Form 10-Q
period 1996-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 1996-05-15
CIK 850141

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1996
                                      OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from         to

 Commission file number   1-10890


                       HORACE MANN EDUCATORS CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                        37-0911756
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)        Identification No.)

   1 Horace Mann Plaza, Springfield, Illinois       62715-0001
    (Address of principal executive offices)        (Zip Code)

       Registrant's Telephone Number, Including Area Code: 217-789-2500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     As of May 1, 1996, 23,448,831 shares of Common Stock, par value $0.001 per share, were outstanding, net of 5,588,098 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996
                                     INDEX

                                                                          Page
                                                                          ----
PART I -  FINANCIAL INFORMATION
          Item 1. Financial Statements
               Consolidated Balance Sheets as of
                 March 31, 1996 and December 31, 1995..................     1

               Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1996
                 and March 31, 1995....................................     2

               Consolidated Statements of Changes in Shareholders'
                 Equity for the Three Months Ended March 31, 1996
                 and March 31, 1995....................................     3

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1996
                 and March 31, 1995....................................     4

               Notes to Consolidated Financial Statements..............     5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................     9

PART II - OTHER INFORMATION............................................    15

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES.............................................................    16

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      MARCH 31,  DECEMBER 31,
                                                        1996        1995
                                                      ---------  ------------
                                     ASSETS
Investments
 Fixed maturities, available for
  sale, at market (amortized cost,
  1996, $2,582,673; 1995, $2,527,032)..............  $2,617,581   $2,643,060
 Mortgage loans and real estate....................      53,978       77,895
 Short-term investments............................      31,990       34,983
 Policy loans and other............................      42,657       42,611
                                                     ----------   ----------
   Total investments...............................   2,746,206    2,798,549
Cash...............................................      11,415        9,518
Accrued investment income..........................      42,359       43,215
Premiums receivable................................      55,862       51,144
Value of acquired insurance in force and goodwill..     127,225      129,843
Other assets.......................................     137,359      142,442
Variable annuity assets............................     535,397      487,543
                                                     ----------   ----------

   Total assets....................................  $3,655,823   $3,662,254
                                                     ==========   ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Annuity contract liabilities......................  $1,278,371   $1,275,117
 Interest-sensitive life contract liabilities......     298,046      289,310
 Unpaid claims and claim expenses..................     381,551      385,064
 Future policy benefits............................     185,214      185,449
 Unearned premiums.................................     139,368      141,105
                                                     ----------   ----------
   Total policy liabilities........................   2,282,550    2,276,045
Other policyholder funds...........................     120,009      119,070
Other liabilities..................................     119,761      133,855
Short-term debt....................................      67,000       75,000
Long-term debt.....................................      99,538      100,000
Variable annuity liabilities.......................     535,397      487,543
                                                     ----------   ----------
   Total liabilities...............................   3,224,255    3,191,513
                                                     ----------   ----------
Warrants, subject to redemption....................         577          577
                                                     ----------   ----------
Common stock.......................................          29           29
Additional paid-in capital.........................     325,281      323,920
Net unrealized gains on fixed
 maturities and equity securities..................      22,763       76,151
Retained earnings..................................     237,220      224,366
Treasury stock, at cost............................    (154,302)    (154,302)
                                                     ----------   ----------
   Total shareholders' equity......................     430,991      470,164
                                                     ----------   ----------
   Total liabilities, redeemable
     securities and shareholders' equity...........  $3,655,823   $3,662,254
                                                     ==========   ==========

          See accompanying notes to consolidated financial statements.

                      HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                                 ------------------
                                                   1996        1995
                                                   ----        ----
Insurance premiums written
 and contract deposits..................         $176,547    $169,084
                                                 ========    ========

Revenues
 Insurance premiums and
  contract charges earned...............         $134,384    $132,600
 Net investment income..................           50,107      49,087
 Realized investment gains..............            2,061         310
                                                 --------    --------
   Total revenues.......................          186,552     181,997
                                                 --------    --------

Benefits, losses and expenses
 Benefits, claims and
  settlement expenses...................           99,229      95,952
 Interest credited......................           23,539      21,980
 Policy acquisition expenses amortized..           10,605      10,712
 Operating expenses.....................           24,952      24,959
 Amortization of intangible assets......            2,619       2,952
 Interest expense.......................            2,840       1,641
 Debt retirement costs..................            1,319           -
                                                 --------    --------
   Total benefits, losses and expenses..          165,103     158,196
                                                 --------    --------

Income before income taxes..............           21,449      23,801
Income tax expense......................            6,016       6,685
                                                 --------    --------

Net income..............................         $ 15,433    $ 17,116
                                                 ========    ========

Earnings per share
 Assuming no dilution...................         $   0.66    $   0.59
                                                 ========    ========

 Assuming full dilution.................         $   0.66    $   0.57
                                                 ========    ========

Weighted average number of shares
 and equivalent shares (in thousands)
  Assuming no dilution..................           23,424      28,960
  Assuming full dilution................           23,424      32,071

                       HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ------------------
                                                    1996          1995
                                                    ----          ----
Common stock
 Beginning balance........................        $      29     $     29
 Options exercised, 1996, 56,500 shares;
   1995, 3,000 shares.....................                -            -
                                                  ---------     --------
 Ending balance...........................               29           29
                                                  ---------     --------

Additional paid-in capital
 Beginning balance........................          323,920      323,517
 Options exercised........................            1,361           60
                                                  ---------     --------
 Ending balance...........................          325,281      323,577
                                                  ---------     --------

Net unrealized gains (losses) on
 fixed maturities and equity securities
   Beginning balance......................           76,151      (70,861)
   Increase (decrease) for the period.....          (53,388)      48,418
                                                  ---------     --------
   Ending balance.........................           22,763      (22,443)
                                                  ---------     --------

Retained earnings
 Beginning balance........................          224,366      159,278
 Net income...............................           15,433       17,116
 Cash dividends, 1996, $0.11 per share;
   1995, $0.09 per share..................           (2,579)      (2,607)
                                                  ---------     --------
 Ending balance...........................          237,220      173,787
                                                  ---------     --------

Treasury stock, at cost...................         (154,302)           -
                                                  ---------     --------

Shareholders' equity at end of period.....        $ 430,991     $474,950
                                                  =========     ========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                  ----------------------
                                                     1996        1995
                                                  ----------  ----------

Cash flows from operating activities
 Premiums collected.............................  $ 134,083   $ 135,888
 Policyholder benefits paid.....................   (108,558)   (102,865)
 Policy acquisition and other
  operating expenses paid.......................    (37,477)    (36,718)
 Federal income taxes recovered.................      3,499           -
 Investment income collected....................     50,963      52,951
 Interest expense paid..........................     (2,169)        (93)
 Other..........................................      1,834       1,844
                                                  ---------   ---------
   Net cash provided by operating activities....     42,175      51,007
                                                  ---------   ---------

Cash flows from investing activities
 Fixed maturities
  Purchases.....................................   (238,646)   (139,852)
  Sales.........................................    136,007      92,009
  Maturities....................................     61,309      29,733
 Reductions in mortgage loans and real estate...     24,405         506
 Net (increase) decrease in other investments,
  principally short-term investments............      2,815      (1,396)
                                                  ---------   ---------
   Net cash used in investing activities........    (14,110)    (19,000)
                                                  ---------   ---------

Cash flows from financing activities
 Dividends paid to shareholders.................     (2,579)     (2,607)
 Proceeds from issuance of Senior Notes.........     98,530           -
 Principal borrowings (payments) on
  Bank Credit Facility..........................     (8,000)          -
 Retirement of Convertible Notes................   (102,890)          -
 Exercise of stock options......................      1,361          60
 Annuity contracts, variable and fixed
  Deposits......................................     39,666      34,427
  Maturities and withdrawals....................    (32,797)    (31,182)
  Net transfer to variable annuity assets.......    (19,881)    (10,534)
 Net increase in interest-sensitive
  life account balances.........................        422         715
                                                  ---------   ---------
   Net cash used in financing activities........    (26,168)     (9,121)
                                                  ---------   ---------
Net increase in cash............................      1,897      22,886
Cash at beginning of period.....................      9,518       5,997
                                                  ---------   ---------
Cash at end of period...........................  $  11,415   $  28,883
                                                  =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)



Note 1 - Basis of Presentation

   The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and December 31, 1995 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 1996 and 1995.

   It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1995 Form 10-K filed by the Company.

   The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

   The Company has reclassified the presentation of certain prior period information to conform with the current presentation.

Note 2 - Purchase of the Company's Common Stock

   On May 3, 1995, the Company entered into an agreement with The Fulcrum III Limited Partnership and The Second Fulcrum III Limited Partnership (together, "Fulcrum") providing for the disposition of the Company's common stock owned by Fulcrum, constituting 44.5% (12.9 million shares) of the then outstanding common stock.

   Pursuant to that agreement, on May 3, the Company repurchased from Fulcrum
6.5 million shares of common stock. The shares were purchased at a price of $169,000, before a contingent payment and expenses of the transaction. The Company borrowed $140,000 of the purchase price under its existing Bank Credit Facility and the balance was paid from cash on hand.

   Also pursuant to the May 3, 1995 agreement, 6.1 million shares of common stock owned by Fulcrum were sold to the public in a secondary public offering which was completed on July 25, 1995 and the remaining 0.3 million shares were distributed to Fulcrum's partners.

   The secondary public offering also included the sale by the Company of 911,902 over-allotment shares, the $20,568 net proceeds of which were used to reduce borrowings under the Bank Credit Facility.

Note 3 - Debt

 Indebtedness outstanding was as follows:

                                                   March 31,    December 31,
                                                     1996          1995
                                                 ------------   -----------
Short-term debt:
 $100,000 Bank Credit Facility, LIBOR +  1/2%
  (5.75% as of March 31, 1996).................    $ 67,000      $ 75,000

Long-term debt:
 6-5/8% Senior Notes, due January 15, 2006.
  Face amount less unaccrued discount
  of $462 (6.7% imputed rate)..................      99,538             -
 4%/6-1/2% Convertible Notes, redeemed
  February 1996................................           -       100,000
                                                   --------      --------
    Total......................................    $166,538      $175,000
                                                   ========      ========

 Issuance of 6-5/8% Senior Notes ("Senior Notes") and Redemption of Convertible Notes

   On January 17, 1996, the Company issued $100,000 face amount of Senior Notes at an effective yield of 6.7%, which will mature on January 15, 2006. The net proceeds from the sale of the Senior Notes were used to finance most of the cost of the redemption of the Convertible Notes. Interest on the Senior Notes is payable semi-annually at a rate of 6-5/8%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury Yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

Note 4 - Investments

   The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                 Percent of
                               Carrying Value            March 31, 1996
                           -------------------------  ----------------------
Rating of Fixed            March 31,   December 31,    Carrying   Amortized
Maturity Securities(1)       1996         1995         Value        Cost
- ----------------------     ----------  -------------  ----------  ----------
AAA.....................     46.3%        45.9%       $1,210,737  $1,196,941
AA......................     10.1         10.5           264,166     258,387
A.......................     25.0         24.0           654,209     640,792
BBB.....................     13.4         14.9           351,814     348,210
BB......................      1.4          1.1            36,733      39,662
B.......................      3.4          3.2            89,477      86,983
CCC or lower............        -            -             1,104       1,643
Not rated(2)............      0.4          0.4             9,341      10,055
                            -----        -----        ----------  ----------
        Total...........    100.0%       100.0%       $2,617,581  $2,582,673
                            =====        =====        ==========  ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2) This category is comprised primarily of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 57.6% of these private placements as investment grade. $1.9 million of the remaining $3.6 million of private placements were rated as investment grade by the NAIC in 1994 and are under review for the assignment of a current rating.

   The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Percent              Carrying
                                                of Total               Value
                                        -------------------------    ----------
                                         March 31,   December 31,     March 31,
Scheduled Maturity                         1996         1995            1996
- ------------------                      ----------  -------------    ----------
One year or less......................      4.9%         4.2%        $  128,022
After one year through five years.....     29.4         30.4            768,553
After five years through ten years....     33.5         32.4            878,259
After ten years through twenty years..     18.0         18.7            470,326
After twenty years....................     14.2         14.3            372,421
                                          -----        -----         ----------
  Total...............................    100.0%       100.0%        $2,617,581
                                          =====        =====         ==========

   There were no past-due, renegotiated or non-accrual mortgage loans as of March 31, 1996 and December 31, 1995. The Company's valuation reserves for losses on mortgage loans and real estate totaled $2,640 at March 31, 1996 and December 31, 1995. The Company's investment portfolio included foreclosed real estate of $10,218 and $10,999 at March 31, 1996 and December 31, 1995, respectively.

Note 5 - Reinsurance

   The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits are estimated in a manner consistent with the insurance liability associated with the policy. The effect of reinsurance on premiums written; premiums earned; and benefits, claims and settlement expenses were as follows:

                                   Ceded to    Assumed
                          Gross      Other    from State
                          Amount   Companies  Facilities    Net
                         --------  ---------  ----------  --------
Three months ended
  March 31, 1996
- -----------------------

Premiums written.......  $175,633    $5,770     $6,684     $176,547
Premiums earned........   133,451     6,298      7,231      134,384
Benefits, claims and
 settlement expenses...    97,429     5,954      7,754       99,229

Three months ended
  March 31, 1995
- -----------------------

Premiums written.......  $168,964    $5,145     $5,265     $169,084
Premiums earned........   131,743     4,668      5,525      132,600
Benefits, claims and
  settlement expenses..    98,148     5,985      3,789       95,952

   The Company maintains an excess and catastrophe treaty reinsurance program. Beginning in 1996, the Company reinsures 95% of catastrophe losses above a retention of $5.5 million per occurrence up to $54 million per occurrence with an aggregate annual deductible of $2.0 million. For liability coverages, the Company reinsures each loss up to $10 million above a retention of $500,000. In addition, the Company reinsures each property loss above a retention of $500,000 up to $1.5 million in 1996.

   In 1995, the Company reinsured 95% of catastrophe losses above a retention of $6 million per occurrence up to $19 million per occurrence. With regard to liability coverages in 1995, the Company reinsured each loss up to $7 million above a retention of $200,000. The Company reinsured each property loss above a retention of $200,000 up to $1.5 million in 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 1996
                                 COMPARED WITH
                       THREE MONTHS ENDED MARCH 31, 1995


 Insurance Premiums and Contract Charges Earned

   Insurance premiums and contract charges earned increased 1.4% for the three months ended March 31, 1996 compared to the same period in 1995. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, reflected growth of 5.3%, increasing to $156.3 million for the three months ended March 31, 1996, compared to $148.5 million for the same period in 1995, driven principally by 15.4% growth in annuity deposits. For all product lines, insurance premiums written and contract deposits of $176.6 million for the three months ended March 31, 1996 increased 4.5%, compared to $169.0 million for the same period in 1995. This increase was less than the growth in insurance premiums written and contract deposits for the Company's primary product lines primarily due to reduced allocation of business from state mandatory automobile insurance facilities. Involuntary automobile business includes assigned risk business as well as state mandatory insurance facilities.

   Automobile (excluding involuntary) and homeowners earned premiums increased 1.3% to $95.1 million for the three months ended March 31, 1996, compared to $93.9 million for the same period in 1995, primarily as a result of a 2% increase in automobile (excluding involuntary) and homeowners policies in force partially offset by a 1% decrease in average premium earned per automobile policy. The 750,000 automobile (excluding involuntary) and homeowners policies in force at March 31, 1996 represented an increase of 16,000 policies since March 31, 1995 and an increase of 7,000 policies since December 31, 1995.

   Automobile (excluding involuntary) and homeowners premiums written increased 1.5% to $93.6 million for the three months ended March 31, 1996 compared to $92.2 million for the same period in 1995. For the three months ended March 31, 1996, new direct premiums written of $9.2 million increased 19.5% compared to $7.7 million for the same period last year. Renewal direct premiums written of $85.5 million for the three months ended March 31, 1996 were equal to the same period in 1995. Partially offsetting this growth in automobile (excluding involuntary) and homeowners premium was a 23.4% decrease in involuntary automobile and other property and casualty premiums written to $4.9 million for the first three months of 1996, compared to $6.4 million for the same period in 1995.

   For the three months ended March 31, 1996, life insurance premiums and contract charges earned were $16.8 million compared to $16.4 million for the same period in 1995, representing an increase of 2.4%. Life insurance in force increased 4.8% compared to March 31, 1995. These results reflect a lapse rate of 7.7% for the three months ended March 31, 1996, compared to 7.9% for the same period in 1995.

   Annuity contract charges earned increased 33.3% to $2.0 million for the three months ended March 31, 1996, compared to $1.5 million for the same period in 1995, primarily due to a 45% increase in variable annuity cash value on deposit. Total annuity deposits received during the three months ended March 31, 1996 increased 15.4% to $39.7 million, compared to $34.4 million for the same period in 1995, reflecting a

$1.9 million, or 6.4%, increase in scheduled deposits for retirement annuities and a $3.4 million, or 65.9%, increase in single premiums and rollover deposits from other companies.

   Group insurance segment premiums earned were $15.4 million for the three months ended March 31, 1996, compared to $14.2 million for the same period in 1995, reflecting an increase in new business. Average medical insurance rate increases, net of changes in benefits, were less than 1% during the three months ended March 31, 1996.

 Net Investment Income

   Net investment income of $50.1 million for the three months ended March 31, 1996 increased 2.0% compared to the same period in 1995. Investments (at amortized cost) increased 1.6%, or $42.9 million, from March 31, 1995. The pretax yield on average investments was 7.4% for both the three months ended March 31, 1996 and the same period in 1995. After tax investment income increased 1.8% to $33.4 million for the three months ended March 31, 1996, the result of a 5.0% after tax yield, compared to $32.8 million and a 4.9% after tax yield for the same period in 1995.

 Realized Investment Gains and Losses

   Realized investment gains were $2.1 million for the first quarter of 1996 compared to $0.3 million for the same period in 1995.

 Benefits, Claims and Settlement Expenses

   Total benefits, claims and settlement expenses increased 3.3% to $99.2 million for the three months ended March 31, 1996, compared to $96.0 million for the same period in 1995, reflecting higher losses from natural catastrophes and severe winter weather in 1996 partially offset by improvement in the automobile loss ratio.

   Property and casualty claims and settlement costs increased 2.1% to $78.0 million for the three months ended March 31, 1996 from $76.4 million for the same period in 1995. The property and casualty loss ratio, including winter weather-related claims, was 77.9% for the three months ended March 31, 1996, compared to 75.9% for the same period in 1995. Winter weather-related claims were $15.9 million for the first three months of 1996 compared to $9.0 million for the same period in 1995. For the three months ended March 31, 1996, the automobile loss ratio was 73.4% compared to 77.6% for the same period in 1995.

   Life benefits were $7.9 million for the three months ended March 31, 1996, reflecting a 5.3% increase compared to $7.5 million for the same period in 1995. Group life and health claims of $13.3 million for the three months ended March 31, 1996 increased 9.9% compared to the $12.1 million in claims recorded in the same period in 1995. The group segment loss ratio was 86.4% for both the three months ended March 31, 1996 and the same period in 1995.

 Interest Credited to Policyholders

   Interest credited to policyholders was $23.5 million for the three months ended March 31, 1996, 6.8% more than the $22.0 million interest credited for the first three months of 1995. Interest credited to annuity contracts increased 5.0% to $19.0 million for the three months ended March 31, 1996 from $18.1 million for the same period in 1995. The increase reflects a higher average annual interest rate credited of 5.7% for the three months ended March 31, 1996, compared to 5.5% for the first quarter of 1995, and a growth of fixed accumulated deposits of 2.5%.

   Life insurance interest credited increased $0.6 million, or 15.4%, to $4.5 million for the three months ended March 31, 1996, compared to the same period in 1995, primarily as a result of growth in the interest-sensitive whole life insurance reserves and account balances.

 Policy Acquisition and Operating Expenses

   Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the three months ended March 31, 1996, policy acquisition and operating expenses of $35.7 million were comparable to the first three months of 1995. For the three months ended March 31, 1996, the property and casualty expense ratio was 19.6% compared to 19.1% for the same period in 1995.

 Amortization of Intangible Assets

   Amortization of intangible assets decreased by $0.4 million to $2.6 million for the three months ended March 31, 1996, compared to $3.0 million for the same period in 1995. The lower amortization was due to the scheduled decrease in the amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

 Interest Expense

   As a result of borrowings on the Bank Credit Facility related to the repurchase of shares of its common stock during the second quarter of 1995, the Company's interest expense of $2.8 million for the three months ended March 31, 1996 was $1.2 million, or 75.0%, greater than the same period in 1995.

 Income Tax Expense

   The 1996 effective income tax rate of 28% was equal to the 1995 effective income tax rate. Income from investments in tax-advantaged securities reduced the 1996 effective income tax rate 4 percentage points compared to a reduction of 3 percentage points in 1995. Acquisition related tax benefits reduced the effective income tax rate 3 percentage points in 1996 and 4 percentage points in 1995.

 Operating Income

   Operating income (income before realized investment gains and losses and 1996 debt retirement costs) was $15.1 million for the three months ended March 31, 1996 compared to $16.9 million for the same period in 1995. The decrease was primarily due to higher property and casualty winter weather-related storm claims in the first quarter of 1996 which offset an increase in operating income from the annuity and life segments.

   Property and casualty segment operating income was $10.3 million for the three months ended March 31, 1996, compared to $12.5 million for the same period in 1995. This reflected an increase in severe winter weather-related claims of $4.5 million after tax. The property and casualty combined loss and expense ratio for the three months ended March 31, 1996 was 97.5%, compared to the 95.1% reported for the same period in 1995, with the increase attributable to the higher levels of weather-related claims.

   Life insurance segment operating income increased $0.2 million for the three months ended March 31, 1996 to $2.9 million, compared to $2.7 million for the same period in 1995.

   The Company maintained strong annuity net margins in the first quarter of 1996 although the net margin percentage declined slightly compared to the same period in 1995. Annuity segment operating income of $4.2 million for the three months ended March 31, 1996 increased 20.0% compared to the same period in 1995 resulting primarily from an increase in cash value on deposit. Total accumulated fixed and variable annuity cash value on deposit of $1,918.1 million increased $199.7 million, or 11.6%, compared to March 31, 1995. This increase resulted from a net increase in funds on deposit of 7.6% plus net increases in market value of underlying mutual funds of $69.6 million.

   The group life and health segment reported break-even results for the three months ended March 31, 1996, similar to the same period in 1995. The combined loss and expense ratio decreased to 107.1% for the three months ended March 31, 1996, compared to 111.2% for the same period in 1995, primarily due to a decrease in the expense ratio resulting from higher premium volume.

 Net Income

   Net income, which includes realized investment gains, for the three months ended March 31, 1996 was $15.5 million, or $0.66 per share, reflecting a 9.4% decrease in net income and a 15.8% increase in net income per share on a fully diluted basis compared to the same period in 1995. The share repurchase completed in 1995 and the redemption of the convertible notes in February 1996 contributed to the increase in net income per share. Net income for the three months ended March 31, 1996 was reduced by $10.3 million due to claims from severe winter weather; by comparison, severe winter weather claims in the first three months of 1995 reduced the Company's net income by $5.8 million. Realized investment gains after tax were $1.3 million for the three months ended March 31, 1996, compared to $0.2 million for the same period in 1995. Net income for the three months ended March 31, 1996 also reflects a reduction of $0.9 million, or $0.04 per share, for the costs of the early redemption of $100 million of convertible notes.

LIQUIDITY AND FINANCIAL RESOURCES

 Investments

   The Company's investment strategy emphasizes high quality investment grade, publicly traded fixed income securities. At March 31, 1996, fixed income securities comprised 95.3% of total investments. Of the fixed income investment portfolio, 95.1% was investment grade and 99.3% was publicly traded. The average quality of the total fixed income portfolio was A+ at March 31, 1996.

   As of March 31, 1996, 34.3% of the Company's fixed maturity portfolio was scheduled to mature within five years and 67.8% within 10 years. However, actual maturities will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.4 years at both March 31, 1996 and December 31, 1995. The Company has included in its annuity products substantial surrender penalties so as to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 60% of all outstanding fixed annuity accumulated cash values are subject to surrender penalties.

   The Company holds a limited position, $129.5 million, in high-yield fixed income securities which are carried at market value. At March 31, 1996, this represented 4.7% of cash and investments, compared to 4.1% held at year-end 1995. The market value of below investment grade securities at March 31, 1996 was $1.7 million less than the amortized cost.

   The Company's mortgage loan and real estate portfolio represented 2.0% of investments at March 31, 1996, a decrease of 0.8 percentage points from 2.8% at December 31, 1995. Mortgage loans and real estate totaled $54.0 million at March 31, 1996 compared to $77.9 million at December 31, 1995. The Company plans to continue to decrease its investment in commercial mortgage loans and real estate. No significant investment in mortgage loans or real estate has been made since early 1988. There were no mortgage loan foreclosures or restructures during the first three months of 1996. No commercial mortgage loans had interest which was 90 days or more past due at March 31, 1996.

   The Company's valuation reserves for investment losses totaled $2.6 million at both March 31, 1996 and December 31, 1995.

 Cash Flow

   The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow in excess of these amounts is used to pay dividends to shareholders and retire short-term debt. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits, retirement of notes and future dividends to shareholders.

 Operating Activities

   As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $42.2 million for the three months ended March 31, 1996 compared to $51.0 million for the same period in 1995. In both years, cash provided by operating activities primarily reflected net cash provided by the insurance subsidiaries.

 Investing Activities

   HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders.

   In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first three months of 1996, net cash used in investing activities was $14.1 million. This net amount reflects $238.6 million in purchases of fixed maturity and other investments, funded by investment sales or maturities of $224.5 million and net cash provided by operating activities.

 Financing Activities

   Financing activities include payment of scheduled dividends, transactions related to the Company's common stock, borrowings and repayments under the Company's various debt facilities and the receipt and withdrawal of funds by annuity policyholders. Shareholder dividends paid for the three months ended March 31, 1996 were $2.6 million.

   On January 17, 1996, the Company issued $100.0 million face amount of 6-5/8% Senior Notes ("Senior Notes"), which will mature on January 15, 2006, at a discount of 0.5%. The $98.5 million net proceeds from the sale of the Senior Notes were used to finance most of the cost of the February 6, 1996 redemption of $100.0 million of outstanding convertible notes at an aggregate cost of $102.9 million.

   For the three months ended March 31, 1996, receipts from annuity contracts of $39.7 million were greater than contract maturities and withdrawals of $32.8 million. Net transfers to variable annuity assets were $19.9 million during the first three months of 1996 and interest-sensitive life account balances increased $0.4 million during the same period.

 Capital Resources

   Shareholders' equity was $431.0 million at March 31, 1996, including an unrealized gain in the Company's investment portfolio of $22.8 million after tax ($35.0 million pretax). The market value of the Company's common stock and the market value per share were $715.1 million and $30-1/2, respectively, at March 31, 1996. Book value per share was $18.38 at March 31, 1996, $17.41 excluding investment market value adjustments.

   The total capital of the Company was $598.1 million at March 31, 1996, including $99.5 million of long-term debt and $67.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 23.1% as of March 31, 1996, compared to 21.3% as of December 31, 1995, with the increase occurring as a result of lower unrealized gains attributable to the Company's investment portfolio.

   As of March 31, 1996, the Company had short-term debt comprised of $67.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility, as amended in January 1996, allows borrowings up to $100.0 million at Interbank Offering Rates plus 0.3% to 2.0% or Bank of America prime rates plus 0% to 1.5%, or 5.8% as of March 31, 1996. Scheduled semi-annual commitment reductions begin in August 1997.

   On January 17, 1996, the Company issued $100.0 million face amount of 6-5/8% Senior Notes ("Senior Notes"), which will mature on January 15, 2006, at a discount of 0.5%. The net proceeds from the sale of the Senior Notes were used to finance most of the cost of the redemption of $100.0 million of outstanding convertible notes at an aggregate cost of $102.9 million. Interest on the Senior Notes is payable semi-annually at a rate of 6-5/8%. The Senior Notes are redeemable in whole or in part, at any time at the Company's option, at a redemption price equal to the greater of (i) 100% of their principal amount and
(ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

   The Senior Notes have an investment grade rating from both Standard & Poor's Corporation ("S&P") (A-) and Moody's Investors Service, Inc. ("Moody's") (Baa2) and are traded on the New York Stock Exchange (HMN 6-5/8).

   The Company's ratio of earnings to fixed charges for the three months ended March 31, 1996 was 8.7x.

   Total shareholder dividends were $2.6 million for the three months ended March 31, 1996. In February 1996, the Board of Directors authorized the fourth consecutive annual increase in the Company's dividend. The regular quarterly dividend increased by 22% to $0.11 per share.



                           PART II  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 6.   Exhibits and Reports on Form 8-K

      (a) The following items are filled as Exhibits.

          (11) Statement re computation of per share earnings.

          (27) Financial Data Schedule.

      (b) No reports on Form 8-K were filed by the Company during the first quarter of 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HORACE MANN EDUCATORS CORPORATION
                                           (Registrant)



Date       May 14, 1996                 Paul J. Kardos
     -------------------------- ----------------------------------

                                 Paul J. Kardos, President and
                                   Chief Executive Officer



Date       May 14, 1996                 Larry K. Becker
     -------------------------- ----------------------------------

                                 Larry K. Becker, Executive
                                   Vice President and Chief
                                   Financial Officer