Form 10-Q
period 1996-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 1996-08-13
CIK 850141

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1996
                                 OR
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

       Registrant's Telephone Number, Including Area Code: 217-789-2500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ----      ----

     As of August 1, 1996, 23,456,331 shares of Common Stock, par value $0.001 per share, were outstanding, net of 5,588,098 shares of treasury stock.

Total of sequentially numbered pages 31.

Exhibit index on page number 20.

===============================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                         Page
                                                                         ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets as of
                 June 30, 1996 and December 31, 1995...................   1

               Consolidated Statements of Operations for the
                 Three and Six Months Ended June 30, 1996
                 and June 30, 1995.....................................   2

               Consolidated Statements of Changes in Shareholders'
                 Equity for the Six Months Ended June 30, 1996
                 and June 30, 1995.....................................   3

               Consolidated Statements of Cash Flows for the
                 Three and Six Months Ended June 30, 1996
                 and June 30, 1995.....................................   4

               Notes to Consolidated Financial Statements..............   5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................  10

PART II - OTHER INFORMATION............................................  17

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES............................................................   18

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                      JUNE 30,   DECEMBER 31,
                                                        1996         1995
                                                      --------   ------------
                                    ASSETS

Investments
 Fixed maturities, available for
   sale, at market (amortized cost,
   1996, $2,583,433; 1995, $2,527,032).............  $2,589,559  $2,643,060
 Mortgage loans and real estate....................      53,601      77,895
 Short-term investments............................      23,253      34,983
 Policy loans and other............................      43,579      42,611
                                                     ----------  ----------
       Total investments...........................   2,709,992   2,798,549
Cash...............................................      13,712       9,518
Accrued investment income..........................      42,072      43,215
Premiums receivable................................      55,174      51,144
Value of acquired insurance in force and goodwill..     124,144     129,843
Other assets.......................................     157,295     142,442
Variable annuity assets............................     574,108     487,543
                                                     ----------  ----------
       Total assets................................  $3,676,497  $3,662,254
                                                     ==========  ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Annuity contract liabilities......................  $1,283,123  $1,275,117
 Interest-sensitive life contract liabilities......     308,871     289,310
 Unpaid claims and claim expenses..................     376,340     385,064
 Future policy benefits............................     182,630     185,449
 Unearned premiums.................................     140,968     141,105
                                                     ----------  ----------
       Total policy liabilities....................   2,291,932   2,276,045
Other policyholder funds...........................     119,705     119,070
Other liabilities..................................     105,630     133,855
Short-term debt....................................      58,000      75,000
Long-term debt.....................................      99,546     100,000
Variable annuity liabilities.......................     574,108     487,543
                                                     ----------  ----------
       Total liabilities                              3,248,921   3,191,513
                                                     ----------  ----------
Warrants, subject to redemption....................         577         577
                                                     ----------  ----------
Common stock.......................................          29          29
Additional paid-in capital.........................     325,567     323,920
Net unrealized gains on fixed
 maturities and equity securities..................       3,984      76,151
Retained earnings..................................     251,721     224,366
Treasury stock, at cost............................    (154,302)   (154,302)
                                                     ----------  ----------
       Total shareholders' equity..................     426,999     470,164
                                                     ----------  ----------
       Total liabilities, redeemable
        securities and shareholders' equity........  $3,676,497  $3,662,254
                                                     ==========  ==========

         See accompanying notes to consolidated financial statements.

                      HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                               JUNE 30,                     JUNE 30,
                                          ------------------           ------------------
                                            1996      1995             1996          1995
                                            ----      ----             ----          ----

Insurance premiums written
 and contract deposits..................  $188,884  $173,432          $365,431    $342,516
                                          ========  ========          ========    ========
Revenues
 Insurance premiums and
  contract charges earned...............  $136,873  $131,856          $271,257    $264,456
 Net investment income..................    49,452    49,579            99,559      98,666
 Realized investment gains..............       684     4,005             2,745       4,315
                                          --------  --------          --------    --------
   Total revenues.......................   187,009   185,440           373,561     367,437
                                          --------  --------          --------    --------
Benefits, losses and expenses
 Benefits, claims and
  settlement expenses...................    96,632    96,078           195,861     192,030
 Interest credited......................    23,763    22,548            47,302      44,528
 Policy acquisition expenses amortized..    10,605    10,498            21,210      21,210
 Operating expenses.....................    26,573    25,425            51,525      50,384
 Amortization of intangible assets......     3,080     2,951             5,699       5,903
 Interest expense.......................     2,630     3,137             5,470       4,778
 Debt retirement costs..................         -         -             1,319           -
 Additional rights relating to
  share repurchase......................         -     1,347                 -       1,347
                                          --------  --------          --------    --------
   Total benefits,
    losses and expenses                    163,283   161,984           328,386     320,180
                                          --------  --------          --------    --------

Income before income taxes..............    23,726    23,456            45,175      47,257
Income tax expense......................     6,645     7,226            12,661      13,911
                                          --------  --------          --------    --------

Net income..............................  $ 17,081  $ 16,230          $ 32,514    $ 33,346
                                          ========  ========          ========    ========

Earnings per share
 Assuming no dilution...................  $   0.73  $   0.66          $   1.39    $   1.24
                                          ========  ========          ========    ========

 Assuming full dilution.................  $   0.73  $   0.62          $   1.39    $   1.18
                                          ========  ========          ========    ========

Weighted average number of shares
 and equivalent shares (in thousands)
  Assuming no dilution..................    23,449    24,747            23,437      26,842
  Assuming full dilution................    23,449    27,867            23,437      29,961

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                           ---------------------------
                                                             1996              1995
                                                             ----              ----

Common stock
 Beginning balance.....................................    $      29         $      29
 Options exercised, 1996, 67,000 shares;
   1995, 3,000 shares..................................            -                 -
                                                           ---------         ---------
 Ending balance........................................           29                29
                                                           ---------         ---------

Additional paid-in capital
 Beginning balance.....................................      323,920           323,517
 Options exercised.....................................        1,647                60
                                                           ---------         ---------
 Ending balance........................................      325,567           323,577
                                                           ---------         ---------

Net unrealized gains (losses) on
 fixed maturities and equity securities
   Beginning balance...................................       76,151           (70,861)
   Increase (decrease) for the period..................      (72,167)          104,956
                                                           ---------         ---------
   Ending balance......................................        3,984            34,095
                                                           ---------         ---------

Retained earnings
 Beginning balance.....................................      224,366           159,278
 Net income............................................       32,514            33,346
 Cash dividends, 1996, $0.22 per share;
   1995, $0.18 per share...............................       (5,159)           (4,628)
                                                           ---------         ---------
 Ending balance........................................      251,721           187,996
                                                           ---------         ---------

Treasury stock, at cost
 Beginning balance.....................................     (154,302)                -
 Purchase of 6,500,000 shares
   (See note 2)........................................            -          (169,478)
                                                           ---------         ---------
 Ending balance........................................     (154,302)         (169,478)
                                                           ---------         ---------

Shareholders' equity at end of period..................    $ 426,999         $ 376,219
                                                           =========         =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    JUNE 30,                       JUNE 30,
                                               ------------------              ----------------
                                                1996        1995               1996        1995
                                                ----        ----               ----        ----
Cash flows from operating activities
  Premiums collected.....................    $ 145,542   $ 139,164          $ 279,625   $ 275,052
  Policyholder benefits paid.............     (112,259)   (100,338)          (220,817)   (203,203)
  Policy acquisition and other
    operating expenses paid..............      (40,188)    (37,796)           (77,665)    (74,514)
  Federal income taxes paid..............      (14,150)    (15,004)           (10,651)    (15,004)
  Investment income collected............       49,739      45,456            100,702      98,407
  Interest expense paid..................         (987)     (3,358)            (3,156)     (3,451)
  Other..................................           54      (4,248)             1,888      (2,344)
                                             ---------   ---------          ---------   ---------
      Net cash provided
       by operating activities...........       27,571      23,876             69,926      74,943
                                             ---------   ---------          ---------   ---------

Cash flows from investing activities
  Fixed maturities
    Purchases............................     (277,429)   (365,764)          (516,075)   (505,616)
    Sales................................      224,273     299,731            360,280     391,740
    Maturities...........................       42,064      46,611            103,373      76,344
  Reductions in mortgage loans
    and real estate......................          448      14,519             24,853      15,025
  Net (increase) decrease in
    other investments, principally
    short-term investments...............        7,814       9,875             10,629       8,479
                                             ---------   ---------          ---------   ---------
      Net cash provided by (used
       in) investing activities..........       (2,830)      4,972            (16,940)    (14,028)
                                             ---------   ---------          ---------   ---------

Cash flows from financing activities
  Dividends paid to shareholders.........       (2,580)     (2,021)            (5,159)     (4,628)
  Proceeds from issuance of Senior Notes.            -           -             98,530           -
  Principal borrowings (payments) on
    Bank Credit Facility.................       (9,000)    140,000            (17,000)    140,000
  Retirement of Convertible Notes........            -           -           (102,890)          -
  Purchase of treasury stock.............            -    (169,478)                 -    (169,478)
  Exercise of stock options..............          286           -              1,647           -
  Annuity contracts, variable and fixed
    Deposits.............................       45,877      36,322             85,543      70,749
    Maturities and withdrawals...........      (33,830)    (27,351)           (66,627)    (58,533)
    Net transfer to variable
      annuity assets.....................      (23,680)    (11,082)           (43,561)    (21,616)
  Net increase in interest-sensitive
    life account balances................          303         505                725       1,220
                                             ---------   ---------          ---------   ---------
      Net cash used
       in financing activities...........      (22,624)    (33,105)           (48,792)    (42,286)
                                             ---------   ---------          ---------   ---------
Net increase (decrease) in cash..........        2,297      (4,257)             4,194      18,629
Cash at beginning of period..............       11,415      28,883              9,518       5,997
                                             ---------   ---------          ---------   ---------
Cash at end of period....................    $  13,712   $  24,626          $  13,712   $  24,626
                                             =========   =========          =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)



Note 1 - Basis of Presentation

   The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and December 31, 1995 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and six months ended June 30, 1996 and 1995.

   It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1995 Form 10-K filed by the Company.

   The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Debt


   Indebtedness outstanding was as follows:
                                                    June 30,      December 31,
                                                      1996            1995
                                                   ----------     ------------

   Short-term debt:
    $100,000 Bank Credit Facility, IBOR +  1/2%
     (6.0% as of June 30, 1996)....................  $ 58,000       $ 75,000

   Long-term debt:
    6 5/8% Senior Notes, due January 15, 2006.
     Face amount less unaccrued discount
     of $454 (6.7% imputed rate)...................    99,546              -
    4%/6 1/2% Convertible Notes, redeemed
     February 1996.................................         -        100,000
                                                     --------       --------
      Total.......................................   $157,546       $175,000
                                                     ========       ========

 Issuance of 6 5/8% Senior Notes ("Senior Notes") and Redemption of Convertible Notes


   On January 17, 1996, the Company issued $100,000 face amount of Senior Notes at an effective yield of 6.7%, which will mature on January 15, 2006. The net proceeds from the sale of the Senior Notes were used to finance most of the cost of the redemption of the Convertible Notes. Interest on the Senior Notes is payable semi-annually at a rate of 6 5/8%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury Yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

Note 4 - Investments

   The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                 Percent of
                               Carrying Value           June 30, 1996
                          ------------------------  ----------------------
Rating of Fixed            June 30,   December 31,   Carrying   Amortized
Maturity Securities(1)      1996         1995         Value       Cost
- ------------------------  ---------  -------------  ----------  ----------

AAA.....................     47.3%       45.9%      $1,225,463  $1,224,515
AA......................      8.4        10.5          218,173     215,010
A.......................     23.8        24.0          616,817     611,226
BBB.....................     14.8        14.9          382,697     383,166
BB......................      1.7         1.1           43,841      47,153
B.......................      3.5         3.2           90,026      88,544
CCC or lower............        -           -            1,040       1,644
Not rated(2)............      0.5         0.4           11,502      12,175
                            -----       -----       ----------  ----------
        Total...........    100.0%      100.0%      $2,589,559  $2,583,433
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

(2) This category is comprised primarily of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 60.5% of these private placements as investment grade. $1.7 million of the remaining $3.1 million of private placements were rated as investment grade by the NAIC in 1994 and are under review for the assignment of a current rating.

   The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Percent            Carrying
                                                of Total             Value
                                        ------------------------  ----------
                                         June 30,  December 31,    June 30,
          Scheduled Maturity               1996        1995          1996
- --------------------------------------  ---------  -------------  ----------
One year or less......................       6.1%        4.2%     $  156,630
After one year through five years.....      27.5        30.4         713,047
After five years through ten years....      34.6        32.4         896,011
After ten years through twenty years..      18.7        18.7         485,271
After twenty years....................      13.1        14.3         338,600
                                           -----       -----      ----------
   Total..............................     100.0%      100.0%     $2,589,559
                                           =====       =====      ==========

   There were no past-due, renegotiated or non-accrual mortgage loans as of June 30, 1996 and December 31, 1995. The Company's valuation reserves for losses on mortgage loans and real estate totaled $2,640 at June 30, 1996 and December 31, 1995. The Company's investment portfolio included foreclosed real estate of $10,373 and $10,999 at June 30, 1996 and December 31, 1995, respectively.

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


                                   Ceded to    Assumed
                          Gross      Other    from State
                          Amount   Companies  Facilities    Net
                         --------  ---------  ----------  --------
Three months ended
  June 30, 1996
- -----------------------

Premiums written.......  $188,090    $ 6,497     $ 7,291  $188,884
Premiums earned........   135,719      6,192       7,346   136,873
Benefits, claims and
  settlement expenses..    96,874      8,011       7,769    96,632

Three months ended
 June 30, 1995
- -----------------------

Premiums written.......  $170,699    $ 6,145     $ 8,878  $173,432
Premiums earned........   131,250      5,152       5,758   131,856
Benefits, claims and
  settlement expenses..    99,094      8,430       5,414    96,078

Six months ended
 June 30, 1996
- -----------------------

Premiums written.......  $363,723    $12,267     $13,975  $365,431
Premiums earned........   269,170     12,490      14,577   271,257
Benefits, claims and
  settlement expenses..   194,303     13,965      15,523   195,861

Six months ended
 June 30, 1995
- -----------------------

Premiums written.......  $339,663    $11,290     $14,143  $342,516
Premiums earned........   262,993      9,820      11,283   264,456
Benefits, claims and
  settlement expenses..   197,242     14,415       9,203   192,030

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

   . Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.

   . Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses on the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital and (ii) the book yield of the Company's investment portfolio.

   . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness or repurchase shares of the Company's outstanding common stock.

   . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms, and the ability of the Company to maintain a favorable catastrophe reinsurance program.

   . The Company's ability to develop and expand its agency force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.

   . The competitive impact of new entrants such as mutual funds into the tax deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.

   . Changes in insurance regulations, including (i) those effecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty or health insurance policies in one or more states.

   . Changes in federal income tax laws and changes resulting from federal tax audits effecting corporate tax rates or taxable income, and regulations changing the relative tax advantages of the Company's life and annuity products to customers.

   . The Company's ability to maintain favorable claims-paying ability ratings.

   .   Adverse changes in policyholder mortality and morbidity rates.

                        SIX MONTHS ENDED JUNE 30, 1996
                                 COMPARED WITH
                        SIX MONTHS ENDED JUNE 30, 1995


   Insurance Premiums and Contract Charges Earned

   Insurance premiums and contract charges earned, which excludes annuity and life contractholders' deposits, increased 2.6% for the six months ended June 30, 1996, compared to the same period in 1995.

   Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, grew 7.4%, increasing to $324.2 million for the six months ended June 30, 1996, compared to $301.9 million for the same period in 1995, driven principally by 20.9% growth in annuity deposits. The six month increase in insurance premiums and contract deposits in the Company's primary product lines of 7.4% included growth of 9.5%, or $14.5 million, for the second quarter of 1996, resulting principally from 26.2% growth in annuity deposits. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written decreased 9.1% compared to the first six months of 1995. For all product lines, insurance premiums written and contract deposits of $365.4 million for the six months ended June 30, 1996 increased 6.7%, compared to $342.4 million for the same period in 1995.

   Automobile (excluding involuntary) and homeowners earned premiums increased 2.0% to $191.7 million for the six months ended June 30, 1996, compared to $188.0 million for the same period in 1995, primarily as a result of a 3.5% increase in automobile (excluding involuntary) and homeowners policies in force, partially offset by a 1.0% decrease in average premium earned per automobile policy. The 762,000 automobile (excluding involuntary) and homeowners policies in force at June 30, 1996 represented an increase of 26,000 policies since June 30, 1995 and an increase of 19,000 policies since December 31, 1995.

   Automobile (excluding involuntary) and homeowners premiums written increased 3.2% to $191.6 million for the six months ended June 30, 1996, compared to $185.6 million for the same period in 1995. For the six months ended June 30, 1996, new direct premiums written of $20.5 million increased 28.1% compared to $16.0 million for the same period last year. Renewal direct premiums written of $172.7 million for the six months ended June 30, 1996 were comparable to $173.3 million for the same period in 1995.

   For the six months ended June 30, 1996, life insurance premiums and contract charges earned were $33.9 million, compared to $32.8 million for the same period in 1995, representing an increase of 3.4%. Life insurance in force increased 4.4% compared to June 30, 1995. These results reflect a lapse rate of 8.0% for the six months ended June 30, 1996, compared to 7.9% for the same period in 1995.

   Annuity contract charges earned increased 40.0% to $4.2 million for the six months ended June 30, 1996, compared to $3.0 million for the same period in 1995, due to a 41% increase in variable annuity cash value on deposit. Total annuity deposits received during the six months ended June 30, 1996 increased 20.9% to $85.5 million, compared to $70.7 million for the same period in 1995, reflecting a $3.7 million, or 6.2%, increase in scheduled deposits for retirement annuities and an $11.1 million, or

100.4%, increase in single premiums and rollover deposits from other companies. The six month increase in annuity deposits of 20.9% reflects growth of 26.2%, or $9.5 million, for the second quarter of 1996 and 15.4%, or $5.3 million, reported for the first quarter of 1996.

   Group insurance segment premiums earned were $30.8 million for the six months ended June 30, 1996, compared to $27.9 million for the same period in 1995, primarily reflecting an increase in new business. Average medical insurance rates, net of changes in benefits, increased 2% during the six months ended June 30, 1996.

 Net Investment Income

   Net investment income of $99.6 million for the six months ended June 30, 1996 increased 0.9% compared to the same period in 1995. Investments (at amortized cost) increased 1.2%, or $31.0 million, from June 30, 1995. The pretax yield on average investments was 7.4% for both the six months ended June 30, 1996 and the same period in 1995. After tax investment income increased 0.8% to $66.4 million for the six months ended June 30, 1996, the result of a 4.9% after tax yield, compared to $65.9 million and a 5.0% after tax yield for the same period in 1995.

 Realized Investment Gains and Losses

   Realized investment gains were $2.7 million for the first half of 1996, compared to $4.3 million for the same period in 1995.

 Benefits, Claims and Settlement Expenses

   Total benefits, claims and settlement expenses increased 2.0% to $195.9 million for the six months ended June 30, 1996, compared to $192.0 million for the same period in 1995.

   Property and casualty claims and settlement costs were $152.2 million for the six months ended June 30, 1996, compared to $153.0 million for the same period in 1995. The property and casualty loss ratio was 75.2% for the six months ended June 30, 1996, compared to 76.1% for the same period in 1995. Higher first quarter 1996 losses from severe winter weather were offset by continued favorable trends in voluntary automobile losses.

   Life benefits were $17.0 million for the six months ended June 30, 1996, reflecting a 3.7% increase, compared to $16.4 million for the same period in 1995. Group life and health claims of $26.7 million for the six months ended June 30, 1996 increased 18.1%, compared to the $22.6 million in claims recorded in the same period in 1995, due to an increase in group medical claims. The group segment loss ratio was 86.7% for the six months ended June 30, 1996, compared to 82.1% for the same period in 1995.

 Interest Credited to Policyholders

   Interest credited to policyholders was $47.3 million for the six months ended June 30, 1996, 6.3% more than the $44.5 million interest credited for the first six months of 1995. Interest credited to annuity contracts increased 4.9% to $38.3 million for the six months ended June 30, 1996, from $36.5 million for the same period in 1995. The increase reflects a higher average annual interest rate credited of 5.6% for the six months ended June 30, 1996, compared to 5.5% for the first half of 1995, and a growth of fixed accumulated deposits of 1.8%.

   Life insurance interest credited increased $1.0 million, or 12.5%, to $9.0 million for the six months ended June 30, 1996, compared to the same period in 1995, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

 Policy Acquisition and Operating Expenses

   Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the six months ended June 30, 1996, policy acquisition and operating expenses of $72.7 million increased $1.0 million, or 1.4%, compared to $71.7 million for the first six months of 1995. For the six months ended June 30, 1996, the property and casualty expense ratio was 19.8% compared to 19.5% for the same period in 1995.

 Amortization of Intangible Assets

   Amortization of intangible assets decreased by $0.2 million to $5.7 million for the six months ended June 30, 1996, compared to $5.9 million for the same period in 1995, as a result of the scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

 Interest Expense

   As a result of borrowings on the Bank Credit Facility related to the repurchase of shares of its common stock during the second quarter of 1995, the Company's interest expense of $5.5 million for the six months ended June 30, 1996 was $0.7 million, or 14.6%, greater than the same period in 1995. Interest expense of $2.7 million for the second quarter of 1996 was $0.5 million less than the $3.2 million reported for the same period in 1995 and is expected to decrease in future quarters as the Company continues to repay this short-term debt.

 Income Tax Expense

   The 1996 effective income tax rate was 28%, compared to the 1995 effective income tax rate of 30%. Income from investments in tax-advantaged securities reduced the effective income tax rate 4 percentage points in both 1996 and 1995. Acquisition related tax benefits reduced the effective income tax rate 5 percentage points in 1996 and 4 percentage points in 1995. The 1995 effective income tax rate also reflected the charge for additional rights relating to the repurchase of shares of the Company's common stock in 1995 that was not deductible for federal income tax purposes.

 Operating Income

   Operating income (income before realized investment gains and losses, 1996 debt retirement costs and the 1995 cost of additional rights related to the share repurchase) was $31.6 million for the six months ended June 30, 1996, compared to $31.8 million for the same period in 1995. Operating income in the first six months of 1996 reflected excellent property and casualty segment results in the second quarter, offsetting high first quarter severe winter storm losses, and an increase in annuity segment earnings.

   Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $35.3 million for the six months ended June 30, 1996 compared to $35.6 million for the first six months of 1995.

   Property and casualty segment operating income was $24.6 million for the six months ended June 30, 1996, compared to $24.2 million for the same period in 1995. Higher first quarter 1996 losses from severe winter weather were offset by continued favorable trends in voluntary automobile losses. The property and casualty combined loss and expense ratio for the six months ended June 30, 1996 was 95.0%, compared to the 95.7% reported for the same period in 1995.

   Life insurance segment operating income was $4.4 million for the six months ended June 30, 1996, comparable to the $4.5 million reported for the same period in 1995, although 1996 reflected higher mortality experience.

   The Company maintained strong annuity net margins in the first half of 1996, although the net margin percentage declined slightly compared to the same period in 1995. Annuity segment operating income of $8.1 million for the six months ended June 30, 1996 increased 14.1%, compared to the same period in 1995, resulting primarily from an increase in cash value on deposit. Total accumulated fixed and variable annuity cash value on deposit of $1,962.1 million increased $190.5 million, or 10.8%, compared to June 30, 1995. This increase resulted from a net increase in funds on deposit of 7.7% plus net increases in market value of underlying mutual funds of $56.0 million.

   The group life and health segment reported an operating loss of $0.4 million for the six months ended June 30, 1996, compared to operating income of $0.2 million for the same period in 1995. The group life and health combined loss and expense ratio increased to 109.0% for the six months ended June 30, 1996, compared to 106.6% for the same period in 1995, primarily due to an increase in group medical claims.

 Net Income

   Net income, which includes realized investment gains, for the six months ended June 30, 1996 was $32.5 million, or $1.39 per share, reflecting a 2.4% decrease in net income and a 17.8% increase in net income per share on a fully diluted basis compared to the same period in 1995. The share repurchase completed in 1995 and the redemption of the convertible notes in February 1996 are reflected in the increase in net income per share. Realized investment gains after tax were $1.8 million for the six months ended June 30, 1996, compared to $2.8 million for the same period in 1995. Net income for the six months ended June 30, 1996 also reflects a reduction of $0.9 million, or $0.04 per share, for the costs of the early redemption of $100 million of convertible notes. Net income for the six months ended June 30, 1995 included a reduction of $1.3 million, or $0.04 per share, for the cost of the additional rights granted in connection with the share repurchase.

LIQUIDITY AND FINANCIAL RESOURCES

 Investments

   The Company's investment strategy emphasizes high quality investment grade, publicly traded fixed income securities. At June 30, 1996, fixed income securities comprised 95.6% of total investments. Of the fixed income investment portfolio, 95.1% was investment grade and 99.4% was publicly traded. The average quality of the total fixed income portfolio was AA- at June 30, 1996.

   The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.6 years at June 30, 1996 and 4.4 years at December 31, 1995. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 60% of all outstanding fixed annuity accumulated cash values are subject to surrender penalties.

   The commercial mortgage obligation ("CMO") segment of the Company's investment portfolio has more predictable and stable cash flow characteristics than the broader CMO market and is primarily utilized by the Company to manage interest rate volatility. At June 30, 1996, approximately 6.1% of the Company's investment portfolio was invested in CMOs. At June 30, 1996, the credit quality ratings of the Company's investments in CMOs were AAA and NAIC 1, which are the highest ratings. The market value of CMOs owned by the Company at June 30, 1996 was $164.1 million, compared to an amortized cost of $164.7 million. The average duration of the Company's investment in CMOs was 4.2 years at June 30, 1996.

 Cash Flow

   The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow in excess of these amounts has been used to pay dividends to shareholders and retire short-term debt. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits, and retirement of long-term notes.

 Operating Activities

   As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $69.9 million for the six months ended June 30, 1996 compared to $74.9 million for the same period in 1995. In both years, cash provided by operating activities primarily reflected net cash provided by the insurance subsidiaries.

 Investing Activities

   HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the

Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first six months of 1996, net cash used in investing activities was $16.9 million. This net amount reflects $516.1 million in purchases of fixed maturity and other investments, funded by investment sales or maturities of $499.2 million and net cash provided by operating activities.

 Financing Activities

   Financing activities include the receipt and withdrawal of funds by annuity policyholders, payment of scheduled dividends, transactions related to the Company's common stock and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the six months ended June 30, 1996 were $5.2 million.

   For the six months ended June 30, 1996, receipts from annuity contracts of $85.5 million were greater than contract maturities and withdrawals of $66.6 million. Net transfers to variable annuity assets were $43.6 million during the first six months of 1996 and interest-sensitive life account balances increased $0.7 million during the same period.

   On January 17, 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes"), which will mature on January 15, 2006, at a discount of 0.5%. The net proceeds from the sale of the Senior Notes were used to finance most of the cost of the full redemption of the $100.0 million of outstanding convertible notes at an aggregate cost of $102.9 million. The redemption of the convertible notes extended the maturity of the Company's long-term debt and eliminated the potential dilutive impact of these securities. The Senior Notes have an investment grade rating from both Standard & Poor's Corporation ("S&P") (A-) and Moody's Investors Service, Inc. ("Moody's") (Baa2) and are traded on the New York Stock Exchange (HMN 6 5/8).

   As of June 30, 1996, the Company had short-term debt comprised of $58.0 million outstanding under the Bank Credit Facility. The Company repaid $17.0 million on the Bank Credit Facility during the first six months of 1996.

 Capital Resources

   Historically, the Company's insurance subsidiaries have generated capital in excess of what has been needed to support business growth. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to retire long-term debt, repurchase shares of its common stock, increase dividends to its shareholders and fulfill other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

   The total capital of the Company was $585.1 million at June 30, 1996, including $99.5 million of long-term debt and $58.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 23.3% as of June 30, 1996, compared to 21.3% as of December 31, 1995, with the increase occurring as a result of a reduction in unrealized gains attributable to the Company's investment portfolio. The Company's ratio of earnings to fixed charges for the six months ended June 30, 1996 was 9.2x.

   Total shareholder dividends were $5.2 million for the six months ended June 30, 1996. In February 1996, the Board of Directors authorized the fourth consecutive annual increase in the Company's dividend. The regular quarterly dividend increased by 22% to $0.11 per share.

   Shareholders' equity was $427.0 million at June 30, 1996, including an unrealized gain in the Company's investment portfolio of $4.0 million after tax ($6.1 million pretax). The market value of the Company's common stock and the market value per share were $744.7 million and $31 3/4, respectively, at June 30, 1996. Book value per share was $18.20 at June 30, 1996, $18.03 excluding investment market value adjustments.



                          PART II  OTHER INFORMATION


Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 6.      Exhibits and Reports on Form 8-K

       (a) The following items are filled as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

             (10) Material contracts:
                  10.1* Agreement entered by and between HMEC and Paul J. Kardos as of August 1, 1996.

             (11) Statement re computation of per share earnings.

             (27) Financial Data Schedule.

       (b) No reports on Form 8-K were filed by the Company during the second quarter of 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HORACE MANN EDUCATORS CORPORATION
                                          (Registrant)



Date       August 13, 1996        /s/ Paul J. Kardos
     ---------------------------  ---------------------------------
                                      Paul J. Kardos, President and
                                        Chief Executive Officer



Date       August 13, 1996        /s/ Larry K. Becker
     ---------------------------  -----------------------------------
                                      Larry K. Becker, Executive
                                        Vice President and Chief
                                        Financial Officer