Form 10-Q
period 1996-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 1996-11-14
CIK 850141

================================================================================
--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1996
                                 OR
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  __X__    No _____

     As of November 1, 1996, 23,525,331 shares of Common Stock, par value $0.001 per share, were outstanding, net of 5,588,098 shares of treasury stock.

Total of sequentially numbered pages 43.

Exhibit index on page number 22.

--------------------------------------------------------------------------------
================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX


                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets as of
                September 30, 1996 and December 31, 1995...........   1

               Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1996
                and September 30, 1995.............................   2

               Consolidated Statements of Changes in Shareholders'
                Equity for the Nine Months Ended September 30, 1996
                and September 30, 1995.............................   3

               Consolidated Statements of Cash Flows for the
                Three and Nine Months Ended September 30, 1996
                and September 30, 1995.............................   4

               Notes to Consolidated Financial Statements..........   5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............  11

PART II - OTHER INFORMATION........................................  19

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES.........................................................  21

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1996             1995
                                                     -------------    ------------
                                     ASSETS

Investments
 Fixed maturities, available for
  sale, at market (amortized cost,
  1996, $2,595,686; 1995, $2,527,032)..............   $2,614,742       $2,643,060
 Mortgage loans and real estate....................       51,443           77,895
 Short-term investments............................       26,768           34,983
 Policy loans and other............................       45,015           42,611
                                                      ----------       ----------
      Total investments............................    2,737,968        2,798,549
Cash...............................................       12,027            9,518
Accrued investment income..........................       40,604           43,215
Premiums receivable................................       64,503           51,144
Value of acquired insurance in force and goodwill..      121,343          129,843
Other assets.......................................      156,571          142,442
Variable annuity assets............................      613,269          487,543
                                                      ----------       ----------

      Total assets.................................   $3,746,285       $3,662,254
                                                      ==========       ==========

           LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Annuity contract liabilities......................   $1,282,588       $1,275,117
 Interest-sensitive life contract liabilities......      317,753          289,310
 Unpaid claims and claim expenses..................      368,957          385,064
 Future policy benefits............................      182,407          185,449
 Unearned premiums.................................      154,489          141,105
                                                      ----------       ----------
      Total policy liabilities.....................    2,306,194        2,276,045
Other policyholder funds...........................      120,516          119,070
Other liabilities..................................      105,338          133,855
Short-term debt....................................       50,000           75,000
Long-term debt.....................................       99,555          100,000
Variable annuity liabilities.......................      613,269          487,543
                                                      ----------       ----------
      Total liabilities............................    3,294,872        3,191,513
                                                      ----------       ----------
Warrants, subject to redemption....................          577              577
                                                      ----------       ----------
Common stock.......................................           29               29
Additional paid-in capital.........................      327,255          323,920
Net unrealized gains on fixed
 maturities and equity securities..................       12,389           76,151
Retained earnings..................................      265,465          224,366
Treasury stock, at cost............................     (154,302)        (154,302)
                                                      ----------       ----------
      Total shareholders' equity...................      450,836          470,164
                                                      ----------       ----------
      Total liabilities, redeemable
       securities and shareholders' equity.........   $3,746,285       $3,662,254
                                                      ==========       ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          -------------------  -----------------
                                            1996       1995      1996     1995
                                          --------   --------  -------  --------

Insurance premiums written
 and contract deposits..................  $191,390   $175,734  $556,821 $518,250
                                          ========   ========  ======== ========

Revenues
 Insurance premiums and
  contract charges earned...............  $137,412   $133,043  $408,669 $397,499
 Net investment income..................    49,626     49,548   149,185  148,214
 Realized investment gains (losses).....      (134)     1,389     2,611    5,704
                                          --------   --------  -------- --------
   Total revenues.......................   186,904    183,980   560,465  551,417
                                          --------   --------  -------- --------

Benefits, losses and expenses
 Benefits, claims and
  settlement expenses...................   100,369     90,602   296,230  282,632
 Interest credited......................    23,923     23,032    71,225   67,560
 Policy acquisition expenses amortized..    10,792     10,488    32,002   31,698
 Operating expenses.....................    25,601     26,617    77,126   77,001
 Amortization of intangible assets......     2,802      2,918     8,501    8,821
 Interest expense.......................     2,552      3,582     8,022    8,360
 Debt retirement costs..................         -          -     1,319        -
 Additional rights relating to
  share repurchase......................         -          -         -    1,347
                                          --------   --------  -------- --------
   Total benefits, losses and expenses..   166,039    157,239   494,425  477,419
                                          --------   --------  -------- --------

Income before income taxes..............    20,865     26,741    66,040   73,998
Income tax expense......................     4,541      7,584    17,202   21,495
                                          --------   --------  -------- --------

Net income..............................  $ 16,324   $ 19,157  $ 48,838 $ 52,503
                                          ========   ========  ======== ========

Earnings per share
 Assuming no dilution...................  $   0.69   $   0.83  $   2.08 $   2.05
                                          ========   ========  ======== ========

 Assuming full dilution.................  $   0.69   $   0.76  $   2.08 $   1.93
                                          ========   ========  ======== ========

Weighted average number of shares
 and equivalent shares (in thousands)
  Assuming no dilution..................    23,474     23,141    23,449   25,594
  Assuming full dilution................    23,474     26,359    23,449   28,812

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                              ---------------------
                                                1996        1995
                                                ----        ----

Common stock
 Beginning balance..........................  $      29   $      29
 Options exercised, 1996, 136,000 shares;
   1995, 18,000 shares......................          -           -
                                              ---------   ---------
 Ending balance.............................         29          29
                                              ---------   ---------

Additional paid-in capital
 Beginning balance..........................    323,920     323,517
 Options exercised..........................      3,335         378
                                              ---------   ---------
 Ending balance.............................    327,255     323,895
                                              ---------   ---------

Net unrealized gains (losses) on
 fixed maturities and equity securities
   Beginning balance........................     76,151     (70,861)
   Increase (decrease) for the period.......    (63,762)    110,306
                                              ---------   ---------
   Ending balance...........................     12,389      39,445
                                              ---------   ---------

Retained earnings
 Beginning balance..........................    224,366     159,278
 Net income.................................     48,838      52,503
 Cash dividends, 1996, $0.33 per share;
   1995, $0.27 per share....................     (7,739)     (6,733)
                                              ---------   ---------
 Ending balance.............................    265,465     205,048
                                              ---------   ---------

Treasury stock, at cost
 Beginning balance..........................   (154,302)          -
 Purchase of 6,500,000 shares (See note 5)..          -    (174,870)
 Issuance of 911,902 shares (See note 5)....          -      20,568
                                              ---------   ---------
 Ending balance.............................   (154,302)   (154,302)
                                              ---------   ---------

Shareholders' equity at end of period.......  $ 450,836   $ 414,115
                                              =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                           ----------------------  --------------------------
                                              1996        1995          1996          1995
                                           ----------  ----------  --------------  ----------
Cash flows from operating activities
 Premiums collected......................  $ 146,670   $ 132,256       $ 427,886   $ 412,585
 Policyholder benefits paid..............   (116,876)   (104,244)       (335,378)   (306,207)
 Policy acquisition and other
  operating expenses paid................    (39,220)    (37,669)       (121,105)   (117,978)
 Federal income taxes recovered (paid)...          -           4         (10,651)    (15,000)
 Investment income collected.............     51,094      53,171         151,796     151,578
 Interest expense paid...................     (4,226)     (2,470)         (7,382)     (5,921)
 Other...................................     (4,639)      1,211          (2,437)     (1,855)
                                           ---------   ---------       ---------   ---------
   Net cash provided
    by operating activities..............     32,803      42,259         102,729     117,202
                                           ---------   ---------       ---------   ---------
Cash flows from investing activities
 Fixed maturities
  Purchases..............................   (206,079)   (241,242)       (722,154)   (746,858)
  Sales..................................    152,155     177,402         512,435     569,142
  Maturities.............................     46,391      57,237         149,764     133,581
 Reductions in mortgage loans
  and real estate........................      2,629       7,068          27,482      22,093
 Net (increase) decrease in
  other investments, principally
  short-term investments.................     (4,950)    (25,297)          5,679     (16,818)
                                           ---------   ---------       ---------   ---------
   Net cash provided by (used
    in) investing activities.............     (9,854)    (24,832)        (26,794)    (38,860)
                                           ---------   ---------       ---------   ---------
Cash flows from financing activities
 Dividends paid to shareholders..........     (2,580)     (2,105)         (7,739)     (6,733)
 Proceeds from issuance of Senior Notes..          -           -          98,530           -
 Proceeds from issuance of common stock..          -      20,568               -      20,568
 Principal borrowings (payments) on
  Bank Credit Facility...................     (8,000)    (38,000)        (25,000)    102,000
 Retirement of Convertible Notes.........          -           -        (102,890)          -
 Purchase of treasury stock..............          -      (5,392)              -    (174,870)
 Exercise of stock options...............      1,688         378           3,335         378
 Annuity contracts, variable and fixed
  Deposits...............................     36,698      31,817         122,241     102,566
  Maturities and withdrawals.............    (33,355)    (28,836)        (99,982)    (87,369)
  Net transfer to variable
   annuity assets........................    (19,405)    (10,781)        (62,966)    (32,397)
 Net increase in interest-sensitive
  life account balances..................        320         492           1,045       1,712
                                           ---------   ---------       ---------   ---------
   Net cash used
    in financing activities..............    (24,634)    (31,859)        (73,426)    (74,145)
                                           ---------   ---------       ---------   ---------
Net increase (decrease) in cash..........     (1,685)    (14,432)          2,509       4,197
Cash at beginning of period..............     13,712      24,626           9,518       5,997
                                           ---------   ---------       ---------   ---------
Cash at end of period....................  $  12,027   $  10,194       $  12,027   $  10,194
                                           =========   =========       =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1996 and December 31, 1995 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and nine months ended September 30, 1996 and 1995.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1995 Form 10-K filed by the Company.

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


Note 2 - Debt

     Indebtedness outstanding was as follows:

                                                       September 30,    December 31,
                                                           1996             1995
                                                       -------------    ------------
     Short-term debt:
       $100,000 Bank Credit Facility, IBOR + 1/2%
         (6.1% as of September 30, 1996) ..........      $ 50,000         $ 75,000

     Long-term debt:
       6-5/8% Senior Notes, due January 15, 2006.
         Face amount less unaccrued discount
         of $445 (6.7% imputed rate) ..............        99,555                -
       4%/6-1/2% Convertible Notes, redeemed
         February 1996 ............................             -          100,000
                                                         --------         --------
           Total ..................................      $149,555         $175,000
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


Note 3 - Investments

     The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                       Percent of
                                     Carrying Value              September 30, 1996
                              -----------------------------    ------------------------
Rating of Fixed               September 30,    December 31,     Carrying     Amortized
Maturity Securities(1)            1996             1995          Value          Cost
-----------------------       -------------    ------------    ----------    ----------
AAA ......................        48.1%            45.9%       $1,258,334    $1,252,890
AA .......................         8.2             10.5           215,008       211,010
A ........................        22.8             24.0           596,918       594,539
BBB ......................        14.2             14.9           371,910       388,065
BB .......................         2.6              1.1            66,717        46,852
B ........................         3.6              3.2            93,415        89,165
CCC or lower .............         0.1                -             1,391         2,101
Not rated(2) .............         0.4              0.4            11,049        11,064
                                 -----            -----        ----------    ----------
    Total ................       100.0%           100.0%       $2,614,742    $2,595,686
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

(2) This category is comprised primarily of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 86.7% of these private placements as investment grade. None of the remaining $0.9 million of private placements were rated as investment grade by the NAIC in 1994 and are under review for the assignment of a current rating.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Percent                 Carrying
                                                    of Total                  Value
                                         -----------------------------    -------------
                                         September 30,    December 31,    September 30,
Scheduled Maturity                           1996             1995            1996
------------------                       -------------    ------------    -------------
One year or less ......................        6.2%            4.2%        $  161,271
After one year through five years .....       29.0            30.4            756,719
After five years through ten years ....       33.9            32.4            887,080
After ten years through twenty years ..       18.8            18.7            492,596
After twenty years ....................       12.1            14.3            317,076
                                             -----           -----         ----------
    Total .............................      100.0%          100.0%        $2,614,742
                                             =====           =====         ==========

     There were no past-due, renegotiated or non-accrual mortgage loans as of September 30, 1996 and December 31, 1995. The Company's valuation reserves for losses on mortgage loans and real estate totaled $2,640 at September 30, 1996 and December 31, 1995. The Company's investment portfolio included foreclosed real estate of $8,549 and $10,999 at September 30, 1996 and December 31, 1995, respectively.


Note 4 - Shareholders' Equity

     In September 1996, the common shareholders of HMEC approved and HMEC adopted the HMEC Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 300,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company.

     In September 1996, the common shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock in HMEC. The Board of Directors is authorized to (i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at September 30, 1996.

Note 5 - Purchase of the Company's Common Stock

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

Note 6 - Reinsurance

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

                                                             Ceded to      Assumed
                                                  Gross        Other      from State
                                                  Amount     Companies    Facilities      Net
                                                 --------    ---------    ----------    --------
Three months ended September 30, 1996
-------------------------------------
Premiums written ............................    $189,651     $ 5,691      $ 7,430      $191,390
Premiums earned .............................     136,304       5,820        6,928       137,412
Benefits, claims and settlement expenses ....     100,168       7,019        7,220       100,369

Three months ended September 30, 1995
-------------------------------------
Premiums written ............................    $174,244     $ 6,279      $ 7,769      $175,734
Premiums earned .............................     132,325       5,607        6,325       133,043
Benefits, claims and settlement expenses ....      92,861       7,869        5,610        90,602

Nine months ended September 30, 1996
------------------------------------
Premiums written ............................    $553,374     $17,958      $21,405      $556,821
Premiums earned .............................     405,474      18,310       21,505       408,669
Benefits, claims and settlement expenses ....     294,471      20,984       22,743       296,230

Nine months ended September 30, 1995
------------------------------------
Premiums written ............................    $513,907     $17,569      $21,912      $518,250
Premiums earned .............................     395,318      15,427       17,608       397,499
Benefits, claims and settlement expenses ....     290,103      22,284       14,813       282,632


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

                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                 COMPARED WITH
                      NINE MONTHS ENDED SEPTEMBER 30, 1995


 Insurance Premiums and Contract Charges Earned

     Insurance premiums and contract charges earned, which excludes annuity and life contractholders' deposits, increased 2.8% for the nine months ended September 30, 1996, compared to the same period in 1995.

     Insurance premiums written and contract deposits of $556.8 million for the nine months ended September 30, 1996 increased 7.4%, compared to $518.3 million for the same period in 1995, driven principally by 19.1% growth in annuity deposits. Annual premium of approximately $7 million for Horace Mann's contract to provide professional liability insurance for the 2.2 million members of the National Education Association is included in the Company's total insurance premiums written and contract deposits for the three and nine months ended September 30, 1996. No such premium was written in 1995. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, grew 7.0%, increasing to $489.7 million for the nine months ended September 30, 1996, compared to $457.6 million for the same period in 1995. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written for the nine months ended September 30, 1996 decreased 7.2% compared to the first nine months of 1995.

     Automobile (excluding involuntary) and homeowners earned premiums increased 2.2% to $289.8 million for the nine months ended September 30, 1996, compared to $283.7 million for the same period in 1995, primarily as a result of a 4.3% increase in automobile (excluding involuntary) and homeowners policies in force, partially offset by a 0.3% decrease in average premium earned per automobile policy. The 773,000 automobile (excluding involuntary) and homeowners policies in force at September 30, 1996 represented an increase of 32,000 policies since September 30, 1995 and an increase of 30,000 policies since December 31, 1995.

     Automobile (excluding involuntary) and homeowners premiums written increased 3.4% to $296.9 million for the nine months ended September 30, 1996, compared to $287.0 million for the same period in 1995. For the nine months ended September 30, 1996, new direct premiums written of $31.8 million increased 18.7% compared to $26.8 million for the same period last year. Renewal direct premiums written of $268.4 million for the nine months ended September 30, 1996 increased 1.9% compared to $263.5 million for the same period in 1995.

     For the nine months ended September 30, 1996, life insurance premiums and contract charges earned were $50.9 million, compared to $48.5 million for the same period in 1995, representing an increase of 4.9%. Life insurance in force on September 30, 1996 increased 4.2% compared to a year earlier. The lapse rate of 8.0% for the nine months ended September 30, 1996 increased slightly compared to 7.7% for the same period in 1995.

     Annuity contract charges earned increased 41.3% to $6.5 million for the nine months ended September 30, 1996, compared to $4.6 million for the same period in 1995, due to a 39% increase in variable annuity cash value on deposit. Total annuity deposits received during the nine months ended September 30, 1996 increased 19.1% to $122.2 million, compared to $102.6 million for the same period in 1995, reflecting a $5.5 million, or 6.6%, increase in scheduled deposits for retirement annuities and a $14.1 million, or 72.3%, increase in single premiums and rollover deposits from other companies.

     Group insurance segment premiums earned were $44.9 million for the nine months ended September 30, 1996, compared to $42.1 million for the same period in 1995. However, premiums written of $13.7 million for the three months ended September 30, 1996 represented a decrease of 6.8% compared to the $14.7 million reported for the same period last year as a result of a decline in new business.

 Net Investment Income

     Net investment income of $149.2 million for the nine months ended September 30, 1996 increased 0.7% compared to the same period in 1995. Investments (at amortized cost) increased 1.4%, or $36.2 million, from September 30, 1995. The pretax yield on average investments was 7.4% (4.9% after tax) for both the nine months ended September 30, 1996 and the same period in 1995.

 Realized Investment Gains and Losses

     Realized investment gains were $2.6 million for the first nine months of 1996, compared to $5.7 million for the same period in 1995.

 Benefits, Claims and Settlement Expenses

     Total benefits, claims and settlement expenses increased 4.8% to $296.2 million for the nine months ended September 30, 1996, compared to $282.6 million for the same period in 1995.

     Property and casualty claims and settlement costs were $231.3 million for the nine months ended September 30, 1996, compared to $224.7 million for the same period in 1995. The property and casualty loss ratio was 75.5% for the nine months ended September 30, 1996, compared to 74.3% for the same period in 1995. After nine months, higher first quarter 1996 losses from severe winter weather and third quarter 1996 losses from hurricanes were partially offset by continued favorable trends in voluntary automobile losses. Catastrophe losses for the nine months ended September 30, 1996 were $19.3 million, compared to catastrophe losses of $10.7 million for the same period in 1995. Hurricanes Fran and Bertha, which occurred during the third quarter of 1996, represented $7.8 million in losses. Catastrophe losses were $2.3 million in the third quarter of 1995.

     Life benefits were $24.7 million for the nine months ended September 30, 1996, reflecting a 5.6% increase, compared to $23.4 million for the same period in 1995. Group life and health claims of $40.2 million for the nine months ended September 30, 1996 increased 16.5%, compared to the $34.5 million in claims recorded in the same period in 1995, due to an increase in group medical claims. The group segment loss ratio was 89.4% for the nine months ended September 30, 1996, compared to 82.7% for the same period in 1995.

 Interest Credited to Policyholders

     Interest credited to policyholders was $71.2 million for the nine months ended September 30, 1996, 5.3% more than the $67.6 million interest credited for the first nine months of 1995. Interest credited to fixed rate annuity contracts increased 3.8% to $57.5 million for the nine months ended September 30, 1996, from $55.4 million for the same period in 1995. The increase reflects a higher average annual interest rate credited of 5.6% for the nine months ended September 30, 1996, compared to 5.5% for the first nine months of 1995, and a growth of fixed rate annuity accumulated deposits of 1.2%.

     Life insurance interest credited increased $1.5 million, or 12.3%, to $13.7 million for the nine months ended September 30, 1996, compared to the same period in 1995, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

 Policy Acquisition and Operating Expenses

     Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the nine months ended September 30, 1996, policy acquisition and operating expenses of $109.3 million increased $0.6 million, or 0.6%, compared to $108.7 million for the first nine months of 1995. For the nine months ended September 30, 1996, the property and casualty expense ratio was 19.2% compared to 19.5% for the same period in 1995.

 Amortization of Intangible Assets

     Amortization of intangible assets decreased by $0.3 million to $8.5 million for the nine months ended September 30, 1996, compared to $8.8 million for the same period in 1995, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

 Interest Expense

     The Company's interest expense of $8.0 million for the nine months ended September 30, 1996 was $0.4 million, or 4.8%, less than the same period in 1995 as a result of subsequent repayments of borrowings on the Bank Credit Facility related to the repurchase of shares of its common stock during the second quarter of 1995. Interest expense of $2.5 million for the third quarter of 1996 was $1.1 million less than the $3.6 million reported for the same period in 1995 and is expected to decrease in future quarters as the Company continues to repay this short-term debt.

 Income Tax Expense

     The 1996 effective income tax rate was 26%, compared to the 1995 effective income tax rate of 29%. Income from investments in tax-advantaged securities reduced the effective income tax rate 4 percentage points in both 1996 and 1995. Acquisition related tax benefits reduced the effective income tax rate 5 percentage points in 1996 and 4 percentage points in 1995. The 1995 effective income tax rate also reflected the charge for additional rights relating to the repurchase of shares of the Company's common stock in 1995 that was not deductible for federal income tax purposes.

   Operating Income

     Operating income (income before realized investment gains and losses, 1996 debt retirement costs and the 1995 cost of additional rights related to the share repurchase) was $48.0 million for the nine months ended September 30, 1996, compared to $50.1 million for the same period in 1995. Operating income in the first nine months of 1996 reflected high first quarter severe winter storm losses and high third quarter hurricane losses partially offset by excellent voluntary auto results and an increase in annuity segment earnings.

     Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $53.5 million for the nine months ended September 30, 1996 compared to $55.8 million for the first nine months of 1995.

     Property and casualty segment operating income was $36.5 million for the nine months ended September 30, 1996, compared to $39.8 million for the same period in 1995. Higher first quarter 1996 losses from severe winter weather and after tax catastrophe losses of $5.5 million from hurricanes in the third quarter of 1996 were partially offset by continued favorable trends in voluntary automobile losses. The property and casualty combined loss and expense ratio for the nine months ended September 30, 1996 was 94.7%, compared to the 93.9% reported for the same period in 1995.

     Life insurance segment operating income of $7.3 million for the nine months ended September 30, 1996 increased 2.8% compared to the $7.1 million reported for the same period in 1995, although 1996 reflected higher mortality experience.

     Annuity segment operating income of $12.1 million for the nine months ended September 30, 1996 increased 13.1%, compared to the same period in 1995, resulting primarily from an increase in cash value on deposit. Total accumulated fixed and variable annuity cash value on deposit of $2,002.3 million increased $186.8 million, or 10.3%, compared to September 30, 1995. This increase resulted from a net increase in funds on deposit of 7.6% plus net increases in market value of underlying mutual funds of $51.8 million.

     The group life and health segment reported an operating loss of $1.7 million for the nine months ended September 30, 1996, compared to operating income of $0.2 million for the same period in 1995. The group life and health combined loss and expense ratio increased to 112.9% for the nine months ended September 30, 1996, compared to 106.9% for the same period in 1995, primarily due to an increase in group medical claims.

   Net Income

     Net income, which includes realized investment gains, for the nine months ended September 30, 1996 was $48.8 million, or $2.08 per share, reflecting a 7.0% decrease in net income and a 7.8% increase in net income per share on a fully diluted basis compared to the same period in 1995. The share repurchase completed in May 1995 and the redemption of the convertible notes in February 1996 resulted in the increase in net income per share. Realized investment gains after tax were $1.7 million for the nine months ended September 30, 1996, compared to $3.7 million for the same period in 1995. Net income for the nine months ended September 30, 1996 reflects a reduction of $0.9 million, or $0.04 per share, for the costs of the early redemption of $100 million of convertible notes. Net income for the nine months ended September 30, 1995 included a reduction of $1.3 million, or $0.05 per share, for the cost of the additional rights granted in connection with the share repurchase.

LIQUIDITY AND FINANCIAL RESOURCES

 Investments

     The Company's investment strategy emphasizes high quality investment grade, publicly traded fixed income securities. At September 30, 1996, fixed income securities comprised 95.5% of total investments. Of the fixed income investment portfolio, 94.2% was investment grade and 99.5% was publicly traded. The average quality of the total fixed income portfolio was AA- at September 30, 1996.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.5 years at September 30, 1996 and
4.4 years at December 31, 1995. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 60% of all outstanding fixed annuity accumulated cash values are subject to surrender penalties.

     The commercial mortgage obligation ("CMO") segment of the Company's investment portfolio has more predictable and stable cash flow characteristics than the broader CMO market and is primarily utilized by the Company to manage interest rate volatility. At September 30, 1996, approximately 5.9% of the Company's investment portfolio was invested in CMOs. At September 30, 1996, the credit quality ratings of the Company's investments in CMOs were AAA and NAIC 1, which are the highest ratings. The market value of CMOs owned by the Company at September 30, 1996 was $161.7 million, equal to the amortized cost. The average duration of the Company's investment in CMOs was 4.1 years at September 30, 1996.

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

 Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $102.7 million for the nine months ended September 30, 1996 compared to $117.2 million for the same period in 1995. In both years, cash provided by operating activities primarily reflected net cash provided by the insurance subsidiaries.

 Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first nine months of 1996, net cash used in investing activities was $26.8 million. This net amount reflects $722.2 million in purchases of fixed maturity and other investments, funded by investment sales or maturities of $695.4 million and net cash provided by operating activities.

 Financing Activities

     Financing activities include the receipt and withdrawal of funds by annuity policyholders, payment of scheduled dividends, transactions related to the Company's common stock and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the nine months ended September 30, 1996 were $7.7 million.

     For the nine months ended September 30, 1996, receipts from annuity contracts of $122.2 million were greater than contract maturities and withdrawals of $100.0 million. Net transfers to variable annuity assets were $63.0 million during the first nine months of 1996 compared to $32.4 million for the same period last year.

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

     As of September 30, 1996, the Company had short-term debt comprised of $50.0 million outstanding under the Bank Credit Facility. The Company repaid $25.0 million of Bank Credit Facility indebtedness during the first nine months of 1996.

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

     The total capital of the Company was $601.0 million at September 30, 1996, including $99.6 million of long-term debt and $50.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 22.1% as of September 30,

1996, compared to 21.3% as of December 31, 1995, with the increase occurring as a result of a reduction in unrealized gains attributable to the Company's investment portfolio. The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1996 was 9.3x.

     Total shareholder dividends were $7.7 million for the nine months ended September 30, 1996. In February 1996, the Board of Directors authorized the fourth consecutive annual increase in the Company's dividend. The regular quarterly dividend increased by 22% to $0.11 per share.

     Shareholders' equity was $450.8 million at September 30, 1996, including an unrealized gain in the Company's investment portfolio of $12.4 million after tax ($19.1 million pretax). The market value of the Company's common stock and the market value per share were $773.4 million and $32 7/8, respectively, at September 30, 1996. Book value per share was $19.16 at September 30, 1996, $18.63 excluding investment market value adjustments.

     In September 1996, the common shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock in HMEC. The Board of Directors is authorized to (i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at September 30, 1996.

                          PART II:  OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on September 11, 1996, 21,182,223 shares of Common Stock were represented and entitled to vote. The results of the matters submitted to a vote of security holders are shown in the table below.

                                         Votes        Votes
                                          For        Against      Abstentions
                                      ----------     --------     -----------

     Approval of the Horace Mann
     Educators Corporation Deferred
     Equity Compensation Plan for
     Directors.                       19,996,431     1,096,359      67,587

     Approval of, for purposes of
     Internal Revenue Code Section
     162(m), certain provisions of
     the Company's 1996 Annual Cash
     Incentive Plan.                  20,545,670        57,018      65,535

     Approval of, for purposes of
     Internal Revenue Code Section
     162(m), certain provisions of
     the Company's 1996 Long-Term
     Cash Incentive Plan.             20,539,351       576,772      66,100

     Approval of certain amendments
     to the Company's 1991 Stock
     Incentive Plan.                  20,752,249       360,594      69,380

     Approval of an amendment to
     the Company's Certificate of
     Incorporation to authorize the
     issuance of 1,000,000 shares
     of Preferred Stock.              10,259,760     9,717,687      96,357

     Failure of an amendment to the
     Company's Certificate of
     Incorporation providing that
     no action may be taken by the
     Shareholders of the Company
     except at an annual or special
     meeting of the Shareholders.      8,330,061    11,666,346      97,542

     Ratification of the
     appointment of KPMG Peat
     Marwick LLP, independent
     certified public accountants,
     to serve as the Company's
     auditors for the fiscal year
     ending December 31, 1996.        21,007,130       145,423       4,730

Item 6: Exhibits and Reports on Form 8-K

     (a) The following items are filed as Exhibits.

        (3)  Articles of incorporation and bylaws:
            3.1 Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 6, 1989.

            3.2 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 18, 1991.

            3.3 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on August 23, 1995.

            3.4 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on September 23, 1996.

        (10) Material contracts. Management contracts and compensatory plans are indicated by an asterisk (*).
           10.1* Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors.

           10.2* Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

           10.2(a)* Specimen Employee Stock Option Agreement under the Horace
                    Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

           10.2(b)* Specimen Director Stock Option Agreement under the Horace
                    Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

           10.2(c)* Amendment to Horace Mann Educators Corporation 1991 Stock
                    Incentive Plan, dated September 11, 1996.

        (11) Statement re computation of per share earnings.

        (27) Financial Data Schedule.

     (b) No reports on Form 8-K were filed by the Company during the third quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HORACE MANN EDUCATORS CORPORATION
                                                  (Registrant)



Date       November 12, 1996                     Paul J. Kardos
     ---------------------------       -----------------------------------

                                          Paul J. Kardos, President and
                                             Chief Executive Officer



Date       November 12, 1996                   Larry K. Becker
     ---------------------------       -----------------------------------

                                          Larry K. Becker, Executive
                                           Vice President and Chief
                                              Financial Officer