Form 10-K
period 1996-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 1997-03-26
CIK 850141

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
  For the fiscal year ended December 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
  For the transition period from              to
  Commission file number 1-10890

                       HORACE MANN EDUCATORS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              37-0911756
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

1 HORACE MANN PLAZA, SPRINGFIELD,                    62715-0001
ILLINOIS                                              (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 217-789-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                        WHICH REGISTERED
 COMMON STOCK, PAR VALUE $0.001 PER              NEW YORK STOCK EXCHANGE
                SHARE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997, was approximately $1.0 billion.

  As of March 1, 1997, 23,742,722 shares of Common Stock, par value $0.001 per share, were outstanding, net of 5,626,398 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Proxy Statement for the 1997 Annual Meeting of Shareholders, exclusive of disclosures made pursuant to Regulation S-K, (S) 402 (i), (k) and (l).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                     INDEX

  ITEM
 NUMBER                                                                     PAGE
 ------                                                                     ----
                                     PART I

   1.   Business.........................................................     1
   2.   Properties.......................................................    25
   3.   Legal Proceedings................................................    25
   4.   Submission of Matters to a Vote of Security Holders..............    25

                                    PART II

   5.   Market for Registrant's Common Equity and Related Stockholder
        Matters..........................................................    25
   6.   Selected Financial Data..........................................    26
   7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................    26
   8.   Consolidated Financial Statements and Supplementary Data.........    26
   9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................    26

                                    PART III

  10.   Directors and Executive Officers of the Registrant...............    26
  11.   Executive Compensation...........................................    26
  12.   Security Ownership of Certain Beneficial Owners and Management...    27
  13.   Certain Relationships and Related Transactions...................    27

                                    PART IV

  14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.    27
        SIGNATURES.......................................................    31
        Index to Financial Information...................................   F-1

                                    PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

  It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

  Horace Mann Educators Corporation (together with its subsidiaries, the "Company" or "HMEC") is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. HMEC's principal insurance subsidiaries are Horace Mann Insurance Company ("HMIC"), Teachers Insurance Company ("TIC") and Horace Mann Life Insurance Company ("HMLIC"), each of which is an Illinois corporation, and Allegiance Insurance Company ("Allegiance"), a California domiciled personal lines property and casualty insurance company.

  The Company markets its products primarily to educators and other employees of public schools and their families. Customers of the Company typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs.

  The Company sells and services its products through an exclusive sales force of full-time agents employed by the Company. The Company's agents sell only the Company's products. Many of the Company's agents are former educators who utilize their contacts within, and knowledge of, the target market. Compensation for sales agents includes an incentive element based upon the profitability of the business they write.

  The Company's insurance premiums written and contract deposits for the year ended December 31, 1996 were $704.8 million and operating income (income from continuing operations before realized investment gains and losses and debt retirement costs) was $73.1 million. The Company's total assets were $3.9 billion at December 31, 1996. The property and casualty segment accounted for 60% of the Company's insurance premiums written and contract deposits for the year ended December 31, 1996, while accounting for 64% of earnings from continuing operations before interest and taxes for the period. The annuity and life insurance segments together accounted for 40% of insurance premiums written and contract deposits for the year ended December 31, 1996 (24% and 16%, respectively), and provided 41% (24% and 17%, respectively) of earnings from continuing operations before interest and taxes for the period.

  In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company stopped writing new group medical insurance policies in January 1997 and intends to stop renewing group medical insurance policies in January 1998. In the Company's financial statements and discussions of operating results, group medical results are reported separately as discontinued operations.

  In each of the last 10 years, the Company's combined loss and expense ratio for its property and casualty product lines outperformed the total property and casualty industry combined loss and expense ratio, as reported by A.M. Best Company ("A.M. Best"), an independent insurance rating agency. During this period, the Company's combined loss and expense ratio was better than the total property and casualty insurance industry combined loss and expense ratio by an average of approximately 11 percentage points per year. During the same period of time, the Company's combined loss and expense ratio was better than the personal lines insurance industry segment combined loss and expense ratio by an average of approximately 9 percentage points per year.

  One of the reasons why the Company's property and casualty lines have performed better than the industry is the Company's property and casualty expense ratio, which has been consistently better than the industry ratio since 1983. During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1996 was 19.4%, well within the lowest 20% of expense ratios of the 100 largest property and casualty groups, based on A.M. Best's reports.

  At December 31, 1996, the accumulated value of annuity contracts was $2.1 billion. For the year ended December 31, 1996, 94% of the accumulated cash value of the Company's annuity business remained on deposit. All annuities issued since 1982 and approximately 70% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of the annuity. Tax-qualified annuities represented 95% of the Company's annuity policy reserves at December 31, 1996, and, generally, a penalty is imposed under the Internal Revenue Code of 1986, as amended, on amounts withdrawn from tax-qualified annuities prior to age 59 1/2.

  The investment portfolio of the Company, including variable annuity assets under management of $685 million, had an aggregate market value of $3.5 billion at December 31, 1996. Investments other than variable annuity assets consist principally of investment grade publicly traded fixed income securities. At December 31, 1996, investments in non-investment grade securities represented 5.1% of total investments excluding variable annuity assets. There are no significant investments in mortgage loans and real estate or privately placed securities.

HISTORY

  The Company's business was founded in Springfield, Illinois in 1945 by two Illinois teachers to sell automobile insurance to other teachers within the State of Illinois.

  In 1968, INA Corporation ("INA") acquired a 25% interest in HMEC, and completed its acquisition of HMEC in 1975. In 1982, INA and Connecticut General Corporation merged to form CIGNA. In August 1989 an investor group directed by Gibbons, Green, van Amerongen, L.P. (subsequently Gibbons, Goodwin, van Amerongen) ("GGvA") and certain members of the Company's senior management acquired HMEC from CIGNA. In November 1991, HMEC completed an initial public offering of its common stock (the "IPO") which is traded on the New York Stock Exchange under the symbol "HMN."

  Following the initial public offering, GGvA owned approximately 44% of the outstanding shares of the common stock. Pursuant to an agreement with GGvA, in May 1995 HMEC purchased approximately one-half of the shares of its common stock owned by GGvA and in July 1995 completed a secondary public offering of most of the remaining shares of its common stock owned by GGvA.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

  The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the periods in the five year period ended December 31, 1996 have been audited by KPMG Peat Marwick LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Insurance premiums written
 and contract deposits......  $  704.8  $  654.0  $  637.3  $  589.1  $  573.5
Insurance premiums and
 contract charges earned....     502.7     485.4     472.4     437.9     423.4
Net investment income.......     198.6     198.4     185.3     184.2     194.2
Net investment income, after
 tax........................     132.4     132.2     124.9     123.2     130.2
Realized investment gains
 (losses)...................       2.5       8.6      (0.9)     26.8      27.5
Total revenues..............     703.8     692.4     656.8     648.9     645.1
Amortization of intangible
 assets(1)..................      11.2      11.7      12.6      13.1      14.9
Interest expense............      10.5      11.6       9.5       9.1      18.3
Income from continuing
 operations before income
 taxes......................     100.6     103.6      86.2     112.8      94.2
Income from continuing
 operations.................      73.8      75.2      64.6      76.8      72.4
Discontinued operations(2)..      (9.2)     (1.2)        -       0.4      (0.6)
Income before extraordinary
 item.......................      64.6      74.0      64.6      77.2      71.8
Extraordinary item(3).......         -         -      (1.7)        -     (13.7)
Net income..................      64.6      74.0      62.9      77.2      58.1
Operating income(4).........      73.1      70.9      65.2      59.4      54.3
Ratio of earnings to fixed
 charges(5).................      10.6x      9.9x     10.1x     13.4x      6.1x
PER SHARE DATA:
Assuming no dilution:
 Operating income(4)........  $   3.11  $   2.83  $   2.25  $   2.05  $   1.87
 Realized investment gains
  (losses), after tax.......      0.07      0.22     (0.02)     0.60      0.63
 Income from continuing
  operations................      3.14      3.00      2.23      2.65      2.50
 Discontinued operations(2).     (0.39)    (0.05)        -      0.02     (0.02)
 Income before extraordinary
  item......................      2.75      2.95      2.23      2.67      2.48
 Net income.................      2.75      2.95      2.17      2.67      2.01
Assuming full dilution:
 Operating income(4)........  $   3.11  $   2.64  $   2.15  $   1.97  $   1.87
 Realized investment gains
  (losses), after tax.......      0.07      0.20     (0.02)     0.54      0.63
 Income from continuing
  operations................      3.14      2.79      2.13      2.51      2.50
 Discontinued operations(2).     (0.39)    (0.04)        -      0.01     (0.02)
 Income before extraordinary
  item......................      2.75      2.75      2.13      2.52      2.48
 Net income.................      2.75      2.75      2.08      2.52      2.01
Shares of Common Stock--
 weighted average:
 Assuming no dilution.......      23.5      25.0      29.0      29.0      28.9
 Assuming full dilution(6)..      23.5      28.3      32.1      32.2      28.9
Cash dividends..............  $   0.44  $   0.36  $   0.29  $   0.24  $   0.20
BALANCE SHEET DATA, AT YEAR
 END:
Total investments...........  $2,784.3  $2,798.5  $2,533.4  $2,493.8  $2,359.7
Total assets................   3,861.0   3,662.3   3,285.5   3,147.6   2,909.4
Short-term debt.............      34.0      75.0         -         -      17.0
Long-term debt..............      99.6     100.0     100.0     111.7     111.7
Total shareholders' equity..     484.4     470.2     412.0     429.9     357.1
Book value per share(7).....  $  20.50  $  20.10  $  14.23  $  14.85  $  12.34
SEGMENT INFORMATION:
Insurance premiums written
 and contract deposits
 Property and casualty......  $  427.1  $  405.8  $  398.8  $  366.0  $  359.5
 Annuity....................     166.9     142.9     136.6     123.4     116.7
 Life.......................     110.8     105.3     101.9      99.7      97.3
 Total......................     704.8     654.0     637.3     589.1     573.5
Operating income(4)
 Property and casualty......  $   54.0  $   56.4  $   52.6  $   44.9  $   36.3
 Annuity....................      16.3      14.8      14.2      11.7       9.8
 Life.......................      12.1      10.4       7.7       9.6      14.0
 Corporate and other,
  including interest
  expense...................      (9.3)    (10.7)     (9.3)     (6.8)     (5.8)
 Total......................      73.1      70.9      65.2      59.4      54.3

                                                       (continued on next page)

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                              (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)
STATUTORY OPERATING DATA(8):
Property and casualty:
 Loss and loss adjustment
  expense ratio..............     74.1%     73.5%     73.8%     73.6%     77.3%
 Expense ratio...............     19.4%     19.8%     19.8%     19.6%     19.6%
 Combined loss and expense
  ratio(9)...................     93.5%     93.3%     93.7%     93.3%     97.1%
 Industry average combined
  loss and expense ratio(10).    107.0%    106.4%    108.4%    106.9%    115.7%
 Personal lines industry
  segment average combined
  loss and expense ratio(10).    105.5%    103.5%    104.5%    103.9%    112.5%
Annuity accumulated value on
 deposit..................... $2,075.5  $1,866.0  $1,673.2  $1,584.5  $1,451.0
Life insurance in force...... $ 10,645  $ 10,235  $  9,707  $  9,281  $  9,033
Adjusted capital and surplus
 of insurance subsidiaries
 (includes investment
 reserves)(11)............... $  404.6  $  389.8  $  358.3  $  344.2  $  301.4

--------
(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of Allegiance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Year Ended December 31, 1996 Compared with Year Ended December 31, 1995."
(2) In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business. Group medical results net of taxes are reported separately as discontinued operations and 1996 includes an additional after tax charge of $3.9 million, or $0.17 per share, for estimated losses during the phase-out period.
(3) The extraordinary items for the years ended December 31, 1994 and 1992 each represent non-recurring losses from early retirement of debt and are net of tax benefits.
(4) Income from continuing operations before realized investment gains and losses, debt retirement costs, cost of the additional rights relating to the 1995 share repurchase, discontinued operations, and extraordinary items.
(5) For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before income taxes and interest expense (including amortization of debt issuance cost), and "fixed charges" consist of interest expense (including amortization of debt issuance cost).
(6) Earnings per share assuming full dilution is computed based on the weighted average of the fully diluted number of shares. The convertible notes, which were redeemed in February 1996, were considered potentially dilutive securities and common stock equivalents relating to outstanding warrants and common stock options are also included in the calculation of fully diluted earnings per share, to the extent dilutive by 3% or more.
(7) Due to the adoption by the Company on January 1, 1994 of Financial Accounting Standard No. 115 ("FAS 115"), total shareholders' equity included an increase of $29.7 million and $76.2 million at December 31, 1996 and 1995, respectively, and a reduction of $70.9 million at December 31, 1994. Excluding the FAS 115 market value accounting for investments, book value per share was $19.25, $16.84 and $16.68 at December 31, 1996, 1995 and 1994, respectively.
(8) Statutory data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices and filed with insurance regulatory authorities.
(9) Property and casualty combined loss and expense ratio includes policyholder dividends.
(10) Source: Best's Aggregates and Averages (1993 through 1996 Eds.). The industry averages for the year ended December 31, 1996 are from Best Week, Property/Casualty Supplement, A Special Report, January 6, 1997, published by A.M. Best.
(11) Investment reserves were the Asset Valuation Reserves.

GENERAL

  The Company markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. The following table sets forth by segment the amount of insurance premiums written and contract deposits for the Company for the periods indicated.

                INSURANCE PREMIUMS WRITTEN AND CONTRACT DEPOSITS
                             (Dollars in millions)

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1996          1995          1994
                                       ------------  ------------  ------------
   Property and casualty.............. $427.1  60.6% $405.8  62.0% $398.8  62.6%
   Annuity............................  166.9  23.7   142.9  21.9   136.6  21.4
   Life...............................  110.8  15.7   105.3  16.1   101.9  16.0
                                       ------ -----  ------ -----  ------ -----
       Total.......................... $704.8 100.0% $654.0 100.0% $637.3 100.0%
                                       ====== =====  ====== =====  ====== =====

CORPORATE STRATEGY AND MARKETING

  The Company's target market consists of educators and other employees of public schools and their families. It is estimated that there are approximately 3 million elementary and secondary public school teachers and administrators in the United States. The Company also sells its products to other education-related customers, including private school teachers, education support personnel, and their families. In addition to changes in the number of teachers that may result from growth in the general population and changes in the number of school age children, the Company believes that turnover among the teacher population increases the size of its target market. New teachers and educational support personnel are solicited by the Company's agents and the Company attempts to retain customers who have retired or left the teaching profession. Customers of the Company typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs.

 Exclusive Agency Force

  A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time agents who are employees of the Company. As of December 31, 1996, the Company employed 1,022 full-time agents. Many of these agents were previously teachers or other members of the education profession. The Company's agents market and write the full range of the Company's products. They are under contract to market and write only those products authorized by the Company.

  The Company's service commitment to its policyholders begins with personal contact at the point of sale between the Company's agents and potential policyholders. In addition, the Company's agents often have direct access to school premises, placing them in a position to write and service individual insurance business. Management believes that Horace Mann's name recognition and policyholder loyalties lead to new customers and cross-selling of additional insurance products.

  The Company's agents pre-underwrite policy applicants. The Company structures its agent compensation to provide incentives for agents to adhere to the Company's underwriting standards and practices and business growth plans. Agent compensation after an initial two-year period is comprised entirely of commissions and incentive bonuses based on profitability of insurance written, retention of customers and sales. In 1996, incentive bonuses represented 29% of agent compensation with 78% of the bonuses based on profitability and the remaining 22% based on sales. The profitability related portion of agent compensation is based on loss ratios in the case of property and casualty policies, where permitted by law, and persistency in the case of life policies. Management believes that this compensation structure, which rewards the individual agent's selection of profitable business, helps to produce more profitable business than might result under other compensation arrangements.

 Alternate Distribution Program

  The Company has established an Alternate Distribution program to develop new sales channels that supplement and complement the exclusive agency force. As of December 31, 1996, the Company had established relationships with 34 educator credit unions in 14 states. At some of those credit unions, a salaried representative of the Company is available to meet with prospective customers while other of those credit unions refer their members to the Company.

 Geographic Composition of Business

  The Company's business is geographically diversified. Based on direct insurance premiums earned and contract deposits for all continuing product lines for the year ended December 31, 1996, the top five states and their portion of total premium were North Carolina, 8.1%; Texas, 6.7%; Illinois, 5.5%; Minnesota, 5.4%; and California, 4.8%.

  HMEC's property and casualty subsidiaries are licensed in 49 states, the District of Columbia and Puerto Rico. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 1996:

                  PROPERTY AND CASUALTY SEGMENT TOP TEN STATES
                             (Dollars in millions)

                                                                PROPERTY AND
                                                                  CASUALTY
                                                                   SEGMENT
                                                             -------------------
                                                                         PERCENT
                                                               DIRECT      OF
   STATE                                                     PREMIUMS(1)  TOTAL
   -----                                                     ----------- -------
   Texas....................................................   $ 30.9       7.6%
   North Carolina...........................................     29.1       7.2
   California...............................................     28.1       6.9
   Minnesota................................................     26.5       6.5
   Pennsylvania.............................................     22.3       5.5
   Massachusetts............................................     20.4       5.0
   South Carolina...........................................     18.9       4.6
   Michigan.................................................     18.2       4.5
   Florida..................................................     16.3       4.0
   Georgia..................................................     15.5       3.8
                                                               ------     -----
       Total of top ten states..............................    226.2      55.6
   All other areas..........................................    180.6      44.4
                                                               ------     -----
       Total direct premiums................................   $406.8     100.0%
                                                               ======     =====

--------
(1) Defined as earned premiums before reinsurance and is determined under statutory accounting practices.

  HMEC's principal life insurance subsidiary is licensed in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 1996:

               COMBINED LIFE AND ANNUITY SEGMENTS TOP TEN STATES
                             (Dollars in millions)

                                                       DIRECT PREMIUMS   PERCENT
                                                        AND CONTRACT       OF
    STATE                                                DEPOSITS(1)      TOTAL
    -----                                            ------------------- -------
   North Carolina...................................       $ 25.3           9.4%
   Illinois.........................................         24.6           9.2
   Virginia.........................................         14.6           5.4
   Texas............................................         14.6           5.4
   Tennessee........................................         14.2           5.3
   Indiana..........................................         11.7           4.4
   Wisconsin........................................         10.1           3.8
   Minnesota........................................         10.0           3.7
   South Carolina...................................          8.1           3.0
   Iowa.............................................          7.8           2.9
                                                           ------         -----
       Total of top ten states......................        141.0          52.5
   All other areas..................................        127.0          47.5
                                                           ------         -----
       Total direct premiums........................       $268.0         100.0%
                                                           ======         =====

--------
(1) Excludes discontinued group medical business and is determined under statutory accounting practices.

 National, State and Local Education Associations

  The Company estimates that less than half of its policyholders are members of the National Education Association ("NEA"), the nation's largest confederation of state and local teachers' associations. NEA has approximately
2.3 million members. Management estimates that in each of the Company's last three fiscal years, less than one-half of its total revenue came from sales of insurance products to NEA members and their families.

  The Company has had a long relationship with NEA and many of the state and local education associations affiliated with NEA. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management on a regular basis. These meetings provide management with the opportunity to better assess the present and future needs of its target market and to cultivate better relations with education association leaders. In certain states, where approved by the applicable state insurance departments, state or local association members are entitled to a discount on premiums for certain property and casualty insurance products sold by the Company.

  From 1984 to September 1993 and beginning again in September 1996, NEA purchased from the Company educator professional liability insurance for its members. Between September 1993 and September 1996, the Company did not write this policy.

  It is the practice of NEA and affiliated state and local education associations to "sponsor" various insurance products and services, including those of the Company and its competitors. "Sponsorship" is generally determined independently by each of these organizations. Being "sponsored" generally means that NEA and such state and local associations evaluate a product, authorize the use of their names in connection with the marketing of the product and, in some instances, recommend that their membership consider buying the product. From time to time during the past 25 years, NEA has sponsored various Company products and currently sponsors the Company's homeowners policy, which was co-sponsored by 40 state associations as of December 31, 1996. In each of the Company's last three fiscal years, the Company's homeowners policy was the only product of the Company that was sponsored by NEA (exclusive of the educator professional liability insurance policy purchased by NEA in 1996). NEA-affiliated education associations in 35 states sponsor products of the Company other than homeowners. Education associations in 42 states sponsor one or more of the Company's products. In each of the last three fiscal years, premium revenues from those products of the Company sold in states where such products were sponsored accounted for approximately one-half of total revenues in each such year. Total premium revenues from sales of products sponsored by NEA and by state and local education associations were approximately $250 million for each of the three years ended December 31, 1996. In many cases, associations that sponsor one of the Company's products also sponsor competing products. The Company does not pay NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for advertising that appears in NEA and state education association publications.

  Some of the advantages of education association sponsorship include prestige and enhanced brand awareness, increased opportunity for the Company's agents to market products on school premises, and improved agent recruiting, especially among former teachers. The Company's customers decide whether to purchase the Company's products for a number of reasons, including pricing and service of the product and the customer's relationship with the selling agent--education association sponsorship may be one factor in such a decision.

PROPERTY AND CASUALTY

  The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 1996 represented 79% of property and casualty net written premiums. Homeowners insurance represented 19% of property and casualty premiums and the educator professional liability insurance represented the remaining 2% of the Company's property and casualty premiums. As of December 31, 1996, the Company had approximately 556,000 voluntary automobile policies in force with annual premiums of approximately $366 million and approximately 230,000 homeowners policies in force with annual premiums of approximately $86 million. Voluntary automobile policies exclude those policies described in "Business--Regulation--Mandatory Insurance Facilities" and assigned risk policies. See "Business--Corporate Strategy and Marketing-- National, State and Local Education Associations."

  The results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. In particular, the property and casualty insurance industry has historically experienced pricing and profitability cycles. With respect to these cycles, the factors most affecting current and prospective results of operations are intense price competition and aggressive marketing by property and casualty insurers, which have historically resulted in higher combined loss and expense ratios. Periods characterized by higher combined loss and expense ratios have typically been followed by withdrawal of capacity in the property and casualty industry and a firming of prices, resulting in lower combined loss and expense ratios. Because of the nature of the property and casualty cycle, it is difficult to predict future trends in the industry's overall combined loss and expense ratio. Management of the Company believes that these factors will continue to produce pricing and profitability cycles for the industry in the future. During the past ten years, the personal lines segment of the property and casualty insurance market has been less subject to the pricing and profitability cycles that have affected the commercial lines segment and the overall industry. Because virtually all the Company's property and casualty business is personal lines business, management believes the Company's operations are less subject to pricing and profitability cycles than the operations of many other insurers.

  Results of property insurers are also subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for such a year to be materially worse than for other years.

 Selected Historical Financial Information For Property and Casualty Segment

  The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

                         PROPERTY AND CASUALTY SEGMENT
                   SELECTED HISTORICAL FINANCIAL INFORMATION
                             (Dollars in millions)

                                                        YEAR ENDED DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
   STATEMENT OF OPERATIONS DATA:
     Insurance premiums written........................ $427.1  $405.8  $398.8
     Insurance premiums earned.........................  413.2   403.8   395.0
     Net investment income.............................   46.4    48.8    44.9
     Realized investment gains (losses)................    0.2     2.9    (3.1)
     Income before income taxes........................   70.6    75.3    64.6
     Net income before realized investment gains
      (losses).........................................   54.0    56.4    52.6
     Net income........................................   54.1    58.3    50.6
     Net investment income, after tax..................   33.5    35.0    33.7
     Catastrophe losses, after tax.....................   13.6     9.0    11.1
   STATUTORY OPERATING STATISTICS:
     Loss and loss adjustment expense ratio............   74.1%   73.5%   73.8%
     Expense ratio.....................................   19.4%   19.8%   19.8%
     Combined loss and expense ratio (including
      policyholder dividends)..........................   93.5%   93.3%   93.7%

                                                        (continued on next page)

                         PROPERTY AND CASUALTY SEGMENT
             SELECTED HISTORICAL FINANCIAL INFORMATION--(CONTINUED)
                             (Dollars in millions)

                                                        YEAR ENDED DECEMBER 31,
                                                        ----------------------
                                                         1996    1995    1994
                                                        ------  ------  ------
   GAAP OPERATING STATISTICS:
     Loss and loss adjustment expense ratio............   74.1%   73.6%   73.9%
     Expense ratio.....................................   19.8%   20.1%   19.5%
     Combined loss and expense ratio (including
      policyholder dividends)..........................   93.9%   93.7%   93.4%
   AUTOMOBILE AND HOMEOWNERS (VOLUNTARY):
     Insurance premiums written........................ $400.0  $381.8  $372.7
     Insurance premiums earned.........................  390.0   378.9   369.3
     Policies in force (in thousands)..................    786     743     733

 Property and Casualty Ratios

  In each of the last 10 years, the Company's combined loss and expense ratio for its property and casualty product lines outperformed the total property and casualty industry combined loss and expense ratio, as reported by A.M. Best. During this period, the Company's combined loss and expense ratio was better than the total property and casualty insurance industry combined loss and expense ratio by an average of approximately 11 percentage points per year. During the same period of time, the Company's combined loss and expense ratio was better than the personal lines insurance industry segment combined loss and expense ratio by an average of approximately 9 percentage points per year.

  The table below compares the Company's combined loss and expense ratios with published industry averages.

            PROPERTY AND CASUALTY COMBINED LOSS AND EXPENSE RATIO(1)

                                                          PERSONAL    PROPERTY
                                                            LINES       AND
                                                  THE      INDUSTRY   CASUALTY
                                               COMPANY(2) SEGMENT(3) INDUSTRY(3)
                                               ---------- ---------  ----------
Year Ended December 31,
  1996........................................    93.5%     105.5%     107.0%
  1995........................................    93.3      103.5      106.4
  1994........................................    93.7      104.5      108.4
  1993........................................    93.3      103.9      106.9
  1992........................................    97.1      112.5      115.7
  1991........................................    98.4      107.1      108.8
  1990........................................   101.8      109.8      109.6
  1989........................................   106.9      109.9      109.2
  1988........................................    99.6      105.5      105.4
  1987........................................    98.6      104.2      104.6

--------
(1) Combined loss and expense ratio includes policyholder dividends and is determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1989 through 1993.
(3) Source: Best's Aggregates and Averages (1988 through 1996 Eds.). 1996 is an estimate from Best Week, Property/Casualty Supplement, A Special Report, January 6, 1997, published by A.M. Best.

  Catastrophe losses before federal income tax benefits for the Company and the property and casualty industry for the eight years ended December 31, 1996 were as follows:

                              CATASTROPHE LOSSES
                             (Dollars in millions)

                                                   THE     PROPERTY AND CASUALTY
                                                COMPANY(1)      INDUSTRY(2)
                                                ---------- ---------------------
Year Ended December 31,
  1996.........................................   $20.9          $ 7,350.0
  1995.........................................    13.9            7,425.0
  1994.........................................    17.0           17,030.0
  1993.........................................     8.5            5,705.0
  1992.........................................    13.3           22,870.0
  1991.........................................    10.3            4,698.0
  1990.........................................     5.8            2,560.0
  1989.........................................    12.2            7,371.0

--------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses. The Company's individually significant catastrophe losses net of reinsurance were as follows:
    1996--$8.2 million, Hurricane Fran.
    1995--$2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane
          Opal.
    1994--$6.0 million, Northridge, California earthquake.
    1993--$2.2 million, East Coast blizzard.
    1992--$1.9 million, Hurricane Andrew.
    1991--$1.0 million, Hurricane Bob.
    1990--$2.8 million, Denver, Colorado hailstorm.
    1989--$4.0 million, Hurricane Hugo.
(2) Source: Insurance Trends, Property-Casualty Edition, First Quarter 1997, published by Conning & Company. These amounts are before reinsurance and federal income tax benefits and exclude all loss adjustment expenses.

  During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1996 was 19.4%, well within the lowest 20% of expense ratios of the 100 largest property and casualty groups, based on A.M. Best's reports.

  The table below compares the Company's expense ratios with published industry averages.

                    PROPERTY AND CASUALTY EXPENSE RATIO(1)

                               THE       PERSONAL LINES    PROPERTY AND CASUALTY
                            COMPANY(2) INDUSTRY SEGMENT(3)      INDUSTRY(3)
                            ---------- ------------------- ---------------------
Year ended December 31,
  1996.....................    19.4%          23.6%                26.2%
  1995.....................    19.8           23.7                 26.1
  1994.....................    19.8           23.5                 26.0
  1993.....................    19.6           23.9                 26.2
  1992.....................    19.6           24.4                 26.6
  1991.....................    19.8           24.7                 26.4
  1990.....................    19.1           24.3                 26.0
  1989.....................    19.0           24.5                 26.0
  1988.....................    18.7           24.4                 25.7
  1987.....................    19.8           24.5                 25.3

--------
(1) Determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1989 through 1993.
(3) Source: Best's Aggregates and Averages (1988 through 1996 Eds.). 1996 amounts are estimates from A.M. Best.

 Property and Casualty Reserves

  In the last ten consecutive years the Company's property and casualty reserves have developed cumulative redundancies. Reserves for losses and loss adjustment expenses ("LAE") are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. The Company's reserves for losses and LAE represent the estimated indemnity cost and loss adjustment expenses necessary to cover the ultimate net cost of investigating and settling claims. Such estimates are based upon individual case estimates for reported claims, estimates from state insurance facilities for reinsurance assumed and actuarial estimates for losses which have been incurred but not yet reported. These estimates are adjusted in the aggregate for ultimate loss expectations based upon historical experience patterns and current economic trends and experience, with any change in probable ultimate liabilities being reflected in results of operations currently. Expected inflation rates, along with other factors, are considered in estimating future claims costs and related reserves. As additional information becomes available and is reviewed, the estimates and judgments reflected in earlier reserves may be revised, which may result in adjustment to reserves for insured events of prior years. The Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses.

  Due to the inherent uncertainty in estimating reserves for losses and LAE, there can be no assurance that ultimate liabilities will not exceed amounts reserved, with a resulting adverse effect on the Company. Management believes that the Company's overall reserve levels at December 31, 1996 are adequate to meet its future obligations.

  The following table sets forth an analysis of loss reserves and LAE for the Company's property and casualty lines and provides a reconciliation of beginning and ending reserves for the periods indicated.

         RECONCILIATION OF PROPERTY AND CASUALTY LOSS AND LAE RESERVES
                             (Dollars in millions)

                                                       YEAR ENDED DECEMBER 31,
                                                       ----------------------
                                                        1996    1995    1994
                                                       ------  ------  ------
   Reserves at beginning of year...................... $369.7  $388.1  $373.5
     Less reinsurance recoverables....................   23.8    18.5    21.6
                                                       ------  ------  ------
   Net reserves at beginning of year..................  345.9   369.6   351.9
                                                       ------  ------  ------
   Increase in reserves due to purchase of Allegiance
    Insurance Company.................................      -       -    30.0
                                                       ------  ------  ------
   Losses and LAE incurred:
     Claims occurring in the current period...........  368.6   352.5   346.0
     Decrease in reserves for losses and LAE for
      claims occurring in prior periods(1):
       Policies written by the Company................  (56.4)  (49.8)  (47.2)
       Business assumed from state reinsurance
        facilities....................................   (6.1)   (5.8)   (7.1)
                                                       ------  ------  ------
                                                        (62.5)  (55.6)  (54.3)
                                                       ------  ------  ------
       Losses and LAE incurred........................  306.1   296.9   291.7
                                                       ------  ------  ------
   Losses and LAE payments for claims occurring
    during:
     Current year.....................................  206.4   179.8   170.6
     Prior years......................................  139.3   140.8   133.4
                                                       ------  ------  ------
       Losses and LAE payments........................  345.7   320.6   304.0
                                                       ------  ------  ------
   Net reserves at end of period......................  306.3   345.9   369.6
     Plus reinsurance recoverables(2).................   34.1    23.8    18.5
                                                       ------  ------  ------
   Reserves at end of period(3)....................... $340.4  $369.7  $388.1
                                                       ======  ======  ======

--------
(1) Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims
                                                       (continued on next page)

--------
   and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.
(2) Generally accepted accounting principles ("GAAP") require that insurance liabilities on the balance sheet be reported without reduction for anticipated recoverables under reinsurance contracts. These anticipated recoverables on unpaid losses and loss adjustment expenses are reported as assets on the balance sheet. Statutory accounting practices continue to permit reporting on a net basis.
(3) Unpaid claims and claim expenses as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $18.4 million, $15.4 million and $17.6 million at December 31, 1996, 1995 and 1994, respectively, in addition to property and casualty reserves.

  The provision for losses and LAE for insured events in prior years decreased by $62.5 million, $55.6 million and $54.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. The favorable loss development results primarily from improving trends in the frequency and severity of voluntary automobile claims.

 Analysis of Loss and LAE Reserves

  The following table reflects the development of losses and LAE for the periods indicated at the end of that year and each subsequent year. The first line shows the reserves, net of reinsurance recoverables, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that accident year and for all prior accident years. The section under the caption "Cumulative Amount Paid as of" shows the cumulative amounts paid of that reserve as of the end of each subsequent year. The section under the caption "Reserves Reestimated as of" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each such year. The line "Cumulative Redundancy" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established.

  In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1995 to be $150 thousand was first reserved in 1986 at $100 thousand, the $50 thousand deficiency (actual loss minus original estimate) would be included in the cumulative deficiency in each of the years 1986-1994 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

                       ANALYSIS OF PROPERTY AND CASUALTY
                      LOSSES AND LAE RESERVES DEVELOPMENT
                             (Dollars in millions)

                                                    YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------
                           1996   1995   1994   1993   1992   1991   1990   1989   1988   1987   1986
                          ------ ------ ------ ------ ------ ------ ------ ------ ------ ------ ------
Reserves for Losses and
 LAE....................  $306.3 $345.9 $369.6 $351.9 $340.5 $316.7 $298.5 $274.0 $277.8 $242.6 $199.2
Increase in reserves due
 to purchase of
 Allegiance Insurance
 Company................              -      -   30.0      -      -      -      -      -      -      -
Cumulative Amount Paid
 as of:
 One year later.........          139.3  140.8  133.4  117.6  116.1  111.3  115.0  120.2  115.6   93.4
 Two years later........                 194.5  190.5  169.6  170.0  167.4  163.9  175.9  163.5  136.9
 Three years later......                        218.4  197.8  197.2  197.1  192.6  204.3  194.3  159.3
 Four years later.......                               213.6  212.1  212.9  208.2  220.1  208.3  174.1
 Five years later.......                                      220.5  220.7  216.4  227.7  215.6  179.7
 Six years later........                                             225.3  219.3  232.2  218.9  183.2
 Seven years later......                                                    221.7  234.0  220.8  185.1
 Eight years later......                                                           235.5  221.6  186.4
 Nine years later.......                                                                  222.4  186.7
 Ten years later........                                                                         187.0
Reserves Reestimated as
 of:
 One year later.........          283.4  314.0  327.6  306.1  297.3  279.9  265.9  275.6  244.1  196.6
 Two years later........                 269.2  281.9  267.7  272.1  266.7  254.5  269.2  243.1  197.8
 Three years later......                        258.1  246.4  246.8  246.7  239.4  259.0  243.3  196.0
 Four years later.......                               233.3  235.2  236.5  233.2  243.0  235.4  196.4
 Five years later.......                                      229.8  232.4  227.8  239.7  226.0  192.6
 Six years later........                                             230.8  225.4  239.3  224.7  188.1
 Seven years later......                                                    224.9  237.4  225.0  188.2
 Eight years later......                                                           237.5  224.1  188.5
 Nine years later.......                                                                  224.0  188.1
 Ten years later........                                                                         188.2
Cumulative Redundancy...         $ 62.5 $100.4 $123.8 $107.2 $ 86.9 $ 67.7 $ 49.1 $ 40.3 $ 18.6 $ 11.0

 Property and Casualty Reinsurance

  All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant. Past due reinsurance recoverables as of December 31, 1996 were also insignificant.

  The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the United States. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, the purchase of catastrophe reinsurance, and the purchase in 1997 of a catastrophe-linked equity put option.

  The Company maintains an excess and catastrophe treaty reinsurance program. In 1996, the Company reinsured 95% of catastrophe losses above a retention of $5.5 million per occurrence up to $54 million per occurrence with an aggregate annual deductible of $2.0 million. With regard to liability coverages in 1996, the Company reinsured each loss up to $10 million above a retention of $500,000. The Company reinsured each property loss above a retention of $500,000 up to $1.0 million in 1996.

  In 1997, the Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $65 million per occurrence. In 1997, the Company's catastrophe reinsurance program will be augmented by a $100 million equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock at a pre-negotiated floating rate in the event of losses from a catastrophe, individually or in the aggregate, which exceed $65 million. For liability coverages, including the educator professional liability policy, the Company reinsures each loss up to $20 million above a retention of $500,000. The Company reinsures each property loss up to $1.5 million above a retention of $500,000.

  The following table identifies the Company's most significant reinsurers under the traditional reinsurance program, their percentage participation in the Company's aggregate reinsured risk based on premiums paid by the Company and their rating by A.M. Best. No other single reinsurer's percentage participation in 1997 or 1996 exceeds 5%.

        PROPERTY AND CASUALTY REINSURANCE PARTICIPANTS IN EXCESS OF 5%

                                                                      PARTICIPATION
   A.M. BEST                                                          --------------
    RATING           REINSURER                     PARENT              1997    1996
   ---------         ---------                     ------             ------  ------
      NR     Lloyd's of London                                           10%      *
      A+     PMA Reinsurance            Pennsylvania Manufacturers
              Corporation                Corporation                      8%      0%
      A      Signet Star Reinsurance    W.R. Berkley Corporation
              Company                                                     8%      5%
      A+     St. Paul Fire and Marine   The St. Paul Companies,
              Insurance Company          Inc.                             7%      9%
      A+     Motors Insurance           General Motors Corporation
              Corporation                                                 7%      7%
      NR     G.I.O. Australia
              Holdings, Ltd.                                              7%      7%
      A+     St. Paul Reinsurance       The St. Paul Companies, Inc.
              Company, Ltd.                                               5%      0%
      A      Kemper Reinsurance         Lumbermens Mutual Casualty
              Company                    Company                          *       5%
      A      NAC Reinsurance            NAC Re Corporation
              Corporation                                                 *       5%
      A-     LaSalle Reinsurance Ltd.                                     0%      9%
      A+     Transatlantic              American International Group,
              Reinsurance Company        Inc. (AIG)                       0%      5%

--------
   NR--These foreign reinsurers are not rated by A.M. Best.
   *  Less than 5%.

  For 1997, all of the Company's property and casualty reinsurers that were rated by A.M. Best were rated "A- (Excellent)" or above. The Company has placed 37% of its reinsurance coverage with foreign reinsurers that are not rated by A.M. Best.

ANNUITIES

  Educators in the Company's target market, as public school employees, benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company has offered tax-qualified annuities to its marketplace, designed to allow contractholders to benefit from these tax provisions, since 1961, the year Congress created this option for educators.

  The Company sells fixed and variable tax-qualified annuities. Under the fixed annuities, both the principal and a rate of return are guaranteed. Variable annuity contract deposits are invested as designated by the contractholder in mutual funds managed by the Company--a common stock fund, a bond fund, a combination bond and stock fund, and a short-term fund; and beginning in 1997--a small cap growth fund, an international equity fund, and a "socially responsible" fund. Total accumulated fixed and variable annuity cash value on deposit at December 31, 1996 of $2,075.5 million increased $209.5 million, or 11.2%, compared to December 31, 1995. This increase resulted from a net increase in funds on deposit of 10.0% plus net increases in market value of underlying mutual funds of $26.7 million. The liability for all annuity contracts issued by the Company on a generally accepted accounting principles ("GAAP") basis is established at the contract's accumulated cash value before reduction for surrender charges.

  For the year ended December 31, 1996, 94% of the accumulated cash value of the Company's annuity business remained on deposit, compared to average retention of 90% for stock life insurance companies for 1995, as reported by A.M. Best. All annuities issued since 1982 and approximately 70% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of the annuity. Tax-qualified annuities represented 95% of the Company's annuity policy reserves at December 31, 1996, and, generally, a penalty is imposed under the Internal Revenue Code of 1986, as amended, on amounts withdrawn from tax-qualified annuities prior to age 59 1/2.

 Selected Historical Financial Information For Annuity Segment

  The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                ANNUITY SEGMENT
                   SELECTED HISTORICAL FINANCIAL INFORMATION
               (Dollars in millions, unless otherwise indicated)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
  Contract deposits.............................. $  166.9  $  142.9  $  136.6
  Contract charges earned........................      9.2       6.8       5.4
  Net investment income..........................    111.4     110.3     105.0
  Net interest margin (without realized gains)...     34.7      35.8      35.3
  Net margin (includes contract charges earned)..     43.9      42.6      40.7
  Realized investment gains......................      1.6       4.3       1.7
  Income before income taxes.....................     26.5      27.1      23.6
  Net income before realized investment gains....     16.3      14.8      14.2
  Net income.....................................     17.4      17.6      15.3
OPERATING STATISTICS:
  Fixed annuity:
    Accumulated value............................ $1,390.6  $1,378.4  $1,339.1
    Accumulated value persistency................     93.9%     94.5%     94.8%
  Variable annuity accumulated value............. $  684.9  $  487.6  $  334.1
  Number of contracts in force...................  106,476   101,641    98,379
  Average accumulated cash value (in dollars).... $ 19,493  $ 18,358  $ 17,008
  Average annual deposit by policyholders (in
   dollars)...................................... $  2,382  $  2,350  $  2,300
  Maturity schedule for all annuity contracts:
    Matured...................................... $  184.4  $  176.8  $  170.6
    5 years or less..............................    397.9     371.7     354.5
    After 5 years through 10 years...............    408.9     351.5     300.9
    After 10 years through 20 years..............    732.8     664.9     596.2
    After 20 years...............................    351.5     301.1     251.0
      Total accumulated cash value............... $2,075.5  $1,866.0  $1,673.2
  Annuity contracts terminated due to surrender,
   death, maturity or other:
    Number of contracts..........................    5,977     5,645     5,345
    Amount....................................... $   90.9  $   90.0  $   82.4
  Accumulated fixed annuity value grouped by
   applicable surrender charge:
    0%........................................... $  344.6  $  364.9  $  384.3
    5% and greater but less than 10%.............    827.5     804.6     772.5
    10% and greater..............................    141.2     138.2     116.5
    Supplementary contracts with life
     contingencies not subject to discretionary
     withdrawal..................................     77.3      70.7      65.8
      Total accumulated fixed annuity value...... $1,390.6  $1,378.4  $1,339.1

LIFE

  The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 1984, the Company introduced "Experience Life," a flexible life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 1996 this business consisted of approximately 99,000 Experience Life policies representing approximately $6.6 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $69.6 million. The Company's traditional term, whole life and group life business in force consists of approximately 156,000 policies, representing approximately $4.0 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $26.3 million as of December 31, 1996. In 1997, the Company introduced a new series of five limited duration term life insurance products. The Company does not charge any penalty for withdrawal of life insurance cash values. The life segment also includes the Company's group life and group disability income business which represented approximately 2% of all insurance premiums written and contract deposits of the Company.

  During 1996, the average face amount of ordinary life insurance policies issued by the Company was $102,196 and the average face amount of all ordinary life insurance policies it has in force was $48,650. A.M. Best reported that during 1995, for stock life insurance companies, the average face amount of ordinary life insurance policies issued was $70,056 and the average face amount of all ordinary life insurance policies in force was $46,852. The maximum life insurance risk retained by the Company is $200,000 combined for group and individual coverages on any individual life. Any risk in excess of $200,000 is reinsured. All of the Company's life reinsurers are rated "A (Excellent)" or above by A.M. Best.

  The life insurance and annuity industry, while it has not generally been subject to the factors that produce cyclicality in the property and casualty insurance industry, is nonetheless subject to competitive pressures and interest rate fluctuations. As a result, the life insurance and annuity industry has developed new products designed to shift investment and credit risk to policy or contract holders while still providing death benefits. This trend has generally caused profit margins to shrink on new products relative to older life insurance and annuity products and has provided more competitive returns to the holders of the new products than those available under other investment alternatives. Management cannot predict whether these trends will continue in the future.

 Selected Historical Financial Information For Life Segment

  The following table sets forth certain information with respect to the Company's life products for the periods indicated.

                                 LIFE SEGMENT
                   SELECTED HISTORICAL FINANCIAL INFORMATION
               (Dollars in millions, unless otherwise indicated)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
  Insurance premiums and contract deposits....... $  110.8  $  105.3  $  101.9
  Insurance premiums and contract charges earned.     80.3      74.8      72.0
  Net investment income..........................     41.7      39.8      36.0
  Realized investment gains......................      0.7       1.4       0.5
  Income before income taxes.....................     19.1      17.4      12.3
  Net income before realized investment gains....     12.1      10.4       7.7
  Net income.....................................     12.5      11.2       8.0
OPERATING STATISTICS:
  Life insurance in force:
    Ordinary life................................ $  9,682  $  9,304  $  8,857
    Group life...................................      963       931       850
      Total......................................   10,645    10,235     9,707
  Number of policies in force:
    Ordinary life................................  199,031   198,541   197,131
    Group life...................................   55,525    53,225    49,551
      Total......................................  254,556   251,766   246,682
  Average face amount in force (in dollars):
    Ordinary life................................ $ 48,650  $ 46,900  $ 44,900
    Group life...................................   17,350    17,500    17,150
      Total......................................   41,800    40,650    39,350
  Persistency rate (ordinary life insurance in
   force)........................................     92.0%     92.2%     92.1%
  Lapse ratio (ordinary life insurance in force).      8.0%      7.8%      7.9%
  Ordinary life insurance terminated due to
   death, surrender, lapse or other:
    Face amount of insurance surrendered or
     lapsed...................................... $  862.1  $  808.1  $  780.5
      Number of policies.........................    9,660     9,380     9,888
    Amount of death claims....................... $   22.4  $   19.3  $   19.6
      Number of death claims.....................    1,305     1,166     1,211

  Acquired Immune Deficiency Syndrome ("AIDS") is expected to affect mortality adversely for the life insurance industry although the extent of the impact cannot be predicted at this time. Where permitted by law, the Company has responded by considering AIDS information in underwriting and pricing decisions. From 1992 through 1996, the Company has paid $3.6 million in death benefits under 95 individual life policies due to known AIDS-related deaths, representing 4% of total death benefits paid during this period.

INVESTMENTS

  The Company's investments are selected to balance the objectives of minimizing interest rate exposure, providing a high current yield and protecting principal. These objectives are implemented through a portfolio that emphasizes high quality investment grade, publicly traded bonds. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as an adjustment to the valuation reserve and a new cost basis is established. At December 31, 1996, investments in non-investment grade securities represented 5.1% of total investments. There are no significant investments in mortgage loans and real estate or privately placed securities.

  The Company's investments are managed by outside managers and advisors which follow investment guidelines established by the Company. The Company has separate investment strategies and guidelines for its property and casualty assets and for its life and annuity assets, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques that attempt to match the duration of the assets with the duration of the liabilities under insurance policies. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest-sensitive, as in the property and casualty segment.

  The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary's domiciliary state. These laws prescribe the type and amount of investments that may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, preferred stocks, common stocks, real estate mortgages and real estate.

  The following table sets forth the carrying and market values of the Company's investment portfolio as of December 31, 1996:

                             INVESTMENT PORTFOLIO
                             (Dollars in millions)

                           PERCENTAGE         CARRYING VALUE
                            OF TOTAL  ------------------------------
                            CARRYING           LIFE AND PROPERTY AND AMORTIZED
                             VALUE     TOTAL   ANNUITY    CASUALTY     COST
                           ---------- -------- -------- ------------ ---------
PUBLICLY TRADED FIXED
 MATURITY SECURITIES AND
 CASH EQUIVALENTS:
  U.S. government and
   agency obligations(1):
    Mortgage-backed
     securities...........    23.5%   $  654.0 $  503.9    $150.1    $  644.2
    Other.................     9.3%      259.5    227.0      32.5       257.5
  Investment grade
   corporate and public
   utility bonds..........    37.3%    1,039.4    880.0     159.4     1,020.5
  Municipal bonds.........     8.3%      230.1     20.4     209.7       221.9
  Other mortgage-backed
   securities.............    10.3%      285.7    232.0      53.7       282.6
  Non-investment grade
   corporate and public
   utility bonds(2).......     5.0%      140.6    105.2      35.4       134.8
  Foreign government
   bonds..................     1.3%       36.0     36.0         -        34.7
  Short-term
   investments(3).........     1.3%       36.9     12.8      24.1        36.9
                             -----    -------- --------    ------    --------
      Total publicly
       traded securities..    96.3%    2,682.2  2,017.3     664.9     2,633.1
                             -----    -------- --------    ------    --------
OTHER INVESTMENTS:
  Investment grade private
   placements(4)..........     0.4%       11.5     11.1       0.4        10.8
  Non-investment grade
   private
   placements(2)(4).......     0.1%        1.7      1.5       0.2         2.1
  Mortgage loans and real
   estate(5)..............     1.6%       43.0     43.0         -        43.0
  Policy loans and other..     1.6%       45.9     44.1       1.8        45.9
                             -----    -------- --------    ------    --------
      Total other
       investments........     3.7%      102.1     99.7       2.4       101.8
                             -----    -------- --------    ------    --------
      Total
       investments(6).....   100.0%   $2,784.3 $2,117.0    $667.3    $2,734.9
                             =====    ======== ========    ======    ========

--------
(1) Includes $468.2 million market value of investments guaranteed by the full faith and credit of the United States government and $445.3 million market value of federally sponsored agency securities.
                                                       (continued on next page)

--------
(2) A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor's Corporation ("S&P") rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. ("Moody's") rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners (the "NAIC") rating for such security.
(3) Short-term investments mature within one year of being acquired and are carried at cost, which approximates market value. Short-term investments include $27.8 million in a money market fund rated "AAA" (S&P or its equivalent), $4.2 million in a Federal National Mortgage Association Note, $2.5 million in a Federal Home Loan Mortgage Corporation Note, $2.3 million in a Federal Home Loan Bank Discount Note and $0.1 million in certificates of deposit.
(4) Market values for private placements are estimated by the Company with the assistance of its investment advisors.
(5) Mortgage loans are carried at amortized cost or unpaid principal balance less valuation reserves and real estate acquired in the settlement of debt is carried at the lower of cost or market. Carrying value is net of a $2.6 million valuation reserve for anticipated losses.
(6) Approximately 5% of the Company's investment portfolio, having a carrying value of $145.4 million as of December 31, 1996, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

 Fixed Maturity Securities

  The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 1996:

                    RATING OF FIXED MATURITY SECURITIES(1)
                             (Dollars in millions)

                                                     PERCENT
                                                     OF TOTAL
                                                     CARRYING CARRYING AMORTIZED
                                                      VALUE    VALUE     COST
                                                     -------- -------- ---------
   AAA..............................................   46.4%  $1,233.0 $1,215.9
   AA...............................................    9.4      251.0    244.2
   A................................................   22.3      593.2    579.8
   BBB..............................................   16.4      435.8    429.1
   BB...............................................    1.4       36.4     37.3
   B................................................    3.7       97.6     91.4
   CCC or lower.....................................      -        0.6      0.6
   Not rated(2).....................................    0.4       10.9     10.8
                                                      -----   -------- --------
     Total..........................................  100.0%  $2,658.5 $2,609.1
                                                      =====   ======== ========

--------
(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category is comprised primarily of private placement securities not rated by either S&P or Moody's. The NAIC has rated 71.4% of these private placements as investment grade. $0.9 million of the remaining $1.7 million of private placements were rated as investment grade by the NAIC in 1995 and are under review for the assignment of a current rating.

  At December 31, 1996, 34.4% of the Company's fixed maturity securities portfolio was scheduled to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of United States governmental agencies, represented 33.8% of the total investment portfolio at December 31, 1996. These securities typically have effective maturities shorter than their scheduled maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

  For financial reporting purposes, the Company has classified the entire fixed maturity portfolio as "available for sale". Fixed maturities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at market value. Fixed maturities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and resultant prepayment risk.

CASH FLOW

  As a holding company, HMEC conducts its principal operations through its subsidiaries. Payment by HMEC of principal and interest with respect to HMEC's indebtedness, and payment by HMEC of dividends to its shareholders, are dependent upon the ability of its insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Restrictions on the subsidiaries' ability to pay dividends or to make other cash payments to HMEC may materially affect HMEC's ability to pay principal and interest on its indebtedness and dividends on its common stock.

  The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 1997 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $89 million.

  Notwithstanding the foregoing, if insurance regulators otherwise determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

  The insurance subsidiaries' sources of funds consist primarily of premiums and contract fees, investment income and proceeds from sales and redemption of investments. Such funds are applied primarily to payment of claims, insurance operating expenses, income taxes and the purchase of investments, as well as dividends and other payments to HMEC.

COMPETITION

  The Company operates in a highly competitive environment. There are numerous insurance companies that compete with the Company, although management believes that the Company is one of the few multi-line insurance companies to target teachers as its primary business nationally. In some specific instances and geographic locations competitors have specifically targeted the teacher marketplace with specialized products and programs. The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance.

  For annuity business, the marketplace has begun to see a competitive impact from new entrants such as mutual funds and banks into the tax deferred annuity products market. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company, a subsidiary of American General Corporation, and Nationwide are among the Company's major tax-qualified annuity competitors.

  The Company competes with a number of national providers of automobile and homeowners insurance, such as State Farm, Allstate and Nationwide, and several regional companies. The Company also competes for automobile business with certain direct marketing companies, such as 20th Century, American International Group (AIG) and GEICO.

  The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, and lower cost marketing approaches, such as direct marketing, mail and telemarketing, compared to the Company. The Company believes that the principal competitive factors in the sale of property and casualty insurance products are price, service and name recognition. The Company believes that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition and price.

INSURANCE FINANCIAL RATINGS

  The Company believes that the ratings assigned to its principal insurance subsidiaries by Standard & Poor's, A.M. Best and Duff & Phelps Credit Rating Co. ("Duff & Phelps") contribute to the Company's competitiveness.

  Each of HMEC's principal insurance subsidiaries is rated "AA- (Excellent)" for claims-paying ability by Standard & Poor's. The S&P claims-paying ability ratings definitions from Standard & Poor's Internet Website, February 1997, are as follows. A Standard & Poor's insurance claims-paying ability rating is an opinion of an operating insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. This opinion is not specific to any particular insurance policy or contract, nor does it address the suitability of a particular insurance policy or contract for a specific purpose or purchaser. Furthermore, the opinion does not take into account deductibles, surrender or cancellation penalties, the timeliness of payment, or the likelihood of the use of a defense such as fraud to deny claims. Claims-paying ability ratings do not refer to an insurer's ability to meet nonpolicy obligations (i.e., debt contracts). The claims-paying ability ratings are based on current information furnished by the insurance company or obtained by S&P from other sources it considers reliable. S&P does not perform an audit in connection with any rating and may, on occasion, rely on unaudited financial information. The ratings may be changed, suspended, or withdrawn as a result of changes in, or unavailability of, such information or based on other circumstances. Claims-paying ability ratings are divided into two broad classifications. Rating categories from "AAA" to "BBB" are classified as "secure" claims-paying ability ratings and are used to indicate insurers whose financial capacity to meet policyholder obligations is viewed, on balance, as sound. Among factors considered in placing insurers within the spectrum of "secure" rating categories is the time frame within which policyholder security could be damaged by adverse economic and underwriting conditions. That time frame grows shorter as ratings move down the "secure" rating scale. Rating categories from "BB" to "CCC" are classified as "vulnerable" claims-paying ability ratings and are used to indicate insurers whose financial capacity to meet policyholder obligations is viewed as vulnerable to adverse economic and underwriting conditions. Claims-paying ability ratings are assigned at the request of the insurers and based on extensive quantitative and qualitative analysis including consideration of ownership and support factors, if applicable. The rating process includes meetings with insurers' management. Plus (+) and minus (-) signs show relative standing within a category; they do not suggest likely upgrades or downgrades. Insurers rated "AAA" offer superior financial security on an absolute and relative basis. Capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions. Insurers rated "AA" offer excellent financial security. Capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions.

  HMIC, TIC and Allegiance are rated "A+ (Superior)" and HMLIC is rated "A (Excellent)" by A.M. Best. Ratings for the industry range from "A++ (Superior)" to "F (In Liquidation)", and some companies are not rated. Publications of A.M. Best indicate that the "A++ and A+ (Superior)" ratings are assigned to those companies that in A.M. Best's opinion have demonstrated superior overall performance when compared to the standards established by A.M. Best and have a very strong ability to meet their obligations to policyholders over a long period of time. The "A and A- (Excellent)" ratings are assigned to those companies that in A.M. Best's opinion have demonstrated excellent overall performance when compared to the standards established by A.M. Best and have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity as well as the company's spread of risk, the quality and appropriateness of its reinsurance, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure, the experience and objectives of its management, and market presence. A.M. Best's ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

  HMLIC is rated "AA" for claims paying ability by Duff & Phelps. Duff & Phelps' life insurance company Claims Paying Ability ("CPA") ratings provide analytical insight into the ability of a company to meet its policyholder obligations in a timely manner. According to Duff & Phelps "Claims Paying Ability Rating Methodology for Life Insurers," 1995, the approach used to analyze an insurance company's claims paying ability is prospective in nature. The long duration of liabilities of the typical life insurance company requires a forward-looking analysis of the risks the company faces. The analytical process stresses not only the current financial position of the company, but puts considerable weight on the company's future direction and expected financial performance. A key part of the overall CPA rating process is an annual meeting with the senior executives who set the future direction of the company. Regular contact with company representatives throughout the year supplements this process. The process used to determine a CPA rating is comprehensive and combines quantitative and qualitative analysis of both public and non-public information. The CPA ratings use a scale of "AAA (Highest claims paying ability--the risk factors are negligible)" through "DD (Company is under an order of liquidation)." The CPA rating of "AA" is assigned for very high claims paying ability. The protection factors are strong; risk is modest, but may vary slightly over time due to economic and/or underwriting conditions. A CPA rating only indicates an insurance company's ability to make timely payment of policyholder obligations. It does not refer to the ability of either the rated company or its affiliates to meet nonpolicyholder obligations, such as debt repayment or payment of preferred dividends. The most important factors considered in the qualitative analysis are: economic fundamentals of the company's principal insurance lines, the company's competitive position, management's capability, the relationship of the rated entity to either parent, affiliate, or subsidiary, asset/liability and liquidity management practices and investment quality and management.

REGULATION

 General Regulation at State Level

  As an insurance holding company, HMEC is subject to regulation by the states in which its insurance subsidiaries are domiciled or transact business. Most states have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and furnish to it financial and other information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable and the insurer's policyholder surplus following any transaction must be both reasonable in relation to its outstanding liabilities and adequate for its needs. Notice to applicable regulators is required prior to the consummation of certain transactions affecting insurance subsidiaries of the holding company system.

  In addition, the laws of the various states establish regulatory agencies with broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, and prescribe the type and amount of investments permitted. See "Business--Investments" for discussion of investment restrictions or limitations imposed upon the Company under applicable insurance laws and regulations.

  The NAIC annually calculates financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Separate ratios are established for property and casualty and life insurance companies. Departure from the usual range in any of the ratios could lead to inquiries from individual state regulators, and further investigation or other actions may result. In 1995, no unusual ratios were reported by the principal insurance subsidiaries of HMEC.

  As part of their regulatory oversight process, state insurance departments routinely conduct detailed financial examinations (generally not more frequently than once every three years) of the books, records and accounts of insurance companies domiciled in their states. Typically, such examinations are conducted concurrently by two or three states under guidelines promulgated by the NAIC. The last financial examinations for the Company's principal insurance subsidiaries, HMLIC, HMIC and TIC, occurred during 1993 for the period ended December 31, 1992. A financial examination of Allegiance was completed for the period ended December 31, 1994. Management believes that HMEC and its subsidiaries are in compliance in all material respects with all applicable regulatory requirements.

  The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements will have no negative regulatory impact on the Company's insurance subsidiaries.

 Assessments Against Insurers

  Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insurance company insolvencies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and most assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company paid $0.8 million, $0.9 million and $1.2 million in connection with insurer insolvency proceedings for the years ended December 31, 1996, 1995 and 1994, respectively, of which $0.6 million, $0.9 million and $1.2 million for the same periods, respectively, is recoverable as premium tax credits in future periods.

 Mandatory Insurance Facilities

  The Company is required to participate in various mandatory insurance facilities in amounts related to the amount of the Company's direct writings in the applicable state. In 1996, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $1.0 million before federal income taxes.

 California Earthquake Authority

  The California Earthquake Authority ("CEA") was formed by the California Legislature to encourage companies to write residential property insurance in California and began operating in December 1996. All companies which write residential property insurance in California are also required to offer earthquake coverage. The CEA will operate as an insurance company providing residential property earthquake coverage under policies sold by companies which have chosen to participate in the CEA. The participating companies will fund the CEA and share in earthquake losses covered by the CEA in proportion to their market share.

  The Company has not joined the CEA. The Company's exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from its own policies and from participation in the CEA, management believes it is in the Company's best economic interest to offer earthquake coverage directly to its homeowners policyholders. See "Property and Casualty--Property and Casualty Reinsurance."

 Regulation at Federal Level

  Although the federal government generally does not directly regulate the insurance business, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect the insurance business include employee benefits regulation, controls on the costs of medical care, medical entitlement programs such as Medicare, changes to the insurance industry anti-trust exemption, minimum solvency requirements and allowing national banks to engage in the insurance, annuity and mutual fund businesses.

  Federal income taxation of the build-up of cash value within a life insurance policy or an annuity contract could have a material adverse impact on the Company's ability to market and sell such products. Various legislation to this effect has been proposed in the past, but has not been enacted. Although no such legislative proposals are known to exist at this time, such proposals may be made again in the future.

  The variable annuities underwritten by HMLIC and the mutual funds used as investment vehicles for those products are regulated by the Securities and Exchange Commission (the "Commission"). Horace Mann Investors, Inc., the broker-dealer subsidiary of HMEC, performs certain management functions for the mutual funds and also is regulated by the Commission and the National Association of Securities Dealers.

EMPLOYEES

  At December 31, 1996, the Company had approximately 2,700 employees, including 1,022 full-time agents. The Company has no collective bargaining agreement with any employees.

ITEM 2. PROPERTIES

  HMEC's home office property at 1 Horace Mann Plaza in Springfield, Illinois consists of an office building totaling approximately 230,000 square feet. HMEC also owns buildings with an aggregate of approximately 209,000 square feet at other locations in Springfield. These properties are adequate and suitable for the Company's current and anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  HMEC's common stock began trading on the New York Stock Exchange ("NYSE") in November 1991 under the symbol of HMN at a price of $18 per share. The following table sets forth the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

                                                         MARKET PRICE
                                                        --------------- DIVIDEND
   FISCAL PERIOD                                         HIGH     LOW     PAID
   -------------                                        ------- ------- --------
   1996:
     Fourth Quarter.................................... $40 3/4 $31 1/2  $0.11
     Third Quarter.....................................  35 7/8  29 1/8   0.11
     Second Quarter....................................  33 1/2  28       0.11
     First Quarter.....................................  35 3/4  29 1/4   0.11
   1995:
     Fourth Quarter.................................... $31 1/4 $25 3/4  $0.09
     Third Quarter.....................................  29 1/4  22 5/8   0.09
     Second Quarter....................................  24 1/2  20 1/8   0.09
     First Quarter.....................................  24      21 1/4   0.09

  As of March 1, 1997, the approximate number of holders of common stock was 4,500.

  In February 1997, the Board of Directors authorized the fifth consecutive annual increase in the Company's dividend. The regular quarterly dividend increased by 23% to $0.135 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

  In February 1997, the Company's Board of Directors adopted a repurchase program for shares of the Company's common stock of up to $100 million. Based on the market price of the Company's common shares at the time the Board adopted this program, $100 million would represent approximately 9% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase program will be financed through use of cash and, if needed, the existing bank line of credit.

  As an insurance holding company, HMEC depends on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to shareholders of HMEC. The payment of dividends and such other payments to HMEC by its insurance subsidiaries is restricted by the laws of each subsidiary's state of domicile, and insurance regulators have authority in certain circumstances to block payments of dividends and other amounts by the insurance subsidiaries that would otherwise be permitted without regulatory approval. See "Business--Cash Flow" and "Business--Regulation."

ITEM 6. SELECTED FINANCIAL DATA

  The information required by Item 301 of Regulation S-K is contained in the table in Item 1--"Business--Selected Historical Consolidated Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by Item 303 of Regulation S-K is contained in the Index to Financial Information on page F-1 herein.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's consolidated financial statements, the report of its independent accountants and the selected quarterly financial data required by
Item 302 of Regulation S-K are contained in the Index to Financial Information on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the Company listed below are contained in the Index to Financial Information on Page F-1 herein:

    Consolidated Balance Sheets as of December 31, 1996, 1995 and 1994.

    Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994.

    Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1996, 1995 and 1994

    Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

  (a)(2) The following consolidated financial statement schedules of the Company listed below are contained in the Index to Financial Information on page F-1 herein:

    Schedule I--Summary of Investments--Other than Investments in Related
  Parties.

    Schedule II--Condensed Financial Information of Registrant.

    Schedules III and VI Combined--Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

    Schedule IV--Reinsurance.

  (a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT
NO.          DESCRIPTION
-------      -----------
(3) Articles of incorporation and bylaws:

     3.1     Restated Certificate of Incorporation of HMEC, filed with the Delaware
             Secretary of State on October 6, 1989, incorporated by reference to Exhibit
             3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September
             30, 1996, filed with the Securities and Exchange Commission on November 14,
             1996.
     3.2     Certificate of Amendment to Restated Certificate of Incorporation of HMEC,
             filed with the Delaware Secretary of State on October 18, 1991, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1996, filed with the Securities and Exchange
             Commission on November 14, 1996.
     3.3     Certificate of Amendment to Restated Certificate of Incorporation of HMEC,
             filed with the Delaware Secretary of State on August 23, 1995, incorporated by reference to Exhibit 3.3 to HMEC's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1996, filed with the Securities and Exchange
             Commission on November 14, 1996.

EXHIBIT
NO.          DESCRIPTION
-------      -----------
     3.4     Certificate of Amendment to Restated Certificate of Incorporation of HMEC,
             filed with the Delaware Secretary of State on September 23, 1996, incorporated by reference to Exhibit 3.4 to HMEC's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1996, filed with the Securities and
             Exchange Commission on November 14, 1996.
     3.5     Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration
             Statement on Form S-3 (Registration No. 33-53118) filed with the Securities and Exchange Commission on October 9, 1992.
     3.6     Bylaws of HMEC, incorporated by reference to Exhibit 4.6 to HMEC's
             Registration Statement on Form S-3 (Registration No. 33-80059) filed with the Securities and Exchange Commission on December 6, 1995.

(4) Instruments defining the rights of security holders, including indentures:

     4.1     Warrant Agreement dated as of August 29, 1989 (the "Warrant Agreement"), between HMEC (as successor to HME Acquisition Corporation) and Bankers Trust
             Company, as warrant agent (the "Warrant Agent"), with regard to Warrants to
             Purchase Common Stock, incorporated by reference to Exhibit 4.6 to HMEC's
             Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 (the
             "September 1989 Form 10-Q").
     4.2     Supplemental Warrant Agreement dated as of August 29, 1989 to the Warrant
             Agreement, between HMEC and the Warrant Agent, incorporated by reference to
             Exhibit 4.7 to the September 1989 Form 10-Q.
     4.3     Form of Warrant (included in Exhibit 4.1).
     4.4     Indenture dated as of January 17, 1996, between HMEC and U.S. Trust Company of California, N.A. as trustee, with regard to HMEC's 6 5/8% Senior Notes
             Due 2006, incorporated by reference to Exhibit 4.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 13, 1996.
     4.5     Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.4).
     4.6     Certificate of Designations for HMEC Series A Cumulative Preferred Stock
             (included in Exhibit 10.12).

(10) Material contracts:

    10.1     Credit Agreement dated as of December 31, 1996 (the "Bank Credit Facility")
             among HMEC, certain banks named therein and Bank of America National Trust and Savings Association, as administrative agent (the "Agent").
   10.2*     Stock Subscription Agreement among HMEC (as successor to HME Holdings,
             Inc.), The Fulcrum III Limited Partnership, The Second Fulcrum III Limited
             Partnership and each of the Management Investors, incorporated by reference to Exhibit 10.17 to HMEC's Annual Report on Form 10-K for the year ended
             December 31, 1989, filed with the Securities and Exchange Commission on
             April 2, 1990.
   10.3*     Horace Mann Educators Corporation Deferred Equity Compensation Plan for
             Directors, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1996, filed with the
             Securities and Exchange Commission on November 14, 1996.
   10.4*     Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

EXHIBIT
NO.              DESCRIPTION
-------          -----------
        10.4(a)* Specimen Employee Stock Option Agreement under the Horace Mann Educators
                 Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit
                 10.5 to HMEC's Annual Report on Form 10-K for the year ended December 31,
                 1991, filed with the Securities and Exchange Commission on March 27, 1992.
        10.4(b)* Specimen Director Stock Option Agreement under the Horace Mann Educators
                 Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit
                 10.6 to HMEC's Annual Report on Form 10-K for the year ended December 31,
                 1991, filed with the Securities and Exchange Commission on March 27, 1992.
        10.4(c)* Amendment to Horace Mann Educators Corporation 1991 Stock Incentive Plan,
                 dated September 11, 1996, incorporated by reference to Exhibit 10.2(c) to
                 HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30,
                 1996, filed with the Securities and Exchange Commission on November 14,
                 1996.
        10.5*    Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the
                 year ended December 31, 1993, filed with the Securities and Exchange
                 Commission on March 31, 1994.
        10.6*    Specimen Continuation of Employment Agreement between HMEC and certain officers, incorporated by reference to Exhibit 10.21(a) to HMEC's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1994, filed with the
                 Securities and Exchange Commission on November 14, 1994.
        10.6(a)* Schedule of Continuation of Employment Agreements between HMEC and certain officers, incorporated by reference to Exhibit 10.21(b) to HMEC's Quarterly
                 Report on Form 10-Q for the quarter ended September 30, 1994, filed with the
                 Securities and Exchange Commission on November 14, 1994.
        10.7*    Horace Mann Incentive Compensation Program.
        10.8*    Horace Mann Supplemental Employee Retirement Plan, incorporated by reference to Exhibit 10.19(a) to HMEC's Annual Report on Form 10-K for the year ended
                 December 31, 1992, filed with the Securities and Exchange Commission on
                 March 22, 1993.
        10.9*    Form of Horace Mann Executive Supplemental Employee Retirement Plan,
                 incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form
                 10-K for the year ended December 31, 1993, filed with the Securities and
                 Exchange Commission on March 31, 1994.
        10.10*   Agreement entered by and between HMEC and Richard Stilwell as of December
                 22, 1995, incorporated by reference to Exhibit 10.11 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission on March 13, 1996.
        10.11*   Agreement entered by and between HMEC and Paul J. Kardos as of August 1,
                 1996, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Securities and Exchange Commission on August 13, 1996.
        10.12    Catastrophe Equity Securities Issuance Option Agreement entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance.

(11) Statement re computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG Peat Marwick LLP.

(27) Financial Data Schedule.

(28) Information from reports furnished to state insurance regulatory authorities:

28.1(p)        1996 Combined Annual Statement of HMEC's property and casualty subsidiaries,
               Schedule P, Analysis of Losses and Loss Expenses, filed with the Securities and Exchange Commission in paper format under cover of Form SE on March 19,
               1997.

  (b) No Reports on Form 8-K were filed by HMEC during the fourth quarter of 1996.

  (c) See list of exhibits in this Item 14.

  (d) See list of financial statement schedules in this Item 14.

Copies of Exhibits may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001. Persons requesting copies will be charged a reasonable fee to cover reproduction and mailing expenses.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

        /s/ Paul J. Kardos
By: _________________________________
            Paul J. Kardos
    President and Chief Executive
               Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date(s) indicated.


Principal Executive Officer:                                  Directors:
            /s/ Paul J. Kardos                                           /s/ Ralph S. Saul
___________________________________________                   ___________________________________________
              Paul J. Kardos                                  Ralph S. Saul, Chairman of the Board of
    President, Chief Executive Officer                        Directors
              and a Director                                           /s/ William W. Abbott
                                                              ___________________________________________
Principal Financial Officer:                                  William W. Abbott, Director
                                                                       /s/ Leonard I. Green
          /s/ Larry K. Becker                                 ___________________________________________
___________________________________________                   Leonard I. Green, Director
              Larry K. Becker                                           /s/ Donald G. Heth
       Executive Vice President and                           ___________________________________________
          Chief Financial Officer                             Donald G. Heth, Director
                                                                       /s/ Dr. Emita B. Hill
Principal Accounting Officer:                                 ___________________________________________
                                                              Dr. Emita B. Hill, Director
          /s/ Roger W. Fisher                                          /s/ Jeffrey L. Morby
___________________________________________                   ___________________________________________
              Roger W. Fisher                                 Jeffrey L. Morby, Director
       Vice President and Controller                                   /s/ Shaun F. O'Malley
                                                              ___________________________________________
                                                              Shaun F. O'Malley, Director
                                                                       /s/ William J. Schoen
                                                              ___________________________________________
                                                              William J. Schoen, Director


Dated: March 25, 1997.

                       HORACE MANN EDUCATORS CORPORATION

                         INDEX TO FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................   F-2
Report of Management Responsibility for Financial Statements..............  F-13
Independent Auditors' Report..............................................  F-14
Consolidated Balance Sheets...............................................  F-15
Consolidated Statements of Operations.....................................  F-16
Consolidated Statements of Changes in Shareholders' Equity................  F-17
Consolidated Statements of Cash Flows.....................................  F-18
Notes to Consolidated Financial Statements................................  F-19
Financial Statement Schedules.............................................  F-44

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

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

  . The competitive impact of new entrants such as mutual funds and banks into the tax deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.

  . Changes in insurance regulations, including (i) those effecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.

  . Changes in federal income tax laws and changes resulting from federal tax audits effecting corporate tax rates or taxable income, and regulations changing the relative tax advantages of the Company's life and annuity products to customers.

  . The Company's ability to maintain favorable claims-paying ability ratings.

  . Adverse changes in policyholder mortality and morbidity rates.

DISCONTINUED OPERATIONS

  On December 9, 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company stopped writing new group medical insurance policies in January 1997 and intends to stop renewing group medical insurance policies in January 1998. In the following discussions of results of operations, group medical results are reported separately as discontinued operations for all years.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

 Insurance Premiums and Contract Charges Earned

  Insurance premiums and contract charges earned, which excludes annuity and life contract deposits, increased 3.6% for the year ended December 31, 1996, compared to 1995.

  Insurance premiums written and contract deposits of $704.8 million for the year ended December 31, 1996 increased 7.8%, compared to $654.0 million for 1995, driven principally by 16.8% growth in annuity deposits. The first annual premium, of approximately $7 million, for Horace Mann's three year contract to provide professional liability insurance for the 2.3 million members of the National Education Association is included in the Company's total insurance premiums written and contract deposits for the year ended December 31, 1996. No such premium was written in 1995. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, increased 7.6% to $677.7 million for the year ended December 31, 1996, compared to $630.0 million for 1995. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written for the year ended December 31, 1996 decreased 6.3% compared to 1995.

  Automobile (excluding involuntary) and homeowners earned premiums increased 2.9% to $390.0 million for the year ended December 31, 1996, compared to $378.9 million for 1995, primarily as a result of a 5.8% increase in automobile (excluding involuntary) and homeowners policies in force, partially offset by a 0.7% decrease in average premium earned per automobile policy. The 786,000 automobile (excluding involuntary) and homeowners policies in force at December 31, 1996 represented an increase of 43,000 policies since December 31, 1995.

  Automobile (excluding involuntary) and homeowners premiums written increased 4.8% to $400.0 million for the year ended December 31, 1996, compared to $381.8 million for 1995. Fourth quarter 1996 premium growth reflected an 8.8% increase compared to the same period in 1995 reflecting growth in the number of policies in force including new policies from the Florida state homeowners insurance pool. For the year ended December 31, 1996, new direct premiums written of $46.9 million increased 26.4% compared to $37.1 million for last year. Renewal direct premiums written of $357.0 million for the year ended December 31, 1996 increased 2.2% compared to $349.3 million for 1995.

  For the year ended December 31, 1996, life insurance premiums and contract charges earned were $80.3 million, compared to $74.8 million for 1995, representing an increase of 7.4%. Life insurance in force on December 31, 1996 increased 4.0% compared to a year earlier. The lapse rate of 8.0% for the year ended December 31, 1996 increased slightly compared to 7.8% for 1995.

  Annuity contract charges earned increased 35.3% to $9.2 million for the year ended December 31, 1996, compared to $6.8 million for 1995, due to a 40% increase in variable annuity cash value on deposit. Total annuity deposits received during the year ended December 31, 1996 increased 16.8% to $166.9 million, compared to $142.9 million for 1995, reflecting a $7.1 million, or 6.2%, increase in scheduled deposits for retirement annuities and a $16.9 million, or 58.6%, increase in single premiums and rollover deposits from other companies. For the fourth quarter of 1996, annuity deposits received of $44.7 million were 10.9% greater than the same period in 1995 reflecting growth in single premiums and rollover deposits from other companies which was somewhat lower than the full year growth rate.

 Net Investment Income

  Net investment income of $198.6 million for the year ended December 31, 1996 was comparable to 1995. Investments (at amortized cost) increased 2.0%, or $52.4 million, from December 31, 1995. The pretax yield on average investments was 7.4% (4.9% after tax) for the year ended December 31, 1996 compared to a pretax yield of 7.5% (5.0% after tax) for 1995.

 Realized Investment Gains and Losses

  Realized investment gains were $2.5 million for the year ended December 31, 1996, compared to $8.6 million for 1995.

 Benefits, Claims and Settlement Expenses

  Total benefits, claims and settlement expenses increased 3.3% to $346.7 million for the year ended December 31, 1996, compared to $335.7 million for 1995.

  Property and casualty claims and settlement expenses were $306.1 million for the year ended December 31, 1996, compared to $297.1 million for 1995. The property and casualty loss ratio was 74.1% for the year ended December 31, 1996, compared to 73.5% for 1995. For 1996, higher first quarter losses from severe winter weather and third quarter losses from hurricanes were partially offset by continued favorable trends in losses on voluntary automobile insurance for the year. The provision for losses and loss adjustment expenses for insured events in prior years decreased by $62.5 million and $55.6 million for the years ended December 31, 1996 and 1995, respectively. The favorable loss development results primarily from improving trends in the frequency and severity of voluntary automobile claims. Catastrophe losses after reinsurance but before federal income tax benefits for the year ended December 31, 1996 were $20.9 million, compared to catastrophe losses of $13.9 million for 1995. Hurricane Fran, which occurred during the third quarter of 1996, represented $8.2 million in losses.

  The Company increased its catastrophe reinsurance coverage for 1997. The 1997 reinsurance program covers 95% of catastrophe losses in excess of $7.5 million up to $65 million for each catastrophe. The Company's catastrophe reinsurance program will be augmented by a $100 million equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock at a pre-negotiated floating rate in the event of losses from a catastrophe, individually or in the aggregate, which exceed $65 million.

  Life benefits were $40.6 million for the year ended December 31, 1996, reflecting a 5.2% increase, compared to $38.6 million for 1995. The increase in life benefits was comparable to the 7.4% increase in life earned premiums.

 Interest Credited to Policyholders

  Interest credited to policyholders was $95.3 million for the year ended December 31, 1996, 4.8% more than the $90.9 million interest credited for 1995. Interest credited to fixed annuity contracts increased 3.0% to $76.7 million for the year ended December 31, 1996, from $74.5 million for 1995. The increase reflects a slightly higher average annual interest rate credited of 5.7% for the year ended December 31, 1996, compared to 5.6% for 1995, and a growth of fixed rate annuity accumulated deposits of 0.9%.

  Life insurance interest credited increased $2.2 million, or 13.4%, to $18.6 million for the year ended December 31, 1996, compared to 1995, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

 Policy Acquisition and Operating Expenses

  Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the year ended December 31, 1996, policy acquisition and operating expenses of $138.2 million increased $0.6 million, or 0.4%, compared to $137.6 million for 1995. The 1996 property and casualty expense ratio improved to 19.4%, four tenths of a percentage point lower than 19.8% for 1995.

 Amortization of Intangible Assets

  Amortization of intangible assets decreased by $0.5 million to $11.2 million for the year ended December 31, 1996, compared to $11.7 million for 1995, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

 Interest Expense

  The Company's interest expense of $10.5 million for the year ended December 31, 1996 was $1.1 million, or 9.5%, less than in 1995 as a result of repayments of borrowings related to the repurchase of shares of its common stock during the second quarter of 1995. Interest expense of $2.5 million for the fourth quarter of 1996 was $0.7 million less than the $3.2 million reported for the same period in 1995 as the debt to capital ratio was reduced to 21.6%, within the Company's target operating range of 20% to 25%.

 Income Tax Expense

  The 1996 effective income tax rate was 27%, equal to the 1995 effective income tax rate. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points and acquisition related tax benefits reduced the effective rate 6 percentage points in both 1996 and 1995. The 1995 effective income tax rate also reflected the charge to income for additional rights relating to the repurchase of shares of the Company's common stock in 1995 that was not deductible for federal income tax purposes.

 Operating Income

  Operating income (income from continuing operations before realized investment gains and losses, 1996 debt retirement costs and the 1995 cost of additional rights related to the share repurchase) was $73.1 million for the year ended December 31, 1996, compared to $70.9 million for 1995. Operating income in 1996 reflected excellent voluntary automobile insurance results and an increase in annuity segment earnings, partially offset by high first quarter severe winter storm losses and high third quarter hurricane losses.

  Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $80.4 million for the year ended December 31, 1996 compared to $78.5 million for 1995.

  Property and casualty segment operating income was $54.0 million for the year ended December 31, 1996, compared to $56.4 million for 1995. Higher first quarter 1996 losses from severe winter weather and after tax catastrophe losses of $5.5 million from hurricanes in the third quarter of 1996 were partially offset by continued favorable trends in voluntary automobile losses. For the year, after tax catastrophe losses were $13.6 million in 1996, compared to $9.0 million for 1995. The property and casualty combined loss and expense ratio for the year ended December 31, 1996 was 93.5%, compared to the 93.3% reported for 1995.

  Life insurance segment operating income of $12.1 million for the year ended December 31, 1996 increased 16.3% compared to the $10.4 million reported for 1995. The 1996 life results reflect growth in business volume and lower dividends to life policyholders, more than offsetting higher mortality experience, compared to 1995.

  Annuity segment operating income of $16.3 million for the year ended December 31, 1996 increased 10.1%, compared to 1995, resulting primarily from an increase in cash value on deposit. Total accumulated fixed and variable annuity cash value on deposit of $2,075.5 million increased $209.5 million, or 11.2%, compared to December 31, 1995. This increase resulted from a net increase in funds on deposit of 10.0% plus net increases in market value of underlying mutual funds of $26.7 million.

 Income from Continuing Operations

  Income from continuing operations, which includes realized investment gains, for the year ended December 31, 1996 was $73.8 million, or $3.14 per share, reflecting a 1.9% decrease in income and a 12.5% increase in income per share on a fully diluted basis compared to 1995. The share repurchase completed in May 1995 and the redemption of the convertible notes in February 1996 resulted in decreases in shares and equivalent shares outstanding, increasing income per share from continuing operations. Realized investment gains after tax were $1.6 million for the year ended December 31, 1996, compared to $5.6 million for 1995. Income from continuing operations for the year ended December 31, 1996 reflects a reduction of $0.9 million, or $0.04 per share, for the costs of the early redemption of $100 million of convertible notes. Income from continuing operations for the year ended December 31, 1995 included a reduction of $1.3 million, or $0.05 per share, for the cost of the additional rights granted in connection with the share repurchase.

 Net Income

  Net income, which includes discontinued operations, was $64.6 million for the year ended December 31, 1996 compared to $74.0 million for 1995, representing $2.75 per share for both periods.

  The discontinued group medical business operating loss was $5.3 million for the year ended December 31, 1996, compared to an operating loss of $1.2 million for 1995. The discontinued group medical combined loss and expense ratio increased to 118.1% for the year ended December 31, 1996, compared to 106.4% for 1995, primarily due to an increase in claims. The Company's net income for the fourth quarter and year ended December 31, 1996 also included an after tax charge of $3.9 million for anticipated losses during the two year phase-out period for the discontinued group medical insurance business.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

 Insurance Premiums and Contract Charges Earned

  Insurance premiums and contract charges earned increased 2.8% for the year ended December 31, 1995 compared to 1994. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, reflected growth of 3.1%, increasing to $630.0 million for the year ended December 31, 1995, compared to $611.2 million for 1994. For all product lines, insurance premiums written and contract deposits of $654.0 million for the year ended December 31, 1995 increased 2.6%, compared to $637.3 million for 1994. This increase was less than the growth in insurance premiums written and contract deposits for the Company's primary product lines primarily due to reduced allocation of business from state mandatory automobile insurance facilities. Involuntary automobile business includes assigned risk business as well as state mandatory insurance facilities.

  Automobile (excluding involuntary) and homeowners earned premiums increased 2.6% to $378.9 million for the year ended December 31, 1995, compared to $369.3 million for 1994, primarily as a result of a 1% increase in average premium earned per automobile policy and a 1% increase in automobile (excluding involuntary) and homeowners policies in force. The 743,000 automobile (excluding involuntary) and homeowners policies in force at December 31, 1995 represented an increase of 10,000 policies since December 31, 1994.

  Automobile (excluding involuntary) and homeowners premiums written increased 2.4% to $381.8 million for the year ended December 31, 1995 compared to $372.7 million for 1994. For the year ended December 31, 1995, new direct premiums written of $37.1 million were equal to 1994. Renewal premiums written of $349.3 million for the year ended December 31, 1995 increased 2.4% compared to 1994. Partially offsetting this growth was an 8.0% decrease in involuntary automobile and other property and casualty premiums written to $24.0 million for 1995, compared to $26.1 million for 1994.

  For the year ended December 31, 1995, life insurance premiums and contract charges earned were $74.8 million compared to $72.0 million for 1994, representing an increase of 3.9%. Life insurance in force increased 5.4% compared to December 31, 1994. These results reflect a lapse rate of 7.8% for the year ended December 31, 1995, compared to 7.9% for 1994.

  Annuity contract charges earned increased 25.9% to $6.8 million for the year ended December 31, 1995, compared to $5.4 million for 1994, primarily due to a 46% increase in variable annuity cash value on deposit. Total annuity deposits received during the year ended December 31, 1995 increased 4.6% to $142.9 million, compared to $136.6 million for 1994, reflecting a 6.5% increase in scheduled deposits for retirement annuities offset by a decline in rollover deposits from other companies and single premiums. Annuity deposits received in the second half of 1995 were 11.9% greater than the amounts received during the same period in 1994. This increase in the second half of 1995 contrasts to a decrease of 1.9% for the first six months of 1995 compared to the first six months of 1994.

 Net Investment Income

  Net investment income of $198.4 million for the year ended December 31, 1995 increased 7.1% compared to the prior year. Investments (at amortized cost) increased 1.5%, or $38.7 million, from December 31, 1994. The pretax yield on average investments increased to 7.5% for the year ended December 31, 1995 from 7.2% for 1994. After tax investment income increased 5.8% to $132.2 million for the year ended December 31, 1995, the result of a 5.0% after tax yield, compared to $124.9 million and a 4.8% after tax yield for 1994.

 Realized Investment Gains and Losses

  Realized investment gains were $8.6 million for the year ended December 31, 1995 compared to realized investment losses of $0.9 million for 1994.

 Benefits, Claims and Settlement Expenses

  Total benefits, claims and settlement expenses increased 1.3% to $335.7 million for the year ended December 31, 1995, compared to $331.5 million for 1994, reflecting lower losses from catastrophes in 1995 and no increase in life benefits.

  Property and casualty claims and settlement expenses increased 1.8% to $297.1 million for the year ended December 31, 1995 from $291.9 million for 1994. Reflecting continued strong underwriting results in the automobile and homeowners lines, the property and casualty loss ratio, including catastrophe losses, was 73.5% for the year ended December 31, 1995, compared to 73.8% for 1994. Catastrophe losses after reinsurance but before federal income tax benefits were $13.9 million for 1995 compared to $17.0 million reported in 1994. For 1995, the Company's catastrophe losses included hailstorms in Texas during May, Hurricane Opal in October and a number of smaller weather-related events. The Company's 1994 catastrophe losses consisted of $6.0 million of losses from the Northridge, California earthquake and $11.0 million due to severe winter weather and a series of tornadoes and wind storms.

  Life benefits were $38.6 million for the year ended December 31, 1995, compared to $39.6 million for 1994. The decrease was attributable to no increase in individual life benefits and a lower volume of business for group life and group disability income compared to 1994.

 Interest Credited to Policyholders

  Interest credited to policyholders was $90.9 million for the year ended December 31, 1995, 8.2% more than the $84.0 million interest credited for 1994. Interest credited to annuity contracts increased 6.9% to $74.5 million for the year ended December 31, 1995 from $69.7 million for 1994. The increase reflects a higher average annual interest rate credited of 5.6% for the year ended December 31, 1995, compared to 5.4% for 1994, and a growth of fixed accumulated deposits of 2.9%.

  Life insurance interest credited increased $2.1 million, or 14.7%, to $16.4 million for the year ended December 31, 1995, compared to 1994, primarily as a result of growth in the interest-sensitive whole life insurance reserves and account balances.

 Policy Acquisition and Operating Expenses

  Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the year ended December 31, 1995, policy acquisition and operating expenses increased 3.5%, or $4.6 million, to $137.6 million, compared to $133.0 million for 1994, primarily due to business growth and inflation. For the year ended December 31, 1995, the property and casualty expense ratio of 19.8% was equal to 1994.

 Amortization of Intangible Assets

  Amortization of intangible assets decreased by $0.9 million to $11.7 million for the year ended December 31, 1995, compared to $12.6 million for 1994. The lower amortization was due to the scheduled decrease in the amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

 Interest Expense

  As a result of borrowings on the Bank Credit Facility related to the repurchase of shares of its common stock during the second quarter of 1995, the Company's interest expense of $11.6 million for the year ended December 31, 1995 was $2.1 million, or 22.1%, greater than in 1994.

 Income Tax Expense

  The 1995 effective income tax rate of 27% was higher than the 1994 effective income tax rate of 25% due to a decrease in tax-advantaged securities and the earnings charge for additional rights relating to the repurchase of shares of the Company's common stock in 1995 that is not deductible for federal income tax purposes. Income from investments in tax-advantaged securities reduced the 1995 effective income tax rate 4 percentage points compared to a reduction of 5 percentage points in 1994. Acquisition related tax benefits reduced the effective income tax rate 6 percentage points in 1995 and 5 percentage points in 1994.

 Operating Income

  Operating income (income from continuing operations before realized investment gains and losses, the 1995 cost of additional rights related to the share repurchase, and the extraordinary item in 1994) increased 8.7% to $70.9 million for the year ended December 31, 1995 compared to $65.2 million for 1994, primarily due to growth in property and casualty operating income (including a reduction in catastrophe losses) and improvement in operating earnings of the life and annuity segments. Costs of the share repurchase completed in 1995 reduced operating income as a result of increased interest expense and reductions to net investment income. Excluding the share repurchase, operating income for 1995 would have been $76.2 million, which would have represented a 16.9% increase compared to 1994.

  Property and casualty segment operating income increased 7.2% to $56.4 million for the year ended December 31, 1995, compared to $52.6 million for 1994, due to strong underwriting results and a decrease in catastrophe losses of $2.1 million after tax. Strong property and casualty underwriting results were reflected in the combined loss and expense ratio, excluding catastrophe losses, for the year ended December 31, 1995 of 89.9%, compared to the 89.5% reported for 1994, with the increase primarily attributable to higher levels of losses from involuntary state insurance pools. Including catastrophe losses, the property and casualty combined loss and expense ratio was 93.3% for the year ended December 31, 1995 compared to 93.7% for 1994.

  Life insurance segment operating income increased $2.7 million for the year ended December 31, 1995 to $10.4 million, compared to $7.7 million for 1994, due primarily to higher net investment income and a 2.5% decrease in benefits compared to a 3.9% increase in premiums and contract charges earned.

  The Company maintained strong annuity net margins in 1995 although the net margin percentage declined slightly compared to 1994. Annuity segment operating income of $14.8 million for the year ended December 31, 1995 increased 4.2% compared to 1994 resulting from an increase in cash value on deposit. Total accumulated fixed and variable annuity cash value on deposit of $1,866.0 million increased $192.8 million, or 11.5%, compared to December 31, 1994. This increase resulted from a net increase in funds on deposit of 7.3% plus net increases in market value of underlying mutual funds of $68.1 million.

 Income from Continuing Operations

  Income from continuing operations, which includes realized investment gains and losses, for the year ended December 31, 1995 was $75.2 million, or $2.79 per share on a fully diluted basis, reflecting a 16.4% increase in income and a 31.0% increase in income per share compared to 1994. The share repurchase completed in 1995 contributed to the increase in income per share from continuing operations. Excluding the share repurchase, income per share from continuing operations would have been $2.66, which would have represented a 24.9% increase compared to 1994. Income from continuing operations for the year ended December 31, 1994 was reduced by $11.1 million, or $0.34 per share, due to claims from the Northridge, California earthquake, severe winter weather and a series of tornadoes and wind storms; by comparison, catastrophe claims in 1995 reduced the Company's income from continuing operations by $9.0 million, or $0.32 per share. Realized investment gains after tax were $0.20 per share for the year ended December 31, 1995, compared to realized investment losses after tax of $0.02 per share for 1994. Income from continuing operations for the year ended December 31, 1995 also included a reduction of $1.3 million, or $0.05 per share, for the cost of the additional rights granted in connection with the share repurchase.

 Net Income

  Net income, which includes discontinued operations and extraordinary charges, was $74.0 million, or $2.75 per share on a fully diluted basis, for the year ended December 31, 1995 compared to $62.9 million, or $2.08 per share, for 1994.

  The discontinued group medical business reported an operating loss of $1.2 million for 1995 compared to break-even results for the year ended December 31, 1994. The combined loss and expense ratio for the discontinued group medical business increased to 106.4% for the year ended December 31, 1995, compared to 101.6% for 1994.

  Net income for the year ended December 31, 1994 reflected an extraordinary charge of $1.7 million after tax, or $0.05 per share, as a result of the early redemption of $47.1 million of subordinated debentures.

LIQUIDITY AND FINANCIAL RESOURCES

 Investments

  The Company's investment strategy emphasizes high quality investment grade, publicly traded fixed income securities. At December 31, 1996, fixed income securities comprised 95.5% of total investments. Of the fixed income investment portfolio, 94.4% was investment grade and 99.5% was publicly traded. The average quality of the total fixed income portfolio was AA- at December 31, 1996.

  The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.4 years at December 31, 1996, 1995 and 1994. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 70% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

 Cash Flow

  The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow in excess of these amounts has been used to pay dividends to shareholders and retire short-term debt. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term notes.

 Operating Activities

  As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $139.2 million for the year ended December 31, 1996 compared to $153.3 million for 1995. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

  Payment of principal and interest on long-term debt, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. These payments from insurance subsidiaries, net of federal income taxes paid by HMEC, were $60.2 million in 1996 compared to $95.0 million in 1995 with the decrease due primarily to the timing of tax sharing payments.

  The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 1997 without prior approval are approximately $89 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for parent Company capital needs.

 Investing Activities

  HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During 1996, net cash used in investing activities was $32.7 million. This net amount reflects $989.0 million in purchases of fixed maturity investments, funded by investment sales or maturities of $956.3 million and net cash provided by operating activities.

 Financing Activities

  Financing activities include the receipt and withdrawal of funds by annuity policyholders, payment of scheduled dividends, transactions related to the Company's common stock and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the year ended December 31, 1996 were $10.3 million.

  For the year ended December 31, 1996, receipts from annuity contracts of $166.9 million were greater than contract maturities and withdrawals of $135.2 million. Net transfers to variable annuity assets were $86.1 million during 1996 compared to $50.4 million during 1995. Interest-sensitive life account balances increased $1.5 million during 1996.

  In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes"), which will mature on January 15, 2006, at a discount of 0.5%. The net proceeds from the sale of the Senior Notes were used to finance most of the cost of the full redemption of the $100.0 million of outstanding convertible notes at an aggregate cost of $102.9 million. The redemption of the convertible notes extended the maturity of the Company's long-term debt and eliminated the potential dilutive impact of these securities.

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

  In May 1995, the Company repurchased 6.5 million shares of its common stock at an aggregate price of $174.9 million, financed by cash provided by operating activities and $140.0 million borrowed under an existing bank line of credit. Short-term borrowings under the bank line of credit were subsequently reduced to $34 million and $75 million as of December 31, 1996 and 1995, respectively.

 Capital Resources

  The total capital of the Company was $618.6 million at December 31, 1996, including $99.6 million of long-term debt and $34.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 20.6% as of December 31, 1996, compared to 21.3% as of December 31, 1995.

  Shareholders' equity was $484.4 million at December 31, 1996, including an unrealized gain in the Company's investment portfolio of $29.7 million after taxes and the related impact on deferred policy acquisition costs. The market value of the Company's common stock and the market value per share were $953.9 million and $40 3/8, respectively, at December 31, 1996. Book value per share was $20.50 at December 31, 1996, $19.25 excluding investment market value adjustments.

  As of December 31, 1996, the Company had short-term debt comprised of $34.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility, as amended in December 1996, allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.9%, as of December 31, 1996. The commitment for the Bank Credit Facility terminates on December 31, 2001.

  The Company's ratio of earnings to fixed charges for 1996 was 10.6x compared to 9.9x for 1995.

  Total shareholder dividends were $10.3 million for the year ended December 31, 1996. In February 1997, the Board of Directors authorized the fifth consecutive annual increase in the Company's dividend. The regular quarterly dividend increased by 23% to $0.135 per share.

  In February 1997, the Company's Board of Directors adopted a repurchase program for shares of the Company's common stock of up to $100 million. Based on the market price of the Company's common shares at the time the Board adopted this program, $100 million would represent approximately 9% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase program will be financed through use of cash and, if needed, the Bank Credit Facility.

  In 1997, the Company's catastrophe reinsurance program will be augmented by a $100 million equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock at a pre-negotiated floating rate in the event of losses from a catastrophe, individually or in the aggregate, which exceed $65 million.

EFFECTS OF INFLATION AND CHANGES IN INTEREST RATES

  The Company's operating results are affected significantly in at least three ways by changes in interest rates and inflation. First, inflation directly affects property and casualty claims costs. Second, the investment income earned on the Company's investment portfolio and the market value of the investment portfolio are related to the yields available in the fixed-income markets. An increase in interest rates will decrease the market value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity and interest-sensitive life products, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of interest rate fluctuation is controlled through asset/liability management techniques, including cash flow analysis.

EFFECTS OF RECESSION

  The Company markets its products primarily to educators and other employees of public schools and their families located throughout the United States. Although this market is affected by school budgetary constraints, as well as general economic downturns that result in decreased purchases of new automobiles and homes and reductions in individual savings, management believes that this market historically has continued to purchase insurance even in periods of recession. Historically, despite changing economic conditions, sales of insurance products to the Company's market have remained stable or increased, suggesting continuation of this historical trend.

         REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

                       HORACE MANN EDUCATORS CORPORATION

  The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended December 31, 1996, 1995 and 1994 have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include some amounts that are based upon management's best estimates and judgements. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

  Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits derived therefrom. A professional staff of internal auditors reviews on an ongoing basis the related internal control system design, the accounting policies and procedures supporting this system and compliance therewith. Management believes this system of internal control effectively meets its objective of reliable financial reporting.

  In connection with their annual audits, independent certified public accountants perform an examination, in accordance with generally accepted auditing standards, which includes the consideration of the system of internal control to the extent necessary to form an independent opinion on the fairness of presentation of the financial statements prepared by management.

  The Board of Directors, through its Audit Committee composed solely of directors who are not employees of the Company, is responsible for overseeing the integrity and reliability of the Company's accounting and financial reporting practices and the effectiveness of its system of internal controls. The independent certified public accountants and internal auditors meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

  We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 1996, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        LOGO
                                        KPMG PEAT MARWICK LLP

Chicago, Illinois
January 27, 1997

                       HORACE MANN EDUCATORS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                    AS OF DECEMBER 31, 1996, 1995 AND 1994

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               1996        1995        1994
                                            ----------  ----------  ----------
                                    ASSETS

Investments
  Fixed maturities, available for sale, at
   market (amortized cost 1996, $2,609,077;
   1995, $2,527,032; 1994, $2,449,440)..... $2,658,512  $2,643,060  $2,339,118
  Short-term and other investments.........    125,824     155,489     194,323
                                            ----------  ----------  ----------
    Total investments......................  2,784,336   2,798,549   2,533,441
Cash.......................................     13,704       9,518       5,997
Accrued investment income and premiums
 receivable................................    107,682      94,359      83,954
Value of acquired insurance in force and
 goodwill..................................    118,638     129,843     141,509
Other assets...............................    151,830     142,442     186,487
Variable annuity assets....................    684,836     487,543     334,145
                                            ----------  ----------  ----------
    Total assets........................... $3,861,026  $3,662,254  $3,285,533
                                            ==========  ==========  ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
  Annuity contract liabilities............. $1,286,110  $1,275,117  $1,235,550
  Interest-sensitive life contract
   liabilities.............................    326,955     289,310     253,393
  Unpaid claims and claim expenses.........    358,853     385,064     405,602
  Future policy benefits...................    182,336     185,449     184,515
  Unearned premiums........................    155,776     141,105     138,380
                                            ----------  ----------  ----------
    Total policy liabilities...............  2,310,030   2,276,045   2,217,440
Other policyholder funds...................    118,549     119,070     119,565
Other liabilities..........................    129,075     133,855     101,843
Short-term debt............................     34,000      75,000           -
Long-term debt.............................     99,564     100,000     100,000
Variable annuity liabilities...............    684,836     487,543     334,145
                                            ----------  ----------  ----------
    Total liabilities......................  3,376,054   3,191,513   2,872,993
                                            ----------  ----------  ----------
Warrants, subject to redemption............        577         577         577
                                            ----------  ----------  ----------
Preferred stock, $0.001 par value,
 authorized 1,000,000 shares; none issued
 in 1996...................................          -           -           -
Common stock, $0.001 par value, authorized
 75,000,000 shares; issued, 1996,
 29,213,398; 1995, 28,977,429; 1994,
 28,958,229................................         29          29          29
Additional paid-in capital.................    330,263     323,920     323,517
Net unrealized gains (losses) on fixed
 maturities and equity securities..........     29,736      76,151     (70,861)
Retained earnings..........................    278,669     224,366     159,278
Treasury stock, at cost, 5,588,098 shares..   (154,302)   (154,302)          -
                                            ----------  ----------  ----------
    Total shareholders' equity.............    484,395     470,164     411,963
                                            ----------  ----------  ----------
    Total liabilities, redeemable
     securities and shareholders' equity... $3,861,026  $3,662,254  $3,285,533
                                            ==========  ==========  ==========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Insurance premiums written and contract
 deposits.................................. $  704,832  $  653,970  $  637,347
                                            ==========  ==========  ==========
Revenues
  Insurance premiums and contract charges
   earned.................................. $  502,699  $  485,444  $  472,417
  Net investment income....................    198,607     198,370     185,309
  Realized investment gains (losses).......      2,451       8,604        (917)
                                            ----------  ----------  ----------
      Total revenues.......................    703,757     692,418     656,809
                                            ----------  ----------  ----------
Benefits, losses and expenses
  Benefits, claims and settlement expenses.    346,691     335,705     331,511
  Interest credited........................     95,322      90,911      83,959
  Policy acquisition expenses amortized....     41,063      40,018      38,696
  Operating expenses.......................     97,021      97,609      94,292
  Amortization of intangible assets........     11,205      11,666      12,630
  Interest expense.........................     10,517      11,589       9,483
  Debt retirement costs (See note 4).......      1,319           -           -
  Additional rights relating to share
   repurchase
   (See note 5)............................          -       1,347           -
                                            ----------  ----------  ----------
      Total benefits, losses and expenses..    603,138     588,845     570,571
                                            ----------  ----------  ----------
Income from continuing operations before
 income taxes, discontinued operations and
 extraordinary item........................    100,619     103,573      86,238
Income tax expense.........................     26,817      28,463      21,618
                                            ----------  ----------  ----------
Income from continuing operations..........     73,802      75,110      64,620
Discontinued operations (See note 2):
  Loss from operations, net of applicable
   income tax benefits of 1996, $2,764;
   1995, $647; 1994, $34...................     (5,280)     (1,184)        (61)
  Loss on discontinuation, representing
   provision of $5,974 for operating losses
   during phase-out period, net of
   applicable income tax benefits of
   $2,091..................................     (3,883)          -           -
                                            ----------  ----------  ----------
Income before extraordinary item...........     64,639      73,926      64,559
Loss from early retirement of debt, net of
 taxes.....................................          -           -      (1,704)
                                            ----------  ----------  ----------
Net income................................. $   64,639  $   73,926  $   62,855
                                            ==========  ==========  ==========
Earnings (loss) per share
  Assuming no dilution
    Income from continuing operations...... $     3.14  $     3.00  $     2.23
    Discontinued operations:
      Loss from operations.................      (0.22)      (0.05)          -
      Loss on discontinuation..............      (0.17)          -           -
                                            ----------  ----------  ----------
    Income before extraordinary item.......       2.75        2.95        2.23
    Loss from early retirement of debt, net
     of taxes..............................          -           -       (0.06)
                                            ----------  ----------  ----------
      Net income........................... $     2.75  $     2.95  $     2.17
                                            ==========  ==========  ==========
  Assuming full dilution
    Income from continuing operations...... $     3.14  $     2.79  $     2.13
    Discontinued operations:
      Loss from operations.................      (0.22)      (0.04)          -
      Loss on discontinuation..............      (0.17)          -           -
                                            ----------  ----------  ----------
    Income before extraordinary item.......       2.75        2.75        2.13
    Loss from early retirement of debt, net
     of taxes..............................          -           -       (0.05)
                                            ----------  ----------  ----------
      Net income........................... $     2.75  $     2.75  $     2.08
                                            ==========  ==========  ==========
Weighted average number of shares and
 equivalent shares
  Assuming no dilution..................... 23,478,921  25,038,530  28,958,229
  Assuming full dilution................... 23,478,921  28,330,833  32,123,779

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
Common stock
  Beginning balance............................. $     29  $     29  $     29
  Options exercised, 1996, 235,969 shares; 1995,
   19,200 shares................................        -         -         -
                                                 --------  --------  --------
  Ending balance................................       29        29        29
                                                 --------  --------  --------
Additional paid-in capital
  Beginning balance.............................  323,920   323,517   323,517
  Options exercised.............................    6,343       403         -
                                                 --------  --------  --------
  Ending balance................................  330,263   323,920   323,517
                                                 --------  --------  --------
Net unrealized gains (losses) on fixed
 maturities and equity securities
  Beginning balance.............................   76,151   (70,861)    1,575
  Effect of change in accounting principle (See
   note 1)......................................        -         -    72,838
  Increase (decrease) for the period............  (46,415)  147,012  (145,274)
                                                 --------  --------  --------
  Ending balance................................   29,736    76,151   (70,861)
                                                 --------  --------  --------
Retained earnings
  Beginning balance.............................  224,366   159,278   104,821
  Net income....................................   64,639    73,926    62,855
  Cash dividends, 1996, $0.44 per share; 1995,
   $0.36 per share;
   1994, $0.29 per share........................  (10,336)   (8,838)   (8,398)
                                                 --------  --------  --------
  Ending balance................................  278,669   224,366   159,278
                                                 --------  --------  --------
Treasury stock, at cost
  Beginning balance............................. (154,302)        -         -
  Purchase of 6,500,000 shares (See note 5).....        -  (174,870)        -
  Issuance of 911,902 shares (See note 5).......        -    20,568         -
                                                 --------  --------  --------
  Ending balance................................ (154,302) (154,302)        -
                                                 --------  --------  --------
Shareholders' equity at end of period........... $484,395  $470,164  $411,963
                                                 ========  ========  ========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996      1995       1994
                                                --------  --------  ----------
Cash flows from operating activities
  Premiums collected........................... $575,601  $550,596  $  549,422
  Policyholder benefits paid................... (453,687) (414,399)   (399,301)
  Policy acquisition and other operating
   expenses paid............................... (159,635) (155,336)   (153,402)
  Federal income taxes paid....................  (10,651)  (17,065)    (10,534)
  Investment income collected..................  200,201   198,415     184,528
  Interest expense paid........................   (8,653)  (11,180)     (9,853)
  Other........................................   (3,962)    2,313      (2,553)
                                                --------  --------  ----------
      Net cash provided by operating
       activities..............................  139,214   153,344     158,307
                                                --------  --------  ----------
Cash flows from investing activities
  Fixed maturities
    Purchases.................................. (989,009) (983,067) (1,129,394)
    Sales......................................  720,175   732,501     741,919
    Maturities.................................  205,380   173,711     209,889
  Net cash received from short-term and other
   investments.................................   30,728    41,341      84,611
                                                --------  --------  ----------
      Net cash used in investing activities....  (32,726)  (35,514)    (92,975)
                                                --------  --------  ----------
Cash flows from financing activities
  Dividends paid to shareholders...............  (10,336)   (8,838)     (8,398)
  Proceeds from issuance of Senior Notes.......   98,530         -           -
  Proceeds from issuance of common stock.......        -    20,568           -
  Principal borrowings (payments) on Bank
   Credit Facility.............................  (41,000)   75,000           -
  Retirement of Convertible Notes.............. (102,890)        -           -
  Purchase of treasury stock...................        -  (174,870)          -
  Exercise of stock options....................    6,343       403           -
  Acquisition of Allegiance Insurance Company
    Issuance of long-term debt at fair value...        -         -      40,115
    Acquisition consideration..................        -         -     (42,323)
  Retirement of Debentures.....................        -         -     (50,603)
  Annuity contracts, variable and fixed
    Deposits...................................  166,871   142,885     136,648
    Maturities and withdrawals................. (135,212) (121,582)   (107,867)
    Net transfer to variable annuity assets....  (86,097)  (50,358)    (58,960)
  Net increase in interest-sensitive life
   account balances............................    1,489     2,483       3,320
                                                --------  --------  ----------
      Net cash used in financing activities.... (102,302) (114,309)    (88,068)
                                                --------  --------  ----------
Net increase (decrease) in cash................    4,186     3,521     (22,736)
Cash at beginning of period....................    9,518     5,997      28,733
                                                --------  --------  ----------
Cash at end of period.......................... $ 13,704  $  9,518  $    5,997
                                                ========  ========  ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying consolidated financial statements are prepared on the basis of generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries ("HMEC"; and together with its subsidiaries, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

  The subsidiaries of HMEC sell and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to educators and other employees of public schools and their families. In 1996, the Company discontinued its group medical business. The Company's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company and Allegiance Insurance Company.

 Investments

  The Company invests primarily in fixed maturity investments. Effective January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and classified the fixed maturity investment securities as available for sale. The carrying value of fixed maturity securities, which had previously been carried at the lower of aggregate amortized cost or market value, was changed to market value. The net adjustment for unrealized gains and losses on securities available for sale, carried at market, is recorded as a separate component of shareholders' equity, net of applicable deferred tax asset or liability.

  Short-term and other investments are comprised of mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts; policy loans, carried at unpaid principal balances; short-term fixed interest securities, carried at cost which approximates market value; real estate acquired in the settlement of debt, carried at the lower of cost or market; and equity securities, carried at market.

  Interest income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

  Realized gains and losses arising from the sale of securities are determined based upon specific identification of securities sold.

 Deferred Policy Acquisition Costs

  Deferred policy acquisition costs net of accumulated amortization are included in other assets in the consolidated balance sheets and were $75,071, $66,866 and $59,095 as of December 31, 1996, 1995 and 1994, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized as follows. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10 and 15 years). For investment (annuity) contracts, acquisition costs are amortized in proportion to estimated gross profits over 20 years. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months).

  Deferred policy acquisition costs for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders' equity.

  Deferred acquisition costs are reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs have been deemed unrecoverable during the periods reported.

  When the Company was acquired in 1989, deferred acquisition costs were reduced to zero in connection with establishing the value of acquired insurance in force in the application of purchase accounting.

 Property and Equipment

  Property and equipment are carried at cost less accumulated depreciation and are included in other assets in the consolidated balance sheets. Depreciation and amortization are calculated on the straight-line method based on the estimated useful lives of the assets.

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
   Property and equipment.............................. $44,562 $42,203 $40,331
   Less: accumulated depreciation......................  20,956  17,953  13,851
                                                        ------- ------- -------
       Total........................................... $23,606 $24,250 $26,480
                                                        ======= ======= =======

 Value of Acquired Insurance In Force and Goodwill

  When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill of $22,003 was recorded in January 1994 related to the purchase of Allegiance Insurance Company.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  The value of acquired insurance in force by operating segment and goodwill, net of amortization, were as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
   Value of acquired insurance in force
     Property and casualty.......................... $  2,783 $  3,815 $  4,847
     Life...........................................   21,253   23,902   26,774
     Annuity........................................   39,116   45,022   51,166
                                                     -------- -------- --------
       Subtotal.....................................   63,152   72,739   82,787
   Goodwill.........................................   55,486   57,104   58,722
                                                     -------- -------- --------
       Total........................................ $118,638 $129,843 $141,509
                                                     ======== ======== ========

  The value of acquired insurance in force is being amortized over the following periods utilizing the indicated methods for property and casualty, life and annuity, respectively, as follows: 10 years, double declining balance; 20 years, in proportion to coverage provided; 20 years, in proportion to projected future gross profits at the date of the acquisition of the Company. Goodwill is amortized over 40 years on a straight-line basis.

  The Company reviews the value of acquired insurance in force and goodwill for impairment under the standards established by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Any impairment is recognized in the period in which the determination is made. There have been no adjustments to the carrying value of the value of acquired insurance in force and goodwill.

  Scheduled amortization of the December 31, 1996 balances of value of acquired insurance in force by segment and goodwill over the next five years is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                            1997    1998    1999   2000   2001
                                           ------- ------- ------ ------ ------
   Scheduled amortization of:
     Value of acquired insurance in force
       Property and casualty.............. $ 1,052 $ 1,038 $  693 $    - $    -
       Life...............................   2,449   2,275  2,120  1,975  1,839
       Annuity............................   5,563   5,274  5,013  4,692  4,220
                                           ------- ------- ------ ------ ------
         Subtotal.........................   9,064   8,587  7,826  6,667  6,059
     Goodwill.............................   1,618   1,618  1,618  1,618  1,618
                                           ------- ------- ------ ------ ------
         Total............................ $10,682 $10,205 $9,444 $8,285 $7,677
                                           ======= ======= ====== ====== ======

  The accumulated amortization of intangibles as of December 31, 1996, 1995 and 1994 was $114,034, $102,829 and $91,163, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Variable Annuity Assets and Liabilities

  Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in the Horace Mann mutual funds. Variable annuity assets were invested in the Horace Mann mutual funds as follows:

                                                            DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
   Horace Mann Growth Fund.......................... $372,824 $248,320 $163,569
   Horace Mann Balanced Fund........................  299,977  227,705  160,242
   Horace Mann Income Fund..........................   10,857   10,513    9,250
   Horace Mann Short-Term Fund......................    1,178    1,005    1,084
                                                     -------- -------- --------
     Total variable annuity assets.................. $684,836 $487,543 $334,145
                                                     ======== ======== ========

  The investment income, gains and losses of these accounts accrue directly to the policyholders and are not included in the operations of the Company.

 Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities

  Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based upon assumptions as to future investment yield, mortality and withdrawals. Estimated liabilities are established for policies that contain experience rating provisions. As a result of the application of purchase accounting, future policy benefits for direct individual life insurance policies issued through August 29, 1989 were revalued using interest rates of 9% graded to 8% over 10 years. For policies issued from August 30, 1989 through December 31, 1992, future policy benefits are computed using an interest rate of 6.5%. An interest rate of 5.5% is used to compute future policy benefits for policies issued after December 31, 1992. Mortality and withdrawal assumptions for all policies have been based on various actuarial tables which are consistent with the Company's own experience. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. The liability also includes provisions for the unearned portion of certain policy charges.

 Unpaid Claims and Claim Expenses

  Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported losses, losses incurred but not reported and associated settlement expenses; are carried at the full value of estimated liabilities; and are not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty losses are deducted from the liability for unpaid claims.

  The process by which liabilities are established for insured events requires reliance upon estimates based on experience and available data. As information develops which varies from experience, provides additional data or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities, adjustments may be required. The effects of

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

these adjustments are charged or credited to income for the period in which the adjustments are made. No unusual adjustments were made in the determination of the liabilities during the periods covered by these financial statements. The Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses. Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.

  The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
   Reserves at beginning of year................  $369,653  $388,038  $373,541
     Less reinsurance recoverables..............    23,764    18,475    21,613
                                                  --------  --------  --------
   Net reserves at beginning of year............   345,889   369,563   351,928
                                                  --------  --------  --------
   Increase in reserves due to purchase of
    Allegiance Insurance Company................         -         -    30,017
                                                  --------  --------  --------
   Losses and LAE incurred:
     Claims occurring in the current period.....   368,648   352,513   346,025
     Decrease in reserves for losses and LAE for
      claims occurring in prior periods(1):
       Policies written by the Company..........   (56,446)  (49,830)  (47,271)
       Business assumed from state reinsurance
        facilities..............................    (6,100)   (5,800)   (7,100)
                                                  --------  --------  --------
                                                   (62,546)  (55,630)  (54,371)
                                                  --------  --------  --------
       Losses and LAE incurred..................   306,102   296,883   291,654
                                                  --------  --------  --------
   Losses and LAE payments for claims occurring
    during:
     Current year...............................   206,370   179,747   170,621
     Prior years................................   139,272   140,810   133,415
                                                  --------  --------  --------
       Losses and LAE payments..................   345,642   320,557   304,036
                                                  --------  --------  --------
   Net reserves at end of period................   306,349   345,889   369,563
     Plus reinsurance recoverables..............    34,062    23,764    18,475
                                                  --------  --------  --------
   Reserves at end of period(2).................  $340,411  $369,653  $388,038
                                                  ========  ========  ========

--------
(1) Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.
(2) Unpaid claims and claims expenses as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $18,442, $15,411 and $17,564 at December 31, 1996, 1995 and 1994,
    respectively, in addition to property and casualty reserves.

  The provision for losses and LAE for insured events in prior years decreased by $62,546, $55,630 and $54,371 for the years ended December 31, 1996, 1995 and 1994, respectively. The favorable loss

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

development results primarily from improving trends in the frequency and severity of voluntary automobile claims.

 Insurance Premiums and Contract Charges Earned

  Property and casualty insurance premiums are recognized as revenue ratably over the related contract periods in proportion to the risks insured. The unexpired portions of these property and casualty premiums are recorded as unearned premiums, using the monthly pro rata method.

  Premiums and contract charges for interest-sensitive life and annuity contracts consist of charges for the cost of insurance, policy administration and withdrawals. Premiums for long-term traditional life policies are recognized as revenues when due over the premium-paying period. Annuity and interest-sensitive life contract deposits represent funds deposited by policyholders and are not included in the Company's premiums or contract charges.

 Stock Based Compensation

  The Company grants stock options for a fixed number of shares to employees with an exercise price which has generally been equal to the fair market value of the shares on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

 Income Taxes

  The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 1996, 1995 and 1994 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return and financial statement basis.

  Deferred tax assets and liabilities include provisions for unrealized investment gains and losses with the change for each period included in net unrealized gains and losses in shareholders' equity.

 Earnings Per Share

  Earnings per share assuming no dilution is computed based on the weighted average number of shares outstanding. Prior to their early retirement in February 1996, convertible notes described in Note 4 were considered potentially dilutive securities for purposes of calculating earnings per share assuming full dilution. Common stock equivalents relating to outstanding warrants and common stock options are also included in the calculation of earnings per share, to the extent dilutive.

 Statements of Cash Flows

  For purposes of the statements of cash flows, cash constitutes cash on deposit at banks.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Reclassification

  The Company has reclassified the presentation of certain prior period information to conform with the 1996 presentation including the presentation of discontinued operations for all periods (also see Note 2).

NOTE 2--DISCONTINUED OPERATIONS

  On December 9, 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company stopped writing new group medical insurance policies in January 1997 and intends to stop renewing group medical insurance policies in January 1998. The Company's results of operations for the year ended December 31, 1996 include an accrual of $5,974 for anticipated losses during the phase-out period and a related income tax recoverable of $2,091.

  The consolidated statements of operations and related disclosures for all years have been restated to separately report discontinued operations. Premiums written from the discontinued group medical business were $47,382, $47,512 and $55,447 for the years ended December 31, 1996, 1995 and 1994, respectively. The losses from operations from the discontinued group medical business were $5,280, $1,184 and $61 for the years ended December 31, 1996, 1995 and 1994, respectively, exclusive of the accrual for anticipated losses during the phase-out period recorded in 1996.

  At December 31, 1996, the following were attributable to the discontinued operations: $12,490 of investments, $4,090 of premiums receivable, $2,030 of ceded policy liabilities (classified as Other Assets in the Consolidated Balance Sheet), $143 of other assets, $12,533 of policy liabilities and $6,220 of other liabilities, including the provision for operating losses during the phase-out period.

NOTE 3--INVESTMENTS

 Net Investment Income

  The components of net investment income for the following periods were:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
   Fixed maturities................................ $190,836 $183,845 $170,375
   Short-term and other investments................   11,931   18,101   18,965
                                                    -------- -------- --------
     Total investment income.......................  202,767  201,946  189,340
   Less investment expenses........................    4,160    3,576    4,031
                                                    -------- -------- --------
     Net investment income......................... $198,607 $198,370 $185,309
                                                    ======== ======== ========

 Realized Investment Gains (Losses)

  Realized investment gains (losses) for the following periods were:

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
   Fixed maturities................................ $  1,052 $  6,961 $ (1,007)
   Short-term and other investments................    1,399    1,643       90
                                                    -------- -------- --------
     Realized investment gains (losses)............ $  2,451 $  8,604 $   (917)
                                                    ======== ======== ========

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENTS--(CONTINUED)

 Fixed Maturity Securities

  The amortized cost, unrealized investment gains and losses, and market values of investments in debt securities as of December 31, 1996, 1995 and 1994 were as follows:

                                    AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                       COST      GAINS      LOSSES     VALUE
                                    ---------- ---------- ---------- ----------
AS OF DECEMBER 31, 1996
  U.S. government and agency
   obligations
    Mortgage-backed securities..... $  644,197  $ 13,008   $  3,217  $  653,988
    Other..........................    257,498     2,436        431     259,503
  Municipal bonds..................    221,851     8,660        378     230,133
  Foreign government bonds.........     34,684     1,340          1      36,023
  Corporate bonds..................  1,163,631    37,510     12,221   1,188,920
  Other mortgage-backed securities.    287,216     4,600      1,871     289,945
                                    ----------  --------   --------  ----------
      Totals....................... $2,609,077  $ 67,554   $ 18,119  $2,658,512
                                    ==========  ========   ========  ==========
AS OF DECEMBER 31, 1995
  U.S. government and agency
   obligations
    Mortgage-backed securities..... $  659,380  $ 23,205   $    451  $  682,134
    Other..........................    260,314    11,355        181     271,488
  Municipal bonds..................    218,776     9,766        240     228,302
  Foreign government bonds.........     39,065     3,334          -      42,399
  Corporate bonds..................  1,105,760    68,946      6,930   1,167,776
  Other mortgage-backed securities.    243,737     8,760      1,536     250,961
                                    ----------  --------   --------  ----------
      Totals....................... $2,527,032  $125,366   $  9,338  $2,643,060
                                    ==========  ========   ========  ==========
AS OF DECEMBER 31, 1994
  U.S. government and agency
   obligations
    Mortgage-backed securities..... $  677,545  $    480   $ 35,432  $  642,593
    Other..........................    316,102       206     12,524     303,784
  Municipal bonds..................    228,926     2,168     10,489     220,605
  Foreign government bonds.........     46,527        64      1,803      44,788
  Corporate bonds..................    994,325     4,571     50,156     948,740
  Other mortgage-backed securities.    186,015       560      7,967     178,608
                                    ----------  --------   --------  ----------
      Totals....................... $2,449,440  $  8,049   $118,371  $2,339,118
                                    ==========  ========   ========  ==========

  The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENTS--(CONTINUED)


 Maturity/Sales Of Investments

  The market value and amortized cost of fixed maturity securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  PERCENT
                                                    OF
                                                   TOTAL
                                                  MARKET    MARKET   AMORTIZED
                                                   VALUE    VALUE       COST
                                                  ------- ---------- ----------
   Due in 1 year or less.........................    5.7% $  151,847 $  151,502
   Due after 1 year through 5 years..............   28.7%    761,990    751,964
   Due after 5 years through 10 years............   32.9%    874,562    855,112
   Due after 10 years through 20 years...........   18.9%    503,649    493,750
   Due after 20 years............................   13.8%    366,464    356,749
                                                   -----  ---------- ----------
         Total...................................  100.0% $2,658,512 $2,609,077
                                                   =====  ========== ==========

  Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
   Proceeds....................................... $925,555  $906,212  $951,808
   Gross gains realized...........................   11,378    16,820    15,657
   Gross losses realized..........................  (10,326)   (9,859)  (16,768)

 Unrealized Gains (Losses) on Fixed Maturities

  Net unrealized gains (losses) are computed as the difference between market and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1996      1995       1994
                                                --------  ---------  ---------
   Unrealized gains (losses) on fixed
    maturities
     Beginning of period....................... $116,028  $(110,322) $ 111,599
     End of period.............................   49,435    116,028   (110,322)
                                                --------  ---------  ---------
       Increase (decrease) for the period......  (66,593)   226,350   (221,921)
   Income taxes (benefit)......................  (23,308)    79,223    (77,672)
                                                --------  ---------  ---------
   Increase (decrease) in net unrealized gains
    (losses) on fixed maturities before the
    valuation impact on deferred policy
    acquisition costs.......................... $(43,285) $ 147,127  $(144,249)
                                                ========  =========  =========

 Investment in Entities Exceeding 10% of Shareholders' Equity

  At December 31, 1996, the Company's investment portfolio included $51,972 of fixed maturity securities issued by Ford Motor Company and its affiliates. There were no other investments which exceeded 10% of total shareholders' equity in entities other than obligations of the United States Government and government agencies and authorities at December 31, 1996 and there were no such investments at December 31, 1995 and 1994.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENTS--(CONTINUED)

 Deposits

  At December 31, 1996, securities with a carrying value of $13,019 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4--DEBT AND WARRANTS

  Indebtedness and scheduled maturities at December 31, 1996, 1995 and 1994 consisted of the following:

                                  EFFECTIVE                 DECEMBER 31,
                                  INTEREST   FINAL   --------------------------
                                    RATES   MATURITY   1996     1995     1994
                                  --------- -------- -------- -------- --------
Short-term debt:
  Bank Credit Facility........... Variable    2001   $ 34,000 $ 75,000 $      -
Long-term debt:
  6 5/8% Senior Notes, Face
   amount less unaccrued discount
   of $436.......................   6.7%      2006     99,564        -        -
  4%/6 1/2% Convertible Notes,
   redeemed February 1996........   5.7%      1999          -  100,000  100,000
                                                     -------- -------- --------
    Total........................                    $133,564 $175,000 $100,000
                                                     ======== ======== ========

 Issuance of 6 5/8% Senior Notes ("Senior Notes") and Redemption of Convertible Notes

  On January 17, 1996, the Company issued $100,000 face amount of Senior Notes at an effective yield of 6.7%, which will mature on January 15, 2006. The net proceeds from the sale of the Senior Notes were used to finance the redemption of the Convertible Notes. Interest on the Senior Notes is payable semi-annually at a rate of 6 5/8%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

 Bank Credit Facility

  The Bank Credit Facility, as amended in December 1996, provides for unsecured borrowings of up to $65,000. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 0.325% at December 31, 1996). The unused portion of the Bank Credit Facility is subject to a variable commitment fee which was 0.1% on an annual basis at December 31, 1996. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company's obligations under the Bank Credit Facility are unsecured.

 4%/6 1/2% Convertible Notes ("Convertible Notes")

  All of the outstanding Convertible Notes were redeemed on February 6, 1996 at an aggregate cost of $102,890. The early redemption of the Convertible Notes resulted in a charge to 1996 income of $1,319 ($857 net of tax benefits).

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--DEBT AND WARRANTS--(CONTINUED)

 15.00% Subordinated Debentures ("Debentures")

  In August 1994, all of the outstanding Debentures, in the aggregate principal amount of $47,073, were redeemed at an aggregate cost to HMEC of $50,603. The early redemption of the Debentures resulted in an extraordinary charge to income in 1994 of $1,704 net of tax benefits.

 Warrants

  At December 31, 1996, 1995 and 1994, warrants to purchase 140,625 shares of the Company's common stock at $5.40 per share were outstanding.

 Covenants

  The Company is in compliance with all of the covenants contained in the Senior Notes indenture and the Bank Credit Facility Agreement.

NOTE 5--SHAREHOLDERS' EQUITY AND STOCK OPTIONS

 Share Repurchase Program

  In February 1997, the Company's Board of Directors adopted a repurchase program for shares of the Company's common stock of up to $100,000. Based on the market price of the Company's common shares at the time the Board adopted this program, $100,000 would represent approximately 9% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase program will be financed through use of cash and, if needed, the Bank Credit Facility.

 Authorization of Preferred Stock

  In September 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 1996.

  In 1997, the Company's catastrophe reinsurance program will be augmented by a $100,000 equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock at a pre-negotiated floating rate in the event of losses from a catastrophe, individually or in the aggregate, which exceed $65,000.

  In connection with the equity put described in the preceding paragraph, the Board of Directors has designated a series of preferred stock to be available for use in the put. The Series so designated is Series A Cumulative Convertible Preferred Stock (the "Series A Stock") and 100,000 shares have been assigned to this series. None are currently issued or outstanding. The Series A Stock is dividend paying, at a floating rate which varies with movements in the London Interbank Offered Rate and with changes in the risk rating of the Series A Stock as determined by Standard & Poor's. The Series A

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--SHAREHOLDERS' EQUITY AND STOCK OPTIONS--(CONTINUED)

Stock does not require any sinking fund or similar mechanism regarding payment of such dividends. The Series A Stock is redeemable by the Company beginning one year after its issuance at rates declining from an initial rate of 102% of the purchase price of the Series A Stock and accumulated unpaid dividends to 100% of such sum (beginning three years after issuance). The Series A Stock must be redeemed by the Company if there is a change in control of the Company and the holders of that stock request redemption. Beginning on the fourth anniversary of the issuance of Series A Stock, the holders thereof have the right to demand conversion of the Series A Stock into common stock of the Company at a conversion rate based on then prevailing market prices for the common stock; however, upon receipt of a conversion demand, the Company has the right to redeem the Series A Stock prior to such conversion. The Series A Stock has liquidation rights which place the Series A Stock ahead of the common stock in priority. The Series A Stock has no voting rights other than the requirement that the Series A Stock approve any changes in the Series A Stock, the creation of any other class of stock on a par with or superior to the Series A Stock and certain extraordinary transactions such as certain mergers involving the Company.

 Director Stock Plan

  In September 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 300,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 1996, 9,197 units had been awarded under this plan representing an equal number of common shares to be issued in the future.

 1995 Purchase of the Company's Common Stock

  On May 3, 1995, the Company repurchased 6.5 million shares of common stock. The shares were purchased at a price of $169,000, before a contingent payment and expenses of the transaction. The Company borrowed $140,000 of the purchase price under its existing Bank Credit Facility and the balance was paid from cash on hand. In July 1995, the Company sold 911,902 shares in a secondary public offering, the $20,568 net proceeds of which were used to reduce borrowings under the Bank Credit Facility.

 Stock Options

  In 1991, HMEC adopted and the shareholders approved the 1991 Stock Incentive Plan (the "1991 Plan") and reserved 2 million shares of common stock for issuance under the 1991 Plan. Under the 1991 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and certain directors. The options are exercisable in installments beginning in the first year from the date of grant and expiring 10 years from the date of grant. No options were granted during 1996 and 20,000 options were granted during 1995.

  The Company accounts for the 1991 Plan in accordance with APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been recognized under SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has determined the effects on 1996 and 1995 net income to be immaterial.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--SHAREHOLDERS' EQUITY AND STOCK OPTIONS--(CONTINUED)

  Changes in outstanding options and shares available for grant were as follows:

                                                                     OPTIONS
                         WEIGHTED AVERAGE   RANGE OF    ---------------------------------
                           OPTION PRICE   OPTION PRICES             VESTED AND  AVAILABLE
                            PER SHARE       PER SHARE   OUTSTANDING EXERCISABLE FOR GRANT
                         ---------------- ------------- ----------- ----------- ---------
At December 31, 1993....      $22.39      $18.00-$30.30  1,128,222     653,847   859,000
                                                         ---------   ---------   -------
  Granted...............                         $24.06     10,000       2,500   (10,000)
  Vested................                  $18.00-$30.30          -     274,375         -
                                                         ---------   ---------   -------
At December 31, 1994....      $22.40      $18.00-$30.30  1,138,222     930,722   849,000
                                                         ---------   ---------   -------
  Granted...............                         $22.24     20,000       5,000   (20,000)
  Vested................                  $23.38-$30.30          -     104,375         -
  Exercised.............                         $18.00    (19,200)    (19,200)        -
                                                         ---------   ---------   -------
At December 31, 1995....      $22.47      $18.00-$30.30  1,139,022   1,020,897   829,000
                                                         ---------   ---------   -------
  Vested................                  $22.24-$30.30          -     105,625         -
  Exercised.............      $22.07      $18.00-$30.30   (235,969)   (235,969)        -
                                                         ---------   ---------   -------
At December 31, 1996....      $22.58      $18.00-$30.30    903,053     890,553   829,000
                                                         =========   =========   =======

  As of December 31, 1996, the weighted average life of vested and exercisable options was 5.5 years and the weighted average price of such options was $22.58 per option. The weighted average prices of vested and exercisable options as of December 31, 1995 and 1994 were $21.72 and $20.72, respectively.

NOTE 6--INCOME TAXES

  The federal income tax liabilities and recoverables included in other liabilities and other assets, respectively, in the consolidated balance sheets as of December 31, 1996, 1995 and 1994 were as follows:

                                                             DECEMBER 31,
                                                       ------------------------
                                                        1996    1995     1994
                                                       ------- ------- --------
  Current liability................................... $27,995 $15,174 $ 19,961
  Deferred liability (asset)..........................   7,193  32,870  (61,769)

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--INCOME TAXES--(CONTINUED)

  Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The "temporary differences" that give rise to the deferred tax balances at December 31, 1996, 1995 and 1994 were as follows:

                                                            DECEMBER 31,
                                                      ------------------------
                                                       1996    1995     1994
                                                      ------- ------- --------
   Deferred tax assets
     Discounting of unpaid loss and loss expense tax
      reserves....................................... $ 8,066 $13,172 $ 16,898
     Life insurance future policy benefit reserve
      revaluation....................................  22,436  16,198   18,531
     Unearned premium reserve reduction..............  10,528   9,521    9,411
     Postretirement benefits other than pension......   8,003   7,715    7,374
     Investment valuation reserves...................     907     924    1,288
     Unrealized losses on securities.................       -       -   38,156
     Other, net......................................       -       -    5,789
                                                      ------- ------- --------
       Total gross deferred tax assets...............  49,940  47,530   97,447
                                                      ------- ------- --------
   Deferred tax liabilities
     Unrealized gains on securities..................  16,010  41,004        -
     Amortization of intangible assets...............  20,074  20,508   21,431
     Deferred policy acquisition costs...............  19,982  16,211   14,247
     Other, net......................................   1,067   2,677        -
                                                      ------- ------- --------
       Total gross deferred tax liabilities..........  57,133  80,400   35,678
                                                      ------- ------- --------
         Net deferred tax liability (asset).......... $ 7,193 $32,870 $(61,769)
                                                      ======= ======= ========

  Based on the Company's historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

  The components of federal income tax expense (benefit) were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                       1996     1995    1994
                                                      -------  ------- -------
   Current........................................... $27,502  $12,982 $28,266
   Deferred..........................................    (685)  15,481  (6,648)
                                                      -------  ------- -------
     Tax expense on income from continuing
      operations.....................................  26,817   28,463  21,618
   Tax benefit on extraordinary item.................       -        -    (917)
                                                      -------  ------- -------
     Total tax expense before discontinued
      operations..................................... $26,817  $28,463 $20,701
                                                      =======  ======= =======

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--INCOME TAXES--(CONTINUED)

  Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
   Expected federal tax on income from continuing
    operations...................................... $35,217  $36,257  $30,184
   Add (deduct) tax effects of:
     Tax-exempt interest............................  (3,322)  (3,293)  (4,427)
     Goodwill.......................................     566      566      558
     Cost of additional rights relating to share
      repurchase....................................       -      471        -
     Acquisition related benefits and other, net....  (5,644)  (5,538)  (4,697)
                                                     -------  -------  -------
   Income tax expense provided on income from
    continuing operations........................... $26,817  $28,463  $21,618
                                                     =======  =======  =======

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

  Generally accepted accounting principles require that the Company disclose estimated fair values for certain financial instruments. Fair values of the Company's insurance contracts other than annuity contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts. The following methods and assumptions were used to estimate the fair value of financial instruments.

  Investments--For fixed maturities and short-term and other investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, adjusted for differences between the quoted securities and the securities being valued. The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. The carrying value of real estate is an estimate of fair value based on discounted cash flows from operations.

  Annuity Contract Liabilities and Policyholder Account Balances on Interest-sensitive Life Contracts--The fair values of annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates earned on its investments) including an adjustment for risk that the timing or amount of cash flows will vary from management's estimate.

  Other Policyholder Funds--Other policyholder funds are supplementary contract reserves and dividend accumulations which represent deposits that do not have defined maturities. The carrying value of these funds is used as a reasonable estimate of fair value.

  Long-term Debt--The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

  The carrying amounts and fair values of financial instruments at December 31, 1996, 1995 and 1994 consisted of the following:

                                                   DECEMBER 31,
                         -----------------------------------------------------------------
                                 1996                  1995                  1994
                         --------------------- --------------------- ---------------------
                          CARRYING              CARRYING              CARRYING
                           AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE   AMOUNT   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
Financial Assets
 Investments
   Fixed maturities..... $2,658,512 $2,658,512 $2,643,060 $2,643,060 $2,339,118 $2,339,118
   Short-term and other
    investments.........    125,824    124,571    155,489    155,646    194,323    195,111
                         ---------- ---------- ---------- ---------- ---------- ----------
     Total investments..  2,784,336  2,783,083  2,798,549  2,798,706  2,533,441  2,534,229
 Cash...................     13,704     13,704      9,518      9,518      5,997      5,997
Financial Liabilities
 Policyholder account
  balances on interest-
  sensitive life
  contracts.............     89,987     79,702     88,141     82,494     85,219     73,970
 Annuity contract
  liabilities...........  1,286,110  1,136,494  1,275,117  1,132,742  1,235,550  1,105,817
 Other policyholder
  funds.................    118,549    118,549    119,070    119,070    119,565    119,565
 Short-term debt........     34,000     34,000     75,000     75,000          -          -
 Long-term debt.........     99,564     96,500    100,000    102,890    100,000     92,000

  Fair value estimates shown above are dependent upon subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions. Fair value assumptions are based upon subjective estimates of market conditions and perceived risks of financial instruments at a certain point in time. The disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial instrument. In addition, potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

NOTE 8--STATUTORY SURPLUS AND SUBSIDIARY DIVIDEND RESTRICTIONS

  The insurance departments of various states in which the insurance subsidiaries of HMEC are domiciled recognize as net income and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the insurance departments, which differ in certain respects from generally accepted accounting principles.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--STATUTORY SURPLUS AND SUBSIDIARY DIVIDEND RESTRICTIONS--(CONTINUED)

  Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying financial statements are as follows:

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
   Statutory capital and surplus of insurance
    subsidiaries.................................  $377,337  $361,775  $331,601
   Shareholders' equity of non-insurance
    subsidiaries.................................     1,612     1,315     1,399
                                                   --------  --------  --------
   Combined statutory capital and surplus........   378,949   363,090   333,000
   Increase (decrease):
     Deferred policy acquisition costs...........    75,071    66,866    59,095
     Difference in policyholder reserves.........    (4,054)   12,180    12,031
     Goodwill....................................    55,486    57,104    58,722
     Value of acquired insurance in force........    63,152    72,739    82,787
     Liability for postretirement benefits, other
      than pensions..............................   (22,877)  (22,043)  (21,039)
     Investment market value adjustments on fixed
      maturities.................................    49,435   116,028  (110,322)
     Difference in investment reserves...........    36,967    37,440    29,873
     Federal income tax (liability) asset........    (3,599)  (51,242)   54,573
     Liability for discontinued operations, net
      of tax benefits............................    (3,883)        -         -
     Non-admitted assets and other, net..........    (6,688)   (6,998)   13,243
     Parent company short-term and long-term
      debt.......................................  (133,564) (175,000) (100,000)
                                                   --------  --------  --------
       Shareholders' equity as reported herein...  $484,395  $470,164  $411,963
                                                   ========  ========  ========
                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
   Statutory net income of insurance
    subsidiaries.................................  $ 72,924  $ 90,981  $ 88,199
   Net loss of non-insurance companies...........    (2,417)   (2,473)   (3,264)
   Interest expense..............................   (10,517)  (11,589)   (9,483)
   Tax benefit of interest expense and other
    parent company current tax adjustments.......     5,372     3,598   (14,554)
   Extraordinary item, net of tax................         -         -    (1,704)
                                                   --------  --------  --------
   Combined net income...........................    65,362    80,517    59,194
   Increase (decrease):
     Deferred policy acquisition costs...........    11,973     7,771    11,004
     Policyholder benefits.......................       826     2,080       739
     Federal income tax expense (benefit)........     2,137    (9,131)    6,648
     Amortization of intangible assets...........   (11,205)  (11,666)  (12,681)
     Investment reserves.........................       366     6,191    (2,076)
     Loss on discontinuation of group medical
      business, net of tax benefits..............    (3,883)        -         -
     Other adjustments, net......................      (937)   (1,836)       27
                                                   --------  --------  --------
       Net income as reported herein.............  $ 64,639  $ 73,926  $ 62,855
                                                   ========  ========  ========

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--STATUTORY SURPLUS AND SUBSIDIARY DIVIDEND RESTRICTIONS--(CONTINUED)

  The Company has principal insurance subsidiaries domiciled in Illinois and California. The statutory financial statements of these subsidiaries are prepared in accordance with accounting practices prescribed or permitted by the Illinois Department of Insurance and the California Department of Insurance as applicable. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

  The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The maximum dividend which may be paid by the insurance subsidiaries to HMEC during 1997 without prior approval is approximately $89 million.

  The NAIC has adopted risk-based capital guidelines that establish minimum adequate levels of statutory capital and surplus based on risk assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements will have no negative regulatory impact on the Company's insurance subsidiaries.

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS

  All employees of the Company are covered under a defined benefit plan and a defined contribution plan, and certain employees participate in supplemental retirement plans.

  Benefits under the defined benefit and supplemental retirement plans are based on employees' years of service and compensation for the highest 36 consecutive months of earnings under the plan. Under the defined contribution plan, contributions are made to employees' accounts based on a percentage of compensation that is determined by the employees' years of service. Retirement benefits to employees are paid first from their accumulated accounts under the defined contribution plan with the balance funded by the defined benefit and supplemental retirement plans.

  The Company's policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations.

  Employees of the Company are also eligible to participate in the Supplemental Retirement and Savings Plan, a 401(k) plan, and may generally contribute up to 10% of eligible compensation on a before tax basis. The Company contributes an amount equal to 50% of the first 6% of eligible compensation contributed each month by participating employees.

  Total pension expense was $7,855, $7,768 and $8,064 for the years ended December 31, 1996, 1995 and 1994, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

 Defined Contribution Plan

  Pension benefits under the defined contribution plan were fully funded. Contributions to employees' accounts under the defined contribution plan, which were expensed in the Company's statements of operations, and total plan assets were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
   Contributions to employees accounts................. $ 5,199 $ 4,859 $ 4,460
   Total assets at the end of the year.................  62,113  55,050  48,752

 Defined Benefit Plan and Supplemental Retirement Plans

  The following table summarizes the funding status of the defined benefit and supplemental retirement pension plans at the end of each year and identifies the assumptions used to determine the projected benefit obligation.

                                                          SUPPLEMENTAL
                           DEFINED BENEFIT PLAN         RETIREMENT PLANS
                          -------------------------  -------------------------
                               DECEMBER 31,               DECEMBER 31,
                          -------------------------  -------------------------
                           1996     1995     1994     1996     1995     1994
                          -------  -------  -------  -------  -------  -------
Actuarial present value
 of benefit obligations
  Vested benefit
   obligation............ $32,941  $32,808  $25,359  $ 4,083  $ 3,262  $ 2,581
  Nonvested benefit
   obligation............   2,916    2,692    2,137      294      147       96
                          -------  -------  -------  -------  -------  -------
Accumulated benefit
 obligation..............  35,857   35,500   27,496    4,377    3,409    2,677
Effect of projecting
 future salary increases
 on past service.........   3,508    5,086    5,442      411    1,167    1,962
                          -------  -------  -------  -------  -------  -------
Projected benefit
 obligation..............  39,365   40,586   32,938    4,788    4,576    4,639
Plan assets at market
 value...................  42,262   41,137   34,569        -        -        -
                          -------  -------  -------  -------  -------  -------
Plan assets in excess of
 (less than) projected
 benefit obligation...... $ 2,897  $   551  $ 1,631  $(4,788) $(4,576) $(4,639)
                          =======  =======  =======  =======  =======  =======
Assumptions:
  Discount rate..........    7.50%    7.00%    8.50%    7.50%    7.00%    8.50%
  Expected return on
   assets................    8.75%    8.75%    8.75%    8.75%    8.75%    8.75%
  Rate of salary
   increases.............    4.00%    4.00%    5.00%    4.00%    4.00%    5.00%

  The defined benefit plan is fully funded and investments have been set aside in a trust fund. The supplemental retirement plans are non-qualified, unfunded plans.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

  Components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods are:

                                                          SUPPLEMENTAL
                           DEFINED BENEFIT PLAN         RETIREMENT PLANS
                          -------------------------  -------------------------
                          YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                          -------------------------  -------------------------
                           1996     1995     1994     1996     1995     1994
                          -------  -------  -------  -------  -------  -------
Service cost-benefits
 earned during the year.. $ 1,686  $ 1,447  $ 1,735  $   192  $   142  $   209
Interest accrued on
 projected benefit
 obligation..............   2,779    2,715    2,584      320      324      319
Actual return on assets..  (3,688)  (7,888)     (16)       -        -        -
Net amortization and
 deferral................    (449)   4,368   (3,322)     235      197      264
                          -------  -------  -------  -------  -------  -------
  Net periodic pension
   cost.................. $   328  $   642  $   981  $   747  $   663  $   792
                          =======  =======  =======  =======  =======  =======

  The pension liabilities of the defined benefit plan and supplemental retirement plans were as follows:

                                                          SUPPLEMENTAL
                           DEFINED BENEFIT PLAN         RETIREMENT PLANS
                          -------------------------  -------------------------
                               DECEMBER 31,               DECEMBER 31,
                          -------------------------  -------------------------
                           1996     1995     1994     1996     1995     1994
                          -------  -------  -------  -------  -------  -------
Plan assets in excess of
 (less than) projected
 benefit obligation...... $ 2,897  $   551  $ 1,631  $(4,788) $(4,576) $(4,639)
Unrecognized prior
 service (asset) cost....  (5,645)  (6,255)  (6,865)   3,209    3,522    3,805
Unrecognized net (gain)
 loss from past
 experience different
 from that assumed.......   1,358    4,642    4,814   (1,342)  (1,159)    (731)
                          -------  -------  -------  -------  -------  -------
Pension liability
 included in the
 consolidated balance
 sheets..................  (1,390)  (1,062)    (420)  (2,921)  (2,213)  (1,565)
Additional liability to
 recognize unfunded
 accumulated benefit
 obligation..............       -        -        -   (1,474)  (1,321)  (1,259)
                          -------  -------  -------  -------  -------  -------
Pension liability........ $(1,390) $(1,062) $  (420) $(4,395) $(3,534) $(2,824)
                          =======  =======  =======  =======  =======  =======

 Postretirement Benefits Other than Pensions

  In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Employees with ten years of service are eligible to receive these benefits upon retirement. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees' service years.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

  The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 1996, 1995 and 1994 reconciled with amounts recognized in the Company's statement of financial position:

                                                           DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
   Accumulated postretirement benefit obligation:
     Retirees........................................ $12,830  $10,534  $ 8,753
     Fully eligible active plan participants.........   2,049    1,488    1,217
     Other active plan participants..................  10,274   11,028    7,422
                                                      -------  -------  -------
   Total unfunded accumulated postretirement benefit
    obligation.......................................  25,153   23,050   17,392
   Unrecognized net gain (loss) from past experience
    different from that assumed......................  (2,276)  (1,007)   3,647
                                                      -------  -------  -------
     Accrued postretirement benefit cost............. $22,877  $22,043  $21,039
                                                      =======  =======  =======

  Components of the cost of postretirement benefits other than pensions for the following periods were:

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
   Service cost-benefits earned during the year...... $   801  $   600  $   718
   Interest accrued on accumulated benefit
    obligation.......................................   1,845    1,330    1,319
                                                      -------  -------  -------
     Net expense..................................... $ 2,646  $ 1,930  $ 2,037
                                                      =======  =======  =======

  The assumed annual rates of increase in the per capita cost of covered benefits for participants in the plan who retired prior to January 1, 1994 were 7.8%, 8.1% and 8.3% as of December 31, 1996, 1995 and 1994, respectively. For those participants retiring after December 31, 1993, benefits are provided at a level amount of $10.00 per month per year of employment. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.50%, 7.00% and 8.50% at December 31, 1996, 1995 and 1994, respectively.

  A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation at December 31, 1996 by approximately $1,733 and the sum of the service and interest cost components of the net periodic postretirement expense for the year ended December 31, 1996 would increase by approximately $122.

NOTE 10--REINSURANCE

  In the normal course of business, the insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10--REINSURANCE--(CONTINUED)

  The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the United States. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, the purchase of catastrophe reinsurance, and the purchase in 1997 of a catastrophe-linked equity put option (also see Note 5).

  The total amounts of reinsurance recoverable on unpaid losses classified as assets and reported in other assets in the balance sheets were as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
   Reinsurance Recoverables on Unpaid Losses
     Life and health................................... $ 2,863 $ 1,369 $ 1,715
     Property and casualty
       State insurance facilities......................  24,445  19,903  16,111
       Other insurance companies.......................   9,617   3,861   2,364
                                                        ------- ------- -------
         Total......................................... $36,925 $25,133 $20,190
                                                        ======= ======= =======


  The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits are estimated in a manner consistent with the insurance liability associated with the policy. The effect of reinsurance on premiums written, premiums earned, and benefits, claims and settlement expenses were as follows:

                                                  CEDED TO   ASSUMED
                                          GROSS     OTHER   FROM STATE
                                          AMOUNT  COMPANIES FACILITIES   NET
                                         -------- --------- ---------- --------
   YEAR ENDED DECEMBER 31, 1996
     Premiums written................... $699,701  $23,214   $28,345   $704,832
     Premiums earned....................  497,705   23,887    28,881    502,699
     Benefits, claims and settlement
      expenses..........................  347,352   32,159    31,498    346,691
   YEAR ENDED DECEMBER 31, 1995
     Premiums written...................  647,390   22,656    29,236    653,970
     Premiums earned....................  481,192   20,499    24,751    485,444
     Benefits, claims and settlement
      expenses..........................  341,538   27,669    21,836    335,705
   YEAR ENDED DECEMBER 31, 1994
     Premiums written...................  638,376   21,495    20,466    637,347
     Premiums earned....................  473,195   21,834    21,056    472,417
     Benefits, claims and settlement
      expenses..........................  341,429   20,569    10,651    331,511

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10--REINSURANCE--(CONTINUED)

  There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 1996. Past due reinsurance recoverables as of December 31, 1996 were not material.

NOTE 11--CONTINGENCIES

 Lawsuits and Legal Proceedings

  There are various lawsuits and other legal proceedings against the Company. Management and legal counsel are of the opinion that the ultimate disposition of such litigation will have no material adverse effect on the Company's financial position or results of operations.

 Assessments for Insolvencies of Unaffiliated Insurance Companies

  The Company is also contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have been insignificant.

NOTE 12--SUPPLEMENTARY DATA ON CASH FLOWS

  A reconciliation of net income to net cash provided by operating activities as presented in the consolidated statements of cash flows is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
   Cash flows from operating activities
     Net income................................. $ 64,639  $ 73,926  $ 62,855
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Realized investment (gains) losses.......   (2,451)   (8,604)      917
       Depreciation and amortization............   13,050    15,595    19,690
       Increase in insurance liabilities........   74,621    79,739    87,755
       Increase in premium receivables..........  (14,397)   (9,651)     (566)
       Increase in deferred policy acquisition
        costs...................................  (11,973)   (7,771)  (11,004)
       Increase (decrease) in accrued interest
        expense.................................    1,769       731      (451)
       (Increase) decrease in reinsurance
        recoverable.............................   (2,030)       52    (2,376)
       Increase in federal income tax
        liabilities.............................   12,136    10,693     4,624
       Accrued loss on discontinued operations..    5,974         -         -
       Loss from early retirement of debt.......    1,319         -     2,621
       Other....................................   (3,443)   (1,366)   (5,758)
                                                 --------  --------  --------
         Total adjustments......................   74,575    79,418    95,452
                                                 --------  --------  --------
         Net cash provided by operating
          activities............................ $139,214  $153,344  $158,307
                                                 ========  ========  ========

  The Company's early retirement of debt in 1996 and 1994 resulted in noncash financing (benefits) and charges of ($1,571) and $1,742, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                       DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 13--SEGMENT INFORMATION

  The Company's operations include the following segments: property and casualty, annuity and life insurance.

  The property and casualty insurance segment includes primarily personal lines automobile and homeowners products. The annuity segment includes both fixed and variable tax-qualified annuity products. The life insurance segment includes primarily interest-sensitive life and traditional life products.

  Summarized financial information for these segments is as follows:

                                      YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------
                            1996        1995     % CHANGE    1994     % CHANGE
                         ----------  ----------  -------- ----------  --------
Revenues
 Property and casualty.. $  459,783  $  455,578    0.9%   $  436,863     4.3%
 Annuity................    122,251     121,375    0.7%      112,074     8.3%
 Life...................    122,667     115,932    5.8%      108,444     6.9%
 Other..................       (944)       (467)                (572)
                         ----------  ----------           ----------
   Total................ $  703,757  $  692,418    1.6%   $  656,809     5.4%
                         ==========  ==========           ==========
Realized investment
 gains (losses)
  Property and casualty. $      201  $    2,940           $   (3,057)
  Annuity...............      1,584       4,367                1,683
  Life..................        666       1,297                  457
                         ----------  ----------           ----------
   Total................ $    2,451  $    8,604           $     (917)
                         ==========  ==========           ==========
Income (loss) from
 continuing operations
 before income taxes,
 discontinued operations
 and extraordinary item
  Property and casualty. $   70,522  $   75,261   -6.3%   $   64,544    16.6%
  Annuity...............     26,546      27,117   -2.1%       23,619    14.8%
  Life..................     19,129      17,428    9.8%       12,371    40.9%
  Interest expense and
   other................    (15,578)    (16,233)             (14,296)
                         ----------  ----------           ----------
    Total............... $  100,619  $  103,573   -2.9%   $   86,238    20.1%
                         ==========  ==========           ==========
Amortization of
 intangible assets
 Value of acquired
  insurance in force
  Property and casualty. $    1,032  $    1,032      -    $    1,208   -14.6%
  Annuity...............      5,906       6,144   -3.9%        6,280    -2.2%
  Life..................      2,649       2,872   -7.8%        3,547   -19.0%
                         ----------  ----------           ----------
   Subtotal.............      9,587      10,048   -4.6%       11,035    -8.9%
 Goodwill...............      1,618       1,618      -         1,595     1.4%
                         ----------  ----------           ----------
   Total amortization of
    intangible assets... $   11,205  $   11,666   -4.0%   $   12,630    -7.6%
                         ==========  ==========           ==========
Assets
 Property and casualty.. $  712,419  $  712,979   -0.1%   $  676,692     5.4%
 Annuity and Life.......  3,011,538   2,851,543    5.6%    2,464,130    15.7%
 Other..................    137,069      97,732   40.2%      144,711   -32.5%
                         ----------  ----------           ----------
   Total................ $3,861,026  $3,662,254    5.4%   $3,285,533    11.5%
                         ==========  ==========           ==========

  Revenues include insurance premiums and contract charges earned, net investment income and realized investment gains and losses. Total assets are not allocated among the annuity and life segments. Capital expenditures and depreciation expense were not material.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14--UNAUDITED INTERIM INFORMATION

  Summary quarterly financial data is presented below. All periods have been restated to reflect group medical results as discontinued operations (also see
Note 2).

                                              THREE MONTHS ENDED
                                 ----------------------------------------------
                                 DECEMBER 31, SEPTEMBER 30, JUNE 30,  MARCH 31,
                                 ------------ ------------- --------  ---------
1996
----
Insurance premiums written and
 contract deposits..............   $183,938     $180,551    $176,395  $163,948
Total revenues..................    180,026      175,475     174,407   173,849
Income from continuing
 operations.....................     21,387       17,892      18,097    16,426
Discontinued operations, after
 tax............................     (5,586)      (1,568)     (1,016)     (993)
Net income......................     15,801       16,324      17,081    15,433
Per share information
 Assuming no dilution
   Realized investment gains
    (losses), after tax.........   $  (0.01)           -    $   0.02  $   0.06
   Income from continuing
    operations..................       0.90     $   0.77        0.77      0.70
   Net income...................       0.67         0.69        0.73      0.66
 Assuming full dilution
   Realized investment gains
    (losses), after tax.........      (0.01)           -        0.02      0.06
   Income from continuing
    operations..................       0.90         0.77        0.77      0.70
   Net income...................       0.67         0.69        0.73      0.66
1995
----
Insurance premiums written and
 contract deposits..............   $171,440     $163,417    $161,869  $157,244
Total revenues..................    176,540      171,894     174,022   169,962
Income from continuing
 operations.....................     22,012       19,674      16,238    17,186
Discontinued operations, after
 tax............................       (589)        (517)         (8)      (70)
Net income......................     21,423       19,157      16,230    17,116
Per share information
 Assuming no dilution
   Realized investment gains,
    after tax...................   $   0.08     $   0.04    $   0.10  $      -
   Income from continuing
    operations..................       0.94         0.85        0.66      0.59
   Net income...................       0.92         0.83        0.66      0.59
 Assuming full dilution
   Realized investment gains,
    after tax...................       0.07         0.03        0.10      0.01
   Income from continuing
    operations..................       0.86         0.78        0.62      0.57
   Net income...................       0.84         0.76        0.62      0.57
1994
----
Insurance premiums written and
 contract deposits..............   $162,507     $155,141    $161,692  $158,007
Total revenues..................    162,873      165,609     162,334   165,993
Income from continuing
 operations.....................     17,145       19,514      16,166    11,795
Discontinued operations, after
 tax............................        119         (217)       (239)      276
Income before extraordinary
 item...........................     17,264       19,297      15,927    12,071
Net income......................     17,264       17,593      15,927    12,071
Per share information
 Assuming no dilution
   Realized investment gains
    (losses), after tax.........   $  (0.07)    $   0.04    $  (0.07) $   0.08
   Income from continuing
    operations..................       0.59         0.67        0.56      0.41
   Income before extraordinary
    item........................       0.60         0.66        0.55      0.42
   Net income...................       0.60         0.60        0.55      0.42
 Assuming full dilution
   Realized investment gains
    (losses), after tax.........      (0.06)        0.03       (0.06)     0.07
   Income from continuing
    operations..................       0.57         0.64        0.53      0.41
   Income before extraordinary
    item........................       0.57         0.63        0.52      0.41
   Net income...................       0.57         0.58        0.52      0.41

                                                                     SCHEDULE I

                       HORACE MANN EDUCATORS CORPORATION

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                            (AMOUNTS IN THOUSANDS)

                                                                       AMOUNT
                                                                      SHOWN IN
                                                            MARKET    BALANCE
             TYPE OF INVESTMENTS                COST(1)     VALUE      SHEET
             -------------------               ---------- ---------- ----------
Fixed maturities:
  U.S. Government and U.S. Government agencies
   and authorities............................ $  463,034 $  469,527 $  469,527
  Foreign government bonds....................     34,684     36,023     36,023
  States, municipalities and political
   subdivisions...............................    659,651    673,237    673,237
  Public utilities............................     43,152     43,394     43,394
  Other corporate bonds.......................  1,408,556  1,436,331  1,436,331
                                               ---------- ---------- ----------
    Total fixed maturity securities...........  2,609,077 $2,658,512  2,658,512
                                                          ==========
Mortgage loans and real estate................     43,008        xxx     43,008
Short-term investments........................     36,900        xxx     36,897
Policy loans and other........................     45,919        xxx     45,919
                                               ----------            ----------
    Total investments......................... $2,734,904        xxx $2,784,336
                                               ==========            ==========

--------
(1) Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.


                See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (PARENT COMPANY ONLY)

                        CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS

                     AS OF DECEMBER 31, 1996, 1995 AND 1994
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                  1996       1995       1994
                                                ---------  ---------  --------
                                     ASSETS

Investments.................................... $   9,014  $   4,309  $  9,629
Cash...........................................     4,325      3,757     1,825
Investment in subsidiaries.....................   654,959    701,725   538,248
Other assets...................................    36,013     35,993    45,386
                                                ---------  ---------  --------
    Total assets............................... $ 704,311  $ 745,784  $595,088
                                                =========  =========  ========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses.......... $  18,616  $  36,134  $ 19,894
Other liabilities..............................    56,325     52,958    51,598
Mortgage loan payable to subsidiary............    10,834     10,951    11,056
Short-term debt................................    34,000     75,000         -
Long-term debt.................................    99,564    100,000   100,000
                                                ---------  ---------  --------
    Total liabilities..........................   219,339    275,043   182,548
                                                ---------  ---------  --------
Warrants, subject to redemption................       577        577       577
                                                ---------  ---------  --------
Preferred stock, $0.001 par value, authorized
 1,000,000 shares; none issued in 1996.........         -          -         -
Common stock, $0.001 par value, authorized
 75,000,000 shares; issued, 1996, 29,213,398;
 1995, 28,977,429; 1994, 28,958,229............        29         29        29
Additional paid-in capital.....................   330,263    323,920   323,517
Net unrealized gains (losses) on fixed
 maturities and equity securities..............    29,736     76,151   (70,861)
Retained earnings..............................   278,669    224,366   159,278
Treasury stock, at cost, 5,588,098 shares......  (154,302)  (154,302)        -
                                                ---------  ---------  --------
    Total shareholders' equity.................   484,395    470,164   411,963
                                                ---------  ---------  --------
    Total liabilities, redeemable securities
     and shareholders' equity.................. $ 704,311  $ 745,784  $595,088
                                                =========  =========  ========

            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (PARENT COMPANY ONLY)

                        CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
Revenues
  Service fees...................................... $     -  $     -  $    57
  Net investment income.............................     165      659      544
  Interest on note receivable from subsidiary.......       -        -   23,897
                                                     -------  -------  -------
    Total revenues..................................     165      659   24,498
                                                     -------  -------  -------
Expenses
  Interest..........................................  10,517   11,589    9,483
  Amortization of goodwill..........................   1,618    1,618    1,595
  Other.............................................   2,566    2,532    4,426
  Debt retirement costs.............................   1,319        -        -
  Cost of additional rights relating to share
   repurchase.......................................       -    1,347        -
                                                     -------  -------  -------
    Total expenses..................................  16,020   17,086   15,504
                                                     -------  -------  -------
Income (loss) from continuing operations before
 income taxes and equity in net earnings of
 subsidiaries....................................... (15,855) (16,427)   8,994
Income tax expense (benefit)........................  (4,519)  (4,241)   3,221
                                                     -------  -------  -------
Income (loss) from continuing operations before
 equity in net earnings of subsidiaries............. (11,336) (12,186)   5,773
Equity in net earnings of subsidiaries..............  85,138   87,296   58,847
                                                     -------  -------  -------
Income from continuing operations...................  73,802   75,110   64,620
Discontinued operations:
  Loss from operations, net of applicable income tax
   benefits of 1996, $2,764; 1995, $647; 1994, $34..  (5,280)  (1,184)     (61)
  Loss on discontinuation, representing provision of
   $5,974 for operating losses during phase-out
   period, net of applicable income tax benefits of
   $2,091...........................................  (3,883)       -        -
                                                     -------  -------  -------
Income before extraordinary item....................  64,639   73,926   64,559
Loss from early retirement of debt, net of taxes....       -        -   (1,704)
                                                     -------  -------  -------
Net income.......................................... $64,639  $73,926  $62,855
                                                     =======  =======  =======

            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (PARENT COMPANY ONLY)

                        CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                  YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Cash flows from operating activities
  Interest expense paid....................... $  (8,653) $ (11,180) $  (9,853)
  Surplus note interest received..............         -          -     30,616
  Federal income taxes recovered (paid).......   (10,154)    21,509     (4,460)
  Cash dividends received from subsidiaries...    72,700     75,471     44,700
  Other, net..................................     3,342        324      7,204
                                               ---------  ---------  ---------
    Net cash provided by operating activities.    57,235     86,124     68,207
                                               ---------  ---------  ---------
Cash flows from investing activities
   Repayment of surplus note receivable from
   subsidiary.................................         -          -    245,000
  Increase investment in subsidiary...........         -          -   (245,000)
  Net (increase) decrease in short-term
   investments................................    (3,052)     5,699       (581)
  Net increase in long-term investments.......    (1,081)      (378)         -
  Net increase in other investments...........      (572)         -          -
  Capital expenditures for property and
   equipment..................................    (2,609)    (1,776)    (5,935)
                                               ---------  ---------  ---------
    Net cash provided by (used in) investing
     activities...............................    (7,314)     3,545     (6,516)
                                               ---------  ---------  ---------
Cash flows from financing activities
  Dividends paid to shareholders..............   (10,336)    (8,838)    (8,398)
  Proceeds from issuance of Senior Notes......    98,530          -          -
  Proceeds from issuance of common stock......         -     20,568          -
  Principal borrowings (payments) on Bank
   Credit Facility............................   (41,000)    75,000          -
  Retirement of Convertible Notes.............  (102,890)         -          -
  Purchase of treasury stock..................         -   (174,870)         -
  Exercise of stock options...................     6,343        403          -
  Acquisition of Allegiance Insurance Company
   Issuance of long-term debt at fair value...         -          -     40,115
   Acquisition consideration..................         -          -    (42,323)
  Retirement of Debentures....................         -          -    (50,603)
                                               ---------  ---------  ---------
    Net cash used in financing activities.....   (49,353)   (87,737)   (61,209)
                                               ---------  ---------  ---------
Net increase in cash..........................       568      1,932        482
Cash at beginning of period...................     3,757      1,825      1,343
                                               ---------  ---------  ---------
Cash at end of period......................... $   4,325  $   3,757  $   1,825
                                               =========  =========  =========

            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (PARENT COMPANY ONLY)

                        CONDENSED FINANCIAL INFORMATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

  The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.





                 See accompanying Independent Auditors' Report.

                                                    SCHEDULE III & VI (COMBINED)
                       HORACE MANN EDUCATORS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (AMOUNTS IN THOUSANDS)

                                  FUTURE
                                  POLICY                         OTHER                                   CLAIMS AND CLAIM
                                BENEFITS,   DISCOUNT,            POLICY                      BENEFITS,  ADJUSTMENT EXPENSES
                     DEFERRED    LOSSES,     IF ANY,             CLAIMS  PREMIUM              CLAIMS,   INCURRED RELATED TO
                      POLICY    CLAIMS AND DEDUCTED IN            AND    REVENUE/    NET     LOSSES AND -------------------
                    ACQUISITION    LOSS     PREVIOUS   UNEARNED BENEFITS PREMIUM  INVESTMENT SETTLEMENT  CURRENT    PRIOR
      SEGMENT          COSTS     EXPENSES    COLUMN    PREMIUMS PAYABLE   EARNED    INCOME    EXPENSES    YEAR      YEARS
      -------       ----------- ---------- ----------- -------- -------- -------- ---------- ---------- -------------------
YEAR ENDED DECEMBER 31, 1996
 Property and
   casualty........   $13,855   $  340,411    $  0     $150,368 $    305 $413,219  $ 46,363   $306,102  $ 368,648 $ (62,546)
 Annuity...........    14,230    1,287,815     xxx            -  102,681    9,191   111,476     76,762        xxx       xxx
 Life..............    46,986      526,028     xxx        5,408   15,563   80,289    41,712     59,149        xxx       xxx
 Other.............       N/A          N/A     xxx          N/A      N/A      N/A      (944)       N/A        xxx       xxx
                      -------   ----------             -------- -------- --------  --------   --------
   Total...........   $75,071   $2,154,254     xxx     $155,776 $118,549 $502,699  $198,607   $442,013        xxx       xxx
                      =======   ==========             ======== ======== ========  ========   ========
YEAR ENDED DECEMBER 31, 1995
 Property and
   casualty........   $12,515   $  369,653    $  0     $136,441 $    305 $403,796  $ 48,842   $297,078  $ 352,513 $ (55,630)
 Annuity...........    12,497    1,276,227     xxx            -  101,943    6,798   110,210     74,424        xxx       xxx
 Life..............    41,854      489,060     xxx        4,664   16,822   74,850    39,785     55,114        xxx       xxx
 Other.............       N/A          N/A     xxx          N/A      N/A      N/A      (467)       N/A        xxx       xxx
                      -------   ----------             -------- -------- --------  --------   --------
   Total...........   $66,866   $2,134,940     xxx     $141,105 $119,070 $485,444  $198,370   $426,616        xxx       xxx
                      =======   ==========             ======== ======== ========  ========   ========
YEAR ENDED DECEMBER 31, 1994
 Property and
   casualty........   $13,356   $  388,038    $  0     $134,443 $    305 $394,985  $ 44,935   $291,923  $ 346,025 $ (54,371)
 Annuity...........     9,908    1,237,007     xxx            -  102,001    5,442   104,949     69,656        xxx       xxx
 Life..............    35,831      454,015     xxx        3,937   17,259   71,990    35,997     53,891        xxx       xxx
 Other.............       N/A          N/A     xxx          N/A      N/A      N/A      (572)       N/A        xxx       xxx
                      -------   ----------             -------- -------- --------  --------   --------
   Total...........   $59,095   $2,079,060     xxx     $138,380 $119,565 $472,417  $185,309   $415,470        xxx       xxx
                      =======   ==========             ======== ======== ========  ========   ========
                    AMORTIZATION              PAID
                    OF DEFERRED              CLAIMS
                       POLICY      OTHER   AND CLAIM
                    ACQUISITION  OPERATING ADJUSTMENT PREMIUMS
      SEGMENT......    COSTS     EXPENSES   EXPENSES  WRITTEN
      -------...... ------------ --------- ---------- --------
YEAR ENDED DECEMBER 31, 1996
 Property and
   casualty........   $36,652    $ 46,507   $345,642  $427,146
 Annuity...........     1,300      17,643        xxx       xxx
 Life..............     3,111      41,278        xxx       xxx
 Other.............       N/A      13,315        xxx       xxx
                    ------------ ---------
   Total...........   $41,063    $118,743        xxx       xxx
                    ============ =========
YEAR ENDED DECEMBER 31, 1995
 Property and
   casualty........   $36,405    $ 46,834   $320,557  $405,795
 Annuity...........        71      19,763        xxx       xxx
 Life..............     3,542      39,848        xxx       xxx
 Other.............       N/A      14,419        xxx       xxx
                    ------------ ---------
   Total...........   $40,018    $120,864        xxx       xxx
                    ============ =========
YEAR ENDED DECEMBER 31, 1994
 Property and
   casualty........   $36,053    $ 44,343   $304,036  $398,770
 Annuity...........         7      18,792        xxx       xxx
 Life..............     2,636      39,546        xxx       xxx
 Other.............       N/A      13,724        xxx       xxx
                    ------------ ---------
   Total...........   $38,696    $116,405        xxx       xxx
                    ============ =========

-----
N/A Not applicable.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE IV

                       HORACE MANN EDUCATORS CORPORATION

                                  REINSURANCE

                             (AMOUNTS IN THOUSANDS)

COLUMN A                  COLUMN B   COLUMN C   COLUMN D   COLUMN E    COLUMN F
                                     CEDED TO   ASSUMED               PERCENTAGE
                            GROSS      OTHER   FROM STATE             OF AMOUNT
                           AMOUNT    COMPANIES FACILITIES     NET      ASSUMED
                         ----------- --------- ---------- ----------- ----------
YEAR ENDED DECEMBER 31,
 1996
  Life insurance in
   force................ $10,645,393 $222,611   $     -   $10,422,782      -
  Premiums
    Property and
     casualty........... $   406,778 $ 22,440   $28,881   $   413,219    7.0%
    Annuity.............       9,191        -         -         9,191      -
    Life................      81,736    1,447         -        80,289      -
                         ----------- --------   -------   -----------
      Total premiums.... $   497,705 $ 23,887   $28,881   $   502,699    5.7%
                         =========== ========   =======   ===========
YEAR ENDED DECEMBER 31,
 1995
  Life insurance in
   force................ $10,234,655 $174,002   $     -   $10,060,653      -
  Premiums
    Property and
     casualty........... $   398,639 $ 19,594   $24,751   $   403,796    6.1%
    Annuity.............       6,798        -         -         6,798      -
    Life................      75,755      905         -        74,850      -
                         ----------- --------   -------   -----------
      Total premiums.... $   481,192 $ 20,499   $24,751   $   485,444    5.1%
                         =========== ========   =======   ===========
YEAR ENDED DECEMBER 31,
 1994
  Life insurance in
   force................ $ 9,707,332 $160,082   $     -   $ 9,547,250      -
  Premiums
    Property and
     casualty........... $   394,902 $ 20,973   $21,056   $   394,985    5.3%
    Annuity.............       5,442        -         -         5,442      -
    Life................      72,851      861         -        71,990      -
                         ----------- --------   -------   -----------
      Total premiums.... $   473,195 $ 21,834   $21,056   $   472,417    4.5%
                         =========== ========   =======   ===========

--------
NOTE: Premiums above include insurance premiums earned and contract charges earned.


                 See accompanying Independent Auditors' Report.

                                      LOGO
                        HA-C00302