Form 10-Q
period 1997-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 1997-05-15
CIK 850141

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1997
                                 OR
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

     As of April 25, 1997, 23,223,772 shares of Common Stock, par value $0.001 per share, were outstanding, net of 6,180,598 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                     INDEX



                                                                   Page
                                                                   ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

            Consolidated Balance Sheets as of
             March 31, 1997 and December 31, 1996.................   1

            Consolidated Statements of Operations for the
             Three Months Ended March 31, 1997
             and March 31, 1996...................................   2

            Consolidated Statements of Changes in Shareholders'
             Equity for the Three Months Ended March 31, 1997
             and March 31, 1996...................................   3

            Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 1997
             and March 31, 1996...................................   4

            Notes to Consolidated Financial Statements............   5

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............   8

PART II - OTHER INFORMATION.......................................  16

          Item 4. Submission of Matters to a Vote of Security
                  Holders

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES........................................................  17

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                March 31,    December 31,
                                                  1997          1996
                                                ---------    ------------
                                     ASSETS

Investments
  Fixed maturities, available for sale,
   at market (amortized cost, 1997, $2,608,854;
   1996, $2,609,077............................ $2,614,091    $2,658,512
  Short-term and other investments.............    134,752       125,824
                                                ----------    ----------
    Total investments..........................  2,748,843     2,784,336
Cash...........................................      5,850        13,704
Accrued investment income
  and premiums receivable......................    102,302       107,682
Value of acquired insurance
  in force and goodwill........................    115,932       118,638
Other assets...................................    170,274       151,830
Variable annuity assets........................    716,566       684,836
                                                ----------    ----------
    Total assets .............................. $3,859,767    $3,861,026
                                                ==========    ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
  Annuity contract liabilities................. $1,287,300    $1,286,110
  Interest-sensitive life contract
    liabilities................................    336,399       326,955
  Unpaid claims and claim expenses.............    352,963       358,853
  Future policy benefits.......................    181,088       182,336
  Unearned premiums............................    153,887       155,776
                                                ----------    ----------
    Total policy liabilities...................  2,311,637     2,310,030
Other policyholder funds.......................    120,281       118,549
Other liabilities..............................    113,079       129,075
Short-term debt................................     34,000        34,000
Long-term debt.................................     99,573        99,564
Variable annuity liabilities...................    713,466       684,836
                                                ----------    ----------
    Total liabilities..........................  3,392,036     3,376,054
                                                ----------    ----------

Warrants, subject to redemption................        577           577
                                                ----------    ----------

Preferred stock................................          -             -
Common stock...................................         29            29
Additional paid-in capital.....................    335,977       330,263
Net unrealized gains on fixed
  maturities and equity securities.............      3,937        29,736
Retained earnings..............................    294,861       278,669
Treasury stock, at cost........................   (167,650)     (154,302)
                                                ----------    ----------
    Total shareholders' equity.................    467,154       484,395
                                                ----------    ----------
    Total liabilities, redeemable
      securities, and shareholders' equity .... $3,859,767    $3,861,026
                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)

                                                        Three Months Ended
                                                              March 31,
                                                        ------------------
                                                        1997          1996
                                                        ----          ----
Insurance premiums written and
  contract deposits.........................            $179,870    $163,948
                                                        ========    ========

Revenues
  Insurance premiums and contract
    charges earned                                      $131,419    $121,875
  Net investment income.....................              49,787      49,920
  Realized investment gains.................                 857       2,054
                                                        --------    --------

      Total revenues........................             182,063     173,849
                                                        --------    --------

Benefits, losses and expenses
  Benefits, claims and settlement expenses..              90,500      86,919
  Interest credited.........................              24,384      23,539
  Policy acquisition expenses amortized.....              10,840       9,946
  Operating expenses........................              24,509      23,459
  Amortization of intangible assets.........               2,706       2,850
  Interest expense..........................               2,454       2,840
  Debt retirement costs.....................                   -       1,319
                                                        --------    --------

      Total benefits, losses and expenses...             155,393     150,872
                                                        --------    --------

Income from continuing operations before
  income taxes and discontinued operations..              26,670      22,977
Income tax expense..........................               7,270       6,551
                                                        --------    --------
Income from continuing operations...........              19,400      16,426
Discontinued operations:
  Loss from operations, net of
    applicable income tax benefits..........                   -        (993)
                                                        --------    --------

Net income..................................            $ 19,400    $ 15,433
                                                        ========    ========

Earnings (loss) per share
  Income from continuing operations.........            $   0.82       $0.70
  Discontinued operations:
    Loss from operations....................                   -       (0.04)
                                                        --------    --------
  Net income................................            $   0.82    $   0.66
                                                        ========    ========

Weighted average number of shares
  and equivalent shares (in thousands)......              23,665      23,424

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                                                Three Months Ended
                                                     March 31,
                                                -------------------
                                                1997           1996
                                                ----           ----
Common stock
  Beginning balance.........................  $      29      $      29
  Options exercised, 1997, 185,972 shares;
    1996, 56,500 shares.....................          -              -
                                              ---------      ---------
  Ending balance............................         29             29
                                              ---------      ---------

Additional paid-in capital
  Beginning balance.........................    330,263        323,920
  Options exercised.........................      5,714          1,361
                                              ---------      ---------
  Ending balance............................    335,977        325,281
                                              ---------      ---------

Net unrealized gains (losses) on
  fixed maturities and equity securities
    Beginning balance......................      29,736         76,151
    Increase (decrease) for the period.....     (25,799)       (53,388)
                                              ---------      ---------
    Ending balance.........................       3,937         22,763
                                              ---------      ---------

Retained earnings
  Beginning balance.........................    278,669        224,366
  Net income................................     19,400         15,433
  Cash dividends, 1997, $0.135; 1996,
    $0.11 per share.........................     (3,208)        (2,579)
                                              ---------      ---------
  Ending balance............................    294,861        237,220
                                              ---------      ---------

Treasury stock, at cost
  Beginning balance, 5,588,098 shares.......   (154,302)      (154,302)
  Purchase of 293,200 shares (See note 4)...    (13,348)             -
                                              ---------      ---------
  Ending balance, 5,881,298 shares..........   (167,650)      (154,302)
                                              ---------      ---------

Shareholders' equity at end of period.......  $ 467,154      $ 430,991
                                              =========      =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                          1997          1996
                                                          ----          ----
Cash flows from operating activities
  Premiums collected............................       $ 148,861     $ 134,083
  Policyholder benefits paid....................        (112,546)     (108,558)
  Policy acquisition and other
    operating expenses paid.....................         (40,036)      (37,477)
  Federal income taxes recovered (paid).........         (30,306)        3,499
  Investment income collected...................          51,419        50,963
  Interest expense paid.........................          (5,201)       (2,169)
  Other.........................................           2,310         1,834
                                                       ---------     ---------
      Net cash provided
        by operating activities.................          14,501        42,175
                                                       ---------     ---------

Cash flows from investing activities
  Fixed maturities
    Purchases...................................        (265,366)     (238,646)
    Sales.......................................         217,068       136,007
    Maturities..................................          62,001        61,309
  Net cash (used for) received from short-term
    and other investments.......................         (11,932)       27,220
                                                       ---------     ---------
      Net cash provided by
        (used in) investing activities..........           1,771       (14,110)
                                                       ---------     ---------

Cash flows from financing activities
  Dividends paid to shareholders................          (3,208)       (2,579)
  Principal payments on
    Bank Credit Facility........................               -        (8,000)
  Purchase of treasury stock....................         (13,348)            -
  Exercise of stock options.....................           5,714         1,361
  Proceeds from issuance of Senior Notes........               -        98,530
  Retirement of Convertible Notes...............               -      (102,890)
  Annuity contracts, variable and fixed
    Deposits....................................          46,793        39,666
    Maturities and withdrawals..................         (34,210)      (32,797)
    Net transfer to variable
      annuity assets............................         (26,285)      (19,881)
  Net increase in interest-sensitive
    life account balances.......................             418           422
                                                       ---------     ---------
      Net cash used
        in financing activities.................         (24,126)      (26,168)
                                                       ---------     ---------
Net increase (decrease) in cash.................          (7,854)        1,897
Cash at beginning of period.....................          13,704         9,518
                                                       ---------     ---------
Cash at end of period...........................       $   5,850     $  11,415
                                                       =========     =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1997 and 1996
                             (Dollars in thousands)



Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1997 and December 31, 1996 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 1997 and 1996.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1996 Form 10-K filed by the Company.

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Company has reclassified the presentation of certain prior period information to conform with the 1997 presentation including the presentation of discontinued operations for all periods.

Note 2 - Debt


    Indebtedness outstanding was as follows:
                                                      March 31,    December 31,
                                                        1997          1996
                                                      --------     -----------
    Short-term debt:
     $65,000 Bank Credit Facility, IBOR + 0.325%
      (6.0% as of March 31, 1997).................    $ 34,000      $ 34,000

    Long-term debt:
     6 5/8% Senior Notes, due January 15, 2006.
      Face amount less unaccrued discount
      of $427 and $436 (6.7% imputed rate)........      99,573        99,564
                                                      --------      --------
    Total.........................................    $133,573      $133,564
                                                      ========      ========

Note 3 - Investments

     The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.


                                 Percent of
                               Carrying Value            March 31, 1997
                          -------------------------  ----------------------
Rating of Fixed            March 31,   December 31,   Carrying   Amortized
Maturity Securities(1)       1997         1996         Value        Cost
----------------------    ----------  -------------  ----------  ----------
AAA.....................       45.7%          46.4%  $1,194,863  $1,195,700
AA......................        8.3            9.4      216,246     213,401
A.......................       21.2           22.3      553,971     551,842
BBB.....................       20.2           16.4      527,640     530,547
BB......................        0.9            1.4       24,423      23,593
B.......................        3.3            3.7       86,525      83,587
CCC or lower............          -              -          870         567
Not rated(2)............        0.4            0.4        9,553       9,617
                              -----          -----   ----------  ----------
 Total..................      100.0%         100.0%  $2,614,091  $2,608,854
                              =====          =====   ==========  ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category is comprised primarily of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 69.0% of these private placements as investment grade. $0.8 million of the remaining $1.5 million of private placements were rated as investment grade by the NAIC in 1995 and are under review for the assignment of a current rating.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Percent            Carrying
                                                of Total             Value
                                         -----------------------   ----------
                                          March 31,  December 31,   March 31,
Scheduled Maturity                         1997         1996          1997
------------------                       ---------   -----------   ----------
Due in 1 year or less................       7.7%         5.7%      $  202,697
Due after 1 year through 5 years.....      26.2         28.7%         684,273
Due after 5 years through 10 years...      34.3         32.9%         896,717
Due after 10 years through 20 years..      18.7         18.9%         487,784
Due after 20 years...................      13.1         13.8%         342,620
                                          -----        -----       ----------
Total                                     100.0%       100.0%      $2,614,091
                                          =====        =====       ==========

Note 4 - Shareholders' Equity

   Share Repurchase Program

     In February 1997, the Company's Board of Directors adopted a repurchase program for shares of the Company's common stock, with an initial repurchase limit of $100,000. Based on the market price of the Company's common shares at the time the Board adopted this program, $100,000 represented approximately 9% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available.
Share repurchases will be financed with cash from operations and, if needed, the Bank Credit Facility.

     As of March 31, 1997, the Company had repurchased 293,200 shares at an aggregate cost of $13,348, or $45.52 per share, which was financed with cash from operations.

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

                                      Ceded to     Assumed
                            Gross       Other     from State
                            Amount    Companies   Facilities     Net
                           --------   ---------   ----------   --------
Three months ended
  March 31, 1997
-----------------------

Premiums written.........  $181,832     $5,990      $4,028     $179,870
Premiums earned..........   130,809      5,229       5,839      131,419
Benefits, claims and
  settlement expenses....    91,968      8,291       6,823       90,500

Three months ended
  March 31, 1996
-----------------------

Premiums written.........  $162,648     $5,384      $6,684     $163,948
Premiums earned..........   120,556      5,912       7,231      121,875
Benefits, claims and
  settlement expenses....    84,954      5,789       7,754       86,919

     The Company maintains an excess and catastrophe treaty reinsurance program for its property and casualty subsidiaries. In 1997, the Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $65 million per occurrence. The Company's catastrophe reinsurance program is augmented by a $100 million equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event of losses from a catastrophe, individually or in the aggregate, which exceed $65 million. For liability coverages, including the educator professional liability policy, the Company reinsures each loss up to $20 million above a retention of $500,000. The Company reinsures each property loss up to $1.5 million above a retention of $500,000.

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

Discontinued Operations

     On December 9, 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company stopped writing new group medical insurance policies in January 1997 and intends to stop renewing group medical insurance policies in January 1998. In the following discussions of results of operations, group medical results are reported separately as discontinued operations for all periods.

Three Months Ended March 31, 1997 Compared With Three Months Ended March 31,
1996

  Insurance Premiums and Contract Charges Earned

     Insurance premiums and contract charges earned, which excludes annuity and life contract deposits, increased 7.8% for the three months ended March 31, 1997, compared to the same period in 1996.

     Insurance premiums written and contract deposits of $179.9 million for the three months ended March 31, 1997 increased 9.7%, compared to $164.0 million for the same period in 1996, driven principally by 8.3% growth in property and casualty premiums written and a 17.9% increase in annuity deposits. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, increased 10.2% to $175.3 million for the three months ended March 31, 1997, compared to $159.1 million for the same period in 1996. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written for the three months ended March 31, 1997 decreased 10.7% compared to the same period in 1996.

     Automobile (excluding involuntary) and homeowners earned premiums increased 7.2% to $101.9 million for the three months ended March 31, 1997, compared to $95.1 million for the same period in 1996, primarily as a result of a 6.9% increase in automobile (excluding involuntary) and homeowners policies in force. The 802,000 automobile (excluding involuntary) and homeowners policies in force at March 31, 1997 represented an increase of 52,000 policies since March 31, 1996 and an increase of 16,000 policies since December 31, 1996.

     Automobile (excluding involuntary) and homeowners premiums written increased 9.1% to $102.1 million for the three months ended March 31, 1997, compared to $93.6 million for the same period in 1996. The first quarter 1997 growth in premium follows the 8.8% growth reported for the fourth quarter of 1996. For the three months ended March 31, 1997, new direct premiums written of $11.8 million increased 28.3% compared to $9.2 million for the same period last year. Renewal direct premiums written of $91.8 million for the three months ended March 31, 1997 increased 7.4% compared to $85.5 million for the same period in 1996.

     For the three months ended March 31, 1997, life insurance premiums and contract charges earned were $20.4 million, compared to $19.7 million for the same period in 1996, representing an increase of 3.6%. Life insurance in force on March 31, 1997 increased 4.0% compared to March 31, 1996. The lapse rate of 8.0% for the three months ended March 31, 1997 increased slightly compared to 7.7% for the same period in 1996. In the first quarter of 1997, the Company began selling five new term life products developed to meet customer needs, although these products did not contribute significantly to premium growth in the first quarter.

     Annuity contract charges earned increased 30.0% to $2.6 million for the three months ended March 31, 1997, compared to $2.0 million for the same period in 1996, due to a 34% increase in variable annuity cash value on deposit. Total annuity deposits received during the three months ended March 31, 1997 increased 17.9% to $46.8 million, compared to $39.7 million for the same period in 1996, reflecting a $3.5 million, or 11.3%, increase in scheduled deposits for retirement annuities and a $3.6 million, or 42.5%, increase in single premiums and rollover deposits from other companies. Three new variable annuity funds were added to the Horace Mann family of funds in the first quarter of 1997 in response to educators' requests for additional investment options. The addition of a small cap fund, an international fund and a socially responsible fund brings the total variable annuity fund options to seven.

  Net Investment Income

     Net investment income of $49.8 million for the three months ended March 31, 1997 was comparable to the same period in 1996. Investments (at amortized cost) increased 1.2%, or $32.4 million, from March 31, 1996. The pretax yield on average investments was 7.3% (4.9% after tax) for the three months ended March 31, 1997 compared to a pretax yield of 7.4% (5.0% after tax) for the same period in 1996.

  Realized Investment Gains and Losses

     Realized investment gains were $0.9 million for the three months ended March 31, 1997, compared to $2.1 million for the same period in 1996.

  Benefits, Claims and Settlement Expenses

     Total benefits, claims and settlement expenses increased 4.1% to $90.5 million for the three months ended March 31, 1997, compared to $86.9 million for the same period in 1996.

     Property and casualty claims and settlement expenses were $80.8 million for the three months ended March 31, 1997, compared to $78.0 million for the same period in 1996. The property and casualty loss ratio of 74.4% for the three months ended March 31, 1997 was 3.5 percentage points less than the 77.9% reported for the same period in 1996. For 1996, first quarter losses from severe winter weather were higher than those incurred in the current year. Catastrophe losses after reinsurance but before federal income tax benefits for the three months ended March 31, 1997 were $1.2 million, compared to catastrophe losses of $3.3 million for the same period in 1996. Excluding the effects of catastrophes, results were also better than the first three months of 1996 due to strong underwriting. The provision for losses and loss adjustment expenses for insured events in prior years decreased by $10.9 million and $16.0 million for the three months ended March 31, 1997 and 1996, respectively.

     The Company increased its catastrophe reinsurance coverage for 1997. The 1997 reinsurance program covers 95% of catastrophe losses in excess of $7.5 million up to $65 million for each catastrophe. The Company's catastrophe reinsurance program is augmented by a $100 million equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event of losses from a catastrophe, individually or in the aggregate, which exceed $65 million.

     Life benefits were $9.7 million for the three months ended March 31, 1997, reflecting a 9.0% increase, compared to $8.9 million for the same period in 1996. For the three months ended March 31, 1996, claims for group disability business were unusually low and returned to more normal levels in the current year. The first quarter of 1997 also reflected normal individual life mortality experience compared to unusually low mortality in the same period last year.

  Interest Credited to Policyholders

     Interest credited to policyholders was $24.4 million for the three months ended March 31, 1997, 3.8% more than the $23.5 million interest credited for the same period in 1996. Interest credited to fixed annuity contracts increased 2.6% to $19.5 million for the three months ended March 31, 1997, from $19.0 million for the same period in 1996. The increase reflects a slightly higher average annual interest rate credited of 5.7% for the three months ended March 31, 1997, compared to 5.6% for the first quarter of 1996, and a growth of fixed rate annuity accumulated deposits of 0.8%.

     Life insurance interest credited increased $0.4 million, or 8.9%, to $4.9 million for the three months ended March 31, 1997, compared to the same period in 1996, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

  Policy Acquisition and Operating Expenses

     Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the three months ended March 31, 1997, policy acquisition and operating expenses of $35.3 million increased $1.7 million, or 5.1%, compared to $33.6 million for the first three months of 1996. The 1997 property and casualty expense ratio improved to 19.2%, four tenths of a percentage point lower than 19.6% for the same period in 1996.

  Amortization of Intangible Assets

     Amortization of intangible assets decreased by $0.1 million to $2.7 million for the three months ended March 31, 1997, compared to $2.8 million for the same period in 1996, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

  Interest Expense

     The Company's interest expense of $2.5 million for the three months ended March 31, 1997 was $0.3 million, or 10.7%, less than the same period in 1996 as a result of repayments of borrowings related to the repurchase of shares of its common stock during the second quarter of 1995. The debt to capital ratio of 22.2% as of March 31, 1997 was within the Company's target operating range of 20% to 25%.

  Income Tax Expense

     The effective income tax rate was 27% for three months ended March 31, 1997 compared to the 28% effective income tax rate for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points in 1997 and 4 percentage points in 1996 and acquisition related tax benefits reduced the effective rate 6 percentage points in 1997 and 4 percentage points in 1996.

  Operating Income

     Operating income (income from continuing operations before realized investment gains and losses and 1996 debt retirement costs) was $18.8 million for the three months ended March 31, 1997, compared to $16.1 million for the same period in 1996. Operating income in 1997 reflected excellent voluntary automobile insurance results and milder winter storm losses compared to the first quarter of 1996.

     Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $20.6 million for the three months ended March 31, 1997 compared to $17.9 million for the same period in 1996.

     Property and casualty segment operating income was $13.8 million for the three months ended March 31, 1997, compared to $10.3 million for the same period in 1996. Milder winter weather compared to the same period last year contributed to these results. Excluding the effects of catastrophes, results were also better than the first quarter of 1996 due to strong underwriting. For the first three months, after tax catastrophe losses were $0.8 million in 1997, compared to $2.1 million for 1996. The property and casualty combined loss and expense ratio for the three months ended March 31, 1997 was 93.6%, compared to the 97.5% reported for the same period in 1996.

     Life insurance segment operating income of $2.9 million for the first three months ended March 31, 1997 decreased 25.6% compared to the $3.9 million reported for the same period in 1996. The 1997 life results reflect modest growth in business volume offset by a return to more normal levels of both group disability claims and individual life mortality experience, compared to lower than average disability claims and life mortality in the first quarter of 1996.

     Annuity segment operating income of $4.2 million for the three months ended March 31, 1997 was equal to the same period in 1996. Annuity segment profit continues to shift from a slightly decreasing interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. Total accumulated fixed and variable annuity deposits of $2,110.3 million increased $192.2 million, or 10.0%, compared to March 31, 1996. This increase resulted from a net increase in funds on deposit of 10.3% plus net increases in market value of underlying mutual funds of $2.5 million.

  Income from Continuing Operations

     Income from continuing operations, which includes realized investment gains, for the three months ended March 31, 1997 was $19.4 million, or $0.82 per share, reflecting a 17.6% increase in income and a 17.1% increase in income per share compared to the same period in 1996. Realized investment gains after tax were $0.6 million for the three months ended March 31, 1997, compared to $1.3 million for the same period in 1996. Income from continuing operations for the three months ended March 31, 1996 also reflected the costs of the early redemption of $100 million of convertible notes of $0.9 million, or $0.04 per share.

  Net Income

     Net income, which includes discontinued operations in 1996, was $19.4 million, or $0.82 per share, for the three months ended March 31, 1997 compared to $15.5 million, or $0.66 per share, for the same period in 1996.

     The discontinued group medical business operating loss was $1.0 million for the three months ended March 31, 1996. The Company's net income for the year ended December 31, 1996 included an after tax charge of $3.9 million for anticipated losses during the two year phase-out period for the discontinued group medical insurance business.

Liquidity and Financial Resources

  Investments

     The Company's investment strategy emphasizes high quality investment grade, publicly traded fixed income securities. At March 31, 1997, fixed income securities comprised 95.1% of total investments. Of the fixed income investment portfolio, 95.4% was investment grade and 99.6% was publicly traded. The average quality of the total fixed income portfolio was AA- at March 31, 1997.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.3 years at March 31, 1997 and 4.4 years at December 31, 1996. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 70% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

  Cash Flow

     The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow in excess of these amounts has been used to pay dividends to shareholders, retire short-term debt and repurchase shares of the Company's common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term notes.

  Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $14.5 million for the three months ended March 31, 1997 compared to $42.2 million for the same period in 1996 with the decrease primarily due to an increase in federal income tax payments. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements.
The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 1997 without prior approval are approximately $89 million. In April 1997, the Company filed a request with the Illinois Department of Insurance for approval of a $48 million extraordinary dividend to be paid by the property and casualty subsidiaries with approval anticipated prior to the end of the second quarter. HMEC may use cash from this extraordinary dividend to repurchase shares of the Company's common stock. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for parent Company capital needs.

  Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first three months of 1997, net cash provided by investing activities was $1.8 million. This net amount reflects $265.4 million in purchases of fixed maturity investments, funded by investment sales or maturities of $267.2 million.

  Financing Activities

     Financing activities include the receipt and withdrawal of funds by annuity policyholders, payment of scheduled dividends, transactions related to the Company's common stock and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the three months ended March 31, 1997 were $3.2 million.

     For the three months ended March 31, 1997, receipts from annuity contracts of $46.8 million were greater than contract maturities and withdrawals of $34.2 million. Net transfers to variable annuity assets were $26.3 million during the first three months of 1997 compared to $19.9 million during the same period in 1996. Interest-sensitive life account balances increased $0.4 million during the first three months of 1997.

     Through March 31, 1997, the Company had repurchased 293,200 shares at a cost of $13.3 million which was financed with cash from operations. During the three months ended March 31, 1997, the Company received $5.7 million related to the exercise of common stock options.

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

     The total capital of the Company was $601.4 million at March 31, 1997, including $99.6 million of long-term debt and $34.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 21.3% as of March 31, 1997, compared to 20.6% as of December 31, 1996 with the increase attributable to a lower level of unrealized investment gains at March 31, 1997.

     Shareholders' equity was $467.2 million at March 31, 1997, including an unrealized gain in the Company's investment portfolio of $3.9 million after taxes and the related impact on deferred policy acquisition costs associated with interest-sensitive policies. The market value of the Company's common stock and the market value per share were $1,037.7 million and $44 1/8, respectively, at March 31, 1997. Book value per share was $19.86 at March 31, 1997, $19.69 excluding investment market value adjustments.

     In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes"), which will mature on January 15, 2006, at a discount of 0.5%. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The net proceeds from the sale of the Senior Notes were used to finance the redemption of the Company's convertible notes.

     As of March 31, 1997 and December 31, 1996, the Company had short-term debt comprised of $34.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.0%, as of March 31, 1997. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the three months ended March 31, 1997 was 11.7x compared to 9.2x for the same period in 1996.

     Total shareholder dividends were $3.2 million for the three months ended March 31, 1997. In February 1997, the Board of Directors authorized the fifth consecutive annual increase in the Company's dividend. The regular quarterly dividend increased by 23% to $0.135 per share.

Recent Accounting Changes

  Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes previous accounting guidance on this subject and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Upon implementation, SFAS No. 128 requires restatement of all prior-period EPS data presented.

     SFAS No. 128 requires dual presentation of EPS replacing primary EPS with a presentation of basic EPS and replacing fully diluted EPS with diluted EPS. The effects on the Company's EPS of implementing SFAS No. 128 are not anticipated to be material.

  Capital Structure Disclosures

     In February 1997, the FASB issued SFAS No. 129, "Disclosure
Information about Capital Structure" which is effective for financial statements for periods ending after December 15, 1997. It is not anticipated that the implementation of SFAS No. 129 will require significant revision of prior disclosures because the information required by SFAS No. 129 had been covered in previous accounting guidance.

                          PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

Item 6:  Exhibits and Reports on Form 8-K

         (a) The following items are filed as Exhibits.

             (11) Statement re computation of per share earnings.

             (27) Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the first quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HORACE MANN EDUCATORS CORPORATION
                                              (Registrant)


Date         May 14, 1997                 Paul J. Kardos
     ---------------------------  -----------------------------------
                                     Paul J. Kardos, President and
                                        Chief Executive Officer



Date         May 14, 1997                 Larry K. Becker
     ---------------------------  -----------------------------------
                                       Larry K. Becker, Executive
                                        Vice President and Chief
                                           Financial Officer