Form 10-Q
period 1997-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 1997-08-14
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1997
                                      OR
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No ____
                                               ----

     As of July 31, 1997, 22,603,856 shares of Common Stock, par value $0.001 per share, were outstanding, net of 6,934,398 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997

                                     INDEX




                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

             Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996 . . . . . . . . . . . . . . 1

             Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1997
              and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . 2

             Consolidated Statements of Changes in Shareholders'
              Equity for the Six Months Ended June 30, 1997
              and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . 3

             Consolidated Statements of Cash Flows for the
              Three and Six Months Ended June 30, 1997
              and June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . . 4

             Notes to Consolidated Financial Statements . . . . . . . . . . . 5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations. . . . . . . . . . . . . 10

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 20

         Item 4. Submission of Matters to a Vote of Security Holders

         Item 6. Exhibits and Reports on Form 8-K

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                    June 30,           December 31,
                                                                      1997                1996
                                                                   ----------          ------------
                                    ASSETS
Investments
   Fixed maturities, available for sale, at market (amortized
     cost, 1997, $2,593,613; 1996, $2,609,077)...............      $2,643,078          $2,658,512
   Short-term and other investments..........................         101,691             125,824
                                                                   ----------          ----------
      Total investments......................................       2,744,769           2,784,336
Cash.........................................................           8,376              13,704
Accrued investment income and premiums receivable............          95,947             107,682
Value of acquired insurance in force and goodwill............         113,227             118,638
Other assets.................................................         176,203             151,830
Variable annuity assets......................................         829,894             684,836
                                                                   ----------          ----------
      Total assets...........................................      $3,968,416          $3,861,026
                                                                   ==========          ==========

      LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Annuity contract liabilities..............................      $1,294,910          $1,286,110
   Interest-sensitive life contract liabilities..............         345,964             326,955
   Unpaid claims and claim expenses..........................         341,953             358,853
   Future policy benefits....................................         181,067             182,336
   Unearned premiums.........................................         153,984             155,776
                                                                   ----------          ----------
      Total policy liabilities...............................       2,317,878           2,310,030
Other policyholder funds.....................................         119,091             118,549
Other liabilities............................................          96,281             129,075
Short-term debt..............................................          42,000              34,000
Long-term debt...............................................          99,581              99,564
Variable annuity liabilities.................................         826,794             684,836
                                                                   ----------          ----------
      Total liabilities......................................       3,501,625           3,376,054
                                                                   ----------          ----------

Warrants, subject to redemption..............................             577                 577
                                                                   ----------          ----------

Preferred stock..............................................               -                   -
Common stock.................................................              30                  29
Additional paid-in capital...................................         339,735             330,263
Net unrealized gains on fixed
   maturities and equity securities..........................          29,576              29,736
Retained earnings............................................         312,610             278,669
Treasury stock, at cost......................................        (215,737)           (154,302)
                                                                   ----------          ----------
      Total shareholders' equity.............................         466,214             484,395
                                                                   ----------          ----------
       Total liabilities, redeemable
        securities, and shareholders' equity.................      $3,968,416          $3,861,026
                                                                   ==========          ==========

       See accompanying notes to consolidated financial statements.

                    HORACE MANN EDUCATORS CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except per share data)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                ----------------------      ----------------------
                                                  1997          1996          1997          1996
                                                  ----          ----          ----          ----
Insurance premiums written and
   contract deposits........................... $195,053      $176,395      $374,923      $340,343
                                                ========      ========      ========      ========
Revenues
   Insurance premiums and
     contract charges earned................... $135,888      $124,455      $267,307      $246,330
   Net investment income.......................   49,921        49,271        99,708        99,191
   Realized investment gains...................      788           681         1,645         2,735
                                                --------      --------      --------      --------
      Total revenues...........................  186,597       174,407       368,660       348,256
                                                --------      --------      --------      --------

Benefits, losses and expenses
   Benefits, claims and
     settlement expenses.......................   91,289        85,231       181,789       172,150
   Interest credited...........................   24,471        23,763        48,855        47,302
   Policy acquisition
     expenses amortized........................   11,258         9,984        22,098        19,930
   Operating expenses..........................   25,097        24,660        49,606        48,119
   Amortization of intangible assets...........    2,705         2,849         5,411         5,699
   Interest expense............................    2,771         2,630         5,225         5,470
   Debt retirement costs.......................        -             -             -         1,319
                                                --------      --------      --------      --------
      Total benefits, losses
       and expenses............................  157,591       149,117       312,984       299,989
                                                --------      --------      --------      --------

Income from continuing operations
   before income taxes and
   discontinued operations.....................   29,006        25,290        55,676        48,267
Income tax expense.............................    8,110         7,193        15,380        13,744
                                                --------      --------      --------      --------
Income from continuing operations..............   20,896        18,097        40,296        34,523
Discontinued operations:
   Loss from operations, net of
     applicable income tax benefits............        -        (1,016)            -        (2,009)
                                                --------      --------      --------      --------

Net income..................................... $ 20,896      $ 17,081      $ 40,296      $ 32,514
                                                ========      ========      ========      ========

Earnings (loss) per share
   Income from continuing operations........... $   0.90      $   0.77      $   1.72      $   1.47

   Discontinued operations:
     Loss from operations......................        -         (0.04)            -         (0.08)
                                                --------      --------      --------      --------
   Net income.................................. $   0.90      $   0.73      $   1.72      $   1.39
                                                ========      ========      ========      ========

Weighted average number of shares
   and equivalent shares (in thousands)........   23,096        23,449        23,379        23,437

       See accompanying notes to consolidated financial statements.

                    HORACE MANN EDUCATORS CORPORATION
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              (Dollars in thousands, except per share data)




                                                        Six Months Ended
                                                            June 30,
                                                      --------------------
                                                      1997            1996
                                                      ----            ----

Common stock
   Beginning balance . . . . . . . . . . . . . .    $      29        $      29
   Options exercised, 1997, 299,962 shares;
     1996, 67,000 shares . . . . . . . . . . . .            1                -
   Conversion of Director Stock
     Plan units, 1997, 1,144 shares. . . . . . .            -                -
                                                    ---------        ---------
   Ending balance. . . . . . . . . . . . . . . .           30               29
                                                    ---------        ---------
Additional paid-in capital
   Beginning balance . . . . . . . . . . . . . .      330,263          323,920
   Options exercised . . . . . . . . . . . . . .        9,431            1,647
   Conversion of Director Stock Plan units . . .           41                -
                                                    ---------        ---------
   Ending balance. . . . . . . . . . . . . . . .      339,735          325,567
                                                    ---------        ---------
Net unrealized gains (losses) on
   fixed maturities and equity securities
     Beginning balance . . . . . . . . . . . . .       29,736           76,151
     Decrease for the period . . . . . . . . . .         (160)         (72,167)
                                                    ---------        ---------
     Ending balance. . . . . . . . . . . . . . .       29,576            3,984
                                                    ---------        ---------
Retained earnings
   Beginning balance . . . . . . . . . . . . . .      278,669          224,366
   Net income. . . . . . . . . . . . . . . . . .       40,296           32,514
   Cash dividends, 1997, $0.27; 1996,
     $0.22 per share . . . . . . . . . . . . . .       (6,355)          [5,159)
                                                    ---------        ---------
   Ending balance. . . . . . . . . . . . . . . .      312,610          251,721
                                                    ---------        ---------
Treasury stock, at cost
   Beginning balance, 5,588,098 shares . . . . .     (154,302)        (154,302)
   Purchase of 1,320,100 shares (See note 4) . .      (61,435)               -
                                                    ---------        ---------
   Ending balance, 6,908,198 shares. . . . . . .     (215,737)        (154,302)
                                                    ---------        ---------
Shareholders' equity at end of period. . . . . .    $ 466,214        $ 426,999
                                                    =========        =========

       See accompanying notes to consolidated financial statements.

                   HORACE MANN EDUCATORS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                             Three Months Ended           Six Months Ended
                                                  June 30,                    June 30,
                                           -----------------------     -----------------------
                                              1997          1996          1997          1996
                                              ----          ----          ----          ----
Cash flows from operating activities
 Premiums collected....................... $ 156,315     $ 145,542     $ 305,543     $ 279,625
 Policyholder benefits paid...............  (122,790)     (112,259)     (236,495)     (220,817)
 Policy acquisition and other
   operating expenses paid................   (44,339)      (40,188)      (85,323)      (77,665)
 Federal income taxes paid................   (13,771)      (14,150)      (44,077)      (10,651)
 Investment income collected..............    48,323        49,739        99,742       100,702
 Interest expense paid....................      (612)         (987)       (5,813)       (3,156)
 Other....................................      (970)           54         3,080         1,888
                                           ---------     ---------     ---------     ---------
    Net cash provided
     by operating activities..............    22,156        27,751        36,657        69,926
                                           ---------     ---------     ---------     ---------

Cash flows from investing activities
 Fixed maturities
   Purchases..............................  (314,023)     (277,429)     (579,389)     (516,075)
   Sales..................................   239,559       224,273       456,627       360,280
   Maturities.............................    69,306        42,064       131,307       103,373
 Net cash received from
   short-term and other investments.......    33,121         8,262        21,189        35,482
                                           ---------     ---------     ---------     ---------
    Net cash provided by
     (used in) investing activities.......    27,963        (2,830)       29,734       (16,940)
                                           ---------     ---------     ---------     ---------

Cash flows from financing activities
 Dividends paid to shareholders...........    (3,147)       (2,580)       (6,355)       (5,159)
 Principal borrowing (payments) on
   Bank Credit Facility...................     8,000        (9,000)        8,000       (17,000)
 Purchase of treasury stock...............   (48,087)            -       (61,435)            -
 Exercise of stock options................     3,759           286         9,473         1,647
 Proceeds from issuance
   of Senior Notes........................         -             -             -        98,530
 Retirement of Convertible Notes..........         -             -             -      (102,890)
 Annuity contracts, variable and fixed
   Deposits...............................    54,989        45,877       101,782        85,543
   Maturities and withdrawals.............   (35,900)      (33,830)      (70,110)      (66,627)
   Net transfer to variable
    annuity assets........................   (27,782)      (23,680)      (54,067)      (43,561)
 Net increase in interest-sensitive
   life account balances..................       575           303           993           725
                                           ---------     ---------     ---------     ---------
    Net cash used
     in financing activities..............   (47,593)      (22,624)      (71,719)      (48,792)
                                           ---------     ---------     ---------     ---------
Net increase (decrease) in cash...........     2,526         2,297        (5,328)        4,194
Cash at beginning of period...............     5,850        11,415        13,704         9,518
                                           ---------     ---------     ---------     ---------
Cash at end of period..................... $   8,376     $  13,712     $   8,376     $  13,712
                                           =========     =========     =========     =========

       See accompanying notes to consolidated financial statements.

                     HORACE MANN EDUCATORS CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1997 and 1996
                         (Dollars in thousands)



Note 1 - Basis of Presentation

      The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1997 and December 31, 1996 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and six months ended June 30, 1997 and 1996.

      It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1996 Form 10-K filed by the Company.

      The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

      The Company has reclassified the presentation of certain prior period information to conform with the 1997 presentation including the presentation of discontinued operations for all periods.

Note 2 - Debt

      Indebtedness outstanding was as follows:
                                                                 June 30,        December 31,
                                                                   1997              1996
                                                                 --------        ------------
        Short-term debt:
          $65,000 Bank Credit Facility, IBOR + 0.325%
            (6.0% as of June 30, 1997) . . . . . . . .           $ 42,000          $ 34,000

        Long-term debt:
          6 5/8% Senior Notes, due January 15, 2006.
            Face amount less unaccrued discount
            of $419 and $436 (6.7% imputed rate) . . .             99,581            99,564
                                                                 --------          --------
              Total. . . . . . . . . . . . . . . . . .           $141,581          $133,564
                                                                 ========          ========

Note 3 - Investments

        The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.


                                        Percent of
                                      Carrying Value                    June 30, 1997
                                  -----------------------      -----------------------------
Rating of Fixed                   June 30,   December 31,        Carrying          Amortized
Maturity Securities(1)             1997         1996              Value              Cost
----------------------            -------    ------------      -----------        ----------

AAA. . . . . . . . . . . . .      42.8%        46.4%            $1,130,905        $1,115,499
AA . . . . . . . . . . . . .       8.0          9.4                211,935           206,659
A. . . . . . . . . . . . . .      21.3         22.3                561,425           551,367
BBB. . . . . . . . . . . . .      22.2         16.4                587,542           575,519
BB . . . . . . . . . . . . .       1.2          1.4                 31,454            31,610
B. . . . . . . . . . . . . .       3.9          3.7                102,849            96,553
CCC or lower . . . . . . . .         -            -                    962               567
Not rated(2) . . . . . . . .       0.6          0.4                 16,006            15,839
                                 -----        -----             ----------        ----------
   Total . . . . . . . . . .     100.0%       100.0%            $2,643,078        $2,593,613
                                 =====        =====             ==========        ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category is comprised primarily of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 86.8% of these private placements as investment grade. $0.7 million of the remaining $1.4 million of private placements were rated as investment grade by the NAIC in 1995 and are under review for the assignment of a current rating.

         The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                       Percent                 Carrying
                                                       of Total                  Value
                                                    ---------------------    -----------
                                                    June 30,  December 31,      June 30,
Scheduled Maturity                                   1997       1996              1997
------------------                                  -------   -----------    -----------
Due in 1 year or less..........................      6.9%        5.7%        $  182,581
Due after 1 year through 5 years ..............     26.0        28.7            686,988
Due after 5 years through 10 years ............     33.7        32.9            890,296
Due after 10 years through 20 years............     19.0        18.9            502,267
Due after 20 years ............................     14.4        13.8            380,946
                                                   -----      ------         ----------
      Total ...................................    100.0%      100.0%        $2,643,078
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

      As of June 30, 1997, the Company had repurchased 1,320,100 shares at an aggregate cost of $61,435, or $46.54 per share, which was financed primarily with cash from operations, including extraordinary dividends of $54,000 from the property and casualty subsidiaries.

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

                                            Ceded to    Assumed
                                   Gross      Other    from State
                                   Amount   Companies  Facilities   Net
                                  --------  ---------  ---------- --------
Three months ended
  June 30, 1997
----------------------

Premiums written. . . . . .       $195,547   $ 4,971    $ 4,477   $195,053
Premiums earned . . . . . .        134,691     4,747      5,944    135,888
Benefits, claims and
 settlement expenses. . . .         94,145     8,917      6,061     91,289

Three months ended
  June 30, 1996
----------------------

Premiums written. . . . . .       $175,308   $ 6,204    $ 7,291   $176,395
Premiums earned . . . . . .        123,008     5,899      7,346    124,455
Benefits, claims and
 settlement expenses. . . .         85,351     7,889      7,769     85,231

Six months ended
  June 30, 1997
----------------------

Premiums written. . . . . .       $377,379   $10,961    $ 8,505   $374,923
Premiums earned . . . . . .        265,500     9,976     11,783    267,307
Benefits, claims and
 settlement expenses. . . .        186,113    17,208     12,884    181,789

Six months ended
  June 30, 1996
----------------------

Premiums written. . . . . .       $337,956   $11,588    $13,975   $340,343
Premiums earned . . . . . .        243,564    11,811     14,577    246,330
Benefits, claims and
 settlement expenses. . . .        170,305    13,678     15,523    172,150

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

Discontinued Operations

     On December 9, 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company stopped writing new group medical insurance policies in January 1997 and intends to stop renewing group medical insurance policies by January 1998. In the following discussions of results of operations, group medical results are reported separately as discontinued operations for all periods.

Six Months Ended June 30, 1997 Compared With Six Months Ended June 30, 1996

  Insurance Premiums and Contract Charges Earned

     Insurance premiums and contract charges earned, which excludes annuity and life contract deposits, increased 8.5% for the six months ended June 30, 1997, compared to the same period in 1996.

     Insurance premiums written and contract deposits of $374.9 million for the six months ended June 30, 1997 increased 10.2%, compared to $340.3 million for the same period in 1996, driven principally by an 8.1% growth in property and casualty premiums written and a 19.1% increase in annuity deposits. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, increased 10.5% to $364.7 million for the six months ended June 30, 1997, compared to $330.0 million for the same period in 1996. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written for the six months ended June 30, 1997 decreased 10.8% compared to the same period in 1996.

     Automobile (excluding involuntary) and homeowners earned premiums increased 7.5% to $206.1 million for the six months ended June 30, 1997, compared to $191.7 million for the same period in 1996, primarily as a result of a 7.1% increase in automobile (excluding involuntary) and homeowners policies in force. The 816,000 automobile (excluding involuntary) and homeowners policies in force at June 30, 1997 represented an increase of 54,000 policies since June 30, 1996 and an increase of 30,000 policies since December 31, 1996.

     Automobile (excluding involuntary) and homeowners premiums written increased 8.6% to $208.1 million for the six months ended June 30, 1997, compared to $191.6 million for the same period in 1996. For the six months ended June 30, 1997, new direct premiums written of $23.5 million increased 14.6% compared to $20.5 million for the same period last year. Renewal direct premiums written of $188.0 million for the six months ended June 30, 1997 increased 8.9% compared to $172.7 million for the same period in 1996.

     For the six months ended June 30, 1997, life insurance premiums and contract charges earned were $41.3 million, compared to $39.7 million for the same period in 1996, representing an increase of 4.0%. Life insurance in force on June 30, 1997 increased 5.1% compared to June 30, 1996. The lapse rate of 8.0% for the six months ended June 30, 1997 was equal to the same period in 1996. In the first quarter of 1997, the Company began selling five new term life products developed to meet customer needs. These products started to contribute to premium growth in the second quarter of 1997 generating approximately $1 million of premium during that period.

     Annuity contract charges earned increased 35.7% to $5.7 million for the six months ended June 30, 1997, compared to $4.2 million for the same period in 1996, due to a 45% increase in variable annuity cash value on deposit. Total annuity deposits received during the six months ended June 30, 1997 increased 19.1% to $101.8 million, compared to $85.5 million for the same period in 1996, reflecting a $9.6 million, or 15.1%, increase in scheduled deposits for retirement annuities and a $6.7 million, or 30.2%, increase in rollover deposits from other companies and single premiums. Three new variable annuity funds were added to the Horace Mann family of funds in the first quarter of 1997 in response to educators' requests for additional investment options. The addition of a small cap fund, an international fund and a socially responsible fund brings the total variable annuity fund options to seven.

  Net Investment Income

     Net investment income of $99.7 million for the six months ended June 30, 1997 was comparable to the same period in 1996. Investments (at amortized cost) decreased 0.3%, or $8.6 million, from June 30, 1996. The pretax yield on average investments was 7.4% (4.9% after tax) for both the six months ended June 30, 1997 and the same period in 1996.

  Realized Investment Gains and Losses

     Realized investment gains were $1.6 million for the six months ended June 30, 1997, compared to $2.7 million for the same period in 1996.

  Benefits, Claims and Settlement Expenses

     Total benefits, claims and settlement expenses increased 5.6% to $181.8 million for the six months ended June 30, 1997, compared to $172.1 million for the same period in 1996.

     Property and casualty claims and settlement expenses were $162.1 million for the six months ended June 30, 1997, compared to $152.2 million for the same period in 1996. The property and casualty loss ratio of 73.6% for the six months ended June 30, 1997 was 1.6 percentage points less than the 75.2% reported for the same period in 1996. For the first six months of 1996, losses from severe weather were higher than those incurred in the current year. Catastrophe losses after reinsurance but before federal income tax benefits for the six months ended June 30, 1997 were $4.1 million and accounted for 1.9 points on the loss ratio, compared to catastrophe losses of $10.8 million, 5.3 points on the loss ratio, for the same period in 1996. The provision for losses and loss adjustment expenses for insured events in prior years continued to reflect favorable development. Income before income taxes benefited by $26.9 million and $33.1 million for the six months ended June 30, 1997 and 1996, respectively, including $16.0 million and $17.1 million for the three months ended June 30, 1997 and 1996, respectively, as a result of a reduction in the estimated amount needed to settle prior years' claims.

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

     Life benefits were $19.7 million for the six months ended June 30, 1997, reflecting a 1.0% decrease, compared to $19.9 million for the same period in 1996. For the six months ended June 30, 1996, claims for group disability business were unusually low and returned to more normal levels in the current year. The first six months of 1997 also reflected average individual life mortality experience compared to higher mortality in the same period last year.

  Interest Credited to Policyholders

     Interest credited to policyholders was $48.9 million for the six months ended June 30, 1997, 3.4% more than the $47.3 million interest credited for the same period in 1996. Interest credited to fixed annuity contracts increased 1.3% to $38.8 million for the six months ended June 30, 1997, from $38.3 million for the same period in 1996. The increase reflects a slightly higher average annual interest rate credited of 5.7% for the six months ended June 30, 1997, compared to 5.6% for the first six months of 1996, and a growth of fixed rate annuity accumulated deposits of 0.9%.

     Life insurance interest credited increased $1.1 million, or 12.2%, to $10.1 million for the six months ended June 30, 1997, compared to the same period in 1996, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

  Policy Acquisition and Operating Expenses

     Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the six months ended June 30, 1997, policy acquisition and operating expenses of $71.6 million increased $3.6 million, or 5.3%, compared to $68.0 million for the first six months of 1996. The 1997 property and casualty expense ratio improved to 19.3%, five tenths of a percentage point lower than 19.8% for the same period in 1996.

  Amortization of Intangible Assets

     Amortization of intangible assets decreased by $0.3 million to $5.4 million for the six months ended June 30, 1997, compared to $5.7 million for the same period in 1996, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

  Interest Expense

     The Company's interest expense of $5.2 million for the six months ended June 30, 1997 was $0.3 million, or 5.5%, less than the same period in 1996 as a result of repayments of borrowings related to the repurchase of shares of its common stock during the second quarter of 1995. The debt to capital ratio of 23.3% as of June 30, 1997 was within the Company's target operating range of 20% to 25%.

  Income Tax Expense

     The effective income tax rate was 27.6% for six months ended June 30, 1997 compared to the 28.6% effective income tax rate for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points in 1997 and 4 percentage points in 1996 and acquisition related tax benefits reduced the effective rate 6 percentage points in 1997 and 5 percentage points in 1996.

  Operating Income

     Operating income (income from continuing operations before realized investment gains and losses and 1996 debt retirement costs) was $39.2 million for the six months ended June 30, 1997, compared to $33.6 million for the same period in 1996, an increase of 16.7%. Operating income in 1997 benefited from mild weather.

     Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $42.7 million for the six months ended June 30, 1997, compared to $37.3 million for the same period in 1996.

     Property and casualty segment operating income was $29.0 million for the six months ended June 30, 1997, compared to $24.6 million for the same period in 1996. Milder weather compared to the same period last year contributed to these results. For the first six months, after tax catastrophe losses were $2.6 million in 1997, compared to $7.0 million for 1996. The property and casualty combined loss and expense ratio for the six months ended June 30, 1997 was 92.9%, compared to the 95.0% reported for the same period in 1996.

     Life insurance segment operating income was $5.9 million for the six months ended June 30, 1997, compared to the $6.0 million reported for the same period in 1996. The 1997 life results reflect modest growth in business volume offset by a return to more normal levels of both group disability claims and individual life mortality experience, compared to lower-than-average disability claims and higher-than-average life mortality in the first half of 1996.

     Annuity segment operating income of $8.8 million for the six months ended June 30, 1997 increased 8.6%, compared to the $8.1 million reported for the same period in 1996, reflecting strong growth in variable annuity deposits and an increase in the fixed net interest margin. Annuity segment profit continues to shift from the interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. Total accumulated fixed and variable annuity deposits of $2,230.6 million increased

$268.5 million, or 13.7%, compared to June 30, 1996. This increase resulted from a net increase in funds on deposit of 10.3% plus net increases in market value of underlying mutual funds of $75.1 million.

 Income from Continuing Operations

     Income from continuing operations, which includes realized investment gains, for the six months ended June 30, 1997 was $40.3 million, or $1.72 per share, reflecting a 16.8% increase in income and a 17.0% increase in income per share compared to the same period in 1996. The Company's share repurchase program had a minimal impact on earnings and earnings per share for the first six months of 1997; however, the impact will be recognized more fully in future quarters. After tax realized investment gains were $1.1 million for the six months ended June 30, 1997, compared to $1.8 million for the same period in 1996. Income from continuing operations for the six months ended June 30, 1996 also reflected the costs of the early redemption of $100 million of convertible notes of $0.9 million, or $0.04 per share.

 Net Income

     Net income, which includes discontinued operations in 1996, was $40.3 million, or $1.72 per share, for the six months ended June 30, 1997, compared to $32.5 million, or $1.39 per share, for the same period in 1996, an increase of 24%.

     The discontinued group medical business operating loss was $2.0 million for the six months ended June 30, 1996. The Company's net income for the year ended December 31, 1996 included an after tax charge of $3.9 million for anticipated losses during the two year phase-out period for the discontinued group medical insurance business.

Liquidity and Financial Resources

 Investments

     The Company's investment strategy emphasizes high quality investment grade, publicly traded fixed income securities. At June 30, 1997, fixed income securities comprised 96.3% of total investments. Of the fixed income investment portfolio, 94.3% was investment grade and 99.6% was publicly traded. The average quality of the total fixed income portfolio was AA- at June 30, 1997.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.3 years at June 30, 1997 and 4.4 years at December 31, 1996. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 70% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

 Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $36.7 million for the six months ended June 30, 1997 compared to $69.9 million for the same period in 1996 with the decrease due to an increase in federal income tax payments. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 1997 without prior approval are approximately $89 million. During the second quarter of 1997, the Company received approval from the Illinois and California Departments of Insurance for extraordinary dividends and a total of $54 million was paid by the property and casualty subsidiaries. HMEC used cash from the extraordinary dividends primarily to repurchase shares of the Company's common stock. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for parent Company capital needs.

 Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first six months of 1997, net cash provided by investing activities was $29.7 million. This net amount reflects $579.4 million in purchases of fixed maturity investments, funded by investment sales or maturities of $609.1 million.

 Financing Activities

     Financing activities include the receipt and withdrawal of funds by annuity policyholders, payment of scheduled dividends, transactions related to the Company's common stock and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the six months ended June 30, 1997 were $6.4 million.

     For the six months ended June 30, 1997, receipts from annuity contracts of $101.8 million were greater than contract maturities and withdrawals of $70.1 million. Net transfers to variable annuity assets were $54.1 million during the first six months of 1997 compared to $43.6 million during the same period in 1996. Interest-sensitive life account balances increased $1.0 million during the first six months of 1997.

     Through June 30, 1997, the Company had repurchased 1,320,100 shares at an aggregate cost of $61.4 million, or $46.54 per share, which was financed primarily with cash from operations, including extraordinary dividends of $54.0 million from the property and casualty subsidiaries. Of these treasury shares, 1,026,900 were repurchased during the second quarter of 1997. During the six months ended June 30, 1997, the Company received $9.5 million related to the exercise of common stock options.

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

     The total capital of the Company was $608.4 million at June 30, 1997, including $99.6 million of long-term debt and $42.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 21.4% as of June 30, 1997, compared to 20.6% as of December 31, 1996 with the increase attributable to the repurchase of shares for treasury stock. Total debt-to-capital at June 30, 1997 was 23.3%, well within the Company's target operating range of 20% to 25%.

     Shareholders' equity was $466.2 million at June 30, 1997, including an unrealized gain in the Company's investment portfolio of $29.6 million after taxes and the related impact on deferred policy acquisition costs associated with interest-sensitive policies. The market value of the Company's common stock and the market value per share were $1,107.7 million and $49, respectively, at June 30, 1997. Book value per share was $20.62 at June 30, 1997, $19.31 excluding investment market value adjustments.

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

     As of June 30, 1997 and December 31, 1996, the Company had short-term debt comprised of $42.0 million and $34.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.0%, as of June 30, 1997. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the six months ended June 30, 1997 was 11.7x compared to 9.8x for the same period in 1996.

     Total shareholder dividends were $6.4 million for the six months ended June 30, 1997. In February 1997, the Board of Directors authorized the fifth consecutive annual increase in the Company's dividend. The regular quarterly dividend increased by 23% to $0.135 per share.

Recent Accounting Changes

 Earnings Per Share

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes previous accounting guidance on this subject and specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). SFAS No. 128 will be implemented in the Company's December 31, 1997 financial statements; earlier application is not permitted. Upon implementation, SFAS No. 128 requires restatement of all prior-period EPS data presented.

     SFAS No. 128 requires dual presentation of EPS replacing primary EPS with a presentation of basic EPS and replacing fully diluted EPS with diluted EPS. The effects on the Company's EPS of implementing SFAS No. 128 are not anticipated to be material.

 Capital Structure Disclosures

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which will be implemented in the Company's 1997 financial statements. It is not anticipated that the implementation of SFAS No. 129 will require significant revision of prior disclosures because the information required by SFAS No. 129 had been covered in previous accounting guidance.

 Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which will be implemented in the Company's March 31, 1998 financial statements. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income will represent the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-owner sources. For the Company, it is anticipated that comprehensive income will be substantially equal to net income plus the change in net unrealized gains and losses on fixed maturities and equity securities for the period.

 Segment Disclosures

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which will be implemented in the Company's March 31, 1998 financial statements. SFAS No. 131 establishes standards for the way public companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company anticipates that implementation of this pronouncement will not have a material effect on the disclosures contained in its annual financial statements and related notes but will expand its interim financial statements and related notes to include segment information such as revenues, earnings, assets and a reconciliation of segment earnings to consolidated earnings. The Company's operations will continue to include the following segments consistent with previously reported financial information: property and casualty insurance, annuities, life insurance, and corporate and other.

                        PART II:  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders

               At the Company's Annual Meeting of Shareholders held on June 4, 1997, 20,269,003 shares of Common Stock were represented and entitled to vote. The results of the matters submitted to a vote of security holders are shown in the table below.


                                                                    Votes         Votes
                                                                     For          Against     Abstentions
                                                                    -----         -------     -----------
          Election of the following nominees to hold
          the office of Director until the next Annual
          Meeting of Shareholders and until their
          respective successors have been duly
          elected and qualified:
               William W. Abbott                                 20,265,319        3,684           -
               Dr. Emita B. Hill                                 20,265,679        3,324           -
               Paul J. Kardos                                    20,265,779        3,224           -
               Jeffrey L. Morby                                  20,265,779        3,224           -
               Shaun F. O'Malley                                 20,265,779        3,224           -
               Ralph S. Saul                                     20,265,679        3,324           -
               William J. Schoen                                 20,265,779        3,224           -

          Ratification of the appointment of KPMG
          Peat Marwick LLP, independent certified
          public accountants, to serve as the
          Company's auditors for the fiscal year
          ending December 31, 1997.                              20,007,847        2,289     258,867

Item 6:   Exhibits and Reports on Form 8-K

          (a) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

              (10) Material contracts:

                   10.1* Horace Mann Supplemental Employee Retirement Plan, incorporated by reference to Exhibit 10.19(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1992, filed with the Securities and Exchange Commission on March 22, 1993.

                   10.1(a)* First Amendment to the Horace Mann Supplemental
                            Employee Retirement Plan.

                   10.2* Horace Mann Executive Supplemental Employee Retirement Plan, 1997 Restatement.

              (11) Statement re computation of per share earnings.

              (27) Financial Data Schedule.

          (b) No reports on Form 8-K were filed by the Company during the second quarter of 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HORACE MANN EDUCATORS CORPORATION
                                                    (Registrant)





Date   August 13, 1997                             Paul J. Kardos
    -----------------------                  -----------------------------

                                             Paul J. Kardos, President and
                                                Chief Executive Officer




Date   August 13, 1997                             Larry K. Becker
    -----------------------                  -----------------------------

                                             Larry K. Becker, Executive
                                              Vice President and Chief
                                              Financial Officer