Form 10-Q
period 1997-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 1997-11-14
CIK 850141

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1997
                                 OR
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

        Registrant's Telephone Number, Including Area Code: 217-789-2500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ---     ---

     As of October 31, 1997, 22,363,706 shares of Common Stock, par value $0.001 per share, were outstanding, net of 7,216,298 shares of treasury stock.


================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                                                             Page
                                                                                                             ----

PART I -  FINANCIAL INFORMATION
          Item 1. Financial Statements

                 Consolidated Balance Sheets as of
                    September 30, 1997 and December 31, 1996...............................................    1

                 Consolidated Statements of Operations for the
                    Three and Nine Months Ended September 30, 1997
                    and 1996...............................................................................    2

                 Consolidated Statements of Changes in Shareholders'
                    Equity for the Nine Months Ended September 30, 1997
                    and 1996...............................................................................    3

                 Consolidated Statements of Cash Flows for the
                    Three and Nine Months Ended September 30, 1997
                    and 1996...............................................................................    4

                 Notes to Consolidated Financial Statements................................................    5

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..................................................   10

PART II - OTHER INFORMATION................................................................................    21

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES.................................................................................................   22

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        September 30,          December 31,
                                                                                             1997                  1996
                                                                                        -------------          ------------
                                     ASSETS
Investments
 Fixed maturities, available for sale, at market (amortized
  cost, 1997, $2,553,344; 1996, $2,609,077)......................................          $2,640,070            $2,658,512
 Short-term and other investments................................................             132,082               125,824
                                                                                           ----------            ----------
       Total investments.........................................................           2,772,152             2,784,336
Cash.............................................................................              14,398                13,704
Accrued investment income and premiums receivable................................              94,835               107,682
Value of acquired insurance in force and goodwill................................             110,561               118,638
Other assets.....................................................................             182,818               151,830
Variable annuity assets..........................................................             936,895               684,836
                                                                                           ----------            ----------
       Total assets..............................................................          $4,111,659            $3,861,026
                                                                                           ==========            ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Annuity contract liabilities....................................................          $1,267,925            $1,286,110
 Interest-sensitive life contract liabilities....................................             355,306               326,955
 Unpaid claims and claim expenses................................................             335,124               358,853
 Future policy benefits..........................................................             178,942               182,336
 Unearned premiums...............................................................             162,402               155,776
                                                                                           ----------            ----------
       Total policy liabilities..................................................           2,299,699             2,310,030
Other policyholder funds.........................................................             120,887               118,549
Other liabilities................................................................             118,753               129,075
Short-term debt..................................................................              42,000                34,000
Long-term debt...................................................................              99,590                99,564
Variable annuity liabilities.....................................................             933,795               684,836
                                                                                           ----------            ----------
       Total liabilities.........................................................           3,614,724             3,376,054
                                                                                           ----------            ----------

Warrants, subject to redemption..................................................                 577                   577
                                                                                           ----------            ----------

Preferred stock..................................................................                   -                     -
Common stock.....................................................................                  30                    29
Additional paid-in capital.......................................................             340,755               330,263
Net unrealized gains on fixed
 maturities and equity securities................................................              50,914                29,736
Retained earnings................................................................             327,559               278,669
Treasury stock, at cost..........................................................            (222,900)             (154,302)
                                                                                           ----------            ----------
       Total shareholders' equity................................................             496,358               484,395
                                                                                           ----------            ----------
         Total liabilities, redeemable
          securities, and shareholders' equity...................................          $4,111,659            $3,861,026
                                                                                           ==========            ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                               ------------------     -----------------
                                                1997        1996       1997       1996
                                                ----        ----       ----       ----
Insurance premiums written
  and contract deposits.................      $188,911    $180,551   $563,834   $520,894
                                              ========    ========   ========   ========

Revenues
  Insurance premiums and
    contract charges earned.............      $135,078    $126,156   $402,385   $372,486
  Net investment income.................        49,271      49,451    148,979    148,642
  Realized investment gains (losses)....         1,585        (132)     3,230      2,603
                                              --------    --------   --------   --------
     Total revenues.....................       185,934     175,475    554,594    523,731
                                              --------    --------   --------   --------

Benefits, losses and expenses
  Benefits, claims and
    settlement expenses.................        89,925      89,022    271,714    261,172
  Interest credited.....................        24,227      23,923     73,082     71,225
  Policy acquisition
    expenses amortized..................        10,937      10,306     33,035     30,236
  Operating expenses....................        27,484      23,644     77,090     71,763
  Amortization of intangible assets.....         2,666       2,802      8,077      8,501
  Interest expense......................         1,842       2,552      7,067      8,022
  Debt retirement costs.................             -           -          -      1,319
                                              --------    --------   --------   --------
     Total benefits, losses
       and expenses.....................       157,081     152,249    470,065    452,238
                                              --------    --------   --------   --------

Income from continuing operations
  before income taxes and
  discontinued operations...............        28,853      23,226     84,529     71,493
Income tax expense......................         7,376       5,334     22,756     19,078
                                              --------    --------   --------   --------
Income from continuing operations.......        21,477      17,892     61,773     52,415
Discontinued operations:
  Loss from operations, net of
   applicable income tax benefits.......             -      (1,568)         -     (3,577)
  Loss on discontinuation, net of
   applicable income tax benefits.......        (3,481)          -     (3,481)         -
                                              --------    --------   --------   --------

Net income..............................      $ 17,996    $ 16,324   $ 58,292   $ 48,838
                                              ========    ========   ========   ========

Earnings (loss) per share
  Income from continuing operations.....      $   0.95    $   0.77   $   2.67   $   2.24
  Discontinued operations:
   Loss from operations.................             -       (0.08)         -      (0.16)
   Loss on discontinuation..............         (0.15)          -      (0.15)         -
                                              --------    --------   --------   --------
Net income..............................      $   0.80    $   0.69   $   2.52   $   2.08
                                              ========    ========   ========   ========

Weighted average number of shares
  and equivalent shares (in thousands)..        22,585      23,474     23,111     23,449

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                            Nine Months Ended
                                                              September 30,
                                                         -----------------------
                                                           1997          1996
                                                           ----          ----
Common stock
 Beginning balance.....................................  $      29     $      29
 Options exercised, 1997, 363,212 shares;
  1996, 136,000 shares.................................          1             -
 Conversion of Director Stock
  Plan units, 1997, 1,144 shares.......................          -             -
                                                         ---------     ---------
 Ending balance........................................         30            29
                                                         ---------     ---------

Additional paid-in capital
 Beginning balance.....................................    330,263       323,920
 Options exercised and conversion of
  Director Stock Plan units............................     11,742         3,335
 Catastrophe-linked equity
  put option premium...................................     (1,250)            -
                                                         ---------     ---------
 Ending balance........................................    340,755       327,255
                                                         ---------     ---------

Net unrealized gains (losses) on
 fixed maturities and equity securities
  Beginning balance....................................     29,736        76,151
  Increase (decrease) for the period...................     21,178       (63,762)
                                                         ---------     ---------
  Ending balance.......................................     50,914        12,389
                                                         ---------     ---------

 Retained earnings
  Beginning balance....................................    278,669       224,366
  Net income...........................................     58,292        48,838
  Cash dividends, 1997, $0.405; 1996,
   $0.33 per share.....................................     (9,402)       (7,739)
                                                         ---------     ---------
  Ending balance.......................................    327,559       265,465
                                                         ---------     ---------

 Treasury stock, at cost
  Beginning balance, 5,588,098 shares..................   (154,302)     (154,302)
  Purchase of 1,449,800 shares (See note 5)............    (68,598)            -
                                                         ---------     ---------
  Ending balance, 1997, 7,037,898 shares;
   1996, 5,588,098 shares..............................  (222,900)      (154,302)
                                                         ---------     ---------

 Shareholders' equity at end of period.................  $ 496,358     $ 450,836
                                                         =========     =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                     Three Months Ended          Nine Months Ended
                                                        September 30,              September 30,
                                                   ---------------------       ---------------------
                                                     1997        1996            1997        1996
                                                   ---------   ---------       ---------   ---------
Cash flows from operating activities
 Premiums collected............................    $ 154,356   $ 146,670       $ 462,657   $ 427,886
 Policyholder benefits paid....................     (116,508)   (116,876)       (353,003)   (335,378)
 Policy acquisition and other
  operating expenses paid......................      (44,727)    (39,220)       (126,977)   (121,105)
 Federal income taxes paid.....................       (2,626)          -         (46,703)    (10,651)
 Investment income collected...................       53,111      51,094         152,853     151,796
 Interest expense paid.........................       (2,610)     (4,226)         (8,423)     (7,382)
 Other.........................................       (2,853)     (4,639)         (4,354)     (2,437)
                                                   ---------   ---------       ---------   ---------
   Net cash provided
    by operating activities....................       38,143      32,803          76,050     102,729
                                                   ---------   ---------       ---------   ---------

Cash flows from investing activities
 Fixed maturities
  Purchases....................................     (189,029)   (206,079)       (768,418)   (722,154)
  Sales........................................      191,994     152,155         648,621     512,435
  Maturities...................................       42,679      46,391         173,986     149,764
 Net cash received from
  short-term and other investments.............      (30,245)     (2,321)         (9,056)     33,161
                                                   ---------   ---------       ---------   ---------
   Net cash provided by
    (used in) investing activities.............       15,399      (9,854)         45,133     (26,794)
                                                   ---------   ---------       ---------   ---------

Cash flows from financing activities
 Dividends paid to shareholders................       (3,047)     (2,580)         (9,402)     (7,739)
 Principal borrowing (payments) on
  Bank Credit Facility.........................            -      (8,000)          8,000     (25,000)
 Purchase of treasury stock....................       (7,163)          -         (68,598)          -
 Exercise of stock options.....................        2,270       1,688          11,743       3,335
 Catastrophe-linked equity
  put option premium...........................            -           -          (1,250)          -
 Proceeds from issuance
  of Senior Notes..............................            -           -               -      98,530
 Retirement of Convertible Notes...............            -           -               -    (102,890)
 Annuity contracts, variable and fixed
  Deposits.....................................       42,165      36,698         143,947     122,241
  Maturities and withdrawals...................      (51,951)    (33,355)       (122,061)    (99,982)
  Net transfer to variable
   annuity assets..............................      (29,938)    (19,405)        (84,005)    (62,966)
 Net increase in interest-sensitive
  life account balances........................          144         320           1,137       1,045
                                                   ---------   ---------       ---------   ---------
   Net cash used
    in financing activities....................      (47,520)    (24,634)       (120,489)    (73,426)
                                                   ---------   ---------       ---------   ---------
Net increase (decrease) in cash................        6,022      (1,685)            694       2,509
Cash at beginning of period....................        8,376      13,712          13,704       9,518
                                                   ---------   ---------       ---------   ---------
Cash at end of period..........................    $  14,398   $  12,027       $  14,398   $  12,027
                                                   =========   =========       =========   =========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1997 and 1996
                             (Dollars in thousands)



Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1997 and December 31, 1996 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and nine months ended September 30, 1997 and 1996.

     It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1996 Form 10-K filed by the Company.

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     The Company has reclassified the presentation of certain prior period information to conform with the 1997 presentation including the presentation of discontinued operations for all periods.

Note 2 - Discontinued Operations

     In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company's results of operations for the year ended December 31, 1996 included an accrual for anticipated losses during the phase-out period and a related income tax recoverable.

     The Company has accelerated the timetable for its withdrawal from the group medical insurance business anticipating termination of more than 90% of that business by December 1997 and the remaining business in 1998. As a result of this acceleration and higher-than-expected claims, net income for the three and nine months ended September 30, 1997 includes a charge of $3,481 for anticipated additional losses during the remainder of the phase-out period, net of related income tax benefits of $1,874.

Note 3 - Debt


     Indebtedness outstanding was as follows:

                                                           September 30,  December 31,
                                                                1997          1996
                                                           -------------  ------------

          Short-term debt:
            $65,000 Bank Credit Facility, IBOR + 0.325%
               (6.1% as of September 30, 1997).............   $ 42,000      $ 34,000

          Long-term debt:
            6 5/8% Senior Notes, due January 15, 2006.
              Face amount less unaccrued discount
              of $410 and $436 (6.7% imputed rate).........     99,590        99,564
                                                               --------      --------
                Total......................................    $141,590      $133,564
                                                               ========      ========

Note 4 - Investments

     The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                Percent of
                              Carrying Value            September 30, 1997
                        ----------------------------  ----------------------
Rating of Fixed         September 30,   December 31,   Carrying   Amortized
Maturity Securities(1)      1997           1996         Value        Cost
----------------------  -------------  -------------  ----------  ----------
AAA.....................     40.7%         46.4%      $1,073,211  $1,045,800
AA......................      7.6           9.4          199,386     192,115
A.......................     20.1          22.3          530,342     512,617
BBB.....................     25.1          16.4          663,852     639,476
BB......................      2.0           1.4           53,550      50,851
B.......................      3.8           3.7          100,876      94,836
CCC or lower............        -             -              782         567
Not rated(2)............      0.7           0.4           18,071      17,082
                            -----         -----       ----------  ----------
Total...................    100.0%        100.0%      $2,640,070  $2,553,344
                            =====         =====       ==========  ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category is comprised primarily of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 86.8% of these private placements as investment grade. $0.8 million of the remaining $1.3 million of private placements were rated as investment grade by the NAIC in 1995 and are under review for the assignment of a current rating.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Percent                Carrying
                                                of Total                 Value
                                       ----------------------------  --------------
                                       September 30,   December 31,   September 30,
Scheduled Maturity                         1997            1996           1997
------------------                     -------------   ------------   -------------
Due in 1 year or less................            6.1%           5.7%     $  162,055
Due after 1 year through 5 years.....           24.7           28.7         652,620
Due after 5 years through 10 years...           34.2           32.9         902,085
Due after 10 years through 20 years..           20.3           18.9         536,481
Due after 20 years...................           14.7           13.8         386,829
                                               -----          -----      ----------
Total................................          100.0%         100.0%     $2,640,070
                                               =====          =====      ==========

Note 5 - Shareholders' Equity

  Subsequent Events-Stock Split and Dividend Increase

     On November 12, 1997, the Board of Directors authorized a two-for-one stock split distributable on December 15, 1997 to shareholders of record on November 28, 1997. On November 12, 1997, the Board of Directors also authorized the sixth increase in the Company's quarterly dividend since the Company's initial public offering in November 1991. The regular dividend increased by 19% to $0.16 per share on a pre-split basis.

  Share Repurchase Program

     In February 1997, the Company's Board of Directors adopted a repurchase program for shares of the Company's common stock, with an initial repurchase limit of $100 million. Based on the market price of the Company's common shares at the time the Board adopted this program, $100 million represented approximately 9% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. Share repurchases will be financed with cash from operations and, if needed, the Bank Credit Facility.

     As of September 30, 1997, the Company had repurchased 1,449,800 shares at an aggregate cost of $68,598, or $47.32 per share, which was financed primarily with cash from operations, including dividends of $80,000 from the property and casualty subsidiaries.

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


                                             Ceded to    Assumed
                                    Gross      Other    from State
                                    Amount   Companies  Facilities     Net
                                   --------  ---------  -----------  --------
Three months ended
September 30, 1997
------------------

Premiums written.................  $195,463    $ 6,429     $  (123)  $188,911
Premiums earned..................   136,904      6,035       4,209    135,078
Benefits, claims and
 settlement expenses.............    94,065      7,961       3,821     89,925

Three months ended
September 30, 1996
------------------

Premiums written.................  $178,628    $ 5,507     $ 7,430   $180,551
Premiums earned..................   124,864      5,636       6,928    126,156
Benefits, claims and
 settlement expenses.............    88,771      6,969       7,220     89,022

Nine months ended
September 30, 1997
------------------

Premiums written.................  $572,842    $17,390     $ 8,382   $563,834
Premiums earned..................   402,404     16,011      15,992    402,385
Benefits, claims and
 settlement expenses.............   280,178     25,169      16,705    271,714

Nine months ended
September 30, 1996
------------------

Premiums written.................  $516,584    $17,095     $21,405   $520,894
Premiums earned..................   368,428     17,447      21,505    372,486
Benefits, claims and
 settlement expenses.............   259,076     20,647      22,743    261,172

     The Company maintains an excess and catastrophe treaty reinsurance program for its property and casualty subsidiaries. In 1997, the Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $65 million per occurrence. The Company's catastrophe reinsurance program is augmented by a $100 million equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event of losses from a catastrophe, individually or in the aggregate, which exceed $65 million. The fee for the equity put has been charged directly to additional paid-in capital. For liability coverages, including the educator professional liability policy, the Company reinsures each loss up to $20 million above a retention of $500,000. The Company reinsures each property loss up to $1.5 million above a retention of $500,000.

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

Discontinued Operations

     On December 9, 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. Announcing in October, 1997 that it was accelerating the withdrawal, the Company anticipates termination of more than 90% of that business by December 1997 and the remaining business in 1998. In the following discussions of results of operations, group medical results are reported separately as discontinued operations for all periods.

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

  Insurance Premiums and Contract Charges Earned

     Insurance premiums and contract charges earned, which excludes annuity and life contract deposits, increased 8.0% for the nine months ended September 30, 1997, compared to the same period in 1996.

     Insurance premiums written and contract deposits of $563.8 million for the nine months ended September 30, 1997 increased 8.3%, compared to $520.8 million for the same period in 1996, driven principally by a 17.8% increase in annuity deposits and a 5.8% growth in property and casualty premiums written. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, increased 9.8% to $546.9 million for the nine months ended September 30, 1997, compared to $498.3 million for the same period in 1996. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written for the nine months ended September 30, 1997 decreased 24.9% compared to the same period in 1996.

     Automobile (excluding involuntary) and homeowners earned premiums increased 7.7% to $312.1 million for the nine months ended September 30, 1997, compared to $289.8 million for the same period in 1996, primarily as a result of a 7.1% increase in automobile (excluding involuntary) and homeowners policies in force. The 828,000 automobile (excluding involuntary) and homeowners policies in force at September 30, 1997 represented an increase of 55,000 policies since September 30, 1996 and an increase of 42,000 policies since December 31, 1996.

     Automobile (excluding involuntary) and homeowners premiums written increased 8.2% to $321.1 million for the nine months ended September 30, 1997, compared to $296.9 million for the same period in 1996. For the nine months ended September 30, 1997, new direct premiums written of $37.0 million increased 16.4% compared to $31.8 million for the same period last year. Renewal direct premiums written of $287.9 million for the nine months ended September 30, 1997 increased 7.3% compared to $268.4 million for the same period in 1996.

     For the nine months ended September 30, 1997, life insurance premiums and contract charges earned were $61.9 million, compared to $59.6 million for the same period in 1996, representing an increase of 3.9%. Life insurance in force on September 30, 1997 increased 4.7% compared to September 30, 1996. The lapse rate of 7.5% for the nine months ended September 30, 1997 improved 0.5 percentage points compared to 8.0% reported for the same period in 1996. In the first quarter of 1997, the Company began selling five new term life products developed to meet customer needs. These products started to contribute to premium growth in the second quarter of 1997 and have generated approximately $1.7 million of premium through September 30, 1997.

     Annuity contract charges earned increased 36.9% to $8.9 million for the nine months ended September 30, 1997, compared to $6.5 million for the same period in 1996, due to a 53% increase in variable annuity cash value on deposit. Total annuity deposits received during the nine months ended September 30, 1997 increased 17.8% to $143.9 million, compared to $122.2 million for the same period in 1996, reflecting an $11.6 million, or 13.1%, increase in scheduled deposits for retirement annuities and a $10.1 million, or 30.0%, increase in rollover deposits from other companies and single premiums. Three new variable annuity funds were added to the Horace Mann family of funds in the first quarter of 1997 in response to educators' requests for additional investment options. The addition of a small cap fund, an international equity fund and a socially responsible fund brings the total variable annuity fund options to seven.

  Net Investment Income

     Net investment income of $149.0 million for the nine months ended September 30, 1997 increased 0.3% compared to $148.6 million for the same period in 1996. Investments (at amortized cost) decreased 1.2%, or $33.5 million, from September 30, 1996. The pretax yield on average investments was 7.4% (4.9% after tax) for both the nine months ended September 30, 1997 and the same period in 1996.

  Realized Investment Gains and Losses

     Realized investment gains were $3.2 million for the nine months ended September 30, 1997, compared to $2.6 million for the same period in 1996.

  Benefits, Claims and Settlement Expenses

     Total benefits, claims and settlement expenses increased 4.0% to $271.7 million for the nine months ended September 30, 1997, compared to $261.2 million for the same period in 1996.

     Property and casualty claims and settlement expenses were $243.3 million for the nine months ended September 30, 1997, compared to $231.3 million for the same period in 1996. The property and casualty loss ratio of 73.4% for the nine months ended September 30, 1997 was 2.1 percentage points less than the 75.5% reported for the same period in 1996. For the first nine months of 1996, losses from severe weather were higher than those incurred in the current year. Catastrophe losses after reinsurance but before federal income tax benefits for the nine months ended September 30, 1997 were $6.2 million and accounted for 1.9 points on the loss ratio, compared to catastrophe losses of $19.3 million, 6.3 points on the loss ratio, for the same period in 1996. The provision for losses and loss adjustment expenses for insured events in prior years continued to reflect favorable development. Income before income taxes benefited by $39.2 million and $47.4 million for the nine months ended September 30, 1997 and 1996, respectively, including $12.3 million and $14.3 million for the three months ended September 30, 1997 and 1996, respectively, as a result of a reduction in the estimated amounts needed to settle prior years' claims.

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

     Life benefits were $28.4 million for the nine months ended September 30, 1997, reflecting a 5.0% decrease, compared to $29.9 million for the same period in 1996. For the nine months ended September 30, 1996, claims for group disability business were unusually low and returned to more normal levels in the current year. The first nine months of 1997 also reflected average individual life mortality experience compared to higher mortality in the same period last year.

  Interest Credited to Policyholders

     Interest credited to policyholders was $73.1 million for the nine months ended September 30, 1997, 2.7% more than the $71.2 million interest credited for the same period in 1996. Interest credited to fixed annuity contracts increased 0.3% to $57.7 million for the nine months ended September 30, 1997, from $57.5 million for the same period in 1996. The fixed annuity average annual interest rate credited was 5.6% for the nine months ended September 30, 1997 and 1996. Fixed rate annuity accumulated deposits decreased 0.9% over the 12 months ended September 30, 1997.

     Life insurance interest credited increased $1.7 million, or 12.4%, to $15.4 million for the nine months ended September 30, 1997, compared to the same period in 1996, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

  Policy Acquisition and Operating Expenses

     Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the nine months ended September 30, 1997, policy acquisition and operating expenses of $110.1 million increased $8.1 million, or 7.9%, compared to $102.0 million for the first nine months of 1996. The 1997 property and casualty expense ratio was 19.3%, compared to 19.2% for the same period in 1996.

  Amortization of Intangible Assets

     Amortization of intangible assets decreased by $0.4 million to $8.1 million for the nine months ended September 30, 1997, compared to $8.5 million for the same period in 1996, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

  Interest Expense

     The Company's interest expense of $7.1 million for the nine months ended September 30, 1997 was $0.9 million, or 11.3%, less than the same period in 1996 as a result of repayments of borrowings related to the repurchase of shares of its common stock during the second quarter of 1995. The debt to capital ratio of 22.2% as of September 30, 1997 was within the Company's target operating range of 20% to 25%.

  Income Tax Expense

     The effective income tax rate was 26.9% for the nine months ended September 30, 1997 compared to the 26.7% effective income tax rate for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points in 1997 and 1996 and acquisition related tax benefits reduced the effective rate 6 percentage points in 1997 and 1996.

  Operating Income

     Operating income (income from continuing operations before realized investment gains and losses and 1996 debt retirement costs) was $59.7 million for the nine months ended September 30, 1997, compared to $51.6 million for the same period in 1996, an increase of 15.7%. Operating income in 1997 benefited from mild weather.

     Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $65.0 million for the nine months ended September 30, 1997, compared to $57.1 million for the same period in 1996.

     Property and casualty segment operating income was $43.0 million for the nine months ended September 30, 1997, compared to $36.5 million for the same period in 1996. Milder weather compared to the same period last year contributed to these results. For the first nine months, after tax catastrophe losses were $4.1 million in 1997, compared to $12.5 million for 1996. The property and casualty combined loss and expense ratio for the nine months ended September 30, 1997 was 92.7%, compared to the 94.7% reported for the same period in 1996.

     Life insurance segment operating income was $9.4 million for the nine months ended September 30, 1997, compared to the $9.2 million reported for the same period in 1996. The

1997 life results reflect modest growth in business volume offset by a return to more normal levels of both group disability claims and individual life mortality experience, compared to lower-than-average disability claims and higher-than-average life mortality in the first nine months of 1996.

     Annuity segment operating income of $13.9 million for the nine months ended September 30, 1997 increased 14.9%, compared to the $12.1 million reported for the same period in 1996, reflecting strong growth in variable annuity deposits and an increase in the fixed net interest margin. Annuity segment profit continues to shift from the interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. Total accumulated fixed and variable annuity deposits of $2,313.1 million increased $310.8 million, or 15.5%, compared to September 30, 1996. This increase resulted from a net increase in funds on deposit of 9.0% plus net increases in market value of underlying mutual funds of $139.5 million.

  Income from Continuing Operations

     Income from continuing operations, which includes realized investment gains, for the nine months ended September 30, 1997 was $61.8 million, or $2.67 per share, reflecting a 17.9% increase in income and a 19.2% increase in income per share compared to the same period in 1996. The Company's share repurchase program had a minimal impact on earnings and earnings per share for the first nine months of 1997; however, the impact will be recognized more fully in future quarters. After tax realized investment gains were $2.1 million for the nine months ended September 30, 1997, compared to $1.7 million for the same period in 1996. Income from continuing operations for the nine months ended September 30, 1996 also reflected the costs of the early redemption of $100 million of convertible notes of $0.9 million, or $0.04 per share.

  Net Income

     Net income, which includes discontinued operations, was $58.3 million, or $2.52 per share, for the nine months ended September 30, 1997, compared to $48.8 million, or $2.08 per share, for the same period in 1996, an increase of 21.2% on a per share basis.

     The Company has accelerated the timetable for its withdrawal from the group medical insurance business anticipating termination of more than 90% of that business by December 1997 and the remaining business in 1998. As a result of this acceleration and higher-than-expected claims, net income for the three and nine months ended September 30, 1997 includes an after tax charge of $3.5 million, or $0.15 per share, for anticipated additional losses during the remainder of the phase-out period.

     The discontinued group medical business operating loss was $3.6 million for the nine months ended September 30, 1996. The Company's net income for the year ended December 31, 1996 included an after tax charge of $3.9 million for anticipated losses during the two year phase-out period for the discontinued group medical insurance business.

Liquidity and Financial Resources

  Investments

     The Company's investment strategy emphasizes high quality investment grade, publicly traded fixed income securities. At September 30, 1997, fixed income securities comprised 95.2% of total investments. Of the fixed income investment portfolio, 93.5% was investment grade and 99.6% was publicly traded. The average quality of the total fixed income portfolio was A+ at September 30, 1997.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.3 years at September 30, 1997 and
4.4 years at December 31, 1996. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 70% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $76.1 million for the nine months ended September 30, 1997 compared to $102.7 million for the same period in 1996 with the decrease primarily due to an increase in federal income tax payments. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements.
The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 1997 without prior approval are approximately $89 million. In 1997, the Company received approval from the Illinois and California Departments of Insurance for extraordinary dividends and a total of $70 million in extraordinary dividends have been paid by the property and casualty subsidiaries. HMEC used cash from the extraordinary dividends primarily to repurchase shares of the Company's common stock. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for HMEC's capital needs.

  Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first nine months of 1997, net cash provided by investing activities was $45.1 million. This net amount reflects $768.4 million in purchases of fixed maturity investments, funded by net investment sales or maturities of $813.5 million.

  Financing Activities

     Financing activities include the receipt and withdrawal of funds by annuity policyholders, payment of scheduled dividends, transactions related to the Company's common stock and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the nine months ended September 30, 1997 were $9.4 million. In 1997, the Company paid fees of $1.3 million related to the catastrophe-linked equity put which augments its reinsurance program and such fees were charged directly to additional paid-in capital.

     For the nine months ended September 30, 1997, receipts from annuity contracts of $143.9 million were greater than contract maturities and withdrawals of $122.0 million. Net transfers to variable annuity assets were $84.0 million during the first nine months of 1997 compared to $63.0 million during the same period in 1996. Interest-sensitive life account balances increased $1.1 million during the first nine months of 1997.

     Through September 30, 1997, the Company had repurchased 1,449,800 shares at an aggregate cost of $68.6 million, or $47.32 per share, which was financed primarily with cash from operations, including extraordinary dividends of $70.0 million from the property and casualty subsidiaries. Of these treasury shares, 293,200, 1,026,900 and 129,700 were repurchased during the first, second and third quarters, respectively, of 1997. During the nine months ended September 30, 1997, the Company received $11.7 million related to the exercise of common stock options.

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

     The total capital of the Company was $638.6 million at September 30, 1997, including $99.6 million of long-term debt and $42.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 20.1% as of September 30, 1997, compared to 20.6% as of December 31, 1996 with the change including the effects of the repurchase of shares for treasury stock. Total debt-to-capital at September 30, 1997 was 22.2%, well within the Company's target operating range of 20% to 25%.

     Shareholders' equity was $496.4 million at September 30, 1997, including an unrealized after tax gain in the Company's investment portfolio of $50.9 million and the related impact on deferred policy acquisition costs associated with interest-sensitive policies. The market value of the Company's common stock and the market value per share were $1,265.0 million and $56 1/8, respectively, at September 30, 1997. Book value per share was $22.02 at September 30, 1997, $19.76 excluding investment market value adjustments.

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

     As of September 30, 1997 and December 31, 1996, the Company had short-term debt comprised of $42.0 million and $34.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.1%, as of September 30, 1997. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1997 was 12.9x compared to 9.9x for the same period in 1996.

     Total shareholder dividends were $9.4 million for the nine months ended September 30, 1997.

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

                          PART II: OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

Item 6:  Exhibits and Reports on Form 8-K

         (a) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).
             (10) Material contracts:
                  10.1* Horace Mann Supplemental Employee Retirement Plan,
                        1997 Restatement.
             (11) Statement re computation of per share earnings.
             (27) Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HORACE MANN EDUCATORS CORPORATION
                                       (Registrant)



Date      November 14, 1997                Paul J. Kardos
     ---------------------------  ---------------------------------

                                  Paul J. Kardos, President and
                                   Chief Executive Officer



Date      November 14, 1997                Larry K. Becker
     ---------------------------  ---------------------------------

                                  Larry K. Becker, Executive
                                   Vice President and Chief
                                   Financial Officer