Form 10-K
period 1997-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 1998-03-30
CIK 850141

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1997
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
           1934
           For the transition period
           from                             to
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                          NAME OF EACH EXCHANGE ON
                  TITLE OF EACH CLASS                                         WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
        COMMON STOCK, PAR VALUE $0.001 PER SHARE                          NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1998, was approximately $1.5 billion.

    As of March 1, 1998, 44,028,744 shares of Common Stock, par value $0.001 per share, were outstanding, net of 15,193,796 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the 1998 Annual Meeting of Shareholders, exclusive of disclosures made pursuant to Regulation S-K, Section 402 (i), (k) and (l).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       HORACE MANN EDUCATORS CORPORATION
                                   FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997
                                     INDEX

    ITEM
   NUMBER                                                                                                           PAGE
-------------                                                                                                       -----
                                                           PART I

         1.    Business........................................................................................           1
         2.    Properties......................................................................................          26
         3.    Legal Proceedings...............................................................................          26
         4.    Submission of Matters to a Vote of Security Holders.............................................          26

                                                          PART II

         5.    Market for Registrant's Common Equity and Related Stockholder Matters...........................          27
         6.    Selected Financial Data.........................................................................          27
         7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........          28
         8.    Consolidated Financial Statements and Supplementary Data........................................          28
         9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          28

                                                          PART III

        10.    Directors and Executive Officers of the Registrant..............................................          28
        11.    Executive Compensation..........................................................................          28
        12.    Security Ownership of Certain Beneficial Owners and Management..................................          28
        13.    Certain Relationships and Related Transactions..................................................          28

                                                          PART IV

        14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          28
               SIGNATURES......................................................................................          32
               Index to Financial Information..................................................................         F-1

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

    The Company sells and services its products primarily through an exclusive sales force of full-time agents employed by the Company. The Company's agents sell only the Company's products. Many of the Company's agents are former educators who utilize their contacts within, and knowledge of, the target market. Compensation for sales agents includes an incentive element based upon the profitability of the business they write.

    The Company's insurance premiums written and contract deposits for the year ended December 31, 1997 were $771.3 million and operating income (income from continuing operations before realized investment gains and losses and debt retirement costs) was $83.6 million. The Company's total assets were $4.1 billion at December 31, 1997. The property and casualty segment accounted for 59% of the Company's insurance premiums written and contract deposits for the year ended December 31, 1997, while accounting for 62% of earnings from continuing operations before interest and taxes for the period. The annuity and life insurance segments together accounted for 41% of insurance premiums written and contract deposits for the year ended December 31, 1997 (26% and 15%, respectively), and provided 41% (25% and 16%, respectively) of earnings from continuing operations before interest and taxes for the period.

    In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company stopped writing new group medical insurance policies in January 1997, terminated 95% of that business by December 1997, and will terminate the remaining group medical insurance policies in 1998. In the Company's financial statements and discussions of operating results, group medical results are reported separately as discontinued operations.

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

    One of the reasons why the Company's property and casualty lines have performed better than the industry is the Company's property and casualty expense ratio, which has been consistently better than the industry ratio since 1983. During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1997 was 19.4%, well within the lowest 20% of expense ratios of the 100 largest property and casualty groups, based on A.M. Best's reports.

    At December 31, 1997, the accumulated value of annuity contracts was $2.3 billion. For the year ended December 31, 1997, 92% of the accumulated cash value of the Company's annuity business remained on deposit. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of the annuity. Tax-qualified annuities represented 95% of the Company's annuity policy reserves at December 31, 1997, and, generally, a penalty is imposed under the Internal Revenue Code of 1986, as amended, on amounts withdrawn from tax-qualified annuities prior to age 59 1/2.

    The investment portfolio of the Company, including variable annuity assets under management of $960 million, had an aggregate market value of $3.7 billion at December 31, 1997. Investments other than variable annuity assets consist principally of investment grade publicly traded fixed income securities. At December 31, 1997, investments in non-investment grade securities represented 6.0% of total investments excluding variable annuity assets. There are no significant investments in mortgage loans and real estate or privately placed securities.

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

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the periods in the five year period ended December 31, 1997 have been audited by KPMG Peat Marwick LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                              YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                 1997       1996       1995       1994       1993
                                                               ---------  ---------  ---------  ---------  ---------
                                                                   (Dollars in millions, except per share data)
STATEMENT OF OPERATIONS DATA:
Insurance premiums written and contract deposits.............  $   771.3  $   704.8  $   654.0  $   637.3  $   589.1
Insurance premiums and contract charges earned...............      542.7      502.7      485.4      472.4      437.9
Net investment income........................................      198.9      198.6      198.4      185.3      184.2
Net investment income, after tax.............................      132.6      132.4      132.2      124.9      123.2
Realized investment gains (losses)...........................        5.3        2.5        8.6       (0.9)      26.8
Total revenues...............................................      746.9      703.8      692.4      656.8      648.9
Amortization of intangible assets(1).........................       10.7       11.2       11.7       12.6       13.1
Interest expense.............................................        9.4       10.5       11.6        9.5        9.1
Income from continuing operations before income taxes........      119.6      100.6      103.6       86.2      112.8
Income from continuing operations............................       87.1       73.8       75.2       64.6       76.8
Discontinued operations(2)...................................       (3.5)      (9.2)      (1.2)         -        0.4
Income before extraordinary item.............................       83.6       64.6       74.0       64.6       77.2
Extraordinary item(3)........................................          -          -          -       (1.7)         -
Net income...................................................       83.6       64.6       74.0       62.9       77.2
Operating income(4)..........................................       83.6       73.1       70.9       65.2       59.4
Ratio of earnings to fixed charges(5)........................       13.7x      10.6x       9.9x      10.1x      13.4x
PER SHARE DATA(6):
Basic:
  Operating income(4)........................................  $    1.82  $    1.56  $    1.42  $    1.13  $    1.03
  Realized investment gains (losses), after tax..............       0.08       0.03       0.11      (0.01)      0.30
  Income from continuing operations..........................       1.90       1.57       1.50       1.12       1.33
  Discontinued operations(2).................................      (0.08)     (0.19)     (0.02)     (0.01)         -
  Income before extraordinary item...........................       1.82       1.38       1.48       1.11       1.33
  Net income.................................................       1.82       1.38       1.48       1.09       1.33
Diluted:
  Operating income(4)........................................  $    1.80  $    1.54  $    1.33  $    1.08  $    0.99
  Realized investment gains (losses), after tax..............       0.07       0.03       0.10      (0.01)      0.27
  Income from continuing operations..........................       1.87       1.55       1.41       1.07       1.26
  Discontinued operations(2).................................      (0.07)     (0.19)     (0.02)         -       0.01
  Income before extraordinary item...........................       1.80       1.36       1.39       1.07       1.27
  Net income.................................................       1.80       1.36       1.39       1.04       1.27
Shares of Common Stock--weighted average:
  Basic......................................................       45.8       47.0       50.1       57.9       57.9
  Diluted....................................................       46.5       47.6       56.3       64.1       64.1
Cash dividends...............................................  $  0.2825  $    0.22  $    0.18  $   0.145  $    0.12
BALANCE SHEET DATA, AT YEAR END:
Total investments............................................  $ 2,769.0  $ 2,784.3  $ 2,798.5  $ 2,533.4  $ 2,493.8
Total assets.................................................    4,131.9    3,861.0    3,662.3    3,285.5    3,147.6
Short-term debt..............................................       42.0       34.0       75.0          -          -
Long-term debt...............................................       99.6       99.6      100.0      100.0      111.7
Total shareholders' equity...................................      506.0      484.4      470.2      412.0      429.9
Book value per share(6)(7)...................................  $   11.43  $   10.25  $   10.05  $    7.11  $    7.42
SEGMENT INFORMATION:
Insurance premiums written and contract deposits
  Property and casualty......................................  $   458.0  $   427.1  $   405.8  $   398.8  $   366.0
  Annuity....................................................      199.2      166.9      142.9      136.6      123.4
  Life.......................................................      114.1      110.8      105.3      101.9       99.7
    Total....................................................      771.3      704.8      654.0      637.3      589.1
Operating income(4)
  Property and casualty......................................  $    61.4  $    54.0  $    56.4  $    52.6  $    44.9
  Annuity....................................................       19.3       16.3       14.8       14.2       11.7
  Life.......................................................       12.9       12.1       10.4        7.7        9.6
  Corporate and other, including interest expense............      (10.0)      (9.3)     (10.7)      (9.3)      (6.8)
    Total....................................................       83.6       73.1       70.9       65.2       59.4

                                                        (CONTINUED ON NEXT PAGE)

                                                                              YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                 1997       1996       1995       1994       1993
                                                               ---------  ---------  ---------  ---------  ---------
                                                                   (Dollars in millions, except per share data)
STATUTORY OPERATING DATA(8):
Property and casualty:
  Loss and loss adjustment expense ratio.....................       71.7%      74.1%      73.5%      73.8%      73.6%
  Expense ratio..............................................       19.4%      19.4%      19.8%      19.8%      19.6%
  Combined loss and expense ratio(9).........................       91.1%      93.5%      93.3%      93.7%      93.3%
  Industry average combined loss and expense ratio(10).......      101.8%     105.8%     106.4%     108.4%     106.9%
  Personal lines industry segment average combined loss and
    expense ratio(10)........................................      100.1%     104.9%     103.5%     104.5%     103.9%
Annuity accumulated value on deposit.........................  $ 2,314.2  $ 2,075.5  $ 1,866.0  $ 1,673.2  $ 1,584.5
Life insurance in force......................................  $  11,188  $  10,645  $  10,235  $   9,707  $   9,281
Adjusted capital and surplus of insurance subsidiaries
  (includes investment reserves)(11).........................  $   372.3  $   404.6  $   389.8  $   358.3  $   344.2

------------

(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of Allegiance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Year Ended December 31, 1997 Compared with Year Ended December 31, 1996."

(2) In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business and during 1997 the Company accelerated the withdrawal. Group medical results net of taxes are reported separately as discontinued operations and 1997 and 1996 include additional after tax charges of $3.5 million, or $0.07 per diluted share, and $3.9 million, or $0.08 per diluted share, respectively, for estimated losses during the phase-out period.

(3) The extraordinary item for the year ended December 31, 1994 represents a non-recurring loss from early retirement of debt and is net of tax benefits.

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

(6) Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to outstanding warrants, common stock options and Director Stock Plan units, and prior to their early retirement in February 1996, the convertible notes were considered potentially dilutive securities for purposes of calculating diluted earnings per share. Shares and per share amounts for all periods have been restated to reflect the Company's two-for-one stock split.

(7) Due to the adoption by the Company on January 1, 1994 of Financial Accounting Standard No. 115 ("FAS 115"), total shareholders' equity included an increase, net of taxes, of $62.2 million, $29.7 million and $76.2 million at December 31, 1997, 1996 and 1995, respectively, and a reduction, net of tax benefits, of $70.9 million at December 31, 1994. Excluding the FAS 115 market value accounting for investments, book value per share was $10.03, $9.62, $8.42 and $8.34 at December 31, 1997, 1996, 1995 and 1994,
    respectively.

(8) Statutory data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices and filed with insurance regulatory authorities.

(9) Property and casualty combined loss and expense ratio includes policyholder dividends.

(10) Source: Best's Aggregates and Averages (1994 through 1997 Eds.). The industry averages for the year ended December 31, 1997 are from Review Preview, A Special Supplement to Best's Review and BestWeek,
    Property/Casualty Edition, January 1998, published by A.M. Best.

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

                INSURANCE PREMIUMS WRITTEN AND CONTRACT DEPOSITS
                             (Dollars in millions)

                                                             YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------
                                                 1997                  1996                  1995
                                         --------------------  --------------------  --------------------
Property and casualty..................  $   458.0       59.4% $   427.1       60.6% $   405.8       62.0%
Annuity................................      199.2       25.8      166.9       23.7      142.9       21.9
Life...................................      114.1       14.8      110.8       15.7      105.3       16.1
                                         ---------  ---------  ---------  ---------  ---------  ---------
        Total..........................  $   771.3      100.0% $   704.8      100.0% $   654.0      100.0%
                                         ---------  ---------  ---------  ---------  ---------  ---------
                                         ---------  ---------  ---------  ---------  ---------  ---------

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

  EXCLUSIVE AGENCY FORCE

    A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time agents who are employees of the Company. As of December 31, 1997, the Company employed 1,070 full-time agents. Many of these agents were previously teachers or other members of the education profession. The Company's agents market and write the full range of the Company's products. They are under contract to market and write only those products authorized by the Company.

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

    The Company's agents pre-underwrite policy applicants. The Company structures its agent compensation to provide incentives for agents to adhere to the Company's underwriting standards and practices and business growth plans. Agent compensation after an initial two-year period is comprised entirely of commissions and incentive bonuses based on profitability of insurance written, retention of customers and sales. In 1997, incentive bonuses represented 26% of compensation for agents with more than two years of experience with the Company with more than 90% of the bonuses based on profitability. The profitability related portion of agent compensation is based on loss ratios in the case of property and casualty policies, where permitted by law, and persistency in the case of life policies. Management believes that this compensation structure, which rewards the individual agent's selection of profitable business, helps to produce profitable business.

  ALTERNATE DISTRIBUTION PROGRAM

    The Company has established an alternate distribution marketing program to develop new sales channels that supplement and complement the exclusive agency force. As of December 31, 1997, the Company had established relationships with 88 educator credit unions in 31 states. At some of those credit unions, a salaried representative of the Company is available to meet with prospective customers, while other of those credit unions refer their members to the Company for their insurance needs.

  GEOGRAPHIC COMPOSITION OF BUSINESS

    The Company's business is geographically diversified. Based on direct insurance premiums earned and contract deposits for all continuing product lines for the year ended December 31, 1997, the top five states and their portion of total premium were North Carolina, 8.1%; Texas, 6.8%; Illinois, 5.2%; Minnesota, 5.2%; and California, 4.8%.

    HMEC's property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 1997:

                  PROPERTY AND CASUALTY SEGMENT TOP TEN STATES
                             (Dollars in millions)

                                                                         PROPERTY AND CASUALTY
                                                                                SEGMENT
                                                                       --------------------------
                                                                          DIRECT        PERCENT
STATE                                                                   PREMIUMS(1)    OF TOTAL
---------------------------------------------------------------------  -------------  -----------
Texas................................................................    $    33.7           7.6%
North Carolina.......................................................         32.5           7.3
California...........................................................         30.8           6.9
Minnesota............................................................         27.9           6.3
Massachusetts........................................................         25.5           5.7
Florida..............................................................         23.5           5.3
Pennsylvania.........................................................         22.6           5.1
South Carolina.......................................................         19.9           4.4
Michigan.............................................................         19.9           4.4
Georgia..............................................................         15.9           3.6
                                                                       -------------       -----
        Total of top ten states......................................        252.2          56.6
All other areas......................................................        193.3          43.4
                                                                       -------------       -----
        Total direct premiums........................................    $   445.5         100.0%
                                                                       -------------       -----
                                                                       -------------       -----

---------

(1) Defined as earned premiums before reinsurance and is determined under statutory accounting practices.

    HMEC's principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 1997:

               COMBINED LIFE AND ANNUITY SEGMENTS TOP TEN STATES
                             (Dollars in millions)

                                                                DIRECT PREMIUMS AND     PERCENT
STATE                                                          CONTRACT DEPOSITS(1)    OF TOTAL
-------------------------------------------------------------  ---------------------  -----------
North Carolina...............................................        $    27.8               9.1%
Illinois.....................................................             26.1               8.6
Virginia.....................................................             17.4               5.7
Texas........................................................             16.9               5.6
Tennessee....................................................             16.6               5.5
Indiana......................................................             14.9               4.9
Minnesota....................................................             10.8               3.5
Wisconsin....................................................             10.5               3.4
South Carolina...............................................              9.8               3.2
Pennsylvania.................................................              9.0               3.0
                                                                       -------             -----
        Total of top ten states..............................            159.8              52.5
All other areas..............................................            144.5              47.5
                                                                       -------             -----
        Total direct premiums................................        $   304.3             100.0%
                                                                       -------             -----
                                                                       -------             -----

---------

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

    From 1984 to September 1993 and beginning again in September 1996, NEA purchased from the Company educator professional liability insurance for its members. Premium from this product represents less than 2% of all insurance premiums written and contract deposits of the Company. Between September 1993 and September 1996, the Company did not write this policy.

    It is the practice of NEA and affiliated state and local education associations to "sponsor" various insurance products and services, including those of the Company and its competitors. "Sponsorship" is generally determined independently by each of these organizations. Being "sponsored" generally means that NEA and such state and local associations evaluate a product, authorize the use of their names in connection with the marketing of the product and, in some instances, recommend that their membership consider buying the product. From time to time during the past 25 years, NEA has sponsored various Company products and currently sponsors the Company's homeowners policy, which was co-sponsored by 41 NEA-affiliated state associations as of December 31, 1997. In each of the Company's last three fiscal years, the Company's homeowners policy was the only product of the Company that was sponsored by NEA (exclusive of the educator professional liability insurance policy purchased by NEA in 1996 and
1997). NEA-affiliated education associations in 40 states sponsor products of the Company other than homeowners. NEA-affiliated education associations in 46 states sponsor one or more of the Company's products. In many cases, associations that sponsor one of the Company's products also sponsor competing products. The Company does not pay NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for advertising that appears in NEA and state education association publications.

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

    The American Federation of Teachers ("AFT") is the nation's second largest teachers' union representing approximately 700,000 educators. NEA and AFT have moved further in their discussions regarding creation of a new, unified organization of educators. Delegates from NEA and AFT will vote during the Summer of 1998 on whether to approve the NEA and AFT merger. If approved, the merger would be completed by the year 2002. At the present time, the Company does not have any relationship with the AFT and such a merger could expand sponsorship opportunities within the Company's target market.

PROPERTY AND CASUALTY

    The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 1997 represented 78% of property and casualty net written premiums. Homeowners insurance represented 21% of property and casualty premiums and the educator professional liability insurance represented the remaining 1% of the Company's property and casualty premiums. As of December 31, 1997, the Company had approximately 586,000 voluntary automobile policies in force with annual premiums of approximately $384 million and approximately 251,000 homeowners policies in force with annual premiums of approximately $96 million. Voluntary automobile policies exclude those policies described in "Business--Regulation--Mandatory Insurance Facilities" and assigned risk policies. See "Business--Corporate Strategy and Marketing--National, State and Local Education Associations."

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

                         PROPERTY AND CASUALTY SEGMENT
                   SELECTED HISTORICAL FINANCIAL INFORMATION
                             (Dollars in millions)

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1997       1996       1995
                                                                           ---------  ---------  ---------
STATEMENT OF OPERATIONS DATA:
    Insurance premiums written...........................................  $   458.0  $   427.1  $   405.8
    Insurance premiums earned............................................      447.2      413.2      403.8
    Net investment income................................................       41.7       46.4       48.8
    Realized investment gains............................................        1.9        0.2        2.9
    Income before income taxes...........................................       80.6       70.6       75.3
    Net income before realized investment gains..........................       61.4       54.0       56.4
    Net income...........................................................       62.7       54.1       58.3
    Net investment income, after tax.....................................       30.4       33.5       35.0
    Catastrophe losses, after tax........................................        4.0       13.6        9.0
STATUTORY OPERATING STATISTICS:
    Loss and loss adjustment expense ratio...............................       71.7%      74.1%      73.5%
    Expense ratio........................................................       19.4%      19.4%      19.8%
    Combined loss and expense ratio (including policyholder dividends)...       91.1%      93.5%      93.3%
    Combined loss and expense ratio before catastrophes (including
      policyholder dividends)............................................       89.7%      88.5%      89.9%

                                                        (CONTINUED ON NEXT PAGE)

                         PROPERTY AND CASUALTY SEGMENT
             SELECTED HISTORICAL FINANCIAL INFORMATION--(CONTINUED)
                             (Dollars in millions)

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1997       1996       1995
                                                                           ---------  ---------  ---------
GAAP OPERATING STATISTICS:
    Loss and loss adjustment expense ratio...............................       71.7%      74.1%      73.6%
    Expense ratio........................................................       19.6%      19.8%      20.1%
    Combined loss and expense ratio (including policyholder dividends)...       91.3%      93.9%      93.7%
    Combined loss and expense ratio before catastrophes (including
      policyholder dividends)............................................       89.9%      88.9%      90.3%
AUTOMOBILE AND HOMEOWNERS (VOLUNTARY):
    Insurance premiums written...........................................  $   431.0  $   400.0  $   381.8
    Insurance premiums earned............................................      421.5      390.0      378.9
    Policies in force (in thousands).....................................        837        786        743

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

            PROPERTY AND CASUALTY COMBINED LOSS AND EXPENSE RATIO(1)

                                                                                                       PROPERTY AND
                                                                     THE          PERSONAL LINES         CASUALTY
                                                                 COMPANY(2)     INDUSTRY SEGMENT(3)     INDUSTRY(3)
                                                                -------------  ---------------------  ---------------
Year Ended December 31,
    1997......................................................         91.1%             100.1%              101.8%
    1996......................................................         93.5              104.9               105.8
    1995......................................................         93.3              103.5               106.4
    1994......................................................         93.7              104.5               108.4
    1993......................................................         93.3              103.9               106.9
    1992......................................................         97.1              112.5               115.7
    1991......................................................         98.4              107.1               108.8
    1990......................................................        101.8              109.8               109.6
    1989......................................................        106.9              109.9               109.2
    1988......................................................         99.6              105.5               105.4

---------

(1) Combined loss and expense ratio includes policyholder dividends and is determined according to statutory accounting practices.

(2) The Company did not have any California property and casualty business during each of the years from 1989 through 1993.

(3) Source: Best's Aggregates and Averages (1989 through 1997 Eds.). 1997 is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 1998, published by A.M. Best.

    Catastrophe losses before federal income tax benefits for the Company and the property and casualty industry for the nine years ended December 31, 1997 were as follows:

                               CATASTROPHE LOSSES
                             (Dollars in millions)

                                                                                                     PROPERTY AND
                                                                                           THE         CASUALTY
                                                                                       COMPANY(1)     INDUSTRY(2)
                                                                                      -------------  -------------
Year Ended December 31,
    1997............................................................................    $     6.2     $   2,560.0
    1996............................................................................         20.9         7,375.0
    1995............................................................................         13.9         7,425.0
    1994............................................................................         17.0        17,030.0
    1993............................................................................          8.5         5,705.0
    1992............................................................................         13.3        22,870.0
    1991............................................................................         10.3         4,698.0
    1990............................................................................          5.8         2,560.0
    1989............................................................................         12.2         7,371.0

---------

(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses. The Company's individually significant catastrophe losses net of reinsurance were as follows:

       1997--$1.4 million, July 1997 wind/hail/tornadoes; $1.1 million, Denver, Colorado hailstorm.

       1996--$8.2 million, Hurricane Fran.

       1995--$2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane
       Opal.

       1994--$6.0 million, Northridge, California earthquake.

       1993--$2.2 million, East Coast blizzard.

       1992--$1.9 million, Hurricane Andrew.

       1991--$1.0 million, Hurricane Bob.

       1990--$2.8 million, Denver, Colorado hailstorm.

       1989--$4.0 million, Hurricane Hugo.

(2) Source: Insurance Trends, Property--Casualty Edition, First Quarter 1998, published by Conning & Company. These amounts are before reinsurance and federal income tax benefits and exclude all loss adjustment expenses.

    During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1997 was 19.4%, well within the lowest 20% of expense ratios of the 100 largest property and casualty groups, based on A.M. Best's reports.

    The table below compares the Company's expense ratios with published industry averages.

                     PROPERTY AND CASUALTY EXPENSE RATIO(1)

                                                                                                           PROPERTY AND
                                                                      THE            PERSONAL LINES          CASUALTY
                                                                  COMPANY(2)       INDUSTRY SEGMENT(3)      INDUSTRY(3)
                                                                ---------------  -----------------------  ---------------
Year ended December 31,
    1997......................................................          19.4%                24.1%                26.7%
    1996......................................................          19.4                 23.4                 26.3
    1995......................................................          19.8                 23.7                 26.1
    1994......................................................          19.8                 23.5                 26.0
    1993......................................................          19.6                 23.9                 26.2
    1992......................................................          19.6                 24.4                 26.5
    1991......................................................          19.8                 24.7                 26.4
    1990......................................................          19.1                 24.3                 26.0
    1989......................................................          19.0                 24.5                 26.0
    1988......................................................          18.7                 24.4                 25.7

---------

(1) Determined according to statutory accounting practices.

(2) The Company did not have any California property and casualty business during each of the years from 1989 through 1993.

(3) Source: Best's Aggregates and Averages (1989 through 1997 Eds.). The 1997 personal lines result is an estimate from A.M. Best. The 1997 total industry result is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 1998, published by A.M. Best.

  PROPERTY AND CASUALTY RESERVES

    In the last ten consecutive years the Company's property and casualty reserves have developed cumulative redundancies. Reserves for claims and claims expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. The Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses.

    The Company establishes property and casualty claim reserves to cover its estimated ultimate liability for claims and claim adjustment expenses with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles ("GAAP"), no reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the property and casualty operations are significantly influenced by estimates of property and casualty claims and claims expense reserves. These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the date of the financial statements.

    The reserve estimates are based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. The establishment of reserves, including reserves for catastrophes, is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. The Company regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be needed.

    Due to the inherent uncertainty in estimating reserves for claims and claims expenses, there can be no assurance that ultimate liabilities will not exceed amounts reserved, with a resulting adverse effect on the Company. Management believes that the Company's overall reserve levels at December 31, 1997 are adequate to meet its future obligations.

    The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claims expense reserve, displayed individually for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross (before reinsurance) balances are reflected in the Consolidated Balance Sheets also listed on page F-1 of this report.

  RECONCILIATION OF PROPERTY AND CASUALTY CLAIMS AND CLAIMS EXPENSES RESERVES
                             (Dollars In millions)

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1997       1996       1995
                                                                           ---------  ---------  ---------
Gross reserves, beginning of year........................................  $   340.4  $   369.7  $   389.1
    Less reinsurance recoverables........................................       34.1       23.8       19.5
                                                                           ---------  ---------  ---------
Net reserves, beginning of year..........................................      306.3      345.9      369.6
                                                                           ---------  ---------  ---------
Incurred claims and claims expense:
    Claims occurring in the current year.................................      365.9      368.6      352.5
    Decrease in estimated reserves for claims occurring in prior years(1):
        Policies written by the Company..................................      (40.2)     (56.4)     (49.8)
        Business assumed from state reinsurance facilities...............       (4.9)      (6.1)      (5.8)
                                                                           ---------  ---------  ---------
            Total decrease...............................................      (45.1)     (62.5)     (55.6)
                                                                           ---------  ---------  ---------
        Total claims and claims expenses incurred........................      320.8      306.1      296.9
                                                                           ---------  ---------  ---------
Claims and claims expense payments for claims occurring during:
    Current year.........................................................      209.2      206.4      179.8
    Prior years..........................................................      148.6      139.3      140.8
                                                                           ---------  ---------  ---------
        Claims and claims expense payments...............................      357.8      345.7      320.6
                                                                           ---------  ---------  ---------
Net reserves, end of period..............................................      269.3      306.3      345.9
    Plus reinsurance recoverables........................................       41.3       34.1       23.8
                                                                           ---------  ---------  ---------
Gross reserves, end of period(2).........................................  $   310.6  $   340.4  $   369.7
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

---------

(1) Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.

(2) Unpaid claims and claim expenses as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $11.7 million, $17.2 million and $15.0 million at December 31, 1997, 1996 and 1995, respectively, in addition to property and casualty reserves.

    The provision for claims and claims expenses for insured events in prior years decreased by $45.1 million, $62.5 million and $55.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The favorable claim development results primarily from improving trends in the frequency and severity of voluntary automobile claims. Future reserve releases, if any, will depend on the continuation of the favorable claim trends.

    The year-end 1997 gross reserves of $310.6 million for property and casualty insurance claims and claims expenses, as determined under GAAP, were $41.3 million more than the reserve balance of $269.3 million recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third parties that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting.

    The decline in reserves during 1997 reflects favorable reserve development resulting from improving trends in the frequency and severity of voluntary automobile claims. Other factors have contributed to the decline in reserves, including the Company's focus on containing legal costs associated with settling automobile liability claims, a customer service program which has accelerated payment of property damage and collision claims by approximately 5 days, commutation of a portion of the Company's reinsurance coverage from prior years, and a reduction in reserves from state insurance facilities for involuntary automobile business.

  ANALYSIS OF CLAIMS AND CLAIMS EXPENSE RESERVES

    The claim reserve development table below illustrates the change over time of the net reserves established for property and casualty insurance claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

    In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 1996 to be $150 thousand was first reserved in 1987 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1987 - 1995 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

                             PROPERTY AND CASUALTY
                 CLAIMS AND CLAIMS EXPENSE RESERVE DEVELOPMENT
                             (Dollars in millions)

                                                                            DECEMBER 31,
                                       --------------------------------------------------------------------------------------
                                         1987       1988       1989       1990       1991       1992       1993       1994
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross reserves for property and
  casualty claims and claims
  expenses, beginning of year........  $   268.0  $   307.2  $   320.9  $   319.4  $   331.5  $   358.2  $   373.5  $   389.1
Deduct: Reinsurance recoverables.....       25.4       29.4       46.9       20.9       14.8       17.7       21.6       19.5
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net reserves for property and
  casualty claims and claims
  expenses, beginning of year........     242.6]      277.8      274.0      298.5      316.7      340.5      351.9      369.6
Increase in reserves due to purchase
  of Allegiance Insurance Company:
    Gross reserves for property and
      casualty claims and claims
      expenses.......................          -          -          -          -          -          -       30.6          -
    Deduct: Reinsurance
      recoverables...................          -          -          -          -          -          -        0.6          -
                                       ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Net reserves for property and
      casualty claims and claims
      expenses.......................          -          -          -          -          -          -       30.0          -
Paid cumulative as of:
    One year later...................      115.6      120.2      115.0      111.3      116.1      117.6      133.4      140.8
    Two years later..................      163.5      175.9      163.9      167.4      170.0      169.6      190.5      194.5
    Three years later................      194.3      204.3      192.6      197.1      197.2      197.8      218.4      224.2
    Four years later.................      208.3      220.1      208.2      212.9      212.1      213.6      234.1
    Five years later.................      215.6      227.7      216.4      220.7      220.5      222.6
    Six years later..................      218.9      232.2      219.3      225.3      224.8
    Seven years later................      220.8      234.0      221.7      228.2
    Eight years later................      221.6      235.5      223.2
    Nine years later.................      222.4      236.6
    Ten years later..................      223.3
Reserves reestimated as of:
    End of year......................      242.6      277.8      274.0      298.5      316.7      340.5      381.9      369.6
    One year later...................      244.1      275.6      265.9      279.9      297.3      306.1      327.6      314.0
    Two years later..................      243.1      269.2      254.5      266.7      272.1      267.7      281.9      269.2
    Three years later................      243.3      259.0      239.4      246.7      246.8      246.4      258.1      251.4
    Four years later.................      235.4      243.0      233.2      236.5      235.2      233.3      249.3
    Five years later.................      226.0      239.7      227.8      232.4      229.8      229.7
    Six years later..................      224.7      239.3      225.4      230.8      230.1
    Seven years later................      225.0      237.4      224.9      231.1
    Eight years later................      224.1      237.5      225.2
    Nine years later.................      224.0      238.1
    Ten years later..................      224.5
Reserve redundancy--Initial net
  reserves in excess of reestimated
  reserves:
    Amount...........................  $    18.1  $    39.7  $    48.8  $    67.4  $    86.6  $   110.8  $   132.6  $   118.2
    Percent..........................        7.5%      14.3%      17.8%      22.6%      27.3%      32.5%      34.7%      32.0%

Gross reestimated
  liability--latest..................                                                                               $   282.9
Reestimated reinsurance
  recoverables-- latest..............                                                                                    31.5
                                                                                                                    ---------
Net reestimated liability--latest....                                                                                   251.4
Gross cumulative excess..............                                                                               $   106.2
                                                                                                                    ---------
                                                                                                                    ---------









                                         1995       1996       1997
                                       ---------  ---------  ---------
Gross reserves for property and
  casualty claims and claims
  expenses, beginning of year........  $   369.7  $   340.4  $   310.6
Deduct: Reinsurance recoverables.....       23.8       34.1       41.3
                                       ---------  ---------  ---------
Net reserves for property and
  casualty claims and claims
  expenses, beginning of year........      345.9      306.3      269.3
Increase in reserves due to purchase
  of Allegiance Insurance Company:
    Gross reserves for property and
      casualty claims and claims
      expenses.......................          -          -          -
    Deduct: Reinsurance
      recoverables...................          -          -          -
                                       ---------  ---------  ---------
    Net reserves for property and
      casualty claims and claims
      expenses.......................          -          -          -
Paid cumulative as of:
    One year later...................      139.3      148.6
    Two years later..................      195.3
    Three years later................
    Four years later.................
    Five years later.................
    Six years later..................
    Seven years later................
    Eight years later................
    Nine years later.................
    Ten years later..................
Reserves reestimated as of:
    End of year......................      345.9      306.3      269.3
    One year later...................      283.4      261.2
    Two years later..................      249.6
    Three years later................
    Four years later.................
    Five years later.................
    Six years later..................
    Seven years later................
    Eight years later................
    Nine years later.................
    Ten years later..................
Reserve redundancy--Initial net
  reserves in excess of reestimated
  reserves:
    Amount...........................  $    96.3  $    45.1
    Percent..........................       27.8%      14.7%
Gross reestimated
  liability--latest..................  $   278.1  $   298.3
Reestimated reinsurance
  recoverables-- latest..............       28.5       37.1
                                       ---------  ---------
Net reestimated liability--latest....      249.6      261.2
Gross cumulative excess..............  $    91.6  $    42.1
                                       ---------  ---------
                                       ---------  ---------

    As the table above illustrates, the Company's net reserve for property and casualty insurance claims and claims expense at the end of 1996 developed favorably in 1997 by $45.1 million, comparable to favorable development of the gross reserves of $42.1 million.

  PROPERTY AND CASUALTY REINSURANCE

    All reinsurance is obtained through contracts which generally are renewed each calendar year; however, approximately one half of the catastrophe reinsurance program effective January 1, 1998 is a three year contract with rate guarantees. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant. Past due reinsurance recoverables as of December 31, 1997 were also insignificant.

    The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the United States. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, the purchase of catastrophe reinsurance, and the purchase of a catastrophe-linked equity put option.

    The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $65 million per occurrence in 1997 and $80 million in 1998. This program is augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. For liability coverages, in both 1997 and 1998, including the educator professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. The Company also reinsures each property loss above a retention of $500,000 up to $1.5 million.

    The following table identifies the Company's most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company's aggregate reinsured coverage and their rating by Standard & Poor's Corporation ("S&P" or "Standard & Poor's") and A.M. Best. No other single reinsurer's percentage participation in 1998 or 1997 exceeds 5%.

         PROPERTY CATASTROPHE REINSURANCE PARTICIPANTS IN EXCESS OF 5%

                                                                                           PARTICIPATION
 S&P     A.M. BEST                                                                         -----------
RATING    RATING                 REINSURER                           PARENT                1998   1997
------   ---------   ---------------------------------  ---------------------------------  ----   ----
 A+       A          Lloyd's of London Syndicates*                                          16%    18%
 AA-      A+         AXA Reinsurance Company            AXA Group                           13%     7%
 AAA      A+         St. Paul Fire and Marine           The St. Paul Companies, Inc.
                       Insurance Company                                                    10%     7%
 AAA      A++        American Re-insurance Company      Muenchener Rueckversicherungs-
                                                          Gesellschaft AG (Munich Re) of
                                                          Germany                            6%     0%
 NR       A++        Erie Insurance Exchange                                                 5%    **
 A        NR         G.I.O. Australia Holdings, Ltd.                                         0%     6%
 AAA      A+         Munich American Reinsurance        Muenchener Rueckversicherungs-
                       Company                            Gesellschaft AG (Munich Re) of
                                                          Germany                            0%     5%

---------

    NR--Not rated.

    * For 1998, the 16% participation by Lloyd's of London in the Company's catastrophe reinsurance program is disbursed among 22 syndicates, each providing less than 5% of the Company's aggregate reinsured catastrophe risk.

    **  Less than 5%.

    For 1998, 95% of the Company's property catastrophe reinsurers were rated "A- (Excellent)" or above by A.M. Best.

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

    The Company sells fixed and variable tax-qualified annuities. Under the fixed annuities, both the principal and a rate of return are guaranteed. Variable annuity contract deposits are invested as designated by the contractholder in mutual funds managed by the Company--a common stock fund, a bond fund, a combination bond and stock fund, and a short-term fund; and beginning in 1997--a small cap growth fund, an international equity fund, and a socially responsible fund. Total accumulated fixed and variable annuity cash value on deposit at December 31, 1997 of $2,314.2 million increased $238.7 million, or 11.5%, compared to December 31, 1996. This increase resulted from a net increase in funds on deposit of 10.5% plus net increases in market value of underlying mutual funds of $27.7 million. The liability for all annuity contracts issued by the Company on a generally accepted accounting principles ("GAAP") basis is established at the contract's accumulated cash value before reduction for surrender charges.

    For the year ended December 31, 1997, 92% of the accumulated cash value of the Company's annuity business remained on deposit, compared to average retention of 90% for stock life insurance companies for 1996, as reported by A.M. Best. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of the annuity. Tax-qualified annuities represented 95% of the Company's annuity policy reserves at December 31, 1997, and, generally, a penalty is imposed under the Internal Revenue Code of 1986, as amended, on amounts withdrawn from tax-qualified annuities prior to age 59 1/2.

  SELECTED HISTORICAL FINANCIAL INFORMATION FOR ANNUITY SEGMENT

    The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                ANNUITY SEGMENT
                   SELECTED HISTORICAL FINANCIAL INFORMATION
               (Dollars in millions, unless otherwise indicated)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
    Contract deposits......................................................  $     199.2  $     166.9  $     142.9
    Contract charges earned................................................         12.6          9.2          6.8
    Net investment income..................................................        113.1        111.4        110.3
    Net interest margin (without realized gains)...........................         36.6         34.7         35.8
    Net margin (includes contract charges earned)..........................         49.2         43.9         42.6
    Realized investment gains..............................................          2.2          1.6          4.3
    Income before income taxes.............................................         32.0         26.5         27.1
    Net income before realized investment gains............................         19.3         16.3         14.8
    Net income.............................................................         20.7         17.4         17.6
OPERATING STATISTICS:
    Fixed annuity:
        Accumulated value..................................................  $   1,354.5  $   1,390.6  $   1,378.4
        Accumulated value persistency......................................         91.7%        93.9%        94.5%
    Variable annuity accumulated value.....................................  $     959.7  $     684.9  $     487.6
    Number of contracts in force...........................................      112,162      106,476      101,641
    Average accumulated cash value (in dollars)............................  $    20,633  $    19,493  $    18,358
    Average annual deposit by policyholders (in dollars)...................  $     2,485  $     2,382  $     2,350
    Maturity schedule for all annuity contracts
        Matured............................................................  $     195.7  $     184.4  $     176.8
        5 years or less....................................................        424.4        397.9        371.7
        After 5 years through 10 years.....................................        489.6        408.9        351.5
        After 10 years through 20 years....................................        793.9        732.8        664.9
        After 20 years.....................................................        410.6        351.5        301.1
            Total accumulated cash value...................................  $   2,314.2  $   2,075.5  $   1,866.0
    Annuity contracts terminated due to surrender, death, maturity or other:
        Number of contracts................................................        6,945        5,977        5,645
        Amount.............................................................  $     116.7  $      90.9  $      90.0
    Accumulated fixed annuity value grouped by applicable surrender charge:
        0%.................................................................  $     326.3  $     344.6  $     364.9
        5% and greater but less than 10%...................................        808.9        827.5        804.6
        10% and greater....................................................        137.5        141.2        138.2
        Supplementary contracts with life contingencies not subject to
          discretionary withdrawal.........................................         81.8         77.3         70.7
            Total accumulated fixed annuity value..........................  $   1,354.5  $   1,390.6  $   1,378.4

LIFE

    The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 1984, the Company introduced "Experience Life," a flexible life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 1997 the Company had in force approximately 102,000 Experience Life policies representing approximately $6.8 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $72.9 million. The Company's traditional term, whole life and group life business in force consists of approximately 151,000 policies, representing approximately $4.4 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $27.4 million as of December 31, 1997. In 1997, the Company introduced a new series of five limited duration term life insurance products. The Company does not charge any penalty for withdrawal of life insurance cash values. The life segment also includes the Company's group life and group disability income business which represented approximately 2% of all insurance premiums written and contract deposits of the Company.

    During 1997, the average face amount of ordinary life insurance policies issued by the Company was $101,077 and the average face amount of all ordinary life insurance policies it has in force was $50,998. A.M. Best reported that during 1996, for stock life insurance companies, the average face amount of ordinary life insurance policies issued was $76,193 and the average face amount of all ordinary life insurance policies in force was $47,803. The maximum life insurance risk retained by the Company is $200,000 combined for group and individual coverages on any individual life. Any risk in excess of $200,000 is reinsured. All of the Company's life reinsurers are rated "A (Excellent)" or above by A.M. Best.

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

                                  LIFE SEGMENT
                   SELECTED HISTORICAL FINANCIAL INFORMATION
               (Dollars in millions, unless otherwise indicated)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
    Insurance premiums and contract deposits...............................  $     114.1  $     110.8  $     105.3
    Insurance premiums and contract charges earned.........................         82.9         80.3         74.8
    Net investment income..................................................         43.7         41.7         39.8
    Realized investment gains..............................................          1.0          0.7          1.4
    Income before income taxes.............................................         20.9         19.1         17.4
    Net income before realized investment gains............................         12.9         12.1         10.4
    Net income.............................................................         13.6         12.5         11.2
OPERATING STATISTICS:
    Life insurance in force:
        Ordinary life......................................................  $    10,241  $     9,682  $     9,304
        Group life.........................................................          947          963          931
            Total..........................................................       11,188       10,645       10,235
    Number of policies in force:
        Ordinary life......................................................      200,811      199,031      198,541
        Group life.........................................................       51,895       55,525       53,225
            Total..........................................................      252,706      254,556      251,766
    Average face amount in force (in dollars):
        Ordinary life......................................................  $    50,998  $    48,650  $    46,900
        Group life.........................................................       18,248       17,350       17,500
            Total..........................................................       44,273       41,800       40,650
    Persistency rate (ordinary life insurance in force)....................         93.0%        92.0%        92.2%
    Lapse ratio (ordinary life insurance in force).........................          7.0%         8.0%         7.8%
    Ordinary life insurance terminated due to death, surrender, lapse or other:
        Face amount of insurance surrendered or lapsed.....................  $     771.4  $     862.1  $     808.1
            Number of policies.............................................        9,571        9,660        9,380
        Amount of death claims.............................................  $      22.0  $      22.4  $      19.3
            Number of death claims.........................................        1,834        1,305        1,166

    Acquired Immune Deficiency Syndrome ("AIDS") is expected to affect mortality adversely for the life insurance industry although the extent of the impact cannot be predicted at this time. Where permitted by law, the Company has responded by considering AIDS information in underwriting and pricing decisions. From 1993 through 1997, the Company has paid $3.1 million in death benefits under 80 individual life policies due to known AIDS-related deaths, representing 3% of total death benefits paid during this period.

INVESTMENTS

    The Company's investments are selected to balance the objectives of minimizing interest rate exposure, providing a high current yield and protecting principal. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded bonds. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as an adjustment to the valuation reserve and a new cost basis is established. At December 31, 1997, investments in non-investment grade securities represented 6.0% of total investments. There are no significant investments in mortgage loans and real estate or privately placed securities.

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

    The following table sets forth the carrying and market values of the Company's investment portfolio as of December 31, 1997:

                              INVESTMENT PORTFOLIO
                             (Dollars in millions)

                                                  PERCENTAGE               CARRYING VALUE
                                                   OF TOTAL     -------------------------------------
                                                   CARRYING                  LIFE AND   PROPERTY AND    AMORTIZED
                                                     VALUE        TOTAL      ANNUITY      CASUALTY        COST
                                                 -------------  ----------  ----------  -------------  -----------
PUBLICLY TRADED FIXED MATURITY SECURITIES AND
  CASH EQUIVALENTS:
    U.S. government and agency obligations(1):
        Mortgage-backed securities.............         19.5%   $    539.2  $    440.3    $    98.9     $   521.5
        Other..................................          8.2         228.0       207.1         20.9         222.8
    Investment grade corporate and public
      utility bonds............................         40.8       1,131.0       972.5        158.5       1,082.2
    Municipal bonds............................          8.7         241.8        29.3        212.5         228.1
    Other mortgage-backed securities...........         10.7         296.5       253.5         43.0         290.1
    Non-investment grade corporate and public
      utility bonds(2).........................          6.0         164.9       101.6         63.3         155.1
    Foreign government bonds...................          1.0          27.7        27.7            -          26.4
    Short-term investments(3)..................          1.5          41.0        34.2          6.8          41.0
                                                       -----    ----------  ----------  -------------  -----------
            Total publicly traded securities...         96.4       2,670.1     2,066.2        603.9       2,567.2
                                                       -----    ----------  ----------  -------------  -----------
OTHER INVESTMENTS:
    Private placements, all investment
      grade(4).................................          0.4           9.7         9.5          0.2           9.4
    Mortgage loans and real estate(5)..........          1.4          38.1        38.1            -          38.1
    Policy loans and other.....................          1.8          51.1        49.7          1.4          51.1
                                                       -----    ----------  ----------  -------------  -----------
            Total other investments............          3.6          98.9        97.3          1.6          98.6
                                                       -----    ----------  ----------  -------------  -----------
            Total investments(6)...............        100.0%   $  2,769.0  $  2,163.5    $   605.5     $ 2,665.8
                                                       -----    ----------  ----------  -------------  -----------
                                                       -----    ----------  ----------  -------------  -----------

---------

(1) Includes $364.9 million market value of investments guaranteed by the full faith and credit of the United States government and $402.3 million market value of federally sponsored agency securities.

                                                        (CONTINUED ON NEXT PAGE)

---------
(2) A NON-INVESTMENT GRADE RATING IS ASSIGNED TO A SECURITY WHEN IT IS ACQUIRED, PRIMARILY ON THE BASIS OF THE STANDARD & POOR'S CORPORATION ("S&P") RATING FOR SUCH SECURITY, OR IF THERE IS NO S&P RATING, THE MOODY'S INVESTORS SERVICE, INC. ("MOODY'S") RATING FOR SUCH SECURITY, OR IF THERE IS NO S&P OR MOODY'S RATING, THE NATIONAL ASSOCIATION OF INSURANCE COMMISSIONERS (THE "NAIC") RATING FOR SUCH SECURITY.

(3) SHORT-TERM INVESTMENTS MATURE WITHIN ONE YEAR OF BEING ACQUIRED AND ARE CARRIED AT COST, WHICH APPROXIMATES MARKET VALUE. SHORT-TERM INVESTMENTS INCLUDE $31.8 MILLION IN A MONEY MARKET FUND RATED "AAA" (S&P OR ITS EQUIVALENT), $9.1 MILLION IN CORPORATE BONDS AND $0.1 MILLION IN CERTIFICATES OF DEPOSIT.

(4) MARKET VALUES FOR PRIVATE PLACEMENTS ARE ESTIMATED BY THE COMPANY WITH THE ASSISTANCE OF ITS INVESTMENT ADVISORS.

(5) MORTGAGE LOANS ARE CARRIED AT AMORTIZED COST OR UNPAID PRINCIPAL BALANCE LESS VALUATION RESERVES AND REAL ESTATE ACQUIRED IN THE SETTLEMENT OF DEBT IS CARRIED AT THE LOWER OF COST OR MARKET. CARRYING VALUE IS NET OF A $2.3 MILLION VALUATION RESERVE FOR ANTICIPATED LOSSES.

(6) APPROXIMATELY 7% OF THE COMPANY'S INVESTMENT PORTFOLIO, HAVING A CARRYING VALUE OF $183.2 MILLION AS OF DECEMBER 31, 1997, CONSISTED OF SECURITIES WITH SOME FORM OF CREDIT SUPPORT, SUCH AS INSURANCE. ALL OF THESE SECURITIES HAVE THE HIGHEST INVESTMENT GRADE RATING.

  FIXED MATURITY SECURITIES

    The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 1997:

                     RATING OF FIXED MATURITY SECURITIES(1)
                             (Dollars in millions)

                                                                        PERCENT
                                                                       OF TOTAL
                                                                       CARRYING     CARRYING    AMORTIZED
                                                                         VALUE       VALUE        COST
                                                                      -----------  ----------  -----------
AAA.................................................................        42.7%  $  1,126.8   $ 1,092.3
AA..................................................................         7.1        188.3       179.3
A...................................................................        20.3        534.6       512.4
BBB.................................................................        23.3        613.8       585.3
BB..................................................................         1.6         43.1        40.5
B...................................................................         4.0        106.2        99.7
CCC or lower........................................................         0.1          1.4         3.2
Not rated(2)........................................................         0.9         24.6        22.9
                                                                           -----   ----------  -----------
    Total...........................................................       100.0%  $  2,638.8   $ 2,535.6
                                                                           -----   ----------  -----------
                                                                           -----   ----------  -----------

---------

(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2) This category includes $14.9 million of publicly rated securities not currently rated by S&P, Moody's or the NAIC and $9.7 million of private placement securities not rated by either S&P or Moody's. The NAIC has rated 90.7% of these private placements as investment grade. $0.8 million of the remaining $0.9 million of private placements were rated as investment grade by the NAIC in 1995 and are under review for the assignment of a current rating.

    At December 31, 1997, 29.8% of the Company's fixed maturity securities portfolio was scheduled to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of United States governmental agencies, represented 30.2% of the total investment portfolio at December 31, 1997. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

    The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of
(i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 1998 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $82 million.

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

COMPETITION

    The Company operates in a highly competitive environment. There are numerous insurance companies that compete with the Company, although management believes that the Company is one of the few multi-line insurance companies to target the nation's teachers as its primary market . In some specific instances and geographic locations competitors have specifically targeted the teacher marketplace with specialized products and programs. The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance.

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

    Each of HMEC's principal insurance subsidiaries is rated "AA- (Excellent)" for claims-paying ability by Standard & Poor's. S&P publications define claims-paying ability ratings as follows. A Standard & Poor's insurance claims-paying ability rating is an opinion of an operating insurance company's financial capacity to meet the obligations of its insurance policies in accordance with their terms. This opinion is not specific to any particular insurance policy or contract, nor does it address the suitability of a particular insurance policy or contract for a specific purpose or purchaser. Furthermore, the opinion does not take into account deductibles, surrender or cancellation penalties, the timeliness of payment, or the likelihood of the use of a defense such as fraud to deny claims. Claims-paying ability ratings do not refer to an insurer's ability to meet nonpolicy obligations (i.e., debt contracts). The claims-paying ability ratings are based on current information furnished by the insurance company or obtained by S&P from other sources it considers reliable. S&P does not perform an audit in connection with any rating and may, on occasion, rely on unaudited financial information. The ratings may be changed, suspended, or withdrawn as a result of changes in, or unavailability of, such information or based on other circumstances. Claims-paying ability ratings are divided into two broad classifications. Rating categories from "AAA" to "BBB" are classified as "secure" claims-paying ability ratings and are used to indicate insurers whose financial capacity to meet policyholder obligations is viewed, on balance, as sound. Among factors considered in placing insurers within the spectrum of "secure" rating categories is the time frame within which policyholder security could be damaged by adverse economic and underwriting conditions. That time frame grows shorter as ratings move down the "secure" rating scale. Rating categories from "BB" to "CC" are classified as "vulnerable" claims-paying ability ratings and are used to indicate insurers whose financial capacity to meet policyholder obligations is viewed as vulnerable to adverse economic and underwriting conditions. Claims-paying ability ratings are assigned at the request of the insurers and based on extensive quantitative and qualitative analysis including consideration of ownership and support factors, if applicable. The rating process includes meetings with insurers' management. Plus (+) and minus (-) signs show relative standing within a category; they do not suggest likely upgrades or downgrades. Insurers rated "AAA" offer superior financial security on an absolute and relative basis. Capacity to meet policyholder obligations is overwhelming under a variety of economic and underwriting conditions. Insurers rated "AA" offer excellent financial security. Capacity to meet policyholder obligations is strong under a variety of economic and underwriting conditions.

    HMIC, TIC and Allegiance are rated "A+ (Superior)" and HMLIC is rated "A (Excellent)" by A.M. Best. Ratings for the industry range from "A++ (Superior)" to "F (In Liquidation)", and some companies are not rated. Publications of A.M. Best indicate that the "A++ and A+ (Superior)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, superior financial strengths, operating performance and market profile when compared to the standards established by A.M. Best and have a very strong ability to meet their ongoing obligations to policyholders. The "A and A- (Excellent)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, excellent financial strengths, operating performance and market profile when compared to the standards established by A.M. Best and have a strong ability to meet their ongoing obligations to policyholders. In evaluating a company's financial strength, operating performance and market profile, A.M. Best reviews the company's leverage/capitalization, capital structure/holding company, quality and appropriateness of reinsurance program, adequacy of loss/policy reserves, quality and diversification of assets, liquidity, profitability, revenue composition, management experience and objectives, market risk, competitive market position, spread of risk and event risk. A.M. Best's ratings are based on factors relevant to policyholders, agents, insurance brokers and intermediaries and are not directed to the protection of investors.

    HMLIC is rated "AA" for claims paying ability by Duff & Phelps. Duff & Phelps' life insurance company Claims Paying Ability ("CPA") ratings provide analytical insight into the ability of a company to meet its current and future policyholder obligations on a timely basis. According to Duff & Phelps publications, the approach used to analyze an insurance company's claims paying ability is prospective in nature. The long duration of liabilities of the typical life insurance company requires a forward-looking analysis of the risks the company faces. The analytical process stresses the current financial position of the company, as well as an assessment of how future operations and developments will either positively or negatively affect that position. A key part of the overall CPA rating process is an annual meeting with the senior executives who set the future direction of the company. Regular contact with company representatives throughout the year supplements this process. The process used to determine a CPA rating is comprehensive and combines quantitative and qualitative analysis of both public and non-public information. The CPA ratings use a scale of "AAA (Highest claims paying ability--the risk factors are negligible)" through "DD (Company is under an order of liquidation)." The CPA rating of "AA" is assigned for very high claims paying ability. The protection factors are strong; risk is modest, but may vary slightly over time due to economic and/or underwriting conditions. A CPA rating only indicates an insurance company's ability to make timely payment of policyholder obligations. It does not refer to the ability of either the rated company or its affiliates to meet nonpolicyholder obligations, such as debt repayment or payment of preferred dividends. The most important factors considered in the qualitative analysis are: the company's competitive position and the strength of the enterprise, the insurer's various risk exposures and its defensive characteristics, the relationship of the rated entity to either parent, affiliate, or subsidiary, and the strengths and capabilities of the company's management.

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

    The NAIC annually calculates financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Separate ratios are established for property and casualty and life insurance companies. Departure from the usual range in any of the ratios could lead to inquiries from individual state regulators, and further investigation or other actions may result. In 1996, no unusual ratios were reported by the principal insurance subsidiaries of HMEC.

    As part of their regulatory oversight process, state insurance departments routinely conduct detailed financial examinations (generally not more frequently than once every three years) of the books, records and accounts of insurance companies domiciled in their states. Typically, such examinations are conducted concurrently by two or three states under guidelines promulgated by the NAIC. The last financial examinations for the Company's principal insurance subsidiaries, HMLIC, HMIC and TIC, occurred during 1993 for the period ended December 31, 1992. A financial examination of Allegiance was completed for the period ended December 31, 1994. Routine examinations of HMLIC, HMIC and TIC for the five year period ended December 31, 1997 and of AIC for the three year period ended December 31, 1997 were initiated in January 1998. Management believes that HMEC and its subsidiaries are in compliance in all material respects with all applicable regulatory requirements.

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

  ASSESSMENTS AGAINST INSURERS

    Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insurance company insolvencies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and most assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company paid $0.6 million, $0.8 million and $0.9 million in connection with insurer insolvency proceedings for the years ended December 31, 1997, 1996 and 1995, respectively, of which $0.6 million, $0.6 million and $0.9 million for the same periods, respectively, is recoverable as premium tax credits in future periods.

  MANDATORY INSURANCE FACILITIES

    The Company is required to participate in various mandatory insurance facilities in amounts related to the amount of the Company's direct writings in the applicable state. In 1997, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $0.8 million before federal income taxes.

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

EMPLOYEES

    At December 31, 1997, the Company had approximately 2,700 employees, including 1,070 full-time agents. The Company has no collective bargaining agreement with any employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    HMEC's common stock began trading on the New York Stock Exchange ("NYSE") in November 1991 under the symbol of HMN at a price of $9 per share. The following table sets forth the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated. All per share amounts have been restated to reflect the Company's December 1997 two-for-one stock split.

                                                                              MARKET PRICE
                                                                          --------------------  DIVIDEND
FISCAL PERIOD                                                               HIGH        LOW       PAID
------------------------------------------------------------------------  ---------  ---------  ---------
1997:
    Fourth Quarter......................................................  $ 29 23/32  $27       $ 0.08
    Third Quarter.......................................................    28 5/8     24 9/16    0.0675
    Second Quarter......................................................    25 1/2     21         0.0675
    First Quarter.......................................................    23 3/4     19 5/16    0.0675
1996:
    Fourth Quarter......................................................  $ 20 3/8    $15 3/4   $ 0.055
    Third Quarter.......................................................    17 15/16   14 9/16    0.055
    Second Quarter......................................................    16 3/4     14         0.055
    First Quarter.......................................................    17 7/8     14 5/8     0.055

    As of March 1, 1998, the approximate number of holders of common stock was 12,000.

    In February 1997, the Board authorized the fifth consecutive annual increase in the Company's dividend since the Company's initial public offering in 1991 and increased the quarterly dividend by 22.7% to $0.0675 per share. In December 1997, in conjunction with the Company's two-for-one stock split, the Board of Directors authorized the sixth increase in the Company's dividend. The regular quarterly dividend increased by 18.5% to $0.08 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

    In January 1998, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock up to $100 million. Based on the market price of the Company's common stock at the time, $100 million represented approximately 8% of the Company's then outstanding shares. During 1997, the Company repurchased 3,720,600 shares, 8% of the Company's shares outstanding at December 31, 1996, at an aggregate cost of $91.8 million under a $100 million stock repurchase program announced in February 1997. Under the share repurchase program, shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares is financed through use of cash and, if needed, the existing bank line of credit.

    During 1997, options were exercised for the issuance of 731,924 shares, 1.5% of the Company's shares outstanding at December 31, 1996.

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

ITEM 6. SELECTED FINANCIAL DATA

    The information required by Item 301 of Regulation S-K is contained in the table in Item 1-- "Business--Selected Historical Consolidated Financial Data."

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) The following consolidated financial statements of the Company listed below are contained in the Index to Financial Information on Page F-1 herein:

      Consolidated Balance Sheets as of December 31, 1997, 1996 and 1995.

      Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.

      Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

  (a)(2) The following consolidated financial statement schedules of the Company listed below are contained in the Index to Financial Information on page F-1 herein:

      Schedule I--Summary of Investments--Other than Investments in Related Parties.

      Schedule II--Condensed Financial Information of Registrant.

      Schedules III and VI Combined--Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

      Schedule IV--Reinsurance.

  (a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT
NO.            DESCRIPTION
---------      ------------------------------------------------------------------------------
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

       4.3     Form of Warrant (included in Exhibit 4.1).

EXHIBIT
NO.            DESCRIPTION
---------      ------------------------------------------------------------------------------
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

       4.5     Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.4).

       4.6     Certificate of Designations for HMEC Series A Cumulative Preferred Stock
               (included in Exhibit 10.12).

(10) Material contracts:

      10.1     Credit Agreement dated as of December 31, 1996 (the "Bank Credit Facility")
               among HMEC, certain banks named therein and Bank of America National Trust and
               Savings Association, as administrative agent (the "Agent"), incorporated by reference to Exhibit 10.1 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on
               March 26, 1997.

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

      10.4*    Horace Mann Educators Corporation Deferred Compensation Plan for Employees.

      10.5*    Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on
               March 27, 1992.

      10.(a)*  Specimen Employee Stock Option Agreement under the Horace Mann Educators
               Corporation 1991 Stock Incentive Plan.

      10.(b)*  Specimen Director Stock Option Agreement under the Horace Mann Educators
               Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit
               10.6 to HMEC's Annual Report on Form 10-K for the year ended December 31,
               1991, filed with the Securities and Exchange Commission on March 27, 1992.

      10.(c)*  Amendment to Horace Mann Educators Corporation 1991 Stock Incentive Plan,
               dated September 11, 1996, incorporated by reference to Exhibit 10.2(c) to
               HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on November 14, 1996.

      10.6*    Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission on
               March 31, 1994.

EXHIBIT
NO.            DESCRIPTION
---------      ------------------------------------------------------------------------------
      10.7*    Specimen Continuation of Employment Agreement between HMEC and certain officers, incorporated by reference to Exhibit 10.21(a) to HMEC's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994, filed with the
               Securities and Exchange Commission on November 14, 1994.

      10.7(a)* Schedule of Continuation of Employment Agreements between HMEC and certain officers, incorporated by reference to Exhibit 10.21(b) to HMEC's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1994, filed with the
               Securities and Exchange Commission on November 14, 1994.

      10.8*    Horace Mann Incentive Compensation Program, incorporated by reference to
               Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December
               31, 1996, filed with the Securities and Exchange Commission on March 26, 1997.

      10.9*    Horace Mann Supplemental Employee Retirement Plan, 1997 Restatement,
               incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form
               10-Q for the quarter ended September 30, 1997, filed with the Securities and
               Exchange Commission on November 14, 1997.

      10.10*   Horace Mann Executive Supplemental Employee Retirement Plan, 1997 Restatement,
               incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1997, filed with the Securities and
               Exchange Commission on August 14, 1997.

      10.11*   Agreement entered by and between HMEC and Paul J. Kardos as of August 1, 1996, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1996, filed with the Securities and
               Exchange Commission on August 13, 1996.

      10.12    Catastrophe Equity Securities Issuance Option Agreement entered by and between
               HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from
               Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's
               Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 26, 1997.

(11) Statement re computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG Peat Marwick LLP.

(27) Financial Data Schedule.

    (b) No Reports on Form 8-K were filed by HMEC during the fourth quarter of 1997.

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

  HORACE MANN EDUCATORS CORPORATION

  By:       /s/ Paul J. Kardos
     ------------------------------
             Paul J. Kardos
     President and Chief Executive
                Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date(s) indicated.

Principal Executive Officer:                 Directors:

           /s/ Paul J. Kardos                           /s/ Ralph S. Saul
----------------------------------------    ----------------------------------------
             Paul J. Kardos                  Ralph S. Saul, Chairman of the Board of
   President, Chief Executive Officer                      Directors
             and a Director

Principal Financial Officer:

           /s/ Larry K. Becker                       /s/ William W. Abbott
----------------------------------------    -----------------------------------------
             Larry K. Becker                      William W. Abbott, Director
      Executive Vice President and
         Chief Financial Officer

Principal Accounting Officer:

           /s/ Roger W. Fisher                      /s/ Dr. Emita B. Hill
----------------------------------------    -----------------------------------------
             Roger W. Fisher                     Dr. Emita B. Hill, Director
      Vice President and Controller

                                                    /s/ Donald E. Kiernan
                                            ----------------------------------------
                                                 Donald E. Kiernan, Director

                                                    /s/ Jeffrey L. Morby
                                             ---------------------------------------
                                                 Jeffrey L. Morby, Director

                                                   /s/ Shaun F. O'Malley
                                             ---------------------------------------
                                                 Shaun F. O'Malley, Director

                                                     /s/ Charles A. Parker
                                             ---------------------------------------
                                                 Charles A. Parker, Director

                                                    /s/ William J. Schoen
                                             ---------------------------------------
                                                 William J. Schoen, Director

Dated: March 30, 1998.

                       HORACE MANN EDUCATORS CORPORATION
                         INDEX TO FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                            -----------
Management's Discussion and Analysis of Financial Condition and Results of Operations.....................         F-2

Report of Management Responsibility for Financial Statements..............................................        F-14

Independent Auditors' Report..............................................................................        F-15

Consolidated Balance Sheets...............................................................................        F-16

Consolidated Statements of Operations.....................................................................        F-17

Consolidated Statements of Changes in Shareholders' Equity................................................        F-18

Consolidated Statements of Cash Flows.....................................................................        F-19

Notes to Consolidated Financial Statements................................................................        F-20

Financial Statement Schedules.............................................................................        F-46

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

    Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

    - Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.

    - Prevailing interest rate levels, including the impact of interest rates on
      (i) unrealized gains and losses on the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital and (ii) the book yield of the Company's investment portfolio.

    - The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness or repurchase shares of the Company's outstanding common stock.

    - The frequency and severity of catastrophes such as hurricanes, earthquakes and storms, and the ability of the Company to maintain a favorable catastrophe reinsurance program.

    - Future property and casualty loss experience and its impact on estimated claims and claim adjustment expenses for losses occurring in prior years.

    - The Company's ability to develop and expand its agency force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.

    - The competitive impact of new entrants such as mutual funds and banks into the tax deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.

    - Changes in insurance regulations, including (i) those effecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.

    - Changes in federal income tax laws and changes resulting from federal tax audits effecting corporate tax rates or taxable income, and regulations changing the relative tax advantages of the Company's life and annuity products to customers.

    - The Company's ability to maintain favorable claims-paying ability ratings.

    - Adverse changes in policyholder mortality and morbidity rates.

DISCONTINUED OPERATIONS

    In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. In October 1997, the Company announced that it had accelerated its timetable for withdrawal from this business. The Company stopped writing new group medical insurance policies in January 1997, had terminated 95% of this business as of December 31, 1997 and will terminate the remaining group medical insurance policies in 1998. In the following discussions of results of operations, group medical results are reported separately as discontinued operations for all years.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  INSURANCE PREMIUMS AND CONTRACT CHARGES EARNED

    Insurance premiums and contract charges earned, which excludes annuity and life contract deposits, increased 8.0% for the year ended December 31, 1997, compared to 1996.

    Insurance premiums written and contract deposits of $771.3 million for the year ended December 31, 1997 increased 9.4%, compared to $704.8 million for 1996, driven principally by a 19.4% increase in annuity deposits and a 7.2% growth in property and casualty premiums written. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, increased 9.8% to $744.3 million for the year ended December 31, 1997, compared to $677.7 million for 1996. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written for the year ended December 31, 1997 decreased 16.3% compared to 1996.

    Automobile (excluding involuntary) and homeowners earned premiums increased 8.1% to $421.5 million for the year ended December 31, 1997, compared to $390.0 million for 1996, primarily as a result of a 6.5% increase in automobile (excluding involuntary) and homeowners policies in force. The 837,000 automobile (excluding involuntary) and homeowners policies in force at December 31, 1997 represented an increase of 51,000 policies since December 31, 1996.

    Automobile (excluding involuntary) and homeowners premiums written increased 7.8% to $431.0 million for the year ended December 31, 1997, compared to $400.0 million for 1996. Premium rate increases which averaged approximately 2% in 1997 contributed a similar increase to the 1997 growth in premiums written. For the year ended December 31, 1997, new direct premiums written of $49.9 million increased 6.4% compared to $46.9 million for last year. Renewal direct premiums written of $386.6 million for the year ended December 31, 1997 increased 8.3% compared to $357.0 million for 1996.

    Annuity contract charges earned increased 37.0% to $12.6 million for the year ended December 31, 1997, compared to $9.2 million for 1996, due to a 40% increase in variable annuity cash value on deposit. Total annuity deposits received during the year ended December 31, 1997 increased 19.4% to $199.2 million, compared to $166.9 million for 1996, reflecting a $15.6 million, or 12.9%, increase in scheduled deposits for retirement annuities and a $16.7 million, or 36.5%, increase in rollover deposits from other companies and single premiums. Three new variable annuity funds were added to the Horace Mann family of funds in the first quarter of 1997 in response to educators' requests for additional investment options. The addition of a small cap growth fund, an international equity fund and a socially responsible fund brought the total variable annuity fund options to seven.

    For the year ended December 31, 1997, life insurance premiums and contract charges earned were $82.9 million, compared to $80.3 million for 1996, representing an increase of 3.2%. Life insurance in force on December 31, 1997 increased 5.1% compared to December 31, 1996. The lapse rate for life insurance in force of 7.0% for the year ended December 31, 1997 improved 1.0 percentage point compared to 8.0% reported for 1996. In the first quarter of 1997, the Company began selling five new term life products developed to meet customer needs. These products started to contribute to premium growth in the second quarter of 1997 and have generated approximately $2.4 million of premium through December 31, 1997.

  NET INVESTMENT INCOME

    Net investment income of $198.9 million for the year ended December 31, 1997 increased 0.2% compared to $198.6 million for 1996. The increase in net investment income was small compared to growth in the Company's business due to the utilization of capital for the share repurchase program and customers' preference for variable versus fixed annuity contracts. Investments (at amortized cost) decreased 2.6%, or $70.0 million, from December 31, 1996 due to utilization of capital for the share repurchase program. The pretax yield on average investments was 7.4% (4.9% after tax) for both of the years ended December 31, 1997 and 1996.

  REALIZED INVESTMENT GAINS AND LOSSES

    Realized investment gains were $5.3 million for the year ended December 31, 1997, compared to $2.5 million for 1996.

  BENEFITS, CLAIMS AND SETTLEMENT EXPENSES

    Total benefits, claims and settlement expenses increased 3.7% to $359.4 million for the year ended December 31, 1997, compared to $346.7 million for 1996.

    Property and casualty claims and settlement expenses were $320.8 million for the year ended December 31, 1997, compared to $306.1 million for 1996. The property and casualty loss ratio of 71.7% for the year ended December 31, 1997 was 2.4 percentage points less than the 74.1% reported for 1996. Losses from severe weather in 1996 were higher than those incurred in 1997. Catastrophe losses after reinsurance but before federal income tax benefits for the year ended December 31, 1997 were $6.2 million and accounted for 1.4 points on the loss ratio, compared to catastrophe losses of $20.9 million, 5.0 points on the loss ratio, for 1996. The provision for claims and claim adjustment expenses for insured events in prior years continued to reflect favorable development in both 1997 and 1996. Property and casualty claims and settlement expenses were reduced by a decrease in estimated losses and loss adjustment expenses for claims occurring in prior years of $45.1 million and $62.5 million for the years ended December 31, 1997 and 1996, respectively, including $5.9 million and $15.1 million for the three months ended December 31, 1997 and 1996, respectively.

    The Company's catastrophe reinsurance program covers 95% of catastrophe losses above a retention of $7.5 million up to $80 million for each catastrophe in 1998, $65 million in 1997. The Company's catastrophe reinsurance program is augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit.

    Life benefits were $38.6 million for the year ended December 31, 1997, reflecting a 4.9% decrease, compared to $40.6 million for 1996. 1997 reflected reduced individual life mortality experience compared to higher mortality in 1996. Also for the year ended December 31, 1996, claims for group disability business were unusually low and returned to more normal levels in 1997.

  INTEREST CREDITED TO POLICYHOLDERS

    Interest credited to policyholders was $97.2 million for the year ended December 31, 1997, 2.0% more than the $95.3 million interest credited for 1996. Interest credited to fixed annuity contracts decreased $0.2 million, or 0.3%, to $76.5 million for the year ended December 31, 1997, from $76.7 million for 1996. The fixed annuity average annual interest rate credited was 5.6% for the year ended December 31, 1997, compared to a rate of 5.7% for 1996. Fixed rate annuity accumulated deposits decreased 2.6% over the 12 months ended December 31, 1997.

    Life insurance interest credited increased $2.1 million, or 11.3%, to $20.7 million for the year ended December 31, 1997, compared to 1996, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

  POLICY ACQUISITION AND OPERATING EXPENSES

    Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the year ended December 31, 1997, policy acquisition and operating expenses of $150.6 million increased $12.4 million, or 9.0%, compared to $138.2 million for 1996. The 1997 property and casualty expense ratio of 19.4% was equal to 1996 and includes an increase in profitability bonuses to agents based on the excellent property and casualty operating results in 1997. This increase in agent profitability bonuses contributed two-tenths of a percentage point to the 1997 property and casualty expense ratio.

  AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets decreased by $0.5 million to $10.7 million for the year ended December 31, 1997, compared to $11.2 million for 1996, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

  INTEREST EXPENSE

    The Company's interest expense of $9.4 million for the year ended December 31, 1997 was $1.1 million, or 10.5%, less than 1996 as a result of repayments of borrowings in 1996 related to the repurchase of shares of its common stock during the second quarter of 1995. The debt to capital ratio of 21.8% as of December 31, 1997 was within the Company's target operating range of 20% to 25%.

  INCOME TAX EXPENSE

    The effective income tax rate was 27.2% for the year ended December 31, 1997 compared to the 26.6% effective income tax rate for 1996. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points in 1997 and 1996, and acquisition related tax benefits reduced the effective rate 6 percentage points in 1997 and 1996.

  OPERATING INCOME

    Operating income (income from continuing operations before realized investment gains and losses and 1996 debt retirement costs) was $83.6 million for the year ended December 31, 1997, compared to $73.1 million for 1996, an increase of 14.4%. Operating income in 1997 reflected favorable automobile underwriting results, unusually mild weather which benefited property insurance results and strong annuity results driven by business growth.

    Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $90.5 million for the year ended December 31, 1997, compared to $80.4 million for 1996.

    Property and casualty segment operating income was $61.4 million for the year ended December 31, 1997, compared to $54.0 million for 1996. Favorable automobile underwriting results and unusually mild weather which benefited property insurance results in 1997 compared to last year contributed to these results. For 1997, after tax catastrophe losses were $4.0 million, compared to $13.6 million for 1996. The property and casualty combined loss and expense ratio for the year ended December 31, 1997 was 91.1%, compared to the 93.5% reported for 1996. Before catastrophe losses, the combined loss and expense ratio was 89.7% for 1997, compared to 88.5% for the year ended December 31, 1996.

    Annuity segment operating income of $19.3 million for the year ended December 31, 1997 increased 18.4%, compared to the $16.3 million reported for 1996, reflecting 40.1% growth in variable annuity deposits and an increase of 12 basis points in the fixed net interest margin. Annuity segment profit continues to shift from the interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. Variable annuity deposits of $1.0 billion at December 31, 1997 were nearly double the amount on deposit at December 31, 1995. Total accumulated fixed and variable annuity deposits of $2,314.2 million increased $238.7 million, or 11.5%, compared to December 31, 1996. This increase resulted from a net increase in variable funds on deposit of $247.3 million, or 40.1%, plus net increases in market value of underlying mutual funds of $27.7 million, and a decrease in fixed annuity funds on deposit of $36.3 million, or 2.6%.

    Life insurance segment operating income was $12.9 million for the year ended December 31, 1997, compared to the $12.1 million reported for 1996. The 1997 life results reflect modest growth in business volume offset by a return to more normal levels of both group disability claims and individual life mortality experience, compared to lower-than-average disability claims and higher-than-average life mortality in 1996.

  INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations, which includes realized investment gains, for the year ended December 31, 1997 was $87.1 million, or $1.87 per diluted share, reflecting an 18.0% increase in income and a 20.6% increase in income per diluted share compared to 1996. The Company's share repurchase program reduced income by $2.3 million in 1997, while the program resulted in an increase of $0.03 in 1997 earnings per share. The full impact on earnings per share will be realized in 1998. After tax realized investment gains were $3.5 million for the year ended December 31, 1997, compared to $1.6 million for 1996. Income from continuing operations for the year ended December 31, 1996 also reflected the costs of the early redemption of $100 million of convertible notes of $0.9 million, or $0.02 per diluted share.

    The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings per Share," and restated all prior period earnings per share data.

  NET INCOME

    Net income, which includes discontinued operations, was $83.6 million, or $1.80 per diluted share, for the year ended December 31, 1997, compared to $64.6 million, or $1.36 per diluted share, for 1996, an increase of 32.4% on a per share basis.

    During 1997, the Company accelerated the timetable for its withdrawal from the group medical insurance business and terminated 95% of that business by December 1997. The remaining group medical business will be terminated in 1998. As a result of this acceleration and higher-than-expected claims, net income for the year ended December 31, 1997 includes an after tax charge of $3.5 million, or $0.07 per diluted share, for anticipated additional losses during the remainder of the phase-out period. The 1997 charge was recorded during the third quarter.

    The discontinued group medical business operating loss was $5.3 million for the year ended December 31, 1996. The Company's net income for the year ended December 31, 1996 also included an after tax charge of $3.9 million for anticipated losses during the two year phase-out period for the discontinued group medical insurance business.

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

    Automobile (excluding involuntary) and homeowners earned premiums increased 2.9% to $390.0 million for the year ended December 31, 1996, compared to $378.9 million for 1995, primarily as a result of a 5.8% increase in automobile (excluding involuntary) and homeowners policies in force, partially offset by a 0.7% decrease in average premium earned per automobile policy. The 786,000 automobile (excluding involuntary) and homeowners policies in force at December 31, 1996 represented an increase of 43,000 policies compared to December 31, 1995.

    Automobile (excluding involuntary) and homeowners premiums written increased 4.8% to $400.0 million for the year ended December 31, 1996, compared to $381.8 million for 1995. For the year ended December 31, 1996, new direct premiums written of $46.9 million increased 26.4% compared to $37.1 million for 1995. Renewal direct premiums written of $357.0 million for the year ended December 31, 1996 increased 2.2% compared to $349.3 million for 1995.

    Annuity contract charges earned increased 35.3% to $9.2 million for the year ended December 31, 1996, compared to $6.8 million for 1995, due to a 40% increase in variable annuity cash value on deposit. Total annuity deposits received during the year ended December 31, 1996 increased 16.8% to $166.9 million, compared to $142.9 million for 1995, reflecting a $7.1 million, or 6.2%, increase in scheduled deposits for retirement annuities and a $16.9 million, or 58.6%, increase in rollover deposits from other companies and single premiums.

    For the year ended December 31, 1996, life insurance premiums and contract charges earned were $80.3 million, compared to $74.8 million for 1995, representing an increase of 7.4%. Life insurance in force on December 31, 1996 increased 4.0% compared to a year earlier. The lapse rate for life insurance in force of 8.0% for the year ended December 31, 1996 increased slightly compared to 7.8% for 1995.

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

    Property and casualty claims and settlement expenses were $306.1 million for the year ended December 31, 1996, compared to $297.1 million for 1995. The property and casualty loss ratio was 74.1% for the year ended December 31, 1996, compared to 73.5% for 1995. For 1996, higher first quarter losses from severe winter weather and third quarter losses from hurricanes were partially offset by continued favorable trends in losses on voluntary automobile insurance for the year. Property and casualty claims and settlement expenses were reduced by a decrease in estimated losses and loss adjustment expenses for claims occurring in prior years of $62.5 million and $55.6 million for the years ended December 31, 1996 and 1995, respectively. Catastrophe losses after reinsurance but before federal income tax benefits for the year ended December 31, 1996 were $20.9 million, compared to catastrophe losses of $13.9 million for 1995. Hurricane Fran, which occurred during the third quarter of 1996, represented $8.2 million in losses.

    Life benefits were $40.6 million for the year ended December 31, 1996, reflecting a 5.2% increase, compared to $38.6 million for 1995. The increase in life benefits was comparable to the 7.4% increase in life earned premiums with higher than average mortality experience being more than offset by lower dividends to life policyholders and reduced claims from group disability business.

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

  POLICY ACQUISITION AND OPERATING EXPENSES

    Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the year ended December 31, 1996, policy acquisition and operating expenses of $138.2 million increased $0.6 million, or 0.4%, compared to $137.6 million for 1995. The 1996 property and casualty expense ratio improved to 19.4%, four-tenths of a percentage point lower than 19.8% for 1995.

  AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets decreased by $0.5 million to $11.2 million for the year ended December 31, 1996, compared to $11.7 million for 1995, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

  INTEREST EXPENSE

    The Company's interest expense of $10.5 million for the year ended December 31, 1996 was $1.1 million, or 9.5%, less than in 1995 as a result of repayments of borrowings related to the repurchase of shares of its common stock during the second quarter of 1995. The debt to capital ratio was reduced to 21.6% as of December 31, 1996, within the Company's target operating range of 20% to 25%.

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

    Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $80.4 million for the year ended December 31, 1996, compared to $78.5 million for 1995.

    Property and casualty segment operating income was $54.0 million for the year ended December 31, 1996, compared to $56.4 million for 1995. Higher first quarter 1996 losses from severe winter weather and after tax catastrophe losses of $5.5 million from hurricanes in the third quarter of 1996 were partially offset by continued favorable trends in voluntary automobile losses. For the year, after tax catastrophe losses were $13.6 million in 1996, compared to $9.0 million for 1995. The property and casualty combined loss and expense ratio for the year ended December 31, 1996 was 93.5%, compared to the 93.3% reported for 1995. Before catastrophe losses, the combined loss and expense ratio was 88.5% for 1996, compared to 89.9% for the year ended December 31, 1995.

    Annuity segment operating income of $16.3 million for the year ended December 31, 1996 increased 10.1%, compared to 1995, resulting primarily from an increase in cash value on deposit. Annuity segment profit has begun to shift from the interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. During 1997, variable mutual fund deposits increased 40.5%, and fees collected on those deposits increased 35.3%, compared to the year ended December 31, 1995. Total accumulated fixed and variable annuity cash value on deposit of $2,075.5 million increased $209.5 million, or 11.2%, compared to December 31, 1995. This increase resulted from a net increase in funds on deposit of 10.0% plus net increases in market value of underlying mutual funds of $26.7 million.

    Life insurance segment operating income of $12.1 million for the year ended December 31, 1996 increased 16.3% compared to the $10.4 million reported for 1995. The 1996 life results reflect growth in business volume and lower dividends to life policyholders, more than offsetting higher mortality experience, compared to 1995.

  INCOME FROM CONTINUING OPERATIONS

    Income from continuing operations, which includes realized investment gains, for the year ended December 31, 1996 was $73.8 million, or $1.55 per diluted share, reflecting a 1.9% decrease in income and a 9.9% increase in income per share on a fully diluted basis compared to 1995. The share repurchase completed in May 1995 and the redemption of the convertible notes in February 1996 resulted in decreases in shares and equivalent shares outstanding, increasing income per share from continuing operations. Realized investment gains after tax were $1.6 million for the year ended December 31, 1996, compared to $5.6 million for 1995. Income from continuing operations for the year ended December 31, 1996 reflects a reduction of $0.9 million, or $0.02 per diluted share, for the costs of the early redemption of $100 million of convertible notes. Income from continuing operations for the year ended December 31, 1995 included a reduction of $1.3 million, or $0.02 per diluted share, for the cost of the additional rights granted in connection with the share repurchase.

  NET INCOME

    Net income, which includes discontinued operations, was $64.6 million, or $1.36 per diluted share, for the year ended December 31, 1996 compared to $74.0 million, or $1.39 per diluted share, for 1995.

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

LIQUIDITY AND FINANCIAL RESOURCES

  INVESTMENTS

    The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At December 31, 1997, fixed income securities comprised 95.3% of total investments. Of the fixed income investment portfolio, 93.4% was investment grade and 99.6% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 1997.

    The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.3 years at December 31, 1997 and 4.4 years at December 31, 1996. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

  CASH FLOW

    The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow in excess of these amounts has been used to fund business growth, retire short-term debt, pay dividends to shareholders and repurchase shares of the Company's common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term notes.

  OPERATING ACTIVITIES

    As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $104.4 million for the year ended December 31, 1997 compared to $139.2 million for 1996 with the decrease primarily due to an increase in federal income tax payments. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

    Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 1998 without prior approval are approximately $82 million. In 1997, the Company received approval from the Illinois and California Departments of Insurance for extraordinary dividends and a total of $96 million in dividends was paid by the property and casualty subsidiaries. HMEC used cash from the dividends primarily to repurchase shares of the Company's common stock. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for HMEC's capital needs.

  INVESTING ACTIVITIES

    HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During 1997, net cash provided by investing activities was $66.1 million. This net amount reflects $1,044.2 million in purchases of fixed maturity investments, funded by net investment sales or maturities of $1,110.3 million.

  FINANCING ACTIVITIES

    Financing activities include primarily repurchases of the Company's common stock, payment of scheduled dividends, the receipt and withdrawal of funds by annuity policyholders and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the year ended December 31, 1997 were $13.0 million. In 1997, the Company paid fees of $1.3 million related to the catastrophe-linked equity put which augments its reinsurance program and such fees were charged directly to additional paid-in capital.

    For the year ended December 31, 1997, receipts from annuity contracts of $199.2 million were greater than contract maturities and withdrawals of $176.1 million. Net transfers to variable annuity assets were $121.8 million during 1997 compared to $86.1 million during 1996. Interest-sensitive life account balances increased $1.2 million during 1997.

    Through December 31, 1997, the Company had repurchased 3,720,600 shares of its common stock at an aggregate cost of $91.8 million, or $24.67 per share, under a $100 million share repurchase program announced in February 1997. The repurchase of these shares was financed primarily with cash from operations, including dividends of $96 million from the property and casualty subsidiaries which required prior regulatory approval. During the year ended December 31, 1997, the Company received $11.6 million related to the exercise of common stock options including tax benefits.

    In May 1995, the Company repurchased 13.0 million shares of its common stock at an aggregate price of $174.9 million, financed by cash provided by operating activities and $140.0 million borrowed under an existing bank line of credit. Short-term borrowings under the bank line of credit were subsequently reduced to $34 million and $75 million as of December 31, 1996 and 1995, respectively.

  CAPITAL RESOURCES

    Historically, the Company's insurance subsidiaries have generated capital in excess of what has been needed to support business growth. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to retire long-term debt, repurchase shares of its common stock, increase dividends to its shareholders and fulfill other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends. In January 1998, the Company's Board of Directors adopted an additional repurchase program for shares of the Company's common stock of up to $100 million.

    The total capital of the Company was $648.2 million at December 31, 1997, including $99.6 million of long-term debt and $42.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 19.7% as of December 31, 1997, compared to 20.6% as of December 31, 1996 with the change including the effects of the repurchase of shares for treasury stock. Total debt to capital at December 31, 1997 was 21.8%, well within the Company's target operating range of 20% to 25%.

    Shareholders' equity was $506.0 million at December 31, 1997, including an unrealized gain in the Company's investment portfolio of $62.2 million after taxes and the related impact on deferred policy acquisition costs associated with interest-sensitive policies. In December 1997, the Company's common stock was split two-for-one. The market value of the Company's common stock and the market value per share were $1,258.8 million and $28 7/16, respectively, at December 31, 1997. Book value per share was $11.43 at December 31, 1997, $10.03 excluding investment market value adjustments.

    In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes"), which will mature on January 15, 2006, at a discount of 0.5%. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (A-), Duff & Phelps Credit Rating Co. ("Duff & Phelps") (A), and Moody's Investors Service, Inc. ("Moody's") (Baa2) and are traded on the New York Stock Exchange (HMN 6 5/8). The net proceeds from the sale of the Senior Notes were used to finance the redemption of the Company's convertible notes.

    As of December 31, 1997 and 1996, the Company had short-term debt comprised of $42.0 million and $34.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or

Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.2%, as of December 31, 1997. The commitment for the Bank Credit Facility terminates on December 31, 2001.

    The Company's ratio of earnings to fixed charges for the year ended December 31, 1997 was 13.7x compared to 10.6x for 1996.

    Total shareholder dividends were $13.0 million for the year ended December 31, 1997. In February 1997, the Board authorized the fifth consecutive annual increase in the Company's dividend since the Company's initial public offering in 1991 and increased the quarterly dividend by 22.7% to $0.0675 per share. In November 1997, in conjunction with the Company's two-for-one stock split, the Board of Directors authorized the sixth increase to the Company's quarterly dividend, the second increase in 1997. The regular quarterly dividend increased by 19% to $0.08 per share on the post-split shares.

    In January 1998, the Company's Board of Directors adopted an additional repurchase program for shares of the Company's common stock of up to $100 million. Based on the market price of the Company's common shares at the time the Board adopted this program, $100 million would represent approximately 8% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase program will be financed through use of cash and, if needed, the Bank Credit Facility. At December 31, 1997, HMEC (the holding company) had cash and invested assets of $19.3 million available for the share repurchase program.

    During 1997, options were exercised for the issuance of 731,924 shares, 1.5% of the Company's shares outstanding at December 31, 1996.

    Beginning in 1997, the Company's catastrophe reinsurance program is augmented by a $100 million equity put. This equity put provides for an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed $80 million, the 1998 coverage limit of the reinsurance program.

YEAR 2000

    In 1990, the Company established programming standards to address the year 2000 for new computer systems. By early 1995, the Company had developed a comprehensive plan to address the issue and began converting its existing computer systems to be year 2000 compliant. At December 31, 1997, over 60% of all business applications, representing more than 40% of all of the Company's program code, were year 2000 compliant. Management anticipates completing conversion of the remaining internal business applications by the end of 1998. Vendors that have not already completed conversion have indicated their plans to become year 2000 compliant by the end of 1998. During 1999, additional testing of all systems and final reviews of individual personal computer applications will be completed.

    Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not expected to be incremental costs to the Company. The total cost of the compliance project is estimated to be $6 million, before tax benefits, and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through 1997 has expensed $3.3 million before tax benefits.

RECENT ACCOUNTING CHANGES

  COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which will be implemented in the Company's March 31, 1998 financial statements. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income will represent the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-owner sources. For the Company, it is anticipated that comprehensive income will be substantially equal to net income plus the change in net unrealized gains and losses on fixed maturities and equity securities for the period as shown in the Statement of Changes in Shareholders' Equity.

  SEGMENT DISCLOSURES

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which will be implemented in the Company's March 31, 1998 financial statements. SFAS No. 131 establishes standards for the way public companies are to report information about operating segments in annual financial statements and requires those companies to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company anticipates that implementation of this pronouncement will not have a material effect on the disclosures contained in its annual financial statements and related notes but will expand its interim financial statements and related notes to include segment information such as revenues, earnings, assets and a reconciliation of segment earnings to consolidated earnings. The Company's operations will continue to include the following segments consistent with previously reported financial information: property and casualty insurance, annuities, life insurance, and corporate and other.

  EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which will be implemented in the Company's December 31, 1998 financial statements. SFAS No. 132 will not affect employee benefits expense or net income. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, 88 and 106 were issued.

EFFECTS OF INFLATION AND CHANGES IN INTEREST RATES

    The Company's operating results are affected significantly in at least three ways by changes in interest rates and inflation. First, inflation directly affects property and casualty claims costs. Second, the investment income earned on the Company's investment portfolio and the market value of the investment portfolio are related to the yields available in the fixed-income markets. An increase in interest rates will decrease the market value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity and interest-sensitive life products, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis.

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

          REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS
                       HORACE MANN EDUCATORS CORPORATION

    The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended December 31, 1997, 1996 and 1995 have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include some amounts that are based upon management's best estimates and judgements. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

    We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 1997, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                       [SIG]

                                          KPMG PEAT MARWICK LLP

Chicago, Illinois
January 26, 1998

                       HORACE MANN EDUCATORS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                     AS OF DECEMBER 31, 1997, 1996 AND 1995

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            1997          1996          1995
                                                                        ------------  ------------  ------------
                                                     ASSETS
Investments
    Fixed maturities, available for sale, at market (amortized cost
      1997, $2,535,538; 1996, $2,609,077; 1995, $2,527,032)...........  $  2,638,794  $  2,658,512  $  2,643,060
    Short-term and other investments..................................       130,252       125,824       155,489
                                                                        ------------  ------------  ------------
        Total investments.............................................     2,769,046     2,784,336     2,798,549
Cash..................................................................           353        13,704         9,518
Accrued investment income and premiums receivable.....................       103,951       107,682        94,359
Value of acquired insurance in force and goodwill.....................       107,976       118,638       129,843
Deferred policy acquisition costs.....................................        85,883        75,071        66,866
Other assets..........................................................       104,943        76,759        75,576
Variable annuity assets...............................................       959,760       684,836       487,543
                                                                        ------------  ------------  ------------
        Total assets..................................................  $  4,131,912  $  3,861,026  $  3,662,254
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

                          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
    Fixed annuity contract liabilities................................  $  1,245,459  $  1,286,110  $  1,275,117
    Interest-sensitive life contract liabilities......................       364,205       326,955       289,310
    Unpaid claims and claim expenses..................................       322,335       357,646       384,657
    Future policy benefits............................................       179,562       183,543       185,856
    Unearned premiums.................................................       166,996       155,776       141,105
                                                                        ------------  ------------  ------------
        Total policy liabilities......................................     2,278,557     2,310,030     2,276,045
Other policyholder funds..............................................       122,107       118,549       119,070
Other liabilities.....................................................       126,847       129,075       133,855
Short-term debt.......................................................        42,000        34,000        75,000
Long-term debt........................................................        99,599        99,564       100,000
Variable annuity liabilities..........................................       956,253       684,836       487,543
                                                                        ------------  ------------  ------------
        Total liabilities.............................................     3,625,363     3,376,054     3,191,513
                                                                        ------------  ------------  ------------
Warrants, subject to redemption.......................................           577           577           577
                                                                        ------------  ------------  ------------
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none
  issued..............................................................             -             -             -
Common stock, $0.001 par value, authorized 75,000,000 shares; issued,
  1997, 59,161,008; 1996, 58,426,796; 1995, 57,954,858................            59            58            58
Additional paid-in capital............................................       340,564       330,234       323,891
Net unrealized gains on fixed maturities and equity securities........        62,167        29,736        76,151
Retained earnings.....................................................       349,274       278,669       224,366
Treasury stock, at cost, 1997,14,896,796 shares; 1996 and 1995,
  11,176,196 shares...................................................      (246,092)     (154,302)     (154,302)
                                                                        ------------  ------------  ------------
        Total shareholders' equity....................................       505,972       484,395       470,164
                                                                        ------------  ------------  ------------
        Total liabilities, redeemable securities and shareholders'
          equity......................................................  $  4,131,912  $  3,861,026  $  3,662,254
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                            1997          1996          1995
                                                                        ------------  ------------  ------------
Insurance premiums written and contract deposits......................  $    771,319  $    704,832  $    653,970
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Revenues
    Insurance premiums and contract charges earned....................  $    542,712  $    502,699  $    485,444
    Net investment income.............................................       198,928       198,607       198,370
    Realized investment gains.........................................         5,340         2,451         8,604
                                                                        ------------  ------------  ------------
            Total revenues............................................       746,980       703,757       692,418
                                                                        ------------  ------------  ------------
Benefits, losses and expenses
    Benefits, claims and settlement expenses..........................       359,441       346,691       335,705
    Interest credited.................................................        97,231        95,322        90,911
    Policy acquisition expenses amortized.............................        44,198        41,063        40,018
    Operating expenses................................................       106,398        97,021        97,609
    Amortization of intangible assets.................................        10,662        11,205        11,666
    Interest expense..................................................         9,412        10,517        11,589
    Debt retirement costs (See note 4)................................             -         1,319             -
    Additional rights relating to share repurchase (See note 5).......             -             -         1,347
                                                                        ------------  ------------  ------------
            Total benefits, losses and expenses.......................       627,342       603,138       588,845
                                                                        ------------  ------------  ------------
Income from continuing operations before income taxes and discontinued
  operations..........................................................       119,638       100,619       103,573
Income tax expense....................................................        32,581        26,817        28,463
                                                                        ------------  ------------  ------------
Income from continuing operations.....................................        87,057        73,802        75,110
Discontinued operations (See note 2):
    Loss from operations, net of applicable income tax benefits of
      1996, $2,764; 1995, $647........................................             -        (5,280)       (1,184)
    Loss on discontinuation, representing provision of 1997, $5,355;
      1996, $5,974 for operating losses during phase-out period, net of applicable income tax benefits of 1997, $1,874; 1996,
      $2,091..........................................................        (3,481)       (3,883)            -
                                                                        ------------  ------------  ------------
Net income............................................................  $     83,576  $     64,639  $     73,926
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Earnings (loss) per share
    Basic
        Income from continuing operations.............................  $       1.90  $       1.57  $       1.50
        Discontinued operations:
            Loss from operations......................................             -         (0.11)        (0.02)
            Loss on discontinuation...................................         (0.08)        (0.08)            -
                                                                        ------------  ------------  ------------
        Net income....................................................  $       1.82  $       1.38  $       1.48
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
    Diluted
        Income from continuing operations.............................  $       1.87  $       1.55  $       1.41
        Discontinued operations:
            Loss from operations......................................             -         (0.11)        (0.02)
            Loss on discontinuation...................................         (0.07)        (0.08)            -
                                                                        ------------  ------------  ------------
        Net income....................................................  $       1.80  $       1.36  $       1.39
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------
Weighted average number of shares and equivalent shares
    Basic.............................................................    45,825,410    46,957,842    50,077,060
    Diluted...........................................................    46,524,532    47,577,788    56,263,210

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Common stock
    Beginning balance...................................................  $         58  $         58  $         58
    Options exercised, 1997, 731,924 shares; 1996, 471,938 shares; 1995,
      38,400 shares.....................................................             1             -             -
    Conversion of Director Stock Plan units, 1997, 2,288 shares.........             -             -             -
                                                                          ------------  ------------  ------------
    Ending balance......................................................            59            58            58
                                                                          ------------  ------------  ------------
Additional paid-in capital
    Beginning balance...................................................       330,234       323,891       323,488
    Options exercised and conversion of Director Stock Plan units.......        11,580         6,343           403
    Catastrophe-linked equity put option premium........................        (1,250)            -             -
                                                                          ------------  ------------  ------------
    Ending balance......................................................       340,564       330,234       323,891
                                                                          ------------  ------------  ------------
Net unrealized gains (losses) on fixed maturities and equity securities
    Beginning balance...................................................        29,736        76,151       (70,861)
    Increase (decrease) for the period..................................        32,431       (46,415)      147,012
                                                                          ------------  ------------  ------------
    Ending balance......................................................        62,167        29,736        76,151
                                                                          ------------  ------------  ------------
Retained earnings
    Beginning balance...................................................       278,669       224,366       159,278
    Net income..........................................................        83,576        64,639        73,926
    Cash dividends, 1997, $0.2825 per share; 1996, $0.22 per share;
      1995, $0.18 per share.............................................       (12,971)      (10,336)       (8,838)
                                                                          ------------  ------------  ------------
    Ending balance......................................................       349,274       278,669       224,366
                                                                          ------------  ------------  ------------
Treasury stock, at cost
    Beginning balance, 11,176,196 shares................................      (154,302)     (154,302)            -
    Purchase of 3,720,600 shares in 1997 and 13,000,000 shares in 1995
      (See note 5)......................................................       (91,790)            -      (174,870)
    Issuance of 1,823,804 shares (See note 5)...........................             -             -        20,568
                                                                          ------------  ------------  ------------
    Ending balance 1997, 14,896,796 shares; 1996 and 1995, 11,176,196
      shares............................................................      (246,092)     (154,302)     (154,302)
                                                                          ------------  ------------  ------------
Shareholders' equity at end of period...................................  $    505,972  $    484,395  $    470,164
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                             1997           1996          1995
                                                                        --------------  ------------  ------------
Cash flows from operating activities
    Premiums collected................................................  $      608,650  $    575,601  $    550,596
    Policyholder benefits paid........................................        (466,150)     (453,687)     (414,399)
    Policy acquisition and other operating expenses paid..............        (173,462)     (159,635)     (155,336)
    Federal income taxes paid.........................................         (51,889)      (10,651)      (17,065)
    Investment income collected.......................................         199,306       200,201       198,415
    Interest expense paid.............................................          (9,276)       (8,653)      (11,180)
    Other.............................................................          (2,743)       (3,962)        2,313
                                                                        --------------  ------------  ------------
            Net cash provided by operating activities.................         104,436       139,214       153,344
                                                                        --------------  ------------  ------------
Cash flows from investing activities
    Fixed maturities
        Purchases.....................................................      (1,044,199)     (989,009)     (983,067)
        Sales.........................................................         874,243       720,175       732,501
        Maturities....................................................         241,958       205,380       173,711
    Net cash received from (used for) short-term and other
      investments.....................................................          (5,882)       30,728        41,341
                                                                        --------------  ------------  ------------
            Net cash provided by (used in) investing activities.......          66,120       (32,726)      (35,514)
                                                                        --------------  ------------  ------------
Cash flows from financing activites
    Purchase of treasury stock........................................         (91,790)            -      (174,870)
    Dividends paid to shareholders....................................         (12,971)      (10,336)       (8,838)
    Principal borrowings (payments) on Bank Credit Facility...........           8,000       (41,000)       75,000
    Exercise of stock options.........................................          11,581         6,343           403
    Catastrophe-linked equity put option premium......................          (1,250)            -             -
    Proceeds from issuance of Senior Notes............................               -        98,530             -
    Retirement of Convertible Notes...................................               -      (102,890)            -
    Proceeds from issuance of common stock............................               -             -        20,568
    Annuity contracts, variable and fixed
        Deposits......................................................         199,190       166,871       142,885
        Maturities and withdrawals....................................        (176,117)     (135,212)     (121,582)
        Net transfer to variable annuity assets.......................        (121,782)      (86,097)      (50,358)
    Net increase in interest-sensitive life account balances..........           1,232         1,489         2,483
                                                                        --------------  ------------  ------------
            Net cash used in financing activities.....................        (183,907)     (102,302)     (114,309)
                                                                        --------------  ------------  ------------
Net increase (decrease) in cash.......................................         (13,351)        4,186         3,521
Cash at beginning of period...........................................          13,704         9,518         5,997
                                                                        --------------  ------------  ------------
Cash at end of period.................................................  $          353  $     13,704  $      9,518
                                                                        --------------  ------------  ------------
                                                                        --------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

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

  INVESTMENTS

    The Company invests primarily in fixed maturity investments. These securities are classified as available for sale and carried at market value. The net adjustment for unrealized gains and losses on securities available for sale, carried at market, is recorded as a separate component of shareholders' equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs associated with interest-sensitive life and annuity contracts.

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

  DEFERRED POLICY ACQUISITION COSTS

    Deferred policy acquisition costs net of accumulated amortization were $85,883, $75,071 and $66,866 as of December 31, 1997, 1996 and 1995,
respectively.

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

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

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

                                                                                DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Property and equipment...............................................  $  48,548  $  44,562  $  42,203
Less: accumulated depreciation.......................................     23,395     20,956     17,953
                                                                       ---------  ---------  ---------
        Total........................................................  $  25,153  $  23,606  $  24,250
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

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

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    The value of acquired insurance in force by operating segment and goodwill, net of amortization, were as follows:

                                                                               DECEMBER 31,
                                                                   -------------------------------------
                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Value of acquired insurance in force
    Property and casualty........................................  $     1,751  $     2,783  $     3,815
    Life.........................................................       18,804       21,253       23,902
    Annuity......................................................       33,553       39,116       45,022
                                                                   -----------  -----------  -----------
        Subtotal.................................................       54,108       63,152       72,739
Goodwill.........................................................       53,868       55,486       57,104
                                                                   -----------  -----------  -----------
        Total....................................................  $   107,976  $   118,638  $   129,843
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

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

    The Company periodically reviews the value of acquired insurance in force and goodwill. Any impairment is recognized in the period in which the determination is made. There have been no adjustments to the carrying value of the value of acquired insurance in force and goodwill.

    Scheduled amortization of the December 31, 1997 balances of value of acquired insurance in force by segment and goodwill over the next five years is as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      1998       1999       2000       2001       2002
                                                    ---------  ---------  ---------  ---------  ---------
Scheduled amortization of:
    Value of acquired insurance in force
        Property and casualty.....................  $   1,038  $     713  $       -  $       -  $       -
        Life......................................      2,275      2,120      1,975      1,839      1,726
        Annuity...................................      5,274      5,013      4,692      4,220      3,669
                                                    ---------  ---------  ---------  ---------  ---------
            Subtotal..............................      8,587      7,846      6,667      6,059      5,395
    Goodwill......................................      1,618      1,618      1,618      1,618      1,618
                                                    ---------  ---------  ---------  ---------  ---------
            Total.................................  $  10,205  $   9,464  $   8,285  $   7,677  $   7,013
                                                    ---------  ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------  ---------

    The accumulated amortization of intangibles as of December 31, 1997, 1996 and 1995 was $124,696, $114,034 and $102,829, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  VARIABLE ANNUITY ASSETS AND LIABILITIES

    Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in the Horace Mann mutual funds. Variable annuity assets were invested in the Horace Mann mutual funds as follows:

                                                                               DECEMBER 31,
                                                                   -------------------------------------
                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Horace Mann Growth Fund..........................................  $   532,086  $   372,824  $   248,320
Horace Mann Balanced Fund........................................      386,247      299,977      227,705
Horace Mann Small Cap Growth Fund................................       16,321            -            -
Horace Mann Income Fund..........................................        9,651       10,857       10,513
Horace Mann Socially Responsible Fund............................        9,117            -            -
Horace Mann International Equity Fund............................        5,137            -            -
Horace Mann Short-Term Fund......................................        1,201        1,178        1,005
                                                                   -----------  -----------  -----------
    Total variable annuity assets................................  $   959,760  $   684,836  $   487,543
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

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

  UNPAID CLAIMS AND CLAIM EXPENSES

    Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses; are carried at the full value of estimated liabilities; and are not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims.

    The process by which liabilities are established for insured events requires reliance upon estimates based on experience and available data. As information develops which varies from experience, provides additional data or, in some cases, augments data which previously were not considered

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

sufficient for use in determining liabilities, adjustments may be required. The effects of these adjustments are charged or credited to income for the period in which the adjustments are made. No unusual adjustments were made in the determination of the liabilities during the periods covered by these financial statements. The Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses. Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.

    The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Gross reserves, beginning of year................................  $   340,411  $   369,653  $   389,097
    Less reinsurance recoverables................................       34,062       23,764       19,534
                                                                   -----------  -----------  -----------
Net reserves, beginning of year..................................      306,349      345,889      369,563
                                                                   -----------  -----------  -----------
Incurred claims and claims expense:
    Claims occurring in the current year.........................      365,986      368,648      352,513
    Decrease in estimated reserves for claims occurring in prior years(1):
        Policies written by the Company..........................      (40,252)     (56,446)     (49,830)
        Business assumed from state reinsurance facilities.......       (4,900)      (6,100)      (5,800)
                                                                   -----------  -----------  -----------
            Total decrease.......................................      (45,152)     (62,546)     (55,630)
                                                                   -----------  -----------  -----------
        Total claims and claims expense incurred.................      320,834      306,102      296,883
                                                                   -----------  -----------  -----------
Claims and claim expense payments for claims occurring during:
    Current year.................................................      209,294      206,370      179,747
    Prior years..................................................      148,581      139,272      140,810
                                                                   -----------  -----------  -----------
        Claims and claim expense payments........................      357,875      345,642      320,557
                                                                   -----------  -----------  -----------
Net reserves, end of period......................................      269,308      306,349      345,889
    Plus reinsurance recoverables................................       41,324       34,062       23,764
                                                                   -----------  -----------  -----------
Gross reserves, end of period(2).................................  $   310,632  $   340,411  $   369,653
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

---------

(1) Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.

(2) Unpaid claims and claims expenses as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $11,703, $17,235 and $15,004 at December 31, 1997, 1996 and 1995,
    respectively, in addition to property and casualty reserves.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

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

  STOCK BASED COMPENSATION

    The Company grants stock options to employees. The exercise price of the option is equal to the fair market value of the Company's common stock on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

    Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                         YEAR ENDED DECEMBER 31,
                                                                     -------------------------------
                                                                       1997      1996(1)     1995
                                                                     ---------  ---------  ---------
Net income                          As reported....................  $  83,576  $  64,639  $  73,926
                                    Pro forma(2)...................  $  82,406  $  64,639  $  73,840

Basic net income per share          As reported....................  $    1.82  $    1.38  $    1.48
                                    Pro forma......................  $    1.80  $    1.38  $    1.47

Diluted net income per share        As reported....................  $    1.80  $    1.36  $    1.39
                                    Pro forma......................  $    1.77  $    1.36  $    1.38

---------

(1) No stock options were granted in 1996 (see also Note 5).

(2) The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997 and 1995, respectively: risk-free interest rates of 5.5% and 5.1%; dividend yield of 1.0% for both years; expected lives of 10 years for both years; and volatility of 15.8% and 15.9%.

  INCOME TAXES

    The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 1997, 1996 and 1995 include amounts currently

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return and financial statement basis.

    Deferred tax assets and liabilities include provisions for unrealized investment gains and losses with the change for each period included in net unrealized gains and losses in shareholders' equity.

  EARNINGS PER SHARE

    The Company has implemented SFAS No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The common stock equivalents relate to outstanding warrants, common stock options and Director Stock Plan units, and, prior to their early retirement in February 1996, the convertible notes described in Note 4 were considered potentially dilutive securities for purposes of calculating diluted earnings per share.

    The computations of income from continuing operations on both basic and diluted bases, including reconciliations of the numerators and denominators, are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Basic--assumes no dilution:
Income from continuing operations for the period.....................  $  87,057  $  73,802  $  75,110
                                                                       ---------  ---------  ---------
Weighted average number of common shares outstanding during the
  period.............................................................     45,825     46,958     50,077
                                                                       ---------  ---------  ---------
Income from continuing operations per share--basic...................  $    1.90  $    1.57  $    1.50
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Diluted--assumes full dilution:
Income from continuing operations for the period.....................  $  87,057  $  73,802  $  75,110
  Interest expense, net of tax, on convertible notes.................          -          -      4,016
                                                                       ---------  ---------  ---------
Adjusted income from continuing operations for the period............  $  87,057  $  73,802  $  79,126
                                                                       ---------  ---------  ---------
Weighted average number of common shares outstanding during the
  period.............................................................     45,825     46,958     50,077
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities:
    Warrants.........................................................        251        236        220
    Stock options....................................................        416        378        252
    Common stock units related to Deferred Equity Compensation Plan
      for Directors..................................................         33          6          -
Weighted average number of common equivalent shares to reflect the
  dilutive effect of convertible notes...............................          -          -      5,714
                                                                       ---------  ---------  ---------
Total common and common equivalent shares adjusted to calculate
  diluted earnings per share.........................................     46,525     47,578     56,263
                                                                       ---------  ---------  ---------
Income from continuing operations per share--diluted.................  $    1.87  $    1.55  $    1.41
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    Options to purchase 20,000 shares of common stock at $27.46 per share were outstanding during the last four months of 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on September 10, 2007, were still outstanding at December 31, 1997.

  STATEMENTS OF CASH FLOWS

    For purposes of the statements of cash flows, cash constitutes cash on deposit at banks.

  RECLASSIFICATION

    The Company has reclassified the presentation of certain prior period information to conform with the 1997 presentation.

NOTE 2--DISCONTINUED OPERATIONS

    In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. During the third quarter of 1997, the Company accelerated the timetable for its withdrawal from the group medical insurance business and had terminated 95% of that business by December 31, 1997. The remaining business will be terminated in 1998. As a result of the acceleration and higher-than-expected claims, net income for the year ended December 31, 1997 included a charge of $3,481 for anticipated additional losses during the remainder of the phase-out period, net of related income tax benefits of $1,874. The Company's results of operations for the year ended December 31, 1996 included an accrual of $3,883 for anticipated losses during the phase-out period net of related income tax recoverable of $2,091.

    At December 31, 1997, the following were attributable to the discontinued operations: $3,491 of investments, $1,393 of premiums receivable, $1,082 of other assets, principally reinsurance recoverables, $4,063 of policy liabilities and $1,903 of other liabilities, including the provision for operating losses during the phase-out period.

NOTE 3--INVESTMENTS

  NET INVESTMENT INCOME

    The components of net investment income for the following periods were:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Fixed maturities.................................................  $   191,777  $   190,836  $   183,845
Short-term and other investments.................................       10,967       11,931       18,101
                                                                   -----------  -----------  -----------
    Total investment income......................................      202,744      202,767      201,946
Less investment expenses.........................................        3,816        4,160        3,576
                                                                   -----------  -----------  -----------
    Net investment income........................................  $   198,928  $   198,607  $   198,370
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENTS--(CONTINUED)

  REALIZED INVESTMENT GAINS (LOSSES)

    Realized investment gains (losses) for the following periods were:

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                              1997       1996       1995
                                                                            ---------  ---------  ---------
Fixed maturities..........................................................  $   5,411  $   1,052  $   6,961
Short-term and other investments..........................................        (71)     1,399      1,643
                                                                            ---------  ---------  ---------
    Realized investment gains (losses)....................................  $   5,340  $   2,451  $   8,604
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

  FIXED MATURITY SECURITIES

    The amortized cost, unrealized investment gains and losses, and market values of investments in debt securities as of December 31, 1997, 1996 and 1995 were as follows:

                                                              AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                                 COST         GAINS       LOSSES        VALUE
                                                             ------------  -----------  -----------  ------------
AS OF DECEMBER 31, 1997
    U.S. government and agency obligations
        Mortgage-backed securities.........................  $    521,485   $  18,061    $     343   $    539,203
        Other..............................................       222,797       5,249           44        228,002
    Municipal bonds........................................       228,094      13,777          106        241,765
    Foreign government bonds...............................        26,397       1,714          442         27,669
    Corporate bonds........................................     1,243,948      62,333        3,376      1,302,905
    Other mortgage-backed securities.......................       292,817       6,624          191        299,250
                                                             ------------  -----------  -----------  ------------
          Totals...........................................  $  2,535,538   $ 107,758    $   4,502   $  2,638,794
                                                             ------------  -----------  -----------  ------------
                                                             ------------  -----------  -----------  ------------
AS OF DECEMBER 31, 1996
    U.S. government and agency obligations
        Mortgage-backed securities.........................  $    644,197   $  13,008    $   3,217   $    653,988
        Other..............................................       257,498       2,436          431        259,503
    Municipal bonds........................................       221,851       8,660          378        230,133
    Foreign government bonds...............................        34,684       1,340            1         36,023
    Corporate bonds........................................     1,163,631      37,510       12,221      1,188,920
    Other mortgage-backed securities.......................       287,216       4,600        1,871        289,945
                                                             ------------  -----------  -----------  ------------
          Totals...........................................  $  2,609,077   $  67,554    $  18,119   $  2,658,512
                                                             ------------  -----------  -----------  ------------
                                                             ------------  -----------  -----------  ------------
AS OF DECEMBER 31, 1995
    U.S. government and agency obligations
        Mortgage-backed securities.........................  $    659,380   $  23,205    $     451   $    682,134
        Other..............................................       260,314      11,355          181        271,488
    Municipal bonds........................................       218,776       9,766          240        228,302
    Foreign government bonds...............................        39,065       3,334            -         42,399
    Corporate bonds........................................     1,105,760      68,946        6,930      1,167,776
    Other mortgage-backed securities.......................       243,737       8,760        1,536        250,961
                                                             ------------  -----------  -----------  ------------
          Totals...........................................  $  2,527,032   $ 125,366    $   9,338   $  2,643,060
                                                             ------------  -----------  -----------  ------------
                                                             ------------  -----------  -----------  ------------

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENTS--(CONTINUED)

    The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

  MATURITY/SALES OF INVESTMENTS

    The market value and amortized cost of fixed maturity securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                PERCENT OF
                                                               TOTAL MARKET      MARKET      AMORTIZED
                                                                   VALUE         VALUE          COST
                                                               -------------  ------------  ------------
Due in 1 year or less........................................          5.6%   $    148,122  $    147,500
Due after 1 year through 5 years.............................         24.2         639,868       625,745
Due after 5 years through 10 years...........................         34.8         918,555       882,726
Due after 10 years through 20 years..........................         19.6         516,053       492,921
Due after 20 years...........................................         15.8         416,196       386,646
                                                                    ------    ------------  ------------
          Total..............................................        100.0%   $  2,638,794  $  2,535,538
                                                                    ------    ------------  ------------
                                                                    ------    ------------  ------------

    Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                      1997         1996        1995
                                                                  ------------  ----------  ----------
Proceeds........................................................  $  1,116,201  $  925,555  $  906,212
Gross gains realized............................................        13,444      11,378      16,820
Gross losses realized...........................................        (8,033)    (10,326)     (9,859)

  UNREALIZED GAINS (LOSSES) ON FIXED MATURITIES

    Net unrealized gains (losses) are computed as the difference between market and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                      1997        1996        1995
                                                                   ----------  ----------  -----------
Unrealized gains (losses) on fixed maturities
    Beginning of period..........................................  $   49,435  $  116,028  $  (110,322)
    End of period................................................     103,256      49,435      116,028
                                                                   ----------  ----------  -----------
        Increase (decrease) for the period.......................      53,821     (66,593)     226,350
Income taxes (benefit)...........................................      18,837     (23,308)      79,223
                                                                   ----------  ----------  -----------
Increase (decrease) in net unrealized gains (losses) on fixed maturities before the valuation impact on deferred policy
  acquisition costs..............................................  $   34,984  $  (43,285) $   147,127
                                                                   ----------  ----------  -----------
                                                                   ----------  ----------  -----------

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 3--INVESTMENTS--(CONTINUED)

  SECURITIES LENDING

    Beginning in 1997, the Company entered into a securities lending program whereby fixed income securities are loaned to third parties, primarily major brokerage firms. As of December 31, 1997, fixed maturities with a fair value of $60,388 were loaned. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan.

  INVESTMENT IN ENTITIES EXCEEDING 10% OF SHAREHOLDERS' EQUITY

    There were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the United States Government and government agencies and authorities at December 31, 1997 and 1995. At December 31, 1996, the Company's investment portfolio included $51,972 of fixed maturity securities issued by Ford Motor Company and its affiliates representing 10.7% of shareholders' equity at that date.

  DEPOSITS

    At December 31, 1997, securities with a carrying value of $13,111 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4--DEBT AND WARRANTS

    Indebtedness and scheduled maturities at December 31, 1997, 1996 and 1995 consisted of the following:

                                                              EFFECTIVE                           DECEMBER 31,
                                                              INTEREST      FINAL     -------------------------------------
                                                                RATES     MATURITY       1997         1996         1995
                                                              ---------  -----------  -----------  -----------  -----------
Short-term debt:
    Bank Credit Facility....................................   Variable        2001   $    42,000  $    34,000  $    75,000
Long-term debt:
    6 5/8% Senior Notes, Face amount less unaccrued discount
      of $401 and $436, respectively........................    6.7%           2006        99,599       99,564            -
    4%/6 1/2% Convertible Notes, redeemed February 1996.....    5.7%           1999             -            -      100,000
                                                                                      -----------  -----------  -----------
        Total...............................................                          $   141,599  $   133,564  $   175,000
                                                                                      -----------  -----------  -----------
                                                                                      -----------  -----------  -----------

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

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 4--DEBT AND WARRANTS--(CONTINUED)

  BANK CREDIT FACILITY

    The Bank Credit Facility provides for unsecured borrowings of up to $65,000. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 0.325% at December 31, 1997). The unused portion of the Bank Credit Facility is subject to a variable commitment fee which was 0.125% on an annual basis at December 31, 1997. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company's obligations under the Bank Credit Facility are unsecured.

  4%/6 1/2% CONVERTIBLE NOTES ("CONVERTIBLE NOTES")

    All of the outstanding Convertible Notes were redeemed on February 6, 1996 at an aggregate cost of $102,890. The early redemption of the Convertible Notes resulted in a charge to 1996 income of $1,319 ($857 net of tax benefits).

  WARRANTS

    At December 31, 1997, 1996 and 1995, warrants to purchase 281,250 shares of the Company's common stock at $2.70 per share were outstanding.

  COVENANTS

    The Company is in compliance with all of the covenants contained in the Senior Notes indenture and the Bank Credit Facility Agreement.

NOTE 5--SHAREHOLDERS' EQUITY AND STOCK OPTIONS

  COMMON STOCK

    In December 1997, the Company's common stock was split two-for-one. All share and per share amounts have been restated to reflect this stock split.

  SHARE REPURCHASE PROGRAMS

    During 1997, the Company repurchased 3,720,600 shares, 8% of the Company's outstanding shares at December 31, 1996, at an aggregate cost of $91,790 under a $100,000 stock repurchase program announced in February 1997. In January 1998, the Company's Board of Directors authorized an additional repurchase of shares of the Company's common stock up to $100,000. Based on the market price of the Company's common shares at the time, $100,000 represented approximately 8% of the Company's then outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares is financed through use of cash and, if needed, the Bank Credit Facility.

  AUTHORIZATION OF PREFERRED STOCK

    In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--SHAREHOLDERS' EQUITY AND STOCK OPTIONS--(CONTINUED)

(iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 1997 and 1996.

    Beginning in 1997, the Company's catastrophe reinsurance program is augmented by a $100,000 equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. Fees related to this equity put option were charged directly to additional paid-in capital.

    In connection with the equity put described in the preceding paragraph, the Board of Directors has designated a series of preferred stock to be available for use in the put. The Series so designated is Series A Cumulative Convertible Preferred Stock (the "Series A Stock") and 100,000 shares have been assigned to this series. None are currently issued or outstanding. The Series A Stock is dividend paying, at a floating rate which varies with movements in the London Interbank Offered Rate and with changes in the risk rating of the Series A Stock as determined by Standard & Poor's. The Series A Stock does not require any sinking fund or similar mechanism regarding payment of such dividends. Beginning on the fourth anniversary of the issuance of Series A Stock, the holders thereof have the right to demand conversion of the Series A Stock into common stock of the Company at a conversion rate based on then prevailing market prices for the common stock; however, upon receipt of a conversion demand, the Company has the right to redeem the Series A Stock prior to such conversion. The Series A Stock has liquidation rights which place the Series A Stock ahead of the common stock in priority. The Series A Stock has no voting rights other than the requirement that the Series A Stock approve any changes in the Series A Stock, the creation of any other class of stock on a par with or superior to the Series A Stock and certain extraordinary transactions such as certain mergers involving the Company.

  DIRECTOR STOCK PLAN

    In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 600,000 shares, including the effect of the 1997 two-for-one stock split, for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 1997 and 1996, 32,685 units and 18,393 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

  1995 PURCHASE OF THE COMPANY'S COMMON STOCK

    On May 3, 1995, the Company repurchased 13.0 million shares of common stock. The shares were purchased at a price of $169,000, before a contingent payment and expenses of the transaction. The Company borrowed $140,000 of the purchase price under its existing Bank Credit Facility and the balance was paid from cash on hand. In July 1995, the Company sold 1,823,804 shares in a secondary public offering, the $20,568 net proceeds of which were used to reduce borrowings under the Bank Credit Facility.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5--SHAREHOLDERS' EQUITY AND STOCK OPTIONS--(CONTINUED)

  STOCK OPTIONS

    In 1991, HMEC adopted and the shareholders approved the 1991 Stock Incentive Plan (the "1991 Plan") and reserved 4 million shares, including the effect of the 1997 two-for-one stock split, of common stock for issuance under the 1991 Plan. Under the 1991 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and certain directors. The options are exercisable in installments beginning in the first year from the date of grant and expiring 10 years from the date of grant.

    Changes in outstanding options and shares available for grant were as follows:

                                                                                         OPTIONS
                                    WEIGHTED AVERAGE       RANGE OF      ---------------------------------------
                                      OPTION PRICE      OPTION PRICES                   VESTED AND    AVAILABLE
                                       PER SHARE          PER SHARE      OUTSTANDING   EXERCISABLE    FOR GRANT
                                   ------------------  ----------------  ------------  ------------  -----------
At December 31, 1994.............      $    11.20      $    9.00-$15.15    2,276,444     1,861,444     1,698,000
                                                                         ------------  ------------  -----------
    Granted......................                      $          11.12       40,000        10,000       (40,000)
    Vested.......................                      $   11.69-$15.15            -       208,750             -
    Exercised....................                      $           9.00      (38,400)      (38,400)            -
                                                                         ------------  ------------  -----------
At December 31, 1995.............      $    11.24      $    9.00-$15.15    2,278,044     2,041,794     1,658,000
                                                                         ------------  ------------  -----------
    Vested.......................                      $   11.12-$15.15            -       211,250             -
    Exercised....................      $    11.04      $    9.00-$15.15     (471,938)     (471,938)            -
                                                                         ------------  ------------  -----------
At December 31, 1996.............      $    11.29      $    9.00-$15.15    1,806,106     1,781,106     1,658,000
                                                                         ------------  ------------  -----------
    Granted......................      $    22.87      $   22.42-$27.46      224,400        56,100      (224,400)
    Vested.......................                      $   11.12-$12.03            -        15,000             -
    Exercised....................      $    12.28      $    9.00-$22.42     (731,924)     (731,924)            -
                                                                         ------------  ------------  -----------
At December 31, 1997.............      $    12.73      $    9.00-$27.46    1,298,582     1,120,282     1,433,600
                                                                         ------------  ------------  -----------
                                                                         ------------  ------------  -----------

    As of December 31, 1997, the weighted average life of vested and exercisable options was 5.1 years and the weighted average price of such options was $11.05 per option. The weighted average prices of vested and exercisable options as of December 31, 1996 and 1995 were $11.29 and $10.86, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--INCOME TAXES

    The federal income tax liabilities and recoverables included in other liabilities and other assets, respectively, in the consolidated balance sheets as of December 31, 1997, 1996 and 1995 were as follows:

                                                                                DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Current liability (asset)............................................  $  (7,615) $  27,995  $  15,174
Deferred liability...................................................     35,530      7,193     32,870

    Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The "temporary differences" that give rise to the deferred tax balances at December 31, 1997, 1996 and 1995 were as follows:

                                                                                DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Deferred tax assets
    Discounting of unpaid claims and claims expense tax reserves.....  $   3,087  $   8,066  $  13,172
    Life insurance future policy benefit reserve revaluation.........     19,282     22,436     16,198
    Unearned premium reserve reduction...............................     11,248     10,528      9,521
    Postretirement benefits other than pension.......................      8,406      8,003      7,715
    Investment valuation reserves....................................        813        907        924
                                                                       ---------  ---------  ---------
        Total gross deferred tax assets..............................     42,836     49,940     47,530
                                                                       ---------  ---------  ---------
Deferred tax liabilities
    Unrealized gains on securities...................................     33,473     16,010     41,004
    Amortization of intangible assets................................     19,831     20,074     20,508
    Deferred policy acquisition costs................................     24,849     19,982     16,211
    Other, net.......................................................        213      1,067      2,677
                                                                       ---------  ---------  ---------
        Total gross deferred tax liabilities.........................     78,366     57,133     80,400
                                                                       ---------  ---------  ---------
            Net deferred tax liability...............................  $  35,530  $   7,193  $  32,870
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Based on the Company's historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

    The components of federal income tax expense (benefit) were as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Current..............................................................  $  21,707  $  27,502  $  12,982
Deferred.............................................................     10,874       (685)    15,481
                                                                       ---------  ---------  ---------
    Total tax expense before discontinued operations.................  $  32,581  $  26,817  $  28,463
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6--INCOME TAXES--(CONTINUED)

    Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Expected federal tax on income from continuing operations............  $  41,873  $  35,217  $  36,257
Add (deduct) tax effects of:
    Tax-exempt interest..............................................     (3,310)    (3,322)    (3,293)
    Goodwill.........................................................        566        566        566
    Cost of additional rights relating to share repurchase...........          -          -        471
    Acquisition related benefits and other, net......................     (6,548)    (5,644)    (5,538)
                                                                       ---------  ---------  ---------
Income tax expense provided on income from continuing operations.....  $  32,581  $  26,817  $  28,463
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

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

    ANNUITY CONTRACT LIABILITIES AND POLICYHOLDER ACCOUNT BALANCES ON INTEREST-SENSITIVE LIFE CONTRACTS-- The fair values of annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates earned on its investments) including an adjustment for risk that the timing or amount of cash flows will vary from management's estimate.

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

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

    The carrying amounts and fair values of financial instruments at December 31, 1997, 1996 and 1995 consisted of the following:

                                                                    DECEMBER 31,
                                       ----------------------------------------------------------------------
                                                1997                    1996                    1995
                                       ----------------------  ----------------------  ----------------------
                                        CARRYING      FAIR      CARRYING      FAIR      CARRYING      FAIR
                                         AMOUNT      VALUE       AMOUNT      VALUE       AMOUNT      VALUE
                                       ----------  ----------  ----------  ----------  ----------  ----------
Financial Assets
    Investments
      Fixed maturities...............  $2,638,794  $2,638,794  $2,658,512  $2,658,512  $2,643,060  $2,643,060
      Short-term and other
        investments..................     130,252     130,629     125,824     124,571     155,489     155,646
                                       ----------  ----------  ----------  ----------  ----------  ----------
            Total investments........   2,769,046   2,769,423   2,784,336   2,783,083   2,798,549   2,798,706
    Cash.............................         353         353      13,704      13,704       9,518       9,518

Financial Liabilities
    Policyholder account balances on
      interest-sensitive life
      contracts......................      91,322      84,034      89,987      83,712      88,141      83,362
    Annuity contract liabilities.....   1,245,459   1,112,479   1,286,110   1,136,494   1,275,117   1,132,742
    Other policyholder funds.........     122,107     122,107     118,549     118,549     119,070     119,070
    Short-term debt..................      42,000      42,000      34,000      34,000      75,000      75,000
    Long-term debt...................      99,599      99,580      99,564      96,500     100,000     102,890

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

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 8--STATUTORY SURPLUS AND SUBSIDIARY DIVIDEND RESTRICTIONS--(CONTINUED)

    Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying financial statements are as follows:

                                                                              DECEMBER 31,
                                                                ----------------------------------------
                                                                    1997          1996          1995
                                                                ------------  ------------  ------------
Statutory capital and surplus of insurance subsidiaries.......  $    355,357  $    377,337  $    361,775
Increase (decrease) due to:
    Deferred policy acquisition costs.........................        85,883        75,071        66,866
    Difference in policyholder reserves.......................           334        (4,054)       12,180
    Goodwill..................................................        53,868        55,486        57,104
    Value of acquired insurance in force......................        54,108        63,152        72,739
    Liability for postretirement benefits, other than
      pensions................................................       (24,574)      (22,877)      (22,043)
    Investment market value adjustments on fixed maturities...       103,256        49,435       116,028
    Difference in investment reserves.........................        27,994        36,967        37,440
    Federal income tax liability..............................       (24,839)       (3,599)      (51,242)
    Liability for discontinued operations, net of tax
      benefits................................................        (2,031)       (3,883)            -
    Non-admitted assets and other, net........................         3,301         4,070         6,379
    Shareholders' equity of parent company and non-insurance
      subsidiaries............................................        14,914        (9,146)      (12,062)
    Parent company short-term and long-term debt..............      (141,599)     (133,564)     (175,000)
                                                                ------------  ------------  ------------
        Shareholders' equity as reported herein...............  $    505,972  $    484,395  $    470,164
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                                                                        YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1997          1996          1995
                                                                ------------  ------------  ------------
Statutory net income of insurance subsidiaries................  $     82,771  $     72,924  $     90,981
Net loss of non-insurance companies...........................        (1,307)       (2,417)       (2,473)
Interest expense..............................................        (9,412)      (10,517)      (11,589)
Tax benefit of interest expense and other parent company
  current tax adjustments.....................................         7,565         5,372         3,598
                                                                ------------  ------------  ------------
Combined net income...........................................        79,617        65,362        80,517
Increase (decrease) due to:
    Deferred policy acquisition costs.........................        15,952        11,973         7,771
    Policyholder benefits.....................................         2,527           826         2,080
    Federal income tax expense (benefit)......................        (6,888)        2,137        (9,131)
    Amortization of intangible assets.........................       (10,662)      (11,205)      (11,666)
    Investment reserves.......................................         1,316           366         6,191
    Loss on group medical business, net of tax benefits.......         1,849        (3,883)            -
    Other adjustments, net....................................          (135)         (937)       (1,836)
                                                                ------------  ------------  ------------
        Net income as reported herein.........................  $     83,576  $     64,639  $     73,926
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

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

    The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The maximum dividend which may be paid by the insurance subsidiaries to HMEC during 1998 without prior approval is approximately $82 million.

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

    Total pension expense was $8,885, $7,855 and $7,768 for the years ended December 31, 1997, 1996 and 1995, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

  DEFINED CONTRIBUTION PLAN

    Pension benefits under the defined contribution plan were fully funded and investments were set aside in a trust fund. Contributions to employees' accounts under the defined contribution plan, which were expensed in the Company's statements of operations, and total plan assets were as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Contributions to employees accounts..................................  $   5,645  $   5,199  $   4,859
Total assets at the end of the year..................................     70,762     62,113     55,050

  DEFINED BENEFIT PLAN AND SUPPLEMENTAL RETIREMENT PLANS

    The following table summarizes the funding status of the defined benefit and supplemental retirement pension plans at the end of each year and identifies the assumptions used to determine the projected benefit obligation.

                                                                                                  SUPPLEMENTAL
                                                             DEFINED BENEFIT PLAN               RETIREMENT PLANS
                                                        -------------------------------  -------------------------------
                                                                 DECEMBER 31,                     DECEMBER 31,
                                                        -------------------------------  -------------------------------
                                                          1997       1996       1995       1997       1996       1995
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Actuarial present value of benefit obligations
    Vested benefit obligation.........................  $  34,784  $  32,941  $  32,808  $   5,024  $   4,351  $   3,446
    Nonvested benefit obligation......................      2,861      2,916      2,692        324        496        275
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Accumulated benefit obligation........................     37,645     35,857     35,500      5,348      4,847      3,721
    Effect of projecting future salary increases on
      past service....................................      5,709      3,508      5,086        258        411      1,167
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Projected benefit obligation..........................     43,354     39,365     40,586      5,606      5,258      4,888
Plan assets at market value...........................     46,097     42,262     41,137          -          -          -
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Plan assets in excess of (less than) projected benefit
  obligation..........................................  $   2,743  $   2,897  $     551  $  (5,606) $  (5,258) $  (4,888)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------  ---------

Assumptions:
    Discount rate.....................................       7.25%      7.50%      7.00%      7.25%      7.50%      7.00%
    Expected return on assets.........................       8.75%      8.75%      8.75%      8.75%      8.75%      8.75%
    Rate of salary increases..........................       4.00%      4.00%      4.00%      4.00%      4.00%      4.00%

    The defined benefit plan is fully funded and investments have been set aside in a trust fund. The supplemental retirement plans are non-qualified, unfunded plans.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

    Components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods are:

                                                                                                   SUPPLEMENTAL
                                                              DEFINED BENEFIT PLAN               RETIREMENT PLANS
                                                         -------------------------------  -------------------------------
                                                             YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                                         -------------------------------  -------------------------------
                                                           1997       1996       1995       1997       1996       1995
                                                         ---------  ---------  ---------  ---------  ---------  ---------
Service cost-benefits earned during the year...........  $   1,724  $   1,686  $   1,447  $     298  $     353  $     274
Interest accrued on projected benefit obligation.......      2,938      2,779      2,715        328        320        324
Actual return on assets................................     (6,370)    (3,688)    (7,888)         -          -          -
Net amortization and deferral..........................      2,122       (449)     4,368        174        235        197
                                                         ---------  ---------  ---------  ---------  ---------  ---------
    Net periodic pension cost..........................  $     414  $     328  $     642  $     800  $     908  $     795
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------  ---------

    The pension liabilities of the defined benefit plan and supplemental retirement plans were as follows:

                                                                                                   SUPPLEMENTAL
                                                              DEFINED BENEFIT PLAN               RETIREMENT PLANS
                                                         -------------------------------  -------------------------------
                                                                  DECEMBER 31,                     DECEMBER 31,
                                                         -------------------------------  -------------------------------
                                                           1997       1996       1995       1997       1996       1995
                                                         ---------  ---------  ---------  ---------  ---------  ---------
Plan assets in excess of (less than) projected benefit
  obligation...........................................  $   2,743  $   2,897  $     551  $  (5,606) $  (5,258) $  (4,888)
Unrecognized prior service (asset) cost................     (5,035)    (5,645)    (6,255)     2,895      3,209      3,522
Unrecognized net (gain) loss from past experience
  different from that assumed..........................        488      1,358      4,642     (1,418)    (1,342)    (1,159)
                                                         ---------  ---------  ---------  ---------  ---------  ---------
Pension liability included in the consolidated balance
  sheets...............................................     (1,804)    (1,390)    (1,062)    (4,129)    (3,391)    (2,525)
Additional liability to recognize unfunded accumulated
  benefit obligation...................................          -          -          -     (1,219)    (1,474)    (1,321)
                                                         ---------  ---------  ---------  ---------  ---------  ---------
Pension liability......................................  $  (1,804) $  (1,390) $  (1,062) $  (5,348) $  (4,865) $  (3,846)
                                                         ---------  ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------  ---------

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

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 9--PENSION PLANS AND OTHER POSTRETIREMENT BENEFITS--(CONTINUED)

1997, 1996 and 1995 reconciled with amounts recognized in the Company's statement of financial position:

                                                                                DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Accumulated postretirement benefit obligation:
    Retirees.........................................................  $  14,752  $  12,830  $  10,534
    Fully eligible active plan participants..........................      2,466      2,049      1,488
    Other active plan participants...................................     12,366     10,274     11,028
                                                                       ---------  ---------  ---------
Total unfunded accumulated postretirement benefit obligation.........     29,584     25,153     23,050
Unrecognized net gain (loss) from past experience different from that
  assumed............................................................     (5,010)    (2,276)    (1,007)
                                                                       ---------  ---------  ---------
    Accrued postretirement benefit cost..............................  $  24,574  $  22,877  $  22,043
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    Components of the cost of postretirement benefits other than pensions for the following periods were:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Service cost-benefits earned during the year.........................  $     845  $     801  $     600
Interest accrued on accumulated benefit obligation...................      2,117      1,845      1,330
                                                                       ---------  ---------  ---------
    Net expense......................................................  $   2,962  $   2,646  $   1,930
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

    The assumed annual rates of increase in the per capita cost of covered benefits for participants in the plan who retired prior to January 1, 1994 were 6.8%, 7.8% and 8.1% as of December 31, 1997, 1996 and 1995, respectively. For those participants retiring after December 31, 1993, benefits are provided at a level amount of $10.00 per month per year of employment. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 7.50% and 7.00% at December 31, 1997, 1996 and 1995,
respectively.

    A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation at December 31, 1997 by approximately $2,038 and the sum of the service and interest cost components of the net periodic postretirement expense for the year ended December 31, 1997 would increase by approximately $198.

NOTE 10--REINSURANCE

    In the normal course of business, the insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

    The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the United States. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, and fires, and the

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 10--REINSURANCE--(CONTINUED)

frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, the purchase of catastrophe reinsurance, and the purchase of a catastrophe-linked equity put option (also see Note 5).

    The total amounts of reinsurance recoverable on unpaid claims classified as assets and reported in other assets in the balance sheets were as follows:

                                                                                DECEMBER 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Reinsurance Recoverables on Unpaid Claims
    Life and health..................................................  $   3,326  $   2,863  $   1,369
    Property and casualty
        State insurance facilities...................................     25,968     24,445     19,903
        Other insurance companies....................................     15,356      9,617      3,861
                                                                       ---------  ---------  ---------
            Total....................................................  $  44,650  $  36,925  $  25,133
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------

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

                                                                   CEDED TO      ASSUMED
                                                        GROSS        OTHER     FROM STATE
                                                       AMOUNT      COMPANIES   FACILITIES       NET
                                                     -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1997
    Premiums written...............................  $   775,964   $  23,535    $  18,890   $   771,319
    Premiums earned................................      542,605      22,572       22,679       542,712
    Benefits, claims and settlement expenses.......      371,220      34,365       22,586       359,441
YEAR ENDED DECEMBER 31, 1996
    Premiums written...............................      699,701      23,214       28,345       704,832
    Premiums earned................................      497,705      23,887       28,881       502,699
    Benefits, claims and settlement expenses.......      347,352      32,159       31,498       346,691
YEAR ENDED DECEMBER 31, 1995
    Premiums written...............................      647,390      22,656       29,236       653,970
    Premiums earned................................      481,192      20,499       24,751       485,444
    Benefits, claims and settlement expenses.......      341,538      27,669       21,836       335,705

    There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 1997. Past due reinsurance recoverables as of December 31, 1997 were not material.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

NOTE 12--SUPPLEMENTARY DATA ON CASH FLOWS

    A reconciliation of net income to net cash provided by operating activities as presented in the consolidated statements of cash flows is as follows:

                                                                          YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------
Cash flows from operating activities
    Net income...................................................  $    83,576  $    64,639  $    73,926
    Adjustments to reconcile net income to net cash provided by operating activities:
        Realized investment gains................................       (5,340)      (2,451)      (8,604)
        Depreciation and amortization............................       10,605       13,050       15,595
        Increase in insurance liabilities........................       61,837       74,621       79,739
        (Increase) decrease in premium receivables...............        4,083      (14,397)      (9,651)
        Increase in deferred policy acquisition costs............      (15,932)     (11,973)      (7,771)
        Increase in accrued interest expense.....................            1        1,769          731
        (Increase) decrease in reinsurance recoverable...........       (2,744)      (2,030)          52
        Increase (decrease) in federal income tax liabilities....      (24,735)      12,136       10,693
        Increase (decrease) in accrued loss on discontinued
          operations.............................................       (2,833)       5,974            -
        Loss from early retirement of debt.......................            -        1,319            -
        Other....................................................       (4,082)      (3,443)      (1,366)
                                                                   -----------  -----------  -----------
            Total adjustments....................................       20,860       74,575       79,418
                                                                   -----------  -----------  -----------
            Net cash provided by operating activities............  $   104,436  $   139,214  $   153,344
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

    The Company's early retirement of debt in 1996 resulted in noncash financing benefits of $1,571.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

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

    Summarized financial information for these segments is as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------
                                                       1997        1996      % CHANGE       1995      % CHANGE
                                                    ----------  ----------  -----------  ----------  -----------
Revenues
    Property and casualty.........................  $  490,902  $  459,783         6.8%  $  455,578         0.9%
    Annuity.......................................     127,926     122,251         4.6%     121,375         0.7%
    Life..........................................     127,614     122,667         4.0%     115,932         5.8%
    Other.........................................         538        (944)                    (467)
                                                    ----------  ----------               ----------
            Total.................................  $  746,980  $  703,757         6.1%  $  692,418         1.6%
                                                    ----------  ----------               ----------
                                                    ----------  ----------               ----------
Realized investment gains
    Property and casualty.........................  $    1,948  $      201               $    2,940
    Annuity.......................................       2,194       1,584                    4,367
    Life..........................................       1,044         666                    1,297
    Other.........................................         154           -                        -
                                                    ----------  ----------               ----------
            Total.................................  $    5,340  $    2,451               $    8,604
                                                    ----------  ----------               ----------
                                                    ----------  ----------               ----------
Income (loss) from continuing operations before
  income taxes, discontinued operations and
  extraordinary item
    Property and casualty.........................  $   80,545  $   70,522        14.2%  $   75,261        -6.3%
    Annuity.......................................      31,967      26,546        20.4%      27,117        -2.1%
    Life..........................................      20,990      19,129         9.7%      17,428         9.8%
    Interest expense and other....................     (13,864)    (15,578)                 (16,233)
                                                    ----------  ----------               ----------
            Total.................................  $  119,638  $  100,619        18.9%  $  103,573        -2.9%
                                                    ----------  ----------               ----------
                                                    ----------  ----------               ----------
Amortization of intangible assets
  Value of acquired insurance in force
    Property and casualty.........................  $    1,032  $    1,032           -   $    1,032           -
    Annuity.......................................       5,563       5,906        -5.8%       6,144        -3.9%
    Life..........................................       2,449       2,649        -7.6%       2,872        -7.8%
                                                    ----------  ----------               ----------
            Subtotal..............................       9,044       9,587                   10,048        -4.6%
  Goodwill........................................       1,618       1,618           -        1,618           -
                                                    ----------  ----------               ----------
            Total amortization of intangible
              assets..............................  $   10,662  $   11,205        -4.8%  $   11,666        -4.0%
                                                    ----------  ----------               ----------
                                                    ----------  ----------               ----------
Assets
    Property and casualty.........................  $  657,035  $  712,419        -7.8%  $  712,979        -0.1%
    Annuity and Life..............................   3,338,679   3,011,538        10.9%   2,851,543         5.6%
    Other.........................................     136,198     137,069        -0.6%      97,732        40.2%
                                                    ----------  ----------               ----------
            Total.................................  $4,131,912  $3,861,026         7.0%  $3,662,254         5.4%
                                                    ----------  ----------               ----------
                                                    ----------  ----------               ----------

    Revenues include insurance premiums and contract charges earned, net investment income and realized investment gains and losses. Total assets are not allocated among the annuity and life segments. Capital expenditures and depreciation expense were not material.

                       HORACE MANN EDUCATORS CORPORATION

                        DECEMBER 31, 1997, 1996 AND 1995

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 14--UNAUDITED INTERIM INFORMATION

    Summary quarterly financial data is presented below. The per share amounts for all periods have been restated to reflect the Company's two-for-one stock split and adoption of SFAS No. 128 "Earnings Per Share" (also see Note 1).

                                                                              THREE MONTHS ENDED
                                                            ------------------------------------------------------
                                                             DECEMBER 31,   SEPTEMBER 30,   JUNE 30,    MARCH 31,
                                                            --------------  --------------  ---------  -----------
1997
Insurance premiums written and contract deposits..........    $  207,485      $  188,911    $ 195,053   $ 179,870
Total revenues............................................       192,386         185,934      186,597     182,063
Income from continuing operations.........................        25,284          21,477       20,896      19,400
Discontinued operations, after tax........................             -          (3,481)           -           -
Net income................................................        25,284          17,996       20,896      19,400
Per share information
    Basic
        Realized investment gains, after tax..............    $     0.03      $     0.03    $    0.01   $    0.01
        Income from continuing operations.................          0.56            0.48         0.45        0.41
        Net income........................................          0.56            0.40         0.45        0.41
    Diluted
        Realized investment gains, after tax..............          0.03            0.02         0.01        0.01
        Income from continuing operations.................          0.56            0.46         0.45        0.40
        Net income........................................          0.56            0.39         0.45        0.40
1996
Insurance premiums written and contract deposits..........    $  183,938      $  180,551    $ 176,395   $ 163,948
Total revenues............................................       180,026         175,475      174,407     173,849
Income from continuing operations.........................        21,387          17,892       18,097      16,426
Discontinued operations, after tax........................        (5,586)         (1,568)      (1,016)       (993)
Net income................................................        15,801          16,324       17,081      15,433
Per share information
    Basic
        Realized investment gains (losses), after tax.....    $    (0.01)              -    $    0.01   $    0.03
        Income from continuing operations.................          0.45      $     0.38         0.39        0.35
        Net income........................................          0.34            0.35         0.36        0.33
    Diluted
        Realized investment gains (losses), after tax.....             -           (0.01)        0.01        0.03
        Income from continuing operations.................          0.45            0.37         0.38        0.35
        Net income........................................          0.33            0.35         0.36        0.32
1995
Insurance premiums written and contract deposits..........    $  171,440      $  163,417    $ 161,869   $ 157,244
Total revenues............................................       176,540         171,894      174,022     169,962
Income from continuing operations.........................        22,012          19,674       16,238      17,186
Discontinued operations, after tax........................          (589)           (517)          (8)        (70)
Net income................................................        21,423          19,157       16,230      17,116
Per share information
    Basic
        Realized investment gains, after tax..............    $     0.04      $     0.02    $    0.06   $    0.01
        Income from continuing operations.................          0.47            0.43         0.33        0.30
        Net income........................................          0.46            0.41         0.33        0.30
    Diluted
        Realized investment gains, after tax..............          0.03            0.01         0.04           -
        Income from continuing operations.................          0.43            0.39         0.31        0.28
        Net income........................................          0.42            0.38         0.31        0.28

                                                                      SCHEDULE I

                       HORACE MANN EDUCATORS CORPORATION

       SUMMARY OF INVESTMENTS--OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997
                             (AMOUNTS IN THOUSANDS)

                                                                                                    AMOUNT SHOWN
                                                                                        MARKET       IN BALANCE
                        TYPE OF INVESTMENTS                              COST(1)         VALUE          SHEET
--------------------------------------------------------------------  -------------  -------------  -------------
Fixed maturities:
    U.S. Government and U.S. Government agencies and authorities....  $     378,572  $     390,103  $     390,103
    Foreign government bonds........................................         26,397         27,669         27,669
    States, municipalities and political subdivisions...............        594,500        619,566        619,566
    Public utilities................................................         24,723         25,585         25,585
    Other corporate bonds...........................................      1,511,346      1,575,871      1,575,871
                                                                      -------------  -------------  -------------
        Total fixed maturity securities.............................      2,535,538  $   2,638,794      2,638,794
                                                                                     -------------
                                                                                     -------------
Mortgage loans and real estate......................................         38,131            xxx         38,131
Short-term investments..............................................         41,017            xxx         41,021
Policy loans and other..............................................         51,100            xxx         51,100
                                                                      -------------                 -------------
        Total investments...........................................  $   2,665,786            xxx  $   2,769,046
                                                                      -------------                 -------------
                                                                      -------------                 -------------

---------

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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (PARENT COMPANY ONLY)

                        CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS

                     AS OF DECEMBER 31, 1997, 1996 AND 1995
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                      ASSETS

Investments and cash....................................................  $     19,271  $     13,339  $      8,066
Investment in subsidiaries..............................................       574,009       547,889       581,400
Other assets............................................................        57,911        71,277        71,380
                                                                          ------------  ------------  ------------
        Total assets....................................................  $    651,191  $    632,505  $    660,846
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                           LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Mortgage loan payable to subsidiary.....................................  $          -  $     10,834  $     10,951
Short-term debt.........................................................        42,000        34,000        75,000
Long-term debt..........................................................        99,599        99,564       100,000
Other liabilities.......................................................         3,043         3,135         4,154
                                                                          ------------  ------------  ------------
        Total liabilities...............................................       144,642       147,533       190,105
                                                                          ------------  ------------  ------------
Warrants, subject to redemption.........................................           577           577           577
                                                                          ------------  ------------  ------------
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none
  issued................................................................             -             -             -
Common stock, $0.001 par value, authorized 75,000,000 shares; issued,
  1997, 59,161,008; 1996, 58,426,796; 1995, 57,954,858..................            59            58            58
Additional paid-in capital..............................................       340,564       330,234       323,891
Net unrealized gains on fixed maturities and equity securities..........        62,167        29,736        76,151
Retained earnings.......................................................       349,274       278,669       224,366
Treasury stock, at cost, 1997, 14,896,796 shares; 1996 and 1995,
  11,176,196 shares.....................................................      (246,092)     (154,302)     (154,302)
                                                                          ------------  ------------  ------------
        Total shareholders' equity......................................       505,972       484,395       470,164
                                                                          ------------  ------------  ------------
        Total liabilities, redeemable securities and shareholders'
          equity........................................................  $    651,191  $    632,505  $    660,846
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (PARENT COMPANY ONLY)

                        CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF OPERATIONS

                             (AMOUNTS IN THOUSANDS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
Revenues
    Net investment income......................................................  $   1,487  $     165  $     659
    Realized investment gains..................................................        154          -          -
                                                                                 ---------  ---------  ---------
        Total revenues.........................................................      1,641        165        659
                                                                                 ---------  ---------  ---------
Expenses
    Interest...................................................................      9,412     10,517     11,589
    Amortization of goodwill...................................................      1,618      1,618      1,618
    Other......................................................................        541        689        700
    Debt retirement costs......................................................          -      1,319          -
    Cost of additional rights relating to share repurchase.....................          -          -      1,347
                                                                                 ---------  ---------  ---------
        Total expenses.........................................................     11,571     14,143     15,254
                                                                                 ---------  ---------  ---------
Income (loss) from continuing operations before income taxes and equity in net
  earnings of subsidiaries.....................................................     (9,930)   (13,978)   (14,595)
Income tax expense (benefit)...................................................     (2,845)    (3,862)    (3,600)
                                                                                 ---------  ---------  ---------
Income (loss) from continuing operations before equity in net earnings of
  subsidiaries.................................................................     (7,085)   (10,116)   (10,995)
Equity in net earnings of subsidiaries.........................................     94,142     83,918     86,105
                                                                                 ---------  ---------  ---------
Income from continuing operations..............................................     87,057     73,802     75,110
Discontinued operations:
    Loss from operations, net of applicable income tax benefits of 1996,
      $2,764; 1995, $647.......................................................          -     (5,280)    (1,184)
    Loss on discontinuation, representing provision of 1997, $5,355; 1996,
      $5,974 for operating losses during phase-out period, net of applicable
      income tax benefits of 1997, $1,874; 1996, $2,091........................     (3,481)    (3,883)         -
                                                                                 ---------  ---------  ---------
Net income.....................................................................  $  83,576  $  64,639  $  73,926
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (PARENT COMPANY ONLY)

                        CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           ---------------------------------------
                                                                              1997          1996          1995
                                                                           -----------  ------------  ------------
Cash flows from operating activities
    Interest expense paid................................................  $    (9,276) $     (8,653) $    (11,180)
    Federal income taxes recovered (paid)................................        1,391       (10,154)       21,509
    Cash dividends received from subsidiaries............................      107,300        72,700        75,471
    Other, net...........................................................       (7,208)        3,342           324
                                                                           -----------  ------------  ------------
        Net cash provided by operating activities........................       92,207        57,235        86,124
                                                                           -----------  ------------  ------------

Cash flows from investing activities
    Net (increase) decrease in investments...............................      (10,102)       (4,705)        5,321
    Capital expenditures for property and equipment......................            -        (2,609)       (1,776)
                                                                           -----------  ------------  ------------
        Net cash provided by (used in) investing activities..............      (10,102)       (7,314)        3,545
                                                                           -----------  ------------  ------------

Cash flows from financing activities
    Purchase of treasury stock...........................................      (91,790)            -      (174,870)
    Dividends paid to shareholders.......................................      (12,971)      (10,336)       (8,838)
    Principal borrowings (payments) on Bank Credit Facility..............        8,000       (41,000)       75,000
    Exercise of stock options............................................       11,581         6,343           403
    Catastrophe-linked equity put option premium.........................       (1,250)            -             -
    Proceeds from issuance of Senior Notes...............................            -        98,530             -
    Retirement of Convertible Notes......................................            -      (102,890)            -
    Proceeds from issuance of common stock...............................            -             -        20,568
                                                                           -----------  ------------  ------------
        Net cash used in financing activities............................      (86,430)      (49,353)      (87,737)
                                                                           -----------  ------------  ------------
Net increase (decrease) in cash..........................................       (4,325)          568         1,932
Cash at beginning of period..............................................        4,325         3,757         1,825
                                                                           -----------  ------------  ------------
Cash at end of period....................................................  $         0  $      4,325  $      3,757
                                                                           -----------  ------------  ------------
                                                                           -----------  ------------  ------------

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

                       DECEMBER 31, 1997, 1996, AND 1995

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

                 See accompanying Independent Auditors' Report.

                                                    SCHEDULE III & VI (COMBINED)

                       HORACE MANN EDUCATORS CORPORATION
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (AMOUNTS IN THOUSANDS)

                                                                                                         OTHER
                                          DEFERRED     FUTURE POLICY       DISCOUNT,                    POLICY       PREMIUM
                                           POLICY        BENEFITS,          IF ANY,                   CLAIMS AND    REVENUE/
                                         ACQUISITION     CLAIMS AND       DEDUCTED IN     UNEARNED     BENEFITS      PREMIUM
                SEGMENT                     COSTS     CLAIMS EXPENSES   PREVIOUS COLUMN   PREMIUMS      PAYABLE      EARNED
---------------------------------------  -----------  ----------------  ---------------  -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1997
    Property and casualty..............   $  15,230    $      310,632      $       0     $   161,205  $       305  $   447,252
    Annuity............................      19,699         1,246,948            xxx               -      107,538       12,597
    Life...............................      50,954           553,981            xxx           5,791       14,264       82,863
    Other..............................         N/A               N/A            xxx             N/A          N/A          N/A
                                         -----------  ----------------                   -----------  -----------  -----------
        Total..........................   $  85,883    $    2,111,561            xxx     $   166,996  $   122,107  $   542,712
                                         -----------  ----------------                   -----------  -----------  -----------
                                         -----------  ----------------                   -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1996
    Property and casualty..............   $  13,855    $      340,411      $       0     $   150,368  $       305  $   413,219
    Annuity............................      14,230         1,287,815            xxx               -      102,681        9,191
    Life...............................      46,986           526,028            xxx           5,408       15,563       80,289
    Other..............................         N/A               N/A            xxx             N/A          N/A          N/A
                                         -----------  ----------------                   -----------  -----------  -----------
        Total..........................   $  75,071    $    2,154,254            xxx     $   155,776  $   118,549  $   502,699
                                         -----------  ----------------                   -----------  -----------  -----------
                                         -----------  ----------------                   -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1995
    Property and casualty..............   $  12,515    $      369,653      $       0     $   136,441  $       305  $   403,796
    Annuity............................      12,497         1,276,227            xxx               -      101,943        6,798
    Life...............................      41,854           489,060            xxx           4,664       16,822       74,850
    Other..............................         N/A               N/A            xxx             N/A          N/A          N/A
                                         -----------  ----------------                   -----------  -----------  -----------
        Total..........................   $  66,866    $    2,134,940            xxx     $   141,105  $   119,070  $   485,444
                                         -----------  ----------------                   -----------  -----------  -----------
                                         -----------  ----------------                   -----------  -----------  -----------


                                                                       CLAIMS AND CLAIM
                                                       BENEFITS,     ADJUSTMENT EXPENSES     AMORTIZATION
                                                        CLAIMS       INCURRED RELATED TO      OF DEFERRED                PAID CLAIMS
                                             NET          AND      ------------------------     POLICY         OTHER      AND CLAIM
                                         INVESTMENT   SETTLEMENT     CURRENT                  ACQUISITION    OPERATING   ADJUSTMENT
                SEGMENT                    INCOME      EXPENSES       YEAR      PRIOR YEARS      COSTS       EXPENSES     EXPENSES
---------------------------------------  -----------  -----------  -----------  -----------  -------------  -----------  -----------
YEAR ENDED DECEMBER 31, 1997
    Property and casualty..............  $    41,702  $   320,834  $   365,986  $   (45,152)  $    40,515   $    49,012  $   357,875
    Annuity............................      113,135       76,486          xxx          xxx           100        19,373          xxx
    Life...............................       43,707       59,352          xxx          xxx         3,583        43,685          xxx
    Other..............................          384          N/A          xxx          xxx           N/A        14,402          xxx
                                         -----------  -----------                            -------------  -----------
        Total..........................  $   198,928  $   456,672          xxx          xxx   $    44,198   $   126,472          xxx
                                         -----------  -----------                            -------------  -----------
                                         -----------  -----------                            -------------  -----------
YEAR ENDED DECEMBER 31, 1996
    Property and casualty..............  $    46,363  $   306,102  $   368,648  $   (62,546)  $    36,652   $    46,507  $   345,642
    Annuity............................      111,476       76,762          xxx          xxx         1,300        17,643          xxx
    Life...............................       41,712       59,149          xxx          xxx         3,111        41,278          xxx
    Other..............................         (944)         N/A          xxx          xxx           N/A        13,315          xxx
                                         -----------  -----------                            -------------  -----------
        Total..........................  $   198,607  $   442,013          xxx          xxx   $    41,063   $   118,743          xxx
                                         -----------  -----------                            -------------  -----------
                                         -----------  -----------                            -------------  -----------
YEAR ENDED DECEMBER 31, 1995
    Property and casualty..............  $    48,842  $   297,078  $   352,513  $   (55,630)  $    36,405   $    46,834  $   320,557
    Annuity............................      110,210       74,424          xxx          xxx            71        19,763          xxx
    Life...............................       39,785       55,114          xxx          xxx         3,542        39,848          xxx
    Other..............................         (467)         N/A          xxx          xxx           N/A        14,419          xxx
                                         -----------  -----------                            -------------  -----------
        Total..........................  $   198,370  $   426,616          xxx          xxx   $    40,018   $   120,864          xxx
                                         -----------  -----------                            -------------  -----------
                                         -----------  -----------                            -------------  -----------


                                          PREMIUMS
                SEGMENT                    WRITTEN
---------------------------------------  -----------
YEAR ENDED DECEMBER 31, 1997
    Property and casualty..............  $   458,088
    Annuity............................          xxx
    Life...............................          xxx
    Other..............................          xxx

        Total..........................          xxx

YEAR ENDED DECEMBER 31, 1996
    Property and casualty..............  $   427,146
    Annuity............................          xxx
    Life...............................          xxx
    Other..............................          xxx

        Total..........................          xxx

YEAR ENDED DECEMBER 31, 1995
    Property and casualty..............  $   405,795
    Annuity............................          xxx
    Life...............................          xxx
    Other..............................          xxx

        Total..........................          xxx


-------------

N/A Not applicable.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE IV

                       HORACE MANN EDUCATORS CORPORATION

                                  REINSURANCE

                             (AMOUNTS IN THOUSANDS)

COLUMN A                                      COLUMN B      COLUMN C     COLUMN D       COLUMN E        COLUMN F
                                                            CEDED TO      ASSUMED
                                                              OTHER     FROM STATE                    PERCENTAGE OF
                                            GROSS AMOUNT    COMPANIES   FACILITIES        NET        AMOUNT ASSUMED
                                           --------------  -----------  -----------  --------------  ---------------
YEAR ENDED DECEMBER 31, 1997
    Life insurance in force..............  $   11,187,925   $ 310,833    $       -   $   10,877,092             -
    Premiums
        Property and casualty............  $      445,468   $  20,895    $  22,679   $      447,252           5.1%
        Annuity..........................          12,597           -            -           12,597             -
        Life.............................          84,540       1,677            -           82,863             -
                                           --------------  -----------  -----------  --------------
            Total premiums...............  $      542,605   $  22,572    $  22,679   $      542,712           4.2%
                                           --------------  -----------  -----------  --------------
                                           --------------  -----------  -----------  --------------
YEAR ENDED DECEMBER 31, 1996
    Life insurance in force..............  $   10,645,393   $ 222,611    $       -   $   10,422,782             -
    Premiums
        Property and casualty............  $      406,778   $  22,440    $  28,881   $      413,219           7.0%
        Annuity..........................           9,191           -            -            9,191             -
        Life.............................          81,736       1,447            -           80,289             -
                                           --------------  -----------  -----------  --------------
            Total premiums...............  $      497,705   $  23,887    $  28,881   $      502,699           5.7%
                                           --------------  -----------  -----------  --------------
                                           --------------  -----------  -----------  --------------
YEAR ENDED DECEMBER 31, 1995
    Life insurance in force..............  $   10,234,655   $ 174,002    $       -   $   10,060,653             -
    Premiums
        Property and casualty............  $      398,639   $  19,594    $  24,751   $      403,796           6.1%
        Annuity..........................           6,798           -            -            6,798             -
        Life.............................          75,755         905            -           74,850             -
                                           --------------  -----------  -----------  --------------
            Total premiums...............  $      481,192   $  20,499    $  24,751   $      485,444           5.1%
                                           --------------  -----------  -----------  --------------
                                           --------------  -----------  -----------  --------------

---------

NOTE: Premiums above include insurance premiums earned and contract charges earned.

                 See accompanying Independent Auditors' Report.

                                        [LOGO]

                            WWW.HORACEMANN.COM

                            HA-C00313

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------



                      HORACE MANN EDUCATORS CORPORATION



                                    EXHIBITS



                                       To



                                   FORM 10-K



                      For the Year Ended December 31, 1997



                                 VOLUME 1 OF 1



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. Management contracts and compensatory plans are indicated by an asterisk(*).

                                 EXHIBIT INDEX

                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
 NO.                              DESCRIPTION                                      NUMBER
----                              -----------                                    ----------

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


                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
 NO.                              DESCRIPTION                                      NUMBER
----                              -----------                                    ----------

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

       4.5       Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit
                 4.4).

       4.6       Certificate of Designations for HMEC Series A Cumulative
                 Preferred Stock (included in Exhibit 10.12).



                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
 NO.                              DESCRIPTION                                      NUMBER
----                              -----------                                    ----------

(10)   Material contracts:

       10.1      Credit Agreement dated as of December 31, 1996 (the "Bank
                 Credit Facility") among HMEC, certain banks named therein and Bank of America National Trust and Savings Association, as administrative agent (the "Agent"), incorporated by reference to Exhibit 10.1 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 26, 1997.

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

       10.4* Horace Mann Educators Corporation Deferred Compensation Plan for Employees.

       10.5* Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to HMEC's Annual
                 Report on Form 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

       10.5(a)*  Specimen Employee Stock Option Agreement under the Horace Mann
                 Educators Corporation 1991 Stock Incentive Plan.

       10.5(b)*  Specimen Director Stock Option Agreement under the Horace Mann
                 Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC's Annual Report on Form
                 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.



                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
 NO.                              DESCRIPTION                                      NUMBER
----                              -----------                                    ----------

       10.5(c)*  Amendment to Horace Mann Educators Corporation 1991 Stock
                 Incentive Plan, dated September 11, 1996, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on
                 Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on November 14, 1996.

       10.6* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.9 to HMEC's
                 Annual Report on Form 10-K for the year ended December 31,
                 1993, filed with the Securities and Exchange Commission on March 31, 1994.

       10.7* Specimen Continuation of Employment Agreement between HMEC and certain officers, incorporated by reference to Exhibit
                 10.21(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Securities and Exchange Commission on November 14, 1994.

       10.7(a)* Schedule of Continuation of Employment Agreements between HMEC and certain officers, incorporated by reference to Exhibit
                 10.21(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the Securities and Exchange Commission on November 14, 1994.

       10.8* Horace Mann Incentive Compensation Program, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 26, 1997.

       10.9*     Horace Mann Supplemental Employee Retirement Plan, 1997
                 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended
                 September 30,1997, filed with the Securities and Exchange
                 Commission on November 14, 1997.

       10.10*    Horace Mann Executive Supplemental Employee Retirement Plan,
                 1997 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1997, filed with the Securities and Exchange
                 Commission on August 14, 1997.



                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
 NO.                              DESCRIPTION                                      NUMBER
----                              -----------                                    ----------

       10.11* Agreement entered by and between HMEC and Paul J. Kardos as of August 1, 1996, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended
                 June 30, 1996, filed with the Securities and Exchange
                 Commission on August 13, 1996.

       10.12 Catastrophe Equity Securities Issuance Option Agreement entered by and between HMEC and Centre Reinsurance, dated
                 February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual
                 Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 26, 1997.

(11)   Statement re computation of per share earnings.

(12)   Statement regarding computation of ratios.

(21)   Subsidiaries of HMEC.

(23)   Consent of KPMG Peat Marwick LLP.

(27)   Financial Data Schedule.