Form 10-Q
period 1998-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 1998-05-15
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1998
                                      OR
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

     As of April 30, 1998, 44,009,644 shares of Common Stock, par value $0.001 per share, were outstanding, net of 15,233,396 shares of treasury stock.


================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX


                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets as of
                 March 31, 1998 and December 31, 1997.......................   1

               Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1998 and 1997.................   2

               Consolidated Statements of Changes in Shareholders'
                 Equity for the Three Months Ended March 31, 1998 and 1997..   3

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1998 and 1997.................   4

               Notes to Consolidated Financial Statements...................   5

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................  11

PART II - OTHER INFORMATION.................................................  20

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES..................................................................  21

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    March 31,    December 31,
                                                                      1998           1997
                                                                   ----------    -----------
                                     ASSETS
Investments
  Fixed maturities, available for sale, at market (amortized
    cost, 1998, $2,582,162; 1997, $2,535,538).................     $2,674,555    $2,638,794
  Short-term and other investments............................        200,017       130,252
                                                                   ----------    ----------
     Total investments........................................      2,874,572     2,769,046
Cash..........................................................         10,187           353
Accrued investment income and premiums receivable.............         93,631       103,951
Value of acquired insurance in force and goodwill.............        106,140       107,976
Deferred policy acquisition costs.............................         90,545        85,883
Other assets..................................................         96,475       104,943
Variable annuity assets.......................................      1,086,827       959,760
                                                                   ----------    ----------
     Total assets.............................................     $4,358,377    $4,131,912
                                                                   ==========    ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
  Fixed annuity contract liabilities..........................     $1,238,440    $1,245,459
  Interest-sensitive life contract liabilities................        373,439       364,205
  Unpaid claims and claim expenses............................        317,862       322,335
  Future policy benefits......................................        179,832       179,562
  Unearned premiums...........................................        166,353       166,996
                                                                   ----------    ----------
     Total policy liabilities.................................      2,275,926     2,278,557
Other policyholder funds......................................        123,586       122,107
Other liabilities.............................................        225,690       126,847
Short-term debt...............................................         42,000        42,000
Long-term debt................................................         99,609        99,599
Variable annuity liabilities..................................      1,082,907       956,253
                                                                   ----------    ----------
     Total liabilities........................................      3,849,718     3,625,363
                                                                   ----------    ----------

Warrants, subject to redemption...............................            577           577
                                                                   ----------    ----------

Preferred stock...............................................              -             -
Common stock..................................................             59            59
Additional paid-in capital....................................        340,503       340,564
Retained earnings.............................................        368,197       349,274
Accumulated other comprehensive income (Net
 unrealized gains on fixed maturities and equity securities)..         55,614        62,167
Treasury stock, at cost.......................................       (256,291)     (246,092)
                                                                   ----------    ----------
     Total shareholders' equity...............................        508,082       505,972
                                                                   ----------    ----------
      Total liabilities, redeemable
       securities, and shareholders' equity...................     $4,358,377    $4,131,912
                                                                   ==========    ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Insurance premiums written and contract deposits.........    $196,954  $179,870
                                                             ========  ========

Revenues
 Insurance premiums and contract charges earned..........    $141,207  $131,419
 Net investment income...................................      48,520    49,787
 Realized investment gains...............................       6,371       857
                                                             --------  --------
     Total revenues......................................     196,098   182,063
                                                             --------  --------

Benefits, losses and expenses
 Benefits, claims and settlement expenses................      97,430    90,500
 Interest credited.......................................      24,129    24,384
 Policy acquisition expenses amortized...................      11,446    10,840
 Operating expenses......................................      27,225    24,509
 Amortization of intangible assets.......................       1,836     2,706
 Interest expense........................................       2,360     2,454
                                                             --------  --------
     Total benefits, losses and expenses.................     164,426   155,393
                                                             --------  --------

Income before income taxes...............................      31,672    26,670
Income tax expense.......................................       9,213     7,270
                                                             --------  --------
Net income...............................................    $ 22,459  $ 19,400
                                                             ========  ========

Net income per share
 Basic...................................................    $   0.51  $   0.41
                                                             ========  ========
 Diluted.................................................    $   0.50  $   0.40
                                                             ========  ========

Weighted average number of shares and equivalent shares
 Basic...................................................      44,176    47,330
 Diluted.................................................      44,961    48,045

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                               Three Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                1998        1997
                                                                ----        ----
Common stock
 Beginning balance..........................................  $      59   $      58
 Options exercised, 1998, 77,532 shares;
  1997, 371,944 shares......................................          -           -
                                                              ---------   ---------
 Ending balance.............................................         59          58
                                                              ---------   ---------

Additional paid-in capital
 Beginning balance..........................................    340,564     330,234
 Options exercised..........................................      1,414       5,714
 Catastrophe-linked equity put option premium...............     (1,475)          -
                                                              ---------   ---------
 Ending balance.............................................    340,503     335,948
                                                              ---------   ---------

Retained earnings
 Beginning balance..........................................    349,274     278,669
 Net income.................................................     22,459      19,400
 Cash dividends, 1998, $0.08 per share;
  1997, $0.0675 per share...................................     (3,536)     (3,208)
                                                              ---------   ---------
 Ending balance.............................................    368,197     294,861
                                                              ---------   ---------

Accumulated other comprehensive income (Net unrealized
 gains (losses) on fixed maturities and equity securities)
  Beginning balance.........................................     62,167      29,736
  Increase (decrease) for the period........................     (6,553)    (25,799)
                                                              ---------   ---------
  Ending balance............................................     55,614       3,937
                                                              ---------   ---------

Treasury stock, at cost
 Beginning balance, 1998, 14,896,796 shares;
  1997, 11,176,196 shares...................................   (246,092)   (154,302)
 Purchase of 297,000 shares in 1998;
  586,400 shares in 1997 (See note 5).......................    (10,199)    (13,348)
                                                              ---------   ---------
 Ending balance, 1998, 15,193,796 shares;
  1997,11,762,596 shares....................................   (256,291)   (167,650)
                                                              ---------   ---------
Shareholders' equity at end of period.......................  $ 508,082   $ 467,154
                                                              =========   =========

Comprehensive income
 Net income.................................................  $  22,459   $  19,400
 Other comprehensive income.................................     (6,553)    (25,799)
                                                              ---------   ---------
  Total.....................................................  $  15,906   $  (6,399)
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ----------------------
                                                                     1998        1997
                                                                     ----        ----
Cash flows from operating activities
 Premiums collected........................................       $ 156,335   $ 148,861
 Policyholder benefits paid................................        (114,314)   (112,546)
 Policy acquisition and other operating expenses paid......         (40,515)    (40,036)
 Federal income taxes paid.................................            (800)    (30,306)
 Investment income collected...............................          53,754      51,419
 Interest expense paid.....................................          (3,319)     (3,951)
 Other.....................................................           1,541       2,310
                                                                  ---------   ---------
    Net cash provided by operating activities..............          52,682      15,751
                                                                  ---------   ---------

Cash flows from investing activities
 Fixed maturities
  Purchases................................................        (330,130)   (265,366)
  Sales....................................................         198,927     217,068
  Maturities...............................................         105,117      62,001
Net cash received from (used for)
 short-term and other investments..........................          15,109     (11,932)
                                                                  ---------   ---------
    Net cash provided by (used in) investing activities....         (10,977)      1,771
                                                                  ---------   ---------

Cash flows from financing activities
 Purchase of treasury stock................................         (10,199)    (13,348)
 Dividends paid to shareholders............................          (3,536)     (3,208)
 Principal borrowing (payments) on Bank Credit Facility....               -           -
 Exercise of stock options.................................           1,414       5,714
 Catastrophe-linked equity put option premium..............          (1,475)     (1,250)
 Annuity contracts, variable and fixed
  Deposits.................................................          54,343      46,793
  Maturities and withdrawals...............................         (45,109)    (34,210)
  Net transfer to variable annuity assets..................         (27,207)    (26,285)
 Net increase (decrease) in interest-sensitive
  life account balances....................................            (102)        418
                                                                  ---------   ---------
    Net cash used in financing activities..................         (31,871)    (25,376)
                                                                  ---------   ---------

Net increase (decrease) in cash............................           9,834      (7,854)
Cash at beginning of period................................             353      13,704
                                                                  ---------   ---------
Cash at end of period......................................       $  10,187   $   5,850
                                                                  =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1998 and 1997
                            (Dollars in thousands)

Note 1 - Basis of Presentation

          The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1998 and December 31, 1997 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 1998 and 1997.

          It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1997 Form 10-K filed by the Company.

          The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

          The Company has reclassified the presentation of certain prior period information to conform with the 1998 presentation.

Note 2 - Debt

          Indebtedness outstanding was as follows:

                                                     March 31,  December 31,
                                                       1998        1997
                                                     ---------  ------------
Short-term debt:
  $65,000 Bank Credit Facility, IBOR + 0.325%
    (6.0% as of March 31, 1998)...................   $ 42,000     $ 42,000
Long-term debt:
  6-5/8% Senior Notes, due January 15, 2006.
    Face amount less unaccrued discount
    of $391 and $401 (6.7% imputed rate)..........     99,609       99,599
                                                     --------     --------
      Total.......................................   $141,609     $141,599
                                                     ========     ========

Note 3 - Investments

          The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                           Percent of
                                        Carrying Value                 March 31, 1998
                                   -------------------------     ----------------------------
     Rating of Fixed               March 31,    December 31,      Carrying         Amortized
     Maturity Securities(1)          1998           1997           Value              Cost
     ----------------------        ---------    ------------     ----------        ----------
       AAA....................        44.4%         42.7%        $1,186,810        $1,154,966
       AA.....................         7.1           7.1            191,332           182,761
       A......................        18.8          20.3            502,835           481,431
       BBB....................        23.1          23.3            617,745           595,006
       BB.....................         1.5           1.6             39,285            37,667
       B......................         4.0           4.0            107,661           101,149
       CCC or lower...........         0.1           0.1              2,476             4,654
       Not rated(2)...........         1.0           0.9             26,411            24,528
                                     -----         -----         ----------        ----------
         Total................       100.0%        100.0%        $2,674,555        $2,582,162
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

(2) This category includes $17.8 million of publicly traded securities not currently rated by S&P, Moody's or the NAIC and $8.6 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 89.0% of these private placements as investment grade. $0.8 million of the remaining $0.9 million of private placements were rated as investment grade by the NAIC in 1995 and are under review for the assignment of a current rating.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 Percent             Carrying
                                                 of Total              Value
                                         -------------------------  ----------
                                         March 31,    December 31,   March 31,
Scheduled Maturity                         1998           1997         1998
------------------                       ---------    ------------  ----------
Due in 1 year or less................        4.9%          5.6%     $  131,782
Due after 1 year through 5 years.....       27.2          24.2         728,656
Due after 5 years through 10 years...       33.4          34.8         892,565
Due after 10 years through 20 years..       18.7          19.6         500,288
Due after 20 years...................       15.8          15.8         421,264
                                           -----         -----      ----------
Total................................      100.0%        100.0%     $2,674,555
                                           =====         =====      ==========

Note 4 - Shareholders' Equity

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

          During the three months ended March 31, 1998, the Company repurchased 297,000 shares at an aggregate cost of $10,199 which was financed with cash from operations.

Note 5 - Value of Annuity Business Acquired

          The value of annuity business acquired was recorded in the application of purchase accounting at the time that the Company was acquired in 1989 and is being amortized over 20 years, in proportion to projected future gross profits. Reflecting the significant recent market appreciation, the retention of the business and their impact on projected future gross profits, scheduled annual amortization of the December 31, 1997 balance has been revised as follows: 1998, $3,119; 1999, $3,132; 2000, $3,176; 2001, $3,220; and 2002, $3,207.

Note 6 - Comprehensive Income

          Effective January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income. Comprehensive income represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income is equal to net income plus the change in net unrealized gains and losses on fixed maturities and equity securities for the period as shown in the Statement of Changes in Shareholders' Equity in prior periods. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company. Comprehensive income was $15,906 and ($6,399) for the three months ended March 31, 1998 and 1997, respectively, with the change between years due primarily to the change in the market value of fixed maturity securities.

Note 7 - Reinsurance

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


                                             Ceded to    Assumed
                                    Gross      Other    from State
                                    Amount   Companies  Facilities    Net
                                   --------  ---------  ----------  --------
Three months ended
  March 31, 1998
------------------

Premiums written.................  $197,870   $5,262      $4,346    $196,954
Premiums earned..................   142,495    5,245       3,957     141,207
Benefits, claims and
  settlement expenses............   101,384    7,502       3,548      97,430

Three months ended
  March 31, 1997
------------------

Premiums written.................  $181,832   $5,990      $4,028    $179,870
Premiums earned..................   130,809    5,229       5,839     131,419
Benefits, claims and
  settlement expenses............    91,968    8,291       6,823      90,500


     The Company maintains an excess and catastrophe treaty reinsurance program for its property and casualty subsidiaries. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence. This program is augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. The fee for the equity put has been charged directly to additional paid-in capital. For liability coverages, including the educator professional liability policy, the Company reinsures each loss above a retention of $0.5 million up to $20 million. The Company also reinsures each property loss above a retention of $0.5 million up to $1.5 million.

Note 8 - Segment Information

          Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual and interim reports issued to shareholders and requires that reported segment information be consistent with what the Company's management uses to make operating decisions and assess performance. The adoption of SFAS No. 131 had no effect on the financial position, results of operations, or liquidity of the Company. Adoption of SFAS No. 131 resulted in no changes in the way the Company has reported its segment results with the exception of realized investment gains and losses which are managed in the aggregate and accordingly have been reclassified to the Corporate and Other segment. Segment information for prior periods has been restated to conform to this presentation.

          The Company's operations include the following operating segments: property and casualty, annuity and life insurance. The property and casualty insurance segment includes primarily personal lines automobile and homeowners products. The annuity segment includes primarily fixed and variable tax-qualified annuity products. The life insurance segment includes primarily interest-sensitive life and traditional life products.

     Summarized financial information for these segments is as follows:

                                                Three Months Ended
                                                     March 31,
                                             -----------------------
                                                1998         1997
                                             ----------   ----------
Revenues
  Property and casualty....................  $  125,965   $  119,646
  Annuity..................................      30,921       30,835
  Life.....................................      32,711       30,798
  Corporate and other,
    including realized investment gains....       6,775        1,061
  Intersegment eliminations................        (274)        (277)
                                             ----------   ----------
        Total..............................  $  196,098   $  182,063
                                             ==========   ==========

Net income
  Operating income
    Property and casualty..................  $   12,539   $   13,723
    Annuity................................       5,299        4,254
    Life...................................       2,646        2,950
    Corporate and other,
      including interest expense...........      (2,166)      (2,084)
                                             ----------   ----------
        Total operating income.............      18,318       18,843
  Realized investment gains, after tax.....       4,141          557
                                             ----------   ----------
        Total..............................  $   22,459   $   19,400
                                             ==========   ==========


                                              March 31,   December 31,
                                                1998         1997
                                             ----------   ------------
Assets
  Property and casualty....................  $  748,193   $  742,487
  Annuity..................................   2,694,291    2,531,309
  Life.....................................     826,233      777,488
  Corporate and other......................     124,423      125,624
  Intersegment eliminations................     (34,763)     (44,996)
                                             ----------   ----------
        Total..............................  $4,358,377   $4,131,912
                                             ==========   ==========

     Revenues include insurance premiums and contract charges earned, net investment income and realized investment gains and losses. Operating income is equal to net income before realized investment gains, after tax.

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

Three Months Ended March 31, 1998 Compared With Three Months Ended March 31,
1997

  Insurance Premiums and Contract Charges Earned

     Insurance premiums and contract charges earned, which excludes annuity and life contract deposits, increased 7.5% for the three months ended March 31, 1998, compared to the same period in 1997.

     Insurance premiums written and contract deposits of $197.0 million for the three months ended March 31, 1998 increased 9.5%, compared to $179.9 million for the same period in 1997, driven principally by a 16.0% increase in annuity deposits and an 8.2% growth in property and casualty premiums written. Insurance premiums written and contract deposits in the Company's primary product lines, automobile (excluding involuntary), property, annuity and life, increased 9.9% to $192.6 million for the three months ended March 31, 1998, compared to $175.3 million for the same period in 1997. Involuntary automobile business includes allocations of business from state mandatory automobile insurance facilities and assigned risk business. Involuntary automobile premiums written for the three months ended March 31, 1998 decreased 5.3% compared to the same period in 1997.

     Automobile (excluding involuntary) and homeowners earned premiums increased 7.9% to $110.0 million for the three months ended March 31, 1998, compared to $101.9 million for the same period in 1997, primarily as a result of a 5.5% increase in automobile (excluding involuntary) and homeowners policies in force. The 846,000 automobile (excluding involuntary) and homeowners policies in force at March 31, 1998 represented an increase of 44,000 policies since March 31, 1997 and an increase of 9,000 policies since December 31, 1997.

     Automobile (excluding involuntary) and homeowners premiums written increased 8.7% to $111.0 million for the three months ended March 31, 1998, compared to $102.1 million for the same period in 1997. The average premium per policy in the first three months of 1998 increased approximately 3% compared to a year earlier and contributed a similar increase to the first quarter growth in premiums written. For the three months ended March 31, 1998, new direct premiums written of $11.6 million were comparable to $11.8 million for the same period last year. Renewal direct premiums written of $100.8 million for the three months ended March 31, 1998 increased 9.8% compared to $91.8 million for the same period in 1997.

     Annuity contract charges earned increased 38.5% to $3.6 million for the three months ended March 31, 1998, compared to $2.6 million for the same period in 1997, due to a 52% increase in variable annuity cash value on deposit at the end of the quarter compared to a year earlier. Total annuity deposits received during the three months ended March 31, 1998 increased 16.0% to $54.3 million, compared to $46.8 million for the same period in 1997, reflecting a $3.3 million, or 9.5%, increase in scheduled deposits for retirement annuities and a $4.2 million, or 35.0%, increase in rollover deposits from other companies and single premiums. In response to changes in the tax law, the Company introduced new IRA annuities during the first quarter of 1998. Annuity deposits received for these new IRA retirement options represented approximately 1.5 percentage points of the 16.0% growth in annuity deposits received.

     For the three months ended March 31, 1998, life insurance premiums and contract charges earned were $21.6 million, compared to $20.4 million for the same period in 1997, representing an increase of 5.9%. Life insurance in force on March 31, 1998 increased 6.6% compared to March 31, 1997. The lapse rate for ordinary life insurance in force of 7.0% for the three months ended March 31, 1998 improved 1.0 percentage point compared to 8.0% reported for the same period in 1997.

  Net Investment Income

     Net investment income of $48.5 million for the three months ended March 31, 1998 decreased 2.6% compared to $49.8 million for the same period in 1997. The decrease in net investment income was due primarily to the utilization of capital for the share repurchase program and customers' preference for variable versus fixed annuity contracts. Investments (at amortized cost) decreased 1.7%, or $45.7 million, from March 31, 1997 excluding $84.0 million of short-term investments held at March 31, 1998 as securities lending collateral required to be classified as investments beginning in 1998 under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The pretax yield on average investments (excluding the securities lending collateral) was 7.3% (4.8% after tax) for the three months ended March 31, 1998 compared to a pretax yield of 7.3% (4.9% after tax) for the same period in 1997.

  Realized Investment Gains and Losses

     Realized investment gains were $6.4 million for the three months ended March 31, 1998, compared to $0.9 million for the same period in 1997.

  Benefits, Claims and Settlement Expenses

     Total benefits, claims and settlement expenses increased 7.6% to $97.4 million for the three months ended March 31, 1998, compared to $90.5 million for the same period in 1997.

     Property and casualty claims and settlement expenses were $86.0 million for the three months ended March 31, 1998, compared to $80.8 million for the same period in 1997. The property and casualty loss ratio of 74.4% for the three months ended March 31, 1998 was equal to the same period in 1997. Improvements in both the frequency and severity of non-weather-related claims offset higher weather-related losses in the first quarter of 1998. Losses from severe weather in the first quarter of 1997 were unusually low. Catastrophe losses after reinsurance but before federal income tax benefits for the three months ended March 31, 1998 were $3.8 million and accounted for 3.2 points on the loss ratio, compared to catastrophe losses of $1.2 million, 1.1 points on the loss ratio, for the same period in 1997. The provision for claims and claim adjustment expenses for insured events in prior years continued to reflect favorable development in the first three months of both 1998 and 1997. Property and casualty claims and settlement expenses were reduced by a decrease in estimated losses and loss adjustment expenses for claims occurring in prior years of $5.8 million and $10.9 million for the three months ended March 31, 1998 and 1997, respectively.

     The Company's catastrophe reinsurance program covers 95% of catastrophe losses above a retention of $7.5 million up to $80 million for each catastrophe in 1998. The Company's catastrophe reinsurance program is augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit.

     Life benefits were $11.4 million for the three months ended March 31, 1998, reflecting a 17.5% increase, compared to $9.7 million for the same period in 1997. The first quarter of 1998 reflected higher individual life mortality experience compared to the same period in 1997.

  Interest Credited to Policyholders

     Interest credited to policyholders was $24.1 million for the three months ended March 31, 1998, compared to $24.4 million interest credited for the same period in 1997. Interest credited to fixed annuity contracts decreased $0.9 million, or 4.6%, to $18.6 million for the three months ended March 31, 1998, from $19.5 million for the same period in 1997. The fixed annuity average annual interest rate credited was 5.6% for the three months ended March 31, 1998, compared to a rate of 5.7% for the same period in 1997. Fixed rate annuity accumulated deposits decreased 3.1% over the 12 months ended March 31, 1998.

     Life insurance interest credited increased $0.6 million, or 12.2%, to $5.5 million for the three months ended March 31, 1998, compared to the same period in 1997, primarily as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

  Policy Acquisition and Operating Expenses

     Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the three months ended March 31, 1998, policy acquisition and operating expenses of $38.7 million increased $3.4 million, or 9.6%, compared to $35.3 million for the first three months of 1997. The property and casualty expense ratio was 20.0% for the three months ended March 31, 1998, compared to 19.2% for the same period last year and includes an increase due to timing for some items related to state insurance facilities.

     Effective January 1, 1998, the Company adopted the accounting treatment required by the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It is anticipated that adoption of this statement will initially decrease the Company's operating expenses by approximately $2.5 million before income taxes for the year ended December 31, 1998 as costs incurred to develop internal-use software are capitalized and depreciated over their expected useful lives. First quarter 1998 capitalized costs were $0.6 million before income taxes, less than $0.01 per share.

  Amortization of Intangible Assets

     Amortization of intangible assets decreased by $0.9 million to $1.8 million for the three months ended March 31, 1998, compared to $2.7 million for the same period in 1997. This decrease resulted from lower amortization of the value of annuity business acquired in the 1989 acquisition of the Company. The value of annuity business acquired is amortized in relation to the present value of the estimated future gross profit amounts expected to be realized over the life of the book of contracts. The estimates of expected gross profit are evaluated periodically, and the amortization is adjusted when actual experience or other evidence suggests that earlier estimates should be revised. Accordingly, the amortization decreased as the estimated expected future gross profits increased due to significant recent market appreciation and retention of the business.

  Interest Expense

     The Company's interest expense of $2.4 million for the three months ended March 31, 1998 was comparable to the same period last year. The debt to capital ratio of 21.8% as of March 31, 1998 was within the Company's target operating range of 20% to 25%.

  Income Tax Expense

     The effective income tax rate was 29.0% for the three months ended March 31, 1998 compared to the 27.3% effective income tax rate for last year reflecting an increase in realized investment gains at a rate of 35.0%. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points in the three months ended March 31, 1998 and 1997, and acquisition related tax benefits reduced the effective rate 5 and 6 percentage points in the three months ended March 31, 1998 and 1997, respectively.

  Operating Income

     Operating income (net income before realized investment gains and losses) was $18.4 million for the three months ended March 31, 1998, compared to $18.8 million for the same period in 1997, a decrease of $0.4 million, or 2.1%. Operating income in the first quarter of 1997 was helped by unusually mild weather and a low level of weather-related property insurance claims which benefited property insurance results. Earnings and investment income were reduced compared to the first quarter last year due to the utilization of capital in the Company's share repurchase programs.

     Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $19.6 million for the three months ended March 31, 1998, compared to $20.6 million for the same period in 1997.

     Property and casualty segment operating income was $12.6 million for the three months ended March 31, 1998, compared to $13.8 million for the same period in 1997. Unusually mild weather, that benefited property insurance results in 1997, and reduced investment income in 1998, primarily from utilization of capital in the Company's share repurchase programs, contributed to the change in these results. For the first three months, after tax catastrophe losses were $2.4 million in 1998, compared to $0.8 million for 1997. The property and casualty combined loss and expense ratio for the three months ended March 31, 1998 was 94.1%, compared to the 93.6% reported for the same period in 1997, reflecting the higher weather-related claims. Before catastrophe losses, the combined loss and expense ratio was 90.9% for the first three months of 1998, compared to 92.5% for the same period in 1997.

     Annuity segment operating income of $5.3 million for the three months ended March 31, 1998 increased 26.2%, compared to the $4.2 million reported for the same period in 1997, reflecting 51.7% growth in variable annuity deposits and a fixed net interest margin that was comparable to the same period last year. Annuity segment profit continues to shift from the interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. Variable annuity deposits were $1.1 billion at March 31, 1998. Total accumulated fixed and variable annuity deposits of $2,437.4 million increased $327.1 million, or 15.5%, compared to March 31, 1997. This increase resulted from a net increase in variable funds on deposit of $249.9 million, or 38.7%, plus net increases in market value of underlying mutual funds of $120.3 million, and a decrease in fixed annuity funds on deposit of $43.1 million, or 3.1%.

     Life insurance segment operating income was $2.7 million for the three months ended March 31, 1998, compared to the $2.9 million reported for the same period in 1997. The first quarter 1998 life results reflect higher individual life mortality experience, compared to the same period in 1997.

  Net Income

     Net income, which includes realized investment gains, for the three months ended March 31, 1998 was $22.5 million, or $0.50 per diluted share, reflecting a 16.0% increase in income and a 25.0% increase in net income per diluted share compared to the same period in 1997. The Company's share repurchase program reduced net income by $1.2 million for the three months ended March 31, 1998, but resulted in an increase of $0.01 in first quarter 1998 earnings per share. After tax realized investment gains were $4.1 million for the three months ended March 31, 1998, compared to $0.6 million for the same period in 1997.

Liquidity and Financial Resources

  Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At March 31, 1998, fixed income securities comprised 95.8% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.5% was investment grade and 99.7% was publicly traded. The average quality of the total fixed income portfolio was A+ at March 31, 1998.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.4 years at March 31, 1998 and 4.3 years at December 31, 1997. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $52.7 million for the three months ended March 31, 1998 compared to $15.8 million for the same period in 1997 with the increase primarily due to a decrease in federal income tax payments. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

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

  Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first three months of 1998, net cash used in investing activities was $11.0 million. This net amount reflects $330.1 million in purchases of fixed maturity investments, funded by net investment sales or maturities of $319.1 million and net cash provided by operating activities.

  Financing Activities

     Financing activities include primarily repurchases of the Company's common stock, payment of scheduled dividends, the receipt and withdrawal of funds by annuity policyholders and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the three months ended March 31, 1998 were $3.5 million. In the three months ended March 31, 1998, the Company paid fees of $1.5 million related to the catastrophe-linked equity put which augments its reinsurance program and such fees were charged directly to additional paid-in capital.

     For the three months ended March 31, 1998, receipts from annuity contracts of $54.3 million were greater than contract maturities and withdrawals of $45.1 million. Net transfers to variable annuity assets were $27.2 million during the first three months of 1998, compared to $26.3 million during the same period in 1997. Interest-sensitive life account balances decreased $0.1 million during the first three months of 1998.

     During the three months ended March 31, 1998, the Company repurchased 297,000 shares of its common stock at an aggregate cost of $10.2 million, or $34.34 per share, $8 million completed the $100 million share repurchase program announced in 1997 and the remainder was acquired under an additional $100 million share repurchase program announced in January 1998 . The repurchase of these shares was financed with cash from operations. During the three months ended March 31, 1998, the Company received $1.4 million related to the exercise of common stock options including tax benefits.

  Capital Resources

     Historically, the Company's insurance subsidiaries have generated capital in excess of what has been needed to fund business growth. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to retire long-term debt, repurchase shares of its common stock, increase dividends to its shareholders and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends. In January 1998, the Company's Board of Directors adopted an additional repurchase program for shares of the Company's common stock of up to $100 million.

     The total capital of the Company was $650.3 million at March 31, 1998, including $99.6 million of long-term debt and $42.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 19.6% as of March 31, 1998, compared to 19.7% as of December 31, 1997 with the change including the effects of the repurchase of shares for treasury stock. Total debt to capital at March 31, 1998 was 21.8%, well within the Company's target operating range of 20% to 25%.

     Shareholders' equity was $508.1 million at March 31, 1998, including an unrealized gain in the Company's investment portfolio of $55.6 million after taxes and the related impact on deferred policy acquisition costs associated with interest-sensitive policies. In December 1997, the Company's common stock was split two-for-one. The market value of the Company's common stock and the market value per share were $1,547.1 million and $35 1/8, respectively, at March 31, 1998. Book value per share was $11.54 at March 31, 1998, $10.28 excluding investment market value adjustments.

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

     As of both March 31, 1998 and December 31, 1997, the Company had short-term debt comprised of $42.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.0%, as of March 31, 1998. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the three months ended March 31, 1998 was 14.2x compared to 11.7x for the same period in 1997.

     Total shareholder dividends were $3.5 million for the three months ended March 31, 1998. In February 1997, the Board authorized the fifth consecutive annual increase in the Company's dividend since the Company's initial public offering in 1991 and increased the quarterly dividend by 22.7% to $0.0675 per share. In November 1997, in conjunction with the Company's two-for-one stock split, the Board of Directors authorized the sixth increase to the Company's quarterly dividend, the second increase in 1997. The regular quarterly dividend increased by 19% to $0.08 per share.

     In January 1998, the Company's Board of Directors adopted an additional repurchase program for shares of the Company's common stock of up to $100 million. Based on the market price of the Company's common shares at the time the Board adopted this program, $100 million would represent approximately 8% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase program will be financed through use of cash and, if needed, the Bank Credit Facility. At March 31, 1998, HMEC (the holding company) had cash and invested assets of $34.5 million available for the share repurchase program.

     During the first three months of 1998, options were exercised for the issuance of 77,532 shares, 0.2% of the Company's shares outstanding at December 31, 1997.

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

Year 2000

     In 1990, the Company established programming standards to address the year 2000 for new computer systems. By early 1995, the Company had developed a comprehensive plan to address the issue and began converting its existing computer systems to be year 2000 compliant. At March 31, 1998, over 60% of all business applications, representing more than 40% of all of the Company's program code, were year 2000 compliant. Management anticipates completing conversion of the remaining internal business applications by the end of 1998. Vendors that have not already completed conversion have indicated their plans to become year 2000 compliant by the end of 1998. During 1999, additional testing of all systems and final reviews of individual personal computer applications will be completed.

     Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not expected to be incremental costs to the Company. The total cost of the compliance project is estimated to be $6 million, before tax benefits, and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through March 31, 1998 has expensed $3.8 million before tax benefits, including a cost of $0.5 million for the three months ended March 31, 1998.

Recent Accounting Changes

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


                          PART II:  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

         None.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  The following items are filed as Exhibits.
              (10)  Material contracts:
                    10.1 Catastrophe Equity Securities Issuance Option Agreement entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission on March 26, 1997.
                    10.1(a) Amendment effective February 15, 1997 to Catastrophe
                            Equity Securities Issuance Option Agreement.
              (11)          Statement re computation of per share earnings.
              (27)          Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the first quarter of 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HORACE MANN EDUCATORS CORPORATION
                                               (Registrant)




Date       May 14, 1998                            /s/ Paul J. Kardos
     ---------------------------         ---------------------------------------
                                            Paul J. Kardos, President and
                                              Chief Executive Officer



Date       May 14, 1998                            /s/ Larry K. Becker
     ---------------------------         ---------------------------------------
                                            Larry K. Becker, Executive
                                              Vice President and Chief
                                              Financial Officer