Form 10-Q
period 1998-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 1998-08-13
CIK 850141

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1998
                                      OR
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

         As of July 31, 1998, 42,904,094 shares of Common Stock, par value $0.001 per share, were outstanding, net of 16,361,596 shares of treasury stock.



================================================================================

                        HORACE MANN EDUCATORS CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX



                                                                                                          Page
                                                                                                          ----
PART I -       FINANCIAL INFORMATION

               Item 1. Financial Statements

                      Consolidated Balance Sheets as of
                         June 30, 1998 and December 31, 1997.............................................  1

                      Consolidated Statements of Operations for the
                         Three and Six Months Ended June 30, 1998 and 1997...............................  2

                      Consolidated Statements of Changes in Shareholders'
                         Equity for the Six Months Ended June 30, 1998 and 1997..........................  3

                      Consolidated Statements of Cash Flows for the
                         Three and Six Months Ended June 30, 1998 and 1997...............................  4

                      Notes to Consolidated Financial Statements.........................................  5

               Item 2. Management's Discussion and Analysis of Financial
                           Condition and Results of Operations........................................... 11

PART II -      OTHER INFORMATION......................................................................... 21

               Item 4. Submission of Matters to a Vote of Security Holders

               Item 6. Exhibits and Reports on Form 8-K

SIGNATURES............................................................................................... 23

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    June 30,                    December 31,
                                                                                      1998                          1997
                                                                                  ------------                  ------------
                                                              ASSETS
Investments
   Fixed maturities, available for sale, at market (amortized
     cost, 1998, $2,538,599; 1997, $2,535,538)............................           $2,641,683                    $2,638,794
   Short-term and other investments.......................................               96,756                       130,252
   Short-term investments, loaned securities collateral...................               55,027                             -
                                                                                   ------------                  ------------
       Total investments..................................................            2,793,466                     2,769,046
Cash......................................................................               11,465                           353
Accrued investment income and premiums receivable.........................               94,853                       103,951
Value of acquired insurance in force and goodwill.........................              104,239                       107,976
Deferred policy acquisition costs.........................................               91,767                        85,883
Other assets..............................................................              120,793                       104,943
Variable annuity assets...................................................            1,081,751                       959,760
                                                                                   ------------                  ------------
       Total assets.......................................................           $4,298,334                    $4,131,912
                                                                                   ============                  ============

                                    LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities.....................................           $1,230,975                    $1,245,459
   Interest-sensitive life contract liabilities...........................              382,655                       364,205
   Unpaid claims and claim expenses.......................................              324,909                       322,335
   Future policy benefits.................................................              180,246                       179,562
   Unearned premiums......................................................              167,132                       166,996
                                                                                   ------------                  ------------
       Total policy liabilities ..........................................            2,285,917                     2,278,557
Other policyholder funds..................................................              123,300                       122,107
Other liabilities.........................................................              180,355                       126,847
Short-term debt...........................................................               45,000                        42,000
Long-term debt............................................................               99,618                        99,599
Variable annuity liabilities..............................................            1,077,841                       956,253
                                                                                   ------------                  ------------
       Total liabilities..................................................            3,812,031                     3,625,363
                                                                                   ------------                  ------------

Warrants, subject to redemption...........................................                  220                           577
                                                                                   ------------                  ------------

Preferred stock...........................................................                    -                             -
Common stock..............................................................                   59                            59
Additional paid-in capital................................................              336,376                       340,564
Retained earnings ........................................................              380,394                       349,274
Accumulated other comprehensive income (Net
   unrealized gains on fixed maturities and equity securities)............               60,441                        62,167
Treasury stock, at cost...................................................             (291,187)                     (246,092)
                                                                                   ------------                  ------------
       Total shareholders' equity.........................................              486,083                       505,972
                                                                                   ------------                  ------------
         Total liabilities, redeemable
           securities, and shareholders' equity.......................               $4,298,334                    $4,131,912
                                                                                   ============                  ============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                      Three Months Ended                   Six Months Ended
                                                                           June 30,                             June 30,
                                                                   ----------------------------       ---------------------------
                                                                      1998              1997             1998              1997
                                                                      ----              ----             ----              ----
Insurance premiums written and contract deposits................    $210,065          $195,053         $407,019          $374,923
                                                                    ========          ========         ========          ========

Revenues
   Insurance premiums and contract charges earned...............    $143,351          $135,888         $284,558          $267,307
   Net investment income........................................      48,157            49,921           96,677            99,708
   Realized investment gains....................................       2,981               788            9,352             1,645
                                                                    --------          --------         --------          --------
       Total revenues...........................................     194,489           186,597          390,587           368,660
                                                                    --------          --------         --------          --------

Benefits, losses and expenses
   Benefits, claims and settlement expenses.....................     107,315            91,289          204,745           181,789
   Interest credited............................................      23,802            24,471           47,931            48,855
   Policy acquisition expenses amortized........................      11,688            11,258           23,134            22,098
   Operating expenses...........................................      26,402            25,097           53,627            49,606
   Amortization of intangible assets............................       1,901             2,705            3,737             5,411
   Interest expense.............................................       2,344             2,771            4,704             5,225
                                                                    --------          --------         --------          --------
       Total benefits, losses and expenses......................     173,452           157,591          337,878           312,984
                                                                    --------          --------         --------          --------

Income before income taxes......................................      21,037            29,006           52,709            55,676
Income tax expense..............................................       5,389             8,110           14,602            15,380
                                                                    --------          --------         --------          --------
Net income......................................................    $ 15,648          $ 20,896         $ 38,107          $ 40,296
                                                                    ========          ========         ========          ========

Net income per share
   Basic .......................................................    $   0.36          $   0.45         $   0.87          $   0.86
                                                                    ========          ========         ========          ========
   Diluted......................................................    $   0.36          $   0.45         $   0.86          $   0.85
                                                                    ========          ========         ========          ========

Weighted average number of shares
   and equivalent shares
     Basic......................................................      43,597            46,192           43,885            46,758
     Diluted....................................................      44,225            46,897           44,513            47,440

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)


                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                  -------------------------------------------
                                                                                      1998                           1997
                                                                                      ----                           ----
Common stock
   Beginning balance......................................................        $          59                 $          58
   Options exercised, 1998, 97,782 shares;
     1997, 599,924 shares.................................................                    -                             1
   Conversion of Director Stock Plan units,
     1997, 2,288 shares...................................................                    -                             -
                                                                                   ------------                  ------------
   Ending balance.........................................................                   59                            59
                                                                                   ------------                  ------------

Additional paid-in capital
   Beginning balance......................................................              340,564                       330,234
   Options exercised and conversion of
     Director Stock Plan units............................................                1,890                         9,472
   Catastrophe-linked equity put option premium...........................               (1,475)                            -
   Purchase of 13,650 warrants............................................               (4,603)                            -
                                                                                   ------------                  ------------
   Ending balance.........................................................              336,376                       339,706
                                                                                   ------------                  ------------

Retained earnings
   Beginning balance......................................................              349,274                       278,669
   Net income.............................................................               38,107                        40,296
   Cash dividends, 1998, $0.16 per share;
     1997, $0.135 per share...............................................               (6,987)                       (6,355)
                                                                                   ------------                   -----------
   Ending balance.........................................................              380,394                       312,610
                                                                                   ------------                  ------------

Accumulated other comprehensive income (Net unrealized gains (losses) on fixed maturities and equity securities)
     Beginning balance....................................................               62,167                        29,736
     Increase (decrease) for the period...................................               (1,726)                         (160)
                                                                                   ------------                  ------------
     Ending balance.......................................................               60,441                        29,576
                                                                                   ------------                  ------------

Treasury stock, at cost
   Beginning balance, 1998, 14,896,796 shares;
     1997, 11,176,196 shares..............................................             (246,092)                     (154,302)
   Purchase of 1,379,100 shares in 1998;
     2,640,200 shares in 1997 (See note 4)................................              (45,095)                      (61,435)
                                                                                   ------------                  ------------
   Ending balance, 1998, 16,275,896 shares;
     1997, 13,816,396 shares..............................................             (291,187)                     (215,737)
                                                                                   ------------                  ------------

Shareholders' equity at end of period.....................................         $    486,083                  $    466,214
                                                                                   ============                  ============
Comprehensive income
   Net income.............................................................         $     38,107                  $     40,296
   Other comprehensive income.............................................               (1,726)                         (160)
                                                                                   ------------                  ------------
     Total................................................................         $     36,381                  $     40,136
                                                                                   ============                  ============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        Three Months Ended                 Six Months Ended
                                                                            June 30,                           June 30,
                                                                   ----------------------------       ---------------------------
                                                                      1998              1997             1998              1997
                                                                      ----              ----             ----              ----
Cash flows from operating activities
   Premiums collected...........................................   $ 150,856         $ 156,315        $ 307,191         $ 305,543
   Policyholder benefits paid...................................    (113,623)         (122,790)        (227,937)         (236,495)
   Policy acquisition and other
     operating expenses paid....................................     (51,452)          (44,339)         (91,967)          (85,323)
   Federal income taxes paid....................................     (19,600)          (13,771)         (20,400)          (44,077)
   Investment income collected..................................      45,730            48,323           99,484            99,742
   Interest expense paid........................................      (1,296)             (612)          (4,615)           (4,563)
   Other .......................................................          171             (970)           1,712             3,080
                                                                   ----------        ----------       ----------        ----------
       Net cash provided by
         operating activities...................................      10,786            22,156           63,468            37,907
                                                                   ----------        ----------       ----------        ----------
Cash flows from investing activities
   Fixed maturities
     Purchases..................................................    (153,016)         (314,023)        (483,146)         (579,389)
     Sales......................................................      95,522           239,559          294,449           456,627
     Maturities.................................................      91,798            69,306          196,915           131,307
   Net cash received from
     short-term and other investments...........................      18,896            33,121           34,005            21,189
                                                                   ----------        ----------       ----------        ----------
       Net cash provided by investing activities................      53,200            27,963           42,223            29,734
                                                                   ----------        ----------       ----------        ----------
Cash flows from financing activities
   Purchase of treasury stock...................................     (34,896)          (48,087)         (45,095)          (61,435)
   Dividends paid to shareholders...............................      (3,451)           (3,147)          (6,987)           (6,355)
   Principal borrowing (payments)
     on Bank Credit Facility....................................       3,000             8,000            3,000             8,000
   Repurchase of common stock warrants..........................      (4,959)                -           (4,959)                -
   Exercise of stock options....................................         476             3,759            1,890             9,473
   Catastrophe-linked equity put option premium.................           -                 -           (1,475)           (1,250)
   Annuity contracts, variable and fixed
     Deposits...................................................      63,056            54,989          117,399           101,782
     Maturities and withdrawals.................................     (46,619)          (35,900)         (91,728)          (70,110)
     Net transfer to variable annuity assets....................     (39,213)          (27,782)         (66,420)          (54,067)
   Net increase (decrease) in interest-sensitive
     life account balances......................................        (102)              575             (204)              993
                                                                   ----------        ----------       ----------        ----------
       Net cash used in financing activities....................     (62,708)          (47,593)         (94,579)          (72,969)
                                                                   ----------        ----------       ----------        ----------

Net increase (decrease) in cash.................................       1,278             2,526           11,112            (5,328)
Cash at beginning of period.....................................      10,187             5,850              353            13,704
                                                                   ----------        ----------       ----------        ----------
Cash at end of period...........................................   $  11,465         $   8,376        $  11,465         $   8,376
                                                                   ==========        ==========       ==========        ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1998 and 1997
                             (Dollars in thousands)


Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1998 and December 31, 1997 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and six months ended June 30, 1998 and 1997.

        It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto contained in the December 31, 1997 Form 10-K filed by the Company.

        The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

        Indebtedness outstanding was as follows:

                                                                                      June 30,                     December 31,
                                                                                        1998                           1997
                                                                                     ----------                    ------------
        Short-term debt:
           $65,000 Bank Credit Facility, IBOR + 0.325%
               (6.0% as of June 30, 1998).................................           $   45,000                     $   42,000
        Long-term debt:
           6 5/8% Senior Notes, due January 15, 2006.
               Face amount less unaccrued discount
               of $382 and $401 (6.7% imputed rate).......................               99,618                         99,599
                                                                                     ----------                     ----------
                  Total...................................................           $  144,618                     $  141,599
                                                                                     ==========                     ==========

Note 3 - Investments

        The following sets forth the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                                                     Percent of
                                                                    Carrying Value                        June 30, 1998
                                                             -------------------------------   ---------------------------------
        Rating of Fixed                                       June 30,          December 31,      Carrying           Amortized
        Maturity Securities(1)                                 1998                1997            Value               Cost
        ----------------------                               ---------          ------------   -------------       -------------
           AAA..............................                    40.6%               42.7%      $   1,073,631       $   1,037,824
           AA...............................                     7.4                 7.1             195,502             186,481
           A................................                    19.7                20.3             521,079             496,258
           BBB..............................                    25.5                23.3             672,079             644,600
           BB...............................                     1.5                 1.6              39,639              37,724
           B................................                     4.2                 4.0             110,855             105,856
           CCC or lower.....................                     0.1                 0.1               2,457               4,632
           Not rated(2).....................                     1.0                 0.9              26,441              25,224
                                                               -----               -----       -------------       -------------
               Total........................                   100.0%              100.0%      $   2,641,683       $   2,538,599
                                                               =====               =====       =============       =============

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $18.0 million of publicly traded securities not currently rated by S&P or Moody's and $8.4 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 90.0% of these private placements as investment grade.

        The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Percent                           Carrying
                                                                                 of Total                           Value
                                                                      ---------------------------------           -----------
                                                                        June 30,           December 31,             June 30,
Scheduled Maturity                                                       1998                  1997                   1998
------------------                                                    ----------           ------------           -----------
Due in 1 year or less.............................................        4.8%                   5.6%             $   127,442
Due after 1 year through 5 years..................................       24.5                   24.2                  646,376
Due after 5 years through 10 years................................       33.6                   34.8                  888,915
Due after 10 years through 20 years...............................       19.8                   19.6                  522,313
Due after 20 years................................................       17.3                   15.8                  456,637
                                                                        -----                  -----               ----------
    Total.........................................................      100.0%                 100.0%              $2,641,683
                                                                        =====                  =====               ==========

        The Company loans fixed income securities to third parties, primarily major brokerage firms. As of June 30, 1998 and December 31, 1997, fixed maturities with a fair value of $55,027 and $60,388, respectively, were loaned. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments beginning in 1998 and does not permit restatement of prior period financial statements. As of June 30, 1998, the corresponding escrow liability is included in Other Liabilities in the Company's consolidated balance sheet.

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

       During the six months ended June 30, 1998, the Company repurchased 1,379,100 shares at an aggregate cost of $45,095 which was financed with cash from operations.

Note 5 - Value of Annuity Business Acquired

       The value of annuity business acquired was recorded as an asset as a result of the application of purchase accounting at the time the Company was acquired in 1989 and that asset is being amortized over 20 years in proportion to projected future gross profits of that business. Recent significant market appreciation and the resultant growth in annuity assets and the retention of the Company's annuity business have favorably impacted projected future gross profits for the business. Therefore, scheduled annual amortization of the December 31, 1997 balance has been revised as follows: 1998, $2,494; 1999, $2,494; 2000, $3,855; 2001, $3,732; and 2002, $3,523. Such amounts will be evaluated at least annually and amortization schedules updated as indicated. At June 30, 1998, the value of annuity business acquired, net of amortization, was $32,305.

Note 6 - Comprehensive Income

       Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income. Comprehensive income represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income is equal to net income plus the change in net unrealized gains and losses on fixed maturities and equity securities for the period as shown in the Statement of Changes in Shareholders' Equity in prior periods. The adoption of SFAS No. 130 resulted in revised and additional disclosures but had no effect on the financial position, results of operations, or liquidity of the Company.

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



                                                                                 Ceded to               Assumed
                                                              Gross                Other               from State
                                                              Amount             Companies             Facilities           Net
                                                             --------           -----------           ------------        --------
Three months ended
    June 30, 1998
------------------------
Premiums written.................................            $212,817              $7,195                 $4,443          $210,065
Premiums earned..................................             145,500               6,551                  4,402           143,351
Benefits, claims and
    settlement expenses..........................             115,958              11,505                  2,862           107,315

Three months ended
    June 30, 1997
------------------------

Premiums written.................................            $195,547              $4,971                 $4,477          $195,053
Premiums earned..................................             134,691               4,747                  5,944           135,888
Benefits, claims and
    settlement expenses..........................              94,145               8,917                  6,061            91,289

Six months ended
    June 30, 1998
------------------------

Premiums written.................................            $410,687             $12,457                 $8,789          $407,019
Premiums earned..................................             287,995              11,796                  8,359           284,558
Benefits, claims and
    settlement expenses..........................             217,342              19,007                  6,410           204,745

Six months ended
    June 30, 1997
------------------------

Premiums written.................................            $377,379             $10,961                 $8,505          $374,923
Premiums earned..................................             265,500               9,976                 11,783           267,307
Benefits, claims and
    settlement expenses..........................             186,113              17,208                 12,884           181,789

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

        Summarized financial information for these segments is as follows:


                                                                       Three Months Ended                   Six Months Ended
                                                                              June 30,                           June 30,
                                                                   -----------------------------         -------------------------
                                                                     1998                 1997             1998             1997
                                                                     ----                 ----             ----             ----
        Revenues
           Property and casualty............................       $127,296             $122,504         $253,261         $242,150
           Annuity..........................................         31,046               31,669           61,967           62,504
           Life.............................................         33,168               31,285           65,879           62,083
           Corporate and other, including
               realized investment gains....................          3,251                1,415           10,026            2,476
           Intersegment eliminations........................           (272)                (276)            (546)            (553)
                                                                   ---------            ---------        ---------        ---------
                     Total..................................       $ 194,489            $ 186,597        $ 390,587        $ 368,660
                                                                   =========            =========        =========        =========

        Net income
           Operating income
               Property and casualty........................       $   7,827            $ 15,267         $  20,366        $  28,990
               Annuity......................................           5,765               4,532            11,064            8,786
               Life.........................................           2,888               2,918             5,534            5,868
               Corporate and other,
                  including interest expense................          (2,770)             (2,333)           (4,936)          (4,417)
                                                                   ---------            ---------        ---------        ---------
                     Total operating income.................          13,710               20,384           32,028           39,227
           Realized investment gains, after tax.............           1,938                  512            6,079            1,069
                                                                   ---------            ---------        ---------        ---------
                     Total..................................       $  15,648            $  20,896        $  38,107        $  40,296
                                                                   =========            =========        =========        =========

                                                                                       June 30,                    December 31,
                                                                                         1998                          1997
                                                                                     -----------                   -----------
        Assets
           Property and casualty.........................................            $   743,643                   $   742,487
           Annuity.......................................................              2,662,765                     2,531,309
           Life..........................................................                827,546                       777,488
           Corporate and other...........................................                 96,958                       125,624
           Intersegment eliminations.....................................                (32,578)                      (44,996)
                                                                                     -----------                   -----------
                  Total..................................................            $ 4,298,334                   $ 4,131,912
                                                                                     ===========                   ===========


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

Six Months Ended June 30, 1998 Compared With Six Months Ended June 30, 1997

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                                        Six Months Ended                  Increase (Decrease)
                                                                            June 30,                        from Prior Year
                                                                    -------------------------           -----------------------
                                                                     1998               1997             Percent         Amount
                                                                     ----               ----             -------         ------
        Automobile and property
           (voluntary)........................................       $224.8            $208.1              8.0%           $16.7
        Annuity deposits......................................        117.4             101.8             15.3%            15.6
        Life insurance........................................         56.1              54.8              2.4%             1.3
                                                                     ------            ------                             -----
               Subtotal - core lines..........................        398.3             364.7              9.2%            33.6
        Involuntary and other
           property & casualty................................          8.7              10.2            -14.7%            (1.5)
                                                                     ------            ------                             -----
               Total..........................................       $407.0            $374.9             8.6%            $32.1
                                                                     ======            ======                             =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                                        Six Months Ended                  Increase (Decrease)
                                                                             June 30,                      from Prior Year
                                                                     ------------------------           -----------------------
                                                                      1998              1997            Percent          Amount
                                                                      ----              ----            -------          ------
        Automobile and property
           (voluntary)........................................       $221.5            $206.1             7.5%            $15.4
        Annuity...............................................          7.5               5.7            31.6%              1.8
        Life   ...............................................         43.4              41.3             5.1%              2.1
                                                                     ------            ------                             -----
               Subtotal - core lines..........................        272.4             253.1             7.6%             19.3
        Involuntary and other
           property & casualty................................         12.2              14.2           -14.1%             (2.0)
                                                                     ------            ------                             -----
               Total..........................................       $284.6            $267.3             6.5%            $17.3
                                                                     ======            ======                             =====

        Insurance premiums written and contract deposit growth of 8.6% was principally driven by annuity deposits and property and casualty premiums (excluding involuntary). The total property and casualty growth rate was impacted by a lower allocation from state automobile insurance pools.

        Property and casualty premium growth was driven by two factors in roughly equal proportion: automobile (excluding involuntary) and homeowners policies in force increased 4.7% and average premium per policy increased 3% to 4%. The 854,000 automobile and homeowners policies in force at June 30, 1998 represented an increase of 38,000 policies since June 30, 1997 and an increase of 17,000 policies since December 31, 1997. For the six months ended June 30, 1998, automobile and homeowners new direct premiums written of $23.4 million were comparable to the same period last year. Renewal direct premiums written of $204.3 million for the six months ended June 30, 1998 increased 8.7% over the first six months of 1997.

        Annuity contract charges earned increased due to a 30% increase in variable annuity cash value on deposit at the end of the period compared to a year earlier. The increase in total annuity deposits received reflected a $9.7 million, or 13.3%, increase in scheduled deposits for retirement annuities and a $5.9 million, or 20.5%, increase in rollover deposits from other companies and single premiums. In response to changes in the tax law, the Company introduced new IRA annuities during the first quarter of 1998. Annuity deposits received for these new IRA retirement options represented approximately 2.6 percentage points of the 15.3% growth in annuity deposits received.

        The growth in life insurance premiums and contract charges earned reflects the 5.8% growth in life insurance in force. The lapse rate for ordinary life insurance in force of 7.0% for the first six months of 1998 improved 1.0 percentage point compared to 8.0% reported for the first half of 1997.

     Net Investment Income

        Net investment income of $96.7 million for the six months ended June 30, 1998 decreased 3.0% compared to $99.7 million for the same period in 1997. The decrease in net investment income was due primarily to utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. Investments (at amortized cost) decreased 2.2%, or $60.3 million, from June 30, 1997 excluding $55.0 million of short-term investments held at June 30, 1998 as securities lending collateral required to be classified as investments beginning in 1998 under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The pretax yield on average investments (excluding the securities lending collateral) was 7.3% (4.9% after tax) for the six months ended June 30, 1998 compared to a pretax yield of 7.4% (4.9% after tax) for the same period in 1997.

     Realized Investment Gains and Losses

        Realized investment gains were $9.4 million for the six months ended June 30, 1998, compared to $1.6 million for the same period in 1997.

     Benefits, Claims and Settlement Expenses


                                                                         Six Months Ended                  Increase (Decrease)
                                                                             June 30,                        from Prior Year
                                                                     ------------------------            -----------------------
                                                                      1998              1997             Percent          Amount
                                                                      ----              ----             -------          ------
        Property and casualty.................................       $182.6            $162.1             12.6%            $20.5
        Life..................................................         22.1              19.7             12.2%              2.4
                                                                     ------            ------                              -----
           Total..............................................       $204.7            $181.8             12.6%            $22.9
                                                                     ======            ======                              =====

        Property and casualty statutory loss ratio:
               Before catastrophes............................         69.7%             71.7%                              -2.0%
               After catastrophes.............................         78.3%             73.6%                               4.7%


        The property and casualty loss ratio for 1998 included a 6.7 percentage point increase compared to the first half of 1997 attributable to higher catastrophe losses in 1998. Severe weather-related losses in the first six months of 1998 more than offset reductions in the severity of non-weather-related claims. A series of severe storms struck the Northern Plains, Upper Midwest, Southeast and Northeast during the second quarter of 1998, with Minnesota being the hardest hit state, resulting in a record level of weather-related catastrophe claims for the property-casualty insurance industry and for the Company. Catastrophe losses in Minnesota during this period were the worst in that state's history for the industry as well as the Company. Losses from severe weather in the first six months of 1997 were unusually low. Catastrophe losses after reinsurance but before federal income tax benefits for the six months ended June 30, 1998 were $20.2 million and accounted for 8.6 points on the loss ratio, compared to catastrophe losses of $4.1 million, 1.9 points on the loss ratio, for the same period in 1997. Compared to 1997, a larger proportion of the catastrophe losses in the first half of 1998 were from automobile policies due to the nature of the storms. The provision for claims and claim adjustment expenses for insured events in prior years continued to reflect favorable development in the first six months of both 1998 and 1997. Property and casualty claims and settlement expenses were reduced by a decrease in estimated losses and loss adjustment expenses for claims occurring in prior years of $15.5 million and $26.9 million for the six months ended June 30, 1998 and 1997, respectively.

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

        The increase in life benefits reflected higher individual life mortality experience compared to the first half of 1997.

     Interest Credited to Policyholders

                                                                         Six Months Ended                 Increase (Decrease)
                                                                             June 30,                       from Prior Year
                                                                      -----------------------           -----------------------
                                                                       1998             1997            Percent          Amount
                                                                       ----             ----            -------          ------
        Annuity...............................................        $36.9             $38.8             -4.9%           $(1.9)
        Life..................................................         11.0              10.1              8.9%             0.9
                                                                      -----             -----                             -----
           Total..............................................        $47.9             $48.9             -2.0%           $(1.0)
                                                                      =====             =====                             =====

        Interest credited to fixed annuity contracts decreased as accumulated deposits decreased 4.2% over the 12 months ended June 30, 1998. The fixed annuity average annual interest rate credited was 5.6% for the six months ended June 30, 1998, compared to a rate of 5.7% for the same period in 1997.

        Life insurance interest credited increased as a result of continued growth in the interest-sensitive whole life insurance reserves and account balances.

     Policy Acquisition and Operating Expenses

        Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the six months ended June 30, 1998, policy acquisition and operating expenses of $77.0 million increased $5.4 million, or 7.5%, compared to $71.6 million for the first six months of 1997. The property and casualty expense ratio was 19.5% for the six months ended June 30, 1998, compared to 19.3% for the same period last year.

        Effective January 1, 1998, the Company adopted the accounting treatment required by the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It is anticipated that adoption of this statement will initially decrease the Company's operating expenses by approximately $2.5 million before income taxes for the year ended December 31, 1998 as costs incurred to develop internal-use software are capitalized and depreciated over their expected useful lives. For the first six months of 1998, capitalized costs were $1.2 million before income taxes, less than $0.02 per share.

     Amortization of Intangible Assets

        Amortization of intangible assets decreased by $1.7 million to $3.7 million for the six months ended June 30, 1998, compared to $5.4 million for the same period in 1997. This decrease resulted from lower amortization of the value of annuity business acquired in the 1989 acquisition of the Company. The value of annuity business acquired is amortized in relation to the present value of the estimated future gross profit amounts expected to be realized over the life of the book of contracts. The estimates of expected gross profit are evaluated periodically, and the amortization is adjusted when actual experience or other evidence suggests that earlier estimates should be revised. Accordingly, the amortization has been decreased as the estimated expected future gross profits of the business have increased due to recent significant market appreciation and the resultant growth in annuity assets and the retention of the Company's annuity business.

     Interest Expense

        The Company's interest expense of $4.7 million for the six months ended June 30, 1998 decreased $0.5 million, or 9.6%, compared to the same period last year. The debt to capital ratio of 22.9% as of June 30, 1998 was within the Company's target operating range of 20% to 25%.

     Income Tax Expense

        The effective income tax rate was 27.7% for the six months ended June 30, 1998 compared to the 27.6% effective income tax rate for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 4 and 3 percentage points in the six months ended June 30, 1998 and 1997, respectively, and acquisition related tax benefits reduced the effective rate 6 percentage points in the six months ended June 30, 1998 and 1997.

     Operating Income

        Operating income (net income before realized investment gains and losses) in 1997 was helped by unusually mild weather and a low level of weather-related property insurance claims which benefited property insurance results. Earnings for 1998 were impacted by severe weather-related catastrophe losses. Earnings and investment income were also reduced compared to last year due to the utilization of capital in the Company's share repurchase programs. Operating income by segment was as follows:

                                                                       Six Months Ended                  Increase (Decrease)
                                                                            June 30,                       from Prior Year
                                                                    -----------------------            -----------------------
                                                                     1998             1997             Percent          Amount
                                                                     ----             ----             -------          ------
        Property & casualty:
           Before catastrophe losses..........................       $33.3             $31.6              5.4%           $  1.7
           Catastrophe losses, after tax......................       (13.1)             (2.6)           403.8%            (10.5)
                                                                     -----             -----                             ------
                                                                      20.2              29.0            -30.3%             (8.8)
        Annuity...............................................        11.0               8.8             25.0%              2.2
        Life..................................................         5.7               5.9             -3.4%             (0.2)
        Corporate and other...................................        (1.8)             (1.1)                              (0.7)
        Interest expense......................................        (3.1)             (3.4)                               0.3
                                                                     -----             -----                             ------
               Total..........................................       $32.0             $39.2            -18.4%           $ (7.2)
                                                                     =====             =====                             ======

        Property and casualty statutory combined ratio:
               Before catastrophes............................       89.1%             91.0%                              -1.9%
               After catastrophes.............................       97.7%             92.9%                               4.8%

        Property and casualty segment operating income was primarily impacted by the significant increase in weather-related catastrophe losses. It was also adversely affected by a reduction in investment income in the first six months of 1998 as compared to the same period in 1997 which resulted from utilization of capital of the Company in its share repurchase program. The property and casualty combined loss and expense ratio for 1998 reflected the higher weather-related claims.

        Annuity segment operating income for 1998 reflected 30.3% growth in variable annuity deposits and a fixed net interest margin that was comparable to the same period last year. Annuity segment profit continues to shift from the interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. Variable annuity deposits were $1.1 billion at June 30, 1998. Total accumulated fixed and variable annuity deposits of $2,424.2 million increased $193.6 million, or 8.7%, compared to June 30, 1997. This increase resulted from a net increase in variable funds on deposit of $264.8 million, or 39.3%, partially offset by net decreases in market value of underlying mutual funds of $13.0 million and a decrease in fixed annuity funds on deposit of $58.2 million, or 4.2%.

        Life insurance segment operating income for 1998 reflected higher individual life mortality experience, compared to 1997.

        Included in the Company's operating income are non-cash charges for the amortization of the value of acquired insurance in force and goodwill related to the 1989 acquisition of the Company. Excluding these non-cash charges for the amortization of intangible assets, operating income was $34.4 million for the first six months of 1998, compared to $42.7 million for the same period in 1997.

     Net Income

        Net income, which includes realized investment gains, for the six months ended June 30, 1998 was $38.1 million, or $0.86 per diluted share, reflecting a 5.5% decrease in net income and a 1.2% increase in net income per diluted share compared to the same period in 1997. The Company's share repurchase program reduced net income by $2.6 million for 1998 but resulted in an increase of $0.01 in earnings per share for the period. After tax realized investment gains were $6.1 million for 1998, compared to $1.1 million for the first half of 1997.

Liquidity and Financial Resources

     Investments

        The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At June 30, 1998, fixed income securities comprised 96.4% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.2% was investment grade and 99.7% was publicly traded. The average quality of the total fixed income portfolio was A+ at June 30, 1998.

        The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.3 years at both June 30, 1998 and December 31, 1997. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

     Operating Activities

        As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was $63.5 million for the six months ended June 30, 1998 compared to $37.9 million for the same period in 1997 with the increase primarily due to a decrease in federal income tax payments. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

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

     Investing Activities

        HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturities portfolio as available for sale. During the first six months of 1998, net cash provided by investing activities was $42.2 million. This net amount reflects $483.1 million in purchases of fixed maturity investments, funded by net investment sales or maturities of $525.3 million.

     Financing Activities

        Financing activities include primarily repurchases of the Company's common stock, payment of dividends, the receipt and withdrawal of funds by annuity policyholders and borrowings and repayments under the Company's debt facilities. Shareholder dividends paid for the six months ended June 30, 1998 were $7.0 million. In the six months ended June 30, 1998, the Company paid fees of $1.5 million related to the catastrophe-linked equity put which augments its reinsurance program and such fees were charged directly to additional paid-in capital.

        For the six months ended June 30, 1998, receipts from annuity contracts of $117.4 million were greater than contract maturities and withdrawals of $91.7 million. Net transfers to variable annuity assets were $66.4 million during the first six months of 1998, compared to $54.1 million during the same period in 1997. Interest-sensitive life account balances decreased $0.2 million during the first six months of 1998.

        During the six months ended June 30, 1998, the Company repurchased 1,379,100 shares of its common stock at an aggregate cost of $45.1 million, or $32.70 per share. $8 million of those purchases completed the $100 million share repurchase program announced in 1997 and the remainder was acquired under an additional $100 million share repurchase program announced in January 1998. Of the treasury shares purchased in 1998, 297,000 and 1,082,100 were repurchased in the first and second quarters, respectively. The repurchase of these shares was financed with cash from operations. During the six months ended June 30, 1998, the Company received $2.0 million related to the exercise of common stock options including tax benefits. During the second quarter of 1998, the Company also repurchased 60% of its outstanding common stock warrants for $5.0 million.

     Capital Resources

        Historically, the Company's insurance subsidiaries have generated capital in excess of what has been needed to fund business growth. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to retire long-term debt, repurchase shares of its common stock, increase and pay dividends to its shareholders and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

        The total capital of the Company was $630.9 million at June 30, 1998, including $99.6 million of long-term debt and $45.0 million of short-term debt. Long-term debt as a percentage of total shareholders' equity was 20.5% as of June 30, 1998, compared to 19.7% as of December 31, 1997 with the change including the effects of the repurchase of shares for treasury stock. Total debt to capital at June 30, 1998 was 22.9%, within the Company's target operating range of 20% to 25%.

        Shareholders' equity was $486.1 million at June 30, 1998, including an unrealized gain in the Company's investment portfolio of $60.4 million after taxes and the related impact on deferred policy acquisition costs associated with interest-sensitive policies. In December 1997, the Company's common stock was split two-for-one. The market value of the Company's common stock and the market value per share were $1,482.9 million and $34 1/2, respectively, at June 30, 1998. Book value per share was $11.31 at June 30, 1998, $9.90 excluding investment market value adjustments.

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

        As of June 30, 1998 and December 31, 1997, the Company had short-term debt comprised of $45.0 million and $42.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.0%, as of June 30, 1998. The commitment for the Bank Credit Facility terminates on December 31, 2001.

        The Company's ratio of earnings to fixed charges for the six months ended June 30, 1998 was 12.2x compared to 11.7x for the same period in 1997.

        Total shareholder dividends were $7.0 million for the six months ended June 30, 1998. In February 1997, the Board authorized the fifth consecutive annual increase in the Company's dividend since the Company's initial public offering in 1991 and increased the quarterly dividend by 22.7% to $0.0675 per share. In November 1997, in conjunction with the Company's two-for-one stock split, the Board of Directors authorized the sixth increase to the Company's quarterly dividend, the second increase in 1997. The regular quarterly dividend increased by 19% to $0.08 per share.

        In January 1998, the Company's Board of Directors adopted an additional repurchase program for shares of the Company's common stock of up to $100 million. Based on the market price of the Company's common shares at the time the Board adopted this program, $100 million would represent approximately 8% of the Company's outstanding shares. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase program will be financed through use of cash and, if needed, the Bank Credit Facility. As of June 30, 1998, $63 million remained authorized for share repurchases.

        During the first six months of 1998, options were exercised for the issuance of 97,782 shares, 0.2% of the Company's shares outstanding at December 31, 1997.

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

Year 2000

        In 1990, the Company established programming standards to address the year 2000 for new computer systems. By early 1995, the Company had developed a comprehensive plan to address the issue and began converting its existing computer systems to be year 2000 compliant. At June 30, 1998, nearly 70% of all business applications, representing more than 60% of all of the Company's program code, were year 2000 compliant. Management anticipates completing conversion of the remaining internal business applications by the end of 1998. Vendors that have not already completed conversion have indicated their plans to become year 2000 compliant by the end of 1998. During 1999, additional testing of all systems and final reviews of individual personal computer applications will be completed.

        Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not expected to be incremental costs to the Company. The total cost of the compliance project is estimated to be $6 million, before tax benefits, and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through June 30, 1998 has expensed $4.3 million before tax benefits, including a cost of $1.0 million for the six months ended June 30, 1998.

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

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in 2000. Because the Company does not have any derivatives or hedges, as defined within the context of SFAS No. 133, this statement does not apply.

                           PART II: OTHER INFORMATION

Item 4:      Submission of Matters to a Vote of Security Holders

                     At the Company's Annual Meeting of Shareholders held on May
             22, 1998, 40,077,853 shares of Common Stock were represented and entitled to vote. The results of the matters submitted to a vote of security holders are shown in the table below.

                                                                   Votes             Votes
                                                                    For             Against        Abstentions
                                                                    ---             -------        -----------
Election of the following nominees to hold
the office of Director until the next Annual
Meeting of Shareholders and until their
respective successors have been duly
elected and qualified:

         William W. Abbott                                       40,054,996          22,857                  -
         Dr. Emita B. Hill                                       40,054,996          22,857                  -
         Paul J. Kardos                                          40,054,996          22,857                  -
         Donald E. Kiernan                                       40,054,996          22,857                  -
         Jeffrey L. Morby                                        40,054,996          22,857                  -
         Shaun F. O'Malley                                       40,054,996          22,857                  -
         Charles A. Parker                                       40,054,926          22,927                  -
         Ralph S. Saul                                           40,054,576          23,277                  -
         William J. Schoen                                       40,054,996          22,857                  -

Approval of an amendment to the
Company's Certificate of Incorporation
provision which requires the retirement of
any Director who is 72 or more years of age
following the completion of his or her then
current term in office. The amendment
permits Ralph S. Saul, who has served as
Chairman of the Board of Directors, to be
eligible for re-election to the Board of
Directors at the Annual Meeting of
Shareholders held on May 22, 1998 and at
the 1999 Annual Meeting of Shareholders.                         36,775,163      2,948,548             354,142

Ratification of the appointment of KPMG
Peat Marwick LLP, independent certified
public accountants, to serve as the
Company's auditors for the fiscal year
ending December 31, 1998.                                        39,649,256          7,957             420,640

Item 6:      Exhibits and Reports on Form 8-K

             Exhibit
             No.                     Description
             -------                 -----------

             (a)  The following items are filed as Exhibits.
                  (3)     Articles of incorporation and bylaws:
                          3.1 Certificate of Amendment to Restated Certificate of Incorporation, filed with the Delaware Secretary of State on June 5, 1998.
                  (11)    Statement re computation of per share earnings.
                  (27)    Financial Data Schedule.

             (b) No reports on Form 8-K were filed by the Company during the second quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HORACE MANN EDUCATORS CORPORATION
                                            (Registrant)





Date        August 13, 1998                      /s/ Paul J. Kardos
     ---------------------------         --------------------------------------

                                         Paul J. Kardos, Chairman of the Board,
                                          President and Chief Executive Officer




Date        August 13, 1998                      /s/ Larry K. Becker
     ---------------------------         --------------------------------------

                                         Larry K. Becker, Executive
                                          Vice President and Chief
                                          Financial Officer