Form 10-Q
period 1998-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 1998-11-13
CIK 850141

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the quarterly period ended September 30, 1998
                                 OR
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____
                                              ---

     As of October 31, 1998, 42,531,594 shares of Common Stock, par value $0.001 per share, were outstanding, net of 16,739,596 shares of treasury stock.


================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets as of
                September 30, 1998 and December 31, 1997..................    1


               Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1998 and 1997...    2

               Consolidated Statements of Changes in Shareholders'
                Equity for the Nine Months Ended September 30, 1998
                and 1997..................................................    3

               Consolidated Statements of Cash Flows for the
                Three and Nine Months Ended September 30, 1998 and 1997...    4

               Notes to Consolidated Financial Statements.................    5


          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................    12


PART II - OTHER INFORMATION...............................................    23


          Item 4. Submission of Matters to a Vote of Security Holders


          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES................................................................    24

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                 September 30,     December 31,
                                                                     1998             1997
                                                                 -------------     ------------

                                    ASSETS
Investments
 Fixed maturities, available for sale, at market
  (amortized cost, 1998, $2,518,978; 1997, $2,535,538)........    $2,643,010       $2,638,794
 Short-term and other investments.............................       130,421          130,252
 Short-term investments, loaned securities collateral.........        77,510                -
                                                                  ----------       ----------
      Total investments.......................................     2,850,941        2,769,046
Cash..........................................................        12,799              353
Accrued investment income and premiums receivable.............        98,670          103,951
Value of acquired insurance in force and goodwill.............       102,383          107,976
Deferred policy acquisition costs.............................        94,166           85,883
Other assets..................................................       121,897          104,943
Variable annuity assets.......................................       999,545          959,760
                                                                  ----------       ----------
       Total assets...........................................    $4,280,401       $4,131,912
                                                                  ==========       ==========
          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Fixed annuity contract liabilities...........................    $1,228,206       $1,245,459
 Interest-sensitive life contract liabilities.................       392,505          364,205
 Unpaid claims and claim expenses.............................       315,148          322,335
 Future policy benefits.......................................       179,570          179,562
 Unearned premiums............................................       179,816          166,996
                                                                  ----------       ----------
       Total policy liabilities...............................     2,295,245        2,278,557
Other policyholder funds......................................       125,777          122,107
Other liabilities.............................................       209,300          126,847
Short-term debt...............................................        45,000           42,000
Long-term debt................................................        99,627           99,599
Variable annuity liabilities..................................       996,195          956,253
                                                                  ----------       ----------
       Total liabilities......................................     3,771,144        3,625,363
                                                                  ----------       ----------

Warrants, subject to redemption...............................           220              577
                                                                  ----------       ----------

Preferred stock...............................................             -                -
Common stock..................................................            59               59
Additional paid-in capital....................................       336,649          340,564
Retained earnings.............................................       401,911          349,274
Accumulated other comprehensive income (Net
 unrealized gains on fixed maturities and equity securities)..        71,664           62,167
Treasury stock, at cost.......................................      (301,246)        (246,092)
                                                                  ----------       ----------
      Total shareholders' equity..............................       509,037          505,972
                                                                  ----------       ----------
         Total liabilities, redeemable
           securities, and shareholders' equity...............    $4,280,401       $4,131,912
                                                                  ==========       ==========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                    Three Months Ended    Nine Months Ended
                                                      September 30,         September 30,
                                                    ------------------   -------------------
                                                      1998      1997       1998       1997
                                                    --------  --------   --------   --------
Insurance premiums written and contract deposits..  $209,686  $188,911   $616,705   $563,834
                                                    ========  ========   ========   ========

Revenues
 Insurance premiums and
   contract charges earned........................  $144,536  $135,078   $429,094   $402,385
 Net investment income............................    47,781    49,271    144,458    148,979
 Realized investment gains........................     4,247     1,585     13,599      3,230
                                                    --------  --------   --------   --------
     Total revenues...............................   196,564   185,934    587,151    554,594
                                                    --------  --------   --------   --------

Benefits, losses and expenses
 Benefits, claims and settlement expenses.........    96,563    89,925    301,308    271,714
 Interest credited................................    23,495    24,227     71,426     73,082
 Policy acquisition expenses amortized............    11,015    10,937     34,149     33,035
 Operating expenses...............................    27,057    27,484     80,684     77,090
 Amortization of intangible assets................     1,856     2,666      5,593      8,077
 Interest expense.................................     2,394     1,842      7,098      7,067
                                                    --------  --------   --------   --------
     Total benefits, losses and expenses..........   162,380   157,081    500,258    470,065
                                                    --------  --------   --------   --------

Income from continuing operations before income
 taxes and discontinued operations................    34,184    28,853     86,893     84,529
Income tax expense................................     9,251     7,376     23,853     22,756
                                                    --------  --------   --------   --------
Income from continuing operations.................    24,933    21,477     63,040     61,773
Discontinued operations:
 Loss on discontinuation, net of
   applicable income tax benefits.................         -    (3,481)         -     (3,481)
                                                    --------  --------   --------   --------

Net income........................................  $ 24,933  $ 17,996   $ 63,040   $ 58,292
                                                    ========  ========   ========   ========

Earnings (loss) per share
 Basic
   Income from continuing operations..............  $   0.58  $   0.48   $   1.45   $   1.34
   Discontinued operations:
     Loss on discontinuation......................         -     (0.08)         -      (0.08)
                                                    --------  --------   --------   --------
   Net income.....................................  $   0.58  $   0.40   $   1.45   $   1.26
                                                    ========  ========   ========   ========
 Diluted
   Income from continuing operations..............  $   0.57  $   0.46   $   1.43   $   1.31
   Discontinued operations:
     Loss on discontinuation......................         -     (0.07)         -      (0.07)
                                                    --------  --------   --------   --------
   Net income.....................................  $   0.57  $   0.39   $   1.43   $   1.24
                                                    ========  ========   ========   ========

Weighted average number of shares
 and equivalent shares (in thousands)
   Basic..........................................    42,811    45,170     43,523     46,222
   Diluted........................................    43,413    45,902     44,141     46,899

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                                                                Nine Months Ended
                                                                  September 30,
                                                              ----------------------
                                                                 1998       1997
                                                              ----------  ----------
Common stock
 Beginning balance..........................................  $      59   $      58
 Options exercised, 1998, 110,182 shares;
   1997, 726,424 shares.....................................          -           1
 Conversion of Director Stock Plan units,
   1997, 2,288 shares.......................................          -           -
                                                              ---------   ---------
 Ending balance.............................................         59          59
                                                              ---------   ---------

Additional paid-in capital
 Beginning balance..........................................    340,564     330,234
 Options exercised and conversion of
   Director Stock Plan units................................      2,163      11,742
 Catastrophe-linked equity put option premium...............     (1,475)     (1,250)
 Purchase of 13,650 warrants................................     (4,603)          -
                                                              ---------   ---------
 Ending balance.............................................    336,649     340,726
                                                              ---------   ---------

Retained earnings
 Beginning balance..........................................    349,274     278,669
 Net income.................................................     63,040      58,292
 Cash dividends, 1998, $0.24 per share;
   1997, $0.2025 per share..................................    (10,403)     (9,402)
                                                              ---------   ---------
 Ending balance.............................................    401,911     327,559
                                                              ---------   ---------

Accumulated other comprehensive income (Net unrealized
 gains (losses) on fixed maturities and equity securities)
   Beginning balance........................................     62,167      29,736
   Increase (decrease) for the period.......................      9,497      21,178
                                                              ---------   ---------
   Ending balance...........................................     71,664      50,914
                                                              ---------   ---------

Treasury stock, at cost
 Beginning balance, 1998, 14,896,796 shares;
   1997, 11,176,196 shares..................................   (246,092)   (154,302)
 Purchase of 1,706,600 shares in 1998;
   2,899,600 shares in 1997 (See note 4)....................    (55,154)    (68,598)
                                                              ---------   ---------
 Ending balance, 1998, 16,603,396 shares;
   1997, 14,075,796 shares..................................   (301,246)   (222,900)
                                                              ---------   ---------

Shareholders' equity at end of period.......................  $ 509,037   $ 496,358
                                                              =========   =========

Comprehensive income
 Net income.................................................  $  63,040   $  58,292
 Other comprehensive income.................................      9,497      21,178
                                                              ---------   ---------
   Total....................................................  $  72,537   $  79,470
                                                              =========   =========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                   Three Months Ended      Nine Months Ended
                                                     September 30,           September  30,
                                                 ----------------------  ----------------------
                                                    1998        1997        1998        1997
                                                 ----------  ----------  ----------  ----------
Cash flows from operating activities
 Premiums collected............................  $ 158,449   $ 154,356   $ 465,640   $ 462,657
 Policyholder benefits paid....................   (122,320)   (116,508)   (349,063)   (353,003)
 Policy acquisition and other
   operating expenses paid.....................    (43,646)    (44,727)   (135,613)   (126,977)
 Federal income taxes paid.....................     (4,200)     (2,626)    (24,600)    (46,703)
 Investment income collected...................     50,655      53,111     150,139     152,853
 Interest expense paid.........................     (3,549)     (3,860)     (8,164)     (8,423)
 Other.........................................     (3,678)     (1,603)     (3,160)     (4,354)
                                                 ---------   ---------   ---------   ---------
     Net cash provided by
       operating activities....................     31,711      38,143      95,179      76,050
                                                 ---------   ---------   ---------   ---------

Cash flows from investing activities
 Fixed maturities
   Purchases...................................   (146,416)   (189,029)   (629,562)   (768,418)
   Sales.......................................     91,873     191,994     386,322     648,621
   Maturities..................................     85,698      42,679     282,613     173,986
 Net cash (used for) received from
   short-term and other investments............    (33,857)    (30,245)        148      (9,056)
                                                 ---------   ---------   ---------   ---------
     Net cash provided by
       (used in)investing activities...........     (2,702)     15,399      39,521      45,133
                                                 ---------   ---------   ---------   ---------

Cash flows from financing activities
 Purchase of treasury stock....................    (10,059)     (7,163)    (55,154)    (68,598)
 Dividends paid to shareholders................     (3,416)     (3,047)    (10,403)     (9,402)
 Principal borrowing
   on Bank Credit Facility.....................          -           -       3,000       8,000
 Repurchase of common stock warrants...........          -           -      (4,959)          -
 Exercise of stock options.....................        273       2,270       2,163      11,743
 Catastrophe-linked equity put option premium..          -           -      (1,475)     (1,250)
 Annuity contracts, variable and fixed
   Deposits....................................     49,914      42,165     167,313     143,947
   Maturities and withdrawals..................    (49,127)    (51,951)   (140,855)   (122,061)
   Net transfer to variable annuity assets.....    (15,454)    (29,938)    (81,874)    (84,005)
 Net increase (decrease) in
   life policy account balances................        194         144         (10)      1,137
                                                 ---------   ---------   ---------   ---------
     Net cash used in financing activities.....    (27,675)    (47,520)   (122,254)   (120,489)
                                                 ---------   ---------   ---------   ---------

Net increase in cash...........................      1,334       6,022      12,446         694
Cash at beginning of period....................     11,465       8,376         353      13,704
                                                 ---------   ---------   ---------   ---------
Cash at end of period..........................  $  12,799   $  14,398   $  12,799   $  14,398
                                                 =========   =========   =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1998 and 1997
                             (Dollars in thousands)



Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1998 and December 31, 1997 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and nine months ended September 30, 1998 and 1997.

    It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 1997 Form 10-K.

    The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

    Indebtedness outstanding was as follows:

                                                        September 30,     December 31,
                                                            1998              1997
                                                        -------------     ------------
    Short-term debt:
      $65,000 Bank Credit Facility, IBOR + 0.325%
        (5.6% as of September 30, 1998)............       $ 45,000          $ 42,000
    Long-term debt:
      6 5/8% Senior Notes, due January 15, 2006.
        Face amount less unaccrued discount
        of $373 and $401 (6.7% imputed rate).......         99,627            99,599
                                                          --------          --------
          Total....................................       $144,627          $141,599
                                                          ========          ========

Note 3 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                   Percent of
                                 Carrying Value            September 30, 1998
                          ----------------------------   ----------------------
Rating of Fixed           September 30,   December 31,   Carrying    Amortized
Maturity Securities(1)         1998           1997         Value        Cost
------------------------  -------------   ------------   ----------  ----------
      AAA...............      43.7%         42.7%        $1,154,772  $1,097,282
      AA................       7.8           7.1            206,755     194,701
      A.................      19.1          20.3            505,207     475,961
      BBB...............      23.0          23.3            607,365     579,342
      BB................       1.4           1.6             36,435      34,550
      B.................       4.0           4.0            106,144     107,962
      CCC or lower......       0.1           0.1              2,107       4,795
      Not rated(2)......       0.9           0.9             24,225      24,385
                             -----         -----         ----------  ----------
        Total...........     100.0%        100.0%        $2,643,010  $2,518,978
                             =====         =====         ==========  ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $16.5 million of publicly traded securities not currently rated by S&P or Moody's and $7.7 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 88.9% of these private placements as investment grade.

    The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Percent               Carrying
                                                    of Total                 Value
                                           ---------------------------   -------------
                                           September 30,  December 31,   September 30,
Scheduled Maturity                             1998           1997           1998
------------------                         ------------   ------------   -------------
    Due in 1 year or less................     5.1%            5.6%       $  134,324
    Due after 1 year through 5 years.....    24.2            24.2           640,728
    Due after 5 years through 10 years...    31.7            34.8           836,585
    Due after 10 years through 20 years..    19.2            19.6           508,144
    Due after 20 years...................    19.8            15.8           523,229
                                            -----           -----        ----------
      Total..............................   100.0%          100.0%       $2,643,010
                                            =====           =====        ==========

    The Company loans fixed income securities to third parties, primarily major brokerage firms. As of September 30, 1998 and December 31, 1997, fixed maturities with a fair value of $77,510 and $60,388, respectively, were loaned. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments beginning in 1998 and does not permit restatement of prior period financial statements. As of September 30, 1998, the corresponding liability is included in Other Liabilities in the Company's consolidated balance sheet.

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

     During the nine months ended September 30, 1998, the Company repurchased 1,706,600 shares at an aggregate cost of $55,154 which was financed with cash from operations.

Note 5 - Value of Annuity Business Acquired

     The value of annuity business acquired was recorded as an asset as a result of the application of purchase accounting at the time the Company was acquired in 1989 and that asset is being amortized over 20 years in proportion to projected future gross profits of that business. Significant appreciation and the resultant growth in annuity assets and the retention of the Company's annuity business in recent years have favorably impacted projected future gross profits for the business. Therefore, scheduled annual amortization of the December 31, 1997 balance has been revised as follows: 1998, $2,494; 1999, $2,494; 2000, $3,855; 2001, $3,732; and 2002, $3,523. Such amounts will be evaluated at least annually and amortization schedules updated as indicated. At September 30, 1998, the value of annuity business acquired, net of amortization, was $31,681.

Note 6 - Income Taxes

     The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and is currently conducting an audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company has realized in the past will not be available to the Company after 1998. In addition, in the course of the current audit, the IRS is taking the position thus far that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs. The Company's tax advisors, KPMG Peat Marwick LLP, concur with the Company's interpretation of the RARs. The outcome of this matter is uncertain. Therefore, the Company has not accrued a liability in its financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be less than 5% of the Company's shareholders' equity as of June 30, 1998. Such additional taxes, if any, would increase the Company's effective corporate tax rate only in the year of payment of such taxes.

Note 7 - Comprehensive Income

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

Note 8 - Reinsurance

    The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effect of reinsurance on premiums written; premiums earned; and benefits, claims and settlement expenses were as follows:

                                           Ceded to        Assumed
                               Gross         Other       from State
                               Amount      Companies     Facilities       Net
                              --------     ---------     -----------    --------
    Three months ended
        September 30, 1998
    ------------------------

    Premiums written........  $212,259      $ 7,446        $ 4,873      $209,686
    Premiums earned.........   147,150        7,068          4,454       144,536
    Benefits, claims and
      settlement expenses...   104,477       12,244          4,330        96,563

    Three months ended
        September 30, 1997
    ------------------------

    Premiums written........  $195,463      $ 6,429        $  (123)     $188,911
    Premiums earned.........   136,904        6,035          4,209       135,078
    Benefits, claims and
      settlement expenses...    94,065        7,961          3,821        89,925

    Nine months ended
        September 30, 1998
    ------------------------

    Premiums written........  $622,946      $19,903        $13,662      $616,705
    Premiums earned.........   435,145       18,864         12,813       429,094
    Benefits, claims and
      settlement expenses...   321,819       31,251         10,740       301,308

    Nine months ended
        September 30, 1997
    ------------------------

    Premiums written........  $572,842      $17,390        $ 8,382      $563,834
    Premiums earned.........   402,404       16,011         15,992       402,385
    Benefits, claims and
      settlement expenses...   280,178       25,169         16,705       271,714

    The Company maintains an excess and catastrophe treaty reinsurance program for its property and casualty subsidiaries. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million up to $80 million for each catastrophe in 1998. This program is augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. The fee for the equity put has been charged directly to additional paid-in capital. For liability coverages, including the educator professional liability policy, the Company reinsures each loss above a retention of $0.5 million up to $20 million. The Company also reinsures each property loss above a retention of $0.5 million up to $1.5 million.

Note 9 - Segment Information

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

    Summarized financial information for these segments is as follows:

                                         Three Months Ended   Nine Months Ended
                                           September 30,          September 30,
                                        --------------------  ----------------------
                                          1998       1997       1998        1997
                                        ---------  ---------  ---------  -----------

    Revenues
      Property and casualty...........  $129,254   $121,246   $382,515   $  363,396
      Annuity.........................    30,764     31,538     92,731       94,042
      Life............................    32,554     31,590     98,433       93,673
      Corporate and other, including
        realized investment gains.....     4,264      1,836     14,290        4,312
      Intersegment eliminations.......      (272)      (276)      (818)        (829)
                                        --------   --------   --------   ----------
            Total.....................  $196,564   $185,934   $587,151   $  554,594
                                        ========   ========   ========   ==========

    Net income
      Operating income
        Property and casualty.........  $ 15,401   $ 13,967   $ 35,767   $   42,957
        Annuity.......................     5,886      5,137     16,950       13,923
        Life..........................     3,410      3,544      8,944        9,412
        Corporate and other,
          including interest expense..    (2,524)    (2,202)    (7,460)      (6,619)
                                        --------   --------   --------   ----------
            Total operating income....    22,173     20,446     54,201       59,673
      Realized investment gains,
        after tax.....................     2,760      1,031      8,839        2,100
      Discontinued operations:
        Loss on discontinuation.......         -     (3,481)         -       (3,481)
                                        --------   --------   --------   ----------
            Total.....................  $ 24,933   $ 17,996   $ 63,040   $   58,292
                                        ========   ========   ========   ==========

                                                      September 30,     December 31,
                                                           1998             1997
                                                      -------------     ------------
    Assets
      Property and casualty...........                 $  754,804        $  742,487
      Annuity.........................                  2,608,594         2,531,309
      Life............................                    851,231           777,488
      Corporate and other.............                     94,472           125,624
      Intersegment eliminations.......                    (28,700)          (44,996)
                                                       ----------        ----------
            Total.....................                 $4,280,401        $4,131,912
                                                       ==========        ==========

          Revenues include insurance premiums and contract charges earned, net investment income and realized investment gains and losses. Operating income is equal to income from continuing operations before realized investment gains, after tax.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in millions)

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

Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997

    The combined results of the last four quarters represent a solid 18% return on equity. Results could have been even better but for a series of severe storms during the second quarter that produced a record level of catastrophe claims for that quarter for the property-casualty insurance industry and for Horace Mann.

  Insurance Premiums and Contract Charges

               Insurance Premiums Written and Contract Deposits

                                 Nine Months Ended  Increase (Decrease)
                                   September 30,      from Prior Year
                                 -----------------  -------------------
                                   1998     1997     Percent    Amount
                                 --------  -------  ----------  -------

    Automobile and property
      (voluntary)..............    $345.3   $321.1        7.5%    $24.2
    Annuity deposits...........     167.3    143.9       16.3%     23.4
    Life insurance.............      83.9     81.9        2.4%      2.0
                                   ------   ------                -----
        Subtotal - core lines..     596.5    546.9        9.1%     49.6
    Involuntary and other
      property & casualty......      20.2     16.9       19.5%      3.3
                                   ------   ------                -----
        Total..................    $616.7   $563.8        9.4%    $52.9
                                   ======   ======                =====

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                 Nine Months Ended    Increase (Decrease)
                                   September 30,        from Prior Year
                                 -----------------    -------------------
                                   1998     1997      Percent    Amount
                                 --------  -------    --------  ---------
    Automobile and property
      (voluntary)..............   $335.4   $312.1       7.5%      $23.3
    Annuity....................     11.5      8.9      29.2%        2.6
    Life.......................     64.4     61.9       4.0%        2.5
                                  ------   ------                 -----
        Subtotal - core lines..    411.3    382.9       7.4%       28.4
    Involuntary and other
      property & casualty......     17.8     19.5      -8.7%       (1.7)
                                  ------   ------                 -----
        Total..................   $429.1   $402.4       6.6%      $26.7
                                  ======   ======                 =====

    Insurance premiums written and contract deposit growth of 9.4% was principally driven by higher agent productivity and the continuing growth in our agent force. Bolstering the productivity gains, the number of experienced agents was 3.9% higher than last September 30. In total, we ended the quarter with 1,059 exclusive full-time agents compared to 1,035 agents 12 months earlier.

    The growth in new annuity deposits of 16.3% included a 28.8% increase in new deposits to variable mutual fund annuities and represented the 13th consecutive quarter of double-digit growth. Variable annuity accumulated deposits were $1 billion, $63 million more than a year ago, a 6.7% increase. The number of annuity contracts in force increased 7.3%, or 8,000 contracts, compared to last September 30. During the first quarter, we introduced new IRA annuities in response to recent tax legislation. While the 403(b) annuity remains a better alternative for most educators, initial sales of these IRA annuities generated 2.9 percentage points of the 16.3% growth in new annuity deposits. The new IRA retirement options have created heightened customer interest and an excellent opportunity for agents to meet with both potential and existing customers. Beginning in March 1997, three additional mutual funds - a small cap fund, an international equity fund, and a socially responsible fund - were made available to annuity customers. At September 30, 1998, there were nearly $60 million of customer deposits in these three new funds.

    Voluntary automobile and home insurance premium growth was 7.5% for the first nine months of the year. Automobile insurance premium increased 6.8%, or $17.2 million, compared to last year, and home insurance premium increased 10.1%, or $7.0 million. Approximately half of the property and casualty increase resulted from unit growth of 3.7% bringing quarter end policies in force to 859,000. The number of property and casualty policies in force has shown steady growth for 12 consecutive quarters. The Company's average annual premium per policy for both automobile and home insurance increased approximately 4% compared to a year earlier. For home insurance, the Company's average effective premium per policy increased 7% compared to the first nine months of 1997 including the impact of increased deductibles and reduced coverage in coastal areas.

    Life premium growth was 2.4% for the first nine months. This growth included new business from term life products introduced early in 1997.

    Retention of business continues to be strong in each of our segments. Over the last 12 months based on policies in force, the property and casualty retention rate was 89%, life insurance 95% and annuity 94%. The life retention rate was equal to last year, while annuity and property and casualty were 0.5 and 0.7 percentage points, respectively, less than a year ago. The annuity decline was due to retention of 92% on a large block of older contracts that attained a no-penalty surrender option during the last half of 1997. Property and casualty retention is less than a year ago influenced by premium rate increases implemented during the past 12 months.

  Net Investment Income

    Investment income of $144.5 million for the nine months decreased 3.0%, or $4.5 million, compared to last year due primarily to a decrease in the investment portfolio. Average investments (excluding the securities lending collateral) decreased 2.0% over the past 12 months reflecting the utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. Approximately $3 million of the investment income decrease was offset by a decline in interest credited to fixed annuity deposits, moderating the effect on operating earnings. Excluding the effect of the share repurchase program, net investment income would have been $151.1 million, a slight increase compared to the first nine months of 1997. The pretax yield on average investments was 7.3% (4.8% after tax) for the first nine months of 1998 compared to a pretax yield of 7.4% (4.9% after tax) last year.

  Realized Investment Gains and Losses

    The higher level of realized gains in 1998 represents an increase in fixed maturity security calls and tenders in the current low interest rate environment.

  Benefits, Claims and Settlement Expenses

                                Nine Months Ended   Increase (Decrease)
                                  September 30,       from Prior Year
                               -------------------  ------------------
                                 1998       1997    Percent     Amount
                               ---------  --------  -------     ------

    Property and casualty....    $269.2    $243.3    10.6%      $25.9
    Life.....................      32.1      28.4    13.0%        3.7
                                 ------    ------               -----
      Total..................    $301.3    $271.7    10.9%      $29.6
                                 ======    ======               =====

    Property and casualty
      statutory loss ratio:
        Before catastrophes..      69.0%     71.5%               -2.5%
        After catastrophes...      76.3%     73.4%                2.9%

    Improvements in non-weather related frequency and severity of claims were reflected in a lower property and casualty loss ratio before catastrophes despite a decrease in the favorable development of claims occurring in prior years of $22.0 million in 1998 compared to $39.2 million in 1997.

    Severe weather-related losses in the first nine months of 1998 more than offset these underwriting improvements. A series of severe storms struck the Northern Plains, Upper Midwest, Southeast and Northeast during the second quarter of 1998, with Minnesota being the hardest hit state, resulting in a record level of weather-related catastrophe claims for the property-casualty insurance industry and for the Company. Catastrophe losses in Minnesota during this period were the worst in that state's history for the industry as well as the Company.

    The increase in life benefits reflected higher individual life mortality experience compared to the first nine months of 1997.

  Interest Credited to Policyholders

                                Nine Months Ended   Increase (Decrease)
                                  September 30,       from Prior Year
                               ------------------   -------------------
                                1998      1997      Percent     Amount
                               --------   -------   --------    ------

     Annuity.................     $54.4     $57.7    -5.7%      $(3.3)
     Life....................      17.0      15.4    10.4%        1.6
                                  -----     -----               -----
       Total.................     $71.4     $73.1    -2.3%      $(1.7)
                                  =====     =====               =====

    Interest credited to fixed annuity contracts decreased as average accumulated deposits decreased 2.5% over the 12 months ended September 30, 1998. The fixed annuity average annual interest rate credited was 5.5% in 1998, compared to a rate of 5.6% last year. Life insurance interest credited increased as a result of continued growth in the interest-sensitive whole life insurance reserves.

  Policy Acquisition and Operating Expenses

    Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For 1998, policy acquisition and operating expenses increased $4.8 million, or 4.4%, compared to last year. The property and casualty expense ratio, one of the best in the industry, was 18.9% for the nine months ended September 30, 1998, compared to 19.3% last year.

    At the beginning of 1998, the Company adopted the accounting treatment required by the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." It is anticipated that adoption of this statement will initially decrease the Company's operating expenses by approximately $2.5 million before income taxes for 1998 as costs incurred to develop internal-use software are capitalized and depreciated over their expected useful lives. For the first nine months, capitalized costs were $1.7 million before income taxes, approximately $0.02 per share.

  Income Tax Expense

    The effective income tax rate was 27.5% for the first nine months of 1998 compared to 26.9% for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 4 and 3 percentage points in 1998 and 1997, respectively. Acquisition related tax benefits that are not expected to recur in future years, as explained below, reduced the effective rate 6 percentage points in the nine months ended September 30, 1998 and 1997.

    The Company filed a Current Report on Form 8-K dated October 29, 1998 that read as follows:

      The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and is currently conducting an audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company has realized in the past will not be available to the Company after 1998. Therefore, the Company's effective corporate tax rate is expected to be approximately 33% in 1999 and beyond (an increase from approximately 27% in 1998), assuming that the Company's level of tax-exempt investment income remains about the same.

      In addition, in the course of the current audit, the IRS is taking the position thus far that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs. The Company's tax advisors, KPMG Peat Marwick LLP, concur with the

     Company's interpretation of the RARs. The outcome of this matter is uncertain. Therefore, the Company has not accrued a liability in its financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be less than 5% of the Company's shareholders' equity as of June 30, 1998. Such additional taxes, if any, would increase the Company's effective corporate tax rate only in the year of payment of such taxes.

  Operating Income

     For the first nine months of 1998 excluding the impact of catastrophes, operating income (income from continuing operations before realized investment gains and losses) increased 11.1%. The Company's after-tax catastrophe losses through the first nine months exceeded the previous high for a full year -- and came on the heels of a year in which our catastrophe losses were at near-record lows. Current year earnings and investment income were also reduced compared to last year due to the utilization of capital in the Company's share repurchase programs. Operating income by segment was as follows:

                                     Nine Months Ended       Increase (Decrease)
                                       September 30,           from Prior Year
                                     ------------------      -------------------
                                      1998       1997        Percent     Amount
                                     -------   --------      -------     -------
Property & casualty:
 Before catastrophe losses.........  $ 52.4     $ 47.1          11.3%    $  5.3
 Catastrophe losses, after tax.....   (16.7)      (4.1)       -307.3%     (12.6)
                                     ------     ------                   ------
                                       35.7       43.0         -17.0%      (7.3)
Annuity............................    17.1       13.9          23.0%       3.2
Life...............................     8.9        9.4          -5.3%      (0.5)
Corporate and other................    (2.9)      (2.0)                    (0.9)
Interest expense...................    (4.6)      (4.6)                       -
                                     ------     ------                   ------
  Total............................  $ 54.2     $ 59.7          -9.2%    $ (5.5)
                                     ======     ======                   ======
  Total before catastrophe losses..  $ 70.9     $ 63.8          11.1%    $  7.1
                                     ======     ======                   ======

Property and casualty
 statutory combined ratio:
  Before catastrophes..............    87.8%      90.8%                    -3.0%
  After catastrophes...............    95.1%      92.7%                     2.4%

     Property and casualty segment operating income was primarily impacted by the significant increase in weather-related catastrophe losses. The property and casualty combined loss and expense ratio for 1998 reflected the higher weather-related claims partially offset by an improvement in underwriting results. Property and casualty segment operating income was also adversely affected by a reduction in investment income in the first nine months of 1998 as compared to the same period in 1997 which resulted from utilization of capital of the Company in its share repurchase program. Despite higher catastrophe losses, automobile results for the nine months produced a combined ratio of 87.7%, 3.3 percentage points better than last year. Automobile current year claim severity is less than last year and rate increases are keeping pace with loss costs. Due to unprecedented levels of weather-related losses, the property combined ratio of 123.7% was 28.6 percentage points higher than last year. In the first nine months of last year, we experienced very little weather-related losses as unusually mild weather prevailed across the country.

    Strong growth in variable annuity deposits produced excellent annuity earnings which increased compared to last year. The interest margin on fixed annuity deposits was comparable to a year ago, while fees collected on variable annuity business have grown by 29.2% compared to the first nine months of 1997 as a result of growth in the variable annuity business. Annuity segment profit continues to shift from the interest margin on fixed annuity accumulations to fees on variable mutual fund deposits. Variable annuity deposits were $1.0 billion at September 30, 1998.

  Net Income

    Net income, which includes realized investment gains and discontinued operations, for the first nine months of 1998 reflected an 8.1% increase in net income and a 15.3% increase in net income per diluted share compared to 1997. The Company's share repurchase program reduced net income by $4.3 million for 1998 but resulted in an increase of $0.03 in earnings per share for the period.

    Net income for the three and nine months ended September 30, 1997 included an after tax charge of $3.5 million, or $0.07 per share, for anticipated additional losses during the remainder of the phase-out period as a result of accelerating the timetable for the Company's withdrawal from the group medical insurance business and higher-than-expected claims. As of August 31, 1998, all of the group medical business was terminated.

Liquidity and Financial Resources

  Investments

    The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At September 30, 1998, fixed income securities represented 95.3% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.6% was investment grade and 99.7% was publicly traded. The average quality of the total fixed income portfolio was A+ at September 30, 1998.

    The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.2 years at September 30, 1998 and 4.3 years at December 31, 1997. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

    As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities increased compared to the first nine months of 1997 primarily due to a decrease in federal income tax payments. In both years, cash provided by operating activities primarily reflected net cash generated by the insurance subsidiaries.

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

  Financing Activities

    Financing activities include primarily repurchases of the Company's common stock, payment of dividends, the receipt and withdrawal of funds by annuity policyholders and borrowings and repayments under the Company's debt facilities. Fees related to the catastrophe-linked equity put which augments its reinsurance program were charged directly to additional paid-in capital.

    For the first nine months of 1998, receipts from annuity contracts were greater than contract maturities and withdrawals and net transfers to variable annuity assets decreased compared to last year. Life policy account balances were equal to last December.

    Through September, the Company repurchased 1,706,600 shares of its common stock at a cost of $55.2 million, or an average cost of $32.32 per share. $8 million of those purchases completed the $100 million share repurchase authorization announced in 1997 and the remainder was acquired under an additional $100 million share repurchase authorization announced in January 1998. Since early 1997, 5,427,200 shares, or 11% of the shares outstanding on December 31, 1996, have been repurchased at a cost of $146.9 million, an average cost of $27.08 per share. The repurchase of these shares was financed with cash from operations. As of September 30, 1998, $53 million remained authorized for share repurchases. During the nine months ended September 30, 1998, the Company received $2.2 million related to the exercise of common stock options including tax benefits. During the second quarter of 1998, the Company also repurchased 60% of its outstanding common stock warrants for $5.0 million.

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

    The total capital of the Company was $653.8 million at September 30, 1998, including $99.6 million of long-term debt and $45.0 million of short-term debt. Total debt represented 22.1% of capital at the end of September, within the Company's target operating range of 20% to 25%.

    Shareholders' equity was $509.0 million at September 30, 1998, including an unrealized gain in the Company's investment portfolio of $71.7 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. In December 1997, the Company's common stock was split two-for-one. The market value of the Company's common stock and the market value per share were $1,280.0 million and $30, respectively, at September 30, 1998. Book value per share was $11.93 at September 30, 1998, $10.25 excluding investment market value adjustments.

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

    As of September 30, 1998 and December 31, 1997, the Company had short-term debt of $45.0 million and $42.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.6%, as of September 30, 1998. The commitment for the Bank Credit Facility terminates on December 31, 2001.

    The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1998 was 13.2x compared to 12.9x for the same period in 1997.

    Total shareholder dividends were $10.4 million for the first nine months of 1998. In February 1997, the Board authorized the fifth consecutive annual increase in the Company's dividend since the Company's initial public offering in 1991 and increased the quarterly dividend by 22.7% to $0.0675 per share. In November 1997, in conjunction with the Company's two-for-one stock split, the Board of Directors authorized the sixth increase to the Company's quarterly dividend, the second increase in 1997. The regular quarterly dividend increased by 19% to $0.08 per share.

    The Company's catastrophe reinsurance program is augmented by a $100 million equity put. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed $80 million, the 1998 coverage limit of the reinsurance program.

Year 2000

    In 1990, the Company established programming standards to address the year 2000 for new computer systems. By early 1995, the Company had developed a comprehensive plan to address the issue and began converting its existing computer systems to be year 2000 compliant. At September 30, 1998, nearly 85% of all business applications, representing 70% of all of the Company's program code, were year 2000 compliant. Management anticipates completing conversion of the remaining internal business applications by the end of 1998. Vendors that have not already completed computer systems conversions have indicated their plans to become year 2000 compliant by the end of 1998. During 1999, additional testing of all systems and final reviews of individual personal computer applications will be completed.

    Because of the degree to which systems conversion has already been completed, the worst-case scenario would be limited to a failure to conclude the remaining conversion plans (i.e., the 15% of unconverted business applications and vendor conversions that fail to achieve compliance) by Year 2000. In the event of this worst-case scenario, the resulting impact would be to limit the Company's abilities to process business transactions and could have a material effect on it's business, results of operations and financial condition.

    If the remaining system conversion plans are not completed by the end of 1998, the Company will prepare contingency plans to address possible worst-case scenarios. In addition, non-system contingency plans will also be developed during 1999 for utility suppliers and other third party service providers. All contingency plans will include efforts to minimize the likelihood of the occurrence of worst-case scenarios as well as action plans to be invoked which will encompass back-up processes that utilize alternative suppliers and third party service providers and/or do not rely on computer systems, where appropriate.

    Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not expected to be incremental costs to the Company. The total cost of the compliance project is estimated to be $6 million, before tax benefits, and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through September 30, 1998 has expensed $4.8 million before tax benefits, including a cost of $1.5 million for the nine months ended September 30, 1998.

Recent Accounting Changes

  Employers' Disclosures about Pensions and Other Postretirement Benefits

    In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which will be implemented in the Company's December 31,

1998 financial statements. SFAS No. 132 will not affect employee benefits expense or net income. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when SFAS No. 87, 88 and 106 were issued.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in 2000. This statement does not apply to the Company because it does not have any derivatives or hedges, as defined within the context of SFAS No. 133.

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

                   10.1* Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit
                            10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 27, 1992.

                   10.1(a)* Specimen Employee Stock Option Agreement under the
                            Horace Mann Educators Corporation 1991 Stock
                            Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

                   10.1(b)* Specimen Director Stock Option Agreement under the
                            Horace Mann Educators Corporation 1991 Stock
                            Incentive Plan.

                   10.1(c)* Amendment to Horace Mann Educators Corporation 1991
                            Stock Incentive Plan, dated September 11, 1996, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission on November 14, 1996.

                   10.1(d)* Amendment to Horace Mann Educators Corporation 1991
                            Stock Incentive Plan, dated September 18, 1998.

                   10.2* Amended and restated agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998.

              (11) Statement re computation of per share earnings.
              (27) Financial Data Schedule.

         (b) No reports on Form 8-K were filed by the Company during the third quarter of 1998.

              On October 29, 1998, HMEC filed with the Securities and Exchange Commission a Current Report on Form 8-K dated October 29, 1998 regarding the effects of a routine Internal Revenue Service audit of the Company's 1994 and 1995 federal income tax returns on the Company's effective corporate tax rate in 1999 and beyond. The complete text of the Form 8-K is included in this Form 10-Q in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Nine Months Ended September 30, 1998 Compared With Nine Months Ended September 30, 1997 --Income Tax Expense.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HORACE MANN EDUCATORS CORPORATION
                                              (Registrant)



Date      November 12, 1998               /s/ Paul J. Kardos
     ----------------------------    ----------------------------

                                      Paul J. Kardos, Chairman of the Board,
                                       President and Chief Executive Officer



Date      November 12, 1998               /s/ Larry K. Becker
     ----------------------------    ----------------------------

                                       Larry K. Becker, Executive
                                         Vice President and Chief
                                         Financial Officer