Form 10-K
period 1998-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 1999-03-31
CIK 850141

=============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
        Title of each class                             which registered
        -------------------                         -------------------------
Common Stock, par value $0.001 per share             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $1.0 billion.

        As of March 1, 1999, 41,645,444 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,631,996 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for the 1999 Annual Meeting of Shareholders, exclusive of disclosures made pursuant to Regulation S-K, ss. 402 (i), (k) and (l), incorporated by reference into Part III of Form 10-K.

=============================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                     INDEX

Item
Number                                                                     Page
------                                                                     ----
                                     PART I

1.  Business..............................................................    1
2.  Properties............................................................   26
3.  Legal Proceedings.....................................................   26
4.  Submission of Matters to a Vote of Security Holders...................   27


                                    PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.   27
6.  Selected Financial Data...............................................   28
7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations...............................................   28
7A. Quantitative and Qualitative Disclosures About Market Risk............   28
8.  Consolidated Financial Statements and Supplementary Data..............   28
9.  Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure.................................   28


                                    PART III

10. Directors and Executive Officers of the Registrant....................   28
11. Executive Compensation................................................   28
12. Security Ownership of Certain Beneficial Owners and Management........   29
13. Certain Relationships and Related Transactions........................   29


                                    PART IV

14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......   29
    SIGNATURES............................................................   35
    Index to Financial Information........................................  F-1

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

       The Company's insurance premiums written and contract deposits for the year ended December 31, 1998 were $827.8 million and operating income (income from continuing operations before the after tax impact of realized investment gains and losses) was $78.9 million. The Company's total assets were $4.4 billion at December 31, 1998 . The property and casualty segment accounted for 59% of the Company's insurance premiums written and contract deposits for the year ended December 31, 1998, while accounting for 57% of earnings from continuing operations before realized investment gains and losses, interest and taxes for the period. The annuity and life insurance segments together accounted for 41% of insurance premiums written and contract deposits for the year ended December 31, 1998 (27% and 14%, respectively), and provided 47% (31% and 16%, respectively) of earnings from continuing operations before interest and taxes for the period.

       In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. The Company terminated 95% of that business by December 1997 and terminated the remaining group medical insurance policies by September 1998. In the Company's financial statements and discussions of operating results, group medical results are reported separately as discontinued operations.

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

       One of the reasons why the Company's property and casualty lines have performed better than the industry is the Company's property and casualty expense ratio, which has been consistently better than the industry ratio since 1983. During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1998 was 19.3%, well within the lowest 20% of expense ratios of the 100 largest property and casualty groups, based on A.M. Best's reports.

       At December 31, 1998, the accumulated value of annuity contracts was $2.5 billion. For the year ended December 31, 1998, 93% of the accumulated cash value of the Company's annuity business remained on deposit. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of the annuity. Tax-qualified annuities represented 94% of the Company's annuity policy reserves at December 31, 1998, and, generally, a penalty is imposed under the Internal Revenue Code of 1986, as amended, on amounts withdrawn from tax-qualified annuities prior to age 59 1/2.

       The investment portfolio of the Company, including variable annuity assets under management of $1.1 billion, had an aggregate market value of $4.0 billion at December 31, 1998. Investments other than variable annuity assets consist principally of investment grade publicly traded fixed income securities. At December 31, 1998, investments in non-investment grade securities represented 6.4% of total investments excluding variable annuity assets. There are no significant investments in mortgage loans and real estate or privately placed securities.

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

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

       The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the periods in the five year period ended December 31, 1998 have been audited by KPMG LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                               Year Ended December 31,
                                                         -----------------------------------------------------------------
                                                           1998          1997            1996          1995         1994
                                                         --------      --------        --------      --------     --------
                                                                      (Dollars in millions, except per share data)
Statement of Operations Data:
    Insurance premiums written and contract deposits..  $   827.8    $    771.3       $   704.8    $    654.0    $   637.3
    Insurance premiums and contract charges earned....      577.8         542.7           502.7         485.4        472.4
    Net investment income.............................      191.7         198.9           198.6         198.4        185.3
    Net investment income, after tax..................      128.3         132.6           132.4         132.2        124.9
    Realized investment gains (losses)................        9.9           5.3             2.5           8.6         (0.9)
    Total revenues....................................      779.4         746.9           703.8         692.4        656.8
    Amortization of intangible assets(1)..............        6.9          10.7            11.2          11.7         12.6
    Interest expense..................................        9.5           9.4            10.5          11.6          9.5
    Income from continuing operations before income taxes   116.8         119.6           100.6         103.6         86.2
    Income from continuing operations.................       85.3          87.1            73.8          75.2         64.6
    Discontinued operations(2)........................          -          (3.5)           (9.2)         (1.2)           -
    Income before extraordinary item..................       85.3          83.6            64.6          74.0         64.6
    Extraordinary item(3).............................          -             -               -             -         (1.7)
    Net income........................................       85.3          83.6            64.6          74.0         62.9
    Operating income(4)...............................       78.9          83.6            73.1          70.9         65.2
    Ratio of earnings to fixed charges(5).............       13.3x         13.7x           10.6x          9.9x        10.1x

Per Share Data(6):
    Basic:
       Operating income(4)............................  $    1.82    $     1.82       $    1.56    $     1.42    $    1.13
       Realized investment gains (losses), after tax..       0.15          0.08            0.03          0.11        (0.01)
       Income from continuing operations..............       1.97          1.90            1.57          1.50         1.12
       Discontinued operations(2).....................          -         (0.08)          (0.19)        (0.02)       (0.01)
       Income before extraordinary item...............       1.97          1.82            1.38          1.48         1.11
       Net income.....................................       1.97          1.82            1.38          1.48         1.09
    Diluted:
       Operating income(4)............................  $    1.80    $     1.80       $    1.54    $     1.33    $    1.08
       Realized investment gains (losses), after tax..       0.15          0.07            0.03          0.10        (0.01)
       Income from continuing operations..............       1.95          1.87            1.55          1.41         1.07
       Discontinued operations(2).....................          -         (0.07)          (0.19)        (0.02)           -
       Income before extraordinary item...............       1.95          1.80            1.36          1.39         1.07
       Net income.....................................       1.95          1.80            1.36          1.39         1.04
    Shares of Common Stock-weighted average:
       Basic..........................................       43.2          45.8            47.0          50.1         57.9
       Diluted........................................       43.8          46.5            47.6          56.3         64.1
    Cash dividends....................................  $  0.3325    $   0.2825       $    0.22    $     0.18    $   0.145

Balance Sheet Data, at Year End:
    Total investments.................................  $ 2,840.8    $  2,769.0       $ 2,784.3    $  2,798.5    $ 2,533.4
    Total assets......................................    4,395.5       4,131.9         3,861.0       3,662.3      3,285.5
    Short-term debt...................................       50.0          42.0            34.0          75.0            -
    Long-term debt....................................       99.6          99.6            99.6         100.0        100.0
    Total shareholders' equity........................      496.6         506.0           484.4         470.2        412.0
    Book value per share(7)...........................      11.80    $    11.43       $   10.25    $    10.05    $    7.11

                                                                                                   (continued on next page)

                                                                               Year Ended December 31,
                                                         -----------------------------------------------------------------
                                                           1998          1997            1996          1995         1994
                                                         --------      --------        --------      --------     --------
                                                                      (Dollars in millions, except per share data)
Segment Information:
    Insurance premiums written and contract deposits
       Property and casualty..........................   $  487.8      $  458.0        $  427.1      $  405.8     $  398.8
       Annuity........................................      223.3         199.2           166.9         142.9        136.6
       Life...........................................      116.7         114.1           110.8         105.3        101.9
          Total.......................................      827.8         771.3           704.8         654.0        637.3
    Operating income(4)
       Property and casualty..........................   $   53.2      $   61.4        $   54.0      $   56.4     $   52.6
       Annuity........................................       23.1          19.3            16.3          14.8         14.2
       Life...........................................       12.4          12.9            12.1          10.4          7.7
       Corporate and other, including interest expense       (9.8)        (10.0)           (9.3)        (10.7)        (9.3)
          Total.......................................       78.9          83.6            73.1          70.9         65.2

Statutory Operating Data(8):
    Property and casualty:
       Loss and loss adjustment expense ratio........        74.4%         71.7%           74.1%         73.5%        73.8%
       Expense ratio.................................        19.3%         19.4%           19.4%         19.8%        19.8%
       Combined loss and expense ratio(9)............        93.6%         91.1%           93.5%         93.3%        93.7%
       Industry average combined loss
          and expense ratio(10)......................       105.0%        101.6%          105.8%        106.5%       108.5%
       Personal lines industry segment average
          combined loss and expense ratio(10)........       103.5%         99.8%          104.9%        103.5%       104.5%
    Annuity accumulated value on deposit.............    $2,475.5      $2,314.2        $2,075.5      $1,866.0     $1,673.2
    Life insurance in force..........................    $ 11,799      $ 11,188        $ 10,645      $ 10,235     $  9,707
    Adjusted capital and surplus of insurance
       subsidiaries (includes investment reserves)(11)   $  379.8      $  372.3        $  404.6      $  389.8     $  358.3

-------------
(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of Allegiance.
(2) In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business and during 1997 the Company accelerated the withdrawal. Group medical results net of taxes are reported separately as discontinued operations and 1997 and 1996 include additional after tax charges of $3.5 million, or $0.07 per diluted share, and $3.9 million, or $0.08 per diluted share, respectively, for estimated losses during the phase-out period.
(3) The extraordinary item for the year ended December 31, 1994 represents a non-recurring loss from early retirement of debt and is net of tax benefits.
(4) Income from continuing operations before the after tax impact of realized investment gains and losses, debt retirement costs, cost of the additional rights relating to the 1995 share repurchase, discontinued operations, and extraordinary items.
(5) For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before income taxes and interest expense (including amortization of debt issuance cost), and "fixed charges" consist of interest expense (including amortization of debt issuance cost).
(6) Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to outstanding warrants, common stock options, Director Stock Plan units and Employee Stock Plan units, and prior to their early retirement in February 1996, the convertible notes were considered potentially dilutive securities for purposes of calculating diluted earnings per share.
(7) Due to the adoption by the Company on January 1, 1994 of Financial Accounting Standard No. 115 ("FAS 115"), total shareholders' equity included an increase, net of taxes, of $57.3 million, $62.2 million , $29.7 million and $76.2 million at December 31, 1998, 1997, 1996 and 1995, respectively, and a reduction, net of tax benefits, of $70.9 million at December 31, 1994. Excluding the FAS 115 market value accounting for investments, book value per share was $10.44, $10.03, $9.62, $8.42 and $8.34 at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.
(8) Statutory data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices and filed with insurance regulatory authorities.
(9) Property and casualty combined loss and expense ratio includes policyholder dividends.
(10) Source: Best's Aggregates and Averages (1995 through 1998 Eds.). The industry averages for the year ended December 31, 1998 are from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 1999, published by A.M. Best.
(11) Investment reserves were the Asset Valuation Reserves.

General

       The Company markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. The following table sets forth by segment the amount of insurance premiums written and contract deposits for the Company for the periods indicated.

                Insurance Premiums Written and Contract Deposits
                             (Dollars in millions)

                                                                               Year Ended December 31,
                                                                 ---------------------------------------------------
                                                                     1998               1997               1996
                                                                 --------------     -------------     --------------
       Property and casualty.................................    $487.8   58.9%     $458.0  59.4%     $427.1   60.6%
       Annuity...............................................     223.3   27.0       199.2  25.8       166.9   23.7
       Life..................................................     116.7   14.1       114.1  14.8       110.8   15.7
                                                                 ------  -----      ------ -----      ------  -----
          Total..............................................    $827.8  100.0%     $771.3 100.0%     $704.8  100.0%
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

       The U.S. Department of Education projects a net 2% annual increase in the number of public school teachers through the year 2007. In addition, recent federal programs to reduce class size and add additional teachers countrywide will further increase this growth rate. This represents additional opportunities for the Company, since it is expected that the growth rate will represent a 10% or more annual increase in new teachers offset by 8% leaving or retiring from teaching. In addition to changes in the number of teachers that may result from growth in the general population and changes in the number of school age children, the Company believes that turnover among the teacher population increases the size of its target market. New teachers and educational support personnel are solicited by the Company's agents and the Company attempts to retain customers who have retired or left the teaching profession. Customers of the Company typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs.

    Exclusive Agency Force

       A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time agents who are employees of the Company. As of December 31, 1998, the Company employed 1,128 full-time agents. Many of these agents were previously teachers or other members of the education profession. The Company's agents market and write the full range of the Company's products. They are under contract to market and write only those products authorized by the Company.

       The Company's service commitment to its policyholders begins with personal contact at the point of sale between the Company's agents and potential policyholders. In addition, the Company's agents often have direct access to school premises, placing them in a position to write and service individual insurance business. Management believes that Horace Mann's name recognition and policyholder loyalties lead to new customers and cross selling of additional insurance products.

       The Company's agents pre-underwrite policy applicants. The Company structures its agent compensation to provide incentives for agents to adhere to the Company's underwriting standards and practices and business growth plans. Agent compensation after an initial two-year period is comprised entirely of commissions and incentive bonuses based on profitability of insurance written, retention of customers and sales. In 1998, incentive bonuses represented 26% of compensation for agents having more than two years of experience with more than 90% of the bonuses based on profitability. The profitability related portion of agent compensation is based on loss ratios in the case of property and casualty policies, where permitted by law, and persistency in the case of life policies. Management believes that this compensation structure, which rewards the individual agent's selection of profitable business, helps to produce profitable business.

    Alternate Distribution Program

       The Company has established an alternate distribution marketing program to develop new sales channels that supplement and complement the exclusive agency force. As of December 31, 1998, the Company had established relationships with 106 educator credit unions in 35 states. At some of those credit unions, a salaried representative of the Company is available to meet with prospective customers, while other of those credit unions refer their members to the Company for their insurance needs.

    Geographic Composition of Business

       The Company's business is geographically diversified. Based on direct insurance premiums earned and contract deposits for all continuing product lines for the year ended December 31, 1998, the top five states and their portion of total premium were North Carolina, 7.8%; Texas, 6.6%; Illinois, 5.9%; Minnesota, 4.9%; and Massachusetts, 4.9%.

       HMEC's property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 1998:

                  Property and Casualty Segment Top Ten States
                             (Dollars in millions)

                                                         Property and Casualty
                                                                 Segment
                                                      --------------------------
                                                        Direct            Percent
       State                                          Premiums(1)        of Total
       -------                                        -----------        --------
       Texas  ......................................    $ 36.1              7.5%
       North Carolina...............................      35.4              7.4
       California...................................      32.3              6.7
       Massachusetts................................      31.1              6.5
       Minnesota....................................      30.0              6.2
       Florida......................................      27.0              5.6
       Pennsylvania.................................      23.0              4.8
       Michigan.....................................      21.5              4.5
       South Carolina...............................      21.3              4.4
       Georgia......................................      16.3              3.4
                                                        ------            -----
          Total of top ten states...................     274.0             57.0
       All other areas..............................     206.4             43.0
                                                        ------            -----
          Total direct premiums.....................    $480.4            100.0%
                                                        ======            =====

-------------
(1) Defined as earned premiums before reinsurance and is determined under statutory accounting practices.

       HMEC's principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 1998:

               Combined Life and Annuity Segments Top Ten States
                             (Dollars in millions)

                                                      Direct Premiums and     Percent
       State                                         Contract Deposits(1)    of Total
       -------                                       --------------------    --------
       Illinois.....................................        $ 34.3             10.4%
       North Carolina...............................          28.3              8.6
       Virginia.....................................          18.7              5.6
       Texas........................................          17.4              5.3
       Tennessee....................................          17.1              5.2
       Indiana......................................          14.5              4.4
       Wisconsin....................................          10.8              3.3
       South Carolina...............................          10.1              3.0
       Minnesota....................................          10.1              3.0
       Louisiana....................................          10.1              3.0
                                                            ------            -----
          Total of top ten states...................         171.4             51.8
       All other areas..............................         159.4             48.2
                                                            ------            -----
          Total direct premiums.....................        $330.8            100.0%
                                                            ======            =====

-------------
(1) Excludes discontinued group medical business and is determined under statutory accounting practices.

    National, State and Local Education Associations

       The Company estimates that less than half of its policyholders are members of the National Education Association ("NEA"), the nation's largest confederation of state and local teachers' associations. NEA has approximately
2.4 million members.

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

       From 1984 to September 1993 and beginning again in September 1996, NEA purchased from the Company educator professional liability insurance for its members. NEA has committed to purchase this insurance from the Company through August 2002. Premium from this product represents less than 2% of all insurance premiums written and contract deposits of the Company. Between September 1993 and September 1996, the Company did not write this policy.

       It is the practice of NEA and affiliated state and local education associations to "sponsor" various insurance products and services, including those of the Company and its competitors. "Sponsorship" is generally determined independently by each of these organizations. Being "sponsored" generally means that NEA and such state and local associations evaluate a product, authorize the use of their names in connection with the marketing of the product and, in some instances, recommend that their membership consider buying the product. From time to time during the past 30 years, NEA has sponsored various Company products and currently sponsors the Company's homeowners policy, which was co-sponsored by 40 NEA-affiliated state associations as of December 31, 1998. Since 1988, the Company's homeowners policy was the only product of the Company that was sponsored by NEA (exclusive of the educator professional liability insurance policy purchased by NEA as described above). NEA-affiliated education associations in 40 states sponsor products of the Company other than homeowners. NEA-affiliated education associations in 46 states sponsor one or more of the Company's products. In many cases, associations that sponsor one of the Company's products also sponsor competing products. The Company does not pay NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for advertising that appears in NEA and state education association publications.

       Some of the advantages of education association sponsorship include prestige and enhanced brand awareness, increased opportunity for the Company's agents to market products on school premises, and improved agent recruiting, especially among former teachers. The Company's customers decide whether to purchase the Company's products for a number of reasons, including pricing and service of the product and the customer's relationship with the selling agent -- education association sponsorship may be one factor in such a decision.

Property and Casualty

       The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 1998 represented 46% of the Company's total insurance premiums written and contract deposits and 78% of property and casualty net written premiums. Homeowners insurance represented 12% of the Company's total insurance premiums written and contract deposits and 21% of property and casualty premiums. The educator professional liability insurance represented the remaining 1% of the Company's property and casualty premiums. As of December 31, 1998, the Company had approximately 592,000 voluntary automobile policies in force with annual premiums of approximately $404 million and approximately 267,000 homeowners policies in force with annual premiums of approximately $105 million. Voluntary automobile policies exclude those policies described in "Business - Regulation - Mandatory Insurance Facilities" and assigned risk policies. See "Business - Corporate Strategy and Marketing - National, State and Local Education Associations."

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

                         Property and Casualty Segment
                   Selected Historical Financial Information
                             (Dollars in millions)

                                                                        Year Ended December 31,
                                                                    -------------------------------
                                                                     1998        1997         1996
                                                                    ------      ------       ------
       Statement of Operations Data:
          Insurance premiums written...........................     $487.8      $458.0       $427.1
          Insurance premiums earned............................      476.4       447.2        413.2
          Net investment income................................       38.9        41.7         46.4
          Operating income before income taxes.................       66.5        78.7         70.4
          Operating income.....................................       53.2        61.4         54.0
          Net investment income, after tax.....................       29.0        30.4         33.5
          Catastrophe losses, after tax........................       18.5         4.0         13.6

       Statutory Operating Statistics:
          Loss and loss adjustment expense ratio...............       74.4%       71.7%        74.1%
          Expense ratio........................................       19.3%       19.4%        19.4%
          Combined loss and expense ratio
              (including policyholder dividends)...............       93.6%       91.1%        93.5%
          Combined loss and expense ratio before
              catastrophes (including policyholder dividends)..       87.7%       89.7%        88.5%

       GAAP Operating Statistics:
          Loss and loss adjustment expense ratio...............       74.4%       71.7%        74.1%
          Expense ratio........................................       19.3%       19.6%        19.8%
          Combined loss and expense ratio
              (including policyholder dividends)...............       93.7%       91.3%        93.9%
          Combined loss and expense ratio before
              catastrophes (including policyholder dividends)..       87.8%       89.9%        88.9%

       Automobile and Homeowners (Voluntary):
          Insurance premiums written...........................     $459.0      $431.0       $400.0
          Insurance premiums earned............................      449.9       421.5        390.0
          Policies in force (in thousands).....................        859         837          786

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

            Property and Casualty Combined Loss and Expense Ratio(1)

                                                                                                Property and
                                                                The        Personal Lines        Casualty
                                                             Company(2)   Industry Segment(3)    Industry(3)
       Year Ended December 31,                               ----------   -------------------   ------------
          1998........................................          93.6%            103.5%             105.0%
          1997........................................          91.1              99.8              101.6
          1996........................................          93.5             104.9              105.8
          1995........................................          93.3             103.5              106.5
          1994........................................          93.7             104.5              108.5
          1993........................................          93.3             103.9              106.9
          1992........................................          97.1             112.5              115.8
          1991........................................          98.4             107.1              108.8
          1990........................................         101.8             109.8              109.6
          1989........................................         106.9             109.9              109.2

-------------
(1) Combined loss and expense ratio includes policyholder dividends and is determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1989 through 1993.
(3) Source: Best's Aggregates and Averages (1990 through 1998 Eds.). 1998 is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 1999, published by A.M. Best.

       Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 1998 were as follows:

                               Catastrophe Costs
                             (Dollars in millions)

                                                                        Property and
                                                            The           Casualty
                                                         Company(1)      Industry(2)
                                                         ----------     -------------
       Year Ended December 31,
          1998........................................     $28.4        $  9,175.0
          1997........................................       6.2           2,560.0
          1996........................................      20.9           7,375.0
          1995........................................      13.9           7,425.0
          1994........................................      17.0          17,030.0
          1993........................................       8.5           5,705.0
          1992........................................      13.3          22,870.0
          1991........................................      10.3           4,698.0
          1990........................................       5.8           2,560.0
          1989........................................      12.2           7,371.0

-------------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company's individually significant catastrophe losses net of reinsurance were as follows:
        1998 - $7.9 million, May Minnesota hailstorm; $2.9 million, May Upper
               Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
        1997 - $1.4 million, July wind/hail/tornadoes; $1.1 million, Denver,
               Colorado hailstorm.
        1996 - $8.2 million, Hurricane Fran.
        1995 - $2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane
               Opal.
        1994 - $6.0 million, Northridge, California earthquake.
        1993 - $2.2 million, East Coast blizzard.
        1992 - $1.9 million, Hurricane Andrew.
        1991 - $1.0 million, Hurricane Bob.
        1990 - $2.8 million, Denver, Colorado hailstorm.
        1989 - $4.0 million, Hurricane Hugo.
(2) Source: Insurance Trends, Property - Casualty Edition, First Quarter 1999, published by Conning & Company. These amounts are before reinsurance and federal income tax benefits and exclude all loss adjustment expenses.

       During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1998 was 19.3%, well within the lowest 20% of expense ratios of the 100 largest property and casualty groups, based on A.M. Best's reports.

       The table below compares the Company's expense ratios with published industry averages.

                     Property and Casualty Expense Ratio(1)

                                                                                        Property and
                                                       The          Personal Lines        Casualty
                                                    Company(2)    Industry Segment(3)    Industry(3)
                                                    ----------    -------------------   -------------
       Year ended December 31,
          1998...................................     19.3%              25.0%               27.3%
          1997...................................     19.4               24.3                27.1
          1996...................................     19.4               23.4                26.4
          1995...................................     19.8               23.7                26.3
          1994...................................     19.8               23.5                26.0
          1993...................................     19.6               23.9                26.2
          1992...................................     19.6               24.4                26.6
          1991...................................     19.8               24.7                26.4
          1990...................................     19.1               24.3                26.0
          1989...................................     19.0               24.5                26.0

-------------
(1) Determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1989 through 1993.
(3) Source: Best's Aggregates and Averages (1990 through 1998 Eds.). The 1998 personal lines result is an estimate from A.M. Best. The 1998 total industry result is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 1999, published by A.M. Best.

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

       Due to the inherent uncertainty in estimating reserves for claims and claims expenses, there can be no assurance that ultimate liabilities will not exceed amounts reserved, with a resulting adverse effect on the Company. Management believes that the Company's overall reserve levels at December 31, 1998 are adequate to meet its future obligations.

       The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claims expense reserve, displayed individually for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances are reflected in the Consolidated Balance Sheets also listed on page F-1 of this report.

  Reconciliation of Property and Casualty Claims and Claims Expenses Reserves
                             (Dollars In millions)

                                                                                     Year Ended December 31,
                                                                          ---------------------------------------------
                                                                            1998              1997               1996
                                                                          --------          --------           --------
       Gross reserves, beginning of year...........................         $310.6            $340.4             $369.7
          Less reinsurance recoverables............................           41.3              34.1               23.8
                                                                           -------           -------            -------
       Net reserves, beginning of year.............................          269.3             306.3              345.9
                                                                           -------           -------            -------
       Incurred claims and claims expense:
          Claims occurring in the current year.....................          379.6             365.9              368.6
          Decrease in estimated reserves for claims
              occurring in prior years(1):
                 Policies written by the Company...................          (23.9)            (40.2)             (56.4)
                 Business assumed from state reinsurance facilities           (1.0)             (4.9)              (6.1)
                                                                           -------           -------            -------
                    Total decrease.................................          (24.9)            (45.1)             (62.5)
                                                                           -------           -------            -------
                 Total claims and claims expenses incurred.........          354.7             320.8              306.1
                                                                           -------           -------            -------
       Claims and claims expense payments for claims occurring during:
          Current year.............................................          239.0             209.2              206.4
          Prior years..............................................          142.0             148.6              139.3
                                                                           -------           -------            -------
                 Claims and claims expense payments................          381.0             357.8              345.7
                                                                           -------           -------            -------
       Net reserves, end of period.................................          243.0             269.3              306.3
          Plus reinsurance recoverables............................           55.9              41.3               34.1
                                                                           -------           -------            -------
       Gross reserves, end of period(2)............................         $298.9            $310.6             $340.4
                                                                           =======           =======            =======

-------------
(1) Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.
(2) Unpaid claims and claim expenses as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $8.5 million, $11.7 million and $17.2 million at December 31, 1998, 1997 and 1996 , respectively, in addition to property and casualty reserves.

       The provision for claims and claims expenses for insured events in prior years decreased by $24.9, $45.1 million and $62.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The favorable claim development results primarily from improving trends in the frequency and severity of voluntary automobile claims. Future reserve releases, if any, will depend on the continuation of the favorable claim trends.

       The year-end 1998 gross reserves of $298.9 million for property and casualty insurance claims and claims expenses, as determined under GAAP, were $55.9 million more than the reserve balance of $243.0 million recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third parties totaling $55.9 million that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting.

       The decline in reserves during 1998 reflects favorable reserve development resulting from improving trends in the frequency and severity of voluntary automobile claims. Other factors have contributed to the decline in reserves, including the Company's focus on containing the average claim cost for automobile liability claims and a reduction in reserves from state insurance facilities for involuntary automobile business.

       Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

                        Impact of Catastrophe Losses(1)
                             (Dollars in millions)

                                                                                     Year Ended December 31,
                                                                          --------------------------------------------
                                                                            1998               1997             1996
                                                                          --------           --------         --------
       Claims and claims expense incurred..........................         $354.7            $320.8           $306.1
       Amount attributable to catastrophes.........................           28.0               6.2             20.4
                                                                            ------            ------           ------
          Excluding catastrophes...................................         $326.7            $314.6           $285.7
                                                                            ======            ======           ======

       Claims and claims expense payments..........................         $381.0            $357.8           $345.7
       Amount attributable to catastrophes.........................           25.2               5.7             21.0
                                                                            ------            ------           ------
          Excluding catastrophes...................................         $355.8            $352.1           $324.7
                                                                            ======            ======           ======

-------------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

    Analysis of Claims and Claims Expense Reserves

       The claim reserve development table below illustrates the change over time of the net reserves established for property and casualty insurance claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company's expanded awareness of additional facts and circumstances that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

       In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 1997 to be $150 thousand was first reserved in 1988 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1988 - 1996 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

                             Property and Casualty
                 Claims and Claims Expense Reserve Development
                             (Dollars in millions)

                                                               December 31,
                                           ---------------------------------------------------
                                            1988     1989     1990     1991     1992     1993
                                            ----     ----     ----     ----     ----     ----
Gross reserves for property and casualty
   claims and claims expenses,
   beginning of year................       $307.2   $320.9   $319.4   $331.5   $358.2   $373.5
Deduct:  Reinsurance recoverables...         29.4     46.9     20.9     14.8     17.7     21.6
                                           ------   ------   ------   ------   ------   ------
Net reserves for property and casualty
   claims and claims expenses,
   beginning of year................        277.8    274.0    298.5    316.7    340.5    351.9
Increase in reserves due to purchase of
   Allegiance Insurance Company:
     Gross reserves for property
       and casualty claims and
       claims expenses..............            -        -        -        -        -     30.6
   Deduct:  Reinsurance recoverables            -        -        -        -        -      0.6
                                           ------   ------   ------   ------   ------   ------
   Net reserves for property and casualty
     claims and claims expenses...              -        -        -        -        -     30.0
Paid cumulative as of:
   One year later...................        120.2    115.0    111.3    116.1    117.6    133.4
   Two years later..................        175.9    163.9    167.4    170.0    169.6    190.5
   Three years later................        204.3    192.6    197.1    197.2    197.8    218.4
   Four years later.................        220.1    208.2    212.9    212.1    213.6    234.1
   Five years later.................        227.7    216.4    220.7    220.5    222.6    241.0
   Six years later..................        232.2    219.3    225.3    224.8    226.0
   Seven years later................        234.0    221.7    228.2    227.1
   Eight years later................        235.5    223.2    229.5
   Nine years later.................        236.6    224.1
   Ten years later..................        237.3
Reserves reestimated as of:
   End of year......................        277.8    274.0    298.5    316.7    340.5    381.9
   One year later...................        275.6    265.9    279.9    297.3    306.1    327.6
   Two years later..................        269.2    254.5    266.7    272.1    267.7    281.9
   Three years later................        259.0    239.4    246.7    246.8    246.4    258.1
   Four years later.................        243.0    233.2    236.5    235.2    233.3    249.3
   Five years later.................        239.7    227.8    232.4    229.8    229.7    247.4
   Six years later..................        239.3    225.4    230.8    230.1    230.0
   Seven years later................        237.4    224.9    231.1    230.1
   Eight years later................        237.5    225.2    231.7
   Nine years later.................        238.1    225.7
   Ten years later..................        238.6
Reserve redundancy - Initial net
 reserves in excess of
 reestimated reserves:
     Amount.........................       $ 39.2   $ 48.3   $ 66.8   $ 86.6   $110.5   $134.5
     Percent........................         14.1%    17.6%    22.4%    27.3%    32.5%    35.2%

Gross reestimated liability - latest
Reestimated reinsurance recoverables -
   latest...........................

Net reestimated liability - latest..
Gross cumulative excess.............

                                                            December 31,
                                           -----------------------------------------
                                            1994     1995     1996     1997     1998
                                            ----     ----     ----     ----     ----
Gross reserves for property and casualty
   claims and claims expenses,
   beginning of year................       $389.1   $369.7   $340.4   $310.6   $298.9
Deduct:  Reinsurance recoverables...         19.5     23.8     34.1     41.3     55.9
                                           ------   ------   ------   ------   ------
Net reserves for property and casualty
   claims and claims expenses,
   beginning of year................        369.6    345.9    306.3    269.3    243.0
Increase in reserves due to purchase of
   Allegiance Insurance Company:
     Gross reserves for property
       and casualty claims and
       claims expenses..............            -        -        -        -        -
   Deduct:  Reinsurance recoverables            -        -        -        -        -
                                           ------   ------   ------   ------   ------
   Net reserves for property and casualty
     claims and claims expenses...              -        -        -        -        -
Paid cumulative as of:
   One year later...................        140.8    139.3    148.6    142.0
   Two years later..................        194.5    195.3    202.1
   Three years later................        224.2    223.0
   Four years later.................        237.9
   Five years later.................
   Six years later..................
   Seven years later................
   Eight years later................
   Nine years later.................
   Ten years later..................
Reserves reestimated as of:
   End of year......................        369.6    345.9    306.3    269.3    243.0
   One year later...................        314.0    283.4    261.2    244.4
   Two years later..................        269.2    249.6    250.2
   Three years later................        251.4    245.8
   Four years later.................        248.9
   Five years later.................
   Six years later..................
   Seven years later................
   Eight years later................
   Nine years later.................
   Ten years later..................
Reserve redundancy - Initial net
 reserves in excess of
 reestimated reserves:
     Amount.........................       $120.7   $100.1   $ 56.1   $ 24.9
     Percent........................         32.7%    28.9%    18.3%     9.2%

Gross reestimated liability - latest                $276.2   $288.8   $286.9
Reestimated reinsurance recoverables -
   latest...........................                  30.4     38.6     42.5
                                                    ------   ------   ------
Net reestimated liability - latest..                 245.8    250.2    244.4
Gross cumulative excess.............                $ 93.5   $ 51.6   $ 23.7
                                                    ======   ======   ======

       As the table above illustrates, the Company's net reserve for property and casualty insurance claims and claims expense at the end of 1997 developed favorably in 1998 by $24.9 million, comparable to favorable development of the gross reserves of $23.7 million.

    Property and Casualty Reinsurance

       All reinsurance is obtained through contracts which generally are renewed each calendar year; however, the catastrophe, liability and property reinsurance program effective January 1, 1999, excluding reinsurance for the educator professional liability policy, is a three year contract with rate guarantees. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant due to the Company's emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 1998 were also insignificant.

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

       The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 1998 and 1999. This program is augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. For liability coverages, in both 1998 and 1999, including the educator professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. The Company also reinsures each property loss above a retention of $500,000 up to $2.5 million in 1999 compared to $500,000 up to $1.5 million for 1998.

       The following table identifies the Company's most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company's aggregate reinsured coverage and their rating by Standard & Poor's Corporation ("S&P" or "Standard & Poor's") and A.M. Best. No other single reinsurer's percentage participation in 1999 or 1998 exceeds 5%.

         Property Catastrophe Reinsurance Participants In Excess of 5%

                                                                                                              Participation
      S&P           A.M. Best                                                                                 -------------
    Rating           Rating                      Reinsurer                          Parent                    1999     1998
  ----------      ------------                   ---------                          ------                    ----     ----
     AA-              A+                AXA Reinsurance Company            AXA Group                            11%     13%
     AAA              A+                St. Paul Fire and Marine
                                          Insurance Company                The St. Paul Companies, Inc.         11%     10%
     AA               A++               Erie Insurance Exchange                                                  9%      5%
     AAA              A++               American Re-insurance Company      Muenchener Rueckversicherungs-
                                                                             Gesellschaft AG (Munich Re)
                                                                             of Germany                          6%      6%
     AA-              A+                NAC Reinsurance Corporation        NAC Re Corporation                    6%    ***
     A+               A                 Continental Casualty Company*      Loews Corporation                     6%    ***
     A+               A                 Lloyd's of London Syndicates**                                           5%     16%
     AA+              A+                Hannover Ruckversicherungs AG      HDI Haftpflicht-verband
                                                                             der Deutschen Industrie VaG         5%    ***

-------------

* Includes 1 percentage point from CNA Reinsurance Company Ltd. of London, England.
** For 1999, the 5% participation by Lloyd's of London in the Company's catastrophe reinsurance program is disbursed among 4 syndicates, each providing less than 5% of the Company's aggregate reinsured catastrophe risk.
***   Less than 5%.

       For 1999, all of the Company's property catastrophe reinsurers were rated "A- (Excellent)" or above by A.M. Best or "A+" or above by S&P.

Annuities

       Educators in the Company's target market, as public school employees, benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company has offered tax-qualified annuities to its marketplace, designed to allow contractholders to benefit from these tax provisions, since 1961, the year Congress created this option for educators. In 1998, annuities represented 27% of the Company's total insurance premiums written and contract deposits.

       The Company sells fixed and variable tax-qualified annuities primarily under its combination contract which allows the contractholder to allocate funds to both fixed and variable alternatives. The features of the Company's combination fixed/variable annuity contract contribute to business retention. Contractholders can change at any time their allocation of deposits between a guaranteed interest rate fixed account and seven mutual fund investment options.

       The seven mutual fund options, each managed by the Company are: a common stock fund, a bond fund, a combination bond and stock fund, and a short-term fund; and beginning in 1997 --a small cap growth fund, an international equity fund, and a socially responsible fund. Both the principal and a rate of return are guaranteed under the fixed account option. Total accumulated fixed and variable annuity cash value on deposit at December 31, 1998 of $2,475.5 million increased $161.3 million, or 7.0%, compared to December 31, 1997.

       For the year ended December 31, 1998, 93% of the accumulated cash value of the Company's annuity business remained on deposit, compared to average retention of 90% for stock life insurance companies for 1997, as reported by A.M. Best. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn, compared to an average of 48% of accumulated values subject to withdrawal penalties for stock life insurance companies for 1997, as reported by A.M. Best. For the Company, withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of the annuity. Tax-qualified annuities represented 94% of the Company's annuity policy reserves at December 31, 1998, and, generally, a penalty is imposed under the Internal Revenue Code of 1986, as amended, on amounts withdrawn from tax-qualified annuities prior to age 59 1/2.

    Selected Historical Financial Information For Annuity Segment

       The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                Annuity Segment
                   Selected Historical Financial Information
               (Dollars in millions, unless otherwise indicated)

                                                                                    Year Ended December 31,
                                                                           ----------------------------------------
                                                                            1998             1997             1996
                                                                           ------           ------           ------
       Statement of Operations Data:
          Contract deposits:
              Variable.............................................       $  138.6        $  112.2         $   82.4
              Fixed................................................           84.7            87.0             84.5
                 Total.............................................          223.3           199.2            166.9
          Contract charges earned..................................           15.6            12.6              9.2
          Net investment income....................................          107.7           113.1            111.4
          Net interest margin (without realized gains).............           35.7            36.6             34.7
          Net margin (includes contract charges earned)............           51.3            49.2             43.9
          Operating income before income taxes.....................           35.4            29.8             24.9
          Operating income.........................................           23.1            19.3             16.3

       Operating Statistics:
          Fixed annuity:
              Accumulated value....................................       $1,352.7        $1,354.5         $1,390.6
              Accumulated value persistency........................           92.8%           91.7%            93.9%
          Variable annuity accumulated value.......................       $1,122.8        $  959.7         $  684.9
          Number of contracts in force.............................        120,253         112,162          106,476
          Average accumulated cash value (in dollars)..............       $ 20,586        $ 20,633         $ 19,493
          Average annual deposit by contractholders (in dollars)...       $  2,416        $  2,485         $  2,382
          Maturity schedule for all annuity contracts:
              Matured..............................................       $  205.6        $  195.7         $  184.4
              5 years or less......................................          436.0           424.4            397.9
              After 5 years through 10 years.......................          550.3           489.6            408.9
              After 10 years through 20 years......................          831.1           793.9            732.8
              After 20 years.......................................          452.5           410.6            351.5
                 Total accumulated cash value......................       $2,475.5        $2,314.2         $2,075.5
          Annuity contracts terminated due to surrender,
              death, maturity or other:
                 Number of contracts ..............................          6,987           6,945            5,977
                 Amount............................................       $  224.8        $  168.2         $  133.2
          Accumulated fixed annuity value grouped by applicable surrender charge:
                 0%................................................       $  319.8        $  326.3         $  344.6
                 5% and greater but less than 10%..................          825.3           808.9            827.5
                 10% and greater...................................          120.6           137.5            141.2
                 Supplementary contracts with life contingencies
                    not subject to discretionary withdrawal........           87.0            81.8             77.3
                        Total accumulated fixed annuity value......       $1,352.7        $1,354.5         $1,390.6

Life

       The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 1984, the Company introduced "Experience Life," a flexible life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 1998 the Company had in force approximately 103,000 Experience Life policies representing approximately $6.8 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $75.1 million. The Company's traditional term, whole life and group life business in force consists of approximately 156,000 policies, representing approximately $5.0 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $29.0 million as of December 31, 1998. In 1997, the Company introduced a new series of five limited duration term life insurance products. In 1998, the Company introduced a new series of whole life products designed to provide products to serve the needs of customers who want limited life insurance coverage (as low as $10,000 death benefits) but who want the features of a whole life policy. The Company does not charge any penalty for withdrawal of life insurance cash values. In 1998, the life segment represented 14% of the Company's total insurance premiums written and contract deposits including approximately 1.5 percentage points attributable to the Company's group life and group disability income business.

       During 1998, the average face amount of ordinary life insurance policies issued by the Company was $104,925 and the average face amount of all ordinary life insurance policies it had in force at December 31, 1998 was $52,422. A.M. Best reported that during 1997, for stock life insurance companies, the average face amount of ordinary life insurance policies issued was $86,722 and the average face amount of all ordinary life insurance policies in force was $48,587. Because certain of the Company's life insurance products combine elements of insurance that are reported in the industry as separate policies, the Company's per policy statistics appear higher than the industry. However, on a comparable basis, the Company's average face amount of ordinary life insurance issued in 1998 and in force at the end of the year are lower than industry averages.

       The maximum life insurance risk retained by the Company is $200,000 combined for group and individual coverages on any individual life. Any risk in excess of $200,000 is reinsured. All of the Company's life reinsurers are rated "A (Excellent)" or above by A.M. Best.

       The life insurance and annuity industry, while it has not generally been subject to the factors that produce cyclicality in the property and casualty insurance industry, is nonetheless subject to competitive pressures and interest rate fluctuations. As a result, the life insurance and annuity industry has developed new products designed to shift investment and credit risk to policy or contractholders while still providing death benefits. This trend has generally caused profit margins to shrink on new products relative to older life insurance and annuity products and has provided more competitive returns to the holders of the new products than those available under other investment alternatives. Management cannot predict whether these trends will continue in the future.

    Selected Historical Financial Information For Life Segment

       The following table sets forth certain information with respect to the Company's life products for the periods indicated.

                                  Life Segment
                   Selected Historical Financial Information
               (Dollars in millions, unless otherwise indicated)

                                                                                   Year Ended December 31,
                                                                          ------------------------------------------
                                                                            1998             1997             1996
                                                                          --------         --------         --------
       Statement of Operations Data:
          Insurance premiums and contract deposits.................       $  116.7         $  114.1         $  110.8
          Insurance premiums and contract charges earned...........           85.8             82.9             80.3
          Net investment income ...................................           45.4             43.7             41.7
          Operating income before income taxes.....................           19.0             19.9             18.4
          Operating income.........................................           12.4             12.9             12.1

       Operating Statistics:
          Life insurance in force:
              Ordinary life........................................       $ 10,573         $ 10,241         $  9,682
              Group life...........................................          1,226              947              963
                 Total.............................................         11,799           11,188           10,645
          Number of policies in force:
              Ordinary life........................................        201,689          200,811          199,031
              Group life...........................................         57,010           51,895           55,525
                 Total.............................................        258,699          252,706          254,556
          Average face amount in force (in dollars):
              Ordinary life........................................       $ 52,422         $ 50,998         $ 48,650
              Group life...........................................         21,505           18,248           17,350
                 Total.............................................         45,609           44,273           41,800
          Persistency rate (ordinary life insurance in force)......           92.8%            93.0%            92.0%
          Lapse ratio (ordinary life insurance in force)...........            7.2%             7.0%             8.0%
          Ordinary life insurance terminated due to death,
             surrender, lapse or other:
                 Face amount of insurance surrendered or lapsed....       $  888.2         $  771.4         $  862.1
                    Number of policies.............................          9,396            9,571            9,660
                 Amount of death claims............................       $   26.5         $   22.0         $   22.4
                    Number of death claims.........................          1,300            1,274            1,305

Investments

       The Company's investments are selected to balance the objectives of minimizing interest rate exposure, providing a high current yield and protecting principal. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded bonds. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as an adjustment to the valuation reserve and a new cost basis is established. At December 31, 1998, investments in non-investment grade securities represented 6.4% of total investments. There are no significant investments in mortgage loans and real estate or privately placed securities.

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

       The following table sets forth the carrying and market values of the Company's investment portfolio as of December 31, 1998:

                              Investment Portfolio
                             (Dollars in millions)

                                                        Percentage                Carrying Value
                                                         of Total      ------------------------------------
                                                         Carrying                  Life and    Property and   Amortized
                                                           Value       Total       Annuity       Casualty       Cost
                                                        ----------     -----       --------    ------------   ---------
       Publicly Traded Fixed Maturity Securities
          and Cash Equivalents:
              U.S. government and agency obligations(1):
                 Mortgage-backed securities..........      17.9%      $  507.5      $  439.8       $ 67.7     $  489.8
                 Other...............................       7.0          199.0         183.5         15.5        192.2
              Investment grade corporate and public
                 utility bonds.......................      36.7        1,040.9         937.1        103.8        991.8
              Municipal bonds........................      11.2          319.1          40.2        278.9        301.8
              Other mortgage-backed securities.......      13.1          373.1         344.6         28.5        365.5
              Non-investment grade corporate and public
                 utility bonds(2)....................       6.4          180.5         115.7         64.8        182.8
              Foreign government bonds...............       0.8           23.9          23.9           -          21.8
              Short-term investments(3)..............       0.7           20.9          16.6          4.3         20.9
              Short-term investments, loaned
                 securities collateral(4)............       3.1           87.4          87.2          0.2         87.4
                                                          -----       --------      --------       ------     --------
                    Total publicly traded securities.      96.9        2,752.3       2,188.6        563.7      2,654.0
                                                          -----       --------      --------       ------     --------
       Other Investments:
          Private placements, all investment grade(5)       0.3            7.4           7.3          0.1          6.8
          Mortgage loans and real estate(6)..........       0.9           26.2          26.2           -          26.2
          Policy loans and other.....................       1.9           54.9          54.2          0.7         54.9
                                                          -----       --------      --------       ------     --------
                    Total other investments..........       3.1           88.5          87.7          0.8         87.9
                                                          -----       --------      --------       ------     --------
                    Total investments(7).............     100.0%      $2,840.8      $2,276.3       $564.5     $2,741.9
                                                          =====       ========      ========       ======     ========

-------------
(1) Includes $283.4 million market value of investments guaranteed by the full faith and credit of the United States government and $423.1 million market value of federally sponsored agency securities.
(2) A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor's Corporation ("Standard & Poor's" or "S&P") rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. ("Moody's") rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners (the "NAIC") rating for such security.
(3) Short-term investments mature within one year of being acquired and are carried at cost, which approximates market value. Short-term investments include $20.8 million in a money market fund rated "AAA" (S&P or its equivalent) and $0.1 million in certificates of deposit.
(4) The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan.
(5) Market values for private placements are estimated by the Company with the assistance of its investment advisors.
(6) Mortgage loans are carried at amortized cost or unpaid principal balance less valuation reserves and real estate acquired in the settlement of debt is carried at the lower of cost or market. Carrying value is net of a $1.8 million valuation reserve for anticipated losses.
(7) Approximately 11% of the Company's investment portfolio, having a carrying value of $321.5 million as of December 31, 1998, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

    Fixed Maturity Securities

       The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 1998:

                     Rating of Fixed Maturity Securities(1)
                             (Dollars in millions)

                                                                           Percent
                                                                          of Total
                                                                          Carrying           Carrying           Amortized
                                                                            Value              Value               Cost
                                                                          ---------          --------           ----------
       AAA.........................................................         44.0%            $1,165.3            $1,123.8
       AA..........................................................          8.5                224.7               214.0
       A...........................................................         19.1                507.4               478.1
       BBB.........................................................         21.5                569.9               550.9
       BB..........................................................          2.0                 54.3                55.4
       B...........................................................          4.1                109.7               110.3
       CCC or lower................................................          0.1                  2.2                 2.1
       Not rated(2)................................................          0.7                 17.9                17.9
                                                                           -----             --------            --------
          Total....................................................        100.0%            $2,651.4            $2,552.5
                                                                           =====             ========            ========

-------------
(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $10.5 million of publicly traded securities not currently rated by S&P, Moody's or the NAIC and $7.4 million of private placement securities not rated by either S&P or Moody's. The NAIC has rated 97.3% of these private placements as investment grade. $0.1 million of the remaining $0.2 million of private placements were rated as investment grade by the NAIC in 1995 and are under review for the assignment of a current rating.

       At December 31, 1998, 32.8% of the Company's fixed maturity securities portfolio was scheduled to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of United States governmental agencies, represented 31.0% of the total investment portfolio at December 31, 1998. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

       The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of
(i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 1999 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $67 million.

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

Competition

       The Company operates in a highly competitive environment. There are numerous insurance companies that compete with the Company, although management believes that the Company is one of the few multiline insurance companies to target the nation's teachers as its primary market. In some specific instances and geographic locations competitors have specifically targeted the teacher marketplace with specialized products and programs. The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance.

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

       Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Standard & Poor's. S&P publications define financial strength ratings as follows. A Standard & Poor's Insurer Financial Strength Rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. This opinion is not specific to any particular insurance policy or contract, nor does it address the suitability of a particular insurance policy or contract for a specific purpose or purchaser. Furthermore, the opinion does not take into account deductibles, surrender or cancellation penalties, the timeliness of payment, or the likelihood of the use of a defense such as fraud to deny claims. Financial strength ratings do not refer to an insurer's ability to meet nonpolicy obligations (i.e., debt contracts). The financial strength ratings are based on current information furnished by the insurance company or obtained by S&P from other sources it considers reliable. S&P does not perform an audit in connection with any rating and may, on occasion, rely on unaudited financial information. The ratings may be changed, suspended, or withdrawn as a result of changes in, or unavailability of, such information or based on other circumstances. Financial strength ratings are divided into two broad classifications. An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BB" or lower is regarded as having vulnerable characteristics that may outweigh its strengths. "BB" indicates the least degree of vulnerability within the range; "CC" the highest. Financial strength ratings are assigned at the request of the insurers and based on extensive quantitative and qualitative analysis including consideration of ownership and support factors, if applicable. The rating process includes meetings with insurers' management. Plus (+) and minus (-) signs show relative standing within a category; they do not suggest likely upgrades or downgrades. Insurers rated "AAA" offer extremely strong financial security characteristics. Insurers rated "AA" offer very strong financial security. The financial securities characteristics of an insurer rated "AA" differ only slightly from those of companies rated "AAA".

       HMIC, TIC and Allegiance are rated "A+ (Superior)" and HMLIC is rated "A (Excellent)" by A.M. Best. Ratings for the industry range from "A++ (Superior)" to "F (In Liquidation)", and some companies are not rated. Publications of A.M. Best indicate that the "A++ and A+ (Superior)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, superior financial strengths, operating performance and market profile when compared to the standards established by A.M. Best and have a very strong ability to meet their ongoing obligations to policyholders. The "A and A- (Excellent)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, excellent financial strengths, operating performance and market profile when compared to the standards established by A.M. Best and have a strong ability to meet their ongoing obligations to policyholders. In evaluating a company's financial strength, operating performance and market profile, A.M. Best reviews the company's leverage/capitalization, capital structure/holding company, quality and appropriateness of reinsurance program, adequacy of loss/policy reserves, quality and diversification of assets, liquidity, profitability, revenue composition, management experience and objectives, market risk, competitive market position, spread of risk and event risk. The objective of A.M. Best's rating system is to provide an overall opinion of an insurance company's ability to meet its obligations to policyholders.

       HMLIC is rated "AA" for claims paying ability by Duff & Phelps Credit Rating Co. ("Duff & Phelps"). Duff & Phelps' analysis of life insurance company claims paying ability ("CPA") involves judgment in the assessment of quantitative and qualitative factors. The CPA rating process emphasizes analysis of the company's current and future ability to pay, when due, its policy and contract obligations. Critical considerations are confidence in an insurer's long-term solvency and its ability to maintain adequate liquidity. In order to be prospective, Duff & Phelps' appraisal is influenced not only by the current, absolute measures but also by trend and volatility. The advent of interest rate sensitive products within the life and annuity industry has heightened the importance of both the asset/liability management and liquidity components of rating reviews. Duff & Phelps considers such qualitative factors as product design and pricing and crediting rate practices, investment policies and management techniques used to control interest rate risk, as well as quantitative factors such as specific asset and liability mismatches and sensitivity analysis. Together these give the basis to determine the adequacy of a company's adjusted surplus relative to these volatility considerations. A key part of the overall CPA rating process is an annual meeting with the senior executives who set the future direction of the company. Regular contact with company representatives throughout the year supplements this process. The CPA ratings use a scale of "AAA (Highest claims paying ability -- the risk factors are negligible)" through "DD (Company is under an order of liquidation)." The CPA rating of "AA" is assigned for very high claims paying ability. The protection factors are strong; risk is modest, but may vary slightly over time due to economic and/or underwriting conditions. A CPA rating only indicates an insurance company's ability to make timely payment of policyholder obligations. It does not refer to the ability of either the rated company or its affiliates to meet nonpolicyholder obligations, such as debt repayment or payment of preferred dividends.

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

       In addition, the laws of the various states establish regulatory agencies with broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, and prescribe the type and amount of investments permitted. See "Business - Investments" for discussion of investment restrictions or limitations imposed upon the Company under applicable insurance laws and regulations.

       The NAIC annually calculates financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Separate ratios are established for property and casualty and life insurance companies. Departure from the usual range in any of the ratios could lead to inquiries from individual state regulators, and further investigation or other actions may result. In 1997, no unusual ratios were reported by the principal insurance subsidiaries of HMEC other than one ratio each in HMIC and AIC. For each company, the unusual ratio was the result of extraordinary dividend payments to HMEC which were preapproved by the appropriate states of domicile.

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

    Assessments Against Insurers

       Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and most assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company paid $0.3 million, $0.6 million and $0.8 million in connection with insurer insolvency proceedings for the years ended December 31, 1998, 1997 and 1996, respectively, of which $0.2 million, $0.6 million and $0.6 million for the same periods, respectively, is recoverable as premium tax credits in future periods.

    Mandatory Insurance Facilities

       The Company is required to participate in various mandatory insurance facilities in amounts related to the amount of the Company's direct writings in the applicable state. In 1998, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $2.1 million before federal income taxes.

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

       The variable annuities underwritten by HMLIC and the mutual funds used as investment vehicles for those products are regulated by the Securities and Exchange Commission (the "SEC"). Horace Mann Investors, Inc., the broker-dealer subsidiary of HMEC, performs certain management functions for the mutual funds and also is regulated by the SEC and the National Association of Securities Dealers.

Employees

       At December 31, 1998, the Company had approximately 2,800 employees, including 1,128 full-time agents. The Company has no collective bargaining agreement with any employees.

ITEM 2. Properties

       HMEC's home office property at 1 Horace Mann Plaza in Springfield, Illinois consists of an office building totaling approximately 230,000 square feet which is owned by the Company. HMEC also owns buildings with an aggregate of approximately 209,000 square feet at other locations in Springfield. These properties are adequate and suitable for the Company's current and anticipated future needs.

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

                                                                  Market Price
                                                             -----------------------      Dividend
       Fiscal Period                                          High            Low           Paid
       -------------                                          ----            ---         --------
       1998:
          Fourth Quarter.................................    $32 3/8        $26 1/2        $0.0925
          Third Quarter..................................     35 3/4         26 1/16        0.08
          Second Quarter.................................     37 3/8         28 1/8         0.08
          First Quarter..................................     37 5/8         28             0.08
       1997:
          Fourth Quarter.................................    $29 23/32      $27            $0.08
          Third Quarter..................................     28 5/8         24 9/16        0.0675
          Second Quarter.................................     25 1/2         21             0.0675
          First Quarter..................................     23 3/4         19 5/16        0.0675

       As of March 1, 1999, the approximate number of holders of common stock was 10,000.

       In December 1998, the Board authorized the seventh consecutive increase in the Company's dividend since the Company's initial public offering in 1991 and increased the quarterly dividend by 15.6% to $0.0925 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

       In January 1998, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock up to $100 million. This was in addition to the $100 million stock repurchase program announced in February 1997. During 1998 and 1997, the Company repurchased 6,007,400 shares, 13% of the Company's shares outstanding at December 31, 1996, at an aggregate cost of $163.4 million. Under the share repurchase program, shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares is financed through use of cash and, if needed, the existing bank line of credit.

       During 1998, options were exercised for the issuance of 113,682 shares, 0.3% of the Company's shares outstanding at December 31, 1997.

       As an insurance holding company, HMEC depends on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to shareholders of HMEC. The payment of dividends and such other payments to HMEC by its insurance subsidiaries is restricted by the laws of each subsidiary's state of domicile, and insurance regulators have authority in certain circumstances to block payments of dividends and other amounts by the insurance subsidiaries that would otherwise be permitted without regulatory approval. See "Business - Cash Flow" and "Business - Regulation."

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

       The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Index to Financial Information on page F-1 herein.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

       The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

       The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

       The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

       The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a)(1) The following consolidated financial statements of the Company listed below are contained in the Index to Financial Information on Page F-1 herein:

          Consolidated Balance Sheets as of December 31, 1998, 1997 and 1996.

          Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

       (a)(2) The following consolidated financial statement schedules of the Company listed below are contained in the Index to Financial Information on page F-1 herein:

          Schedule I - Summary of Investments - Other than Investments in Related Parties.

          Schedule II - Condensed Financial Information of Registrant.

          Schedules III and VI Combined - Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

          Schedule IV - Reinsurance.

       (a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.                  Description
-------              -----------

(3) Articles of incorporation and bylaws:

       3.1 Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 6, 1989, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission (the "SEC") on November 14, 1996.

       3.2 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 18, 1991, incorporated by reference to
                     Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

       3.3 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on August 23, 1995, incorporated by reference to
                     Exhibit 3.3 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

       3.4 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on September 23, 1996, incorporated by reference to
                     Exhibit 3.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

       3.5 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 5, 1998, incorporated by reference to Exhibit
                     3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 13, 1998.

       3.6 Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to
                     Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

       3.7 Bylaws of HMEC, incorporated by reference to Exhibit 4.6 to HMEC's Registration Statement on Form S-3 (Registration No. 33-80059) filed with the SEC on December 6, 1995.

Exhibit
No.                  Description
-------              -----------

(4) Instruments defining the rights of security holders, including indentures:

       4.1 Warrant Agreement dated as of August 29, 1989 (the "Warrant Agreement"), between HMEC (as successor to HME Acquisition Corporation) and Bankers Trust Company, as warrant agent (the "Warrant Agent"), with regard to Warrants to Purchase Common Stock, incorporated by reference to Exhibit 4.6 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 (the "September 1989 Form 10-Q"), filed with the SEC on November 14, 1989.

       4.2 Supplemental Warrant Agreement dated as of August 29, 1989 to the Warrant Agreement, between HMEC and the Warrant Agent, incorporated by reference to Exhibit 4.7 to the September 1989 Form 10-Q, filed with the SEC on November 14, 1989.

       4.3           Form of Warrant (included in Exhibit 4.1).

       4.4 Indenture dated as of January 17, 1996, between HMEC and U.S. Trust Company of California, N.A. as trustee, with regard to HMEC's 6 5/8% Senior Notes Due 2006, incorporated by reference to Exhibit 4.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 13, 1996.

       4.5           Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit
                     4.4).

       4.6 Certificate of Designations for HMEC Series A Cumulative Preferred Stock (included in Exhibit 10.12).

(10)   Material contracts:

       10.1 Credit Agreement dated as of December 31, 1996 (the "Bank Credit Facility") among HMEC, certain banks named therein and Bank of America National Trust and Savings Association, as administrative agent (the "Agent"), incorporated by reference to Exhibit 10.1 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

       10.2* Stock Subscription Agreement among HMEC (as successor to HME Holdings, Inc.), The Fulcrum III Limited Partnership, The Second Fulcrum III Limited Partnership and each of the Management Investors, incorporated by reference to Exhibit
                     10.17 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on April 2, 1990.

       10.3* Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

Exhibit
No.                  Description
-------              -----------

       10.4* Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit
                     10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

       10.5* Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the SEC on March 27, 1992.

       10.5(a)* Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

       10.5(b)* Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

       10.5(c)* Amendment to Horace Mann Educators Corporation 1991 Stock Incentive Plan, dated September 11, 1996, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

       10.5(d)* Amendment to Horace Mann Educators Corporation 1991 Stock Incentive Plan, dated September 18, 1998, incorporated by reference to Exhibit 10.1(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

       10.6* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the SEC on March 31, 1994.

       10.7* Specimen Continuation of Employment Agreement between HMEC and certain officers, incorporated by reference to Exhibit 10.21(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the SEC on November 14, 1994.

       10.7(a)* Schedule of Continuation of Employment Agreements between HMEC and certain officers, incorporated by reference to
                     Exhibit 10.21(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the SEC on November 14, 1994.

       10.8* Horace Mann Incentive Compensation Program, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

Exhibit
No.                  Description
-------              -----------

       10.9* Horace Mann Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30,1997, filed with the SEC on November 14, 1997.

       10.10* Horace Mann Executive Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to
                     Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997.

       10.11* Amended and restated agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

       10.12 Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement) entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

       10.12(a) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement), incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 15, 1998.

       10.12(b) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement.

(11) Statement regarding computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG LLP.

(27) Financial Data Schedule.

       (b) On October 29, 1998, HMEC filed with the Securities and Exchange Commission a Current Report on Form 8-K dated October 29, 1998 regarding the effects of a routine Internal Revenue Service audit of the Company's 1994 and 1995 federal income tax returns on the Company's effective corporate tax rate in 1999 and beyond. See also within this Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year Ended December 31, 1998 Compared With Year Ended December 31, 1997 -- Income Tax Expense".

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

HORACE MANN EDUCATORS CORPORATION


/s/ Paul J. Kardos
------------------------------------
         Paul J. Kardos
Chairman of the Board, President
   and Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date(s) indicated.

Principal Executive Officer:                            Directors:

      /s/ Paul J. Kardos                                /s/ William W. Abbott
-------------------------------------------             -------------------------------------------
          Paul J. Kardos                                William W. Abbott, Director
   Chairman of the Board, President,
Chief Executive Officer and a Director
                                                        /s/ Dr. Emita B. Hill
                                                        -------------------------------------------
                                                        Dr. Emita B. Hill, Director
Principal Financial Officer:

                                                        /s/ Donald E. Kiernan
           /s/ Larry K. Becker                          -------------------------------------------
-------------------------------------------             Donald E. Kiernan, Director
               Larry K. Becker
        Executive Vice President and
             Chief Financial Officer                    /s/ Jeffrey L. Morby
                                                        -------------------------------------------
                                                        Jeffrey L. Morby, Director
Principal Accounting Officer:

                                                        /s/ Shaun F. O'Malley
           /s/ Roger W. Fisher                          -------------------------------------------
-------------------------------------------             Shaun F. O'Malley, Director
               Roger W. Fisher
           Senior Vice President,
      Financial Information and Control                 /s/ Charles A. Parker
                                                        -------------------------------------------
                                                        Charles A. Parker, Director
Dated: March 30, 1999.

                                                        /s/ Ralph S. Saul
                                                        -------------------------------------------
                                                        Ralph S. Saul, Director


                                                        /s/ William J. Schoen
                                                        -------------------------------------------
                                                        William J. Schoen, Director

                       THIS PAGE LEFT BLANK INTENTIONALLY

                       HORACE MANN EDUCATORS CORPORATION

                         INDEX TO FINANCIAL INFORMATION

                                                                       Page
                                                                       ----
       Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............   F-2

       Report of Management Responsibility for
         Financial Statements........................................  F-20

       Independent Auditors' Report..................................  F-21

       Consolidated Balance Sheets...................................  F-22

       Consolidated Statements of Operations.........................  F-23

       Consolidated Statements of Changes in
         Shareholders' Equity........................................  F-24

       Consolidated Statements of Cash Flows.........................  F-25

       Notes to Consolidated Financial Statements....................  F-26

       Financial Statement Schedules.................................  F-59

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

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

        The results for 1998 represent a 17% return on equity, equal to the Company's five-year average. Results would have been even better but for a series of severe storms during the second quarter that produced a record level of catastrophe claims for that quarter for the property-casualty insurance industry and for Horace Mann. The Company's consistently high return on equity is one of the best measures of management's ability to produce shareholder value and reflects their long-standing commitment to profitable growth and "best use of capital" philosophy.

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                                       Year Ended                        Growth Over
                                                                       December 31,                      Prior Year
                                                                  ---------------------          --------------------------
                                                                  1998             1997           Percent           Amount
                                                                  ----             ----           -------           ------
        Automobile and property
           (voluntary)....................................       $459.0           $431.0            6.5%             $28.0
        Annuity deposits..................................        223.3            199.2           12.1%              24.1
        Life insurance....................................        116.7            114.1            2.3%               2.6
                                                                 ------           ------                             -----
               Subtotal - core lines......................        799.0            744.3            7.3%              54.7
        Involuntary and other
           property & casualty............................         28.8             27.0            6.7%               1.8
                                                                 ------           ------                             -----
               Total......................................       $827.8           $771.3            7.3%             $56.5
                                                                 ======           ======                             =====

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                                                       Year Ended                        Growth Over
                                                                       December 31,                      Prior Year
                                                                  ---------------------          --------------------------
                                                                  1998             1997           Percent           Amount
                                                                  ----             ----           -------           ------
        Automobile and property
           (voluntary)....................................       $449.9           $421.5           6.7%              $28.4
        Annuity...........................................         15.6             12.6          23.8%                3.0
        Life..............................................         85.8             82.9           3.5%                2.9
                                                                 ------           ------                             -----
               Subtotal - core lines......................        551.3            517.0           6.6%               34.3
        Involuntary and other
           property & casualty............................         26.5             25.7           3.1%                0.8
                                                                 ------           ------                             -----
               Total......................................       $577.8           $542.7           6.5%              $35.1
                                                                 ======           ======                             =====

        Insurance premiums written and contract deposit growth of 7.3% was principally driven by the continuing growth in the agent force and higher agent productivity. In total, the Company ended the year with a record 1,128 exclusive full-time agents, an increase of 5.4% compared to 1,070 agents 12 months earlier. Particularly significant was the 3.7% increase in the number of experienced agents, reflecting the success of the Company's efforts to improve agent recruitment, training and retention.

        The growth in new annuity deposits of 12.1% included a 23.5% increase in new deposits to variable mutual fund annuities while new deposits to fixed annuities decreased 2.6%. 1998 represented the third consecutive year of double-digit growth in new annuity deposits. Annuity contributions received through payroll deduction increased approximately 10% for both the fourth quarter and the full year. Total new annuity deposits including single premiums increased 1.3% in the fourth quarter as single premium deposits declined reflecting the volatility in the stock market in the third quarter of 1998, as well as the exceptionally strong 54.6% growth in single premium deposits achieved in fourth quarter 1997. Variable annuity accumulated funds on deposit at December 31, 1998 were $1.1 billion, $163 million more than a year ago, a 17.0% increase. The number of annuity contracts in force increased 7.1%, or 8,000 contracts, compared to last December 31.

        During the first quarter of 1998, the Company introduced new IRA annuities in response to recent tax legislation. While the 403(b) annuity remains a better alternative for most educators, initial sales of these IRA products generated 3.0 percentage points of the 12.1% growth in new annuity deposits. The new IRA retirement options have created heightened customer interest and an opportunity for agents to meet with both potential and existing customers. Beginning in March 1997, three additional mutual funds - a small cap fund, an international equity fund, and a socially responsible fund - were made available to annuity customers. At December 31, 1998, there were $70 million of customer deposits in these three new funds, compared to approximately $30 million at December 31, 1997.

        Voluntary automobile and homeowners premium written growth was 6.5% for 1998. Automobile insurance premium increased 5.5%, or $18.7 million, compared to 1997, and homeowners premium increased 10.0%, or $9.3 million. Approximately one-third of the property and casualty increase in premiums resulted from unit growth of 2.6% bringing year-end policies in force to 859,000. Compared to September 30, 1998, total property and casualty policies in force showed no growth as the 4,000 increase in homeowners policies was offset by the 4,000 decline in automobile policies resulting from greater price competition for automobile insurance. The Company's average annual premium per policy for both automobile and homeowners increased approximately 4% compared to 1997. Including the impact of increased deductibles and reduced coverage in coastal areas, the Company's average effective premium per policy for homeowners insurance increased 7% compared to 1997. For the fourth quarter of 1998, the Company's increase in average premium per automobile policy, while comparable to the industry, was lower than in the first part of 1998.

        Life premium growth was 2.3% for the year ended December 31, 1998 notwithstanding a decline in new deposits to policy side funds which reduced the growth rate by approximately 1 percentage point. The 1998 growth included new business from term life products introduced early in 1997 and a new series of whole life products introduced late in the third quarter of 1998.

        Retention of business continues to be strong in each of the Company's segments. Over the last 12 months based on policies in force, the property and casualty retention rate for new and renewal policies was 88%, ordinary life insurance 95% and annuity 94%. The annuity and life retention rates were equal to 1997, while property and casualty was about 1 percentage point less than 1997. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance.

     Net Investment Income

        Investment income of $191.7 million for 1998 decreased 3.6%, or $7.2 million, (3.2% after tax) compared to 1997 due to the decline in interest rates and a decrease in the investment portfolio. The average pretax yield on the investment portfolio was 7.2% (4.8% after tax) for 1998 compared to a pretax yield of 7.4% (4.9% after tax) for 1997, a decrease of 18 basis points, or 2.4%. Average investments (excluding the securities lending collateral) decreased 1.5% over the past 12 months reflecting the utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. Approximately $4 million, about half, of the investment income decrease was offset by a decline in interest credited to fixed annuity deposits, moderating the effect on operating earnings. Excluding the effect of the use of cash in the share repurchase program, net investment income would have been $199.3 million, a small decrease compared to 1997.

     Realized Investment Gains and Losses

        The higher level of realized gains in 1998 resulted from an increase in fixed maturity security calls and tenders in the current low interest rate environment.

     Benefits, Claims and Settlement Expenses

                                                                       Year Ended                        Growth Over
                                                                       December 31,                      Prior Year
                                                                  ---------------------          --------------------------
                                                                  1998             1997           Percent           Amount
                                                                  ----             ----           -------           ------
        Property and casualty.............................       $354.4           $320.8           10.5%             $33.6
        Life..............................................         41.9             38.6            8.5%               3.3
                                                                -------          -------                           -------
           Total..........................................       $396.3           $359.4           10.3%             $36.9
                                                                =======          =======                           =======

        Property and casualty statutory loss ratio:
           Before catastrophes............................         68.5%            70.3%                             -1.8%
           After catastrophes.............................         74.4%            71.7%                              2.7%

        Improvements in non-weather related frequency and severity of claims were reflected in a lower property and casualty loss ratio before catastrophes despite a decrease in the favorable development of claims occurring in prior years of $24.9 million in 1998 compared to $45.1 million in 1997.

        Weather-related catastrophe losses in 1998 more than offset these underwriting improvements. A series of severe storms struck the Northern Plains, Upper Midwest, Southeast and Northeast during the second quarter of 1998, with Minnesota being the hardest hit state, resulting in a record level of weather-related catastrophe claims for the property-casualty insurance industry and for the Company. Catastrophe losses in Minnesota during this period were the worst in that state's history for the industry as well as the Company and reduced the Company's 1998 after tax operating earnings by $5.2 million.

        The increase in life benefits reflected higher individual life mortality experience compared to 1997.

     Interest Credited to Policyholders

                                                                       Year Ended                        Growth Over
                                                                       December 31,                      Prior Year
                                                                  ---------------------          --------------------------
                                                                  1998             1997           Percent           Amount
                                                                  ----             ----           -------           ------
        Annuity...........................................       $72.0            $76.5           -5.9%             $(4.5)
        Life..............................................        22.8             20.7           10.1%               2.1
                                                                ------           ------                            ------
           Total..........................................       $94.8            $97.2           -2.5%             $(2.4)
                                                                ======           ======                            ======

        Interest credited to fixed annuity contracts decreased as average accumulated deposits decreased 1.4% over the 12 months ended December 31, 1998. In addition, the fixed annuity average annual interest rate credited decreased
0.2 percentage points to 5.4% in 1998, compared to a rate of 5.6% in 1997. Life insurance interest credited increased as a result of continued growth in the interest-sensitive whole life insurance reserves.

     Policy Acquisition and Operating Expenses

        Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For 1998, policy acquisition and operating expenses increased $4.5 million, or 3.0%, compared to 1997. The corporate expense ratio on a statutory accounting basis was 21.2% for 1998, 0.9 percentage points better than 1997. The property and casualty expense ratio, the 15th lowest of the 100 largest property and casualty insurance groups for 1997, improved to 19.3% for the year ended December 31, 1998, compared to 19.4% for 1997.

        At the beginning of 1998, the Company adopted the accounting treatment required by the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this statement decreased the Company's 1998 operating expenses by $2.4 million before income taxes as costs incurred to develop internal-use software were capitalized and depreciated over their expected useful lives.

     Amortization of Intangible Assets

        Amortization of intangible assets decreased by $3.8 million to $6.9 million for the year ended December 31, 1998, compared to $10.7 million for 1997. This decrease resulted from lower amortization of the value of annuity business acquired in the 1989 acquisition of the Company. The value of annuity business acquired is amortized in relation to the present value of the estimated future gross profit amounts expected to be realized over the life of the book of contracts. The estimates of expected gross profit are evaluated annually, and the amortization is adjusted when actual experience or other evidence suggests that earlier estimates should be revised. Significant appreciation and the retention of the Company's annuity business in recent years have favorably impacted projected future gross profits for this business. Accordingly, the amortization has been decreased as the estimated expected future gross profits of the business have increased.

     Income Tax Expense

        The effective income tax rate was 27.0% for the year ended December 31, 1998 compared to 27.2% for 1997. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points in both 1998 and 1997. Certain tax benefits that are not expected to recur in future years, as explained below, reduced the effective rate 6 percentage points in both 1998 and 1997.

        The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and is currently conducting an audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company has realized in the past are no longer available to the Company after 1998. Therefore, the Company's effective corporate tax rate is expected to be approximately 33% in 1999 and beyond (an increase from approximately 27% in 1998), assuming that the Company's level of tax-exempt investment income remains about the same.

        In addition, in the course of the current audit, the IRS is taking the position thus far that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs. The Company's tax advisors, KPMG LLP, concur with the Company's interpretation of the RARs. The outcome of this matter is uncertain. Therefore, the Company has not accrued a liability in the financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be less than 5% of the Company's shareholders' equity as of December 31, 1998. Such additional taxes, if any, would increase the Company's income tax expense and effective corporate tax rate only in the year of payment of such taxes.

     Operating Income

        For the year ended December 31, 1998, excluding the impact of catastrophes, operating income (income from continuing operations before the after tax impact of realized investment gains and losses) increased 11.2%. The Company's after-tax catastrophe losses for the year ended December 31, 1998 set a new record high -- and followed a year in which its catastrophe losses were at a near-record low. Current year earnings and investment income were also reduced compared to 1997 due to the utilization of capital in the Company's share repurchase programs. Operating income by segment was as follows:

                                                                     Year Ended                         Growth Over
                                                                     December 31,                       Prior Year
                                                              -------------------------          ------------------------
                                                                1998              1997           Percent           Amount
                                                                ----              ----           -------           ------
        Property & casualty:
           Before catastrophe losses......................      $71.7             $65.4            9.6%            $  6.3
           Catastrophe losses, after tax..................       18.5               4.0          362.5%              14.5
                                                               ------            ------                            ------
           Including catastrophe losses...................       53.2              61.4          -13.4%               8.2
        Annuity...........................................       23.1              19.3           19.7%               3.8
        Life..............................................       12.4              12.9           -3.9%               0.5
        Corporate and other expense.......................        3.6               3.9                               0.3
        Interest expense..................................        6.2               6.1                               0.1
                                                               ------            ------                            ------
               Total......................................      $78.9             $83.6           -5.6%            $  4.7
                                                               ======            ======                            ======
               Total before catastrophe losses............      $97.4             $87.6           11.2%            $  9.8
                                                               ======            ======                            ======

        Property and casualty statutory combined ratio:
           Before catastrophes............................       87.7%             89.7%                             -2.0%
           After catastrophes.............................       93.6%             91.1%                              2.5%

        Property and casualty segment operating income was primarily impacted by the significant increase in weather-related catastrophe losses. The property and casualty combined loss and expense ratio for 1998 reflected an improvement in underwriting results offset by the higher weather-related claims. Property and casualty segment operating income was also adversely affected by a reduction in investment income in the year ended December 31, 1998 as compared to the same period in 1997 which resulted from an increase in the operating leverage and corresponding reduction in capital allocated to the Company's property and casualty operations as well as the lower interest rate environment. Despite higher catastrophe losses, automobile results for the year produced a combined ratio of 88.9%, 1.2 percentage points better than 1997. 1998 automobile claim severity was less than in 1997 and rate increases kept pace with loss costs. Due to unprecedented levels of weather-related losses, the 1998 homeowners combined ratio of 110.8% was 17.4 percentage points higher than in 1997.

        Strong growth in variable annuity deposits produced an increase in annuity earnings compared to 1997. The 1998 interest margin on fixed annuity deposits was comparable to 1997, while fees collected on variable annuity business grew by 23.8% compared to 1997 as a result of growth in the variable annuity business. Variable annuity accumulated deposits were $1.1 billion at December 31, 1998, $163.1 more than 12 months earlier, a 17.0% increase. Fixed annuity accumulated cash value of $1.4 billion was equal to December 31, 1997.

     Net Income

        Net income, which includes realized investment gains and discontinued operations, for the year ended December 31, 1998 increased by 2.0% and net income per diluted share increased by 8.3% compared to 1997. The Company's share repurchase program reduced net income by $5.0 million for 1998 but resulted in an increase of $0.08 in earnings per share for the period due to the reduction in the number of shares outstanding.

        Net income for 1997 included an after tax charge of $3.5 million, or $0.07 per share, for anticipated additional losses during the remainder of the phase-out period as a result of accelerating the timetable for the Company's withdrawal from the group medical insurance business and higher-than-expected claims. By August 31, 1998, all of the group medical business had been terminated.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996

        The results for 1997 represented an 18% return on equity.

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                                       Year Ended                       Growth Over
                                                                       December 31,                     Prior Year
                                                                  ---------------------          ------------------------
                                                                  1997             1996          Percent           Amount
                                                                  ----             ----          -------           ------
        Automobile and property
           (voluntary)....................................       $431.0           $400.0           7.8%             $31.0
        Annuity deposits..................................        199.2            166.9          19.4%              32.3
        Life insurance....................................        114.1            110.8           3.0%               3.3
                                                                 ------           ------                            -----
               Subtotal - core lines......................        744.3            677.7           9.8%              66.6
        Involuntary and other
           property & casualty............................         27.0             27.1          -0.4%              (0.1)
                                                                 ------           ------                            -----
               Total......................................       $771.3           $704.8           9.4%             $66.5
                                                                 ======           ======                            =====

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                                                       Year Ended                       Growth Over
                                                                       December 31,                     Prior Year
                                                                  ---------------------          ------------------------
                                                                  1997             1996          Percent           Amount
                                                                  ----             ----          -------           ------
        Automobile and property
           (voluntary)....................................       $421.5           $390.0           8.1%             $31.5
        Annuity...........................................         12.6              9.2          37.0%               3.4
        Life..............................................         82.9             80.3           3.2%               2.6
                                                                 ------           ------                            -----
               Subtotal - core lines......................        517.0            479.5           7.8%              37.5
        Involuntary and other
           property & casualty............................         25.7             23.2          10.8%               2.5
                                                                 ------           ------                            -----
               Total......................................       $542.7           $502.7           8.0%             $40.0
                                                                 ======           ======                            =====

        Insurance premiums written and contract deposit growth of 9.4% was principally driven by the continuing growth in the agent force and higher agent productivity. Bolstering the productivity gains, the number of experienced agents was 7.6% higher than December 31, 1996. In total, the Company ended 1997 with 1,070 exclusive full-time agents compared to 1,022 agents 12 months earlier, an increase of 5.0%.

        The growth in new annuity deposits of 19.4% included a 36.1% increase in new deposits to variable mutual fund annuities and a 3.0% increase in new deposits to fixed annuities. 1997 was the second year of double-digit growth in new annuity deposits. Annuity contributions received through payroll deduction increased approximately 13% for the fourth quarter of 1997 and 12.9% for the full year. Single premiums received in 1997 exceeded the prior year by 54.6% for the fourth quarter and 36.5% for the full year. Variable annuity accumulated funds on deposit at December 31, 1997, were $1 billion, $275 million more than a year earlier, a 40.1% increase. The number of annuity contracts in force increased 5.7%, or 6,000 contracts, compared to December 31, 1996. Beginning in March 1997, three additional mutual funds - a small cap fund, an international equity fund, and a socially responsible fund - were made available to annuity customers. At December 31, 1997, there were nearly $30 million of customer deposits in these three new funds.

        Voluntary automobile and homeowners written premium growth was 7.8% for 1997. Automobile insurance premium increased 6.8%, or $21.5 million, compared to 1996, and homeowners premium increased 11.3%, or $9.5 million. Approximately three-fourths of the property and casualty increase in premiums resulted from unit growth of 6.5% bringing year-end policies in force to 837,000. The Company's average annual premium per policy for both automobile and homeowners increased approximately 2% compared to the year ended December 31, 1996. Including the impact of increased deductibles and reduced coverage in coastal areas, the Company's average effective premium per policy for homeowners insurance increased 5% compared to 1996.

        Life premium growth was 3.0% for 1997. This growth included new business from term life products introduced early in 1997.

        Retention of business continued to be strong in each of the Company's segments. For the 12 months ended December 31, 1997 based on policies in force, the property and casualty retention rate was 89%, ordinary life insurance 95% and annuity 94%. The property and casualty and life retention rates were equal to 1996, while annuity was 0.5 percentage points less than 1996 due to retention of 92% on a large block of older contracts that attained a no-penalty surrender option during the last half of 1997.

     Net Investment Income

        Investment income of $198.9 million for the year increased 0.2%, or $0.3 million, compared to 1996. The increase in investment income was small compared to growth in the Company's business due to a decrease in the investment portfolio. Average investments (excluding the securities lending collateral) decreased 1.9% over the year reflecting the utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. The average pretax yield on the investment portfolio was 7.4% (4.9% after tax) for both 1997 and 1996.

     Realized Investment Gains and Losses

        Realized gains were $5.3 million in 1997, compared to $2.5 million for 1996.

     Benefits, Claims and Settlement Expenses

                                                                       Year Ended                       Growth Over
                                                                       December 31,                     Prior Year
                                                                  ---------------------          ------------------------
                                                                  1997             1996          Percent           Amount
                                                                  ----             ----          -------           ------
        Property and casualty.............................       $320.8           $306.1            4.8%            $14.7
        Life..............................................         38.6             40.6           -4.9%             (2.0)
                                                                 ------           ------                            -----
           Total..........................................       $359.4           $346.7            3.7%            $12.7
                                                                 ======           ======                            =====

        Property and casualty statutory loss ratio:
           Before catastrophes............................         70.3%            69.1%                             1.2%
           After catastrophes.............................         71.7%            74.1%                            -2.4%

        Property and casualty losses from severe weather in 1996 were higher than those incurred in 1997 as 1997 catastrophe losses were at a near-record low. The favorable development of claims occurring in prior years was $45.1 million in 1997 compared to $62.5 million in 1996.

        The decrease in life benefits reflected reduced individual life mortality experience compared to 1996. Also for 1996, claims for group disability business were unusually low and returned to more normal levels in 1997.

     Interest Credited to Policyholders

                                                                       Year Ended                       Growth Over
                                                                       December 31,                     Prior Year
                                                                  ---------------------          ------------------------
                                                                  1997             1996          Percent           Amount
                                                                  ----             ----          -------           ------
        Annuity...........................................       $76.5            $76.7           -0.3%             $(0.2)
        Life..............................................        20.7             18.6           11.3%               2.1
                                                                 -----            -----                             -----
           Total..........................................       $97.2            $95.3            2.0%             $ 1.9
                                                                 =====            =====                             =====

        Interest credited to fixed annuity contracts decreased as average accumulated deposits decreased 2.6% over the 12 months ended December 31, 1997. The fixed annuity average annual interest rate credited was 5.6% in 1997, compared to a rate of 5.7% in 1996. Life insurance interest credited increased as a result of continued growth in the interest-sensitive whole life insurance reserves.

     Policy Acquisition and Operating Expenses

        Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For 1997, policy acquisition and operating expenses increased $12.4 million, or 9.0%, compared to 1996. The corporate expense ratio on a statutory accounting basis was 22.1% for 1997, 0.3 percentage points higher than 1996. The property and casualty expense ratio, one of the best in the industry, of 19.4% was equal to 1996 and included an increase in profitability bonuses to agents based on the excellent property and casualty operating results in 1997. This increase in agent profitability bonuses contributed two-tenths of a percentage point to the 1997 property and casualty expense ratio.

     Amortization of Intangible Assets

        Amortization of intangible assets decreased by $0.5 million to $10.7 million for the year ended December 31, 1997, compared to $11.2 million for 1996, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

     Income Tax Expense

        The effective income tax rate was 27.2% for 1997 compared to 26.6% for 1996. Income from investments in tax-advantaged securities reduced the effective income tax rate 3 percentage points in 1997 and 1996, and acquisition related tax benefits that are not expected to recur beyond 1998, as explained in "Year Ended December 31, 1998 Compared with Year Ended December 31, 1997," reduced the effective rate 6 percentage points in 1997 and 1996.

     Operating Income

        For 1997, excluding the impact of catastrophes, operating income (income from continuing operations before the after tax impact of realized investment gains and losses and debt retirement costs) increased 1.0%. Earnings and investment income for 1997 were reduced compared to 1996 due to the utilization of capital in the Company's share repurchase programs. Operating income by segment was as follows:

                                                                      Year Ended                       Growth Over
                                                                      December 31,                     Prior Year
                                                                 ---------------------          -----------------------
                                                                 1997             1996          Percent          Amount
                                                                 ----             ----          -------          ------
        Property & casualty:
           Before catastrophe losses......................      $65.4             $67.6           -3.3%           $(2.2)
           Catastrophe losses, after tax..................        4.0              13.6          -70.6%            (9.6)
                                                                -----             -----                          ------
           Including catastrophe losses...................       61.4              54.0           13.7%             7.4
        Annuity...........................................       19.3              16.3           18.4%             3.0
        Life..............................................       12.9              12.1            6.6%             0.8
        Corporate and other expense.......................        3.9               2.5                             1.4
        Interest expense..................................        6.1               6.8                            (0.7)
                                                                -----             -----                           -----
               Total......................................      $83.6             $73.1           14.4%           $10.5
                                                                =====             =====                           =====
               Total before catastrophe losses............      $87.6             $86.7            1.0%           $ 0.9
                                                                =====             =====                           =====

        Property and casualty statutory combined ratio:
               Before catastrophes........................       89.7%             88.5%                            1.2%
               After catastrophes.........................       91.1%             93.5%                           -2.4%

        Property and casualty segment operating income in 1997 benefited from favorable automobile underwriting results and unusually mild weather compared to 1996. Automobile results for 1997 produced a combined ratio of 90.1%, an increase of 2 percentage points compared to 1996. Due to the low level of weather-related losses in 1997, the 1997 homeowners combined ratio of 93.4% was
20.4 percentage points better than the 113.8% result in 1996.

        Strong growth of 40.1% in variable annuity deposits produced an increase in annuity earnings compared to 1996. The 1997 interest margin on fixed annuity deposits increased 12 basis points compared to 1996. Variable annuity deposits of $1.0 billion at December 31, 1997 were nearly double the amount on deposit at December 31, 1995.

     Net Income

        Net income, which includes realized investment gains and discontinued operations, increased 29.4% and net income per diluted share increased 32.4% compared to 1996. The Company's share repurchase program reduced net income by $2.3 million for 1997, while the program resulted in an increase of $0.03 in earnings per share for the period due to the reduction in the number of shares outstanding.

        Net income for the year ended December 31, 1997 included an after tax charge of $3.5 million, or $0.07 per share, for anticipated additional losses during the remainder of the phase-out period as a result of accelerating the timetable for the Company's withdrawal from the group medical insurance business and higher-than-expected claims.

        The discontinued group medical business operating loss was $5.3 million for the year ended December 31, 1996. The Company's net income for the year ended December 31, 1996 also included an after tax charge of $3.9 million for anticipated losses during the two year phase-out period for the discontinued group medical insurance business. Net income for the year ended December 31, 1996 also reflected the costs of the early redemption of $100 million of convertible notes of $0.9 million, or $0.02 per diluted share.

Liquidity and Financial Resources

     Investments

        The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At December 31, 1998, fixed income securities represented 96.3% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.1% was investment grade and 99.7% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 1998.

        The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.4 years at December 31, 1998 and
4.3 years at December 31, 1997. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

     Operating Activities

        As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities increased compared to 1997 primarily due to a decrease in federal income tax payments. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.

        Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 1999 without prior approval are approximately $67 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for HMEC's capital needs.

     Investing Activities

        HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as available for sale.

     Financing Activities

        Financing activities include primarily repurchases of the Company's common stock, payment of dividends, the receipt and withdrawal of funds by annuity policyholders and borrowings and repayments under the Company's debt facilities. Fees related to the catastrophe-linked equity put which augments its reinsurance program have been charged directly to additional paid-in capital.

        For the year ended December 31, 1998, receipts from annuity contracts were greater than contract maturities and withdrawals, and net transfers to variable annuity assets decreased compared to 1997. Life policy account balances increased slightly compared to last December.

        During 1998, the Company repurchased 2,286,800 shares of its common stock, or 5% of the outstanding shares on December 31, 1997, at an aggregate cost of $71.6 million, or an average cost of $31.32 per share, under its stock repurchase program. Of the amount purchased, $8 million completed the $100 million share repurchase authorization announced in February 1997. The remainder was acquired under an additional $100 million share repurchase authorization announced in January 1998. Since early 1997, 6,007,400 shares, or 13% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $163.4 million, equal to an average cost of $27.20 per share. Including shares repurchased in 1995, the Company has repurchased 30% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through cash generated from operations and, if needed, the Bank Credit Facility. As of December 31, 1998, $36.6 million remained authorized for share repurchases. During 1998, the Company received $2.2 million related to the exercise of common stock options including tax benefits. During the second quarter of 1998, the Company also repurchased 60% of its outstanding common stock warrants for $5.0 million.

     Capital Resources

        The Company has determined the amount of capital which is needed to adequately fund and support business growth, based on risk-based capital formulas including those developed by the NAIC. Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to retire long-term debt, repurchase shares of its common stock, increase and pay dividends to its shareholders and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

        The total capital of the Company was $646.4 million at December 31, 1998, including $99.6 million of long-term debt and $50.0 million of short-term debt. Total debt represented 23.1% of capital at the end of 1998, within the Company's target operating range of 20% to 25%.

        Shareholders' equity was $496.6 million at December 31, 1998, including an unrealized gain in the Company's investment portfolio of $57.3 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. In December 1997, the Company's common stock was split two-for-one. The market value of the Company's common stock and the market value per share were $1,199.6 million and $28 1/2, respectively, at December 31, 1998. Book value per share was $11.80 at December 31, 1998, $10.44 excluding investment market value adjustments.

        The Company was added to the S&P MidCap 400 Index after the close of trading on January 29, 1999. Certain mutual funds that seek to replicate this index have added the Company's common stock to their investment portfolio. Standard & Poor's Corporation ("S&P") indicated that the Company was selected for this index due to its market capitalization (over $1 billion) and its uniqueness in the financial services sector as a multiline, national insurance company with a strong position in a niche market and solid financial credentials.

        In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (A-), Duff & Phelps Credit Rating Co. ("Duff & Phelps") (A), and Moody's Investors Service, Inc. ("Moody's") (Baa2) and are traded on the New York Stock Exchange (HMN 6 5/8).

        As of December 31, 1998 and 1997, the Company had short-term debt of $50.0 million and $42.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.6%, as of December 31, 1998. The commitment for the Bank Credit Facility terminates on December 31, 2001.

        The Company's ratio of earnings to fixed charges for the year ended December 31, 1998 was 13.3x compared to 13.7x for 1997.

        Total shareholder dividends were $14.3 million for the year ended December 31, 1998. In November 1998, the Board of Directors authorized the seventh increase to the Company's quarterly dividend. The regular quarterly dividend increased by 16% to $0.0925 per share.

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

Market Risk

        Market risk is the risk that the Company will incur losses due to adverse changes in market rates. The Company's primary market risk exposure is the risk that the Company will incur economic losses due to adverse changes in interest rates. This risk arises as the Company's profitability is affected by the spreads between interest yields on investments and rates credited on insurance liabilities.

        The Company manages its market risk by matching the projected cash outflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. The risks associated with mutual fund investments supporting variable annuity products are assumed by those contractholders, and not by the Company.

        Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that 1) have similar characteristics to the liabilities they support; 2) are diversified among industries, issuers and geographic locations; and 3) are predominately investment-grade fixed maturity securities. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 1998, 20% of the fixed investment portfolio represents investments supporting the property and casualty operations and 80% support the life and annuity business. For a discussion regarding the Company's investments see "Business-Investments."

        The Company's life and annuity operating earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), changes in competition and other factors, including the impact on the level of surrender and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

        Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multi-line insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non interest-sensitive property and casualty liabilities. Overall, at December 31, 1998, the duration of fixed maturity securities was approximately 4.1 years, and the duration of insurance liabilities was approximately 5.0 years.

        The life and annuity operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the Company's obligations under a variety of interest rate scenarios. Based on these procedures, the Company's assets and the investment income expected to be received on such assets, are adequate to meet the insurance policy obligations and expenses of the Company's insurance activities in all but the most extreme circumstances.

        The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 1998, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would decrease by approximately $16 million after tax, 3% of shareholders' equity, and with a 100 basis point increase would decrease fair value of assets and liabilities by $3 million after tax, 1% of shareholders' equity. These changes in interest rates assume a parallel shift in the yield curve.

        While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholders' equity. Based on the

Company's overall exposure to interest rate risk, the Company believes that these changes in interest rates would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company.

Year 2000

        At December 31, 1998, all of the Company's mainframe computer systems critical to its business were year 2000 compliant, including the new life processing system which the Company plans to implement during the second quarter of 1999. The Company has sent letters to its vendors inquiring with regard to their year 2000 compliance status and plans and the Company has received responses indicating that most major vendors believe that they are, or will be before the end of 1999, year 2000 compliant. In the remainder of 1999, additional testing of systems, final review of individual personal computer applications and contingency plans will be completed.

        Because of the extent of systems conversion already completed, the Company believes the worst-case scenario would be limited to a failure to implement the new life processing system (the existing life processing system is not year 2000 compliant) and major vendor conversions that fail to achieve compliance by the end of 1999. The result of this worst-case scenario would be to limit the Company's ability to process business transactions which could have a significant effect on its business, results of operations and financial condition. However, as noted above, the Company expects to complete the implementation of its new life processing system during the second quarter of 1999.

        In addition, non-system contingency plans will be developed during 1999 for possible lapse in service from utility suppliers and other third party service providers. These contingency plans will include efforts to minimize business interruption through action plans which will encompass back-up processes that utilize alternative suppliers and third party service providers, where appropriate.

        Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not incremental costs to the Company. The total cost of the compliance project is estimated to be $6 million, before tax benefits, and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through December 31, 1998 has expensed $5.4 million before tax benefits, including a cost of $2.1 million for the year ended December 31, 1998.

Recent Accounting Changes

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in 2000. This statement does not apply to the Company because it does not have any derivatives or hedges, as defined within the context of SFAS No. 133.

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

          REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

                       Horace Mann Educators Corporation


        The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 1998, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended December 31, 1998, 1997 and 1996 have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with generally accepted accounting principles and include some amounts that are based upon management's best estimates and judgements. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

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

        The Board of Directors, through its Audit Committee composed solely of directors who are not employees of the Company, is responsible for overseeing the integrity and reliability of the Company's accounting and financial reporting practices and the effectiveness of its system of internal controls. The independent certified public accountants and internal auditors meet regularly with this committee, and have access to this committee with and without management present, to discuss the results of their audit work.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Horace Mann Educators Corporation:


        We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 1998, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                  /s/ KPMG LLP
                                                      KPMG LLP




Chicago, Illinois
January 26, 1999

                       HORACE MANN EDUCATORS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     As of December 31, 1998, 1997 and 1996

                   (Amounts in thousands, except share data)

                                                                             1998                1997             1996
                                                                           --------            --------         --------
                                                          ASSETS
Investments
     Fixed maturities, available for sale, at market
        (amortized cost 1998, $2,552,537; 1997,
        $2,535,538; 1996, $2,609,077)..............................       $2,651,379          $2,638,794       $2,658,512
     Short-term and other investments..............................          102,049             130,252          125,824
     Short-term investments, loaned securities collateral..........           87,392                   -                -
                                                                          ----------          ----------       ----------
           Total investments.......................................        2,840,820           2,769,046        2,784,336
Cash...............................................................           12,044                 353           13,704
Accrued investment income and premiums receivable..................          102,661             103,951          107,682
Value of acquired insurance in force and goodwill..................          101,055             107,976          118,638
Deferred policy acquisition costs..................................          101,658              85,883           75,071
Other assets.......................................................          114,503             104,943           76,759
Variable annuity assets............................................        1,122,739             959,760          684,836
                                                                          ----------          ----------       ----------
           Total assets............................................       $4,395,480          $4,131,912       $3,861,026
                                                                          ==========          ==========       ==========

                                LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
     Fixed annuity contract liabilities............................       $1,239,234          $1,245,459       $1,286,110
     Interest-sensitive life contract liabilities..................          402,490             364,205          326,955
     Unpaid claims and claim expenses..............................          307,387             322,335          357,646
     Future policy benefits........................................          179,693             179,562          183,543
     Unearned premiums.............................................          179,194             166,996          155,776
                                                                          ----------          ----------       ----------
           Total policy liabilities ...............................        2,307,998           2,278,557        2,310,030
Other policyholder funds...........................................          124,820             122,107          118,549
Other liabilities..................................................          197,292             126,847          129,075
Short-term debt....................................................           50,000              42,000           34,000
Long-term debt.....................................................           99,637              99,599           99,564
Variable annuity liabilities.......................................        1,118,890             956,253          684,836
                                                                          ----------          ----------       ----------
           Total liabilities.......................................        3,898,637           3,625,363        3,376,054
                                                                          ----------          ----------       ----------
Warrants, subject to redemption....................................              220                 577              577
                                                                          ----------          ----------       ----------
Preferred stock, $0.001 par value, authorized
     1,000,000 shares; none issued.................................                -                   -                -
Common stock, $0.001 par value, authorized
     75,000,000 shares; issued, 1998, 59,274,690;
     1997, 59,161,008; 1996, 58,426,796 ...........................               59                  59               58
Additional paid-in capital.........................................          336,686             340,564          330,234
Retained earnings .................................................          420,274             349,274          278,669
Accumulated other comprehensive income
     (net unrealized gains on fixed
     maturities and equity securities).............................           57,327              62,167           29,736
Treasury stock, at cost, 1998, 17,183,596 shares;
     1997, 14,896,796 shares; 1996, 11,176,196 shares................       (317,723)           (246,092)        (154,302)
                                                                          ----------          ----------       ----------
           Total shareholders' equity..............................          496,623             505,972          484,395
                                                                          ----------          ----------       ----------
           Total liabilities, redeemable securities
               and shareholders' equity............................       $4,395,480          $4,131,912       $3,861,026
                                                                          ==========          ==========       ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Amounts in thousands, except per share data)

                                                                                       Year Ended December 31,
                                                                           ---------------------------------------------
                                                                             1998               1997              1996
                                                                           --------           --------          --------
Insurance premiums written and contract deposits...................      $    827,787       $    771,319      $    704,832
                                                                         ============       ============      ============

Revenues
     Insurance premiums and contract charges earned................      $    577,812       $    542,712      $    502,699
     Net investment income.........................................           191,723            198,928           198,607
     Realized investment gains.....................................             9,908              5,340             2,451
                                                                         ------------       ------------      ------------
           Total revenues..........................................           779,443            746,980           703,757
                                                                         ------------       ------------      ------------
Benefits, losses and expenses
     Benefits, claims and settlement expenses......................           396,328            359,441           346,691
     Interest credited.............................................            94,776             97,231            95,322
     Policy acquisition expenses amortized.........................            45,477             44,198            41,063
     Operating expenses............................................           109,673            106,398            97,021
     Amortization of intangible assets.............................             6,921             10,662            11,205
     Interest expense..............................................             9,487              9,412            10,517
     Debt retirement costs (See note 4)............................                 -                  -             1,319
                                                                         ------------       ------------      ------------
           Total benefits, losses and expenses.....................           662,662            627,342           603,138
                                                                         ------------       ------------      ------------
Income from continuing operations
     before income taxes and discontinued operations...............           116,781            119,638           100,619
Income tax expense.................................................            31,469             32,581            26,817
                                                                         ------------       ------------      ------------
Income from continuing operations..................................            85,312             87,057            73,802
Discontinued operations (See note 2):
     Loss from operations, net of applicable income
        tax benefits of 1996, $2,764...............................                 -                  -            (5,280)
     Loss on discontinuation, representing provision of
        1997, $5,355; 1996, $5,974 for operating losses during
        phase-out period, net of applicable income
        tax benefits of 1997, $1,874; 1996, $2,091.................                 -             (3,481)           (3,883)
                                                                         ------------       ------------      ------------
Net income.........................................................      $     85,312       $     83,576      $     64,639
                                                                         ============       =============     ============

Earnings (loss) per share
     Basic
        Income from continuing operations..........................      $       1.97       $       1.90      $       1.57
        Discontinued operations:
           Loss from operations....................................                 -                  -             (0.11)
           Loss on discontinuation.................................                 -              (0.08)            (0.08)
                                                                         ------------       ------------      ------------
        Net income.................................................      $       1.97       $       1.82      $       1.38
                                                                         ============       ============      ============
     Diluted
        Income from continuing operations..........................      $       1.95       $       1.87      $       1.55
        Discontinued operations:
           Loss from operations....................................                 -                  -             (0.11)
           Loss on discontinuation.................................                 -              (0.07)            (0.08)
                                                                         ------------       ------------      ------------
        Net income.................................................      $       1.95       $       1.80      $       1.36
                                                                         ============       ============      ============
     Weighted average number of shares
        and equivalent shares
           Basic...................................................        43,238,656         45,825,410        46,957,842
           Diluted.................................................        43,838,434         46,524,532        47,577,788

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 (Amounts in thousands, except per share data)

                                                                                      Year Ended December 31,
                                                                          ---------------------------------------------
                                                                            1998               1997              1996
                                                                          --------           --------          --------
Common stock
     Beginning balance.............................................    $          59      $          58     $          58
     Options exercised, 1998, 113,682 shares; 1997,
        731,924 shares; 1996, 471,938 shares.......................                -                  1                 -
     Conversion of Director Stock Plan units,
        1997, 2,288 shares.........................................                -                  -                 -
                                                                       -------------      -------------     -------------
     Ending balance................................................               59                 59                58
                                                                       -------------      -------------     -------------

Additional paid-in capital
     Beginning balance.............................................          340,564            330,234           323,891
     Options exercised and conversion of
        Director Stock Plan units..................................            2,200             11,580             6,343
     Catastrophe-linked equity put option premium..................           (1,475)            (1,250)                -
     Purchase of 13,650 warrants...................................           (4,603)                 -                 -
                                                                       -------------      -------------     -------------
     Ending balance................................................          336,686            340,564           330,234
                                                                       -------------      -------------     -------------

Retained earnings
     Beginning balance.............................................          349,274            278,669           224,366
     Net income....................................................           85,312             83,576            64,639
     Cash dividends, 1998, $0.3325 per share; 1997,
        $0.2825 per share; 1996, $0.22 per share...................          (14,312)           (12,971)          (10,336)
                                                                       -------------      -------------     -------------
     Ending balance................................................          420,274            349,274           278,669
                                                                       -------------      -------------     -------------

Accumulated other comprehensive income (net unrealized gains
  (losses) on fixed maturities and equity securities)
        Beginning balance..........................................           62,167             29,736            76,151
        Increase (decrease) for the period.........................           (4,840)            32,431           (46,415)
                                                                       -------------      -------------     -------------
        Ending balance.............................................           57,327             62,167            29,736
                                                                       -------------      -------------     -------------

Treasury stock, at cost
     Beginning balance, 1998, 14,896,796 shares;
        1997 and 1996, 11,176,196 shares...........................         (246,092)          (154,302)         (154,302)
     Purchase of 2,286,800 shares in 1998 and
        3,720,600 shares in 1997 (See note 5)......................          (71,631)           (91,790)                -
                                                                       -------------      -------------     -------------
     Ending balance 1998, 17,183,596 shares; 1997,
        14,896,796 shares; 1996, 11,176,196 shares.................         (317,723)          (246,092)         (154,302)
                                                                       -------------      -------------     -------------

Shareholders' equity at end of period..............................    $     496,623      $     505,972     $     484,395
                                                                       =============      =============     =============

Comprehensive income
     Net income....................................................    $      85,312      $      83,576     $      64,639
     Other comprehensive income (change in net
        unrealized gains (losses) on fixed maturities
        and equity securities).....................................           (4,840)            32,431           (46,415)
                                                                       -------------      -------------     -------------
           Total...................................................    $      80,472      $     116,007     $      18,224
                                                                       =============      =============     =============

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                                                        Year Ended December 31,
                                                                           ---------------------------------------------
                                                                             1998               1997              1996
                                                                           --------           --------          --------
Cash flows from operating activities
     Premiums collected............................................        $ 618,419          $ 608,650         $ 575,601
     Policyholder benefits paid....................................         (459,595)          (466,150)         (453,687)
     Policy acquisition and
        other operating expenses paid..............................         (176,054)          (173,462)         (159,635)
     Federal income taxes paid.....................................          (36,441)           (51,889)          (10,651)
     Investment income collected...................................          195,599            199,306           200,201
     Interest expense paid.........................................           (9,309)            (9,276)           (8,653)
     Other.........................................................           (3,853)            (2,743)           (3,962)
                                                                          ----------         ----------        ----------
           Net cash provided by operating activities...............          128,766            104,436           139,214
                                                                          ----------         ----------        ----------

Cash flows from investing activities
     Fixed maturities
        Purchases..................................................         (842,375)        (1,044,199)         (989,009)
        Sales......................................................          487,945            874,243           720,175
        Maturities.................................................          351,112            241,958           205,380
     Net cash received from (used for)
        short-term and other investments...........................           26,296             (5,882)           30,728
                                                                          ----------         ----------        ----------
           Net cash provided by
               (used in) investing activities......................           22,978             66,120           (32,726)
                                                                          ----------         ----------        ----------

Cash flows used in financing activities
     Purchase of treasury stock....................................          (71,631)           (91,790)                -
     Dividends paid to shareholders................................          (14,312)           (12,971)          (10,336)
     Principal borrowings (payments)
        on Bank Credit Facility....................................            8,000              8,000           (41,000)
     Repurchase of common stock warrants...........................           (4,959)                 -                 -
     Exercise of stock options.....................................            2,200             11,581             6,343
     Catastrophe-linked equity put option premium..................           (1,475)            (1,250)                -
     Proceeds from issuance of Senior Notes........................                -                  -            98,530
     Retirement of Convertible Notes...............................                -                  -          (102,890)
     Annuity contracts, variable and fixed
        Deposits...................................................          223,324            199,190           166,871
        Maturities and withdrawals.................................         (184,800)          (176,117)         (135,212)
        Net transfer to variable annuity assets....................          (96,905)          (121,782)          (86,097)
     Net increase in interest-sensitive
        life account balances......................................              505              1,232             1,489
                                                                          ----------         ----------        ----------
           Net cash used in financing activities...................         (140,053)          (183,907)         (102,302)
                                                                          ----------         ----------        ----------

Net increase (decrease) in cash....................................           11,691            (13,351)            4,186

Cash at begining of period.........................................              353             13,704             9,518
                                                                          ----------         ----------        ----------

Cash at end of period..............................................       $   12,044         $      353        $   13,704
                                                                          ==========         ==========        ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     Deferred Policy Acquisition Costs

        Deferred policy acquisition costs net of accumulated amortization were $101,658, $85,883 and $75,071 as of December 31, 1998, 1997 and 1996,
respectively.

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

                                                                                           December 31,
                                                                           -------------------------------------------
                                                                             1998              1997             1996
                                                                           --------          --------         --------
        Property and equipment.....................................         $55,028           $48,548          $44,562
        Less: accumulated depreciation.............................          26,541            23,395           20,956
                                                                            -------           -------          -------
           Total...................................................         $28,487           $25,153          $23,606
                                                                            =======           =======          =======

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

        At the beginning of 1998, the Company adopted the accounting treatment required by the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this statement decreased the Company's 1998 operating expenses by $2,400 before income taxes as costs incurred to develop internal-use software are capitalized and depreciated over their expected useful lives.

     Value of Acquired Insurance In Force and Goodwill

        When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill of $22,003 was recorded in January 1994 related to the purchase of Allegiance Insurance Company.

        The value of acquired insurance in force by operating segment and goodwill, net of amortization, were as follows:

                                                                                            December 31,
                                                                           ---------------------------------------------
                                                                             1998              1997               1996
                                                                           --------          --------           --------
        Value of acquired insurance in force
           Property and casualty...................................        $    719          $  1,751           $  2,783
           Life....................................................          16,529            18,804             21,253
           Annuity.................................................          31,557            33,553             39,116
                                                                           --------          --------           --------
               Subtotal............................................          48,805            54,108             63,152
        Goodwill...................................................          52,250            53,868             55,486
                                                                           --------          --------           --------
               Total...............................................        $101,055          $107,976           $118,638
                                                                           ========          ========           ========

        The value of acquired insurance in force is being amortized over the following periods utilizing the indicated methods for property and casualty, life and annuity, respectively, as follows: 10 years, double declining balance; 20 years, in proportion to coverage provided; 20 years, in proportion to projected future gross profits. Goodwill is amortized over 40 years on a straight-line basis.

         Significant appreciation and the resultant growth in annuity assets and the retention of the Company's annuity business in recent years have favorably impacted projected future gross profits for the business. Therefore, previously scheduled annual amortization of the December 31, 1998 balance was revised as reflected in the table below. Such amounts are evaluated annually and amortization schedules updated as indicated.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

        Scheduled amortization of the December 31, 1998 balances of value of acquired insurance in force by segment and goodwill over the next five years is as follows:

                                                                                      Year Ended December 31,
                                                                         ------------------------------------------------
                                                                         1999       2000       2001       2002       2003
                                                                         ----       ----       ----       ----       ----
        Scheduled amortization of:
           Value of acquired insurance in force
               Property and casualty...............................     $  719     $    -     $    -     $    -     $    -
               Life................................................      2,120      1,975      1,839      1,726      1,625
               Annuity.............................................      2,500      3,363      3,857      3,539      3,306
                                                                        ------     ------     ------     ------     ------
                  Subtotal.........................................      5,339      5,338      5,696      5,265      4,931
           Goodwill................................................      1,618      1,618      1,618      1,618      1,618
                                                                        ------     ------     ------     ------     ------
                  Total............................................     $6,957     $6,956     $7,314     $6,883     $6,549
                                                                        ======     ======     ======     ======     ======

        The accumulated amortization of intangibles as of December 31, 1998, 1997 and 1996 was $131,617, $124,696 and $114,034, respectively.

     Variable Annuity Assets and Liabilities

        Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in the Horace Mann mutual funds. Variable annuity assets were invested in the Horace Mann mutual funds as follows:

                                                                                            December 31,
                                                                            --------------------------------------------
                                                                              1998             1997               1996
                                                                            --------         --------           --------
        Horace Mann Growth Fund....................................       $  605,803         $532,086           $372,824
        Horace Mann Balanced Fund..................................          427,368          386,247            299,977
        Horace Mann Socially Responsible Fund......................           35,368            9,117                  -
        Horace Mann Small Cap Growth Fund..........................           28,629           16,321                  -
        Horace Mann Income Fund....................................           13,952            9,651             10,857
        Horace Mann International Equity Fund......................           10,290            5,137                  -
        Horace Mann Short-Term Fund................................            1,329            1,201              1,178
                                                                          ----------         --------           --------
           Total variable annuity assets...........................       $1,122,739         $959,760           $684,836
                                                                          ==========         ========           ========

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

        The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                                                      Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Gross reserves, beginning of year..........................        $310,632           $340,411          $369,653
           Less reinsurance recoverables...........................          41,324             34,062            23,764
                                                                           --------           --------          --------
        Net reserves, beginning of year............................         269,308            306,349           345,889
                                                                           --------           --------          --------

        Incurred claims and claims expense :
           Claims occurring in the current year....................         379,603            365,986           368,648
           Decrease in estimated reserves for
                claims occurring in prior years(1):
                  Policies written by the Company..................         (23,917)           (40,252)          (56,446)
                  Business assumed from state
                     reinsurance facilities........................          (1,000)            (4,900)           (6,100)
                                                                           --------           --------          --------
                         Total decrease............................         (24,917)           (45,152)          (62,546)
                                                                           --------           --------          --------
                  Total claims and claims expense incurred.........         354,686            320,834           306,102
                                                                           --------           --------          --------
        Claims and claim expense payments
           for claims occurring during:
               Current year........................................         238,986            209,294           206,370
               Prior years.........................................         141,969            148,581           139,272
                                                                           --------           --------          --------
                  Claims and claim expense payments................         380,955            357,875           345,642
                                                                           --------           --------          --------
        Net reserves, end of period................................         243,039            269,308           306,349
           Plus reinsurance recoverables...........................          55,890             41,324            34,062
                                                                           --------           --------          --------
        Gross reserves, end of period(2)...........................        $298,929           $310,632          $340,411
                                                                           ========           ========          ========

------------
(1) Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.
(2) Unpaid claims and claims expenses as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $8,458, $11,703 and $17,235 at December 31, 1998, 1997 and 1996,
     respectively, in addition to property and casualty reserves.

        Fluctuations from year to year in the level of catastrophe claims impact a property and casualty insurance company's claims and claims adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

                                                                                      Year Ended December 31,
                                                                           -------------------------------------------
                                                                             1998              1997             1996
                                                                           --------          --------         --------
        Claims and claim expense incurred..........................        $354,686          $320,834         $306,102
        Amount attributable to catastrophes........................          28,019             6,164           20,410
                                                                           --------          --------         --------
           Excluding catastrophes..................................        $326,667          $314,670         $285,692
                                                                           ========          ========         ========

        Claims and claim expense payments..........................        $380,955          $357,875         $345,642
        Amount attributable to catastrophes........................          25,200             5,700           21,000
                                                                           --------          --------         --------
           Excluding catastrophes..................................        $355,755          $352,175         $324,642
                                                                           ========          ========         ========

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

        Alternatively, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                                      Year Ended December 31,
                                                                            -----------------------------------------
                                                                             1998              1997           1996(1)
                                                                            -------           -------         -------
        Net income                      As reported................         $85,312           $83,576         $64,639
                                        Pro forma(2)...............         $83,175           $82,406         $64,639

        Basic net income per share      As reported................         $  1.97           $  1.82         $  1.38
                                        Pro forma..................         $  1.92           $  1.80         $  1.38

        Diluted net income per share    As reported................         $  1.95           $  1.80         $  1.36
                                        Pro forma..................         $  1.90           $  1.77         $  1.36

------------
(1)  No stock options were granted in 1996 (see also Note 5).
(2) The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.6% and 5.5%; dividend yield of 1.3% and 1.0%; expected lives of 10 years; and volatility of 26.2% and 15.8%.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     Income Taxes

        The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 1998, 1997 and 1996 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return and financial statement basis.

        Deferred tax assets and liabilities include provisions for unrealized investment gains and losses with the change for each period included in net unrealized gains and losses in shareholders' equity.

     Earnings Per Share

        Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The common stock equivalents relate to outstanding warrants, common stock options, Director Stock Plan units and Employee Stock Plan units.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

        The computations of income from continuing operations on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

                                                                                     Year Ended December 31,
                                                                            -----------------------------------------
                                                                             1998              1997            1996
                                                                            ------            ------          -------
        Basic - assumes no dilution:
        Income from continuing operations for the period...........         $85,312           $87,057         $73,802
                                                                            -------           -------         -------
        Weighted average number of common
           shares outstanding during the period....................          43,239            45,825          46,958
                                                                            -------           -------         -------

        Income from continuing operations per share - basic........         $  1.97           $  1.90         $  1.57
                                                                            =======           =======         =======

        Diluted - assumes full dilution:
        Income from continuing operations for the period...........         $85,312           $87,057         $73,802
                                                                            -------           -------         -------
        Weighted average number of common shares
           outstanding during the period...........................          43,239            45,825          46,958
        Weighted average number of common equivalent
           shares to reflect the dilutive effect of common
           stock equivalent securities:
               Warrants............................................              98               251             236
               Stock options.......................................             451               416             378
               Common stock units related to Deferred
                  Equity Compensation Plan for Directors...........              49                33               6
               Common stock units related to Deferred
                  Compensation Plan for Employees..................               1                 -               -
                                                                            -------           -------         -------
        Total common and common equivalent shares adjusted
           to calculate diluted earnings per share.................          43,838            46,525          47,578
                                                                            -------           -------         -------

        Income from continuing operations per share - diluted......         $  1.95           $  1.87         $  1.55
                                                                            =======           =======         =======

        Options to purchase 224,400 shares of common stock at $32.69 to $34.53 per share were granted during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire in 2008, were still outstanding at December 31, 1998.

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 1 - Summary of Significant Accounting Policies-(Continued)

        The components of comprehensive income were as follows:

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                            1998              1997             1996
                                                                           -------          --------         --------
        Net income.................................................        $85,312          $ 83,576         $ 64,639
                                                                           -------          --------         --------
        Other comprehensive income:
           Unrealized holding gains (losses) on fixed maturities
               and equity securities arising during period.........          3,855            55,299          (69,364)
           Less: reclassification adjustment for gains (losses)
               included in net income..............................         11,301             5,405            2,044
                                                                           -------          --------         --------
           Other comprehensive income, before tax..................         (7,446)           49,894          (71,408)
           Income tax expense (benefit)............................         (2,606)           17,463          (24,993)
                                                                           -------          --------         --------
               Total...............................................         (4,840)           32,431          (46,415)
                                                                           -------          --------         --------
                  Total comprehensive income.......................        $80,472          $116,007         $ 18,224
                                                                           =======          ========         ========

     Statements of Cash Flows

        For purposes of the statements of cash flows, cash constitutes cash on deposit at banks.

     Reclassification

        The Company has reclassified the presentation of certain prior period information to conform with the 1998 presentation.

NOTE 2 - Discontinued Operations

        In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. During the third quarter of 1997, the Company accelerated the timetable for its withdrawal from the group medical insurance business and had terminated 95% of that business by December 31, 1997. The remaining business was terminated as of August 31, 1998. As a result of the acceleration and higher-than-expected claims, net income for the year ended December 31, 1997 included a charge of $3,481 for anticipated additional losses during the remainder of the phase-out period, net of related income tax benefits of $1,874. The Company's results of operations for the year ended December 31, 1996 included an accrual of $3,883 for anticipated losses during the phase-out period net of related income tax recoverable of $2,091.

        At December 31, 1998, the following were attributable to the discontinued operations: $506 of investments, $470 of other assets, principally reinsurance recoverables, $823 of policy liabilities and $153 of other liabilities, including the provision for operating losses during the phase-out period.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 3 - Investments

     Net Investment Income

        The components of net investment income for the following periods were:

                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Fixed maturities...........................................        $185,271          $191,777           $190,836
        Short-term and other investments...........................          10,700            10,967             11,931
                                                                         ----------        ----------         ----------
           Total investment income.................................         195,971           202,744            202,767
        Less investment expenses...................................           4,248             3,816              4,160
                                                                         ----------        ----------         ----------
           Net investment income...................................        $191,723          $198,928           $198,607
                                                                         ==========        ==========         ==========

     Realized Investment Gains (Losses)

        Realized investment gains (losses) for the following periods were:

                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Fixed maturities...........................................       $ 10,537            $5,411             $1,052
        Short-term and other investments...........................           (629)              (71)             1,399
                                                                          --------            ------             ------
           Realized investment gains (losses)......................       $  9,908            $5,340             $2,451
                                                                          ========            ======             ======

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 3 - Investments-(Continued)

     Fixed Maturity Securities

        The amortized cost, unrealized investment gains and losses, and market values of investments in debt securities as of December 31, 1998, 1997 and 1996 were as follows:

                                                               Amortized        Unrealized       Unrealized        Market
                                                                 Cost              Gains           Losses          Value
                                                               ---------        ----------       ----------        ------
        As of December 31, 1998
           U.S. government and agency obligations
               Mortgage-backed securities.................    $  489,752         $ 17,741         $     24       $  507,469
               Other......................................       192,166            7,106              248          199,024
           Municipal bonds................................       301,751           17,430               40          319,141
           Foreign government bonds.......................        21,829            2,827              706           23,950
           Corporate bonds................................     1,180,452           59,118           12,047        1,227,523
           Other mortgage-backed securities...............       366,587            9,042            1,357          374,272
                                                              ----------         --------         --------       ----------
                  Totals..................................    $2,552,537         $113,264         $ 14,422       $2,651,379
                                                              ==========         ========         ========       ==========

        As of December 31, 1997
           U.S. government and agency obligations
               Mortgage-backed securities.................    $  521,485         $ 18,061         $    343       $  539,203
               Other......................................       222,797            5,249               44          228,002
           Municipal bonds................................       228,094           13,777              106          241,765
           Foreign government bonds.......................        26,397            1,714              442           27,669
           Corporate bonds................................     1,243,948           62,333            3,376        1,302,905
           Other mortgage-backed securities...............       292,817            6,624              191          299,250
                                                              ----------         --------         --------       ----------
                  Totals..................................    $2,535,538         $107,758         $  4,502       $2,638,794
                                                              ==========         ========         ========       ==========

        As of December 31, 1996
           U.S. government and agency obligations
               Mortgage-backed securities.................    $  644,197         $ 13,008         $  3,217       $  653,988
               Other......................................       257,498            2,436              431          259,503
           Municipal bonds................................       221,851            8,660              378          230,133
           Foreign government bonds.......................        34,684            1,340                1           36,023
           Corporate bonds................................     1,163,631           37,510           12,221        1,188,920
           Other mortgage-backed securities...............       287,216            4,600            1,871          289,945
                                                              ----------         --------         --------       ----------
                  Totals..................................    $2,609,077         $ 67,554         $ 18,119       $2,658,512
                                                              ==========         ========         ========       ==========

        The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 3 - Investments-(Continued)

     Maturity/Sales Of Investments

        The market value and amortized cost of fixed maturity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                          Percent of
                                                                         Total Market          Market          Amortized
                                                                             Value              Value            Cost
                                                                         ------------          ------          ---------
        Due in 1 year or less......................................           7.0%          $  186,892        $  185,819
        Due after 1 year through 5 years...........................          25.8              683,127           667,096
        Due after 5 years through 10 years.........................          31.8              842,744           813,405
        Due after 10 years through 20 years........................          17.3              459,594           437,439
        Due after 20 years.........................................          18.1              479,022           448,778
                                                                            -----           ----------        ----------
           Total...................................................         100.0%          $2,651,379        $2,552,537
                                                                            =====           ==========        ==========

        Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                                                                      Year Ended December 31,
                                                                           ---------------------------------------------
                                                                             1998               1997              1996
                                                                           --------           --------          --------
        Proceeds...................................................        $839,057          $1,116,201         $925,555
        Gross gains realized.......................................          18,081              13,444           11,378
        Gross losses realized......................................          (7,544)             (8,033)         (10,326)


     Unrealized Gains (Losses) on Fixed Maturities

        Net unrealized gains (losses) are computed as the difference between market and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                                                                      Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Unrealized gains (losses) on fixed maturities
           Beginning of period.....................................       $103,256           $ 49,435           $116,028
           End of period...........................................         98,842            103,256             49,435
                                                                          --------           --------           --------
               Increase (decrease) for the period..................         (4,414)            53,821            (66,593)
        Income taxes (benefit).....................................         (1,545)            18,837            (23,308)
                                                                          --------           --------           --------
        Increase (decrease) in net unrealized gains (losses)
           on fixed maturities before the valuation impact
           on deferred policy acquisition costs....................       $ (2,869)          $ 34,984           $(43,285)
                                                                          ========           ========           ========

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 3 - Investments-(Continued)

     Securities Lending

        The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 1998 and 1997, fixed maturities with a fair value of $87,392 and $60,388, respectively, were loaned. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Effective beginning in 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," required the securities lending collateral to be classified as investments with a corresponding liability included in Other Liabilities in the Company's consolidated balance sheet. Restatement of prior period financial statements to show consistent presentation in earlier years was not permitted.

     Investment in Entities Exceeding 10% of Shareholders' Equity

        At December 31, 1998 and 1997, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the United States Government and government agencies and authorities. At December 31, 1996, the Company's investment portfolio included $51,972 of fixed maturity securities issued by Ford Motor Company and its affiliates representing 10.7% of shareholders' equity at that date.

     Deposits

        At December 31, 1998, securities with a carrying value of $13,178 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4 - Debt and Warrants

        Indebtedness and scheduled maturities at December 31, 1998, 1997 and 1996 consisted of the following:

                                                              Effective                             December 31,
                                                              Interest       Final         ------------------------------
                                                                Rates       Maturity       1998         1997         1996
                                                              ---------     --------       ----         ----         ----
        Short-term debt:
           Bank Credit Facility...........................    Variable        2001       $ 50,000     $ 42,000     $ 34,000
        Long-term debt:
           6 5/8% Senior Notes, Face amount less unaccrued
               discount of $363, $401
               and $436, respectively.....................      6.7%          2006         99,637       99,599       99,564
           4%/6 1/2% Convertible Notes,
               redeemed February 1996.....................      5.7%          1999              -            -            -
                                                                                         --------     --------     --------
                  Total...................................                               $149,637     $141,599     $133,564
                                                                                         ========     ========     ========

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 4 - Debt and Warrants-(Continued)

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

     Bank Credit Facility

        The Bank Credit Facility provides for unsecured borrowings of up to $65,000. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 0.325% at December 31, 1998). The unused portion of the Bank Credit Facility is subject to a variable commitment fee which was 0.125% on an annual basis at December 31, 1998. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company's obligations under the Bank Credit Facility are unsecured.

     4%/6 1/2% Convertible Notes ("Convertible Notes")

        All of the outstanding Convertible Notes were redeemed on February 6, 1996 at an aggregate cost of $102,890. The early redemption of the Convertible Notes resulted in a charge to 1996 income of $1,319 ($857 net of tax benefits).

     Warrants

        During 1998, the Company repurchased 61.8% of its then outstanding warrants, representing 173,713 shares of the Company's common stock, for $4,959. At December 31, 1998, warrants to purchase 107,537 shares of the Company's common stock at $2.70 per share were outstanding. Warrants to purchase 281,250 shares of the Company's common stock at $2.70 per share were outstanding at December 31, 1997 and 1996.

     Covenants

        The Company is in compliance with all of the covenants contained in the Senior Notes indenture and the Bank Credit Facility Agreement.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 5 - Shareholders' Equity and Stock Options

     Share Repurchase Program

        During 1998, the Company repurchased 2,286,800 shares, 5% of the Company's outstanding shares on December 31, 1997, at an aggregate cost of $71,631 under its stock repurchase program. Of the amount purchased, $8,210 completed the $100 million share repurchase authorization announced in February 1997. The remainder were acquired under an additional $100 million share repurchase authorization announced in January 1998. Since early 1997, 6,007,400 shares, or 13% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $163,421, equal to an average cost of $27.20 per share. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through use of cash and, if needed, the Bank Credit Facility.

     Authorization of Preferred Stock

        In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 1998, 1997 and 1996.

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

        In connection with the equity put described in the preceding paragraph, the Board of Directors has designated a series of preferred stock to be available for use in the put. The Series so designated is Series A Cumulative Convertible Preferred Stock (the "Series A Stock") and 100,000 shares have been assigned to this series. None are currently issued or outstanding. The Series A Stock is dividend paying, at a floating rate which varies with movements in the London Interbank Offered Rate and with changes in the risk rating of the Series A Stock as determined by Standard & Poor's Corporation. The Series A Stock does not require any sinking fund or similar mechanism regarding payment of such dividends. Beginning on the fourth anniversary of the issuance of Series A Stock, the holders thereof have the right to demand conversion of the Series A Stock into common stock of the Company at a conversion rate based on then prevailing

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

market prices for the common stock; however, upon receipt of a conversion demand, the Company has the right to redeem the Series A Stock prior to such conversion. The Series A Stock has liquidation rights which place the Series A Stock ahead of the common stock in priority. The Series A Stock has no voting rights other than the requirement that the Series A Stock approve any changes in the Series A Stock, the creation of any other class of stock on a par with or superior to the Series A Stock and certain extraordinary transactions such as certain mergers involving the Company.

     Director Stock Plan

        In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 1998, 1997 and 1996, 48,689 units, 32,685 units and 18,393 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

     Employee Stock Plan

        In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees ("Employee Stock Plan"). Shares of the Company's common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 1998, 2,489 units were outstanding under this plan representing an equal number of common shares to be issued in the future, and no units were outstanding as of December 31, 1997.

     Stock Options

        In 1991, the shareholders approved the 1991 Stock Incentive Plan (the "1991 Plan") and reserved 4 million shares of common stock for issuance under the 1991 Plan. Under the 1991 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and certain directors. The options are exercisable in installments beginning in the first year from the date of grant and expiring 10 years from the date of grant.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

        Changes in outstanding options and shares available for grant were as follows:

                                                                                                Options
                                       Weighted Average     Range of        ---------------------------------------------
                                         Option Price     Option Prices                        Vested and       Available
                                           per Share        per Share       Outstanding       Exercisable       for Grant
                                       ----------------   -------------     -----------       -----------       ---------
        At December 31, 1995............     $11.24      $  9.00-$15.15      2,278,044         2,041,794        1,658,000
                                                                             ---------         ---------        ---------
           Vested.......................                 $ 11.12-$15.15              -           211,250                -
           Exercised....................     $11.04      $  9.00-$15.15       (471,938)         (471,938)               -
                                                                             ---------         ---------        ---------

        At December 31, 1996............     $11.29      $  9.00-$15.15      1,806,106         1,781,106        1,658,000
                                                                             ---------         ---------        ---------
           Granted......................     $22.87      $ 22.42-$27.46        224,400            56,100         (224,400)
           Vested.......................                 $ 11.12-$12.03              -            15,000                -
           Exercised....................     $12.28      $  9.00-$22.42       (731,924)         (731,924)               -
                                                                             ---------         ---------        ---------

        At December 31, 1997............     $12.73      $  9.00-$27.46      1,298,582         1,120,282        1,433,600
                                                                             ---------         ---------        ---------
           Granted......................     $33.70      $ 29.21-$34.53        233,950            65,462         (233,950)
           Vested.......................                 $ 11.12-$27.46              -            65,350                -
           Exercised....................     $12.79      $  9.00-$33.87       (113,682)         (113,682)               -
           Canceled.....................     $15.15              $15.15        (30,000)          (30,000)          30,000
                                                                             ---------         ---------        ---------

        At December 31, 1998............     $16.21      $  9.00-$34.53      1,388,850         1,107,412        1,229,650
                                                                             =========         =========        =========

        As of December 31, 1998, the weighted average life of vested and exercisable options was 4.0 years and the weighted average price of such options was $12.84 per option. The weighted average prices of vested and exercisable options as of December 31, 1997 and 1996 were $11.05 and $11.29, respectively.

NOTE 6 - Income Taxes

        The federal income tax liabilities and recoverables included in other liabilities and other assets, respectively, in the consolidated balance sheets as of December 31, 1998, 1997 and 1996 were as follows:

                                                                                           December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Current liability (asset)..................................       $ (2,971)          $(7,615)            $27,995
        Deferred liability.........................................         21,549            35,530               7,193

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 6 - Income Taxes-(Continued)

        Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The "temporary differences" that give rise to the deferred tax balances at December 31, 1998, 1997 and 1996 were as follows:

                                                                                            December 31,
                                                                           ---------------------------------------------
                                                                             1998              1997               1996
                                                                           --------          --------            -------
        Deferred tax assets
           Discounting of unpaid claims and
               claims expense tax reserves.........................         $ 8,277           $ 3,087            $ 8,066
           Life insurance future policy benefit reserve revaluation          21,346            19,282             22,436
           Unearned premium reserve reduction......................          12,037            11,248             10,528
           Postretirement benefits other than pension..............           9,102             8,406              8,003
           Other, net..............................................           3,181               600                  -
                                                                            -------           -------            -------
                  Total gross deferred tax assets..................          53,943            42,623             49,033
                                                                            -------           -------            -------
        Deferred tax liabilities
           Unrealized gains on securities..........................          30,867            33,473             16,010
           Amortization of intangible assets.......................          18,197            19,831             20,074
           Deferred policy acquisition costs.......................          26,428            24,849             19,982
           Other, net..............................................               -                 -                160
                                                                            -------           -------            -------
                  Total gross deferred tax liabilities.............          75,492            78,153             56,226
                                                                            -------           -------            -------
                     Net deferred tax liability....................         $21,549           $35,530            $ 7,193
                                                                            =======           =======            =======

        Based on the Company's historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

        The components of federal income tax expense (benefit) were as follows:

                                                                                     Year Ended December 31,
                                                                          ---------------------------------------------
                                                                            1998               1997              1996
                                                                          --------            -------           -------
        Current....................................................       $ 42,844            $21,707           $27,502
        Deferred...................................................        (11,375)            10,874              (685)
                                                                          --------            -------           -------
           Total tax expense before discontinued operations........       $ 31,469            $32,581           $26,817
                                                                          ========            =======           =======

        Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

                                                                                     Year Ended December 31,
                                                                           --------------------------------------------
                                                                            1998              1997               1996
                                                                           -------           -------            -------
        Expected federal tax on income
           from continuing operations..............................        $40,874           $41,873            $35,217
        Add (deduct) tax effects of:
           Tax-exempt interest.....................................         (3,706)           (3,310)            (3,322)
           Goodwill................................................            566               566                566
           Acquisition related benefits and other, net.............         (6,265)           (6,548)            (5,644)
                                                                           -------           -------            -------
        Income tax expense provided on income
           from continuing operations..............................        $31,469           $32,581            $26,817
                                                                           =======           =======            =======

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 6 - Income Taxes-(Continued)

        The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and is currently conducting an audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company has realized in the past will not be available to the Company after 1998. In addition, in the course of the current audit, the IRS is taking the position thus far that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs. The Company's tax advisors, KPMG LLP, concur with the Company's interpretation of the RARs. The outcome of this matter is uncertain. Therefore, the Company has not accrued a liability in the financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be less than 5% of the Company's shareholders' equity as of December 31, 1998. Such additional taxes, if any, would increase the Company's income tax expense and effective corporate tax rate only in the year of payment of such taxes.

NOTE 7 - Fair Value of Financial Instruments

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

        Investments - For fixed maturities and short-term and other investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities, adjusted for differences between the quoted securities and the securities being valued. The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities. The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. The carrying value of real estate is an estimate of fair value based on discounted cash flows from operations.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 7 - Fair Value of Financial Instruments-(Continued)

        Annuity Contract Liabilities and Policyholder Account Balances on Interest-sensitive Life Contracts - The fair values of annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates earned on its investments) including an adjustment for risk that the timing or amount of cash flows will vary from management's estimate.

        Other Policyholder Funds - Other policyholder funds are supplementary contract reserves and dividend accumulations which represent deposits that do not have defined maturities. The carrying value of these funds is used as a reasonable estimate of fair value.

        Long-term Debt - The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

        The carrying amounts and fair values of financial instruments at December 31, 1998, 1997 and 1996 consisted of the following:

                                                                                    December 31,
                                                      --------------------------------------------------------------------
                                                              1998                     1997                    1996
                                                      -------------------     -------------------     --------------------
                                                      Carrying      Fair      Carrying      Fair      Carrying      Fair
                                                       Amount       Value      Amount       Value      Amount       Value
                                                      --------      -----     --------      -----     --------      -----
        Financial Assets
           Investments
               Fixed maturities..................    $2,651,379  $2,651,379  $2,638,794  $2,638,794  $2,658,512  $2,658,512
               Short-term and other investments..       102,049     105,859     130,252     133,844     125,824     128,921
               Short-term investments,
                  loaned securities collateral...        87,392      87,392           -           -           -           -
                                                     ----------  ----------  ----------  ----------  ----------  ----------
                     Total investments...........     2,840,820   2,844,630   2,769,046   2,772,638   2,784,336   2,787,433
           Cash..................................        12,044      12,044         353         353      13,704      13,704

        Financial Liabilities
           Policyholder account balances on
               interest-sensitive life contracts.        91,719      89,576      91,322      84,034      89,987      83,712
           Annuity contract liabilities..........     1,239,234   1,142,859   1,245,459   1,112,479   1,286,110   1,136,494
           Other policyholder funds..............       124,820     124,820     122,107     122,107     118,549     118,549
           Short-term debt.......................        50,000      50,000      42,000      42,000      34,000      34,000
           Long-term debt........................        99,637     101,525      99,599      99,580      99,564      96,500

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 8 - Statutory Surplus and Subsidiary Dividend Restrictions

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

        Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying financial statements are as follows:

                                                                                            December 31,
                                                                          ---------------------------------------------
                                                                            1998               1997              1996
                                                                          --------           --------          --------
        Statutory capital and surplus of insurance subsidiaries....       $ 363,130          $ 355,357         $ 377,337
        Increase (decrease) due to:
           Deferred policy acquisition costs.......................         101,658             85,883            75,071
           Difference in policyholder reserves.....................          (2,498)               334            (4,054)
           Goodwill................................................          52,250             53,868            55,486
           Value of acquired insurance in force....................          48,805             54,108            63,152
           Liability for postretirement benefits, other than pensions       (25,702)           (24,574)          (22,877)
           Investment market value
               adjustments on fixed maturities.....................          98,842            103,256            49,435
           Difference in investment reserves.......................          33,733             27,994            36,967
           Federal income tax liability............................         (15,611)           (24,839)           (3,599)
           Liability for discontinued operations, net of tax benefits             -             (2,031)           (3,883)
           Non-admitted assets and other, net......................           2,466              3,301             4,070
           Shareholders' equity of parent company and
               non-insurance subsidiaries..........................         (10,813)            14,914            (9,146)
           Parent company short-term and long-term debt............        (149,637)          (141,599)         (133,564)
                                                                          ---------          ---------         ---------
               Shareholders' equity as reported herein.............       $ 496,623          $ 505,972         $ 484,395
                                                                          =========          =========         =========

                                                                                      Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------

        Statutory net income of insurance subsidiaries.............       $  67,865          $  82,771         $  72,924
        Net loss of non-insurance companies........................            (380)            (1,307)           (2,417)
        Interest expense...........................................          (9,487)            (9,412)          (10,517)
        Tax benefit of interest expense and other
           parent company current tax adjustments..................           2,893              7,565             5,372
                                                                          ---------          ---------         ---------
        Combined net income........................................          60,891             79,617            65,362
        Increase (decrease) due to:
           Deferred policy acquisition costs.......................          18,408             15,952            11,973
           Policyholder benefits...................................           1,852              2,527               826
           Federal income tax expense (benefit)....................           5,256             (6,888)            2,137
           Amortization of intangible assets.......................          (6,921)           (10,662)          (11,205)
           Investment reserves.....................................           6,061              1,316               366
           Loss on group medical business, net of tax benefits.....           1,738              1,849            (3,883)
           Other adjustments, net..................................          (1,973)              (135)             (937)
                                                                          ---------          ---------         ---------
               Net income as reported herein.......................       $  85,312          $  83,576         $  64,639
                                                                          =========          =========         =========

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 8 - Statutory Surplus and Subsidiary Dividend Restrictions-(Continued)

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

        The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The maximum dividend which may be paid by the insurance subsidiaries to HMEC during 1999 without prior approval is approximately $67 million.

        The NAIC has adopted risk-based capital guidelines that establish minimum levels of statutory capital and surplus based on risk assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements will have no negative regulatory impact on the Company's insurance subsidiaries.

NOTE 9 - Pension Plans and Other Postretirement Benefits

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

        Employees of the Company are also eligible to participate in the Supplemental Retirement and Savings Plan, a 401(k) plan, and may generally contribute up to 10% of eligible compensation on a before tax basis. The Company contributes an amount equal to 50% of the first 6% of eligible compensation contributed each month by participating employees.

        Total pension expense was $9,471, $8,885 and $7,855 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Defined Contribution Plan

        Pension benefits under the defined contribution plan were fully funded and investments were set aside in a trust fund. Contributions to employees' accounts under the defined contribution plan, which were expensed in the Company's statements of operations, and total plan assets were as follows:

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             1998              1997            1996
                                                                           --------          --------        --------
        Contributions to employees accounts........................        $  5,919          $  5,645        $  5,199
        Total assets at the end of the year........................          77,820            70,762          62,113

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

     Defined Benefit Plan and Supplemental Retirement Plans

        The following table summarizes both the funding status of the defined benefit and supplemental retirement pension plans at the end of each year and identifies the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

                                                                                                    Supplemental
                                                                  Defined Benefit Plan           Retirement Plans
                                                              --------------------------     --------------------------
                                                                       December 31,                 December 31,
                                                              --------------------------     --------------------------
                                                              1998       1997       1996     1998       1997       1996
                                                              ----       ----       ----     ----       ----       ----
        Change in benefit obligation:
           Benefit obligation at beginning of year........  $43,354    $39,365    $40,586   $ 5,606   $ 5,258    $ 4,888
           Service cost...................................    1,563      1,724      1,687       341       263        353
           Interest cost..................................    3,081      2,938      2,779       382       363        320
           Actuarial (gain) loss..........................    5,058      1,925     (3,123)      (65)     (216)      (262)
           Benefits paid..................................   (3,610)    (2,598)    (2,564)      (74)      (62)       (41)
                                                            -------    -------    -------   -------   -------    -------
           Benefit obligation at end of year..............  $49,446    $43,354    $39,365   $ 6,190   $ 5,606    $ 5,258
                                                            =======    =======    =======   =======   =======    =======

        Change in plan assets:
           Fair value of plan assets at beginning of year.  $46,097    $42,262    $41,137   $     -   $     -    $     -
           Actual return on plan assets...................    8,089      6,433      3,689         -         -          -
           Employer contributions.........................        -          -          -        74        62         41
           Benefits paid..................................   (3,610)    (2,598)    (2,564)      (74)      (62)       (41)
                                                            -------    -------    -------   -------   -------    -------
           Fair value of plan assets at end of year.......  $50,576    $46,097    $42,262   $     -   $     -    $     -
                                                            =======    =======    =======   =======   =======    =======

        Funded status.....................................  $ 1,130    $ 2,743    $ 2,897   $(6,190)  $(5,606)   $(5,258)
        Unrecognized net actuarial (gain) loss............    1,426        488      1,358    (1,255)   (1,418)    (1,342)
        Unrecognized prior service (asset) cost...........   (4,424)    (5,035)    (5,645)    2,582     2,895      3,209
                                                            -------    -------    -------   -------   -------    -------
        Accrued benefit cost included
           in the consolidated balance sheets.............   (1,868)    (1,804)    (1,390)   (4,863)   (4,129)    (3,391)
        Additional liability to recognize unfunded
           accumulated benefit obligation.................        -          -          -         -    (1,219)    (1,474)
                                                            -------    -------    -------   -------   -------    -------
        Accrued benefit cost..............................  $(1,868)   $(1,804)   $(1,390)  $(4,863)  $(5,348)   $(4,865)
                                                            =======    =======    =======   =======   =======    =======

        Amounts recognized in the statement of financial
         position consist of:
               Accrued benefit cost.......................  $(1,868)   $(1,804)   $(1,390)  $(4,863)  $(4,129)   $(3,391)
               Minimum liability..........................        -          -          -    (1,107)   (1,219)    (1,474)
               Intangible asset...........................        -          -          -     1,107     1,219      1,474
                                                            -------    -------    -------   -------   -------    -------
                  Net amount recognized...................  $(1,868)   $(1,804)   $(1,390)  $(4,863)  $(4,129)   $(3,391)
                                                            =======    =======    =======   =======   =======    =======

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

                                                                                                 Supplemental
                                                                Defined Benefit Plan           Retirement Plans
                                                                --------------------           ----------------
                                                               Year Ended December 31,      Year Ended December 31,
                                                              ------------------------    ---------------------------
                                                              1998      1997      1996     1998       1997       1996
                                                              ----      ----      ----     ----       ----       ----
        Components of net periodic benefit cost:
           Service cost...................................  $ 1,563   $ 1,724   $ 1,686   $ 341      $ 263       $353
           Interest cost..................................    3,081     2,938     2,779     382        363        320
           Expected return on plan assets.................   (3,969)   (3,638)   (3,547)      -          -          -
           Amortization of prior service cost.............     (611)     (610)     (610)    313        313        313
           Recognized net actuarial loss..................        -         -        20    (228)      (139)       (78)
                                                            -------   -------   -------   -----      -----       ----
               Net periodic benefit cost..................  $    64   $   414   $   328   $ 808      $ 800       $908
                                                            =======   =======   =======   =====      =====       ====

        Weighted-average assumptions
           as of December 31:
               Discount rate..............................     6.75%     7.25%     7.50%   6.75%      7.25%      7.50%
               Expected return on plan assets.............     8.75%     8.75%     8.75%      *          *          *
               Rate of salary increase....................     4.00%     4.00%     4.00%   4.00%      4.00%      4.00%

-------------
*   Not applicable.

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

        The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 1998, 1997 and 1996 reconciled with amounts recognized in the Company's statement of financial position:

                                                                                            December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Change in accumulated postretirement benefit obligation:
           Accumulated postretirement benefit
               obligation at beginning of year.......................     $ 29,584          $ 25,153           $ 23,050
           Changes during fiscal year
               Service cost..........................................          552               845                801
               Interest cost.........................................        2,043             1,995              1,752
               Benefits paid.........................................       (1,231)           (1,265)            (1,812)
               Actuarial (gain) loss
                  Change due to a change in assumptions..............        3,144               446             (1,527)
                  Change due to demographic changes..................          165               219              2,889
                  Valuation model enhancements.......................            -             2,191                  -
                                                                          --------          --------           --------
                     Total...........................................        3,309             2,856              1,362
                                                                          --------          --------           --------
           Accumulated postretirement benefit
               obligation at end of year.............................     $ 34,257          $ 29,584           $ 25,153
                                                                          ========          ========           ========

        Unfunded status..............................................     $(34,257)         $(29,584)          $(25,153)
        Unrecognized net loss from past
           experience different from that assumed....................        8,236             5,010              2,276
                                                                          --------          --------           --------
               Accrued postretirement benefit cost...................     $(26,021)         $(24,574)          $(22,877)
                                                                          ========          ========           ========

                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Components of net periodic benefit cost:
           Service cost..............................................     $    552          $    845           $    801
           Interest cost.............................................        2,043             1,995              1,752
           Amortization of prior (gains) losses......................           83               122                 93
                                                                          --------          --------           --------
               Net periodic benefit cost.............................     $  2,678          $  2,962           $  2,646
                                                                          ========          ========           ========

     Sensitivity Analysis

        A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as follows:


                                                                                            December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Accumulated postretirement benefit obligations
           Effect of a one percentage point increase.................      $ 1,379          $  2,038           $  1,733
           Effect of a one percentage point decrease.................       (1,351)           (1,907)            (1,621)

        Service and interest cost components of the net
           periodic postretirement benefit expense
               Effect of a one percentage point increase.............      $   203          $    198           $    122
               Effect of a one percentage point decrease.............         (177)             (185)              (116)

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

        The assumed annual rates of increase in the per capita cost of covered benefits for participants in the plan who retired prior to January 1, 1994 were 6.4%, 6.8% and 7.8% as of December 31, 1998, 1997 and 1996, respectively, and 7.5% in 1999 grading down to 5.0% in 2004 and thereafter. For those participants retiring after December 31, 1993, benefits are provided at a level amount of $10.00 per month per year of employment. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75%, 7.25% and 7.50% at December 31, 1998, 1997 and 1996, respectively.

NOTE 10 - Reinsurance

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

        The total amounts of reinsurance recoverable on unpaid claims classified as assets and reported in other assets in the balance sheets were as follows:

                                                                                           December 31,
                                                                           -------------------------------------------
                                                                            1998               1997             1996
                                                                           -------            -------          -------
        Reinsurance Recoverables on Unpaid Claims
           Life and health.........................................        $ 3,890            $ 3,326          $ 2,863
           Property and casualty
               State insurance facilities..........................         35,988             25,968           24,445
               Other insurance companies...........................         19,902             15,356            9,617
                                                                           -------            -------          --------
                  Total............................................        $59,780            $44,650          $36,925
                                                                           =======            =======          =======

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 10 - Reinsurance-(Continued)

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

                                                                                Ceded to         Assumed
                                                                Gross             Other         from State
                                                                Amount          Companies       Facilities            Net
                                                               --------         ---------       -----------           ---
        Year ended December 31, 1998
           Premiums written...............................     $832,231          $27,174           $22,730         $827,787
           Premiums earned................................      583,637           26,024            20,199          577,812
           Benefits, claims and
               settlement expenses........................      420,788           41,284            16,824          396,328

        Year ended December 31, 1997
           Premiums written...............................      775,964           23,535            18,890          771,319
           Premiums earned................................      542,605           22,572            22,679          542,712
           Benefits, claims and
               settlement expenses........................      371,220           34,365            22,586          359,441

        Year ended December 31, 1996
           Premiums written...............................      699,701           23,214            28,345          704,832
           Premiums earned................................      497,705           23,887            28,881          502,699
           Benefits, claims and
               settlement expenses........................      347,352           32,159            31,498          346,691

        There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 1998. Past due reinsurance recoverables as of December 31, 1998 were not material.

NOTE 11 - Contingencies

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

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 12 - Supplementary Data on Cash Flows

        A reconciliation of net income to net cash provided by operating activities as presented in the consolidated statements of cash flows is as follows:

                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
        Cash flows from operating activities
           Net income..............................................      $  85,312         $  83,576           $  64,639
           Adjustments to reconcile net income to net
               cash provided by operating activities:
                  Realized investment gains........................         (9,908)           (5,340)             (2,451)
                  Depreciation and amortization....................          5,342            10,605              13,050
                  Increase in insurance liabilities................         74,900            61,837              74,621
                  (Increase) decrease in premium receivables.......         (2,296)            4,083             (14,397)
                  Increase in deferred policy acquisition costs....        (18,408)          (15,932)            (11,973)
                  Increase in accrued interest expense.............              9                 1               1,769
                  Increase in reinsurance recoverable..............         (1,997)           (2,744)             (2,030)
                  Increase (decrease) in federal
                     income tax liabilities........................         (6,731)          (24,735)             12,136
                  Increase (decrease) in accrued loss
                     on discontinued operations....................         (2,689)           (2,833)              5,974
                  Loss from early retirement of debt...............              -                 -               1,319
                  Other............................................          5,232            (4,082)             (3,443)
                                                                        ----------         ---------           ---------
                     Total adjustments.............................         43,454            20,860              74,575
                                                                        ----------         ---------           ---------
                         Net cash provided by operating activities.     $  128,766         $ 104,436           $ 139,214
                                                                        ==========         =========           =========

        The Company's early retirement of debt in 1996 resulted in noncash financing benefits of $1,571.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 13 - Segment Information

        Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 specifies the presentation and disclosure of operating segment information reported in the annual and interim reports issued to shareholders and requires that reported segment information be consistent with what the Company's management uses to make operating decisions and assess performance. The adoption of SFAS No. 131 had no effect on the financial position, results of operations, or liquidity of the Company. Adoption of SFAS No. 131 also resulted in no changes in the way the Company has reported its segment results with the exception of realized investment gains and losses which are managed in the aggregate and accordingly have been reclassified to the Corporate and Other segment. Segment information for prior periods has been restated to conform to this presentation.

        The Company's operations include the following operating segments which have been determined on the basis of insurance products sold: property and casualty, annuity and life insurance. The property and casualty insurance segment includes primarily personal lines automobile and homeowners products. The annuity segment includes primarily fixed and variable tax-qualified annuity products. The life insurance segment includes primarily interest-sensitive life and traditional life products.

        The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the Corporate and Other segment to the property and casualty, annuity and life segments, on a cost basis. Operating income is equal to income from continuing operations before the after tax impact of realized investment gains and losses and debt retirement costs.

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 13 - Segment Information-(Continued)

        Summarized financial information for these segments is as follows:

                                                                                      Year Ended December 31,
                                                                           -------------------------------------------
                                                                            1998               1997              1996
                                                                           ------             ------            ------
        Insurance premiums and contract charges earned
           Property and casualty...................................     $   476,458        $   447,252       $   413,219
           Annuity.................................................          15,556             12,597             9,191
           Life....................................................          85,798             82,863            80,289
                                                                        -----------        -----------       -----------
                  Total............................................     $   577,812        $   542,712       $   502,699
                                                                        ===========        ===========       ===========

        Net investment income
           Property and casualty...................................     $    38,900        $    41,702       $    46,363
           Annuity.................................................         107,698            113,135           111,476
           Life....................................................          45,453             43,707            41,712
           Corporate and other.....................................             761              1,487               172
           Intersegment eliminations...............................          (1,089)            (1,103)           (1,116)
                                                                        -----------        -----------       -----------
                  Total............................................     $   191,723        $   198,928       $   198,607
                                                                        ===========        ===========       ===========

        Net income
           Operating income
               Property and casualty...............................     $    53,282        $    61,319       $    53,936
               Annuity.............................................          23,048             19,301            16,381
               Life................................................          12,345             12,934            12,130
               Corporate and other, including interest expense.....          (9,803)            (9,968)           (9,381)
                                                                        -----------        -----------       -----------
                  Total operating income...........................          78,872             83,586            73,066
           Realized investment gains, after tax....................           6,440              3,471             1,593
           Debt retirement costs, after tax........................               -                  -              (857)
                                                                        -----------        -----------       -----------
           Income from continuing operations.......................          85,312             87,057            73,802
           Discontinued operations:
               Loss on operations..................................               -                  -            (5,280)
               Loss on discontinuation.............................               -             (3,481)           (3,883)
                                                                        -----------        -----------       -----------
                  Total............................................     $    85,312        $    83,576       $    64,639
                                                                        ===========        ===========       ===========

        Amortization of intangible assets
           Value of acquired insurance in force
               Property and casualty...............................     $     1,032        $     1,032       $     1,032
               Annuity.............................................           1,996              5,563             5,906
               Life................................................           2,275              2,449             2,649
                                                                        -----------        -----------       -----------
                  Subtotal.........................................           5,303              9,044             9,587
           Goodwill................................................           1,618              1,618             1,618
                                                                        -----------        -----------       -----------
                  Total............................................     $     6,921        $    10,662       $    11,205
                                                                        ===========        ===========       ===========

                                                                                          December 31,
                                                                           -------------------------------------------
                                                                            1998               1997              1996
                                                                           ------             ------            ------
        Assets
           Property and casualty...................................      $  737,260         $  742,487        $  797,871
           Annuity.................................................       2,730,092          2,531,309         2,243,278
           Life....................................................         863,864            777,488           738,521
           Corporate and other.....................................          95,579            125,624           109,841
           Intersegment eliminations...............................         (31,315)           (44,996)          (28,485)
                                                                         ----------         ----------        ----------
                  Total............................................      $4,395,480         $4,131,912        $3,861,026
                                                                         ==========         ==========        ==========

                       HORACE MANN EDUCATORS CORPORATION

                        December 31, 1998, 1997 and 1996

                 (Amounts in thousands, except per share data)


NOTE 14 - Unaudited Interim Information

        Summary quarterly financial data is presented below.

                                                                                  Three Months Ended
                                                            --------------------------------------------------------------
                                                            December 31,      September 30,      June 30,        March 31,
                                                            ------------      -------------      --------        ---------
1998
----
Insurance premiums written and contract deposits..........     $211,082         $209,686         $210,065        $196,954
Total revenues............................................      192,292          196,564          194,489         196,098
Income from continuing operations.........................       22,271           24,934           15,648          22,459
Net income................................................       22,271           24,934           15,648          22,459
Per share information
     Basic
        Realized investment gains, after tax..............     $  (0.05)        $   0.06         $   0.04        $   0.10
        Income from continuing operations.................         0.52             0.58             0.36            0.51
        Net income........................................         0.52             0.58             0.36            0.51
     Diluted
        Realized investment gains, after tax..............     $  (0.05)        $   0.06         $   0.05        $   0.09
        Income from continuing operations.................         0.52             0.57             0.36            0.50
        Net income........................................         0.52             0.57             0.36            0.50

1997
----
Insurance premiums written and contract deposits..........     $207,485         $188,911         $195,053        $179,870
Total revenues............................................      192,386          185,934          186,597         182,063
Income from continuing operations.........................       25,284           21,477           20,896          19,400
Discontinued operations, after tax........................            -           (3,481)               -               -
Net income................................................       25,284           17,996           20,896          19,400
Per share information
     Basic
        Realized investment gains, after tax..............     $   0.03         $   0.03         $   0.01        $   0.01
        Income from continuing operations.................         0.56             0.48             0.45            0.41
        Net income........................................         0.56             0.40             0.45            0.41
     Diluted
        Realized investment gains, after tax..............         0.03             0.02             0.01            0.01
        Income from continuing operations.................         0.56             0.46             0.45            0.40
        Net income........................................         0.56             0.39             0.45            0.40

1996
----
Insurance premiums written and contract deposits..........     $183,938         $180,551         $176,395        $163,948
Total revenues............................................      180,026          175,475          174,407         173,849
Income from continuing operations.........................       21,387           17,892           18,097          16,426
Discontinued operations, after tax........................       (5,586)          (1,568)          (1,016)           (993)
Net income................................................       15,801           16,324           17,081          15,433
Per share information
     Basic
        Realized investment gains (losses), after tax.....     $  (0.01)               -         $   0.01        $   0.03
        Income from continuing operations.................         0.45         $   0.38             0.39            0.35
        Net income........................................         0.34             0.35             0.36            0.33
     Diluted
        Realized investment gains (losses), after tax.....            -            (0.01)            0.01            0.03
        Income from continuing operations.................         0.45             0.37             0.38            0.35
        Net income........................................         0.33             0.35             0.36            0.32

                                                                      SCHEDULE 1
                       HORACE MANN EDUCATORS CORPORATION

        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                               December 31, 1998

                             (Amounts in thousands)

                                                                                                                 Amount
                                                                                                                shown in
                                                                                              Market             Balance
                     Type of Investments                                   Cost(1)             Value              Sheet
                     -------------------                                   -------            ------            --------
Fixed maturities:
     U.S. Government and U.S. Government agencies
        and authorities............................................       $  681,918         $  706,493        $  706,493
     States, municipalities and political subdivisions.............          301,751            319,141           319,141
     Foreign government bonds......................................           21,829             23,950            23,950
     Public utilities..............................................            6,002              6,907             6,907
     Other corporate bonds.........................................        1,541,037          1,594,888         1,594,888
                                                                          ----------         ----------        ----------

           Total fixed maturity securities.........................        2,552,537         $2,651,379         2,651,379
                                                                                             ==========

Mortgage loans and real estate.....................................           26,192                XXX            26,192
Short-term investments.............................................           20,915                XXX            20,915
Short-term investments, loaned securities collateral...............           87,392                XXX            87,392
Policy loans and other ............................................           54,817                XXX            54,942
                                                                          ----------                           ----------

           Total investments.......................................       $2,741,853                XXX        $2,840,820
                                                                          ==========                           ==========

-----------
(1) Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.


                 See accompanying Independent Auditors' Report.

                                                                  SCHEDULE II
                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS
                     As of December 31, 1998, 1997 and 1996
                   (Amounts in thousands, except share data)


                                                                            1998               1997               1996
                                                                          --------           --------           --------
                                                             ASSETS

Investments and cash...............................................     $     5,580        $    19,271       $    13,339
Investment in subsidiaries.........................................         589,964            574,009           547,889
Other assets.......................................................          53,989             57,911            71,277
                                                                        -----------        -----------       -----------

        Total assets...............................................     $   649,533        $   651,191       $   632,505
                                                                        ===========        ===========       ===========


                                   LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Mortgage loan payable to subsidiary................................     $         -        $         -       $    10,834
Short-term debt....................................................          50,000             42,000            34,000
Long-term debt.....................................................          99,637             99,599            99,564
Other liabilities..................................................           3,053              3,043             3,135
                                                                        -----------        -----------       -----------

        Total liabilities..........................................         152,690            144,642           147,533
                                                                        -----------        -----------       -----------

Warrants, subject to redemption....................................             220                577               577
                                                                        -----------        -----------       -----------

Preferred stock, $0.001 par value, authorized
     1,000,000 shares; none issued.................................               -                  -                 -
Common stock, $0.001 par value, authorized 75,000,000
     shares; issued, 1998, 59,274,690; 1997, 59,161,008;
     1996, 58,426,796..............................................              59                 59                58
Additional paid-in capital.........................................         336,686            340,564           330,234
Retained earnings..................................................         420,274            349,274           278,669
Accumulated other comprehensive income (net unrealized
     gains on fixed maturities and equity securities)..............          57,327             62,167            29,736
Treasury stock, at cost, 1998, 17,183,596 shares; 1997,
     14,896,796 shares; 1996, 11,176,196 shares....................        (317,723)          (246,092)         (154,302)
                                                                        -----------        -----------       -----------
        Total shareholders' equity.................................         496,623            505,972           484,395
                                                                        -----------        -----------       -----------

        Total liabilities, redeemable securities
           and shareholders' equity................................     $   649,533        $   651,191       $   632,505
                                                                        ===========        ===========       ===========

            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                  SCHEDULE II
                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF OPERATIONS

                             (Amounts in thousands)




                                                                                     Year Ended December 31,
                                                                          ----------------------------------------------
                                                                            1998               1997               1996
                                                                          --------           --------           --------
Revenues
     Net investment income.........................................      $     759          $  1,487            $    165
     Realized investment gains.....................................          1,123               154                   -
                                                                         ---------          --------            --------

           Total revenues..........................................          1,882             1,641                 165
                                                                         ---------          --------            --------

Expenses
     Interest......................................................          9,487             9,412              10,517
     Amortization of goodwill......................................          1,618             1,618               1,618
     Other ........................................................            713               541                 689
     Debt retirement costs.........................................              -                 -               1,319
                                                                         ---------          --------            --------
           Total expenses..........................................         11,818            11,571              14,143
                                                                         ---------          --------            --------

Income (loss) from continuing operations before income taxes
     and equity in net earnings of subsidiaries....................         (9,936)           (9,930)            (13,978)
Income tax expense (benefit).......................................         (2,766)           (2,845)             (3,862)
                                                                         ---------          --------            --------
Income (loss) from continuing operations before equity
     in net earnings of subsidiaries...............................         (7,170)           (7,085)            (10,116)
Equity in net earnings of subsidiaries.............................         92,482            94,142              83,918
                                                                         ---------          --------            --------
Income from continuing operations..................................         85,312            87,057              73,802
Discontinued operations:
     Loss from operations, net of applicable income tax benefits
        of 1996, $2,764............................................              -                 -              (5,280)
     Loss on discontinuation, representing provision of 1997, $5,355;
        1996, $5,974 for operating losses during phase-out period, net of applicable income tax benefits of 1997, $1,874;
        1996, $2,091...............................................              -            (3,481)             (3,883)
                                                                         ---------          --------            --------
Net income ........................................................      $  85,312          $ 83,576            $ 64,639
                                                                         =========          ========            ========




            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                  SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS

                             (Amounts in thousands)

                                                                                      Year Ended December 31,
                                                                           -------------------------------------------
                                                                            1998               1997               1996
                                                                           ------             ------             -----
Cash flows from operating activities
     Interest expense paid.........................................      $  (9,309)        $  (9,276)         $   (8,653)
     Federal income taxes recovered (paid).........................          5,672             1,391             (10,154)
     Cash dividends received from subsidiaries.....................         62,100           107,300              72,700
     Other, net....................................................          9,588            (7,208)              3,342
                                                                         ---------         ---------          ----------
           Net cash provided by operating activities...............         68,051            92,207              57,235
                                                                         ---------         ---------          ----------

Cash flows from investing activities
     Net (increase) decrease in investments........................         18,039           (10,102)             (4,705)
     Capital expenditures for property and equipment...............              -                 -              (2,609)
                                                                         ---------         ---------          ----------
           Net cash provided by (used in) investing activities.....         18,039           (10,102)             (7,314)
                                                                         ---------         ---------          ----------

Cash flows used in financing activities
     Purchase of treasury stock....................................        (71,631)          (91,790)                  -
     Dividends paid to shareholders................................        (14,312)          (12,971)            (10,336)
     Principal borrowings (payments) on Bank Credit Facility.......          8,000             8,000             (41,000)
     Repurchase of common stock warrants...........................         (4,959)                -                   -
     Exercise of stock options.....................................          2,200            11,581               6,343
     Catastrophe-linked equity put option premium..................         (1,475)           (1,250)                  -
     Proceeds from issuance of Senior Notes........................              -                 -              98,530
     Retirement of Convertible Notes...............................              -                 -            (102,890)
                                                                         ---------         ---------          ----------
           Net cash used in financing activities...................        (82,177)          (86,430)            (49,353)
                                                                         ---------         ---------          ----------

Net increase (decrease) in cash....................................          3,913            (4,325)                568
Cash at beginning of period........................................              0             4,325               3,757
                                                                         ---------         ---------          ----------

Cash at end of period..............................................      $   3,913         $       0          $    4,325
                                                                         =========         =========          ==========


            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                  SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 1998, 1997 and 1996



        The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.


















                 See accompanying Independent Auditors' Report.

                                                  SCHEDULE III & VI (COMBINED)

                       HORACE MANN EDUCATORS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (Amounts in thousands)




                                                         Discount,                Other                          Benefits,
                            Deferred   Future policy      if any,                 policy    Premium               claims
                             policy       benefits,     deducted in             claims and  revenue/    Net         and
                           acquisition   claims and       previous   Unearned    benefits  premium  investment  settlement
      Segment                 costs    claims expenses     column     premiums    payable   earned     income    expenses
-------------------        ----------- ---------------  ------------  --------  ----------  -------- ----------  ----------
Year Ended December 31, 1998
     Property and casualty    $ 16,048   $  298,929         $   0     $172,474  $       -   $476,458 $  38,900    $354,381
     Annuity ...........        25,818    1,240,987           xxx            -    111,754     15,556   107,698      71,996
     Life ..............        59,792      588,888           xxx        6,720     13,066     85,798    45,453      64,727
     Other .............           N/A          N/A           xxx          N/A        N/A        N/A      (328)        N/A
                              --------   ----------                   --------  ---------   -------- ---------    --------
        Total...........      $101,658   $2,128,804           xxx     $179,194  $ 124,820   $577,812 $ 191,723    $491,104
                              ========   ==========                   ========  =========   ======== =========    ========

Year Ended December 31, 1997
     Property and casualty    $ 15,230   $  310,632         $   0     $161,205  $     305   $447,252 $  41,702    $320,834
     Annuity ...........        19,699    1,246,948           xxx            -    107,538     12,597   113,135      76,486
     Life ..............        50,954      553,981           xxx        5,791     14,264     82,863    43,707      59,352
     Other .............           N/A          N/A           xxx          N/A        N/A        N/A       384         N/A
                              --------   ----------                   --------  ---------   -------- ---------    --------
        Total...........      $ 85,883   $2,111,561           xxx     $166,996  $ 122,107   $542,712 $ 198,928    $456,672
                              ========   ==========                   ========  =========   ======== =========    ========

Year Ended December 31, 1996
     Property and casualty    $ 13,855   $  340,411         $   0     $150,368  $     305   $413,219 $  46,363    $306,102
     Annuity ...........        14,230    1,287,815           xxx            -    102,681      9,191   111,476      76,762
     Life ..............        46,986      526,028           xxx        5,408     15,563     80,289    41,712      59,149
     Other .............           N/A          N/A           xxx          N/A        N/A        N/A      (944)        N/A
                              --------   ----------                   --------  ---------   -------- ---------    --------
        Total...........      $ 75,071   $2,154,254           xxx     $155,776  $ 118,549   $502,699 $ 198,607    $442,013
                              ========   ==========                   ========  =========   ======== =========    ========

                                  Claims and claim
                                 adjustment expenses   Amortization                 Paid
                                 incurred related to    of deferred                 claims
                                 -------------------      policy         Other    and claim
                                  Current     Prior     acquisition    operating  adjustment   Premiums
          Segment                  year       years       costs         expenses   expenses    written
          -------                 -------    ------    ------------    ---------  ----------   ---------
Year Ended December 31, 1998
     Property and casualty       $379,603  $(24,917)    $42,779         $ 51,699   $380,955    $487,727
     Annuity ...........              xxx       xxx        (700)          16,558        xxx         xxx
     Life ..............              xxx       xxx       3,398           44,167        xxx         xxx
     Other..............              xxx       xxx         N/A           13,657        xxx         xxx
                                                        -------         --------
        Total...........              xxx       xxx     $45,477         $126,081        xxx         xxx
                                                        =======         ========

Year Ended December 31, 1997
     Property and casualty       $365,986  $(45,152)    $40,515         $ 49,012   $357,875    $458,088
     Annuity ...........              xxx       xxx         100           19,373        xxx         xxx
     Life ..............              xxx       xxx       3,583           43,685        xxx         xxx
     Other .............              xxx       xxx         N/A           14,402        xxx         xxx
                                                        -------         --------
        Total...........              xxx       xxx     $44,198         $126,472        xxx         xxx
                                                        =======         ========

Year Ended December 31, 1996
     Property and casualty       $368,648  $(62,546)    $36,652         $ 46,507   $345,642    $427,146
     Annuity ...........              xxx       xxx       1,300           17,643        xxx         xxx
     Life ..............              xxx       xxx       3,111           41,278        xxx         xxx
     Other .............              xxx       xxx         N/A           13,315        xxx         xxx
                                                        -------         --------
        Total...........              xxx       xxx     $41,063         $118,743        xxx         xxx
                                                        =======         ========

------------
N/A Not applicable.

                 See accompanying Independent Auditors' Report.

                                                                  SCHEDULE IV

                       HORACE MANN EDUCATORS CORPORATION

                                  REINSURANCE

                             (Amounts in thousands)

     Column A                                  Column B       Column C        Column D       Column E         Column F
                                                              Ceded to         Assumed                       Percentage
                                                 Gross          Other        from State                       of Amount
                                                Amount        Companies      Facilities         Net         Assumed to Net
                                                ------        ---------      ----------         ---         --------------

Year ended December 31, 1998
    Life insurance in force...............   $  11,798,613     $ 643,910             -       $11,154,703           -
    Premiums
       Property and casualty..............   $     480,447     $  24,188       $20,199       $   476,458         4.2%
       Annuity............................          15,556             -             -            15,556           -
       Life...............................          87,634         1,836             -            85,798           -
                                             -------------     ---------       -------       -----------
          Total premiums..................   $     583,637     $  26,024       $20,199       $   577,812         3.5%
                                             =============     =========       =======       ===========



Year ended December 31, 1997
    Life insurance in force...............   $  11,187,925     $ 310,833       $     -       $10,877,092           -
    Premiums
       Property and casualty..............   $     445,468     $  20,895       $22,679       $   447,252         5.1%
       Annuity............................          12,597             -             -            12,597           -
       Life...............................          84,540         1,677             -            82,863           -
                                             -------------     ---------       -------       -----------
          Total premiums..................   $     542,605     $  22,572       $22,679       $   542,712         4.2%
                                             =============     =========       =======       ===========



Year ended December 31, 1996
    Life insurance in force...............     $10,645,393     $ 222,611       $     -       $10,422,782           -
    Premiums
       Property and casualty..............   $     406,778     $  22,440       $28,881       $   413,219         7.0%
       Annuity............................           9,191             -             -             9,191           -
       Life...............................          81,736         1,447             -            80,289           -
                                           ---------------     ---------       -------       -----------
          Total premiums..................   $     497,705     $  23,887       $28,881       $   502,699         5.7%
                                             =============     =========       =======       ===========

------------
NOTE: Premiums above include insurance premiums earned and contract charges earned.

                 See accompanying Independent Auditors' Report

HORACE MANN
----------------------------------------
Insuring America's Educational Community

The Horace Mann Companies
1 Horace Mann Plaza
Springfield, Illinois 62715-0001
217-789-2500

www.horacemann.com

HA-C00322

=============================================================================

                       HORACE MANN EDUCATORS CORPORATION





                                    EXHIBITS


                                       To


                                   FORM 10-K


                      For the Year Ended December 31, 1998








                                 VOLUME 1 OF 1


=============================================================================

        The following items are filed as Exhibits to Horace Mann Educators Corporation's Annual Report on Form 10-K for the year ended December 31, 1998. Management contracts and compensatory plans are indicated by an asterisk(*).

                                 EXHIBIT INDEX

                                                                     Sequential
Exhibit                                                                 Page
 No.                               Description                         Number
-------                            ----------                        ----------
(3)     Articles of incorporation and bylaws:

        3.1 Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 6, 1989, incorporated by reference to
                    Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission (the "SEC") on November 14, 1996.

        3.2 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 18, 1991, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

        3.3 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on August 23, 1995, incorporated by reference to Exhibit 3.3 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

        3.4 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on September 23, 1996, incorporated by reference to Exhibit 3.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

        3.5 Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 5, 1998, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 13, 1998.

        3.6 Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

        3.7         Bylaws of HMEC, incorporated by reference to
                    Exhibit 4.6 to HMEC's Registration Statement on Form S-3 (Registration No. 33-80059) filed with the SEC on December 6, 1995.

                                                                     Sequential
Exhibit                                                                 Page
 No.                               Description                         Number
-------                            ----------                        ----------

(4) Instruments defining the rights of security holders, including indentures:

        4.1 Warrant Agreement dated as of August 29, 1989 (the "Warrant Agreement"), between HMEC (as successor to HME Acquisition Corporation) and Bankers Trust Company, as warrant agent (the "Warrant Agent"), with regard to Warrants to Purchase Common Stock, incorporated by reference to Exhibit 4.6 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989 (the "September 1989 Form 10-Q"), filed with the SEC on November 14, 1989.

        4.2 Supplemental Warrant Agreement dated as of August 29, 1989 to the Warrant Agreement, between HMEC and the Warrant Agent, incorporated by reference to Exhibit 4.7 to the September 1989 Form 10-Q, filed with the SEC on November 14, 1989.

        4.3         Form of Warrant (included in Exhibit 4.1).

        4.4 Indenture dated as of January 17, 1996, between HMEC and U.S. Trust Company of California, N.A. as trustee, with regard to HMEC's 6 5/8% Senior Notes Due 2006, incorporated by reference to Exhibit 4.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 13, 1996.

        4.5         Form of 6 5/8% Senior Notes Due 2006 (included in
                    Exhibit 4.4).

        4.6         Certificate of Designations for HMEC Series A
                    Cumulative Preferred Stock (included in Exhibit
                    10.12).

(10)    Material contracts:

        10.1 Credit Agreement dated as of December 31, 1996 (the "Bank Credit Facility") among HMEC, certain banks named therein and Bank of America National Trust and Savings Association, as administrative agent (the "Agent"), incorporated by reference to
                    Exhibit 10.1 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

        10.2* Stock Subscription Agreement among HMEC (as successor to HME Holdings, Inc.), The Fulcrum III Limited Partnership, The Second Fulcrum III Limited Partnership and each of the Management Investors, incorporated by reference to Exhibit
                    10.17 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on April 2, 1990.

                                                                     Sequential
Exhibit                                                                 Page
 No.                               Description                         Number
-------                            ----------                        ----------

        10.3* Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

        10.4*       Horace Mann Educators Corporation Deferred
                    Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

        10.5* Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to
                    Exhibit 10.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1991, filed with the SEC on March 27, 1992.

        10.5(a)* Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to
                    Exhibit 10.5(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

        10.5(b)* Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to
                    Exhibit 10.1(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

        10.5(c)* Amendment to Horace Mann Educators Corporation 1991 Stock Incentive Plan, dated September 11, 1996, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

        10.5(d)* Amendment to Horace Mann Educators Corporation 1991 Stock Incentive Plan, dated September 18, 1998, incorporated by reference to Exhibit 10.1(d) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

        10.6* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to
                    Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the SEC on March 31, 1994.

        10.7* Specimen Continuation of Employment Agreement between HMEC and certain officers, incorporated by reference to Exhibit 10.21(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the SEC on November 14, 1994.

                                                                     Sequential
Exhibit                                                                 Page
 No.                               Description                         Number
-------                            ----------                        ----------

        10.7(a)* Schedule of Continuation of Employment Agreements between HMEC and certain officers, incorporated by reference to Exhibit 10.21(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the SEC on November 14, 1994.

        10.8* Horace Mann Incentive Compensation Program, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

        10.9* Horace Mann Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to
                    Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30,1997, filed with the SEC on November 14, 1997.

        10.10* Horace Mann Executive Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997.

        10.11* Amended and restated agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

        10.12 Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement) entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit
                    10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

        10.12(a) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement), incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 15, 1998.

        10.12(b)    Amendment effective February 15, 1997 to
                    Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement.

                                                                     Sequential
Exhibit                                                                 Page
 No.                               Description                         Number
-------                            ----------                        ----------

(11) Statement regarding computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG LLP.

(27) Financial Data Schedule.