Form 10-Q
period 1999-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 1999-05-13
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1999
                                 OR
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

       Registrant's Telephone Number, Including Area Code: 217-789-2500



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---
     As of April 30, 1999, 41,151,844 shares of Common Stock, par value $0.001 per share, were outstanding, net of 18,128,896 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX



                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Consolidated Balance Sheets as of
                 March 31, 1999 and December 31, 1998..........................1

               Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1999 and 1998....................2

               Consolidated Statements of Changes in Shareholders'
                 Equity for the Three Months Ended March 31, 1999 and 1998.....3

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1999 and 1998....................4

               Notes to Consolidated Financial Statements......................5

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................10

          Item 3. Quantitative and Qualitative Disclosures
                    about Market Risk.........................................21

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders.........21

          Item 6. Exhibits and Reports on Form 8-K............................21

SIGNATURES....................................................................22

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                     March 31,     December 31,
                                                                       1999            1998
                                                                    ----------      ----------

                                            ASSETS
Investments
   Fixed maturities, available for sale, at market (amortized
      cost, 1999, $2,569,029; 1998, $2,552,537).................    $2,627,613      $2,651,379
   Short-term and other investments.............................        95,809         102,049
   Short-term investments, loaned securities collateral.........       127,964          87,392
                                                                    ----------      ----------
          Total investments.....................................     2,851,386       2,840,820
Cash............................................................        15,918          12,044
Accrued investment income and premiums receivable...............        96,235         102,661
Value of acquired insurance in force and goodwill...............        99,348         101,055
Deferred policy acquisition costs...............................       113,340         101,658
Other assets....................................................       118,679         114,503
Variable annuity assets.........................................     1,107,739       1,122,739
                                                                    ----------      ----------
          Total assets..........................................    $4,402,645      $4,395,480
                                                                    ==========      ==========

                  LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities...........................    $1,238,429      $1,239,234
   Interest-sensitive life contract liabilities.................       411,361         402,490
   Unpaid claims and claim expenses.............................       307,122         307,387
   Future policy benefits.......................................       178,152         179,693
   Unearned premiums............................................       178,209         179,194
                                                                    ----------      ----------
          Total policy liabilities..............................     2,313,273       2,307,998
Other policyholder funds........................................       127,712         124,820
Other liabilities...............................................       233,951         197,292
Short-term debt.................................................        51,000          50,000
Long-term debt..................................................        99,647          99,637
Variable annuity liabilities....................................     1,103,806       1,118,890
                                                                    ----------      ----------
          Total liabilities.....................................     3,929,389       3,898,637
                                                                    ----------      ----------

Warrants, subject to redemption.................................           220             220
                                                                    ----------      ----------

Preferred stock.................................................             -               -
Common stock....................................................            59              59
Additional paid-in capital......................................       336,546         336,686
Retained earnings...............................................       433,469         420,274
Accumulated other comprehensive income (net
   unrealized gains on fixed maturities and equity securities)..        34,981          57,327
Treasury stock, at cost.........................................      (332,019)       (317,723)
                                                                    ----------      ----------
          Total shareholders' equity............................       473,036         496,623
                                                                    ----------      ----------
            Total liabilities, redeemable
              securities, and shareholders' equity..............    $4,402,645      $4,395,480
                                                                    ==========      ==========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                           Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           1999         1998
                                                         --------     --------

Insurance premiums written and contract deposits.......  $198,065     $196,954
                                                         ========     ========

Revenues
   Insurance premiums and contract charges earned......  $146,244     $141,207
   Net investment income...............................    46,924       48,520
   Realized investment gains (losses)..................    (3,137)       6,371
                                                         --------     --------
          Total revenues...............................   190,031      196,098
                                                         --------     --------

Benefits, losses and expenses
   Benefits, claims and settlement expenses............   101,260       97,430
   Interest credited...................................    23,133       24,129
   Policy acquisition expenses amortized...............    10,729       11,446
   Operating expenses..................................    25,736       27,225
   Amortization of intangible assets...................     1,707        1,836
   Interest expense....................................     2,454        2,360
                                                         --------     --------
          Total benefits, losses and expenses..........   165,019      164,426
                                                         --------     --------

Income  before income taxes............................    25,012       31,672
Income tax expense.....................................     7,961        9,213
                                                         --------     --------
Net income.............................................  $ 17,051     $ 22,459
                                                         ========     ========

Net income  per share
   Basic...............................................  $   0.41     $   0.51
                                                         ========     ========
   Diluted.............................................  $   0.40     $   0.50
                                                         ========     ========

Weighted average number of shares
   and equivalent shares (in thousands)
     Basic.............................................    41,806       44,176
     Diluted...........................................    42,319       44,961



         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                                                                Three Months Ended
                                                                    March 31,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------  ----------
Common stock
 Beginning balance..........................................  $      59   $      59
 Options exercised, 1999, 5,050 shares;
   1998, 77,532 shares......................................          -           -
                                                              ---------   ---------
 Ending balance.............................................         59          59
                                                              ---------   ---------

Additional paid-in capital
 Beginning balance..........................................    336,686     340,564
 Options exercised..........................................         97       1,414
 Catastrophe-linked equity put option premium...............       (237)     (1,475)
                                                              ---------   ---------
 Ending balance.............................................    336,546     340,503
                                                              ---------   ---------

Retained earnings
 Beginning balance..........................................    420,274     349,274
 Net income.................................................     17,051      22,459
 Cash dividends, 1999, $0.0925 per share;
   1998, $0.08 per share....................................     (3,856)     (3,536)
                                                              ---------   ---------
 Ending balance.............................................    433,469     368,197
                                                              ---------   ---------

Accumulated other comprehensive income (net unrealized
 gains (losses) on fixed maturities and equity securities)
   Beginning balance........................................     57,327      62,167
   Increase (decrease) for the period.......................    (22,346)     (6,553)
                                                              ---------   ---------
   Ending balance...........................................     34,981      55,614
                                                              ---------   ---------

Treasury stock, at cost
 Beginning balance, 1999, 17,183,596 shares;
   1998, 14,896,796 shares..................................   (317,723)   (246,092)
 Purchase of 589,700 shares in 1999;
   297,000 shares in 1998 (See note 4)......................    (14,296)    (10,199)
                                                              ---------   ---------
 Ending balance, 1999, 17,773,296 shares;
   1998, 15,193,796 shares..................................   (332,019)   (256,291)
                                                              ---------   ---------

Shareholders' equity at end of period.......................  $ 473,036   $ 508,082
                                                              =========   =========

Comprehensive income
 Net income.................................................  $  17,051   $  22,459
 Other comprehensive income.................................    (22,346)     (6,553)
                                                              ---------   ---------
   Total....................................................  $  (5,295)  $  15,906
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                    Three Months Ended
                                                        March 31,
                                                  ----------------------
                                                     1999        1998
                                                  ----------  ----------
Cash flows from operating activities
 Premiums collected.............................  $ 157,177   $ 156,335
 Policyholder benefits paid.....................   (113,493)   (114,314)
 Policy acquisition and other
   operating expenses paid......................    (44,609)    (40,515)
 Federal income taxes paid......................     (1,500)       (800)
 Investment income collected....................     48,893      53,754
 Interest expense paid..........................     (4,067)     (3,319)
 Other..........................................       (697)      1,541
                                                  ---------   ---------
     Net cash provided by operating activities..     41,704      52,682
                                                  ---------   ---------

Cash flows used in investing activities
 Fixed maturities
   Purchases....................................   (232,468)   (330,130)
   Sales........................................    145,494     198,927
   Maturities...................................     71,526     105,117
 Net cash received from
   short-term and other investments.............      6,357      15,109
                                                  ---------   ---------
     Net cash used in investing activities......     (9,091)    (10,977)
                                                  ---------   ---------

Cash flows used in financing activities
 Purchase of treasury stock.....................    (14,296)    (10,199)
 Dividends paid to shareholders.................     (3,856)     (3,536)
 Principal borrowings on Bank Credit Facility...      1,000           -
 Exercise of stock options......................         97       1,414
 Catastrophe-linked equity put option premium...       (237)     (1,475)
 Annuity contracts, variable and fixed
   Deposits.....................................     51,260      54,343
   Maturities and withdrawals...................    (51,555)    (45,109)
   Net transfer to variable annuity assets......    (11,443)    (27,207)
 Net increase (decrease) in
   life policy account balances.................        291        (102)
                                                  ---------   ---------
     Net cash used in financing activities......    (28,739)    (31,871)
                                                  ---------   ---------

Net increase in cash............................      3,874       9,834

Cash at beginning of period.....................     12,044         353
                                                  ---------   ---------

Cash at end of period...........................  $  15,918   $  10,187
                                                  =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999 and 1998
                            (Dollars in thousands)

Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1999 and December 31, 1998 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 1999 and 1998.

    It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 1998 Form 10-K.

    The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

    Indebtedness outstanding was as follows:

                                                             March 31,    December 31,
                                                               1999           1998
                                                             ---------    ------------
    Short-term debt:
      $65,000 Bank Credit Facility, commitment to
        December 31, 2001. (IBOR + 0.325%,
        5.3% as of March 31, 1999).................           $ 51,000      $ 50,000
    Long-term debt:
      6 5/8% Senior Notes, due January 15, 2006.
        Face amount less unaccrued discount
        of $353 and $363 (6.7% imputed rate).......             99,647        99,637
                                                              --------      --------
          Total....................................           $150,647      $149,637
                                                              ========      ========

Note 3 - Investments

    The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                 Percent of
                               Carrying Value               March 31, 1999
                          ------------------------    --------------------------
Rating of Fixed           March 31,   December 31,    Carrying         Amortized
Maturity Securities(1)      1999         1998           Value            Cost
----------------------    ---------   ------------    ----------      ----------
      AAA...............     45.3%        44.0%       $1,189,443      $1,164,083
      AA................      8.2          8.5           215,891         207,014
      A.................     17.9         19.1           470,950         452,753
      BBB...............     21.6         21.5           566,072         559,868
      BB................      1.9          2.0            51,097          52,632
      B.................      4.2          4.1           111,074         108,798
      CCC or lower......      0.2          0.1             4,504           5,871
      Not rated(2)......      0.7          0.7            18,582          18,010
                            -----        -----        ----------      ----------
        Total...........    100.0%       100.0%       $2,627,613      $2,569,029
                            =====        =====        ==========      ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $11.6 million of publicly traded securities not currently rated by S&P or Moody's and $7.0 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 97.1% of these private placements as investment grade.

    The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Percent              Carrying
                                                      of Total              Value
                                              ------------------------    ----------
                                              March 31,   December 31,    March 31,
Scheduled Maturity                              1999          1998          1999
------------------                            ---------   ------------    ----------
    Due in 1 year or less................         7.8%         7.0%       $  205,300
    Due after 1 year through 5 years.....        25.1         25.8           659,897
    Due after 5 years through 10 years...        30.7         31.8           806,861
    Due after 10 years through 20 years..        17.3         17.3           453,043
    Due after 20 years...................        19.1         18.1           502,512
                                                -----        -----        ----------
      Total..............................       100.0%       100.0%       $2,627,613
                                                =====        =====        ==========

    The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 1999 and December 31, 1998, fixed maturities with a fair value of $127,964 and $87,392, respectively, were loaned. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for

Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments. The corresponding liability is included in Other Liabilities in the Company's consolidated balance sheet.

Note 4 - Shareholders' Equity

  Share Repurchase Programs

     During the first three months of 1999, the Company repurchased 589,700 shares of its common stock, or 1% of the outstanding shares on December 31, 1998, at an aggregate cost of $14,296, or an average cost of $24.24 per share, under its stock repurchase program. Since early 1997, 6,597,100 shares, or 14% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $177,717, equal to an average cost of $26.94 per share. Including shares repurchased in 1995, the Company has repurchased 31% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through cash generated from operations and, when necessary, the Bank Credit Facility. As of March 31, 1999, $22,283 remained authorized for future share repurchases.

Note 5 - Deferred Policy Acquisition Costs

     Acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized in proportion to estimated gross profits for interest-sensitive life and investment (annuity) contracts and over the terms of the insurance policies for other individual life and property and casualty contracts.

     The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs. In 1999, the Company began deferring additional sales-related costs for all new life and annuity contracts to be more consistent with common industry accounting practices. The estimated impact of this change is an increase to net income of approximately $3,900 for 1999, of which $975 was recognized during the first quarter of 1999.

Note 6 - Income Taxes

     The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and recently completed its audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company realized in the past are no longer available to the Company. In addition, in the course of the audit, the IRS has taken the position that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs. The Company's tax advisors, KPMG LLP, concur with the Company's interpretation of the RARs. The outcome of this matter is uncertain. Therefore, the Company has not accrued a liability in its financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be less than 5% of the Company's shareholders' equity as of March 31, 1999. Such additional taxes, if any, would increase the Company's income tax expense and effective corporate tax rate only in the year when such an assessment becomes probable and can be reasonably estimated.

Note 7 - Reinsurance

    The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effect of reinsurance on premiums written; premiums earned; and benefits, claims and settlement expenses were as follows:

                                       Ceded to    Assumed
                              Gross      Other    from State
                              Amount   Companies  Facilities    Net
                             --------  ---------  ----------  --------
    Three months ended
        March 31, 1999
    ------------------
    Premiums written.......  $199,382   $6,045      $4,728    $198,065
    Premiums earned........   147,645    6,078       4,677     146,244
    Benefits, claims and
      settlement expenses..   106,451    9,797       4,606     101,260

    Three months ended
        March 31, 1998
    ------------------

    Premiums written.......  $197,870   $5,262      $4,346    $196,954
    Premiums earned........   142,495    5,245       3,957     141,207
    Benefits, claims and
      settlement expenses..   101,384    7,502       3,548      97,430

    The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 1999. This program is augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. The fee for the equity put is charged directly to additional paid-in capital. For liability coverages, including the educator professional liability policy, the Company reinsures each loss above a retention of $0.5 million up to $20 million. The Company also reinsures each property loss above a retention of $0.5 million up to $2.5 million.

Note 8 - Segment Information

     The Company conducts and manages its business through four operating segments. The three segments representing the major lines of insurance business are: property and casualty insurance, principally personal lines automobile and homeowners insurance; individual tax-qualified annuity products; and life insurance. The fourth segment, Corporate and Other, includes primarily debt service and realized investment gains and losses. Summarized financial information for these segments is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          1999           1998
                                                       ----------   -------------
    Insurance premiums and contract charges earned
      Property and casualty..........................  $  120,986     $  116,031
      Annuity........................................       3,974          3,594
      Life...........................................      21,284         21,582
                                                       ----------     ----------
            Total....................................  $  146,244     $  141,207
                                                       ==========     ==========
    Net investment income
      Property and casualty..........................  $    9,192     $    9,934
      Annuity........................................      26,484         27,327
      Life...........................................      11,505         11,129
      Corporate and other............................          33            404
      Intersegment eliminations......................        (290)          (274)
                                                       ----------     ----------
            Total....................................  $   46,924     $   48,520
                                                       ==========     ==========
    Net income
      Operating income
        Property and casualty........................  $   10,475     $   12,539
        Annuity......................................       5,871          5,299
        Life.........................................       4,827          2,646
        Corporate and other,
          including interest expense.................      (2,083)        (2,166)
                                                       ----------     ----------
            Total operating income...................      19,090         18,318
      Realized investment gains (losses), after tax..      (2,039)         4,141
                                                       ----------     ----------
            Total....................................  $   17,051     $   22,459
                                                       ==========     ==========
    Amortization of intangible assets
      Value of acquired insurance in force
        Property and casualty........................  $      258     $      258
        Annuity......................................         501            591
        Life.........................................         543            582
                                                       ----------     ----------
          Subtotal...................................       1,302          1,431
      Goodwill.......................................         405            405
                                                       ----------     ----------
            Total....................................  $    1,707     $    1,836
                                                       ==========     ==========

                                                       March 31,     December 31,
                                                         1999            1998
                                                       ----------    ------------
    Assets
      Property and casualty..........................  $  724,051     $  737,260
      Annuity........................................   2,730,820      2,730,092
      Life...........................................     873,636        863,864
      Corporate and other............................     108,025         95,579
      Intersegment eliminations......................     (33,887)       (31,315)
                                                       ----------     ----------
            Total....................................  $4,402,645     $4,395,480
                                                       ==========     ==========

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

Three Months Ended March 31, 1999 Compared With Three Months Ended March 31,
1998

     The results for the 12 months ended March 31, 1999 represented a 16% return on equity. Average return on equity was 17% for both the three years and five years ended March 31, 1999. The Company invests capital in recruiting and retaining agents, developing new products, improving customer service, expanding its marketing efforts and upgrading technology. Beyond this, the Company has used available capital in ways that it has believed will provide the greatest value for shareholders; in recent years, that available capital has been utilized in the Company's share repurchase program. During the first three months of 1999, the Company repurchased 1% of the shares outstanding on December 31, 1998 at an aggregate cost of $14.3 million.

   Insurance Premiums and Contract Charges

               Insurance Premiums Written and Contract Deposits

                                   Three Months Ended       Growth Over
                                        March  31,           Prior Year
                                   ------------------    -----------------
                                     1999      1998      Percent    Amount
                                     ----      ----      -------    ------

     Automobile and property
       (voluntary)...............   $114.4    $111.0       3.1%     $ 3.4
     Annuity deposits............     51.3      54.3      -5.5%      (3.0)
     Life insurance..............     27.8      27.3       1.8%       0.5
                                    ------    ------                -----
           Subtotal - core lines.    193.5     192.6       0.5%       0.9
     Involuntary and other
       property & casualty.......      4.6       4.4       4.5%       0.2
                                    ------    ------                -----
           Total.................   $198.1    $197.0       0.6%     $ 1.1
                                    ======    ======                =====

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                   Three Months Ended       Growth Over
                                         March 31,           Prior Year
                                   ------------------    -----------------
                                     1999      1998      Percent    Amount
                                    ------    ------     -------    ------
    Automobile and property
      (voluntary)................   $114.6    $110.0       4.2%     $ 4.6
    Annuity......................      4.0       3.6      11.1%       0.4
    Life.........................     21.3      21.6      -1.4%      (0.3)
                                    ------    ------                -----
        Subtotal - core lines....    139.9     135.2       3.5%       4.7
    Involuntary and other
      property & casualty........      6.3       6.0       5.0%       0.3
                                    ------    ------                -----
        Total....................   $146.2    $141.2       3.5%     $ 5.0
                                    ======    ======                =====

     Insurance premiums written and contract deposit growth of 0.6% was less than historical levels for the Company, with growth in the property and casualty and life segments mostly offset by a decline in the annuity segment. 1998's annuity deposit growth benefitted from new tax legislation that resulted in a high volume of single premium rollover deposits on tax-qualified products. For the first three months of 1999, single premium deposits declined significantly, -25.4%. Also, underlying mutual fund 1 year performance of the Company's variable annuities was poor. Changes were implemented, the mutual fund investment manager was replaced and contract structural changes were made that will enable the Company's management to make a much quicker reaction to unfavorable performance in the future. Overall management of outside mutual fund portfolio managers has been outsourced to Wilshire Associates. These changes were approved by the Company's mutual fund shareholders in March 1999. The first full month of performance, April 1999, showed significant improvement.

     The Company continues to expand its exclusive agency force and particularly the number of experienced agents which historically have been key indicators of the Company's prospects for growth. In total, the Company ended the quarter with 1,098 exclusive full-time agents, growth of 6.3% compared to 1,033 agents 12 months earlier. Particularly significant was the 7.0% growth in the number of experienced agents, reflecting the success of the Company's efforts to improve agent recruitment, training and retention.

     Voluntary automobile and homeowners premium written growth was 3.1% for the first three months of 1999, reflecting growth in average premium per policy and the number of both automobile and homeowners policies in force. Automobile insurance premium increased 1.7%, or $1.5 million, compared to the first three months of last year, and homeowners premium increased 9.2%, or $1.9 million. Approximately one-half of the property and casualty increase in premiums resulted from unit growth of 2.0% bringing quarter-end policies in force to 863,000. Compared to December 31, 1998, total property and casualty policies in force increased 4,000, with the growth split equally between automobile and homeowners insurance. The Company's average annual premium per policy for automobile and homeowners increased approximately 2% and 4%, respectively, compared to a year earlier. Including the impact of increased deductibles and reduced coverage in coastal areas, the Company's average effective premium per policy for homeowners insurance increased 7% compared to the first three months of 1998.

     Over the last 12 months based on policies in force, the property and casualty retention rate for new and renewal policies was 88%, about 1 percentage point less than March 31, 1998. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance.

     Annuity deposits decreased 5.5% compared to the first three months of 1998. For the first three months of 1999, annuity contributions received through payroll deduction increased 1.4% compared to the first quarter of 1998. New deposits to variable mutual fund annuities were equal to last year, while new deposits to fixed annuities decreased 14.4%. Variable annuity accumulated funds on deposit at March 31, 1999 were $1.1 billion, $21 million more than a year ago, a 1.9% increase. Overall annuity cash value retention improved 1.7 percentage points to 93.1% for the 12 months ended March 31, 1999, and over the last 12 months the number of annuity contracts in force grew 8.0%, or 9,000 contracts.

     During the first quarter of 1998, the Company introduced new IRA annuities in response to a change in tax legislation. While the 403(b) annuity remains a better alternative for most educators, first quarter 1999 sales of these IRA products generated 3.1 percentage points of growth in new annuity deposits. The new IRA retirement options have created heightened customer interest and an opportunity for agents to meet with both potential and existing customers.

     Life premium growth was 1.8% for the first three months of 1999. This growth included new business from term life products introduced early in 1997 and a new series of whole life products introduced late in the third quarter of 1998 and reflects an insurance in force lapse ratio that continues to be approximately 7%. Customer acceptance of these new products continues to grow, as they accounted for approximately half of the Company's new life sales in the first quarter of 1999.

   Net Investment Income

     Investment income of $46.9 million for the first three months of 1999 decreased 3.3%, or $1.6 million, (2.5% after tax) compared to last year due to a decline in interest rates and a decrease in the investment portfolio. The average pretax yield on the investment portfolio was 7.1% (4.8% after tax) for the first three months of 1999 compared to a pretax yield of 7.3% (4.8% after tax) last year, a decrease of 12 basis points, or 1.7%. Average investments (excluding the securities lending collateral) decreased 0.8% over the past 12 months reflecting the utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. Nearly all, or $1.4 million, of the investment income decrease was offset by a decline in interest credited to fixed annuity deposits. Excluding the effect of the use of cash in the share repurchase program, net investment income would have been $49.6 million, a small decrease compared to the first three months of 1998.

   Realized Investment Gains and Losses

     Realized investment losses were $3.1 million for the three months ended March 31, 1999 compared to gains of $6.4 million for the first quarter of 1998. The current quarter realized investment loss resulted primarily from the sale of two fixed income securities.

   Benefits, Claims and Settlement Expenses

                                  Three Months Ended         Growth Over
                                        March 31,            Prior Year
                                  ------------------    --------------------
                                    1999      1998      Percent       Amount
                                   ------     -----     -------       ------

     Property and casualty.....    $ 91.6     $86.0        6.5%        $ 5.6
     Life......................       9.7      11.4      -14.9%         (1.7)
                                   ------     -----                    -----
        Total..................    $101.3     $97.4        4.0%        $ 3.9
                                   ======     =====                    =====

     Property and casualty
       statutory loss ratio:
         Before catastrophes...      73.8%     71.2%                     2.6%
         After catastrophes....      75.7%     74.4%                     1.3%

     Property and casualty claims and settlement costs reflect an increase in non-catastrophe weather-related losses, primarily from January 1999 winter storms, offset in part by a decline in catastrophe losses. Favorable development of property and casualty claims occurring in prior years was $0.6 million in the first three months of 1999, compared to $5.8 million in the same period in 1998.

     The decrease in life benefits resulted from positive experience on a small closed block of individual accident and health policies. Excluding this adjustment, life benefits were comparable to the first three months of 1998.

   Interest Credited to Policyholders

                                     Three Months Ended        Growth Over
                                          March 31,            Prior Year
                                     ------------------    -----------------
                                      1999         1998    Percent    Amount
                                     -----        -----    -------    ------

     Annuity......................   $17.2        $18.6     -7.5%     $(1.4)
     Life.........................     5.9          5.5      7.3%       0.4
                                     -----        -----               -----
        Total.....................   $23.1        $24.1     -4.1%     $(1.0)
                                     =====        =====               =====

     Interest credited to fixed annuity contracts decreased as the fixed annuity average annual interest rate credited decreased 0.4 percentage points to 5.2% in the first three months of 1999, compared to a rate of 5.6% for the same period last year. In addition, the average accumulated deposits for the three months ended March 31, 1999 increased only slightly compared to the same period in 1998. Life insurance interest credited increased as a result of continued growth in the interest-sensitive whole life insurance reserves.

   Policy Acquisition and Operating Expenses

     Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the first three months of 1999, policy acquisition and operating expenses decreased $2.3 million, or 5.9%, compared to the same period last year, reflecting the deferral of additional acquisition costs. In 1999, the Company began deferring additional sales-related costs for all new life and annuity contracts to be more consistent with common industry accounting practices. This increased net acquisition costs deferred by $1.5 million for the three months ended March 31, 1999. Future quarterly expenses are expected to include similar amounts of additional net deferrals. Excluding the net deferral of additional sales-related costs, policy acquisition and operating expenses for the first three months of 1999 were $0.8 million, or 2.1%, less than the same period last year due to a decrease in the amortization of life deferred acquisition costs of $1.9 million to reflect current mortality estimates resulting in higher anticipated future gross profits.

     The total corporate expense ratio on a statutory accounting basis was 21.6% for the three months ended March 31, 1999, 0.1 percentage points better than the same period in 1998. The property and casualty expense ratio, the 15th lowest of the 100 largest property and casualty insurance groups for 1997, improved to 19.5% for the three months ended March 31, 1999, compared to 20.0% last year.

   Amortization of Intangible Assets

     Amortization of intangible assets decreased by $0.1 million to $1.7 million for the three months ended March 31, 1999, compared to $1.8 million for the same period in 1998, as a result of a scheduled decrease in the non-cash amortization of the value of acquired insurance in force related to the 1989 acquisition of the Company.

   Income Tax Expense

     The effective income tax rate was 31.6% for the three months ended March 31, 1999, compared to 29.0% for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate
3.8 and 3.5 percentage points in the three months ended March 31, 1999 and 1998, respectively. In the first quarter of last year, non-recurring tax benefits reduced the effective rate 5.3 percentage points and contributed $1.3 million, or $0.03 per share, to operating income for that period.

     The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and recently completed its audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company realized in the past are no longer available to the Company. Therefore, the Company's effective corporate tax rate is expected to be approximately 32% in 1999 and beyond (an increase from approximately 27% in 1998), assuming that the Company's level of tax-exempt investment income remains about the same.

     In addition, in the course of the audit, the IRS has taken the position that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs. The Company's tax advisors, KPMG LLP, concur with the Company's interpretation of the RARs. The outcome of this matter is uncertain. Therefore, the Company has not accrued a liability in the financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be less than 5% of the Company's shareholders' equity as of March 31, 1999. Such additional taxes, if any, would increase the Company's income tax expense and effective corporate tax rate only in the year when such an assessment becomes probable and can be reasonably estimated.

   Operating Income

     For the first three months of 1999, operating income (net income before the after tax impact of realized investment gains and losses) increased 3.8% and operating income per share on a diluted basis of $0.45 increased 9.8%. Current year earnings and investment income were reduced compared to the first three months of 1998 due to the utilization of capital in the Company's share repurchase programs. Operating income by segment was as follows:

                                              Three Months Ended        Growth Over
                                                   March 31,             Prior Year
                                              ------------------    -------------------
                                               1999         1998    Percent      Amount
                                              -----        -----    -------      ------
     Property & casualty
       Before catastrophe losses and
         non-recurring tax benefits.......... $12.0        $13.7     -12.4%      $(1.7)
       Catastrophe losses, after tax.........   1.5          2.4     -37.5%       (0.9)
       Non-recurring tax benefits............     -          1.3    -100.0%       (1.3)
                                              -----        -----                 -----
         Total including catastrophe losses..  10.5         12.6     -16.7%       (2.1)
     Annuity.................................   5.9          5.3      11.3%        0.6
     Life....................................   4.9          2.7      81.5%        2.2
     Corporate and other expense.............   0.6          0.7                   0.1
     Interest expense........................   1.6          1.5                   0.1
                                              -----        -----                 -----
         Total............................... $19.1        $18.4       3.8%      $ 0.7
                                              =====        =====                 =====
         Total before catastrophe losses
           and non-recurring tax benefits.... $20.6        $19.5       5.6%      $ 1.1
                                              =====        =====                 =====

     Property and casualty
       statutory combined ratio:
         Before catastrophes.................  93.3%        90.9%                  2.4%
         After catastrophes..................  95.2%        94.1%                  1.1%

     Property and casualty segment operating income was lower than the same quarter last year due to January 1999 winter storms. Also, 1998 included a non-recurring tax benefit. Despite the first quarter's increase in winter storm losses, the Company's property and casualty combined ratio increased only 1.1 percentage points from the same period last year. Automobile results for the first three months of 1999 produced a combined ratio of 89.8%, 1.6 percentage points higher than the same period last year, reflecting the increase in automobile winter storm-related losses. The homeowners combined ratio of 116.0% was 0.8 percentage points better than the first three months of 1998, reflecting the decline in catastrophe losses.

     The 11.3% increase in annuity segment operating income was driven by an 8.1% growth in total margin and a 1.9% growth in variable annuity funds on deposit. The net deferral of additional sales-related costs contributed $0.4 million to operating income for the first quarter of 1999. Total annuity segment policy acquisition and operating expenses were unchanged compared to the first quarter of 1998 after the net deferral of additional sales-related costs. Fees on variable annuity business grew by 11.1% compared to the first three months of 1998 as a result of growth in the variable annuity business. Variable annuity accumulated deposits were $1.1 billion at March 31, 1999, $21.0 million more than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was equal to March 31, 1998.

     The increase in life operating earnings included the $0.6 million net deferral of additional sales-related costs. In addition, life segment earnings reflected the impact of better mortality versus prior assumptions in the amortization of deferred acquisition costs and positive experience on a small closed block of individual accident and health business. Excluding these items, life segment earnings increased 11.1% over the first quarter of 1998.

   Net Income

                         Net Income Per Share, Diluted

                                             Three Months Ended          Growth Over
                                                  March 31,               Prior Year
                                             ------------------      -------------------
                                               1999        1998      Percent      Amount
                                             -------      -----      --------     ------
     Operating income......................  $ 0.45       $0.41          9.8%     $ 0.04
     Realized investment gains (losses)....   (0.05)       0.09                    (0.14)
                                             ------       -----                   ------
     Net income............................  $ 0.40       $0.50        -20.0%     $(0.10)
                                             ======       =====                   ======

     Net income, which includes realized investment gains and losses, for the first three months of 1999 decreased by 24.0% and net income per diluted share decreased by 20.0% compared to the same period in 1998 reflecting $2.0 million of after tax realized investment losses for the quarter, compared to $4.1 million of after tax realized investment gains in the same period last year.
The current quarter realized investment loss resulted primarily from the sale of two fixed income securities. The Company's share repurchase program reduced net income by $1.7 million for the first three months of 1999 but resulted in an increase of $0.02 in earnings per share for the period due to the reduction in the number of shares outstanding.

Liquidity and Financial Resources

   Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At March 31, 1999, fixed income securities represented 96.5% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.0% was investment grade and 99.7% was publicly traded. The average quality of the total fixed income portfolio was A+ at March 31, 1999.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.3 years at March 31, 1999 and 4.4 years at December 31, 1998. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

   Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities decreased compared to the first three months of 1998 primarily due to a decrease in investment income collected and an increase in expense payments, both somewhat influenced by timing. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.

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

     For the first three months of 1999, receipts from annuity contracts were slightly less than contract maturities and withdrawals, and net transfers to variable annuity assets decreased compared to the same period last year. Life policy account balances increased slightly compared to last December.

     During the first three months of 1999, the Company repurchased 589,700 shares of its common stock, or 1% of the shares outstanding on December 31, 1998, at an aggregate cost of

$14.3 million, or an average cost of $24.24 per share, under its stock repurchase program. Since early 1997, 6,597,100 shares, or 14% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $177.7 million, equal to an average cost of $26.94 per share. Including shares repurchased in 1995, the Company has repurchased 31% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through cash generated from operations and, when necessary, the Bank Credit Facility. As of March 31, 1999, $22.3 million remained authorized for future share repurchases.

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

     The total capital of the Company was $623.8 million at March 31, 1999, including $99.6 million of long-term debt and $51.0 million of short-term debt. Total debt represented 24.1% of capital at the end of March, within the Company's target operating range of 20% to 25%.

     Shareholders' equity was $473.0 million at March 31, 1999, including an unrealized gain in the Company's investment portfolio of $35.0 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $962.4 million and $23 3/16, respectively, at March 31, 1999. Book value per share was $11.40 at March 31, 1999, $10.56 excluding investment market value adjustments.

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

     As of March 31, 1999 and December 31, 1998, the Company had short-term debt of $51.0 million and $50.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus

0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.3%, as of March 31, 1999. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the three months ended March 31, 1999 was 11.0x compared to 14.2x for the same period in 1998, with the decline attributable to realized investment losses recorded in the current period compared to realized investment gains recorded in the first three months of 1998.

     Total shareholder dividends were $3.9 million for the first three months of 1999. The Company has targeted a payout ratio of 15%. In November 1998, the Board of Directors authorized the seventh increase to the Company's quarterly dividend since the Company's initial public offering in November 1991. The regular quarterly dividend increased by 16% to $0.0925 per share.

     The Company's catastrophe reinsurance program is augmented by a $100 million equity put. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed $80 million, the 1999 coverage limit of the reinsurance program.

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

     The Company manages its market risk by matching the projected cash outflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. The risks associated with mutual fund investments supporting variable annuity products are assumed by those contractholders, not by the Company.

     There have been no material changes during the first three months of 1999 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K.

Year 2000

     All of the Company's mainframe computer systems critical to its business are year 2000 compliant, including the new life processing system which the Company implemented in April 1999. The Company has contacted its vendors inquiring with regard to their year 2000 compliance status and plans and the Company has received responses indicating that most major vendors believe that they are, or would be before the end of 1999, year 2000 compliant. In the remainder of 1999, additional testing of systems, final review of individual personal computer applications and contingency plans will be completed.

    Because of the extent of systems conversion already completed, the Company believes the worst-case scenario would be limited to major vendor conversions that fail to achieve compliance by the end of 1999. The result of this worst-case scenario would be to interrupt the Company's ability to process certain business transactions which could have a significant effect on its business, results of operations and financial condition. During 1999, contingency plans are being completed to mitigate the risks of vendor failures to achieve compliance by the end of the year.

    In addition, non-system contingency plans will be developed during 1999 for possible lapse in service from utility suppliers and other third party service providers. These contingency plans will include efforts to minimize business interruption through action plans which will encompass back-up processes that utilize alternative suppliers and third party service providers, where appropriate.

    Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not incremental costs to the Company. The total cost of the compliance project is estimated to be $6 million, before tax benefits, and is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through March 31, 1999 has expensed $5.8 million before tax benefits, including a cost of $0.4 million for the first three months of 1999.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

        The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-Q.

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

       (b) No reports on Form 8-K were filed by the Company during the first quarter of 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HORACE MANN EDUCATORS CORPORATION
                                         (Registrant)



Date        May 13, 1999                          /s/ Paul J. Kardos
     ---------------------------       -----------------------------------------
                                         Paul J. Kardos
                                          Chairman of the Board,
                                          President and Chief Executive Officer



Date        May 13, 1999                          /s/ Larry K. Becker
     ---------------------------       -----------------------------------------
                                         Larry K. Becker
                                          Executive Vice President
                                          and Chief Financial Officer



Date        May 13, 1999                          /s/ Roger W. Fisher
     ---------------------------       -----------------------------------------
                                         Roger W. Fisher
                                          Senior Vice President,
                                          Financial Information and Control