Form 10-Q
period 1999-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 1999-08-13
CIK 850141

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999
                                      OR
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No ____
                                              -----

     As of July 31, 1999, 41,024,044 shares of Common Stock, par value $0.001 per share, were outstanding, net of 18,258,896 shares of treasury stock.

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999

                                     INDEX




                                                                               Page
                                                                               ----
PART I -  FINANCIAL INFORMATION

        Item 1. Financial Statements

            Consolidated Balance Sheets as of
              June 30, 1999 and December 31, 1998...........................         1

            Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 1999 and 1998.............         2

            Consolidated Statements of Changes in Shareholders' Equity
              for the Six Months Ended June 30, 1999 and 1998...............         3

            Consolidated Statements of Cash Flows for the
              Three and Six Months Ended June 30, 1999 and 1998.............         4

            Notes to Consolidated Financial Statements......................         5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................        12

        Item 3. Quantitative and Qualitative Disclosures about Market Risk..        24

PART II - OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders.........        24

        Item 6. Exhibits and Reports on Form 8-K............................        25

SIGNATURES..................................................................        26

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                    June 30,     December 31,
                                                                     1999           1998
                                                                  ------------   -------------

                                     ASSETS
Investments
  Fixed maturities, available for sale, at market
   (amortized cost, 1999, $2,565,847; 1998, $2,552,537).........    $ 2,562,130  $ 2,651,379
  Short-term and other investments..............................         83,325      102,049
  Short-term investments, loaned securities collateral..........              -       87,392
                                                                     ----------   ----------
       Total investments........................................      2,645,455    2,840,820
Cash............................................................         18,957       12,044
Accrued investment income and premiums receivable...............         99,115      102,661
Value of acquired insurance in force and goodwill...............         97,642      101,055
Deferred policy acquisition costs...............................        124,964      101,658
Other assets....................................................        142,599      114,503
Variable annuity assets.........................................      1,199,052    1,122,739
                                                                     ----------   ----------
       Total assets.............................................    $ 4,327,784  $ 4,395,480
                                                                     ==========   ==========

               LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
  Fixed annuity contract liabilities............................    $ 1,242,454  $ 1,239,234
  Interest-sensitive life contract liabilities..................        423,650      402,490
  Unpaid claims and claim expenses..............................        315,769      307,387
  Future policy benefits........................................        178,861      179,693
  Unearned premiums.............................................        177,681      179,194
                                                                     ----------   ----------
       Total policy liabilities.................................      2,338,415    2,307,998

Other policyholder funds........................................        126,674      124,820
Other liabilities...............................................         85,410      197,292
Short-term debt.................................................         49,000       50,000
Long-term debt..................................................         99,657       99,637
Variable annuity liabilities....................................      1,194,827    1,118,890
                                                                     ----------   ----------
       Total liabilities........................................      3,893,983    3,898,637
                                                                     ----------   ----------
Warrants, subject to redemption.................................            220          220
                                                                     ----------   ----------
Preferred stock.................................................              -            -
Common stock....................................................             59           59
Additional paid-in capital......................................        336,334      336,686
Retained earnings...............................................        440,095      420,274
Accumulated other comprehensive income
  (net unrealized gains (losses) on fixed
  maturities and equity securities).............................           (163)      57,327
Treasury stock, at cost.........................................       (342,744)    (317,723)
                                                                     ----------   ----------
       Total shareholders' equity...............................        433,581      496,623
                                                                     ----------   ----------
         Total liabilities, redeemable
           securities, and shareholders' equity.................    $ 4,327,784  $ 4,395,480
                                                                     ==========   ==========


         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                                Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                -----------------     ----------------
                                                 1999       1998      1999       1998
                                                 ----       ----      ----       ----
Insurance premiums written
 and contract deposits.....................     $207,644   $210,065  $405,709   $407,019
                                                ========   ========  ========   ========
Revenues
 Insurance premiums and
   contract charges earned.................     $148,535   $143,351  $294,779   $284,558
 Net investment income.....................       46,983     48,157    93,907     96,677
 Realized investment gains (losses)........       (5,336)     2,981    (8,473)     9,352
                                                --------   --------  --------   --------
     Total revenues........................      190,182    194,489   380,213    390,587
                                                --------   --------  --------   --------

Benefits, losses and expenses
 Benefits, claims and settlement expenses..      110,667    107,315   211,927    204,745
 Interest credited.........................       22,882     23,802    46,015     47,931
 Policy acquisition expenses amortized.....       13,023     11,688    23,752     23,134
 Operating expenses........................       24,494     26,402    50,230     53,627
 Amortization of intangible assets.........        1,706      1,901     3,413      3,737
 Interest expense..........................        2,423      2,344     4,877      4,704
                                                --------   --------  --------   --------
     Total benefits, losses and expenses...      175,195    173,452   340,214    337,878
                                                --------   --------  --------   --------

Income before income taxes.................       14,987     21,037    39,999     52,709
Income tax expense.........................        4,565      5,389    12,526     14,602
                                                --------   --------  --------   --------
Net income.................................     $ 10,422   $ 15,648  $ 27,473   $ 38,107
                                                ========   ========  ========   ========
Net income per share
 Basic.....................................     $   0.25   $   0.36  $   0.66   $   0.87
                                                ========   ========  ========   ========
 Diluted...................................     $   0.25   $   0.36  $   0.65   $   0.86
                                                ========   ========  ========   ========
Weighted average number of shares
 and equivalent shares (in thousands)
   Basic...................................       41,131     43,597    41,467     43,885
   Diluted.................................       41,663     44,225    41,996     44,513

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                      1999        1998
                                                                   ----------  ----------
Common stock
 Beginning balance..........................................       $      59   $      59
 Options exercised, 1999, 6,550 shares;
   1998, 97,782 shares......................................               -           -
                                                                   ---------   ---------
 Ending balance.............................................              59          59
                                                                   ---------   ---------

Additional paid-in capital
 Beginning balance..........................................         336,686     340,564
 Options exercised..........................................             123       1,890
 Catastrophe-linked equity put option premium...............            (475)     (1,475)
 Purchase of 13,650 warrants................................               -      (4,603)
                                                                   ---------   ---------
 Ending balance.............................................         336,334     336,376
                                                                   ---------   ---------

Retained earnings
 Beginning balance..........................................         420,274     349,274
 Net income.................................................          27,473      38,107
 Cash dividends, 1999, $0.185 per share;
   1998, $0.16 per share....................................          (7,652)     (6,987)
                                                                   ---------   ---------
 Ending balance.............................................         440,095     380,394
                                                                   ---------   ---------

Accumulated other comprehensive income (net unrealized
 gains (losses) on fixed maturities and equity securities)
   Beginning balance........................................          57,327      62,167
   Increase (decrease) for the period.......................         (57,490)     (1,726)
                                                                   ---------   ---------
   Ending balance...........................................            (163)     60,441
                                                                   ---------   ---------

Treasury stock, at cost
 Beginning balance, 1999, 17,183,596 shares;
   1998, 14,896,796 shares..................................        (317,723)   (246,092)
 Purchase of 1,075,300 shares in 1999;
   1,379,100 shares in 1998 (See note 4)....................         (25,021)    (45,095)
                                                                   ---------   ---------
 Ending balance, 1999, 18,258,896 shares;
   1998, 16,275,896 shares..................................        (342,744)   (291,187)
                                                                   ---------   ---------

Shareholders' equity at end of period.......................       $ 433,581   $ 486,083
                                                                   =========   =========

Comprehensive income
 Net income.................................................       $  27,473   $  38,107
 Other comprehensive income.................................         (57,490)     (1,726)
                                                                   ---------   ---------
   Total....................................................       $ (30,017)  $  36,381
                                                                   =========   =========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                             Three Months Ended     Six Months Ended
                                                                  June 30,              June 30,
                                                             ------------------     -----------------
                                                              1999        1998       1999        1998
                                                              ----        ----       ----        ----
Cash flows from operating activities
 Premiums collected................................       $ 145,926   $ 150,856    $ 303,103   $ 307,191
 Policyholder benefits paid........................        (111,141)   (113,623)    (224,634)   (227,937)
 Policy acquisition and other
   operating expenses paid.........................         (44,455)    (51,452)     (89,064)    (91,967)
 Federal income taxes paid.........................         (10,800)    (19,600)     (12,300)    (20,400)
 Investment income collected.......................          44,148      45,730       93,041      99,484
 Interest expense paid.............................            (718)     (1,296)      (4,785)     (4,615)
 Other.............................................           1,079         171          382       1,712
                                                          ---------   ---------    ---------   ---------
     Net cash provided by operating activities.....          24,039      10,786       65,743      63,468
                                                          ---------   ---------    ---------   ---------

Cash flows used in investing activities
 Fixed maturities
   Purchases.......................................        (226,504)   (153,016)    (458,972)   (483,146)
   Sales...........................................         139,896      95,522      285,390     294,449
   Maturities......................................          76,213      91,798      147,739     196,915
 Net cash received from
   short-term and other investments................          12,970      18,896       19,327      34,005
                                                          ---------   ---------    ---------   ---------
     Net cash provided by
       (used in) investing activities..............           2,575      53,200       (6,516)     42,223
                                                          ---------   ---------    ---------   ---------
Cash flows used in financing activities
 Purchase of treasury stock........................         (10,725)    (34,896)     (25,021)    (45,095)
 Dividends paid to shareholders....................          (3,796)     (3,451)      (7,652)     (6,987)
 Principal borrowings (repayments)
   on Bank Credit Facility.........................          (2,000)      3,000       (1,000)      3,000
 Repurchase of common stock warrants...............               -      (4,959)           -      (4,959)
 Exercise of stock options.........................              26         476          123       1,890
 Catastrophe-linked equity put option premium......            (238)          -         (475)     (1,475)
 Annuity contracts, variable and fixed
   Deposits........................................          55,920      63,056      107,180     117,399
   Maturities and withdrawals......................         (65,389)    (46,619)    (116,944)    (91,728)
   Net transfer from (to) variable annuity assets..           2,308     (39,213)      (9,135)    (66,420)
 Net increase (decrease) in
   life policy account balances....................             319        (102)         610        (204)
                                                          ---------   ---------    ---------   ---------
     Net cash used in financing activities.........         (23,575)    (62,708)     (52,314)    (94,579)
                                                          ---------   ---------    ---------   ---------
Net increase in cash...............................           3,039       1,278        6,913      11,112

Cash at beginning of period........................          15,918      10,187       12,044         353
                                                          ---------   ---------    ---------   ---------

Cash at end of period..............................       $  18,957   $  11,465    $  18,957   $  11,465
                                                          =========   =========    =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1999 and 1998
                             (Dollars in thousands)



Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1999 and December 31, 1998 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and six months ended June 30, 1999 and 1998.

    It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 1998 Form 10-K.

    The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

    Indebtedness outstanding was as follows:


                                                       June 30,  December 31,
                                                         1999       1998
                                                       --------  ------------
    Short-term debt:
      $65,000 Bank Credit Facility, commitment to
        December 31, 2001.  (IBOR + 0.325%,
        5.6% as of June 30, 1999)..................    $  49,000    $  50,000
    Long-term debt:
      6 5/8% Senior Notes, due January 15, 2006.
        Face amount less unaccrued discount
        of $343 and $363 (6.7% imputed rate).......       99,657       99,637
                                                       ---------    ---------
          Total....................................    $ 148,657    $ 149,637
                                                       =========    =========

Note 3 - Investments

    The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                 Percent of
                              Carrying Value             June 30, 1999
                          -------------------------  -------------------------
Rating of Fixed           June 30,     December 31,    Carrying     Amortized
Maturity Securities(1)      1999          1998           Value        Cost
------------------------  ---------  --------------  ----------  -------------
      AAA...............    44.8%         44.0%       $1,147,743   $1,147,881
      AA................     8.3           8.5           212,614      209,850
      A.................    17.6          19.1           449,726      444,729
      BBB...............    21.7          21.5           556,339      564,743
      BB................     2.5           2.0            64,763       67,200
      B.................     4.3           4.1           110,699      110,046
      CCC or lower......     0.1           0.1             2,495        3,287
      Not rated(2)......     0.7           0.7            17,751       18,111
                           -----         -----        ----------   ----------
        Total...........   100.0%        100.0%       $2,562,130   $2,565,847
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

(2) This category includes $11.2 million of publicly traded securities not currently rated by S&P or Moody's and $6.6 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 97.4% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Percent               Carrying
                                                    of Total               Value
                                             -----------------------     ---------
                                             June 30,    December 31,     June 30,
Scheduled Maturity                             1999         1998            1999
------------------                           --------    ------------     --------
    Due in 1 year or less................       7.7%          7.0%      $  197,791
    Due after 1 year through 5 years.....      28.1          25.8          719,774
    Due after 5 years through 10 years...      31.0          31.8          794,474
    Due after 10 years through 20 years..      17.5          17.3          448,312
    Due after 20 years...................      15.7          18.1          401,779
                                              -----         -----       ----------
      Total..............................     100.0%        100.0%      $2,562,130
                                              =====         =====       ==========

    The Company loans fixed income securities to third parties, primarily major brokerage firms. At December 31, 1998, fixed maturities with a fair value of $87,392 were loaned. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting

Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments. The corresponding liability is included in Other Liabilities in the Company's consolidated balance sheet.

Note 4 - Shareholders' Equity

  Share Repurchase Programs

    During the first six months of 1999, the Company repurchased 1,075,300 shares of its common stock, or 3% of the outstanding shares on December 31, 1998, at an aggregate cost of $25,021, or an average cost of $23.26 per share, under its stock repurchase program. Shares repurchased during the 24 months ended June 30, 1999 represented 10.8% of the shares outstanding on June 30, 1999. Since early 1997, 7,082,700 shares, or 15% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $188,442, equal to an average cost of $26.61 per share. Including shares repurchased in 1995, the Company has repurchased 32% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through cash generated from operations and, when necessary, the Bank Credit Facility. In May 1999, an additional $100,000 share repurchase authorization was announced. As of June 30, 1999, $111,558 remained authorized for future share repurchases.

    The Company recently announced that its Board of Directors has retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore the strategic alternatives available to the corporation. During the process of considering strategic alternatives, the Board of Directors has decided to suspend the Company's share repurchase program.

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

    The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs. In 1999, the Company began deferring additional sales-related costs for all new life and annuity contracts to be more consistent with common industry accounting practices. The estimated impact of this change is an increase to net income of approximately $3,900 for 1999, of which $1,950 was recognized during the first six months of 1999.

Note 6 - Income Taxes

    The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and recently completed its audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company realized in the past are no longer available to the Company. In addition, in the course of the audit, the IRS has taken the position that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs.
The Company's tax advisors, KPMG LLP, concur with the Company's interpretation of the RARs. The outcome of this matter is uncertain. Therefore, the Company has not accrued a liability in its financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be approximately 5% of the Company's shareholders' equity before unrealized investment gains and losses as of June 30, 1999. Such additional taxes, if any, would increase the Company's income tax expense and effective corporate tax rate only in the year when such an assessment becomes probable and can be reasonably estimated.

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

                                       Ceded to    Assumed
                              Gross      Other    from State
                              Amount   Companies  Facilities    Net
                             --------  ---------  ----------  --------
    Three months ended
        June 30, 1999
---------------------------

    Premiums written.......  $209,563    $ 6,248      $4,329  $207,644
    Premiums earned........   150,270      6,412       4,677   148,535
    Benefits, claims and
      settlement expenses..   115,599      9,216       4,284   110,667

    Three months ended
        June 30, 1998
---------------------------

    Premiums written.......  $212,817    $ 7,195      $4,443  $210,065
    Premiums earned........   145,500      6,551       4,402   143,351
    Benefits, claims and
      settlement expenses..   115,958     11,505       2,862   107,315

    Six months ended
        June 30, 1999
---------------------------

    Premiums written.......  $408,945    $12,293      $9,057  $405,709
    Premiums earned........   297,915     12,490       9,354   294,779
    Benefits, claims and
      settlement expenses..   222,050     19,013       8,890   211,927

    Six months ended
        June 30, 1998
---------------------------

    Premiums written.......  $410,687    $12,457      $8,789  $407,019
    Premiums earned........   287,995     11,796       8,359   284,558
    Benefits, claims and
      settlement expenses..   217,342     19,007       6,410   204,745

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

Note 8 - Segment Information

    The Company conducts and manages its business through four segments. The three operating segments representing the major lines of insurance business are: property and casualty insurance, principally personal lines automobile and homeowners insurance; individual tax-qualified annuity products; and life insurance. The fourth segment, Corporate and Other, includes primarily debt service and realized investment gains and losses. Summarized financial information for these segments is as follows:

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                ----------------------      ----------------------
                                                 1999            1998         1999          1998
                                                -------         ------      --------      --------
    Insurance premiums and
      contract charges earned
        Property and casualty...............    $122,127      $117,600      $243,113    $  233,631
        Annuity.............................       4,286         3,954         8,260         7,548
        Life................................      22,122        21,797        43,406        43,379
                                                --------      --------      --------    ----------
          Total.............................    $148,535      $143,351      $294,779    $  284,558
                                                ========      ========      ========    ==========
    Net investment income
      Property and casualty.................    $  9,199      $  9,696      $ 18,391    $   19,630
      Annuity...............................      26,381        27,092        52,865        54,419
      Life..................................      11,669        11,371        23,174        22,500
      Corporate and other...................          62           270            95           674
      Intersegment eliminations.............        (328)         (272)         (618)         (546)
                                                --------      --------      --------    ----------
          Total.............................    $ 46,983      $ 48,157      $ 93,907    $   96,677
                                                ========      ========      ========    ==========
    Net income
      Operating income
        Property and casualty...............    $  5,918      $  7,827      $ 16,393    $   20,366
        Annuity.............................       6,788         5,765        12,659        11,064
        Life................................       3,657         2,888         8,484         5,534
        Corporate and other,
          including interest expense........      (2,473)       (2,770)       (4,556)       (4,936)
                                                --------      --------      --------    ----------
            Total operating income..........      13,890        13,710        32,980        32,028
      Realized investment gains (losses),
        after tax...........................      (3,468)        1,938        (5,507)        6,079
                                                --------      --------      --------    ----------
            Total...........................    $ 10,422      $ 15,648      $ 27,473    $   38,107
                                                ========      ========      ========    ==========
    Amortization of intangible assets
      Value of acquired insurance in force
        Property and casualty...............    $    258      $    258      $    516    $      516
        Annuity.............................         501           657         1,002         1,248
        Life................................         543           582         1,086         1,164
                                                --------      --------      --------    ----------
          Subtotal..........................       1,302         1,497         2,604         2,928
      Goodwill..............................         404           404           809           809
                                                --------      --------      --------    ----------
            Total...........................    $  1,706      $  1,901      $  3,413    $    3,737
                                                ========      ========      ========    ==========

                                                                  June 30,          December 31,
    Assets                                                          1999                1998
                                                                ------------        ------------
      Property and casualty.................                    $    720,924        $   737,260
      Annuity...............................                       2,714,929          2,730,092
      Life..................................                         833,469            863,864
      Corporate and other...................                          95,486             95,579
      Intersegment eliminations.............                         (37,024)           (31,315)
                                                                ------------        -----------
            Total...........................                    $  4,327,784        $ 4,395,480
                                                                ============        ===========

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

  .  The resolution of legal proceedings and related matters.

Strategic Review

     The Company recently announced that its Board of Directors has retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore the strategic alternatives available to the corporation.

Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

    Insurance Premiums and Contract Charges

               Insurance Premiums Written and Contract Deposits

                                  Six Months Ended            Growth Over
                                      June 30,                 Prior Year
                                 -----------------        --------------------
                                  1999       1998         Percent       Amount
                                 ------     ------        -------       ------
    Automobile and property
      (voluntary)..............   $231.9    $224.8           3.2%       $  7.1
    Annuity deposits...........    107.2     117.4          -8.7%        (10.2)
    Life insurance.............     58.0      56.1           3.4%          1.9
                                  ------    ------                      ------
        Subtotal - core lines..    397.1     398.3          -0.3%         (1.2)
    Involuntary and other
      property & casualty......      8.6       8.7          -1.1%         (0.1)
                                  ------    ------                      ------
        Total..................   $405.7    $407.0          -0.3%       $ (1.3)
                                  ======    ======                      ======

                Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                    Six Months Ended        Growth Over
                                        June 30,             Prior Year
                                 -------------------     ------------------
                                  1999         1998      Percent    Amount
                                 -------     -------     -------    -------
    Automobile and property
      (voluntary)..............   $230.6      $221.5       4.1%       $ 9.1
    Annuity....................      8.3         7.5      10.7%         0.8
    Life.......................     43.4        43.4         -            -
                                  ------      ------                  -----
        Subtotal - core lines..    282.3       272.4       3.6%         9.9
    Involuntary and other
      property & casualty......     12.5        12.2       2.5%         0.3
                                  ------      ------                  -----
        Total..................   $294.8      $284.6       3.6%       $10.2
                                  ======      ======                  =====

    Insurance premiums written and contract deposits decreased slightly for the six months due to the decline in new annuity deposits. Growth continued in the property and casualty and life segments. For the first six months of 1999, single premium annuity deposits declined significantly, -23.5%, compared to the same period last year. 1998's annuity deposit growth benefitted from new tax legislation contributing to a high volume of single premium and rollover deposits to tax-qualified products. Also, annuity deposits in the first six months of 1999 were impacted by the recent performance of the Company's variable annuity mutual funds through the first quarter of 1999. Changes were implemented, the mutual fund investment manager was replaced and contract structural changes were made that will enable the Company's management to make a much quicker reaction to unfavorable performance in the future. Overall management of outside mutual fund portfolio managers has been outsourced to Wilshire Associates. These changes were approved by the Company's mutual fund shareholders in March 1999. For the second quarter of 1999, performance of the Company's two largest mutual funds, which comprise 90% of the Company's variable annuity accumulations, exceeded their comparable Lipper indices.

    The Company continues to expand its exclusive agency force including the number of experienced agents. In total, the Company ended the first six months with 1,070 exclusive full-time agents, growth of 2.3% compared to 1,046 agents 12 months earlier. Particularly significant was the 4.6% growth in the number of experienced agents, reflecting the success of the Company's efforts to improve agent recruitment, training and retention.

    Voluntary automobile and homeowners premium written growth was 3.2% for the first six months of 1999, reflecting growth in average premium per policy and the number of both automobile and homeowners policies in force. Automobile insurance premium increased 1.8%, or $3.2 million, compared to the first six months of last year, and homeowners premium increased 8.3%, or $3.9 million. Approximately one-half of the property and casualty increase in premiums resulted from unit growth of 1.9% bringing quarter-end policies in force to 870,000. Compared to December 31, 1998, total property and casualty policies in force increased 11,000, with the growth split equally between automobile and homeowners insurance. Two-thirds of this growth in policies in force was produced in the first half of 1999 following no growth in the fourth quarter of 1998. The Company's average annual premium per policy for automobile and homeowners increased approximately 2% and 3%, respectively, compared to a year earlier. Including the impact of increased deductibles and reduced coverage in coastal areas, the Company's average effective premium per policy for homeowners insurance increased 5% compared to the first six months of 1998.

    Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, about 1 percentage point less than the 12 months ended June 30, 1998. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance.

    Compared to the second quarter and the first six months of 1998, new annuity deposits decreased 11.4% in the second quarter and 8.7% in the first half of 1999. The decline was primarily attributable to a 23.5% decrease in the first six months of this year in single premium deposits, which last year benefitted from new tax legislation contributing to a high volume of single premium and rollover deposits to tax-qualified products. Annuity deposits in the first half of 1999 were also impacted by the recent performance of the Company's variable annuity mutual funds through the first quarter of 1999. After implementing a number of changes, second quarter 1999 performance of the Company's two largest mutual funds, which comprise 90% of the Company's variable annuity accumulations, exceeded their comparable Lipper indices. New deposits to variable mutual fund annuities decreased 5.3% and new deposits to fixed annuities were 14.1% lower than last year. Variable annuity accumulated funds on deposit at June 30, 1999 were $1.2 billion, $117 million more than a year ago, a 10.9% increase. Fixed annuity cash value retention for the 12 months ended June 30, 1999 was 93.0%. Over the last 12 months, the number of annuity contracts in force grew 7.0%, or 8,000 contracts.

    Life premium growth was 3.4% for the first six months of 1999. This growth included new business from term life products introduced early in 1997 and a new series of whole life products introduced late in the third quarter of 1998 and reflects an insurance in force lapse ratio of 8%. Customer acceptance of these new products continues to grow, as they accounted for approximately half of the Company's new life sales in the first six months of 1999.

  Net Investment Income

    Investment income of $93.9 million for the first six months of 1999 decreased 2.9%, or $2.8 million, (2.3% after tax) compared to last year due to a decline in interest rates and small growth in the investment portfolio. The average pretax yield on the investment portfolio was 7.1% (4.8% after tax) for the first six months of 1999 compared to a pretax yield of 7.3% (4.9% after tax) last year, a decrease of 23 basis points, or 3.1%. Average investments (excluding the securities lending collateral) increased only slightly over the past 12 months reflecting the utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. All of the investment income decrease in the annuity segment was offset by a decline in interest credited to fixed annuity deposits. Excluding the effect of the use of cash in the share repurchase program, net investment income would have been $99.4 million, a small decrease compared to the first six months of 1998.

  Realized Investment Gains and Losses

    Net realized investment losses were $5.4 million for the three months ended June 30, 1999, and $8.5 million for the six months ended June 30, 1999. These losses compare to net realized investment gains of $3.0 million and $9.4 million for the same periods, respectively, in 1998. All of the net realized gains and losses occurred in the fixed income portfolios. The net realized investment losses in the first half of 1999 were about two-thirds due to credit decisions and rate of return considerations in the Company's fixed income investment portfolio and about one-third due to the sale of U.S. Treasury securities in a rising interest rate environment for duration management purposes. Realized investment gains in the first half of 1998 included calls and tenders in the bond portfolio as well as credit and rate of return decisions.

  Benefits, Claims and Settlement Expenses

                                Six Months Ended    Growth Over
                                    June 30,         Prior Year
                               -----------------   ----------------
                                 1999      1998    Percent   Amount
                               --------  -------   -------   ------
    Property and casualty....   $191.0    $182.6     4.6%    $  8.4
    Life.....................     20.9      22.1    -5.4%      (1.2)
                                ------    ------             ------
      Total..................   $211.9    $204.7     3.5%    $  7.2
                                ======    ======             ======

    Property and casualty
      statutory loss ratio:
        Before catastrophes..     73.5%     69.7%               3.8%
        After catastrophes...     78.6%     78.3%               0.3%

    Property and casualty claims and settlement costs reflect a high level of catastrophe losses in both years and higher than expected claims in property and automobile other than catastrophe claims in 1999, including an increase in the average cost per automobile claim. Although catastrophe losses in 1999 were lower than last year, the second quarter of 1999 was the Company's second-worst ever, trailing only the record set in the second quarter of 1998, as policyholders in 23 states incurred damages from 13 separate events. Favorable development of property and casualty claims occurring in prior years was $4.5 million in the first six months of 1999, compared to $15.5 million in the same period in 1998.

    Life mortality was comparable in both years, in both amount and relation to premiums earned. The decrease in life benefits resulted from positive experience on a small closed block of individual accident and health policies.

  Interest Credited to Policyholders

                     Six Months Ended       Growth Over
                          June 30,           Prior Year
                    -----------------    ------------------
                     1999     1998       Percent     Amount
                    ------   ------      -------     ------
    Annuity......   $34.0     $36.9       -7.9%      $(2.9)
    Life.........    12.0      11.0        9.1%        1.0
                    -----     -----                  -----
      Total......   $46.0     $47.9       -4.0%      $(1.9)
                    =====     =====                  =====

    Interest credited to fixed annuity contracts decreased as the fixed annuity average annual interest rate credited decreased 0.5 percentage points to 5.1% in the first six months of 1999, compared to a rate of 5.6% for the same period last year. In addition, the average accumulated deposits for the six months ended June 30, 1999 increased only slightly compared to the same period in 1998. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

  Policy Acquisition and Operating Expenses

    Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the first six months of 1999, policy acquisition and operating expenses decreased $3.0 million, or 3.9%, compared to the same period last year, reflecting the deferral of additional acquisition costs. In 1999, the Company began deferring additional sales-related costs for all new life and annuity contracts to be more consistent with common industry accounting practices. This increased net acquisition costs deferred by $3.0 million for the six months ended June 30, 1999, including $1.5 million in the second quarter. Future quarterly expenses are expected to include similar amounts of additional net deferrals. Excluding the net deferral of additional sales-related costs, policy acquisition and operating expenses for the first six months of 1999 were equal to the same period last year due to a decrease in the amortization of life deferred acquisition costs of $1.9 million to reflect current mortality estimates resulting in higher anticipated future gross profits. Excluding both of these items, the Company's policy acquisition and underwriting expenses increased $1.9 million, or 2.5%, compared to the first six months of 1998.

    The total corporate expense ratio on a statutory accounting basis was 21.0% for the six months ended June 30, 1999, 0.3 percentage points better than the same period in 1998. The property and casualty expense ratio, the 15th lowest of the 100 largest property and casualty insurance groups for 1997, improved to 19.4% for the six months ended June 30, 1999, compared to 19.5% last year.

  Income Tax Expense

    The effective income tax rate was 31.3% for the six months ended June 30, 1999, compared to 27.7% for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 4.3 and 4.1 percentage points in the six months ended June 30, 1999 and 1998, respectively. In the first six months of last year, non-recurring tax benefits reduced the effective rate 6.4 percentage points and contributed $2.8 million, or $0.06 per share, to operating income for that period.

    The Internal Revenue Service (the "IRS") regularly audits the Company's federal income tax returns and recently completed its audit of the Company's 1994 and 1995 tax returns. As a result of this audit, certain tax benefits which the Company realized in the past are no longer available to the Company. Therefore, the Company's effective corporate tax rate is expected to be approximately 31% in 1999 and beyond (an increase from approximately 27% in 1998), assuming that the Company's level of tax-exempt investment income remains about the same.

    In addition, in the course of the audit, the IRS has taken the position that it is not bound by certain documented understandings contained in the Revenue Agent's Reports (the "RARs") pertaining to the audits of the Company's 1989 through 1993 tax returns. The Company is vigorously contesting the IRS' position and believes the IRS should honor the understandings documented in the RARs. The Company's tax advisors, KPMG LLP, concur with the Company's interpretation of the RARs. The outcome of this matter is uncertain.
Therefore, the Company has not accrued a liability in the financial statements with regard to this matter. The maximum amount of additional taxes, with respect to the 1994 through 1998 tax years, if any, that might be due as a result of the resolution of this matter would be approximately 5% of the Company's shareholders' equity before unrealized investment gains and losses as of June 30, 1999. Such additional taxes, if any, would increase the Company's income tax expense and effective corporate tax rate only in the year when such an assessment becomes probable and can be reasonably estimated.

  Operating Income

    For the first six months of 1999, operating income (net income before the after tax impact of realized investment gains and losses) increased 3.1% and operating income per share on a diluted basis of $0.79 increased 9.7%. Second quarter 1999 catastrophe claims were $10 million pretax. Catastrophe losses were widespread during the quarter and reflected an unusually large number of catastrophes. Higher than expected claims in property and automobile other than catastrophe claims added approximately 5 percentage points to the Company's property and casualty combined ratio for the second quarter of 1999. The pretax earnings impact of the 5 percentage points increase in the combined ratio was approximately $6 million. Current year earnings and investment income were reduced compared to the first six months of 1998 due to the utilization of capital in the Company's share repurchase programs. Operating income by segment was as follows:

                                                     Six Months Ended            Growth Over
                                                         June 30,                 Prior Year
                                                     -----------------        -----------------
                                                     1999        1998         Percent    Amount
                                                     -----       -----        -------    ------
    Property & casualty
      Before catastrophe losses and
        non-recurring tax benefits..........          $24.3      $30.5         -20.3%    $(6.2)
      Catastrophe losses, after tax.........            7.9       13.1         -39.7%     (5.2)
      Non-recurring tax benefits............              -        2.8        -100.0%     (2.8)
                                                      -----      -----                   -----
        Total including catastrophe losses..           16.4       20.2         -18.8%     (3.8)
    Annuity.................................           12.7       11.0          15.5%      1.7
    Life....................................            8.5        5.7          49.1%      2.8
    Corporate and other expense.............            1.4        1.8                    (0.4)
    Interest expense........................            3.2        3.1                     0.1
                                                      -----      -----                  ------
        Total...............................          $33.0      $32.0           3.1%    $ 1.0
                                                      =====      =====                   =====
        Total before catastrophe losses
          and non-recurring tax benefits....          $40.9      $42.3          -3.3%    $(1.4)
                                                      =====      =====                   =====

    Property and casualty
      statutory combined ratio:
        Before catastrophes.................           92.9%      89.1%                    3.8%
        After catastrophes..................           98.0%      97.7%                    0.3%

    Property and casualty segment operating income was lower than the first six months of last year due to higher than expected claims in property and automobile other than catastrophe claims, including an increase in the average cost per automobile claim. Also, 1998 included a non-recurring tax benefit. Despite the impact of unusually high weather-related losses, the Company's property and casualty combined ratio increased only 0.3 percentage points from the first six months of last year. Automobile results for the first six months of 1999 produced a combined ratio of 92.1%, 2.4 percentage points higher than the same period last year, reflecting the increase in average cost per automobile claim. The homeowners combined ratio of 117.3% was 11.6 percentage points better than the first six months of 1998, reflecting the decline in catastrophe losses. However, catastrophe losses in both years were significant as the second quarter of 1999 represented the Company's second-worst ever for catastrophe losses, trailing only the record set in last year's second quarter, with an unusually large number of catastrophes that were widespread across the country.

    The 15.5% increase in annuity segment operating income was driven by a 10.9% growth in variable annuity funds on deposit, 8.4% growth in total margin and deferral of additional sales-related costs. Excluding the deferral of additional sales-related costs, annuity operating income increased 8.2% compared to the first six months of 1998, 3.8% in the first quarter increasing to 12.3% growth in the second quarter of 1999. The net deferral of additional sales-related costs contributed $0.8 million to operating income for the first half of 1999. Variable annuity accumulated deposits were $1.2 billion at June 30, 1999, $117.4 million more than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was comparable to June 30, 1998.

    The increase in life operating earnings included the $1.2 million net deferral of additional sales-related costs. In addition, life segment earnings reflected the impact of better mortality versus prior assumptions in the amortization of deferred acquisition costs and positive experience on a small closed block of individual accident and health business. Excluding these items, life segment earnings increased 5.3% over the first six months of 1998.

  Net Income

                         Net Income Per Share, Diluted

                                                  Six Months Ended            Growth Over
                                                       June 30,                Prior Year
                                              ---------------------       ------------------
                                               1999           1998        Percent     Amount
                                              -----           -----       -------     ------
    Operating income....................     $ 0.79           $0.72          9.7%     $ 0.07
    Realized investment gains (losses)..      (0.14)           0.14                    (0.28)
                                             ------           -----                   ------
    Net income..........................     $ 0.65           $0.86        -24.4%     $(0.21)
                                             ======           =====                   ======

    Net income, which includes realized investment gains and losses, for the first six months of 1999 decreased by 27.8% and net income per diluted share decreased by 24.4% compared to the same period in 1998 reflecting $5.5 million of after tax realized investment losses for the six months, compared to $6.1 million of after tax realized investment gains in the same period last year.
The net realized investment losses in the first half of 1999 were about two-thirds due to credit decisions and rate of return considerations in the Company's fixed income investment portfolio and about one-third due to the sale of U.S. Treasury securities in a rising interest rate environment for duration management purposes. Realized investment gains in the first half of 1998 included calls and tenders in the bond portfolio as well as credit and rate of return decisions. The Company's share repurchase program reduced net income by $3.6 million for the first six months of 1999 but resulted in an increase of $0.04 in earnings per share for the period due to the reduction in the number of shares outstanding. Return on shareholders' equity based on net income for the last 12 months was 16%.

Liquidity and Financial Resources

  Investments

    The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At June 30, 1999, fixed income securities represented 96.9% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 92.4% was investment grade and 99.7% was publicly traded. The average quality of the total fixed income portfolio was A+ at June 30, 1999.

    The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.3 years at June 30, 1999 and 4.4 years at December 31, 1998. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

    As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was comparable to the first six months of 1998. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.

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

  Investing Activities

    HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as available for sale. For the six months ended June 30, 1999, purchases and sales of fixed maturity securities were comparable to last year while maturities decreased reflecting timing of scheduled maturities and a higher level of calls during the first six months of 1998 due to market conditions conducive to refinancing securities compared to the previous several years.

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

    For the first six months of 1999, receipts from annuity contracts decreased 8.7% reflecting the reduced level of single premium deposits received. Annuity contract maturities and withdrawals increased $25.2 million, or 27.5%, compared to the first six months of 1998 due to higher withdrawals from the variable annuity option. Improvements during the second quarter of 1999 in the performance of the Company's mutual funds are anticipated to slow these withdrawals. Retention of fixed annuity accumulated cash value was 93.0% for the 12 months ended June 30, 1999. Net transfers to variable annuity assets for the first six months of 1999 were unusually low and were influenced by the performance of the underlying mutual funds through the first quarter of 1999.

    During the first six months of 1999, the Company repurchased 1,075,300 shares of its common stock, or 3% of the shares outstanding on December 31, 1998, at an aggregate cost of $25.0 million, or an average cost of $23.26 per share, under its stock repurchase program. This compares to 1,379,100 shares repurchased in the first six months of 1998 at an aggregate cost of $45.1 million. Shares repurchased over the last 24 months represented 10.8% of the shares outstanding on June 30, 1999. Since early 1997, 7,082,700 shares, or 15% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $188.4 million, equal to an average cost of $26.61 per share. Including shares repurchased in 1995, the Company has repurchased 32% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through cash generated from operations and, when necessary, the Bank Credit Facility. In May 1999, an additional $100 million share repurchase authorization was announced. As of June 30, 1999, $111.6 million remained authorized for future share repurchases.

    The Company recently announced that its Board of Directors has retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore the strategic alternatives available to the corporation. During the process of considering strategic alternatives, the Board of Directors has decided to suspend the Company's share repurchase program.

  Capital Resources

    The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the NAIC. Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to retire long-term debt, repurchase shares of its common stock, increase and pay dividends to its shareholders and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

    The total capital of the Company was $582.5 million at June 30, 1999, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 25.5% of capital at the end of June, at the upper end of the Company's target operating range of 20% to 25%.

    Shareholders' equity was $433.6 million at June 30, 1999, including a very small unrealized loss in the Company's investment portfolio of $0.2 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $1,115.3 million and $27 3/16, respectively, at June 30, 1999. Book value per share was $10.57 at June 30, 1999, both including and excluding investment market value adjustments.

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

    As of June 30, 1999 and December 31, 1998, the Company had short-term debt of $49.0 million and $50.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.6%, as of June 30, 1999. The commitment for the Bank Credit Facility terminates on December 31, 2001.

    The Company's ratio of earnings to fixed charges for the six months ended June 30, 1999 was 9.2x compared to 12.2x for the same period in 1998, with the decline attributable to realized investment losses recorded in the current period compared to realized investment gains recorded in the first six months of 1998.

    Total shareholder dividends were $7.7 million for the first six months of 1999. The Company has targeted a dividend payout ratio of approximately 15%. In November 1998, the Board of Directors authorized the seventh increase to the Company's quarterly dividend since the Company's initial public offering in November 1991. The regular quarterly dividend increased by 16% to $0.0925 per share.

    The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 1999. This catastrophe reinsurance program is augmented by a $100 million equity put. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the $80 million coverage limit. The equity put provides a source of capital for up to $154 million of catastrophe losses, before tax benefits, above the reinsurance coverage limit.

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

    The Company manages its market risk by matching the projected cash outflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations to pay future policyholder obligations as they become due, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. The risks associated with mutual fund investments supporting variable annuity products are assumed by those contractholders, not by the Company.

    There have been no material changes during the first six months of 1999 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K.

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

    In addition, non-system contingency plans are being developed during 1999 for possible lapse in service from utility suppliers and other third party service providers. These contingency plans will include efforts to minimize business interruption through action plans which will encompass back-up processes that utilize alternative suppliers and third party service providers, where appropriate.

    Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not incremental costs to the Company. The total cost of the compliance project is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through June 30, 1999 has expensed $6.1 million before tax benefits, including a cost of $0.7 million for the first six months of 1999. Costs to complete the remaining testing and contingency planning are estimated to be less than $0.5 million before tax benefits.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

    The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-Q.

                          PART II:  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

    At the Company's Annual Meeting of Shareholders held on May 14, 1999, 36,879,938 shares of Common Stock were represented and entitled to vote. The results of the matters submitted to a vote of security holders are shown in the table below.


                                                             Votes      Votes
                                                              For      Against    Abstentions
                                                              ---      -------    -----------
Election of the following nominees to
 hold the office of Director until the next
 Annual Meeting of Shareholders and
 until their respective successors have
 been duly elected and qualified:
      William W. Abbott                                   36,862,172    17,766        -
      Dr. Emita B. Hill                                   36,862,172    17,766        -
      Paul J. Kardos                                      36,862,172    17,766        -
      Donald Kiernan                                      36,862,172    17,766        -
      Jeffrey L. Morby                                    36,862,172    17,766        -
      Shaun F. O'Malley                                   36,862,172    17,766        -
      Charles A. Parker                                   36,862,172    17,766        -
      Ralph S. Saul                                       36,861,902    18,036        -
      William J. Schoen                                   36,862,172    17,766        -

Ratification of the appointment of KPMG
 LLP, independent certified public
 accountants, to serve as the Company's
 auditors for the fiscal year ending
 December 31, 1999.                                       36,674,926    27,881     177,131

Item 6:   Exhibits and Reports on Form 8-K

       Exhibit
       No.                   Description
       --------              -----------

       (a) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk(*).
            (10)  Material contracts:

                  10.1* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to
                            Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the SEC on March 31, 1994.

                  10.1(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.
            (11)  Statement re computation of per share earnings.
            (27)  Financial Data Schedule.

       (b) No reports on Form 8-K were filed by the Company during the second quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       HORACE MANN EDUCATORS CORPORATION
                                                          (Registrant)



Date             August 12, 1999                        /s/ Paul J. Kardos
    ---------------------------------------            ----------------------------------------------------
                                                           Paul J. Kardos
                                                            Chairman of the Board,
                                                            President and Chief Executive Officer

Date             August 12, 1999                        /s/ Larry K. Becker
     ---------------------------------------           -----------------------------------------------------
                                                           Larry K. Becker
                                                            Executive Vice President
                                                            and Chief Financial Officer

Date             August 12, 1999                        /s/ Roger W. Fisher
     ---------------------------------------           -----------------------------------------------------
                                                            Roger W. Fisher
                                                             Senior Vice President,
                                                             Financial Information and Control