Form 10-Q
period 1999-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 1999-11-12
CIK 850141

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1999
                                 OR
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

     As of October 29, 1999, 41,028,069 shares of Common Stock, par value $0.001 per share, were outstanding, net of 18,258,896 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION
          Item 1. Financial Statements


              Independent Auditors' Review Report.............................. 1

              Consolidated Balance Sheets as of
                September 30, 1999 and December 31, 1998....................... 2

              Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1999 and 1998........ 3

              Consolidated Statements of Changes in Shareholders' Equity
                for the Nine Months Ended September 30, 1999 and 1998.......... 4

              Consolidated Statements of Cash Flows for the
                Three and Nine Months Ended September 30, 1999 and 1998........ 5

              Notes to Consolidated Financial Statements....................... 6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................... 13

          Item 3. Quantitative and Qualitative Disclosures about Market Risk.. 26

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders......... 26

          Item 6. Exhibits and Reports on Form 8-K............................ 26

SIGNATURES.................................................................... 27

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of September 30, 1999 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
October 22, 1999

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              September 30,     December 31,
                                                                  1999             1988
                                                              -------------     ------------
                                     ASSETS
Investments
 Fixed maturities, available for sale, at market (amortized
   cost, 1999, $2,571,599; 1998, $2,552,537).................  $2,539,358        $2,651,379
 Short-term and other investments............................     114,627           102,049
 Short-term investments, loaned securities collateral........           -            87,392
                                                               ----------        ----------
     Total investments.......................................   2,653,985         2,840,820
Cash.........................................................      18,746            12,044
Accrued investment income and premiums receivable............     102,591           102,661
Value of acquired insurance in force and goodwill............      96,003           101,055
Deferred policy acquisition costs............................     132,537           101,658
Other assets.................................................     135,939           114,503
Variable annuity assets......................................   1,085,116         1,122,739
                                                               ----------        ----------
     Total assets............................................  $4,224,917        $4,395,480
                                                               ==========        ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Fixed annuity contract liabilities..........................  $1,239,731        $1,239,234
 Interest-sensitive life contract liabilities................     432,051           402,490
 Unpaid claims and claim expenses............................     312,892           307,387
 Future policy benefits......................................     179,008           179,693
 Unearned premiums...........................................     188,711           179,194
                                                               ----------        ----------
     Total policy liabilities................................   2,352,393         2,307,998
Other policyholder funds.....................................     129,079           124,820
Other liabilities............................................     105,298           197,292
Short-term debt..............................................      49,000            50,000
Long-term debt...............................................      99,667            99,637
Variable annuity liabilities.................................   1,080,817         1,118,890
                                                               ----------        ----------
     Total liabilities.......................................   3,816,254         3,898,637
                                                               ----------        ----------

Warrants, subject to redemption..............................         220               220
                                                               ----------        ----------

Preferred stock..............................................           -                 -
Common stock.................................................          59                59
Additional paid-in capital...................................     336,227           336,686
Retained earnings............................................     430,841           420,274
Accumulated other comprehensive income
 (net unrealized gains (losses) on fixed
 maturities and equity securities)...........................     (15,876)           57,327
Treasury stock, at cost......................................    (342,808)         (317,723)
                                                                ----------       ----------
     Total shareholders' equity..............................     408,443           496,623
                                                               ----------        ----------
       Total liabilities, redeemable
         securities, and shareholders' equity................  $4,224,917        $4,395,480
                                                               ==========        ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                             Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                             -------------------    -------------------
                                               1999       1998        1999       1998
                                               ----       ----        ----       ----

Insurance premiums written
 and contract deposits.....................  $208,305   $209,686    $614,014   $616,705
                                             ========   ========    ========   ========

Revenues
 Insurance premiums and
   contract charges earned.................  $149,283   $144,536    $444,062   $429,094
 Net investment income.....................    46,573     47,781     140,480    144,458
 Realized investment gains (losses)........      (423)     4,247      (8,896)    13,599
                                             --------   --------     -------   --------
     Total revenues........................   195,433    196,564     575,646    587,151
                                             --------   --------     -------   --------

Benefits, losses and expenses
 Benefits, claims and settlement expenses..   104,067     96,563     315,994    301,308
 Interest credited.........................    22,814     23,495      68,829     71,426
 Policy acquisition expenses amortized.....    12,746     11,015      36,498     34,149
 Operating expenses........................    29,479     27,057      79,709     80,684
 Amortization of intangible assets.........     1,639      1,856       5,052      5,593
 Interest expense..........................     2,406      2,394       7,283      7,098
 Litigation settlement.....................     1,550          -       1,550          -
                                             --------   --------    --------   --------
   Total benefits, losses and expenses.....   174,701    162,380     514,915    500,258
                                             --------   --------    --------   --------

Income before income taxes.................    20,732     34,184      60,731     86,893
Income tax expense.........................     6,190      9,251      18,716     23,853
Provision for prior years' taxes...........    20,000          -      20,000          -
                                             --------   --------     -------   --------
Net income (loss)..........................  $ (5,458)  $ 24,933    $ 22,015   $ 63,040
                                             ========   ========    ========   ========

Net income (loss) per share
 Basic.....................................  $  (0.13)  $   0.58    $   0.53   $   1.45
                                             ========   ========    ========   ========
 Diluted...................................  $  (0.12)  $   0.57    $   0.53   $   1.43
                                             ========   ========    ========   ========

Weighted average number of shares
 and equivalent shares (in thousands)
   Basic...................................    41,026     42,811      41,318     43,523
   Diluted.................................    41,647     43,413      41,881     44,141




          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                Nine Months Ended
                                                                  September 30,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------  ----------
Common stock
  Beginning balance..........................................  $      59   $      59
  Options exercised, 1999, 12,275 shares;
    1998, 110,182 shares.....................................          -           -
                                                               ---------   ---------
  Ending balance.............................................         59          59
                                                               ---------   ---------

Additional paid-in capital
  Beginning balance..........................................    336,686     340,564
  Options exercised..........................................        262       2,163
  Catastrophe-linked equity put option premium...............       (712)     (1,475)
  Purchase of 13,650 warrants................................          -      (4,603)
  Other......................................................         (9)          -
                                                               ---------   ---------
    Ending balance...........................................    336,227     336,649
                                                               ---------   ---------

Retained earnings
  Beginning balance..........................................    420,274     349,274
  Net income.................................................     22,015      63,040
  Cash dividends, 1999, $0.2775 per share;
    1998, $0.24 per share....................................    (11,448)    (10,403)
                                                               ---------   ---------
  Ending balance.............................................    430,841     401,911
                                                               ---------   ---------

Accumulated other comprehensive income (net unrealized
  gains (losses) on fixed maturities and equity securities)
    Beginning balance........................................     57,327      62,167
    Increase (decrease) for the period.......................    (73,203)      9,497
                                                               ---------   ---------
    Ending balance...........................................    (15,876)     71,664
                                                               ---------   ---------

Treasury stock, at cost
  Beginning balance, 1999, 17,183,596 shares;
    1998, 14,896,796 shares..................................   (317,723)   (246,092)
  Purchase of 1,075,300 shares in 1999;
    1,706,600 shares in 1998 (See note 4)....................    (25,085)    (55,154)
                                                               ---------   ---------
  Ending balance, 1999, 18,258,896 shares;
    1998, 16,603,396 shares..................................   (342,808)   (301,246)
                                                               ---------   ---------

Shareholders' equity at end of period.......................   $ 408,443   $ 509,037
                                                               =========   =========

Comprehensive income
  Net income.................................................  $  22,015   $  63,040
  Other comprehensive income.................................    (73,203)      9,497
                                                               ---------   ---------
    Total....................................................  $ (51,188)  $  72,537
                                                               =========   =========


          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                       Three Months Ended      Nine Months Ended
                                                         September 30,           September 30,
                                                     ----------------------  ----------------------
                                                        1999        1998        1999       1998
                                                     ----------  ----------  ---------- -----------

Cash flows from operating activities
 Premiums collected................................  $ 162,803   $ 158,449   $ 465,906   $ 465,640
 Policyholder benefits paid........................   (114,198)   (122,320)   (338,832)   (349,063)
 Policy acquisition and other
   operating expenses paid.........................    (42,401)    (43,646)   (131,465)   (135,613)
 Federal income taxes paid.........................       (100)     (4,200)    (12,400)    (24,600)
 Investment income collected.......................     49,161      50,655     142,202     150,139
 Interest expense paid.............................     (4,018)     (3,549)     (8,803)     (8,164)
 Other.............................................     (5,945)     (3,678)     (5,499)     (3,160)
                                                     ---------   ---------   ---------   ---------
     Net cash provided by operating activities.....     45,302      31,711     111,109      95,179
                                                     ---------   ---------   ---------   ---------

Cash flows used in investing activities
 Fixed maturities
   Purchases.......................................   (120,176)   (146,416)   (579,148)   (629,562)
   Sales...........................................     57,260      91,873     342,650     386,322
   Maturities......................................     67,836      85,698     215,575     282,613
 Net cash received from (used for)
   short-term and other investments................    (30,541)    (33,857)    (11,214)        148
                                                     ---------   ---------   ---------   ---------
     Net cash provided by
       (used in) investing activities..............    (25,621)     (2,702)    (32,137)     39,521
                                                     ---------   ---------   ---------   ---------

Cash flows used in financing activities
 Purchase of treasury stock........................          -     (10,059)    (25,085)    (55,154)
 Dividends paid to shareholders....................     (3,796)     (3,416)    (11,448)    (10,403)
 Principal borrowings (repayments)
   on Bank Credit Facility.........................          -           -      (1,000)      3,000
 Repurchase of common stock warrants...............          -           -           -      (4,959)
 Exercise of stock options.........................        139         273         262       2,163
 Catastrophe-linked equity put option premium......       (237)          -        (712)     (1,475)
 Annuity contracts, variable and fixed
   Deposits........................................     45,491      49,914     152,671     167,313
   Maturities and withdrawals......................    (64,637)    (49,127)   (181,581)   (140,855)
   Net transfer from (to) variable annuity assets..      4,770     (15,454)     (4,365)    (81,874)
 Net increase (decrease) in
   life policy account balances....................     (1,622)        194      (1,012)        (10)
                                                     ---------   ---------   ---------   ---------
     Net cash used in financing activities.........    (19,892)    (27,675)    (72,270)   (122,254)
                                                     ---------   ---------   ---------   ---------

Net increase (decrease) in cash....................       (211)      1,334       6,702      12,446

Cash at beginning of period........................     18,957      11,465      12,044         353
                                                     ---------   ---------   ---------   ---------

Cash at end of period..............................  $  18,746   $  12,799   $  18,746   $  12,799
                                                     =========   =========   =========   =========


          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999 and 1998
                             (Dollars in thousands)



Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 1999 and December 31, 1998 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and nine months ended September 30, 1999 and 1998.

    It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 1998 Form 10-K.

    The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

    Indebtedness outstanding was as follows:

                                                     September 30,     December 31,
                                                        1999              1998
                                                     -------------     ------------
    Short-term debt:
      $65,000 Bank Credit Facility, commitment to
        December 31, 2001.  (IBOR + 0.325%,
        5.8% as of September 30, 1999).............     $ 49,000         $ 50,000
    Long-term debt:
      6 5/8% Senior Notes, due January 15, 2006.
        Face amount less unaccrued discount
        of $333 and $363 (6.7% imputed rate).......       99,667           99,637
                                                        --------         --------
          Total....................................     $148,667         $149,637
                                                        ========         ========

Note 3 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                           Percent of Carrying Value       September 30, 1999
                          ----------------------------   -----------------------
Rating of Fixed           September 30,   December 31,    Carrying    Amortized
Maturity Securities(1)         1999           1998         Value         Cost
----------------------    -------------   ------------   ----------   ----------
AAA...................         45.5%          44.0%      $1,155,723   $1,164,782
AA....................          8.2            8.5          209,947      209,028
A.....................         19.1           19.1          484,839      485,347
BBB...................         20.0           21.5          508,131      524,184
BB....................          2.2            2.0           55,685       61,131
B.....................          4.6            4.1          115,981      117,731
CCC or lower..........          0.1            0.1            1,563        1,717
Not rated(2)..........          0.3            0.7            7,489        7,679
                              -----          -----       ----------   ----------
    Total.............        100.0%         100.0%      $2,539,358   $2,571,599
                              =====          =====       ==========   ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $1.4 million of publicly traded securities not currently rated by S&P or Moody's and $6.1 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 97.2% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Carrying
                                              Percent of Total             Value
                                        ----------------------------   -------------
                                        September 30,   December 31,   September 30,
Scheduled Maturity                          1999            1998           1999
-------------------------------------   -------------   ------------   -------------
Due in 1 year or less................        7.6%            7.0%       $  192,004
Due after 1 year through 5 years.....       30.8            25.8           782,129
Due after 5 years through 10 years...       31.4            31.8           796,942
Due after 10 years through 20 years..       15.4            17.3           392,947
Due after 20 years...................       14.8            18.1           375,336
                                           -----           -----        ----------
    Total............................      100.0%          100.0%       $2,539,358
                                           =====           =====        ==========

     The Company loans fixed income securities to third parties, primarily major brokerage firms. However, there were no securities on loan at September 30, 1999. At December 31, 1998, fixed maturities with a fair value of $87,392 were loaned. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No.

125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments. The corresponding liability is included in Other Liabilities in the Company's consolidated balance sheet.

Note 4 - Shareholders' Equity

  Share Repurchase Programs

     During the first six months of 1999, the Company repurchased 1,075,300 shares of its common stock, or 3% of the outstanding shares on December 31, 1998, at an aggregate cost of $25,085, or an average cost of $23.33 per share, under its stock repurchase program. No shares were repurchased during the third quarter of 1999. Since early 1997, 7,082,700 shares, or 15% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $188,506, equal to an average cost of $26.62 per share. Including shares repurchased in 1995, the Company has repurchased 32% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through cash generated from operations and, when necessary, the Bank Credit Facility. In May 1999, an additional $100,000 share repurchase authorization was announced. As of September 30, 1999, $111,494 remained authorized for future share repurchases.

     On August 2, 1999, the Company announced that its Board of Directors had retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore the strategic alternatives available to the corporation. During the process of considering strategic alternatives, the Board of Directors has decided to suspend the Company's share repurchase program.

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

     The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs. The Company began deferring additional sales-related costs in 1999 for all new life and annuity contracts, consistent with common industry accounting practices. The estimated impact of this change is an increase to net income of approximately $3,200 for 1999, of which $2,401 was recognized during the first nine months of 1999.

Note 6 - Income Taxes

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on recent developments in that process, it appears that the Company may be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, the Company has, in the third quarter of 1999, recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and the lack of progress in reaching an acceptable agreement with the IRS, management believes it prudent to book the maximum exposure at this time. None of the $20 million reserve was paid as of November 11, 1999. This reserve was a charge to net income in the third quarter of 1999.

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

                                    Ceded to    Assumed
                           Gross      Other    from State
                           Amount   Companies  Facilities    Net
                          --------  ---------  ----------  --------
Three months ended
  September 30, 1999
-----------------------

Premiums written.......  $209,068   $ 5,396    $ 4,633    $208,305
Premiums earned........   151,197     6,395      4,481     149,283
Benefits, claims and
  settlement expenses..   108,302     9,178      4,943     104,067

Three months ended
  September 30, 1998
-----------------------

Premiums written.......  $212,259   $ 7,446    $ 4,873    $209,686
Premiums earned........   147,150     7,068      4,454     144,536
Benefits, claims and
  settlement expenses..   104,477    12,244      4,330      96,563

Nine months ended
  September 30, 1999
-----------------------

Premiums written.......  $618,013   $17,689    $13,690    $614,014
Premiums earned........   449,112    18,885     13,835     444,062
Benefits, claims and
  settlement expenses..   330,352    28,191     13,833     315,994

Nine months ended
  September 30, 1998
-----------------------

Premiums written.......  $622,946   $19,903    $13,662    $616,705
Premiums earned........   435,145    18,864     12,813     429,094
Benefits, claims and
  settlement expenses..   321,819    31,251     10,740     301,308

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 1999. In addition, the Company reinsures 75% of catastrophe losses in Florida above a retention of $6.1 million. These programs are augmented by a $100 million equity put that provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. The fee for the equity put is charged directly to additional paid-in capital. For liability coverages, including the educator professional liability policy, the Company reinsures each loss above a retention of $0.5 million up to $20 million. The Company also reinsures each property loss above a retention of $0.5 million up to $2.5 million.

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


                                                       Three Months Ended                       Nine Months Ended
                                                         September 30,                            September 30,
                                              ------------------------------------     -----------------------------------
                                                    1999                1998                1999                1998
                                              --------------        --------------     --------------      ---------------
    Insurance premiums and
      contract charges earned
        Property and casualty...............     $122,776             $119,588            $365,889           $  353,219
        Annuity.............................        4,273                3,926              12,533               11,474
        Life................................       22,234               21,022              65,640               64,401
                                                 --------             --------            --------           ----------
          Total.............................     $149,283             $144,536            $444,062           $  429,094
                                                 ========             ========            ========           ==========
    Net investment income
      Property and casualty.................     $  9,170             $  9,666            $ 27,561           $   29,296
      Annuity...............................       25,962               26,838              78,827               81,257
      Life..................................       11,705               11,532              34,879               34,032
      Corporate and other...................           90                   17                 185                  691
      Intersegment eliminations.............         (354)                (272)               (972)                (818)
                                                 --------             --------            --------           ----------
          Total.............................     $ 46,573             $ 47,781            $140,480           $  144,458
                                                 ========             ========            ========           ==========
    Net income (loss)
      Operating income
        Property and casualty...............     $  9,414             $ 15,401            $ 25,807           $   35,767
        Annuity.............................        6,077                5,886              18,736               16,950
        Life................................        3,111                3,410              11,595                8,944
        Corporate and other,
          including interest expense........       (2,777)              (2,524)             (7,333)              (7,460)
                                                 --------             --------            --------           ----------
            Total operating income..........       15,825               22,173              48,805               54,201
      Realized investment gains (losses),
        after tax...........................         (275)               2,760              (5,782)               8,839
      Litigation settlement, after tax......       (1,008)                   -              (1,008)                   -
      Provision for prior years' taxes......      (20,000)                   -             (20,000)                   -
                                                 --------             --------            --------           ----------
            Total...........................     $ (5,458)            $ 24,933            $ 22,015           $   63,040
                                                 ========             ========            ========           ==========
    Amortization of intangible assets
      Value of acquired insurance in force
        Property and casualty...............     $    203             $    258            $    719           $      774
        Annuity.............................          500                  624               1,502                1,872
        Life................................          531                  569               1,617                1,733
                                                 --------             --------            --------           ----------
          Subtotal..........................        1,234                1,451               3,838                4,379
      Goodwill..............................          405                  405               1,214                1,214
                                                 --------             --------            --------           ----------
            Total...........................     $  1,639             $  1,856            $  5,052           $    5,593
                                                 ========             ========            ========           ==========

                                                                             September 30,             December 31,
    Assets                                                                       1999                      1998
                                                                             -------------             -----------
      Property and casualty.............................................     $   709,782                $  737,260
      Annuity...........................................................       2,580,743                 2,730,092
      Life..............................................................         832,620                   863,864
      Corporate and other...............................................         138,477                    95,579
      Intersegment eliminations.........................................         (36,705)                  (31,315)
                                                                              ----------                ----------
            Total.......................................................      $4,224,917                $4,395,480
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

Strategic Review

     On August 2, 1999, the Company announced that its Board of Directors had retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore the strategic alternatives available to the corporation. As of November 11, 1999, that process is under way and continuing.

Nine Months Ended September 30, 1999 Compared With Nine Months Ended September 30, 1998

  Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits


                                   Nine Months Ended          Growth Over
                                      September 30,           Prior Year
                                   -----------------      -------------------
                                    1999       1998       Percent     Amount
                                   ------     ------      -------   ---------
    Automobile and property
      (voluntary)..............    $354.9     $345.3        2.8%      $  9.6
    Annuity deposits...........     152.7      167.3       -8.7%       (14.6)
    Life insurance.............      87.1       83.9        3.8%         3.2
                                   ------     ------                  ------
        Subtotal - core lines..     594.7      596.5       -0.3%        (1.8)
    Involuntary and other
      property & casualty......      19.3       20.2       -4.5%        (0.9)
                                   ------     ------                  ------
        Total..................    $614.0     $616.7       -0.4%      $ (2.7)
                                   ======     ======                  ======

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                   Nine Months Ended          Growth Over
                                     September 30,            Prior Year
                                   -----------------      ------------------
                                    1999       1998       Percent     Amount
                                   ------     ------      -------     ------
    Automobile and property
      (voluntary)..............    $347.6     $335.4        3.6%       $12.2
    Annuity....................      12.5       11.5        8.7%         1.0
    Life.......................      65.7       64.4        2.0%         1.3
                                   ------     ------                   -----
        Subtotal - core lines..     425.8      411.3        3.5%        14.5
    Involuntary and other
      property & casualty......      18.3       17.8        2.8%         0.5
                                   ------     ------                   -----
        Total..................    $444.1     $429.1        3.5%       $15.0
                                   ======     ======                   =====

     Premium growth continued in the property and casualty and life segments. Total insurance premiums written and contract deposits decreased slightly for the nine months attributable to a decline in new annuity deposits. For the first nine months of 1999, single premium annuity deposits declined significantly, -23.6%, compared to the same period last year. 1998's annuity deposit growth benefitted from new tax legislation contributing to a high volume of single premium and rollover deposits to tax-qualified products.

     In total, the Company ended the first nine months with 1,053 exclusive full-time agents, compared to 1,059 agents 12 months earlier. While the total number of agents decreased slightly compared to a year ago, the number of experienced agents has increased 3.6%. The number of agents in their first two years with the Company is lower than 12 months ago as a result of fewer hires and an increase in terminations. Modifications have been made to the new agents' financing program that management believes will have a positive impact on agent growth in future years.

     Total voluntary automobile and homeowners premium written growth was 2.8% for the first nine months of 1999, resulting from growth in both the average premium per policy and the number of automobile and homeowners policies in force. Automobile insurance premium increased 1.3%, or $3.5 million, compared to the first nine months of last year, and homeowners premium increased 8.0%, or $6.1 million. Nearly one-half of the property and casualty increase in premiums resulted from unit growth of 1.6% bringing quarter-end policies in force to 873,000. Compared to December 31, 1998, total property and casualty policies in force increased 14,000, with two-thirds of the growth from homeowners insurance and the remaining one-third from automobile insurance. The Company's average annual premium per policy for automobile and homeowners increased approximately 1% and 3%, respectively, compared to a year earlier. Including the impact of increased deductibles and reduced coverage in coastal areas, the Company's average effective premium per policy for homeowners insurance increased 5% compared to the first nine months of 1998.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, about 1 percentage point less than the 12 months ended September 30, 1998. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance.

     New annuity deposits decreased 8.7% compared to the first nine months of 1998, with a comparable decline in the third quarter. The decline was primarily attributable to a 23.6% decrease in the first nine months of this year in single premium deposits, which last year benefitted from new tax legislation contributing to a high volume of single premium and rollover deposits to tax-qualified products. Variable annuity accumulated funds on deposit at September 30, 1999 were $1.1 billion, $85.5 million more than a year ago, an 8.6% increase. However, variable annuity deposit retention decreased 4 percentage points over the 12 months to 90.0%. Fixed annuity cash value retention for the 12 months ended September 30, 1999 was 92.8%, an improvement of 1 percentage point compared to a year ago. Over the last 12 months, the number of annuity contracts in force grew 5.1%, or 6,000 contracts.

     Life premium growth was 3.8% for the first nine months of 1999. This growth included new business from term life products introduced early in 1997 and a new series of whole life products introduced late in the third quarter of 1998 and reflects an insurance in force lapse ratio of 8.1%. Customer acceptance of these new products continues to grow, as they accounted for approximately half of the Company's new life sales in the first nine months of 1999.

  Net Investment Income

     Investment income of $140.5 million for the first nine months of 1999 decreased 2.8%, or $4.0 million, (2.2% after tax) compared to last year due to a decline in interest rates and small growth in the average investment portfolio. The average pretax yield on the investment portfolio was 7.0% (4.7% after tax) for the first nine months of 1999 compared to a pretax yield of 7.3% (4.8% after tax) last year, a decrease of 25 basis points, or 3.4%. Average investments (excluding the securities lending collateral) increased only slightly over the past 12 months reflecting the utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. All of the investment income decrease in the annuity segment was offset by a decline in interest credited to fixed annuity deposits. Excluding the effect of the use of cash in the share repurchase program from both periods, net investment income would have been $150.0 million, a decrease of less than 1% compared to the first nine months of 1998.

  Realized Investment Gains and Losses

     Net realized investment losses were $0.4 million for the three months ended September 30, 1999, and $8.9 million for the nine months ended September 30, 1999. These losses compare to net realized investment gains of $4.2 million and $13.6 million for the same periods, respectively, in 1998. All of the net realized gains and losses occurred in the fixed income portfolios. The net realized investment losses in the first nine months of 1999 were about two-thirds due to credit decisions and rate of return considerations in the Company's fixed income investment portfolio and about one-third due to the sale of U.S. Treasury securities for duration management purposes in a rising interest rate environment. Realized investment gains in the first nine months of 1998 included calls and tenders in the Company's bond portfolio as well as credit and rate of return decisions.

  Benefits, Claims and Settlement Expenses


                                Nine Months Ended      Growth Over
                                  September 30,        Prior Year
                               -------------------  -----------------
                                 1999       1998    Percent   Amount
                               ---------  --------  --------  -------

    Property and casualty....    $285.1    $269.2       5.9%   $15.9
    Life.....................      30.9      32.1      -3.7%    (1.2)
                                 ------    ------              -----
      Total..................    $316.0    $301.3       4.9%   $14.7
                                 ======    ======              =====

    Property and casualty
      statutory loss ratio:
        Before catastrophes..      72.8%     69.0%               3.8%
        After catastrophes...      77.9%     76.3%               1.6%

     Property and casualty claims and settlement costs reflect a high level of catastrophe losses in both years and higher than expected claims in property other than catastrophe claims in 1999. Although catastrophe losses in 1999 were lower than last year, the second quarter of 1999 was the Company's second-worst ever, trailing only the record set in the second quarter of 1998, as policyholders in 23 states incurred damages from 13 separate events. Excluding catastrophe losses, the third quarter 1999 property loss ratio was 78.1%, an increase of 10 percentage points compared to the same period last year including an increase in fire and other non-catastrophe weather losses.

     During the third quarter, the Company's average voluntary automobile insurance premium increased in excess of loss cost developments in the quarter, and the Company's third quarter 1999 voluntary automobile loss ratio excluding catastrophes of 68.7% was 3.7 percentage points lower than in the first six months of 1999. This improvement reflected an increase in average premium per policy that outpaced loss costs during the third quarter and kept pace with loss costs for the first nine months of 1999. This favorable loss ratio reflected a number of operational changes, principally savings realized to date from new claims evaluation software that was fully installed by June 1999.

     Automobile continues to show favorable development of prior years reserves, although at a lower level than last year and the difference represents most of the decrease in automobile pretax earnings between years after nine months. Favorable development of total property and casualty claims occurring in prior years was $8.6 million in the first nine months of 1999, compared to $22.0 million in the same period in 1998. For the third quarter, favorable development of total property and casualty claims occurring in prior years was $4.1 million for the current year and $6.5 million last year.

     Life mortality was less than last year. The decrease in life benefits resulted from positive experience on a small closed block of individual accident and health policies.

  Interest Credited to Policyholders


                    Nine Months Ended               Growth Over
                      September 30,                 Prior Year
                  -------------------          -------------------------
                    1999       1998            Percent         Amount
                  --------    -------          --------      -----------

    Annuity..        $50.6      $54.4             -7.0%           $(3.8)
    Life.....         18.2       17.0              7.1%             1.2
                     -----      -----                             -----
      Total..        $68.8      $71.4             -3.6%           $(2.6)
                     =====      =====                             =====

     Interest credited to fixed annuity contracts decreased as the fixed annuity average annual interest rate credited decreased 0.4 percentage points to 5.1% in the first nine months of 1999, compared to a rate of 5.5% for the same period last year. In addition, the average accumulated deposits for the nine months ended September 30, 1999 increased only slightly compared to the same period in 1998. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

  Policy Acquisition and Operating Expenses

     Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For the first nine months of 1999, policy acquisition and operating expenses increased $1.4 million, or 1.2%, compared to the same period last year, including the deferral of additional acquisition costs. The Company began deferring additional sales-related costs in 1999 for all new life and annuity contracts, consistent with common industry accounting practices. This increased net acquisition costs deferred by $3.7 million for the nine months ended September 30, 1999. Full year 1999 expenses are expected to include approximately $5 million of additional net deferrals. Excluding the net deferral of additional sales-related costs, policy acquisition and operating expenses for the first nine months of 1999 increased $5.1 million, or 4.4%, compared to the same period last year including a decrease in the amortization of life deferred acquisition costs of $1.9 million to reflect current mortality estimates resulting in higher anticipated future gross profits. Excluding both of these items, the Company's policy acquisition and underwriting expenses increased $7.0 million, or 6.1%, compared to the first nine months of 1998.

     The total corporate expense ratio on a statutory accounting basis was 21.8% for the nine months ended September 30, 1999, 0.2 percentage points higher than the same period in 1998. The property and casualty expense ratio, the 10th lowest of the 100 largest property and casualty insurance groups for 1998, was 19.2% for the nine months ended September 30, 1999, compared to 18.9% last year. The increase in these expense ratios primarily reflects the modest level of premium growth.

  Income Tax Expense

     Excluding the $20.0 million additional provision for prior years' taxes, the effective income tax rate was 30.8% for the nine months ended September 30, 1999, compared to 27.5% for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 4.5 and 3.7 percentage points in the nine months ended September 30, 1999 and 1998, respectively. In the first nine months of last year, non-recurring tax benefits reduced the effective rate 5.9 percentage points and contributed $4.3 million, or $0.10 per share, to operating income for that period.

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on recent developments in that process, it appears that the Company may be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, the Company has, in the third quarter of 1999, recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and the lack of progress in reaching an acceptable agreement with the IRS, management believes it prudent to book the maximum exposure at this time. None of the $20 million reserve was paid as of November 11, 1999. This reserve was a charge to net income in the third quarter but was excluded from the determination of reported operating income.

  Operating Income

     For the first nine months of 1999, operating income (net income before the after-tax impact of realized investment gains and losses and non-recurring charges) decreased 10.0%, or $5.4 million, and operating income per share on a diluted basis of $1.17 decreased 4.9%, or $0.06 per share. The decrease was primarily due to prior year tax benefits and voluntary automobile reserve developments partially offset by lower catastrophe losses this year. Third quarter 1999 operating income was impacted by the Company's property business, including catastrophe losses from Hurricane Floyd and higher than expected non-catastrophe property claims. Current year earnings and investment income were reduced compared to the first nine months of 1998 due to the utilization of capital in the Company's share repurchase programs. Operating income by segment was as follows:


                                                     Nine Months Ended                         Growth Over
                                                       September 30,                           Prior Year
                                                    --------------------                 -----------------------
                                                     1999          1998                  Percent         Amount
                                                    ------        ------                 -------        --------
    Property & casualty
      Before catastrophe losses and
        non-recurring tax benefits..........         $38.0         $48.1                  -21.0%         $(10.1)
      Catastrophe losses, after tax.........          12.3          16.7                  -26.3%           (4.4)
      Non-recurring tax benefits............             -           4.3                 -100.0%           (4.3)
                                                     -----         -----                                 ------
        Total including catastrophe losses..          25.7          35.7                  -28.0%          (10.0)
    Annuity.................................          18.7          17.1                    9.4%            1.6
    Life....................................          11.6           8.9                   30.3%            2.7
    Corporate and other expense.............           2.5           2.9                                   (0.4)
    Interest expense........................           4.7           4.6                                    0.1
                                                     -----         -----                                 ------
        Total...............................         $48.8         $54.2                  -10.0%         $ (5.4)
                                                     =====         =====                                 ======
        Total before catastrophe losses
          and non-recurring tax benefits....         $61.1         $66.6                   -8.3%         $ (5.5)
                                                     =====         =====                                 ======

    Property and casualty
      statutory combined ratio:
        Before catastrophe losses...........          92.0%         87.8%                                   4.2%
        After catastrophe losses............          97.1%         95.1%                                   2.0%

     Property and casualty segment operating income was lower than the first nine months of last year including higher than expected claims in property other than catastrophe claims. Also, 1998 included a non-recurring tax benefit. Property and casualty results continue to show favorable development of prior years reserves, although at a lower level than last year. Favorable development of total property and casualty claims occurring in prior years was $5.6 million after tax in the first nine months of 1999, compared to $14.3 million after tax in the same period last year. Automobile results for the first nine months of 1999 produced a combined ratio of 91.1%, 3.4 percentage points higher than the same period last year. During the third quarter of 1999, the Company's average voluntary automobile insurance premium increased in excess of loss cost developments in the quarter, and its automobile loss ratio in the third quarter was lower than the loss ratio for the first half of the year. The homeowners combined ratio of 116.9% was 6.8 percentage points better than the first nine months of 1998, reflecting the decline in catastrophe losses. However, catastrophe losses in both years were significant as the second quarter of 1999 represented the Company's second-worst ever for catastrophe losses, trailing only the record set in last year's second quarter, with an unusually large number of catastrophes that were widespread across the country. Excluding catastrophe losses, the third quarter 1999 property loss ratio increased 10 percentage points compared to the same period in 1998, including an increase in fire and other non-catastrophe weather losses, representing about $0.04 per share.

     The 9.4% increase in annuity segment operating income was driven by an 8.6% growth in variable annuity funds on deposit, 5.2% growth in the interest margin on fixed annuity funds and deferral of additional sales-related costs. The net deferral of additional sales-related costs contributed $1.0 million to operating income for the first nine months of 1999. Variable annuity accumulated deposits were $1.1 billion at September 30, 1999, $85.5 million more than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion increased slightly compared to September 30, 1998.

     Life insurance earnings showed solid growth with life mortality costs less than last year. The increase in life operating earnings was partly due to the $1.4 million net deferral of additional sales-related costs and the impact of better mortality versus prior assumptions in the amortization of deferred acquisition costs.

  Net Income

                         Net Income Per Share, Diluted

                                               Nine Months Ended                  Growth Over
                                                 September 30,                    Prior Year
                                              ------------------            -----------------------
                                                1999       1998             Percent         Amount
                                              -------     ------            -------         -------

    Operating income....................      $ 1.17      $ 1.23               -4.9%        $(0.06)
    Realized investment gains (losses)..       (0.14)       0.20                             (0.34)
    Litigation settlement...............       (0.02)          -                             (0.02)
    Provision for prior years' taxes....       (0.48)          -                             (0.48)
                                              ------      ------                            ------
    Net income..........................      $ 0.53      $ 1.43              -62.9%        $(0.90)
                                              ======      ======                            ======

     Net income, which includes realized investment gains and losses and non-recurring charges, for the first nine months of 1999 decreased by 65.1% and net income per diluted share decreased by 62.9% compared to the same period in 1998. Net income in the third quarter and first nine months of 1999 reflected non-recurring charges for a $20.0 million provision for the maximum liability of Horace Mann with regard to an IRS examination of past tax years ($0.48 per share) and a cost of $1.0 million after tax and after receipt of insurance proceeds for the settlement of certain litigation related to life insurance policies in Alabama ($0.02 per share). The settlement of litigation in Alabama includes the lawsuit in which a verdict of $12.35 million was rendered against the Company on June 25, 1999 as well as 39 other suits brought by the same law firm. Net income also reflected $5.8 million of after tax realized investment losses for the nine months, compared to $8.8 million of after tax realized investment gains in the same period last year. The net realized investment losses in the first nine months of 1999 were about two-thirds due to credit decisions and rate of return considerations in the Company's fixed income investment portfolio and about one-third due to the sale of U.S. Treasury securities for duration management purposes in a rising interest rate environment. Realized investment gains in the first nine months of 1998 included calls and tenders in the bond portfolio as well as credit and rate of return decisions. The Company's share repurchase program reduced net income by $6.2 million for the first nine months of 1999 reflecting utilization of capital and the corresponding reduction of net investment income, but resulted in an increase of $0.04 in earnings per share for the period due to the reduction in the number of shares outstanding.

     Return on shareholders' equity based on operating income for the last 12 months was 16%. After including realized investment losses and non-recurring charges, return on equity based on net income was 10% for the last 12 months.

Liquidity and Financial Resources

  Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At September 30, 1999, fixed income securities represented 95.7% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 92.8% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was AA-/A+ at September 30, 1999.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.2 years at September 30, 1999 and 4.4 years at December 31, 1998. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was greater than the first nine months of 1998 primarily as a result of lower federal income taxes paid. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.

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

  Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as available for sale. For the nine months ended September 30, 1999, purchases and sales of fixed maturity securities were comparable to last year while maturities decreased reflecting timing of scheduled maturities and a higher level of calls during the first nine months of 1998 due to market conditions conducive to refinancing securities compared to the previous several years.

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

     For the first nine months of 1999, receipts from annuity contracts decreased 8.7% reflecting the reduced level of single premium deposits received. Annuity contract maturities and withdrawals increased $40.7 million, or 28.9%, compared to the first nine months of 1998 due to higher withdrawals from the variable annuity option. Variable annuity deposit retention decreased 4 percentage points over the 12 months to 90.0%. Retention of fixed annuity accumulated cash value was 92.8% for the 12 months ended September 30, 1999.

     During the first six months of 1999, the Company repurchased 1,075,300 shares of its common stock, or 3% of the shares outstanding on December 31, 1998, at an aggregate cost of $25.1 million, or an average cost of $23.33 per share, under its stock repurchase program. No shares were repurchased during the third quarter of 1999. This year's repurchases compare to 1,706,600 shares repurchased in the first nine months of 1998 at an aggregate cost of $55.2 million. The repurchase of shares was financed through cash generated from operations and, when necessary, the Bank Credit Facility. In May 1999, an additional $100 million share repurchase authorization was announced. As of September 30, 1999, $111.5 million remained authorized for future share repurchases.

     On August 2, 1999, the Company announced that its Board of Directors had retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore the strategic alternatives available to the corporation. During the process of considering strategic alternatives, the Board of Directors has decided to suspend the Company's share repurchase program.

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

     The total capital of the Company was $557.3 million at September 30, 1999, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 26.7% of capital at the end of September, exceeding the upper end of the Company's target operating range of 20% to 25% due to the provision for prior years' taxes recorded in September.

     Shareholders' equity was $408.4 million at September 30, 1999, including an unrealized loss in the Company's investment portfolio of $15.9 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $1,059.0 million and $25 13/16, respectively, at September 30, 1999. Book value per share was $9.96 at September 30, 1999, $10.35 excluding investment market value adjustments. At September 30, 1998, book value per share was $11.93, $10.25 excluding investment market value adjustments. The decrease over the 12 months was entirely due to the share repurchases, unrealized investment gains and losses and the non-recurring charge for prior years' taxes. Excluding these items, book value per share increased 11.4% over the 12-month period.

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

     As of September 30, 1999 and December 31, 1998, the Company had short-term debt of $49.0 million and $50.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.8%, as of September 30, 1999. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the nine months ended September 30, 1999 was 9.3x compared to 13.2x for the same period in 1998, with the decline primarily attributable to realized investment losses recorded in the current period compared to realized investment gains recorded in the first nine months of 1998.

     Total shareholder dividends were $11.4 million for the first nine months of 1999. The Company has targeted a dividend payout ratio of approximately 15%. In November 1998, the Board of Directors authorized the seventh increase to the Company's quarterly dividend since the Company's initial public offering in November 1991. The regular quarterly dividend increased by 16% to $0.0925 per share.

     The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 1999. In addition, the Company reinsures 75% of catastrophe losses in Florida above a retention of $6.1 million. These catastrophe reinsurance programs are augmented by a $100 million equity put. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the $80 million coverage limit. The equity put provides a source of capital for up to $154 million of catastrophe losses, before tax benefits, above the reinsurance coverage limit.

     At September 30, 1999, warrants to purchase 107,537 shares of the Company's common stock at $2.70 per share were outstanding. During the fourth quarter of 1999, the Company will repurchase all of its remaining outstanding warrants for $2.4 million.

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

     There have been no material changes during the first nine months of 1999 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Form 10-K.

Year 2000

     All of the Company's mainframe computer systems critical to its business are year 2000 compliant. The Company has contacted its vendors inquiring with regard to their year 2000 compliance status and plans and the Company has received responses indicating that major vendors believe that they are, or will be before the end of 1999, year 2000 compliant. In the remainder of 1999, additional testing of systems, final review of individual personal computer applications and contingency plans will be completed.

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

     In addition, non-system contingency plans have been developed for possible lapse in service from utility suppliers and other third party service providers. These contingency plans include efforts to minimize business interruption through back-up processes that utilize alternative suppliers and third party service providers, where appropriate.

     Costs for this compliance project represent the allocation of existing internal information technology resources to address year 2000 compliance and are not incremental costs to the Company. The total cost of the compliance project is being funded through operating cash flows. The Company is expensing all costs associated with these system changes and through September 30, 1999 has expensed $6.3 million before tax benefits, including a cost of $0.9 million for the first nine months of 1999. Costs to complete the remaining testing and contingency planning are estimated to be less than $0.5 million before tax benefits.

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

Item 4: Submission of Matters to a Vote of Security Holders

        None.

Item 6: Exhibits and Reports on Form 8-K

        Exhibit
        No.                   Description
        --------              -----------

        (a) The following items are filed as Exhibits.
            (10) Material contracts:

                 10.1 Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement) entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

                 10.1(a) Amendment effective February 15, 1997 to Catastrophe
                         Equity Securities Issuance Option Agreement
                         (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement), incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 15, 1998.

                 10.1(b) Amendment effective February 15, 1997 to Catastrophe
                         Equity Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.12(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 31, 1999.

                 10.1(c) Amendment effective June 1, 1999 to Catastrophe Equity
                         Securities Issuance Option and Reinsurance Option Agreement.

            (11) Statement re computation of per share earnings.
            (27) Financial Data Schedule.

        (b) No reports on Form 8-K were filed by the Company during the third quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HORACE MANN EDUCATORS CORPORATION
                                      (Registrant)



Date       November 11, 1999                  /s/ Paul J. Kardos
     ------------------------------      -------------------------------
                                         Paul J. Kardos
                                          Chairman of the Board,
                                          President and Chief Executive Officer



Date       November 11, 1999                  /s/ Larry K. Becker
     -----------------------------       ------------------------------
                                         Larry K. Becker
                                          Executive Vice President
                                          and Chief Financial Officer



Date       November 11, 1999                  /s/ Roger W. Fisher
     ------------------------------      -----------------------------
                                         Roger W. Fisher
                                          Senior Vice President,
                                          Financial Information and Control