Form 10-K
period 1999-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2000-03-30
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to

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

  Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                      which registered
          -------------------                   ------------------------

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was approximately $596 million.

    As of March 1, 2000, 41,548,157 shares of Common Stock, par value $0.001 per share, were outstanding, net of 18,258,896 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Proxy Statement for the 2000 Annual Meeting of Shareholders, exclusive of disclosures made pursuant to Regulation S-K, (S) 402 (i), (k) and (l), incorporated by reference into Part III of Form 10-K.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION

                                   FORM 10-K

                         YEAR ENDED DECEMBER 31, 1999

                                     INDEX


Item
Number                                                                      Page
------                                                                      ----
                                    PART I

1.   Business................................................................  1
2.   Properties.............................................................. 29
3.   Legal Proceedings....................................................... 29
4.   Submission of Matters to a Vote of Security Holders..................... 29


                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters... 30
6.   Selected Financial Data................................................. 31
7.   Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 31
7A.  Quantitative and Qualitative Disclosures About Market Risk.............. 31
8.   Consolidated Financial Statements and Supplementary Data................ 31
9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................................. 31


                                   PART III

10.  Directors and Executive Officers of the Registrant...................... 31
11.  Executive Compensation.................................................. 31
12.  Security Ownership of Certain Beneficial Owners and Management.......... 31
13.  Certain Relationships and Related Transactions.......................... 31


                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 32
     SIGNATURES.............................................................. 37
     Index to Financial Information..........................................F-1

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

Overview

    Horace Mann Educators Corporation (together with its subsidiaries, the "Company", "Horace Mann" or "HMEC") is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. HMEC's principal insurance subsidiaries are Horace Mann Insurance Company ("HMIC"), Teachers Insurance Company ("TIC") and Horace Mann Life Insurance Company ("HMLIC"), each of which is an Illinois corporation, and Allegiance Insurance Company ("Allegiance"), a California domiciled personal lines property and casualty insurance company.

    The Company markets its products primarily to educators and other employees of public schools and their families. The Company's 1.1 million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs. Horace Mann is the only national multiline insurance company focused on the niche educator market.

    The Company sells and services its products primarily through an exclusive sales force of full-time agents employed by the Company and trained to sell multiline products. The Company's agents sell only the Company's products and supplemental products authorized by the Company. Many of the Company's agents are former educators who utilize their contacts within, and knowledge of, the target market. Compensation for sales agents includes an incentive element based upon the profitability of the business they write.

    The Company's insurance premiums written and contract deposits for the year ended December 31, 1999 were $821.2 million and operating income (net income before the after tax impact of realized investment gains and losses, litigation settlement and the provision for prior years' taxes) was $70.7 million. The Company's total assets were $4.3 billion at December 31, 1999. The property and casualty segment accounted for 60% of the Company's insurance premiums written and contract deposits for the year ended December 31, 1999, while accounting for 56% of operating income for the period. The annuity and life insurance segments together accounted for 40% of insurance premiums written and contract deposits for the year ended December 31, 1999 (25% and 15%, respectively), and provided 59% (38% and 21%, respectively) of operating income for the period.

    The primary products of the Company's property and casualty segment are private passenger automobile and homeowners insurance. In each of the last 10 years, the Company's combined loss and expense ratio for its property and casualty product lines outperformed the total property and casualty industry combined loss and expense ratio, as reported by A.M. Best Company ("A.M. Best"), an independent insurance rating agency. During this period, the Company's combined loss and expense ratio was better than the total property and casualty insurance industry combined loss and expense ratio by an average of approximately 12 percentage points per year. During the same period of time, the Company's combined loss and expense ratio was better than the personal lines insurance industry segment combined loss and expense ratio by an average of approximately 10 percentage points per year.

    One of the reasons why the Company's property and casualty lines have performed better than the industry is the Company's property and casualty expense ratio, which has been consistently better than the industry ratio since 1983. During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.8 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1999 was 19.8%.

    The Company is the 14th largest provider of 403(b) tax-qualified variable annuities and one of the 20 largest participants in the fixed and variable 403(b) tax-qualified annuity market according to a 1999 A.M. Best report. Approximately 70% of the Company's new annuity contract deposits in 1999 were for 403(b) tax-qualified annuities; approximately 80% of accumulated annuity value on deposit is 403(b) tax-qualified. At December 31, 1999, the accumulated value of all of the Company's annuity contracts (tax and non-tax qualified) was $2.5 billion, representing 125,000 contracts in force. For the 1999 year, 92% of the accumulated cash value of the Company's fixed annuity business remained on deposit. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of such annuities. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2. Total accumulated annuity funds on deposit at December 31, 1999 consisted of 45% variable annuities and 55% fixed annuities.

    The investment portfolio of the Company, including variable annuity assets under management of $1.1 billion, had an aggregate market value of $3.8 billion at December 31, 1999. Investments other than variable annuity assets consist principally of investment grade publicly traded fixed income securities. At December 31, 1999, investments in non-investment grade securities represented 6.9% of total investments excluding variable annuity assets. There are no significant investments in mortgage loans, real estate, foreign securities or privately placed securities.

History

    The Company's business was founded in Springfield, Illinois in 1945 by two Illinois teachers to sell automobile insurance to other teachers within the State of Illinois. The Company expanded its business to other states and broadened its product line to include group and individual life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and homeowners insurance in 1965.

    In 1968, INA Corporation ("INA") acquired a 25% interest in HMEC, and completed its acquisition of HMEC in 1975. In 1982, INA and Connecticut General Corporation merged to form CIGNA. In August 1989 an investor group directed by Gibbons, Green, van Amerongen, L.P. (subsequently Gibbons, Goodwin, van Amerongen) ("GGvA") and certain members of the Company's senior management acquired HMEC from CIGNA. In November 1991, HMEC completed an initial public offering of its common stock (the "IPO"). The common stock is traded on the New York Stock Exchange under the symbol "HMN."

    Following the 1991 initial public offering, GGvA owned approximately 44% of the outstanding shares of the common stock. Pursuant to an agreement with GGvA, in May 1995 HMEC purchased approximately one-half of the shares of its common stock owned by GGvA and in July 1995 completed a secondary public offering of most of the remaining shares of its common stock owned by GGvA.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the periods in the five year period ended December 31, 1999 have been audited by KPMG LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                        Year Ended December 31,
                                                          ----------------------------------------------------
                                                            1999       1998      1997       1996       1995
                                                          ---------  --------  ---------  ---------  ---------
                                                              (Dollars in millions, except per share data)
Statement of Operations Data:
 Insurance premiums written and contract deposits.......  $  821.2   $  827.8  $  771.3   $  704.8   $  654.0
 Insurance premiums and contract charges earned.........     595.1      577.8     542.7      502.7      485.4
 Net investment income..................................     188.3      191.7     198.9      198.6      198.4
 Net investment income, after tax.......................     126.7      128.3     132.6      132.4      132.2
 Realized investment gains (losses).....................      (8.0)       9.9       5.3        2.5        8.6
 Total revenues.........................................     775.4      779.4     746.9      703.8      692.4
 Amortization of intangible assets(1)...................       0.2        6.9      10.7       11.2       11.7
 Interest expense.......................................       9.7        9.5       9.4       10.5       11.6
 Income from continuing operations before income taxes..      93.4      116.8     119.6      100.6      103.6
 Income from continuing operations(2)...................      44.5       85.3      87.1       73.8       75.2
 Discontinued operations(3).............................         -          -      (3.5)      (9.2)      (1.2)
 Net income(2)..........................................      44.5       85.3      83.6       64.6       74.0
 Operating income(4)....................................      70.7       78.9      83.6       73.1       70.9
 Ratio of earnings to fixed charges(5)..................      10.6x      13.3x     13.7x      10.6x       9.9x

Per Share Data(6):
 Basic:
   Operating income(4)..................................  $   1.71   $   1.82  $   1.82   $   1.56   $   1.42
   Realized investment gains (losses), after tax........     (0.13)      0.15      0.08       0.03       0.11
   Litigation settlement, after tax.....................     (0.02)         -         -          -          -
   Provision for prior years' taxes.....................     (0.48)         -         -          -          -
   Income from continuing operations....................      1.08       1.97      1.90       1.57       1.50
   Discontinued operations(3)...........................         -          -     (0.08)     (0.19)     (0.02)
   Net income...........................................      1.08       1.97      1.82       1.38       1.48
 Diluted:
   Operating income(4)..................................  $   1.70   $   1.80  $   1.80   $   1.54   $   1.33
   Realized investment gains (losses), after tax........     (0.13)      0.15      0.07       0.03       0.10
   Litigation settlement, after tax.....................     (0.02)         -         -          -          -
   Provision for prior years' taxes.....................     (0.48)         -         -          -          -
   Income from continuing operations....................      1.07       1.95      1.87       1.55       1.41
   Discontinued operations(3)...........................         -          -     (0.07)     (0.19)     (0.02)
   Net income...........................................      1.07       1.95      1.80       1.36       1.39
 Shares of Common Stock-weighted average:
   Basic................................................      41.2       43.2      45.8       47.0       50.1
   Diluted..............................................      41.7       43.8      46.5       47.6       56.3
 Shares of Common Stock - ending outstanding............      41.0       42.1      44.3       47.3       46.8
 Cash dividends.........................................  $ 0.3825   $ 0.3325  $ 0.2825   $   0.22   $   0.18

Balance Sheet Data, at Year End:
 Total investments......................................  $2,630.2   $2,840.8  $2,769.0   $2,784.3   $2,798.5
 Total assets...........................................   4,253.8    4,395.5   4,131.9    3,861.0    3,662.3
 Total policy liabilities...............................   2,341.3    2,308.0   2,278.6    2,310.0    2,276.0
 Short-term debt........................................      49.0       50.0      42.0       34.0       75.0
 Long-term debt.........................................      99.7       99.6      99.6       99.6      100.0
 Total shareholders' equity.............................     400.1      496.6     506.0      484.4      470.2
 Book value per share(7)................................  $   9.75   $  11.80  $  11.43   $  10.25   $  10.05

                                                        (continued on next page)

                                                                          Year Ended December 31,
                                                           -----------------------------------------------------
                                                             1999       1998       1997       1996       1995
                                                           ---------  ---------  ---------  ---------  ---------
                                                               (Dollars in millions, except per share data)
Segment Information:
 Insurance premiums written and contract deposits
   Property and casualty.................................  $  495.1   $  487.8   $  458.0   $  427.1   $  405.8
   Annuity...............................................     205.7      223.3      199.2      166.9      142.9
   Life..................................................     120.4      116.7      114.1      110.8      105.3
     Total...............................................     821.2      827.8      771.3      704.8      654.0
 Operating income(4)
   Property and casualty.................................  $   39.5   $   53.2   $   61.4   $   54.0   $   56.4
   Annuity...............................................      27.3       23.1       19.3       16.3       14.8
   Life..................................................      14.6       12.4       12.9       12.1       10.4
   Corporate and other, including interest expense.......     (10.7)      (9.8)     (10.0)      (9.3)     (10.7)
     Total...............................................      70.7       78.9       83.6       73.1       70.9

Statutory Operating Data(8):
 Property and casualty:
   Loss and loss adjustment expense ratio................      76.3%      74.4%      71.7%      74.1%      73.5%
   Expense ratio.........................................      19.8%      19.3%      19.4%      19.4%      19.8%
   Combined loss and expense ratio(9)....................      96.1%      93.6%      91.1%      93.5%      93.3%
   Industry average combined loss
     and expense ratio(9)(10)............................     107.5%     105.6%     101.6%     105.8%     106.5%
   Personal lines industry segment average combined
     loss and expense ratio(9)(10).......................     106.0%     102.7%      99.8%     104.9%     103.5%
 Annuity accumulated value on deposit....................  $2,487.3   $2,475.5   $2,314.2   $2,075.5   $1,866.0
 Life insurance in force.................................  $ 12,300   $ 11,799   $ 11,188   $ 10,645   $ 10,235
 Adjusted capital and surplus of insurance subsidiaries
   (includes investment reserves)(11)....................  $  405.7   $  379.8   $  372.3   $  404.6   $  389.8

___________________________
(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of Allegiance.
(2) 1999 includes a non-recurring charge of $20.0 million, or $0.48 per share, to record an additional federal income tax provision representing the Company's maximum exposure for disputed prior years' taxes.
(3) In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business and during 1997 the Company accelerated the withdrawal. Group medical results net of taxes are reported separately as discontinued operations and 1997 and 1996 include additional after tax charges of $3.5 million, or $0.07 per diluted share, and $3.9 million, or $0.08 per diluted share, respectively, for estimated losses during the phase-out period.
(4) Income from continuing operations before the after tax impact of realized investment gains and losses, litigation settlement, provision for prior years' taxes, cost of the additional rights relating to the 1995 share repurchase and discontinued operations.
(5) For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before income taxes and interest expense (including amortization of debt issuance cost), and "fixed charges" consist of interest expense (including amortization of debt issuance cost).
(6) Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units, warrants prior to their repurchase in 1999 and, prior to their early retirement in February 1996, the convertible notes were considered potentially dilutive securities for purposes of calculating diluted earnings per share.
(7) Due to the adoption by the Company on January 1, 1994 of Financial Accounting Standard No. 115 ("FAS 115"), total shareholders' equity included a decrease, net of taxes, of $40.0 million at December 31, 1999 and an increase, net of taxes, of $57.3 million, $62.2 million, $29.7 million and $76.2 million at December 31, 1998, 1997, 1996 and 1995, respectively. Excluding the FAS 115 market value accounting for investments, book value per share was $10.73, $10.44, $10.03, $9.62 and $8.42 at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.
(8) Statutory data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices and filed with insurance regulatory authorities.
(9) Property and casualty combined loss and expense ratio includes policyholder dividends.
(10) Source: Best's Aggregates and Averages (1996 through 1999 Eds.). The industry averages for the year ended December 31, 1999 are from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2000, published by A.M. Best.
(11) Investment reserves were the Asset Valuation Reserves.

General

    The Company markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. The following table sets forth by segment the amount of insurance premiums written and contract deposits for the Company for the periods indicated.

               Insurance Premiums Written and Contract Deposits
                             (Dollars in millions)


                                            Year Ended December 31,
                               ----------------------------------------------
                                   1999             1998            1997
                               --------------  --------------  --------------
Property and casualty........  $495.1   60.3%  $487.8   58.9%  $458.0   59.4%
Annuity......................   205.7   25.0    223.3   27.0    199.2   25.8
Life.........................   120.4   14.7    116.7   14.1    114.1   14.8
                               ------  -----   ------  -----   ------  -----

 Total.......................  $821.2  100.0%  $827.8  100.0%  $771.3  100.0%
                               ======  =====   ======  =====   ======  =====

Corporate Strategy and Marketing

    The Company's target market consists of educators and other employees of public schools and their families. Horace Mann is the only national multiline insurance company focused on the niche educator market. It is estimated that there are approximately 3 million elementary and secondary public school teachers and administrators in the United States. The Company also sells its products to other education-related customers, including private school teachers, education support personnel, and their families, and customer referrals.

    The U.S. Department of Education estimates that the number of public school teachers is growing 1% annually. Recent federal programs which reduce class size and add additional teachers may increase this growth rate. Annual turnover of 8% in the educator market, combined with the 1% growth rate cited above, results in a 9% annual increase in the Company's niche market. In addition to increases in the number of teachers that result from growth in the general population and in the number of school age children, turnover among the teacher population increases the size of the Company's target market. New teachers and educational support personnel are solicited by the Company's agents and the Company attempts to retain customers who have retired or left the teaching profession. The Company's 1.1 million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs.

 Exclusive Agency Force

    A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time agents who are employees of the Company trained to sell multiline products. As of December 31, 1999, the Company employed 1,105 full-time agents, including 708 agents having more than two years of experience with the Company. Many of the Company's agents were previously teachers or other members of the education profession who both understand their customers' needs and maintain relationships with current and former educators. The Company's agents market and write the full range of the Company's products with all agents licensed in both property and casualty and life products and approximately 80% of experienced agents licensed by the National Association of Securities Dealers, Inc. ("NASD") to sell variable annuities. They are under contract to market and write only those products authorized by the Company. The agency force is managed through 63 agency offices in 47 states.

    The Company's service commitment to its policyholders begins with personal contact at the point of sale between the Company's agents and potential policyholders. In addition, the Company's agents often have direct access to school premises, placing them in an advantageous position to write and service individual insurance business for educators. In surveys, the Company's customers have stated that important reasons for choosing and staying with Horace Mann are the personal service and broad array of products the Company's agents deliver and education association sponsorships. Management believes that Horace Mann's name recognition and policyholder loyalties lead to new customers and cross selling of additional insurance products. At December 31, 1999, 32% of the Company's 1.1 million customers had more than one Horace Mann product.

    The Company's agents pre-underwrite policy applicants. The Company structures its agent training and its agent compensation to provide incentives for agents to adhere to the Company's underwriting standards and practices and business growth plans. Agents' compensation increases by writing more profitable business, not just additional business. Agents' compensation after an initial two-year period is comprised entirely of commissions and incentive bonuses based on profitability of insurance written, retention of customers and sales. In 1999, incentive bonuses represented 24% of compensation for agents having more than two years of experience with more than 90% of the bonuses based on profitability. The profitability related portion of agent compensation is based on individual and agency loss ratios in the case of property and casualty policies, where permitted by law, and persistency in the case of life policies. Management believes that this compensation structure, which rewards the individual agent's selection of profitable business, helps to produce profitable business.

    Alternate Distribution Program

    The Company has established an alternate distribution marketing program to develop new sales channels that supplement and complement the exclusive agency force. As of December 31, 1999, the Company had established relationships with over 100 educator credit unions serving nearly 700,000 members in 35 states. At some of those credit unions, a salaried representative of the Company is available to meet with prospective customers, while other of those credit unions refer their members to the Company and its agents for their insurance needs.

    Geographic Composition of Business

    The Company's business is geographically diversified. Based on direct insurance premiums earned and contract deposits for all product lines for the year ended December 31, 1999, the top five states and their portion of total premium were North Carolina, 7.9%; Texas, 6.4%; Illinois, 5.2%; Massachusetts, 5.2%; and Minnesota, 4.9%.

    HMEC's property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 1999:

                 Property and Casualty Segment Top Ten States
                             (Dollars in millions)

                                                           Property and Casualty
                                                                  Segment
                                                        --------------------------
                                                           Direct         Percent
State                                                   Premiums(1)       of Total
-----                                                   -----------       --------
North Carolina....................................         $ 36.3             7.4%
Texas.............................................           34.8             7.1
Massachusetts.....................................           34.3             7.0
California........................................           33.3             6.7
Minnesota.........................................           30.8             6.2
Florida...........................................           28.1             5.7
Pennsylvania......................................           23.2             4.7
Michigan..........................................           21.3             4.3
South Carolina....................................           20.8             4.2
Georgia...........................................           16.4             3.3
                                                           ------           -----
 Total of top ten states..........................          279.3            56.6
All other areas...................................          214.5            43.4
                                                           ------           -----
 Total direct premiums............................         $493.8           100.0%
                                                           ======           =====

____________________
(1) Defined as earned premiums before reinsurance and is determined under statutory accounting practices.

   HMEC's principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 1999:

               Combined Life and Annuity Segments Top Ten States
                             (Dollars in millions)

                                                   Direct Premiums and     Percent
State                                              Contract Deposits(1)    of Total
-----                                              --------------------    --------
North Carolina....................................         $ 29.0             8.8%
Illinois..........................................           28.8             8.8
Virginia..........................................           19.7             6.0
Tennessee.........................................           18.3             5.6
Texas.............................................           17.6             5.3
Indiana...........................................           15.7             4.8
Pennsylvania......................................           10.9             3.3
Maine.............................................           10.5             3.2
Wisconsin.........................................           10.4             3.2
Louisiana.........................................           10.0             3.0
                                                           ------           -----
 Total of top ten states..........................          170.9            52.0
All other areas...................................          157.9            48.0
                                                           ------           -----
 Total direct premiums............................         $328.8           100.0%
                                                           ======           =====

__________________
(1) Determined under statutory accounting practices.

    National, State and Local Education Associations

    The Company estimates that less than half of its policyholders are members of the National Education Association ("NEA"), the nation's largest confederation of state and local teachers' associations. NEA has approximately
2.4 million members.

    The Company has had a long relationship with NEA and many of the state and local education associations affiliated with NEA. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management on a regular basis. These meetings provide management with the opportunity to better assess the present and future needs of its target market and to cultivate better relations with education association leaders. In certain states, where approved by the applicable state insurance departments, state or local association members are entitled to a discount on premiums for certain property and casualty insurance products sold by the Company and additional product features and coverages.

    From 1984 to September 1993 and beginning again in September 1996, on a national level NEA purchased from the Company educator excess professional liability insurance for all of its members. NEA has committed to purchase this insurance from the Company through August 2002. Premium from this product represents less than 1% of all insurance premiums written and contract deposits of the Company. Between September 1993 and September 1996, the Company did not write this policy.

    It is the practice of NEA and affiliated state and local education associations to "sponsor" various insurance products and services, including those of the Company and its competitors. "Sponsorship" is generally determined independently by each of these organizations. Being "sponsored" generally means that NEA and such state and local associations evaluate a product, authorize the use of their names in connection with the marketing of the product and, in some instances, recommend that their membership consider buying the product. From time to time during the past 30 years, NEA has sponsored various Company products and currently sponsors the Company's homeowners policy, which was co-sponsored by 39 NEA-affiliated state associations as of December 31, 1999.
Since 1988, the Company's homeowners policy was the only product of the Company that was sponsored by NEA (exclusive of the educator excess professional liability insurance policy purchased by NEA as described above). NEA-affiliated education associations in 40 states sponsor products of the Company other than homeowners. NEA-affiliated education associations in 45 states sponsor one or more of the Company's products. In many cases, associations that sponsor one of the Company's products also sponsor competing products. The Company does not pay NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for advertising that appears in NEA and state education association publications.

    Some of the advantages of education association sponsorship include prestige and enhanced brand awareness, increased opportunity for the Company's agents to market products on school premises, and improved agent recruiting, especially among former teachers. The Company's customers decide whether to purchase the Company's products for a number of reasons, including pricing and service of the product and the customer's relationship with the selling agent. Education association sponsorship may be one factor in such a decision.

    In addition to its longstanding relationships with NEA and affiliated state and local education associations, the Company has established its brand name through its annual scholarship program for dependents of public school employees, its annual educator surveys, sponsorship of the National Teacher Hall of Fame, sponsorship of the educator and student resource website www.reacheverychild.com and availability of educator information on the Company's website www.horacemann.com as well as local agent contacts with school districts. The Company tailors its products to the educator market, including certain educator specific features and hybrid products, which distinguishes the Company's products from competitors.

Property and Casualty

    The property and casualty segment represented 60% of the Company's total insurance premiums and contract deposits and 56% of the Company's operating income in 1999.

    The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 1999 represented 46% of the Company's total insurance premiums written and contract deposits and 76% of property and casualty net written premiums. As of December 31, 1999, the Company had approximately 592,000 voluntary automobile policies in force with annual premiums of approximately $408 million. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have no accidents and no more than one violation. The Company has instituted a program in a limited number of states to provide non-preferred risk coverage to the educator market, with a third-party vendor underwriting such insurance and the Company receiving a commission on its sale.

    In 1999, homeowners insurance represented 14% of the Company's total insurance premiums written and contract deposits and 23% of property and casualty premiums. The Company writes primarily residential homes. As of December 31, 1999, the Company had approximately 280,000 homeowners policies in force with annual premiums of approximately $113 million.

    The educator excess professional liability insurance represented the remaining 1% of the Company's 1999 property and casualty premiums. See "Business - Corporate Strategy and Marketing - National, State and Local Education Associations."

    The results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. In particular, the property and casualty insurance industry has historically experienced pricing and profitability cycles. With respect to these cycles, the factors most affecting current and prospective results of operations are intense price competition and aggressive marketing by property and casualty insurers, which have historically resulted in higher combined loss and expense ratios. Periods characterized by higher combined loss and expense ratios have typically been followed by withdrawal of capacity in the property and casualty industry and a firming of prices, resulting in lower combined loss and expense ratios. Because of the nature of the property and casualty cycle, it is difficult to predict future trends in the industry's overall combined loss and expense ratio. Management of the Company believes that these factors will continue to produce pricing and profitability cycles for the industry in the future. Generally, the personal lines segment of the property and casualty insurance market has been less subject to the pricing and profitability cycles that have affected the commercial lines segment and the overall industry. Because virtually all the Company's property and casualty business is personal lines business, management believes the Company's operations are less subject to pricing and profitability cycles than the operations of many other insurers.

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

                         Property and Casualty Segment
                   Selected Historical Financial Information
                             (Dollars in millions)


                                                     Year Ended December 31,
                                                     ------------------------
                                                      1999     1998     1997
                                                     ------   ------   ------
Statement of Operations Data:
 Insurance premiums written........................  $495.1   $487.8   $458.0
 Insurance premiums earned.........................   491.1    476.4    447.2
 Net investment income.............................    37.0     38.9     41.7
 Operating income before income taxes..............    54.6     66.5     78.7
 Operating income..................................    39.5     53.2     61.4
 Net investment income, after tax..................    28.3     29.0     30.4
 Catastrophe costs, after tax......................    12.7     18.5      4.0

Statutory Operating Statistics:
 Loss and loss adjustment expense ratio............    76.3%    74.4%    71.7%
 Expense ratio.....................................    19.8%    19.3%    19.4%
 Combined loss and expense ratio
  (including policyholder dividends)...............    96.1%    93.6%    91.1%
 Combined loss and expense ratio before
  catastrophes (including policyholder dividends)..    92.2%    87.7%    89.7%

GAAP Operating Statistics:
 Loss and loss adjustment expense ratio............    76.3%    74.4%    71.7%
 Expense ratio.....................................    19.7%    19.3%    19.6%
 Combined loss and expense ratio
  (including policyholder dividends)...............    96.0%    93.7%    91.3%
 Combined loss and expense ratio before
  catastrophes (including policyholder dividends)..    92.1%    87.8%    89.9%

Automobile and Homeowners (Voluntary):
 Insurance premiums written........................  $470.7   $459.0   $431.0
 Insurance premiums earned.........................   465.0    449.9    421.5
 Policies in force (in thousands)..................     872      859      837

    Property and Casualty Ratios

    In each of the last 10 years, the Company's combined loss and expense ratio for its property and casualty product lines outperformed the total property and casualty industry combined loss and expense ratio, as reported by A.M. Best. During this period, the Company's combined loss and expense ratio was better than the total property and casualty insurance industry combined loss and expense ratio by an average of approximately 12 percentage points per year. During the same period of time, the Company's combined loss and expense ratio was better than the personal lines insurance industry segment combined loss and expense ratio by an average of approximately 10 percentage points per year.

    The table below compares the Company's combined loss and expense ratios with published industry averages.

           Property and Casualty Combined Loss and Expense Ratio(1)


                                                                    Property and
                                      The        Personal Lines       Casualty
                                  Company(2)   Industry Segment(3)  Industry(3)
                                  ---------    -------------------  ------------
   Year Ended December 31,
     1999.........................   96.1%             106.0%       107.5%
     1998.........................   93.6              102.7        105.6
     1997.........................   91.1               99.8        101.6
     1996.........................   93.5              104.9        105.8
     1995.........................   93.3              103.5        106.5
     1994.........................   93.7              104.5        108.5
     1993.........................   93.3              103.9        106.9
     1992.........................   97.1              112.5        115.8
     1991.........................   98.4              107.1        108.8
     1990.........................  101.8              109.8        109.6

__________________
(1) Combined loss and expense ratio includes policyholder dividends and is determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1990 through 1993.
(3) Source: Best's Aggregates and Averages (1991 through 1999 Eds.). 1999 is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2000, published by A.M. Best.

    Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 1999 were as follows:

                               Catastrophe Costs
                             (Dollars in millions)


                                                             Property and
                                                     The       Casualty
                                                  Company(1)  Industry(2)
                                                  ----------  -----------
   Year Ended December 31,
    1999......................................      $19.6     $ 8,200.0
    1998......................................       28.4       9,175.0
    1997......................................        6.2       2,560.0
    1996......................................       20.9       7,375.0
    1995......................................       13.9       7,425.0
    1994......................................       16.2      17,030.0
    1993......................................        8.3       5,705.0
    1992......................................       13.3      22,870.0
    1991......................................        9.9       4,698.0
    1990......................................        7.0       2,560.0

__________________________
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company's individually significant catastrophe losses net of reinsurance were as follows:

       1999 - $5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
       1998 - $7.9 million, May Minnesota hailstorm; $2.9 million, May Upper Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
       1997 - $1.4 million, July wind/hail/tornadoes; $1.1 million, Denver, Colorado hailstorm.
       1996 -  $8.2 million, Hurricane Fran.
       1995 - $2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane Opal.
       1994 -  $6.0 million, Northridge, California earthquake.
       1993 -  $2.2 million, East Coast blizzard.
       1992 -  $1.9 million, Hurricane Andrew.
       1991 -  $1.0 million, Hurricane Bob.
       1990 -  $2.8 million, Denver, Colorado hailstorm.

(2) Source: 1999 from Insurance Services Office, Inc. news release dated January 18, 2000. 1990 through 1998 from Insurance Trends, Property - Casualty Edition, First Quarter 1999, published by Conning & Company. These amounts are before reinsurance and federal income tax benefits and exclude all loss adjustment expenses.

    During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.8 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 1999 was 19.8%.

    The table below compares the Company's expense ratios with published industry averages.

                    Property and Casualty Expense Ratio(1)

                                                                   Property and
                                      The        Personal Lines      Casualty
                                  Company(2)   Industry Segment(3)  Industry(3)
                                  ---------    -------------------  -----------
   Year Ended December 31,
     1999.........................   19.8%              26.2%          28.1%
     1998.........................   19.3               25.0           27.7
     1997.........................   19.4               24.3           27.1
     1996.........................   19.4               23.4           26.4
     1995.........................   19.8               23.7           26.3
     1994.........................   19.8               23.5           26.0
     1993.........................   19.6               23.9           26.2
     1992.........................   19.6               24.4           26.6
     1991.........................   19.8               24.7           26.4
     1990.........................   19.1               24.3           26.0

______________________
(1) Determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1990 through 1993.
(3) Source: Best's Aggregates and Averages (1991 through 1999 Eds.). The 1999 personal lines result is an estimate from A.M. Best. The 1999 total industry result is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2000, published by A.M. Best.

    Property and Casualty Reserves

    In each of the last ten years the Company's property and casualty reserves have developed cumulative redundancies. Reserves for claims and claims expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses.

    The Company establishes property and casualty claim reserves to cover its estimated ultimate liability for claims and claims adjustment expense with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and generally accepted accounting principles ("GAAP"), no reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the property and casualty operations are significantly influenced by estimates of property and casualty claims and claims expense reserves. These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the date of the financial statements.

    The reserve estimates are based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. The establishment of reserves, including reserves for catastrophes, is an inherently uncertain process and the ultimate cost of losses may vary materially from the recorded reserve amounts. The Company regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be appropriate.

    Due to the inherent uncertainty in estimating reserves for claims and claims expenses, there can be no assurance that ultimate liabilities will not exceed amounts reserved, with a resulting adverse effect on the Company. Management believes that the Company's overall reserve levels at December 31, 1999 are adequate to meet its future obligations.

    The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claims expense reserves, displayed individually for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claims expense amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances are reflected in the Consolidated Balance Sheets also listed on page F-1 of this report.

  Reconciliation of Property and Casualty Claims and Claims Expenses Reserves
                             (Dollars In millions)

                                                                                   Year Ended December 31,
                                                                          -------------------------------------
                                                                           1999            1998           1997
                                                                          ------          ------         ------
Gross reserves, beginning of year......................................   $298.9          $310.6         $340.4
 Less reinsurance recoverables.........................................     55.9            41.3           34.1
                                                                          ------          ------         ------
Net reserves, beginning of year........................................    243.0           269.3          306.3
                                                                          ------          ------         ------
Incurred claims and claims expense:
 Claims occurring in the current year..................................    379.5           379.6          365.9
 Increase (decrease) in estimated reserves for claims
  occurring in prior years(1):
   Policies written by the Company.....................................     (7.6)          (23.3)         (40.0)
   Business assumed from state reinsurance facilities..................      3.0            (1.6)          (5.1)
                                                                          ------          ------         ------
    Total decrease.....................................................     (4.6)          (24.9)         (45.1)
                                                                          ------          ------         ------
   Total claims and claims expense incurred............................    374.9           354.7          320.8
                                                                          ------          ------         ------
Claims and claims expense payments for claims occurring during:
 Current year..........................................................    240.0           239.0          209.2
 Prior years...........................................................    142.5           142.0          148.6
                                                                          ------          ------         ------
   Total claims and claims expense payments............................    382.5           381.0          357.8
                                                                          ------          ------         ------
Net reserves, end of period............................................    235.4           243.0          269.3
 Plus reinsurance recoverables.........................................     64.4            55.9           41.3
                                                                          ------          ------         ------
Gross reserves, end of period(2).......................................   $299.8          $298.9         $310.6
                                                                          ======          ======         ======

____________________
(1) Shows the amounts by which the Company decreased or increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.
(2) Unpaid claims and claims expense as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $9.8 million, $8.5 million and $11.7 million at December 31, 1999, 1998 and 1997, respectively, in addition to property and casualty reserves.

    The provision for claims and claims expenses for insured events in prior years decreased by $4.6 million, $24.9 million and $45.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. This favorable claim development resulted primarily from improving trends in the frequency and severity of voluntary automobile claims. Future reserve releases, if any, will depend on the continuation of favorable claim trends.

    The year-end 1999 gross reserves of $299.8 million for property and casualty insurance claims and claims expense, as determined under GAAP, were $64.4 million more than the reserve balance of $235.4 million recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third parties totaling $64.4 million that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting.

   Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

                        Impact of Catastrophe Losses(1)
                             (Dollars in millions)

                                              Year Ended December 31,
                                          -----------------------------
                                           1999        1998       1997
                                          -------     ------     ------
   Claims and claims expense incurred...   $374.9     $354.7     $320.8
   Amount attributable to catastrophes..     19.4       28.0        6.2
                                           ------     ------     ------
     Excluding catastrophes.............   $355.5     $326.7     $314.6
                                           ======     ======     ======

   Claims and claims expense payments...   $382.5     $381.0     $357.8
   Amount attributable to catastrophes..     17.4       25.2        5.7
                                           ------     ------     ------
     Excluding catastrophes.............   $365.1     $355.8     $352.1
                                           ======     ======     ======

___________________________
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

    Analysis of Claims and Claims Expense Reserves

    The claim reserve development table below illustrates the change over time of the net reserves established for property and casualty insurance claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company's learning additional facts that pertain to the unsettled claims. The last section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

    In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods.
For example, if a claim determined in 1998 to be $150 thousand was first reserved in 1989 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1989 - 1997 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.


                             Property and Casualty
                 Claims and Claims Expense Reserve Development
                             (Dollars in millions)

                                                                          December 31,
                             -------------------------------------------------------------------------------------------------------
                               1989      1990      1991     1992     1993     1994     1995      1996      1997       1998     1999
                              ------    ------    ------   ------   ------   ------   ------    ------    ------   --------   ------
Gross reserves for
 property and casualty
 claims and claims
 expenses,
 beginning of year.........   $320.9    $319.4    $331.5   $358.2   $373.5   $389.1   $369.7    $340.4    $310.6     $298.9   $299.8
Deduct:  Reinsurance
 recoverables..............     46.9      20.9      14.8     17.7     21.6     19.5     23.8      34.1      41.3       55.9     64.4
                              ------    ------    ------   ------   ------   ------   ------    ------    ------   --------   ------
Net reserves for property
 and casualty
 claims and claims
 expenses,
 beginning of year.........    274.0     298.5     316.7    340.5    351.9    369.6    345.9     306.3     269.3      243.0    235.4
Increase in reserves due
 to purchase of
 Allegiance Insurance
 Company:
  Gross reserves for
   property
   and casualty claims and
   claims expenses.........        -         -         -        -     30.6        -        -         -         -          -        -
  Deduct:  Reinsurance
   recoverables............        -         -         -        -      0.6        -        -         -         -          -        -
                              ------    ------    ------   ------   ------   ------   ------    ------    ------   --------   ------
  Net reserves for
   property and
   casualty claims and
   claims
   expenses................        -         -         -        -     30.0        -        -         -         -          -        -
Paid cumulative as of:
 One year later............    115.0     111.3     116.1    117.6    133.4    140.8    139.3     148.6     142.0      142.5
 Two years later...........    163.9     167.4     170.0    169.6    190.5    194.5    195.3     202.1     191.4
 Three years later.........    192.6     197.1     197.2    197.8    218.4    224.2    223.0     225.1
 Four years later..........    208.2     212.9     212.1    213.6    234.1    237.9    233.8
 Five years later..........    216.4     220.7     220.5    222.6    241.0    243.1
 Six years later...........    219.3     225.3     224.8    226.0    243.7
 Seven years later.........    221.7     228.2     227.1    227.5
 Eight years later.........    223.2     229.5     227.9
 Nine years later..........    224.1     229.9
 Ten years later...........    224.3
Reserves reestimated as of:
 End of year...............    274.0     298.5     316.7    340.5    381.9    369.6    345.9     306.3     269.3      243.0    235.4
 One year later............    265.9     279.9     297.3    306.1    327.6    314.0    283.4     261.2     244.4      238.4
 Two years later...........    254.5     266.7     272.1    267.7    281.9    269.2    249.6     250.2     239.3
 Three years later.........    239.4     246.7     246.8    246.4    258.1    251.4    245.8     247.8
 Four years later..........    233.2     236.5     235.2    233.3    249.3    248.9    243.8
 Five years later..........    227.8     232.4     229.8    229.7    247.4    247.0
 Six years later...........    225.4     230.8     230.1    230.0    246.6
 Seven years later.........    224.9     231.1     230.1    229.8
 Eight years later.........    225.2     231.7     230.0
 Nine years later..........    225.7     231.8
 Ten years later...........    225.9
Reserve redundancy -
 Initial net reserves in
 excess of reestimated
 reserves:
  Amount...................   $ 48.1    $ 66.7    $ 86.7   $110.7   $135.3   $122.6   $102.1    $ 58.5    $ 30.0     $  4.6
  Percent..................     17.6%     22.3%     27.4%    32.5%    35.4%    33.2%    29.5%     19.1%     11.1%       1.9%

Gross reestimated
 liability - latest........                                                                     $285.3    $281.9     $292.8
Reestimated reinsurance
 recoverables -
 latest....................                                                                       37.5      42.6       54.4
                                                                                                ------    ------     ------
Net reestimated liability -
   latest..................                                                                      247.8     239.3      238.4
Gross cumulative excess....                                                                     $ 55.1    $ 28.7     $  6.1
                                                                                               =======    ======   ========

    As the table above illustrates, the Company's net reserve for property and casualty insurance claims and claims expense at the end of 1998 developed favorably in 1999 by $4.6 million, comparable to favorable development of the gross reserves of $6.1 million.

    Property and Casualty Reinsurance

    All reinsurance is obtained through contracts which generally are renewed each calendar year; however, the catastrophe, liability and property reinsurance program effective January 1, 1999, excluding reinsurance for the educator excess professional liability policy, is a three year contract with rate guarantees. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant due to the Company's emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 1999 were also insignificant.

    The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the United States. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits, the purchase of catastrophe reinsurance, and the purchase of a catastrophe-linked equity put option and reinsurance agreement.

    The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 1999 and 2000. In addition, the Company reinsures 75% of catastrophe losses in Florida above a retention of $6.1 million. These programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from property catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. For liability coverages, in both 1999 and 2000, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $500,000 up to $2.5 million in 1999 and 2000.

    The following table identifies the Company's most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company's aggregate reinsured coverage and their rating by Standard & Poor's Corporation ("S&P" or "Standard & Poor's") and A.M. Best. No other single reinsurer's percentage participation in 2000 or 1999 exceeds 5%.

         Property Catastrophe Reinsurance Participants In Excess of 5%

                                                                                                   Participation
     S&P          A.M. Best                                                                        -------------
    Rating         Rating          Reinsurer                      Parent                            2000   1999
  ---------        ------          ---------                      -------                           ----   ----
     AA            A+      AXA Reinsurance Company         AXA Group                                  11%    11%
     AA            A+      St. Paul Fire and Marine
                               Insurance Company           The St. Paul Companies, Inc.               11%    11%
     AA            A++     Erie Insurance Exchange                                                     9%     9%
     AAA           A++     American Re-insurance Company   Muenchener Rueckversicherungs-
                                                              Gesellschaft AG (Munich Re)
                                                              of Germany                               6%     6%
     AA            A+      NAC Reinsurance                 NAC Re Corporation                          6%     6%
                               Corporation
     A             A       Continental Casualty            Loews Corporation                           6%     6%
                               Company*
     A+            A       Lloyd's of London                                                           5%     5%
                               Syndicates**
     AA+           A+      Hannover Ruckversicherungs AG   HDI Haftpflicht-verband
                                                              der Deutschen Industrie VaG              5%     5%

_________________________________
* Includes 1 percentage point from CNA Reinsurance Company Ltd. of London, England.
** For 2000 and 1999, the 5% participation by Lloyd's of London in the Company's catastrophe reinsurance program is disbursed among 4 syndicates.

   For 2000, all of the Company's property catastrophe reinsurers were rated "A- (Excellent)" or above by A.M. Best or "A" or above by S&P.

Annuities

    Educators in the Company's target market, as public school employees, benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company has offered tax-qualified annuities to its marketplace, designed to allow contractholders to benefit from these tax provisions, since 1961, the year Congress created this option for educators. The Company is the 14th largest provider of 403(b) tax-qualified variable annuities and one of the 20 largest participants in the fixed and variable 403(b) tax-qualified annuity market according to a 1999 A.M. Best report. Approximately 70% of the Company's new annuity contract deposits in 1999 were for 403(b) tax-qualified annuities; approximately 80% of accumulated annuity value on deposit is 403(b) tax-qualified. In 1999, annuities represented 25% of the Company's total insurance premiums written and contract deposits and 38% of the Company's operating income.

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

    Under the fixed account option, both the principal and a rate of return are guaranteed. The seven mutual fund options are: a common stock fund, a bond fund, a combination bond and stock fund, and a short-term fund; and beginning in 1997 -- a small cap growth fund, an international equity fund, and a socially responsible fund. The common stock fund and the combination bond and stock fund together represent 86% of the Company's variable annuity accumulations at December 31, 1999. Total accumulated fixed and variable annuity cash value on deposit at December 31, 1999 was $2,487.3 million.

    For the year ended December 31, 1999, 91% of the accumulated cash value of the Company's annuity business remained on deposit, compared to average retention of 90% for stock life insurance companies for 1998, as reported by A.M. Best. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn, compared to an average of 45% of accumulated values subject to withdrawal penalties for stock life insurance companies for 1998, as reported by A.M. Best. For the Company, withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of such annuities. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2. Total accumulated annuity funds on deposit at December 31, 1999 consisted of 45% variable annuities and 55% fixed annuities. The growth of the annuity segment in the last five years has come from the variable annuity product.

Selected Historical Financial Information For Annuity Segment

    The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                Annuity Segment
                   Selected Historical Financial Information
               (Dollars in millions, unless otherwise indicated)


                                                                    Year Ended December 31,
                                                               ----------------------------------
                                                                  1999        1998        1997
                                                               ----------  ----------  ----------
   Statement of Operations Data:
     Contract deposits:
       Variable...............................................  $  129.2    $  138.6    $  112.2
       Fixed..................................................      76.5        84.7        87.0
         Total................................................     205.7       223.3       199.2
     Contract charges earned..................................      16.7        15.6        12.6
     Net investment income....................................     105.3       107.7       113.1
     Net interest margin (without realized gains).............      38.1        35.7        36.6
     Net margin (includes fees and contract charges earned)...      57.6        53.5        51.0
     Operating income before income taxes.....................      41.8        35.4        29.8
     Operating income.........................................      27.3        23.1        19.3

   Operating Statistics:
     Fixed annuity:
       Accumulated value......................................  $1,355.6    $1,352.7    $1,354.5
       Accumulated value persistency..........................      92.3%       92.8%       91.7%
     Variable annuity accumulated value.......................  $1,131.7    $1,122.8    $  959.7
     Number of contracts in force.............................   125,352     120,253     112,162
     Average accumulated cash value (in dollars)..............  $ 19,843    $ 20,586    $ 20,633
     Average annual deposit by contractholders (in dollars)...  $  2,327    $  2,416    $  2,485
     Maturity schedule for all annuity contracts:
       Matured................................................  $  211.9    $  205.6    $  195.7
       5 years or less........................................     339.4       436.0       424.4
       After 5 years through 10 years.........................     536.3       550.3       489.6
       After 10 years through 20 years........................     882.6       831.1       793.9
       After 20 years.........................................     517.1       452.5       410.6
         Total accumulated cash value.........................  $2,487.3    $2,475.5    $2,314.2
     Annuity contracts terminated due to surrender,
       death, maturity or other:
         Number of contracts..................................     8,353       6,987       6,945
         Amount...............................................  $  269.2    $  224.8    $  168.2
     Accumulated fixed annuity value grouped
       by applicable surrender charge:
         0%...................................................  $  315.9    $  319.8    $  326.3
         5% and greater but less than 10%.....................     841.4       825.3       808.9
         10% and greater......................................     108.4       120.6       137.5
         Supplementary contracts with life contingencies
           not subject to discretionary withdrawal............      89.9        87.0        81.8
             Total accumulated fixed annuity value............  $1,355.6    $1,352.7    $1,354.5

Life

    The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 1984, the Company introduced "Experience Life," a flexible, adjustable premium life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 1999 the Company had in force approximately 98,000 Experience Life policies representing approximately $6.7 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $73.5 million. The Company's traditional term, whole life and group life business in force consists of approximately 168,000 policies, representing approximately $5.6 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $34.8 million as of December 31, 1999. In 1997, the Company introduced a new series of five limited duration term life insurance products. In 1998, the Company introduced a new series of whole life products designed to serve the needs of customers who also want limited life insurance coverage (as low as $5,000 death benefits) but who want the features of a whole life policy. The Company does not charge any penalty for withdrawal of life insurance cash values. In 1999, the life segment represented 15% of the Company's total insurance premiums written and contract deposits, including approximately 1.4 percentage points attributable to the Company's group life and group disability income business, and 21% of the Company's operating income.

    During 1999, the average face amount of ordinary life insurance policies issued by the Company was $101,773 and the average face amount of all ordinary life insurance policies it had in force at December 31, 1999 was $54,520.

    The maximum individual life insurance risk retained by the Company is $200,000 on any individual life and $100,000 is retained on each group life policy. The excess of the amounts retained are reinsured with life reinsurers that are all rated "A (Excellent)" or above by A.M. Best.

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

                                 Life Segment
                   Selected Historical Financial Information
               (Dollars in millions, unless otherwise indicated)

                                                                Year Ended December 31,
                                                            -------------------------------
                                                              1999       1998       1997
                                                            ---------  ---------  ---------
   Statement of Operations Data:
     Insurance premiums and contract deposits.............. $  120.4   $  116.7   $  114.1
     Insurance premiums and contract charges earned........     87.3       85.8       82.9
     Net investment income.................................     47.0       45.4       43.7
     Operating income before income taxes..................     22.3       19.0       19.9
     Operating income......................................     14.6       12.4       12.9

   Operating Statistics:
     Life insurance in force:
       Ordinary life....................................... $ 10,749   $ 10,573   $ 10,241
       Group life..........................................    1,551      1,226        947
         Total.............................................   12,300     11,799     11,188
     Number of policies in force:
       Ordinary life.......................................  198,898    201,689    200,811
       Group life..........................................   66,953     57,010     51,895
         Total.............................................  265,851    258,699    252,706
     Average face amount in force (in dollars):
       Ordinary life....................................... $ 54,520   $ 52,422   $ 50,998
       Group life..........................................   23,166     21,505     18,248
         Total.............................................   46,267     45,609     44,273
     Persistency rate (ordinary life insurance in force)...     91.7%      92.8%      93.0%
     Lapse ratio (ordinary life insurance in force)........      8.3%       7.2%       7.0%
     Ordinary life insurance terminated due to death,
       surrender, lapse or other:
         Face amount of insurance surrendered or lapsed.... $  998.9   $  888.2   $  771.4
           Number of policies..............................   13,092      9,396      9,571
         Amount of death claims............................ $   26.4   $   26.5   $   22.0
           Number of death claims..........................    1,326      1,300      1,274

Investments

    The Company's investments are selected to balance the objectives of minimizing interest rate exposure, providing a high current yield and protecting principal. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as an adjustment to the valuation reserve and a new cost basis is established. At December 31, 1999, investments in non-investment grade securities represented 6.9% of total investments. At December 31, 1999, fixed income securities represented 95.3% of investments. Of the fixed income investment portfolio, 93.2% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was AA-/A+ at December 31, 1999, and the average option adjusted duration of total investments was 4.1 years. There are no significant investments in mortgage loans, real estate, foreign securities or privately placed securities.

    The Company's investments are managed by outside managers and advisors which follow investment guidelines established by the Company. The Company has separate investment strategies and guidelines for its property and casualty assets and for its life and annuity assets, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques which attempt to coordinate the duration of the assets with the duration of the liabilities under insurance policies. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest-sensitive, as in the property and casualty segment.

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

     The following table sets forth the carrying and market values of the Company's investment portfolio as of December 31, 1999:

                                              Investment Portfolio
                                              (Dollars in millions)


                                                    Percentage             Carrying Value
                                                     of Total    -----------------------------------
                                                     Carrying                Life and   Property and  Amortized
                                                       Value       Total      Annuity     Casualty       Cost
                                                    ----------   ---------   --------   ------------  ---------
   Publicly Traded Fixed Maturity Securities
    and Cash Equivalents:
     U.S. government and agency obligations(1):
       Mortgage-backed securities................      18.9%      $  498.1   $  439.0        $ 59.1    $  506.1
       Other.....................................       5.0          131.4      120.9          10.5       136.4
     Investment grade corporate and public
       utility bonds.............................      36.5          958.9      871.2          87.7       990.0
     Municipal bonds.............................      11.5          302.0       36.5         265.5       307.0
     Other mortgage-backed securities............      15.5          408.0      378.2          29.8       418.6
     Non-investment grade corporate and public
       utility bonds(2)..........................       6.9          181.0      116.9          64.1       189.5
     Foreign government bonds....................       0.8           22.0       22.0             -        21.9
     Short-term investments(3)...................       1.7           45.1       26.4          18.7        45.1
                                                      -----       --------   --------        ------    --------
          Total publicly traded securities.......      96.8        2,546.5    2,011.1         535.4     2,614.6
                                                      -----       --------   --------        ------    --------
   Other Investments:
     Private placements, investment grade(4).....       0.2            5.8        5.7           0.1         5.8
     Private placements,
       non-investment grade (2)(4)...............         -            0.1        0.1             -         0.1
     Mortgage loans and real estate(5)...........       0.7           17.6       17.6             -        17.6
     Policy loans and other......................       2.3           60.2       58.7           1.5        59.4
                                                      -----       --------   --------        ------    --------
          Total other investments................       3.2           83.7       82.1           1.6        82.9
                                                      -----       --------   --------        ------    --------
          Total investments(6)...................     100.0%      $2,630.2   $2,093.2        $537.0    $2,697.5
                                                      =====       ========   ========        ======    ========

_____________
(1) Includes $221.7 million market value of investments guaranteed by the full faith and credit of the United States government and $407.8 million market value of federally sponsored agency securities.
(2) A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor's Corporation ("Standard & Poor's" or "S&P") rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. ("Moody's") rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners (the "NAIC") rating for such security.
(3) Short-term investments mature within one year of being acquired and are carried at cost, which approximates market value. Short-term investments include $45.0 million in a money market fund rated "AAA" (S&P or its equivalent) and $0.1 million in certificates of deposit.
(4) Market values for private placements are estimated by the Company with the assistance of its investment advisors.
(5) Mortgage loans are carried at amortized cost or unpaid principal balance less valuation reserves and real estate acquired in the settlement of debt is carried at the lower of cost or market. Carrying value is net of a $1.8 million valuation reserve for anticipated losses.
(6) Approximately 14% of the Company's investment portfolio, having a carrying value of $369.8 million as of December 31, 1999, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

  Fixed Maturity Securities

     The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 1999:

                    Rating of Fixed Maturity Securities(1)
                             (Dollars in millions)
                                                     Percent
                                                    of Total
                                                    Carrying   Carrying    Amortized
                                                      Value      Value       Cost
                                                    --------   --------    ---------
   AAA............................................    46.3%    $1,159.9     $1,185.5
   AA.............................................     7.7        192.1        193.4
   A..............................................    20.2        507.0        516.0
   BBB............................................    18.8        471.9        495.4
   BB.............................................     2.0         50.7         56.4
   B..............................................     4.7        117.4        119.7
   CCC or lower...................................       -          1.3          1.4
   Not rated(2)...................................     0.3          7.0          7.6
                                                     -----     --------     --------
          Total                                      100.0%    $2,507.3     $2,575.4
                                                     =====     ========     ========

______________
(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $1.1 million of publicly traded securities not currently rated by S&P, Moody's or the NAIC and $5.9 million of private placement securities not rated by either S&P or Moody's. The NAIC has rated 98.1% of these private placement securities as investment grade.

     At December 31, 1999, 38.0% of the Company's fixed maturity securities portfolio was scheduled to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of United States governmental agencies, represented 34.4% of the total investment portfolio at December 31, 1999. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

     The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of
(i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2000 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $75 million.

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

Competition

     The Company operates in a highly competitive environment. There are numerous insurance companies that compete with the Company, although management believes that the Company is the only national multiline insurance company to target the nation's teachers as its primary market. In some specific instances and geographic locations competitors have specifically targeted the teacher marketplace with specialized products and programs. The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance.

     For annuity business, the marketplace has begun to see a competitive impact from new entrants such as mutual funds and banks into the tax deferred annuity products market. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company, a subsidiary of American General Corporation, and Nationwide have been among the Company's major tax-qualified annuity competitors. In January 2000, Nationwide announced it will exit its individual business, including the Kindergarten - 12 tax-qualified annuity market.

     The Company competes with a number of national providers of automobile and homeowners insurance, such as State Farm, Allstate and Nationwide, and several regional companies. The Company also competes for automobile business with certain direct marketing companies, such as 21st Century, American International Group (AIG) and GEICO.

     The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, and lower cost marketing approaches, such as direct marketing, mail and telemarketing, compared to the Company. The Company believes that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. The Company believes that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, education association sponsorships and price.

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

     HMLIC is rated "AA" for claims paying ability by Duff & Phelps. Duff & Phelps' analysis of life insurance company claims paying ability ("CPA") involves judgment in the assessment of quantitative and qualitative factors. The CPA rating process emphasizes analysis of the company's current and future ability to pay, when due, its policy and contract obligations. Critical considerations are confidence in an insurer's long-term solvency and its ability to maintain adequate liquidity. In order to be prospective, Duff & Phelps' appraisal is influenced not only by the current, absolute measures but also by trends and volatility. The advent of interest rate sensitive products within the life and annuity industry has heightened the importance of both the asset/liability management and liquidity components of rating reviews. Duff & Phelps considers such qualitative factors as product design and pricing and crediting rate practices, investment policies and management techniques used to control interest rate risk, as well as quantitative factors such as specific asset and liability mismatches and sensitivity analysis. Together these give the basis to determine the adequacy of a company's adjusted surplus relative to these volatility considerations. A key part of the overall CPA rating process is an annual meeting with the senior executives who set the future direction of the company. Regular contact with company representatives throughout the year supplements this process. The CPA ratings use a scale of "AAA (Highest claims paying ability -- the risk factors are negligible)" through "DD (Company is under an order of liquidation)." The CPA rating of "AA" is assigned for very high claims paying ability. The protection factors are strong; risk is modest, but may vary slightly over time due to economic and/or underwriting conditions. A CPA rating only indicates an insurance company's ability to make timely payment of policyholder obligations. It does not refer to the ability of either the rated company or its affiliates to meet nonpolicyholder obligations, such as debt repayment or payment of preferred dividends.

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

     The NAIC annually calculates financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Separate ratios are established for property and casualty and life insurance companies. Departure from the usual range in any of the ratios could lead to inquiries from individual state regulators, and further investigation or other actions may result. In 1998, no unusual ratios were reported by the principal insurance subsidiaries of HMEC.

     As part of their regulatory oversight process, state insurance departments routinely conduct detailed financial examinations (generally not more frequently than once every three years) of the books, records and accounts of insurance companies domiciled in their states. Typically, such examinations are conducted concurrently by two or three states under guidelines promulgated by the NAIC. In 1999, routine financial examinations of HMLIC, HMIC, TIC and Allegiance were completed for the period ended December 31, 1997. Management believes that HMEC and its subsidiaries are in compliance in all material respects with all applicable regulatory requirements.

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

  Assessments Against Insurers

     Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and most assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company paid $0.1 million, $0.3 million and $0.6 million in connection with insurer insolvency proceedings for the years ended December 31, 1999, 1998 and 1997, respectively, of which $0, $0.2 million and $0.6 million for the same periods, respectively, is recoverable as premium tax credits in future periods.

  Mandatory Insurance Facilities

     The Company is required to participate in various mandatory insurance facilities in amounts related to the amount of the Company's direct writings in the applicable state. In 1999, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $2.2 million before federal income taxes.

  California Earthquake Authority

     The California Earthquake Authority ("CEA") was formed by the California Legislature to encourage companies to write residential property insurance in California and began operating in December 1996. All companies which write residential property insurance in California are also required to offer earthquake coverage. The CEA operates as an insurance company providing residential property earthquake coverage under policies sold by companies which have chosen to participate in the CEA. The participating companies fund the CEA and share in earthquake losses covered by the CEA in proportion to their market share.

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

  Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance business, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect the insurance business include employee benefits regulation, controls on the costs of medical care, medical entitlement programs such as Medicare, changes to the insurance industry anti-trust exemption, minimum solvency requirements and allowing national banks to engage in the insurance, annuity and mutual fund businesses. With the passage of the Financial Services Modernization Act of 1999, it is possible there will be increased pressure for federal regulation of the insurance industry.

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

Employees

     At December 31, 1999, the Company had approximately 2,800 employees, including 1,105 full-time agents. The Company has no collective bargaining agreement with any employees.

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

                                              Market Price
                                           ------------------   Dividend
     Fiscal Period                          High        Low       Paid
     -------------                         ------     -------   --------
        1999:
          Fourth Quarter...............     $31       $19 1/8    $0.105
          Third Quarter................      33        24 13/16   0.0925
          Second Quarter...............      27 3/16   20 1/4     0.0925
          First Quarter................      29 3/8    21 9/16    0.0925
        1998:
          Fourth Quarter...............     $32 3/8   $26 1/2    $0.0925
          Third Quarter................      35 3/4    26 1/16    0.08
          Second Quarter...............      37 3/8    28 1/8     0.08
          First Quarter................      37 5/8    28         0.08

     As of March 1, 2000, the approximate number of holders of common stock was 9,000.

     In November 1999, the Board authorized the eighth consecutive increase in the Company's dividend since the Company's initial public offering in 1991 and increased the quarterly dividend by 13.5% to $0.105 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

     In May 1999, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock up to $100 million. This was in addition to the $100 million stock repurchase programs announced in January 1998 and February 1997. Since early 1997, the Company repurchased 7,082,700 shares, 15% of the Company's shares outstanding at December 31, 1996, at an aggregate cost of $188.5 million. Under the share repurchase program, shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares is financed through use of cash and, when necessary, the existing bank line of credit. The Company's share repurchase program was suspended by the Board of Directors from August 2, 1999 through February 23, 2000.

     During 1999, options were exercised for the issuance of 17,363 shares, less than 0.1% of the Company's shares outstanding at December 31, 1998.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

     The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)(1) The following consolidated financial statements of the Company listed below are contained in the Index to Financial Information on Page F-1 herein:

       Consolidated Balance Sheets as of December 31, 1999, 1998 and 1997.

       Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997.

       Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

       Schedule IV - Reinsurance.

    (a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.       Description
----      -----------

(3) Articles of incorporation and bylaws:

    3.1 Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 6, 1989, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission (the "SEC") on November 14, 1996.

    3.1(a) Certificate of Amendment to Restated Certificate of Incorporation of
           HMEC, filed with the Delaware Secretary of State on October 18, 1991, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

Exhibit
No.          Description
----         -----------

     3.1(b) Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on August 23, 1995, incorporated by reference to Exhibit 3.3 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

     3.1(c) Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on September 23, 1996, incorporated by reference to Exhibit 3.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

     3.1(d) Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 5, 1998, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 13, 1998.

     3.2 Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

     3.3 Bylaws of HMEC, incorporated by reference to Exhibit 4.6 to HMEC's Registration Statement on Form S-3 (Registration No. 33-80059) filed with the SEC on December 6, 1995.

(4)  Instruments defining the rights of security holders, including indentures:

     4.1 Indenture dated as of January 17, 1996, between HMEC and U.S. Trust Company of California, N.A. as trustee, with regard to HMEC's
             6 5/8% Senior Notes Due 2006, incorporated by reference to Exhibit
             4.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 13, 1996.

     4.1(a)  Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.1).

     4.2 Certificate of Designations for HMEC Series A Cumulative Preferred Stock (included in Exhibit 10.15).

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

Exhibit
No.         Description
----        -----------

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

   10.5* Amended and restated Horace Mann Educators Corporation 1991 Stock Incentive Plan.

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

   10.6(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999.

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

Exhibit
No.           Description
----          -----------

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

   10.11* Amended and Restated Employment Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

   10.11(a)*  Amendment Agreement to the Amended and Restated Employment
              Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998 dated as of February 1, 2000.

   10.12* Employment Agreement entered by and between HMEC and Louis G. Lower II as of December 31, 1999.

   10.13* Separation Agreement entered by and between HMEC and Larry K. Becker as of March 21, 2000.

   10.14* Letter of Employment entered by and between HMEC and Peter H. Heckman effective April 10, 2000.

   10.15 Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement) entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

   10.15(a) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement), incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 15, 1998.

   10.15(b) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.12(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 31, 1999.

10.15(c) Amendment effective June 1, 1999 to Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.1(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

(11)       Statement regarding computation of per share earnings.

(12)       Statement regarding computation of ratios.

(21)       Subsidiaries of HMEC.

(23)       Consent of KPMG LLP.

(27)       Financial Data Schedule.

           (b) No reports on Form 8-K were filed by HMEC during the fourth quarter of 1999.

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

HORACE MANN EDUCATORS CORPORATION


         /s/ Louis G. Lower II
---------------------------------------
           Louis G. Lower II
 President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date(s) indicated.



Principal Executive Officer:                 Directors:

                                                       /s/ Paul J. Kardos
                                             -----------------------------------
                                             Paul J. Kardos, Chairman of the
         /s/ Louis G. Lower II                Board of Directors
---------------------------------------
           Louis G. Lower II
              President,
Chief Executive Officer and a Director
                                                    /s/ William W. Abbott
                                             -----------------------------------
                                             William W. Abbott, Director


                                                    /s/ Dr. Emita B. Hill
                                             -----------------------------------
                                             Dr. Emita B. Hill, Director


Principal Financial Officer:

                                                     /s/ Donald E. Kiernan
        /s/ Larry K. Becker                  -----------------------------------
---------------------------------------      Donald E. Kiernan, Director
           Larry K. Becker
     Executive Vice President and
       Chief Financial Officer                    /s/ Jeffrey L. Morby
                                             -----------------------------------
                                             Jeffrey L. Morby, Director


                                                    /s/ Shaun F. O'Malley
                                             -----------------------------------
                                             Shaun F. O'Malley, Director

Principal Accounting Officer:
                                                    /s/ Charles A. Parker
                                             -----------------------------------
                                             Charles A. Parker, Director

         /s/ Roger W. Fisher
---------------------------------------
            Roger W. Fisher
 Senior Vice President and Controller                /s/ Ralph S. Saul
                                             -----------------------------------
                                             Ralph S. Saul, Director



                                                   /s/ William J. Schoen
                                             -----------------------------------
                                             William J. Schoen, Director

Dated: March 29, 2000.

                       HORACE MANN EDUCATORS CORPORATION

                        INDEX TO FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Management's Discussion and Analysis of
  Financial Condition and Results of Operations...........................  F-2

Report of Management Responsibility for
  Financial Statements....................................................  F-22

Independent Auditors' Report..............................................  F-23

Consolidated Balance Sheets...............................................  F-24

Consolidated Statements of Operations.....................................  F-25

Consolidated Statements of Changes in
  Shareholders' Equity....................................................  F-26

Consolidated Statements of Cash Flows.....................................  F-27

Notes to Consolidated Financial Statements................................  F-28

Financial Statement Schedules:
  Schedule I - Summary of Investments-Other than
    Investments in Related Parties........................................  F-61
  Schedule II - Condensed Financial Information of Registrant.............  F-62
  Schedule III and VI Combined - Supplementary Insurance
    Information and Supplemental Information Concerning
    Property and Casualty Insurance Operations............................  F-66
  Schedule IV - Reinsurance...............................................  F-67

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

Strategic Review

     On August 2, 1999, the Company announced that its Board of Directors had retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore strategic alternatives available to the corporation. On November 17, 1999, the Board of Directors announced its determination that at that point in time the Company's shareholder value would be best sustained and enhanced by Horace Mann Educators Corporation remaining an independent company. At that time, the retention agreements between the Company and each of Morgan Stanley Dean Witter and Credit Suisse First Boston were terminated.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

Insurance Premiums and Contract Charges

               Insurance Premiums Written and Contract Deposits

                                        Year Ended       Growth Over
                                       December 31,       Prior Year
                                      --------------   ----------------
                                       1999    1998    Percent   Amount
                                       ----    ----    -------   ------
    Automobile and property
      (voluntary)..................   $470.7  $459.0      2.5%   $ 11.7
    Annuity deposits...............    205.7   223.3     -7.9%    (17.6)
    Life...........................    120.4   116.7      3.2%      3.7
                                      ------  ------             ------
        Subtotal - core lines......    796.8   799.0     -0.3%     (2.2)
    Involuntary and other
      property & casualty..........     24.4    28.8    -15.3%     (4.4)
                                      ------  ------             ------
        Total......................   $821.2  $827.8     -0.8%   $ (6.6)
                                      ======  ======             ======

                Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                        Year Ended       Growth Over
                                       December 31,       Prior Year
                                      --------------   ----------------
                                       1999    1998    Percent   Amount
                                       ----    ----    -------   ------
    Automobile and property
      (voluntary)..................   $465.0  $449.9      3.4%    $15.1
    Annuity........................     16.7    15.6      7.1%      1.1
    Life...........................     87.3    85.8      1.7%      1.5
                                      ------  ------              -----
        Subtotal - core lines......    569.0   551.3      3.2%     17.7
    Involuntary and other
      property & casualty..........     26.1    26.5     -1.5%     (0.4)
                                      ------  ------              -----
        Total......................   $595.1  $577.8      3.0%    $17.3
                                      ======  ======              =====

     The property and casualty and life segments both experienced modest premium growth for the year. Nonetheless, total insurance premiums written and contract deposits showed no growth for the year because of a decline in new annuity deposits. Annuity growth of 12.1% for 1998 benefitted from new tax legislation which contributed to a high volume of single premium and rollover deposits to tax-qualified products. In 1999, single premium annuity deposits declined significantly, (20.7%), compared to 1998.

     The Company ended the year with 708 experienced exclusive full-time agents, growth of 2.3% compared to 12 months earlier. The total agency force of 1,105 agents decreased 2.0% compared to a year ago as a result of fewer hires and increased terminations over the 12-month period. Modifications have been made to agent recruiting and the new agents' finance programs that management believes will have a positive impact on agent growth in future years.

     Total voluntary automobile and homeowners premium written growth was 2.5% for 1999, resulting from growth in the average premium per policy for both automobile and homeowners and an increase in the number of homeowners policies in force. Automobile insurance premium increased 1.0%, or $3.7 million, compared to 1998, and homeowners premium increased 7.8%, or $8.0 million. Nearly one-half of the property and casualty increase in premiums resulted from unit growth of 1.5%, bringing year-end policies in force to 872,000. Compared to December 31, 1998, total property and casualty policies in force increased 13,000, the entire increase attributable to homeowners insurance. The Company's average annual premium per policy for automobile and homeowners increased approximately 1% and 3%, respectively, compared to a year earlier. While automobile policies in force ended the year equal to 1998, the 1% increase in average premium per automobile policy kept pace with loss cost developments.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, slightly less than for the 12 months ended December 31, 1998. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance.

     New annuity deposits decreased 7.9% compared to 1998, with a 5.4% decline in the fourth quarter. The decline was primarily attributable to a 20.7% decrease in 1999 in single premium deposits, which in 1998 benefitted from new tax legislation which contributed to a high volume of single premium and rollover deposits to tax-qualified products. The change in new annuity deposits also included an 0.8% increase in scheduled deposits received. New deposits to variable mutual fund annuities decreased 6.8% and new deposits to fixed annuities were 9.7% lower than in 1998. Variable annuity accumulated funds on deposit at December 31, 1999 were $1.1 billion, $8.9 million more than a year ago, an 0.8% increase. However, variable annuity deposit retention decreased 4 percentage points over the 12 months to 89.4%. Deposits in the three additional mutual funds introduced by the Company in March 1997 increased to $145 million at December 31, 1999 from $70 million 12 months earlier. Fixed annuity cash value retention for the 12 months ended December 31, 1999 was 92.3%, 0.5 percentage points lower than 1998. Over the last 12 months, the number of annuity contracts outstanding increased 4.2%, or 5,000 contracts.

     Life premium growth was 3.2% for the year ended December 31, 1999. This growth included new business from term life products introduced early in 1997 and a new series of whole life products introduced late in the third quarter of 1998 and reflects an insurance in force lapse ratio of 8.3%. Customer acceptance of these new products continues to grow, as they accounted for approximately half of the Company's new life sales in 1999.

  Net Investment Income

     Investment income of $188.3 million for 1999 decreased 1.8%, or $3.4 million, (1.2% after tax) compared to 1998 due to a decline in the average yield on the investment portfolio that resulted from a steady decline in interest rates from early-1997 until early-1999 and because the yield available in the bond market in 1998 and 1999 was lower than the imbedded yield of the portfolio during most of this period. There was also minimal growth in the investment portfolio. The average pretax yield on the investment portfolio was 7.0% (4.7% after tax) for 1999 compared to a pretax yield of 7.2% (4.8% after tax) for 1998, a decrease of 18 basis points, or 2.5%. Average investments (excluding the securities lending collateral) increased only slightly over the past 12 months reflecting modest growth in business, customers' preference for variable as opposed to fixed annuity contracts and the utilization of capital for the share repurchase program.

All of the investment income decrease in the annuity segment was offset by a reduction in interest credited to fixed annuity deposits. Excluding the impact of the use of cash in the share repurchase program from both periods, net investment income would have increased 0.6%, or $1.3 million, compared to $202.2 million in 1998.

  Realized Investment Gains and Losses

     Net realized investment losses were $8.0 million for the year ended December 31, 1999, compared to net realized investment gains of $9.9 million in 1998. Most of the net realized gains and losses occurred in the fixed income portfolios. The net realized investment losses in 1999 were about two-thirds due to credit decisions and rate of return considerations in the Company's fixed income investment portfolio and about one-third due to the sale of U.S. Treasury securities for duration management purposes in a rising interest rate environment. Realized investment gains in 1998 included calls and tenders in the Company's bond portfolio as well as credit and rate of return decisions.

  Benefits, Claims and Settlement Expenses

                                             Year Ended       Growth Over
                                            December 31,       Prior Year
                                           --------------   ----------------
                                            1999    1998    Percent   Amount
                                            ----    ----    -------   ------
      Property and casualty.............   $374.9  $354.4      5.8%    $20.5
      Life..............................     41.3    41.9     -1.4%     (0.6)
                                           ------  ------              -----
        Total...........................   $416.2  $396.3      5.0%    $19.9
                                           ======  ======              =====

      Property and casualty
        statutory loss ratio:
          Before catastrophes...........     72.4%   68.5%               3.9%
          After catastrophes............     76.3%   74.4%               1.9%

     Property and casualty claims and settlement costs reflect a high level of catastrophe losses in both years and an increase in fire and non-catastrophe weather claims in 1999. Although catastrophe losses in 1999 were lower than in 1998, the second quarter of 1999 was the Company's second-worst ever, trailing only the record set in the second quarter of 1998, as policyholders in 25 states incurred damages from 13 separate events. Also, Hurricane Floyd in the third quarter of 1999, with claims of $5.4 million for the Company, was the worst storm for the Company and the industry in 1999. The fourth quarter 1999 homeowners loss ratio was 55.9%, 40.5 percentage points lower than in the first nine months of 1999, reflecting the impact of weather on this line of business, and 1.8 percentage points greater than the fourth quarter of 1998. Catastrophe losses were $0.7 million in the fourth quarter of 1999 and $2.7 million in the fourth quarter of 1998.

     In 1999, the increase in the Company's average voluntary automobile insurance premium per policy kept pace with loss cost developments. This favorable result reflected a number of operational changes, principally savings realized to date from new claims evaluation software that was fully installed by June 1999.

     Property and casualty results included continuation of favorable development of prior years reserves, although at a lower level than in 1998. Favorable development of property and casualty claims occurring in prior years, excluding involuntary business, was $7.6 million in 1999, compared to $23.3 million in 1998. Favorable development of total property and casualty claims occurring in prior years was $4.6 million in 1999, compared to $24.9 million in 1998.

     Life mortality was slightly lower in 1999 than in 1998. The decrease in life segment benefits primarily resulted from positive experience on a small closed block of individual accident and health policies.

  Interest Credited to Policyholders

                                             Year Ended       Growth Over
                                            December 31,       Prior Year
                                           --------------   ----------------
                                            1999    1998    Percent   Amount
                                            ----    ----    -------   ------
    Annuity............................    $67.2   $72.0      -6.7%    $(4.8)
    Life...............................     24.4    22.8       7.0%      1.6
                                           -----   -----               -----
      Total............................    $91.6   $94.8      -3.4%    $(3.2)
                                           =====   =====               =====

     Interest credited to fixed annuity contracts decreased as the fixed annuity average annual interest rate credited decreased 0.4 percentage points to 5.0% in 1999, compared to a rate of 5.4% in 1998. In addition, the average accumulated deposits for the year ended December 31, 1999 increased only slightly compared to the same period in 1998. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

  Operating Expenses

     For 1999, operating expenses were equal to 1998, including the deferral of additional acquisition costs. The Company began deferring additional sales-related costs in 1999 for all new life and annuity contracts, consistent with common industry accounting practices. This change increased acquisition costs deferred by $4.8 million for the year ended December 31, 1999. Excluding the deferral of additional sales-related costs, operating expenses for 1999 increased $4.8 million, or 4.4%, compared to 1998. In 1999, the Company's operating expenses included $2.3 million attributable to additional employee health insurance costs, compared to 1998.

     The total corporate expense ratio on a statutory accounting basis was 22.1% for the year ended December 31, 1999, 0.9 percentage points higher than in 1998. The property and casualty expense ratio, the 12th lowest of the 100 largest property and casualty insurance groups for 1998, was 19.8% for the year ended December 31, 1999, compared to 19.3% in 1998. The increase in these expense ratios primarily reflects the modest level of premium growth and additional employee health insurance expense.

  Amortization of Policy Acquisition Expenses and Intangible Assets

     For 1999, the combined amortization of policy acquisition expenses and intangible assets of $53.3 million increased by $0.9 million, or 1.7%, compared to $52.4 million for 1998. Amortization of intangible assets decreased by $6.7 million to $0.2 million for the year ended December 31, 1999, compared to $6.9 million for 1998. Recent experience and trends in the Company's annuity business produced a $6.2 million reduction in the amortization of the value of annuity business acquired in the 1989 acquisition of the Company partially offset by a $3.4 million increase in the amortization of annuity acquisition costs deferred after the 1989 acquisition of the Company.

     Also in 1999, the amortization of life deferred acquisition costs decreased $1.5 million to reflect current mortality estimates, resulting in higher anticipated future gross profits. The amortization of the value of property and casualty business acquired in the 1989 acquisition of the Company was completed in 1999.

  Income Tax Expense

     Excluding the $20.0 million additional provision for prior years' taxes, the effective income tax rate was 30.9% for the year ended December 31, 1999, compared to 27.0% for 1998. Income from investments in tax-advantaged securities reduced the effective income tax rate 4.6 and 3.2 percentage points for the years ended December 31, 1999 and 1998, respectively. In 1998, non-recurring tax benefits reduced the effective rate 5.6 percentage points and contributed $6.5 million, or $0.15 per share, to operating income for the year.

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during the last half of 1999, it appears that the Company may be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and the lack of progress in reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. None of the $20 million reserve was paid as of March 29, 2000. This reserve was a charge to net income in 1999 but was excluded from the determination of reported operating income.

Operating Income

    For the year ended December 31, 1999, operating income (net income before the after-tax impact of realized investment gains and losses and non-recurring charges) decreased 10.4%, or $8.2 million, and operating income per share on a diluted basis of $1.70 decreased 5.6%, or $0.10 per share. Results for 1999 were lower than the prior year due principally to non-recurring tax benefits in 1998 of $6.5 million, or $0.15 per share. Operating income by segment was as follows:


                                                            Year Ended             Growth Over
                                                           December 31,            Prior Year
                                                       -------------------  ---------------------
                                                        1999         1998    Percent       Amount
                                                        ----         ----    -------       ------
    Property & casualty
      Before catastrophe losses and
        non-recurring tax benefits..........           $52.2        $65.2     -19.9%       $(13.0)
      Catastrophe losses, after tax.........            12.7         18.5     -31.4%         (5.8)
      Non-recurring tax benefits............               -          6.5    -100.0%         (6.5)
                                                       -----        -----                  ------
        Total including catastrophe losses
          and non-recurring tax benefits....            39.5         53.2     -25.8%        (13.7)
    Annuity.................................            27.3         23.1      18.2%          4.2
    Life....................................            14.6         12.4      17.7%          2.2
    Corporate and other expense.............             4.4          3.6                     0.8
    Interest expense........................             6.3          6.2                     0.1
                                                       -----        -----                  ------
        Total...............................           $70.7        $78.9     -10.4%       $ (8.2)
                                                       =====        =====                  ======
        Total before catastrophe losses
          and non-recurring tax benefits....           $83.4        $90.9      -8.3%       $ (7.5)
                                                       =====        =====                  ======

    Property and casualty
      statutory combined ratio:
        Before catastrophe losses...........            92.2%        87.7%                    4.5%
        After catastrophe losses............            96.1%        93.6%                    2.5%

    Property and casualty segment operating income was lower than in 1998 due primarily to a non-recurring tax benefit in 1998 and a lower level of favorable development of prior years' reserves than in 1998. Favorable development of property and casualty claims occurring in prior years (excluding involuntary business), was $4.9 million after tax in 1999, compared to $15.1 million after tax in 1998. Favorable development of total property and casualty claims occurring in prior years was $3.0 million after tax in 1999, compared to $16.2 million after tax in 1998. During 1999, the Company's increase in average voluntary automobile insurance premium kept pace with loss cost developments. The homeowners combined ratio of 105.8% was 5.0 percentage points better than in 1998, reflecting the decline in catastrophe losses. However, catastrophe losses in both years were significant as the second quarter of 1999 represented the Company's second-worst ever for catastrophe losses, trailing only the record set in last year's second quarter, with an unusually large number of catastrophes that were widespread across the country. Hurricane Floyd in the third quarter of 1999 with claims of $3.5 million after tax for the Company was the worst storm for the Company and the industry in 1999.

    The 18.2% increase in annuity segment operating income was driven by lower expenses, an increase of 7.7% in the net interest margin and a 9.6% increase in fees and contract charges earned. The reduction in expenses resulted from the deferral of additional sales-related costs and a net decrease in the amortization of the value of acquired insurance in force and deferred acquisition costs to reflect recent experience and trends. The net deferral of additional sales-related costs contributed $1.2 million to operating income for the year ended December 31, 1999. Variable annuity accumulated deposits were $1.1 billion at December 31, 1999, $8.9 million, or 0.8%, more than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was comparable to December 31, 1998.

    The increase in life insurance earnings reflected slightly lower mortality costs and lower expenses. The expense reductions were due to the $1.9 million after tax net deferral of additional sales-related costs and a decrease in the amortization of deferred acquisition costs to reflect current mortality estimates.

    The Company's share repurchase program reduced operating income by $9.1 million for the year ended December 31, 1999, reflecting utilization of capital and the corresponding reduction of net investment income, but resulted in an increase of $0.03 in earnings per share for the period due to the reduction in the number of shares outstanding.

  Net Income

                         Net Income Per Share, Diluted

                                              Year Ended              Growth Over
                                             December 31,              Prior Year
                                          -------------------    ----------------------
                                           1999       1998       Percent      Amount
                                          -------  ----------    --------  ------------

    Operating income....................  $ 1.70        $1.80       -5.6%       $(0.10)
    Realized investment gains (losses)..   (0.13)        0.15                    (0.28)
    Litigation settlement...............   (0.02)           -                    (0.02)
    Provision for prior years' taxes....   (0.48)           -                    (0.48)
                                          ------        -----                   ------
    Net income..........................  $ 1.07        $1.95      -45.1%       $(0.88)
                                          ======        =====                   ======

    Net income, which includes realized investment gains and losses and non-recurring charges, for the year ended December 31, 1999 decreased by 47.8% and net income per diluted share decreased by 45.1% compared to 1998. Two non-recurring charges were recorded in the third quarter of 1999 that reduced 1999 net income: an additional federal income tax provision of $20.0 million, or $0.48 per share, representing the Company's maximum exposure for disputed prior years' taxes; and a net cost of $1.0 million (after insurance proceeds), or $0.02 per share, to settle certain litigation in Alabama related to life insurance policies. The settlement of litigation in Alabama included the lawsuit in which a verdict of $12.35 million was rendered against the Company on June 25, 1999 as well as 39 other suits brought by the same law firm and 6 other cases represented by another law firm but of a similar nature. Net income also reflected $5.2 million of after tax realized investment losses for the year, compared to $6.4 million of after tax realized investment gains in 1998.

    Return on shareholders' equity based on operating income for the last 12 months was 16%. Based on net income, return on equity was 10% for the last 12 months.

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997

  Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                            Year Ended           Growth Over
                                           December 31,          Prior Year
                                        -----------------     ---------------
                                        1998         1997     Percent  Amount
                                        ----         ----     -------  ------
    Automobile and property
      (voluntary)..............        $459.0       $431.0      6.5%   $28.0
    Annuity deposits...........         223.3        199.2     12.1%    24.1
    Life.......................         116.7        114.1      2.3%     2.6
                                       ------       ------             -----
        Subtotal - core lines..         799.0        744.3      7.3%    54.7
    Involuntary and other
      property & casualty......          28.8         27.0      6.7%     1.8
                                       ------       ------             -----
        Total..................        $827.8       $771.3      7.3%   $56.5
                                       ======       ======             =====

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                            Year Ended           Growth Over
                                           December 31,          Prior Year
                                        -----------------     ---------------
                                        1998         1997     Percent  Amount
                                        ----         ----     -------  ------
    Automobile and property
      (voluntary)..............        $449.9       $421.5      6.7%   $28.4
    Annuity....................          15.6         12.6     23.8%     3.0
    Life.......................          85.8         82.9      3.5%     2.9
                                       ------       ------             -----
        Subtotal - core lines..         551.3        517.0      6.6%    34.3
    Involuntary and other
      property & casualty......          26.5         25.7      3.1%     0.8
                                       ------       ------             -----
        Total..................        $577.8       $542.7      6.5%   $35.1
                                       ======       ======             =====

    Insurance premiums written and contract deposit growth of 7.3% was principally driven by growth in the agent force and higher agent productivity in 1998. In total, the Company ended 1998 with a record 1,128 exclusive full-time agents, an increase of 5.4% compared to 1,070 agents 12 months earlier. Particularly significant was the 3.7% increase in the number of experienced agents, reflecting the success of the Company's efforts to improve agent recruitment, training and retention.

    The growth in new annuity deposits of 12.1% included a 23.5% increase in new deposits to variable mutual fund annuities while new deposits to fixed annuities decreased 2.6%. 1998 represented the third consecutive year of double-digit growth in new annuity deposits. Annuity contributions received through payroll deduction increased approximately 10% for the full year. Total new annuity deposits including single premiums increased 1.3% in the fourth quarter as single premium deposits declined reflecting the volatility in the stock market in the third quarter of 1998, as well as the exceptionally strong 54.6% growth in single premium deposits achieved in fourth quarter 1997. Variable annuity accumulated funds on deposit at December 31, 1998 were $1.1 billion, $163 million more than a year ago, a 17.0% increase. The number of annuity contracts in force increased 7.1%, or 8,000 contracts, compared to last December 31.

    During the first quarter of 1998, the Company introduced new IRA annuities in response to new tax legislation. While the 403(b) annuity remains a better alternative for most educators, initial sales of these IRA products generated
3.0 percentage points of the 12.1% growth in new annuity deposits. The new IRA retirement options created heightened customer interest and an opportunity for agents to meet with both potential and existing customers. Beginning in March 1997, three additional mutual funds - a small cap fund, an international equity fund, and a socially responsible fund - were made available to annuity customers. At December 31, 1998, there were $70 million of customer deposits in these three new funds, compared to approximately $30 million at December 31, 1997.

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

  Net Investment Income

    Investment income of $191.7 million for 1998 decreased 3.6%, or $7.2 million, (3.2% after tax) compared to 1997 due to the decline in interest rates and a decrease in the investment portfolio. The average pretax yield on the investment portfolio was 7.2% (4.8% after tax) for 1998 compared to a pretax yield of 7.4% (4.9% after tax) for 1997, a decrease of 18 basis points, or 2.4%. Average investments (excluding the securities lending collateral) decreased 1.5% over the past 12 months reflecting the utilization of capital for the share repurchase program and customers' preference for variable as opposed to fixed annuity contracts. Approximately $4 million, about half, of the investment income decrease was offset by a decline in interest credited to fixed annuity deposits, moderating the effect on operating earnings. Excluding the effect of the use of cash in the share repurchase program, net investment income would have been $200.9 million, a small decrease compared to 1997.

  Realized Investment Gains and Losses

    The higher level of realized gains in 1998 resulted from an increase in fixed maturity security calls and tenders in the current low interest rate environment.

  Benefits, Claims and Settlement Expenses

                                        Year Ended            Growth Over
                                        December 31,           Prior Year
                               ---------------------------  ----------------
                                   1998           1997      Percent   Amount
                               -------------  ------------  --------  ------
    Property and casualty.....       $354.4        $320.8      10.5%   $33.6
    Life......................         41.9          38.6       8.5%     3.3
                                     ------        ------              -----
      Total...................       $396.3        $359.4      10.3%   $36.9
                                     ======        ======              =====

    Property and casualty
      statutory loss ratio:
        Before catastrophes...         68.5%         70.3%              -1.8%
        After catastrophes....         74.4%         71.7%               2.7%

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

  Interest Credited to Policyholders

                                          Year Ended            Growth Over
                                         December 31,           Prior Year
                                  -------------------------  -----------------
                                      1998         1997      Percent   Amount
                                  ------------  -----------  --------  -------
    Annuity.....................      $72.0       $76.5       -5.9%     $(4.5)
    Life........................       22.8        20.7       10.1%       2.1
                                      -----       -----                 -----
      Total.....................      $94.8       $97.2       -2.5%     $(2.4)
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

  Policy Acquisition and Operating Expenses

    Policy acquisition and operating expenses represent the Company's insurance underwriting expenses. For 1998, policy acquisition and operating expenses increased $4.5 million, or 3.0%, compared to 1997. The corporate expense ratio on a statutory accounting basis was 21.2% for 1998, 0.9 percentage points better than 1997. The property and casualty expense ratio improved to 19.3% for the year ended December 31, 1998, compared to 19.4% for 1997.

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

  Income Tax Expense

    The effective income tax rate was 27.0% for the year ended December 31, 1998 compared to 27.2% for 1997. Income from investments in tax-advantaged securities reduced the effective income tax rate approximately 3 percentage points in both 1998 and 1997. Certain tax benefits that did not recur in future years, as explained in "Year Ended December 31, 1999 Compared With Year Ended December 31, 1998 -- Income Tax Expense," reduced the effective rate approximately 6 percentage points in both 1998 and 1997.

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

                                                 Year Ended            Growth Over
                                                 December 31,           Prior Year
                                              ----------------     --------------------
                                              1998        1997     Percent       Amount
                                              ----        ----     -------       ------
    Property & casualty:
      Before catastrophe losses and
        non-recurring tax benefits..........  $65.2      $58.8        10.9%        $ 6.4
      Catastrophe losses, after tax.........   18.5        4.0       362.5%         14.5
      Non-recurring tax benefits............    6.5        6.6        -1.5%         (0.1)
                                              -----      -----                     -----
        Total including catastrophe losses
          and non-recurring tax benefits....   53.2       61.4       -13.4%         (8.2)
    Annuity.................................   23.1       19.3        19.7%          3.8
    Life....................................   12.4       12.9        -3.9%         (0.5)
    Corporate and other expense.............    3.6        3.9                      (0.3)
    Interest expense........................    6.2        6.1                       0.1
                                              -----      -----                     -----
        Total...............................  $78.9      $83.6        -5.6%        $(4.7)
                                              =====      =====                     =====
        Total before catastrophe losses
          and non-recurring tax benefits....  $90.9      $81.0        12.2%        $ 9.9
                                              =====      =====                     =====

    Property and casualty
      statutory combined ratio:
        Before catastrophes.................   87.7%      89.7%                     -2.0%
        After catastrophes..................   93.6%      91.1%                      2.5%

    Property and casualty segment operating income was primarily impacted by the significant increase in weather-related catastrophe losses in 1998. The property and casualty combined loss and expense ratio for 1998 reflected an improvement in underwriting results offset by the higher weather-related claims. Property and casualty segment operating income was also adversely affected by a reduction in investment income in the year ended December 31, 1998 as compared to the same period in 1997 which resulted from an increase in the operating leverage and corresponding reduction in capital allocated to the Company's property and casualty operations as well as the lower interest rate environment. Despite higher catastrophe losses, automobile results for the year produced a combined ratio of 88.9%, 1.2 percentage points better than 1997. 1998 automobile claim severity was less than in 1997 and rate increases kept pace with loss costs. Due to unprecedented levels of weather-related losses, the 1998 homeowners combined ratio of 110.8% was 17.4 percentage points higher than in 1997. Favorable development of property and casualty claims occurring in prior years (excluding involuntary business), was $15.1 million after tax in 1998, compared to $26.0 million after tax in 1997. Favorable development of total property and casualty claims occurring in prior years was $16.2 million after tax in 1998, compared to $29.3 million after tax in 1997.

    Strong growth in variable annuity deposits produced an increase in annuity earnings compared to 1997. The 1998 interest margin on fixed annuity deposits was comparable to 1997, while fees collected on variable annuity business grew by 23.8% compared to 1997 as a result of growth in the variable annuity business. Variable annuity accumulated deposits were $1.1 billion at December 31, 1998, $163.1 million more than 12 months earlier, a 17.0% increase. Fixed annuity accumulated cash value of $1.4 billion was equal to December 31, 1997.

  Net Income
                         Net Income Per Share, Diluted

                                             Year Ended           Growth Over
                                             December 31,         Prior Year
                                         ------------------    ----------------
                                         1998          1997    Percent   Amount
                                         ----          ----    -------   ------
    Operating income...................  $1.80       $ 1.80          -    $   -
    Realized investment gains..........   0.15         0.07      114.3%    0.08
                                         -----       ------               -----
    Income from continuing operations..   1.95         1.87        4.3%    0.08
    Discontinued operations:
      Loss on discontinuation..........      -        (0.07)               0.07
                                         -----       ------               -----
    Net income.........................  $1.95       $ 1.80        8.3%   $0.15
                                         =====       ======               =====

    Net income, which includes realized investment gains and discontinued operations, for the year ended December 31, 1998 increased by 2.0% and net income per diluted share increased by 8.3% compared to 1997. The Company's share repurchase program reduced net income by $6.0 million for 1998 but resulted in an increase of $0.06 in earnings per share for the period due to the reduction in the number of shares outstanding.

    Net income for 1997 included an after tax charge of $3.5 million, or $0.07 per share, for anticipated additional losses during the remainder of the phase-out period as a result of accelerating the timetable for the Company's withdrawal from the group medical insurance business and higher-than-expected claims. By August 31, 1998, all of the group medical business had been terminated.

Liquidity and Financial Resources

  Investments

    The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At December 31, 1999, fixed income securities represented 95.3% of investments. Of the fixed income investment portfolio, 93.2% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was AA-/A+ at December 31, 1999.

    The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.1 years at December 31, 1999 and
4.4 years at December 31, 1998. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

    As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was greater than in 1998 primarily as a result of lower federal income taxes paid in 1999, including a $7.0 million refund of prior years' taxes. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.

    Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements.
The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2000 without prior approval are approximately $75 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for HMEC's capital needs.

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

    For the year ended December 31, 1999, receipts from annuity contracts decreased 7.9% primarily reflecting the reduced level of single premium deposits received. Annuity contract maturities and withdrawals increased $62.4 million, or 33.8%, compared to the year ended December 31, 1998 due to higher withdrawals from the variable annuity option. Variable annuity deposit retention decreased 4 percentage points over the 12 months to 89.4%. Net transfers to variable annuity assets decreased $89.2 million, or 92.1%, compared to 1998 reflecting a greater allocation of funds by customers to fixed annuities rather than variable annuities and the decrease in total annuity contract receipts. Retention of fixed annuity accumulated cash value was 92.3% for the 12 months ended December 31, 1999.

    During the first six months of 1999, the Company repurchased 1,075,300 shares of its common stock, or 3% of the shares outstanding on December 31, 1998, at an aggregate cost of $25.1 million, or an average cost of $23.34 per share, under its stock repurchase program. No shares were repurchased during the third and fourth quarters of 1999. Repurchases in 1999 compare to 2,286,800 shares repurchased in 1998 at an aggregate cost of $71.6 million. The repurchase of shares was financed through cash generated from operations and, when necessary, the Bank Credit Facility. In May 1999, an additional $100 million share repurchase authorization was announced. As of December 31, 1999, $111.5 million remained authorized for future share repurchases.

    On August 2, 1999, the Company announced that its Board of Directors had retained Morgan Stanley Dean Witter and Credit Suisse First Boston to explore strategic alternatives available to the corporation. At that time, the Board of Directors suspended the Company's share repurchase program. On February 23, 2000, the Board of Directors removed suspension of the Company's previously authorized program to repurchase its common stock from time to time in the open market, but also indicated that the levels of stock repurchase in 2000 will likely be lower than what occurred in either 1997 or 1998. During 2000 and beyond, the Company intends to allocate excess capital for share repurchase to the extent that it is not needed to realize anticipated business growth opportunities.

  Capital Resources

    The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners. Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, increase and pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

    The total capital of the Company was $548.8 million at December 31, 1999, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 25.3% of capital (excluding unrealized investment losses) at the end of 1999, at the upper end of the Company's target operating range of 20% to 25%.

    Shareholders' equity was $400.1 million at December 31, 1999, including an unrealized loss in the Company's investment portfolio of $40.1 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $805.3 million and $19 5/8, respectively, at December 31, 1999. Book value per share was $9.75 at December 31, 1999, $10.73 excluding investment market value adjustments. At December 31, 1998, book value per share was $11.80, $10.44 excluding investment market value adjustments. The decrease over the 12 months was entirely due to unrealized investment gains and losses, the non-recurring charge for prior years' taxes and share repurchases.
Excluding these items, book value per share increased 10.8% over the 12-month period.

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

    As of December 31, 1999 and 1998, the Company had short-term debt of $49.0 million and $50.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.5%, as of December 31, 1999. The commitment for the Bank Credit Facility terminates on December 31, 2001.

    The Company's ratio of earnings to fixed charges for the year ended December 31, 1999 was 10.6x compared to 13.3x for the same period in 1998, with the decline primarily attributable to realized investment losses recorded in the current period compared to realized investment gains recorded in the year ended December 31, 1998.

    Total shareholder dividends were $15.8 million for the year ended December 31, 1999. The Company has targeted a dividend payout ratio of approximately 15% to 20%. In November 1999, the Board of Directors authorized the eighth increase to the Company's quarterly dividend in the eight years since the Company's initial public offering in November 1991. The regular quarterly dividend increased by 13.5% to $0.105 per share.

    The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence. In addition, the Company reinsures 75% of catastrophe losses in Florida above a retention of $6.1 million. These catastrophe reinsurance programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes, individually or in the aggregate during a calendar year, exceed the $80 million coverage limit. The equity put provides a source of capital for up to $154 million of catastrophe losses, before tax benefits, above the reinsurance coverage limit.

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

    The Company manages its market risk by coordinating the projected cash outflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality and providing for liquidity and diversification. The risks associated with mutual fund investments supporting variable annuity products are assumed by those contractholders, and not by the Company.

    Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that 1) have similar characteristics to the liabilities they support; 2) are diversified among industries, issuers and geographic locations; and 3) are predominately investment-grade fixed maturity securities. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 1999, 20% of the fixed investment portfolio represents investments supporting the property and casualty operations and 80% support the life and annuity business. For a discussion regarding the Company's investments see "Business-Investments."

    The Company's life and annuity operating earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrender and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

    Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non interest-sensitive property and casualty liabilities. Overall, at December 31, 1999, the duration of fixed maturity securities was approximately 4.1 years, and the duration of insurance liabilities was approximately 4.5 years.

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

    The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 1999, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would increase by approximately $21 million after tax, 5% of shareholders' equity. A 100 basis point increase would decrease fair value of assets and liabilities by $2 million after tax, less than 1% of shareholders' equity. These changes in interest rates assume a parallel shift in the yield curve.

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

Year 2000

    All of the Company's automated systems are year 2000 compliant and rollover to year 2000 was successfully completed. The Company continues to monitor and retest computer system processing for upcoming quarter-end and year-end processing accuracy.

    Costs for this compliance project represented the allocation of existing internal information technology resources to address year 2000 compliance and were not incremental costs to the Company. The total cost of the compliance project has been funded through operating cash flows. The Company has expensed all costs associated with these system changes and through December 31, 1999 has expensed $6.5 million before tax benefits, including a cost of $1.0 million for the year ended December 31, 1999.

Recent Accounting Changes

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which is required to be adopted in 2000. This statement will not have a material impact on the Company because it does not have significant holdings of derivatives or hedges, as defined within the context of SFAS No. 133.

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

         REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

                       Horace Mann Educators Corporation


    The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended December 31, 1999, 1998 and 1997 have been prepared by management, which is responsible for their integrity and reliability. The statements have been prepared in accordance with generally accepted accounting principles and include some amounts that are based upon management's best estimates and judgements. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

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

                                                  /s/ Paul J. Kardos
                                                  Paul J. Kardos
                                                  Chairman of the Board,
                                                   President and Chief
                                                   Executive Officer

                                                  /s/ Larry K. Becker
                                                  Larry K. Becker
                                                   Executive Vice President and
                                                   Chief Financial Officer

Springfield, Illinois
January 25, 2000

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Horace Mann Educators Corporation:


    We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 1999, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP
                                        KPMG LLP


Chicago, Illinois
January 25, 2000

                       HORACE MANN EDUCATORS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999, 1998 and 1997

                            (Dollars in thousands)

                                                            1999        1998        1997
                                                         ----------  ----------  ----------
                                  ASSETS
Investments
 Fixed maturities, available for sale, at market
  (amortized cost 1999, $2,575,403; 1998,
  $2,552,537; 1997, $2,535,538)........................  $2,507,280  $2,651,379  $2,638,794
 Short-term and other investments......................     122,929     102,049     130,252
 Short-term investments, loaned securities collateral..           -      87,392           -
                                                         ----------  ----------  ----------
      Total investments................................   2,630,209   2,840,820   2,769,046
Cash...................................................      22,848      12,044         353
Accrued investment income and premiums receivable......      92,755     102,661     103,951
Value of acquired insurance in force and goodwill......     102,068     101,055     107,976
Deferred policy acquisition costs......................     130,192     101,658      85,883
Other assets...........................................     144,061     114,503     104,943
Variable annuity assets................................   1,131,713   1,122,739     959,760
                                                         ----------  ----------  ----------
      Total assets.....................................  $4,253,846  $4,395,480  $4,131,912
                                                         ==========  ==========  ==========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
  Fixed annuity contract liabilities...................  $1,238,379  $1,239,234  $1,245,459
  Interest-sensitive life contract liabilities.........     443,309     402,490     364,205
  Unpaid claims and claim expenses.....................     309,604     307,387     322,335
  Future policy benefits...............................     179,157     179,693     179,562
  Unearned premiums....................................     170,845     179,194     166,996
                                                         ----------  ----------  ----------
      Total policy liabilities.........................   2,341,294   2,307,998   2,278,557
Other policyholder funds...............................     126,530     124,820     122,107
Other liabilities......................................     110,698     197,292     126,847
Short-term debt........................................      49,000      50,000      42,000
Long-term debt.........................................      99,677      99,637      99,599
Variable annuity liabilities...........................   1,126,505   1,118,890     956,253
                                                         ----------  ----------  ----------
      Total liabilities................................   3,853,704   3,898,637   3,625,363
                                                         ----------  ----------  ----------
Warrants, subject to redemption........................           -         220         577
                                                         ----------  ----------  ----------
Preferred stock, $0.001 par value, authorized
  1,000,000 shares; none issued........................           -           -           -
Common stock, $0.001 par value, authorized
  75,000,000 shares; issued, 1999, 59,292,053;
  1998, 59,274,690; 1997, 59,161,008...................          59          59          59
Additional paid-in capital.............................     333,892     336,686     340,564
Retained earnings......................................     449,023     420,274     349,274
Accumulated other comprehensive income (loss)
  (net unrealized gains (losses) on fixed
  maturities and equity securities)....................     (40,016)     57,327      62,167
Treasury stock, at cost, 1999, 18,258,896 shares;
  1998, 17,183,596 shares; 1997, 14,896,796 shares.....    (342,816)   (317,723)   (246,092)
                                                         ----------  ----------  ----------
      Total shareholders' equity.......................     400,142     496,623     505,972
                                                         ----------  ----------  ----------
      Total liabilities, redeemable securities
        and shareholders' equity.......................  $4,253,846  $4,395,480  $4,131,912
                                                         ==========  ==========  ==========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)

                                                              Year Ended December 31,
                                                      ---------------------------------------
                                                          1999         1998          1997
                                                      ------------  -----------  ------------

Insurance premiums written and contract deposits....  $   821,209   $   827,787  $   771,319
                                                      ===========   ===========  ===========

Revenues
  Insurance premiums and contract charges earned....  $   595,128   $   577,812  $   542,712
  Net investment income.............................      188,267       191,723      198,928
  Realized investment gains (losses)................       (7,969)        9,908        5,340
                                                      -----------   -----------  -----------
      Total revenues................................      775,426       779,443      746,980
                                                      -----------   -----------  -----------
Benefits, losses and expenses
  Benefits, claims and settlement expenses..........      416,186       396,328      359,441
  Interest credited.................................       91,629        94,776       97,231
  Policy acquisition expenses amortized.............       53,041        45,477       44,198
  Operating expenses................................      109,694       109,673      106,398
  Amortization of intangible assets.................          215         6,921       10,662
  Interest expense..................................        9,722         9,487        9,412
  Litigation settlement.............................        1,585             -            -
                                                      -----------   -----------  -----------
      Total benefits, losses and expenses...........      682,072       662,662      627,342
                                                      -----------   -----------  -----------
Income from continuing operations before
  income taxes and discontinued operations..........       93,354       116,781      119,638
Income tax expense..................................       28,849        31,469       32,581
Provision for prior years' taxes....................       20,000             -            -
                                                      -----------   -----------  -----------
Income from continuing operations...................       44,505        85,312       87,057
Discontinued operations (See note 2):
  Loss on discontinuation, representing additional
    provision of $5,355 for operating losses
    during phase-out period, net of applicable
    income tax benefits of $1,874...................            -             -       (3,481)
                                                      -----------   -----------  -----------
Net income..........................................  $    44,505   $    85,312  $    83,576
                                                      ===========   ===========  ===========

Earnings (loss) per share
  Basic
    Income from continuing operations...............  $      1.08   $      1.97  $      1.90
    Discontinued operations:
      Loss on discontinuation.......................            -             -        (0.08)
                                                      -----------   -----------  -----------
    Net income......................................  $      1.08   $      1.97  $      1.82
                                                      ===========   ===========  ===========
  Diluted
    Income from continuing operations...............  $      1.07   $      1.95  $      1.87
    Discontinued operations:
      Loss on discontinuation.......................            -             -        (0.07)
                                                      -----------   -----------  -----------
    Net income......................................  $      1.07   $      1.95  $      1.80
                                                      ===========   ===========  ===========
  Weighted average number of shares
    and equivalent shares
      Basic.........................................   41,245,633    43,238,656   45,825,410
      Diluted.......................................   41,708,439    43,838,434   46,524,532

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 (Dollars in thousands, except per share data)

                                                                           Year Ended December 31,
                                                                     ------------------------------------
                                                                        1999        1998         1997
                                                                     ----------  ----------  ------------
Common stock
 Beginning balance.................................................  $      59   $      59   $        58
 Options exercised, 1999, 17,363 shares; 1998,
  113,682 shares; 1997, 731,924 shares.............................          -           -             1
 Conversion of Director Stock Plan units,
  1997, 2,288 shares...............................................          -           -             -
                                                                     ---------   ---------   -----------
 Ending balance....................................................         59          59            59
                                                                     ---------   ---------   -----------

Additional paid-in capital
 Beginning balance.................................................    336,686     340,564       330,234
 Options exercised and conversion of
  Director Stock Plan units........................................        362       2,200        11,580
 Catastrophe-linked equity put option premium......................       (950)     (1,475)       (1,250)
 Purchase of 8,450 warrants in 1999 and
  13,650 warrants in 1998..........................................     (2,206)     (4,603)            -
                                                                     ---------   ---------   -----------
 Ending balance....................................................    333,892     336,686       340,564
                                                                     ---------   ---------   -----------

Retained earnings
 Beginning balance.................................................    420,274     349,274       278,669
 Net income........................................................     44,505      85,312        83,576
 Cash dividends, 1999, $0.3825 per share; 1998,
  $0.3325 per share; 1997, $0.2825 per share.......................    (15,756)    (14,312)      (12,971)
                                                                     ---------   ---------   -----------
 Ending balance....................................................    449,023     420,274       349,274
                                                                     ---------   ---------   -----------

Accumulated other comprehensive income (loss)
 (net unrealized gains (losses) on fixed
 maturities and equity securities)
  Beginning balance................................................     57,327      62,167        29,736
  Increase (decrease) for the period...............................    (97,343)     (4,840)       32,431
                                                                     ---------   ---------   -----------
  Ending balance...................................................    (40,016)     57,327        62,167
                                                                     ---------   ---------   -----------

Treasury stock, at cost
 Beginning balance, 1999, 17,183,596 shares; 1998,
  14,896,796 shares; 1997, 11,176,196 shares.......................   (317,723)   (246,092)     (154,302)
 Purchase of 1,075,300 shares in 1999; 2,286,800
  shares in 1998 and 3,720,600 shares in 1997
  (See note 5).....................................................    (25,093)    (71,631)      (91,790)
                                                                     ---------   ---------   -----------
 Ending balance 1999, 18,258,896 shares; 1998,
  17,183,596 shares; 1997, 14,896,796 shares.......................   (342,816)   (317,723)     (246,092)
                                                                     ---------   ---------   -----------

Shareholders' equity at end of period..............................  $ 400,142   $ 496,623   $   505,972
                                                                     =========   =========   ===========

Comprehensive income (loss)
 Net income........................................................  $  44,505   $  85,312   $    83,576
 Other comprehensive income (loss) (change in net
  unrealized gains (losses) on fixed maturities
  and equity securities)...........................................    (97,343)     (4,840)       32,431
                                                                     ---------   ---------   -----------
   Total...........................................................  $ (52,838)  $  80,472   $   116,007
                                                                     =========   =========   ===========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                                            Year Ended December 31,
                                                                     -----------------------------------
                                                                        1999       1998          1997
                                                                     ---------   ---------   -----------
Cash flows from operating activities
   Premiums collected..............................................  $ 623,762   $ 618,419   $   608,650
   Policyholder benefits paid......................................   (453,353)   (459,595)     (466,150)
   Policy acquisition and other operating expenses paid............   (179,951)   (176,054)     (173,462)
   Federal income taxes paid.......................................    (16,600)    (36,441)      (51,889)
   Investment income collected.....................................    186,824     195,599       199,306
   Interest expense paid...........................................     (9,523)     (9,309)       (9,276)
   Other...........................................................     (3,013)     (3,853)       (2,743)
                                                                      --------   ---------   -----------
         Net cash provided by operating activities.................    148,146     128,766       104,436
                                                                     ---------   ---------   -----------

Cash flows from investing activities
   Fixed maturities
      Purchases....................................................   (698,847)   (842,375)   (1,044,199)
      Sales........................................................    388,644     487,945       874,243
      Maturities...................................................    286,758     351,112       241,958
   Net cash (used for) received from short-term and
    other investments..............................................    (18,524)     26,296        (5,882)
                                                                     ---------   ---------   -----------
         Net cash (used in) provided by investing activities.......    (41,969)     22,978        66,120
                                                                     ---------   ---------   -----------

Cash flows used in financing activities
   Purchase of treasury stock......................................    (25,093)    (71,631)      (91,790)
   Dividends paid to shareholders..................................    (15,756)    (14,312)      (12,971)
   Principal (payments) borrowings on Bank Credit Facility.........     (1,000)      8,000         8,000
   Repurchase of common stock warrants.............................     (2,426)     (4,959)            -
   Exercise of stock options.......................................        362       2,200        11,581
   Catastrophe-linked equity put option premium....................       (950)     (1,475)       (1,250)
   Annuity contracts, variable and fixed
      Deposits.....................................................    205,684     223,324       199,190
      Maturities and withdrawals...................................   (247,212)   (184,800)     (176,117)
      Net transfer to variable annuity assets......................     (7,676)    (96,905)     (121,782)
   Net (decrease) increase in interest-sensitive
    life account balances..........................................     (1,306)        505         1,232
                                                                     ---------   ---------   -----------
         Net cash used in financing activities.....................    (95,373)   (140,053)     (183,907)
                                                                     ---------   ---------   -----------

Net increase (decrease) in cash....................................     10,804      11,691       (13,351)

Cash at beginning of period........................................     12,044         353        13,704
                                                                     ---------   ---------    ----------

Cash at end of period..............................................  $  22,848   $  12,044    $      353
                                                                     =========   =========    ==========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)


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

  Investments

    The Company invests primarily in fixed maturity investments. These securities are classified as available for sale and carried at market value.
The net adjustment for unrealized gains and losses on securities available for sale, carried at market, is recorded as a separate component of shareholders' equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs and value of acquired insurance in force associated with interest-sensitive life and annuity contracts.

    Short-term and other investments are comprised of policy loans, carried at unpaid principal balances; short-term fixed interest securities, carried at cost which approximates market value; mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts; real estate acquired in the settlement of debt, carried at the lower of cost or market; and equity securities, carried at market.

    Interest income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

    Realized gains and losses arising from the sale of securities are determined based upon specific identification of securities sold.

  Deferred Policy Acquisition Costs

    Deferred policy acquisition costs net of accumulated amortization were $130,192, $101,658 and $85,883 as of December 31, 1999, 1998 and 1997,
respectively.

    Acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized as follows. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15 and 20 years). For investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months).

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

    The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs. The Company began deferring additional sales-related costs in 1999 for all new life and annuity contracts, consistent with common industry accounting practices. The impact of this change was an increase to net income of $3,108 for 1999.

    When the Company was acquired in 1989, deferred acquisition costs were reduced to zero in connection with establishing the value of acquired insurance in force in the application of purchase accounting.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

  Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and are included in other assets in the consolidated balance sheets. Depreciation and amortization are calculated on the straight-line method based on the estimated useful lives of the assets.

                                                          December 31,
                                                 -----------------------------
                                                  1999       1998       1997
                                                 -------    -------    -------
     Property and equipment....................  $60,907    $55,028    $48,548
     Less: accumulated depreciation............   30,543     26,541     23,395
                                                 -------    -------    -------
       Total...................................  $30,364    $28,487    $25,153
                                                 =======    =======    =======

     At the beginning of 1998, the Company adopted the accounting treatment required by the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this statement decreased the Company's 1999 and 1998 operating expenses by $1,568 and $2,400, respectively, before income taxes as costs incurred to develop internal-use software are capitalized and depreciated over their expected useful lives.

  Value of Acquired Insurance In Force and Goodwill

     When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Allegiance Insurance Company.

     The value of acquired insurance in force by operating segment and goodwill, net of amortization, were as follows:

                                                           December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
     Value of acquired insurance in force
       Property and casualty..................   $      -   $    719   $  1,751
       Life...................................     14,409     16,529     18,804
       Annuity................................     37,027     31,557     33,553
                                                 --------   --------   --------
         Subtotal.............................     51,436     48,805     54,108
     Goodwill.................................     50,632     52,250     53,868
                                                 --------   --------   --------
         Total................................   $102,068   $101,055   $107,976
                                                 ========   ========   ========

     The value of acquired insurance in force is being amortized over the following periods utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits. Goodwill is amortized over 40 years on a straight-line basis.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The value of acquired insurance in force for investment contracts (those issued prior to August 29, 1989) is adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders' equity.

     Significant appreciation and the resultant growth in annuity assets and the retention of the Company's annuity business in recent years have favorably impacted projected future gross profits for the business. Therefore, previously scheduled annual amortization of the December 31, 1999 balance was revised as reflected in the table below. Such amounts are evaluated annually and amortization schedules updated as indicated.

     Scheduled amortization of the December 31, 1999 balances of value of acquired insurance in force by segment and goodwill over the next five years is as follows:

                                                         Year Ended December 31,
                                                 --------------------------------------
                                                   2000    2001    2002    2003    2004
                                                 ------  ------  ------  ------  ------
    Scheduled amortization of:
       Value of acquired insurance in force
         Life..................................  $1,975  $1,839  $1,726  $1,625  $1,537
         Annuity...............................   4,576   4,557   4,214   4,000   3,669
                                                 ------  ------  ------  ------  ------
           Subtotal............................   6,551   6,396   5,940   5,625   5,206
       Goodwill................................   1,618   1,618   1,618   1,618   1,618
                                                 ------  ------  ------  ------  ------
           Total...............................  $8,169  $8,014  $7,558  $7,243  $6,824
                                                 ======  ======  ======  ======  ======

     The accumulated amortization of intangibles as of December 31, 1999, 1998 and 1997 was $131,832, $131,617 and $124,696, respectively.

  Variable Annuity Assets and Liabilities

     Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in the Horace Mann mutual funds. Variable annuity assets were invested in the Horace Mann mutual funds as follows:

                                                              December 31,
                                                 -----------------------------------
                                                    1999         1998         1997
                                                 ----------   ----------    --------
     Horace Mann Growth Fund...................  $  566,932   $  605,803    $532,086
     Horace Mann Balanced Fund.................     404,712      427,368     386,247
     Horace Mann Small Cap Growth Fund.........      60,042       28,629      16,321
     Horace Mann Socially Responsible Fund.....      59,129       35,368       9,117
     Horace Mann International Equity Fund.....      26,040       10,290       5,137
     Horace Mann Income Fund...................      13,237       13,952       9,651
     Horace Mann Short-Term Fund...............       1,621        1,329       1,201
                                                 ----------   ----------    --------
       Total variable annuity assets...........  $1,131,713   $1,122,739    $959,760
                                                 ==========   ==========    ========

     The investment income, gains and losses of these accounts accrue directly to the policyholders and are not included in the operations of the Company.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

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

    The process by which liabilities are established for insured events requires reliance upon estimates based on experience and available data. As information develops which varies from experience, provides additional data or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities, adjustments may be required. The effects of these adjustments are charged or credited to income for the period in which the adjustments are made. No unusual adjustments were made in the determination of the liabilities during the periods covered by these financial statements. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses. Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                               Year Ended December 31,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
     Gross reserves, beginning of year...................  $298,929   $310,632   $340,411
       Less reinsurance recoverables.....................    55,890     41,324     34,062
                                                           --------   --------   --------
     Net reserves, beginning of year.....................   243,039    269,308    306,349
                                                           --------   --------   --------

     Incurred claims and claims expense :
       Claims occurring in the current year..............   379,455    379,603    365,986
       Increase (decrease) in estimated reserves for
         claims occurring in prior years(1):
           Policies written by the Company...............    (7,583)   (23,317)   (40,052)
           Business assumed from state
             reinsurance facilities......................     3,000     (1,600)    (5,100)
                                                           --------   --------   --------
               Total decrease............................    (4,583)   (24,917)   (45,152)
                                                           --------   --------   --------
           Total claims and claims expense incurred......   374,872    354,686    320,834
                                                           --------   --------   --------
     Claims and claims expense payments
       for claims occurring during:
         Current year....................................   240,045    238,986    209,294
         Prior years.....................................   142,473    141,969    148,581
                                                           --------   --------   --------
           Total claims and claims expense payments......   382,518    380,955    357,875
                                                           --------   --------   --------
     Net reserves, end of period.........................   235,393    243,039    269,308
       Plus reinsurance recoverables.....................    64,410     55,890     41,324
                                                           --------   --------   --------
     Gross reserves, end of period(2)....................  $299,803   $298,929   $310,632
                                                           ========   ========   ========

_______________
(1) Shows the amounts by which the Company decreased or increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information.
(2) Unpaid claims and claims expense as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $9,801, $8,458 and $11,703 at December 31, 1999, 1998 and 1997,
    respectively, in addition to property and casualty reserves.

     Fluctuations from year to year in the level of catastrophe claims impact a property and casualty insurance company's claims and claims adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

                                                             Year Ended December 31,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
     Claims and claims expense incurred..................  $374,872   $354,686   $320,834
     Amount attributable to catastrophes.................    19,371     28,019      6,164
                                                           --------   --------   --------
       Excluding catastrophes............................  $355,501   $326,667   $314,670
                                                           ========   ========   ========

     Claims and claims expense payments..................  $382,518   $380,955   $357,875
     Amount attributable to catastrophes.................    17,400     25,200      5,700
                                                           --------   --------   --------
       Excluding catastrophes............................  $365,118   $355,755   $352,175
                                                           ========   ========   ========

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

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

  Stock Based Compensation

     The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company's common stock on the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

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

                                                                Year Ended December 31,
                                                            -----------------------------
                                                             1999       1998        1997
                                                            -------    -------    -------
     Net income                      As reported..........  $44,505    $85,312    $83,576
                                     Pro forma(1).........  $42,907    $84,485    $83,283

     Basic net income per share      As reported..........  $  1.08    $  1.97    $  1.82
                                     Pro forma............  $  1.04    $  1.95    $  1.82

     Diluted net income per share    As reported..........  $  1.07    $  1.95    $  1.80
                                     Pro forma............  $  1.03    $  1.93    $  1.79

______________
(1) The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.9%, 5.6% and 5.5%; dividend yield of 1.9%, 1.3% and 1.0%; expected lives of 10 years; and volatility of 50.3%, 26.2% and 15.8%.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

  Income Taxes

    The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 1999, 1998 and 1997 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return and financial statement basis.

    Deferred tax assets and liabilities include provisions for unrealized investment gains and losses with the change for each period included in net unrealized gains and losses in shareholders' equity.

  Earnings Per Share

    Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units and in 1998 and 1997 also warrants.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

    The computations of income from continuing operations on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

                                                                      Year Ended December 31,
                                                                ---------------------------------
                                                                 1999         1998         1997
                                                                -------      -------      -------
    Basic - assumes no dilution:
    Income from continuing operations for the period.........   $44,505      $85,312      $87,057
                                                                -------      -------      -------
    Weighted average number of common
      shares outstanding during the period...................    41,246       43,239       45,825
                                                                -------      -------      -------

    Income from continuing operations per share - basic......   $  1.08      $  1.97      $  1.90
                                                                =======      =======      =======

    Diluted - assumes full dilution:
    Income from continuing operations for the period.........   $44,505      $85,312      $87,057
                                                                -------      -------      -------
    Weighted average number of common shares
      outstanding during the period..........................    41,246       43,239       45,825
    Weighted average number of common equivalent
      shares to reflect the dilutive effect of common
      stock equivalent securities:
        Stock options........................................       387          451          416
        Common stock units related to Deferred
          Equity Compensation Plan for Directors.............        69           49           33
        Common stock units related to Deferred
          Compensation Plan for Employees....................         6            1            -
        Warrants.............................................         -           98          251
                                                                -------      -------      -------
    Total common and common equivalent shares adjusted
      to calculate diluted earnings per share................    41,708       43,838       46,525
                                                                -------      -------      -------

    Income from continuing operations per share - diluted....   $  1.07      $  1.95      $  1.87
                                                                =======      =======      =======

    Options to purchase 262,950 shares of common stock at $25.63 to $34.53 per share were granted during 1997, 1998 and 1999 but were not included in the computation of 1999 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during 1999. The options, which expire in 2007, 2008 and 2009, were still outstanding at December 31, 1999.

  Comprehensive Income (Loss)

    Comprehensive income (loss) represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus the change in net unrealized gains and losses on fixed maturities and equity securities for the period as shown in the Statement of Changes in Shareholders' Equity.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

    The components of comprehensive income (loss) were as follows:


                                                                    Year Ended December 31,
                                                               ---------------------------------
                                                                   1999        1998        1997
                                                                ---------    -------     --------
    Net income...............................................   $  44,505    $85,312     $ 83,576
                                                                ---------    -------     --------
    Other comprehensive income (loss):
      Unrealized holding gains (losses) on fixed maturities
        and equity securities arising during period..........    (158,423)     3,855       55,299
      Less: reclassification adjustment for gains (losses)
        included in net income...............................      (8,664)    11,301        5,405
                                                                ---------    -------     --------
      Other comprehensive income (loss), before tax..........    (149,759)    (7,446)      49,894
      Income tax expense (benefit)...........................     (52,416)    (2,606)      17,463
                                                                ---------    -------     --------
        Total................................................     (97,343)    (4,840)      32,431
                                                                ---------    -------     --------
          Total comprehensive income (loss)..................   $ (52,838)   $80,472     $116,007
                                                                =========    =======     ========

  Statements of Cash Flows

    For purposes of the statements of cash flows, cash constitutes cash on deposit at banks.

  Reclassification

    The Company has reclassified the presentation of certain prior period information to conform with the 1999 presentation.

NOTE 2 - Discontinued Operations

    In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business over the following two years. During the third quarter of 1997, the Company accelerated the timetable for its withdrawal from the group medical insurance business and had terminated 95% of that business by December 31, 1997. The remaining business was terminated as of August 31, 1998. As a result of the acceleration and higher-than-expected claims, net income for the year ended December 31, 1997 included a charge of $3,481 for anticipated additional losses during the remainder of the phase-out period, net of related income tax benefits of $1,874. The Company's results of operations for the year ended December 31, 1996 included an accrual of $3,883 for anticipated losses during the phase-out period net of related income tax recoverable of $2,091. At December 31, 1999, there were no assets or liabilities attributable to the discontinued operations.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments

  Net Investment Income

    The components of net investment income for the following periods were:

                                                                              Year Ended December 31,
                                                                          ------------------------------
                                                                            1999       1998       1997
                                                                          --------   --------  ---------
    Fixed maturities....................................................  $182,561   $185,271   $191,777
    Short-term and other investments....................................     9,212     10,700     10,967
                                                                          --------   --------   --------
       Total investment income..........................................   191,773    195,971    202,744
    Less investment expenses............................................     3,506      4,248      3,816
                                                                          --------   --------   --------
       Net investment income............................................  $188,267   $191,723   $198,928
                                                                          ========   ========   ========

  Realized Investment Gains (Losses)

    Realized investment gains (losses) for the following periods were:

                                                                             Year Ended December 31,
                                                                          ------------------------------
                                                                            1999       1998       1997
                                                                          --------   --------   --------
    Fixed maturities....................................................  $ (9,777)  $ 10,537   $  5,411
    Short-term and other investments....................................     1,808       (629)       (71)
                                                                          --------   --------   --------
       Realized investment gains (losses)...............................  $ (7,969)  $  9,908   $  5,340
                                                                          ========   ========   ========

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

  Fixed Maturity Securities

    The amortized cost, unrealized investment gains and losses, and market values of investments in debt securities as of December 31, 1999, 1998 and 1997 were as follows:

                                                Amortized   Unrealized  Unrealized    Market
                                                   Cost       Gains       Losses      Value
                                                ----------  ----------  ----------  ----------
    As of December 31, 1999
      U.S. government and agency obligations
        Mortgage-backed securities............  $  506,132    $  3,587     $11,604  $  498,115
        Other.................................     136,400         330       5,304     131,426
      Municipal bonds.........................     307,045       3,348       8,343     302,050
      Foreign government bonds................      21,875         439         327      21,987
      Corporate bonds.........................   1,184,792       9,362      49,046   1,145,108
      Other mortgage-backed securities........     419,159       1,302      11,867     408,594
                                                ----------    --------     -------  ----------
          Totals..............................  $2,575,403    $ 18,368     $86,491  $2,507,280
                                                ==========    ========     =======  ==========

    As of December 31, 1998
      U.S. government and agency obligations
        Mortgage-backed securities............  $  489,752    $ 17,741     $    24  $  507,469
        Other.................................     192,166       7,106         248     199,024
      Municipal bonds.........................     301,751      17,430          40     319,141
      Foreign government bonds................      21,829       2,827         706      23,950
      Corporate bonds.........................   1,180,452      59,118      12,047   1,227,523
      Other mortgage-backed securities........     366,587       9,042       1,357     374,272
                                                ----------    --------     -------  ----------
          Totals..............................  $2,552,537    $113,264     $14,422  $2,651,379
                                                ==========    ========     =======  ==========

    As of December 31, 1997
      U.S. government and agency obligations
        Mortgage-backed securities............  $  521,485    $ 18,061     $   343  $  539,203
        Other.................................     222,797       5,249          44     228,002
      Municipal bonds.........................     228,094      13,777         106     241,765
      Foreign government bonds................      26,397       1,714         442      27,669
      Corporate bonds.........................   1,243,948      62,333       3,376   1,302,905
      Other mortgage-backed securities........     292,817       6,624         191     299,250
                                                ----------    --------     -------  ----------
          Totals..............................  $2,535,538    $107,758     $ 4,502  $2,638,794
                                                ==========    ========     =======  ==========

    The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

  Maturity/Sales Of Investments

    The market value and amortized cost of fixed maturity securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           Percent of
                                                          Total Market    Market       Amortized
                                                             Value         Value          Cost
                                                            -------       -------       --------
    Due in 1 year or less................................      7.0%      $  175,546    $  175,500
    Due after 1 year through 5 years.....................     31.0          777,538       781,547
    Due after 5 years through 10 years...................     31.5          788,829       812,070
    Due after 10 years through 20 years..................     15.9          399,394       409,796
    Due after 20 years...................................     14.6          365,973       396,490
                                                             -----       ----------    ----------
     Total...............................................    100.0%      $2,507,280    $2,575,403
                                                             =====       ==========    ==========

    Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                                                    Year Ended December 31,
                                                             -------------------------------------
                                                               1999          1998          1997
                                                             --------       --------    ----------
    Proceeds.............................................    $675,402       $839,057    $1,116,201
    Gross gains realized.................................       3,941         18,081        13,444
    Gross losses realized................................     (13,718)        (7,544)       (8,033)

  Unrealized Gains (Losses) on Fixed Maturities

    Net unrealized gains (losses) are computed as the difference between market value and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                                                     Year Ended December 31,
                                                             -------------------------------------
                                                                1999          1998          1997
                                                             ---------      --------      --------
    Unrealized gains (losses) on fixed maturities
      Beginning of period.................................   $  98,842      $103,256      $ 49,435
      End of period.......................................     (68,123)       98,842       103,256
                                                             ---------      --------      --------
        Increase (decrease) for the period................    (166,965)       (4,414)       53,821
    Income taxes (benefit)................................     (58,438)       (1,545)       18,837
                                                             ---------      --------      --------
    Increase (decrease) in net unrealized gains (losses)
      on fixed maturities before the valuation impact
      on deferred policy acquisition costs and value
      of acquired insurance in force......................   $(108,527)     $ (2,869)     $ 34,984
                                                             =========      ========      ========

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

  Securities Lending

    The Company loans fixed income securities to third parties, primarily major brokerage firms. However, there were no securities on loan at December 31, 1999. As of December 31, 1998 and 1997, fixed maturities with a fair value of $87,392 and $60,388, respectively, were on loan. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Effective beginning in 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," required the securities lending collateral to be classified as investments with a corresponding liability included in Other Liabilities in the Company's consolidated balance sheet. Restatement of prior period financial statements to show consistent presentation in earlier years was not permitted.

  Investment in Entities Exceeding 10% of Shareholders' Equity

    At December 31, 1999, the Company's investment portfolio included $42,087 of fixed maturity securities issued by Ford Motor Company and its affiliates representing 10.5% of shareholders' equity at that date and other than obligations of the United States Government and government agencies and authorities there were no other investments which exceeded 10% of total shareholders' equity. At December 31, 1998 and 1997, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the United States Government and government agencies and authorities.

  Deposits

    At December 31, 1999, securities with a carrying value of $13,512 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 4 - Debt and Warrants

    Indebtedness and scheduled maturities at December 31, 1999, 1998 and 1997 consisted of the following:


                                                     Effective                        December 31,
                                                     Interest     Final      -------------------------------
                                                       Rates     Maturity      1999        1998       1997
                                                      --------   --------    --------    --------   --------
    Short-term debt:
      Bank Credit Facility.........................   Variable       2001    $ 49,000    $ 50,000   $ 42,000
    Long-term debt:
      6 5/8% Senior Notes, Face amount
        less unaccrued discount of $323, $363 and
        $401, respectively.........................        6.7%      2006      99,677      99,637     99,599
                                                                             --------    --------   --------
          Total....................................                          $148,677    $149,637   $141,599
                                                                             ========    ========   ========

  Issuance of 6 5/8% Senior Notes ("Senior Notes") and Redemption of Convertible Notes

    On January 17, 1996, the Company issued $100,000 face amount of Senior Notes at an effective yield of 6.7%, which will mature on January 15, 2006. The net proceeds from the sale of the Senior Notes were used to finance the redemption of the Company's 4%/6 1/2% Convertible Notes. Interest on the Senior Notes is payable semi-annually at a rate of 6 5/8%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (i) 100% of their principal amount and (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

  Bank Credit Facility

    The Bank Credit Facility provides for unsecured borrowings of up to $65,000. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 0.325% at December 31, 1999). The unused portion of the Bank Credit Facility is subject to a variable commitment fee which was 0.125% on an annual basis at December 31, 1999. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company's obligations under the Bank Credit Facility are unsecured.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 4 - Debt and Warrants-(Continued)

  Warrants

    No warrants were outstanding at December 31, 1999. During 1999, the Company repurchased all remaining warrants, representing 107,537 shares of the Company's common stock, for $2,427. During 1998, the Company repurchased 61.8% of its then outstanding warrants, representing 173,713 shares of the Company's common stock, for $4,959. At December 31, 1998 and 1997, warrants to purchase 107,537 shares and 281,250 shares, respectively, of the Company's common stock at $2.70 per share were outstanding.

  Covenants

    The Company is in compliance with all of the covenants contained in the Senior Notes indenture and the Bank Credit Facility Agreement.

NOTE 5 - Shareholders' Equity and Stock Options

  Share Repurchase Program

    During the first six months of 1999, the Company repurchased 1,075,300 shares of its common stock, or 3% of the outstanding shares on December 31, 1998, at an aggregate cost of $25,092, or an average cost of $23.34 per share, under its stock repurchase program. No shares were repurchased during the third and fourth quarters of 1999. Since early 1997, 7,082,700 shares, or 15% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $188,513, equal to an average cost of $26.62 per share. Including shares repurchased in 1995, the Company has repurchased 32% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. In May 1999, an additional $100,000 share repurchase authorization was announced. As of December 31, 1999, $111,487 remained authorized for future share repurchases.

  Authorization of Preferred Stock

    In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to
(i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 1999, 1998 and 1997.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

    Beginning in 1997, the Company's catastrophe reinsurance program is augmented by a $100,000 equity and reinsurance agreement. The equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. Fees related to this equity put option were charged directly to additional paid-in capital.

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

  Director Stock Plan

    In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 1999, 1998 and 1997, 68,822 units, 48,689 units and 32,685 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

  Employee Stock Plan

    In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees ("Employee Stock Plan"). Shares of the Company's common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 1999 and 1998, 5,613 and 2,489 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future, and no units were outstanding as of December 31, 1997.

  Stock Options

    In 1991, the shareholders approved the 1991 Stock Incentive Plan (the "1991 Plan") and reserved 4 million shares of common stock for issuance under the 1991 Plan. Under the 1991 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options are exercisable in installments generally beginning in the first year from the date of grant and expiring 10 years from the date of grant.

    Changes in outstanding options and shares available for grant were as follows:

                                                                                  Options
                                  Weighted Average    Range of     --------------------------------------
                                    Option Price    Option Prices                 Vested and   Available
                                     per Share        per Share    Outstanding   Exercisable   for Grant
                                  ----------------  -------------  -----------   ------------  ----------
    At December 31, 1996........       $11.29       $ 9.00-$15.15   1,806,106      1,781,106   1,658,000
                                                                    ---------      ---------   ---------
      Granted...................       $22.87       $22.42-$27.46     224,400         56,100    (224,400)
      Vested....................                    $11.12-$12.03           -         15,000           -
      Exercised.................       $12.28       $ 9.00-$22.42    (731,924)      (731,924)          -
                                                                    ---------      ---------   ---------

    At December 31, 1997........       $12.73       $ 9.00-$27.46   1,298,582      1,120,282   1,433,600
                                                                    ---------      ---------   ---------
      Granted...................       $33.70       $29.21-$34.53     233,950         65,462    (233,950)
      Vested....................                    $11.12-$27.46           -         65,350           -
      Exercised.................       $12.79       $ 9.00-$33.87    (113,682)      (113,682)          -
      Canceled..................       $15.15              $15.15     (30,000)       (30,000)     30,000
                                                                    ---------      ---------   ---------

    At December 31, 1998........       $16.21       $ 9.00-$34.53   1,388,850      1,107,412   1,229,650
                                                                    ---------      ---------   ---------
      Granted...................       $21.42       $19.53-$25.63     484,600         68,689    (484,600)
      Vested....................                    $22.42-$34.53           -        115,142           -
      Exercised.................       $18.50       $15.15-$23.31     (17,363)       (17,363)          -
      Canceled..................       $29.07       $22.42-$33.87      (4,012)        (4,012)      4,012
                                                                    ---------      ---------   ---------

    At December 31, 1999........       $17.52       $ 9.00-$34.53   1,852,075      1,269,868     749,062
                                                                    =========      =========   =========

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

    As of December 31, 1999, the weighted average life of vested and exercisable options was 3.8 years and the weighted average price of such options was $14.70 per option. The weighted average prices of vested and exercisable options as of December 31, 1998 and 1997 were $12.84 and $11.05, respectively.

NOTE 6 - Income Taxes

    The federal income tax liabilities and recoverables included in other liabilities and other assets, respectively, in the consolidated balance sheets as of December 31, 1999, 1998 and 1997 were as follows:

                                                                             December 31,
                                                                    ------------------------------
                                                                      1999       1998       1997
                                                                    ---------  ---------  --------
    Current liability (asset).....................................  $ 19,006    $(2,971)  $(7,615)
    Deferred liability (asset)....................................   (20,435)    21,549    35,530

    Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The "temporary differences" that give rise to the deferred tax balances at December 31, 1999, 1998 and 1997 were as follows:

                                                                           December 31,
                                                                    ---------------------------
                                                                      1999      1998     1997
                                                                    --------   -------  -------
    Deferred tax assets
      Unrealized losses on securities.............................  $ 21,547   $     -  $     -
      Discounting of unpaid claims and
        claims expense tax reserves...............................     7,166     8,277    3,087
      Life insurance future policy benefit reserve revaluation....    17,195    21,346   19,282
      Unearned premium reserve reduction..........................    11,395    12,037   11,248
      Postretirement benefits other than pension..................     9,775     9,102    8,406
      Other, net..................................................     6,200     3,181      600
                                                                    --------   -------  -------
          Total gross deferred tax assets.........................    73,278    53,943   42,623
                                                                    --------   -------  -------
    Deferred tax liabilities
      Unrealized gains on securities..............................         -    30,867   33,473
      Amortization of intangible assets...........................    17,573    18,197   19,831
      Deferred policy acquisition costs...........................    35,270    26,428   24,849
                                                                    --------   -------  -------
          Total gross deferred tax liabilities....................    52,843    75,492   78,153
                                                                    --------   -------  -------
            Net deferred tax liability (asset)....................  $(20,435)  $21,549  $35,530
                                                                    ========   =======  =======

    Based on the Company's historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 6 - Income Taxes-(Continued)

    The components of federal income tax expense (benefit) were as follows:

                                                                Year Ended December 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------  --------   -------
    Current.................................................  $35,237  $ 42,844   $21,707
    Deferred................................................   13,612   (11,375)   10,874
                                                              -------  --------   -------
      Total tax expense before discontinued operations......  $48,849  $ 31,469   $32,581
                                                              =======  ========   =======

    Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

                                                                Year Ended December 31,
                                                              ---------------------------
                                                                1999      1998      1997
                                                              -------   -------   -------
    Expected federal tax on income
      from continuing operations............................  $32,674   $40,874   $41,873
    Add (deduct) tax effects of:
      Tax-exempt interest...................................   (4,293)   (3,706)   (3,310)
      Goodwill..............................................      566       566       566
      Acquisition related benefits and other, net...........      (98)   (6,265)   (6,548)
                                                              -------   -------   -------
    Income tax expense provided on income
      from continuing operations before provision
      for prior years' taxes................................   28,849    31,469    32,581
    Provision for prior years' taxes........................   20,000         -         -
                                                              -------   -------   -------
    Income tax expense provided on income
      from continuing operations............................  $48,849   $31,469   $32,581
                                                              =======   =======   =======

    As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during the last half of 1999, it appears that the Company may be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and the lack of progress in reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. None of the $20 million reserve was paid as of December 31, 1999. This reserve was a charge to net income in 1999.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

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

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 7 - Fair Value of Financial Instruments-(Continued)

    The carrying amounts and fair values of financial instruments at December 31, 1999, 1998 and 1997 consisted of the following:

                                                                          December 31,
                                             ----------------------------------------------------------------------
                                                      1999                    1998                    1997
                                             ----------------------  ----------------------  ----------------------
                                              Carrying      Fair      Carrying      Fair      Carrying      Fair
                                               Amount      Value       Amount      Value       Amount      Value
                                             ----------  ----------  ----------  ----------  ----------  ----------
    Financial Assets
      Investments
        Fixed maturities...................  $2,507,280  $2,507,280  $2,651,379  $2,651,379  $2,638,794  $2,638,794
        Short-term and other investments...     122,929     125,316     102,049     105,859     130,252     133,844
        Short-term investments,
          loaned securities collateral.....           -           -      87,392      87,392           -           -
                                             ----------  ----------  ----------  ----------  ----------  ----------
            Total investments..............   2,630,209   2,632,596   2,840,820   2,844,630   2,769,046   2,772,638
      Cash.................................      22,848      22,848      12,044      12,044         353         353

    Financial Liabilities
      Policyholder account balances on
        interest-sensitive life contracts..      94,141      92,048      91,719      89,576      91,322      84,034
      Annuity contract liabilities.........   1,238,379   1,052,732   1,239,234   1,142,859   1,245,459   1,112,479
      Other policyholder funds.............     126,530     126,530     124,820     124,820     122,107     122,107
      Short-term debt......................      49,000      49,000      50,000      50,000      42,000      42,000
      Long-term debt.......................      99,677      89,613      99,637     101,525      99,599      99,580

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

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

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

    Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying financial statements are as follows:

                                                                              December 31,
                                                                   ----------------------------------
                                                                      1999        1998        1997
                                                                   ----------  ----------  ----------
    Statutory capital and surplus of insurance subsidiaries......  $ 387,081   $ 363,130   $ 355,357
    Increase (decrease) due to:
     Deferred policy acquisition costs...........................    130,192     101,658      85,883
     Difference in policyholder reserves.........................     (7,514)     (2,498)        334
     Goodwill....................................................     50,632      52,250      53,868
     Value of acquired insurance in force........................     51,436      48,805      54,108
     Liability for postretirement benefits, other than pensions..    (27,257)    (26,021)    (24,574)
     Investment market value
      adjustments on fixed maturities............................    (68,123)     98,842     103,256
     Difference in investment reserves...........................     27,726      33,733      27,994
     Federal income tax liability................................       (158)    (15,611)    (24,839)
     Liability for discontinued operations, net of tax benefits..          -           -      (2,031)
     Non-admitted assets and other, net..........................      6,552       5,054       3,301
     Shareholders' equity of parent company and
      non-insurance subsidiaries.................................     (1,748)    (13,082)     14,914
     Parent company short-term and long-term debt................   (148,677)   (149,637)   (141,599)
                                                                   ---------   ---------   ---------
      Shareholders' equity as reported herein....................  $ 400,142   $ 496,623   $ 505,972
                                                                   =========   =========   =========

                                                                         Year Ended December 31,
                                                                   ---------------------------------
                                                                      1999        1998        1997
                                                                   ---------   ---------   ---------
    Statutory net income of insurance subsidiaries...............  $  75,722   $  67,865   $  82,771
    Net loss of non-insurance companies..........................     (3,710)       (380)     (1,307)
    Interest expense.............................................     (9,722)     (9,487)     (9,412)
    Tax benefit of interest expense and other
     parent company current tax adjustments......................     (6,928)      2,893       7,565
                                                                   ---------   ---------   ---------
    Combined net income..........................................     55,362      60,891      79,617
    Increase (decrease) due to:
     Deferred policy acquisition costs...........................     14,612      18,408      15,952
     Policyholder benefits.......................................      7,681       1,852       2,527
     Federal income tax expense (benefit)........................     (3,090)      5,256      (6,888)
     Provision for prior years' taxes............................    (20,000)          -           -
     Amortization of intangible assets...........................       (215)     (6,921)    (10,662)
     Investment reserves.........................................     (7,931)      6,061       1,316
     Loss on group medical business, net of tax benefits.........       (376)      1,738       1,849
     Other adjustments, net......................................     (1,538)     (1,973)       (135)
                                                                   ---------   ---------   ---------
      Net income as reported herein..............................  $  44,505   $  85,312   $  83,576
                                                                   =========   =========   =========

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

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

    The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2000 without prior approval is approximately $75 million.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits

    All employees of the Company are covered by a defined contribution plan and are eligible to participate in the Supplemental Retirement Savings (401(k)) Plan. Certain employees also participate in a supplemental defined contribution plan. Employees hired on or before December 31, 1998 are also covered under a defined benefit plan, with certain employees covered under a supplemental defined benefit plan.

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

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

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

    Total pension and supplemental savings expense was $9,593, $9,471 and $8,885 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Defined Contribution Plan

    Pension benefits under the defined contribution plan were fully funded and investments were set aside in a trust fund. Contributions to employees' accounts under the defined contribution plan, which were expensed in the Company's statements of operations, and total plan assets were as follows:

                                            Year Ended December 31,
                                           -------------------------
                                             1999     1998     1997
                                           -------  -------  -------
    Contributions to employees accounts..  $ 5,814  $ 5,919  $ 5,645
    Total assets at the end of the year..   85,519   77,820   70,762

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

  Defined Benefit Plan and Supplemental Retirement Plans

    The following table summarizes both the funding status of the defined benefit and supplemental retirement pension plans at the end of each year and identifies the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

                                                                                                 Supplemental
                                                              Defined Benefit Plan             Retirement Plans
                                                        -------------------------------  ----------------------------
                                                                   December 31,                   December 31,
                                                        -------------------------------  ----------------------------
                                                          1999        1998       1997      1999      1998      1997
                                                        ---------  ---------  ---------  --------  --------  --------
    Change in benefit obligation:
      Benefit obligation at beginning of year.........   $49,446    $43,354    $39,365   $ 6,190   $ 5,606   $ 5,258
      Service cost....................................     1,816      1,563      1,724       353       341       263
      Interest cost...................................     3,351      3,081      2,938       616       382       363
      Actuarial (gain) loss...........................    (3,291)     5,058      1,925     1,913       (65)     (216)
      Benefits paid...................................    (4,040)    (3,610)    (2,598)     (297)      (74)      (62)
                                                         -------    -------    -------   -------   -------   -------
      Benefit obligation at end of year...............   $47,282    $49,446    $43,354   $ 8,775   $ 6,190   $ 5,606
                                                         =======    =======    =======   =======   =======   =======

    Change in plan assets:
      Fair value of plan assets at beginning of year..   $50,576    $46,097    $42,262   $     -   $     -   $     -
      Actual return on plan assets....................     6,430      8,089      6,433         -         -         -
      Employer contributions..........................         -          -          -       297        74        62
      Benefits paid...................................    (4,040)    (3,610)    (2,598)     (297)      (74)      (62)
                                                         -------    -------    -------   -------   -------   -------
      Fair value of plan assets at end of year........   $52,966    $50,576    $46,097   $     -   $     -   $     -
                                                         =======    =======    =======   =======   =======   =======

    Funded status.....................................   $ 5,684    $ 1,130    $ 2,743   $(8,775)  $(6,190)  $(5,606)
    Unrecognized net actuarial (gain) loss............    (3,941)     1,426        488       493    (1,255)   (1,418)
    Unrecognized prior service (asset) cost...........    (3,815)    (4,424)    (5,035)    2,268     2,582     2,895
                                                         -------    -------    -------   -------   -------   -------
    Accrued benefit cost included
      in the consolidated balance sheets..............    (2,072)    (1,868)    (1,804)   (6,014)   (4,863)   (4,129)
    Additional liability to recognize unfunded
      accumulated benefit obligation..................         -          -          -    (2,228)   (1,107)   (1,219)
                                                         -------    -------    -------   -------   -------   -------
    Accrued benefit cost..............................   $(2,072)   $(1,868)   $(1,804)  $(8,242)  $(5,970)  $(5,348)
                                                         =======    =======    =======   =======   =======   =======

    Amounts recognized in the statement of
      financial position consist of:
        Accrued benefit cost..........................   $(2,072)   $(1,868)   $(1,804)  $(6,014)  $(4,863)  $(4,129)
        Minimum liability.............................         -          -          -    (2,228)   (1,107)   (1,219)
        Intangible asset..............................         -          -          -     2,228     1,107     1,219
                                                         -------    -------    -------   -------   -------   -------
          Net amount recognized.......................   $(2,072)   $(1,868)   $(1,804)  $(6,014)  $(4,863)  $(4,129)
                                                         =======    =======    =======   =======   =======   =======

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

                                                                                     Supplemental
                                                    Defined Benefit Plan           Retirement Plans
                                                ----------------------------   -----------------------------
                                                  Year Ended December 31,       Year Ended December 31,
                                                ----------------------------   -----------------------------
                                                  1999      1998      1997        1999       1998      1997
                                                --------  --------  --------   ---------  ----------  ------
    Components of net periodic benefit cost:
      Service cost............................  $ 1,816   $ 1,563   $ 1,724      $  353     $ 341     $ 263
      Interest cost...........................    3,351     3,081     2,938         616       382       363
      Expected return on plan assets..........   (4,353)   (3,969)   (3,638)          -         -         -
      Amortization of prior service cost......     (610)     (611)     (610)        313       313       313
      Recognized net actuarial loss (gain)....        -         -         -         166      (228)     (139)
                                                -------   -------   -------      ------     -----     -----
    Net periodic benefit cost.................  $   204   $    64   $   414      $1,448     $ 808     $ 800
                                                =======   =======   =======      ======     =====     =====
    Weighted-average assumptions
      as of December 31:
        Discount rate.........................     8.00%     6.75%     7.25%       8.00%     6.75%     7.25%
        Expected return on plan assets........     8.75%     8.75%     8.75%          *         *         *
        Rate of salary increase...............     4.00%     4.00%     4.00%       4.00%     4.00%     4.00%

____________
* Not applicable.

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

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

    The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 1999, 1998 and 1997 reconciled with amounts recognized in the Company's statement of financial position:

                                                                         December 31,
                                                                -------------------------------
                                                                  1999       1998       1997
                                                                ---------  ---------  ---------
    Change in accumulated postretirement benefit obligation:
     Accumulated postretirement benefit
      obligation at beginning of year.........................  $ 34,257   $ 29,584   $ 25,153
     Changes during fiscal year
      Service cost............................................       628        552        845
      Interest cost...........................................     2,158      2,043      1,995
      Benefits paid...........................................    (1,768)    (1,231)    (1,265)
      Actuarial (gain) loss
       Change due to a change in assumptions..................    (5,615)     3,144        446
       Change due to demographic changes......................         -        165        219
       Valuation model enhancements...........................         -          -      2,191
                                                                --------   --------   --------
        Total actuarial (gain) loss...........................    (5,615)     3,309      2,856
                                                                --------   --------   --------
     Accumulated postretirement benefit
      obligation at end of year...............................  $ 29,660   $ 34,257   $ 29,584
                                                                ========   ========   ========

    Unfunded status...........................................  $(29,660)  $(34,257)  $(29,584)
    Unrecognized net loss from past
     experience different from that assumed...................     2,403      8,236      5,010
                                                                --------   --------   --------
      Accrued postretirement benefit cost.....................  $(27,257)  $(26,021)  $(24,574)
                                                                ========   ========   ========

                                                                    Year Ended December 31,
                                                                ------------------------------
                                                                  1999       1998       1997
                                                                --------   --------   --------
    Components of net periodic benefit cost:
     Service cost.............................................  $    628   $    552   $    845
     Interest cost............................................     2,158      2,043      1,995
     Amortization of prior (gains) losses.....................       218         83        122
                                                                --------   --------   --------
      Net periodic benefit cost...............................  $  3,004   $  2,678   $  2,962
                                                                ========   ========   ========

  Sensitivity Analysis

    A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

                                                                         December 31,
                                                                ------------------------------
                                                                  1999       1998       1997
                                                                --------   --------   --------
    Accumulated postretirement benefit obligation
      Effect of a one percentage point increase...............  $    864   $  1,379   $  2,038
      Effect of a one percentage point decrease...............      (743)    (1,351)    (1,907)

    Service and interest cost components of the net
      periodic postretirement benefit expense
        Effect of a one percentage point increase.............  $     75   $    203   $    198
        Effect of a one percentage point decrease.............       (60)      (177)      (185)

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

    The assumed net weighted annual average medical rates of increase in the per capita cost of covered benefits for participants in the plan who retired prior to January 1, 1994 were 6.1%, 6.3% and 6.8% as of December 31, 1999, 1998 and 1997, respectively. The net medical trend rates are 7.0% in 2000 grading down to 5.0% in 2004 and thereafter. For those participants retiring after December 31, 1993, benefits are provided at a level amount of $10.00 per month per year of employment. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8.00%, 6.75% and 7.25% at December 31, 1999, 1998 and 1997, respectively.

NOTE 10 - Reinsurance

    In the normal course of business, the insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

    The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the United States. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather, and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits, the purchase of catastrophe reinsurance, and the purchase of a catastrophe-linked equity put option and reinsurance agreement (also see Note 5).

    The total amounts of reinsurance recoverable on unpaid claims classified as assets and reported in other assets in the balance sheets were as follows:

                                                       December 31,
                                                 -------------------------
                                                  1999     1998     1997
                                                 -------  -------  -------
    Reinsurance Recoverables on Unpaid Claims
      Life and health..........................  $ 4,485  $ 3,890  $ 3,326
      Property and casualty
        State insurance facilities.............   45,222   35,988   25,968
        Other insurance companies..............   19,188   19,902   15,356
                                                 -------  -------  -------
          Total................................  $68,895  $59,780  $44,650
                                                 =======  =======  =======

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

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

                                              Ceded to    Assumed
                                     Gross      Other    from State
                                     Amount   Companies  Facilities    Net
                                    --------  ---------  ----------  --------
    Year ended December 31, 1999
      Premiums written............  $825,328    $23,891     $19,772  $821,209
      Premiums earned.............   599,949     25,308      20,487   595,128
      Benefits, claims and
        settlement expenses.......   435,605     39,183      19,764   416,186

    Year ended December 31, 1998
      Premiums written............   832,231     27,174      22,730   827,787
      Premiums earned.............   583,637     26,024      20,199   577,812
      Benefits, claims and
        settlement expenses.......   420,788     41,284      16,824   396,328

    Year ended December 31, 1997
      Premiums written............   775,964     23,535      18,890   771,319
      Premiums earned.............   542,605     22,572      22,679   542,712
      Benefits, claims and
        settlement expenses.......   371,220     34,365      22,586   359,441

    There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 1999. Past due reinsurance recoverables as of December 31, 1999 were not material.

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

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 12 - Supplementary Data on Cash Flows

    A reconciliation of net income to net cash provided by operating activities as presented in the consolidated statements of cash flows is as follows:

                                                               Year Ended December 31,
                                                           -------------------------------
                                                             1999       1998       1997
                                                           ---------  ---------  ---------
    Cash flows from operating activities
      Net income.........................................  $ 44,505   $ 85,312   $ 83,576
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Realized investment (gains) losses.............     7,969     (9,908)    (5,340)
          Depreciation and amortization..................    (1,013)     5,342     10,605
          Increase in insurance liabilities..............    76,401     74,900     61,837
          (Increase) decrease in premium receivables.....    11,357     (2,296)     4,083
          Increase in deferred policy acquisition costs..   (14,615)   (18,408)   (15,932)
          Increase in reinsurance recoverable............    (3,078)    (1,997)    (2,744)
          Increase (decrease) in federal
            income tax liabilities.......................    32,409     (6,731)   (24,735)
          Increase (decrease) in accrued loss
            on discontinued operations...................         -     (2,689)    (2,833)
          Other..........................................    (5,789)     5,241     (4,081)
                                                           --------   --------   --------
            Total adjustments............................   103,641     43,454     20,860
                                                           --------   --------   --------
              Net cash provided by operating activities..  $148,146   $128,766   $104,436
                                                           ========   ========   ========

NOTE 13 - Segment Information

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

    The accounting policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the Corporate and Other segment to the property and casualty, annuity and life segments, on a cost basis. Operating income is equal to income from continuing operations before realized investment gains and losses, after tax, the 1999 provision for prior years' taxes and the 1999 litigation settlement cost, after tax.

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 13 - Segment Information-(Continued)

    Summarized financial information for these segments is as follows:

                                                                               Year Ended December 31,
                                                                        ---------------------------------------
                                                                           1999         1998          1997
                                                                        -----------  -----------  -------------
    Insurance premiums and contract charges earned
      Property and casualty......................................       $  491,060   $  476,458     $  447,252
      Annuity....................................................           16,706       15,556         12,597
      Life.......................................................           87,618       85,798         82,863
      Intersegment eliminations..................................             (256)           -              -
                                                                        ----------   ----------     ----------
          Total..................................................       $  595,128   $  577,812     $  542,712
                                                                        ==========   ==========     ==========

    Net investment income
      Property and casualty......................................       $   37,012   $   38,900     $   41,702
      Annuity....................................................          105,224      107,698        113,135
      Life.......................................................           47,005       45,453         43,707
      Corporate and other........................................              319          761          1,487
      Intersegment eliminations..................................           (1,293)      (1,089)        (1,103)
                                                                        ----------   ----------     ----------
          Total..................................................       $  188,267   $  191,723     $  198,928
                                                                        ==========   ==========     ==========

    Net income
      Operating income
        Property and casualty....................................       $   39,537   $   53,282     $   61,319
        Annuity..................................................           27,320       23,048         19,301
        Life.....................................................           14,570       12,345         12,934
        Corporate and other, including interest expense..........          (10,712)      (9,803)        (9,968)
                                                                        ----------   ----------     ----------
          Total operating income.................................           70,715       78,872         83,586
      Realized investment gains (losses), after tax..............           (5,180)       6,440          3,471
      Litigation settlement, after tax...........................           (1,030)           -              -
      Provision for prior years' taxes...........................          (20,000)           -              -
                                                                        ----------   ----------     ----------
      Income from continuing operations..........................           44,505       85,312         87,057
      Discontinued operations:
        Loss on discontinuation..................................                -            -         (3,481)
                                                                        ----------   ----------     ----------
          Total..................................................       $   44,505   $   85,312     $   83,576
                                                                        ==========   ==========     ==========

    Amortization of intangible assets
      Value of acquired insurance in force
        Property and casualty....................................       $      719   $    1,032     $    1,032
        Annuity..................................................           (4,242)       1,996          5,563
        Life.....................................................            2,120        2,275          2,449
                                                                        ----------   ----------     ----------
          Subtotal...............................................           (1,403)       5,303          9,044
      Goodwill...................................................            1,618        1,618          1,618
                                                                        ----------   ----------     ----------
          Total..................................................       $      215   $    6,921     $   10,662
                                                                        ==========   ==========     ==========

                                                                                     December 31,
                                                                        --------------------------------------
                                                                           1999         1998           1997
                                                                        ----------   ----------     ----------
    Assets
      Property and casualty......................................       $  681,432   $  737,260     $  742,487
      Annuity....................................................        2,611,766    2,730,092      2,531,309
      Life.......................................................          840,594      863,864        777,488
      Corporate and other........................................          153,493       95,579        125,624
      Intersegment eliminations..................................          (33,439)     (31,315)       (44,996)
                                                                        ----------   ----------     ----------
          Total..................................................       $4,253,846   $4,395,480     $4,131,912
                                                                        ==========   ==========     ==========

                       HORACE MANN EDUCATORS CORPORATION

                       December 31, 1999, 1998 and 1997

                 (Dollars in thousands, except per share data)

NOTE 14 - Unaudited Interim Information

     Summary quarterly financial data is presented below.

                                                                      Three Months Ended
                                                     ---------------------------------------------------
                                                     December 31,   September 30,   June 30,   March 31,
                                                     ------------   -------------   --------   ---------
1999
----
Insurance premiums written and contract deposits...      $207,195        $208,305   $207,644    $198,065
Total revenues.....................................       199,780         195,433    190,182     190,031
Litigation settlement, after tax...................           (22)         (1,008)         -           -
Provision for prior years' taxes...................             -         (20,000)         -           -
Income (loss) from continuing operations...........        22,490          (5,458)    10,422      17,051
Net income (loss)..................................        22,490          (5,458)    10,422      17,051
Per share information
  Basic
    Realized investment gains (losses), after tax..      $   0.02        $  (0.01)  $  (0.09)   $  (0.05)
    Litigation settlement, after tax...............             -           (0.02)         -           -
    Provision for prior years' taxes...............             -           (0.48)         -           -
    Income (loss) from continuing operations.......          0.55           (0.13)      0.25        0.41
    Net income (loss)..............................          0.55           (0.13)      0.25        0.41
  Diluted
    Realized investment gains (losses), after tax..      $   0.01        $      -   $  (0.09)   $  (0.05)
    Litigation settlement, after tax...............             -           (0.02)         -           -
    Provision for prior years' taxes...............             -           (0.48)         -           -
    Income (loss) from continuing operations.......          0.54           (0.12)      0.25        0.40
    Net income (loss)..............................          0.54           (0.12)      0.25        0.40

1998
----
Insurance premiums written and contract deposits...      $211,082        $209,686   $210,065    $196,954
Total revenues.....................................       192,292         196,564    194,489     196,098
Income from continuing operations..................        22,271          24,934     15,648      22,459
Net income.........................................        22,271          24,934     15,648      22,459
Per share information
  Basic
    Realized investment gains (losses), after tax..      $  (0.05)       $   0.06   $   0.04    $   0.10
    Income from continuing operations..............          0.52            0.58       0.36        0.51
    Net income.....................................          0.52            0.58       0.36        0.51
  Diluted
    Realized investment gains (losses), after tax..      $  (0.05)       $   0.06   $   0.05    $   0.09
    Income from continuing operations..............          0.52            0.57       0.36        0.50
    Net income.....................................          0.52            0.57       0.36        0.50

1997
----
Insurance premiums written and contract deposits...      $207,485        $188,911   $195,053    $179,870
Total revenues.....................................       192,386         185,934    186,597     182,063
Income from continuing operations..................        25,284          21,477     20,896      19,400
Discontinued operations, after tax.................             -          (3,481)         -           -
Net income.........................................        25,284          17,996     20,896      19,400
Per share information
  Basic
    Realized investment gains, after tax...........      $   0.03        $   0.03   $   0.01    $   0.01
    Income from continuing operations..............          0.56            0.48       0.45        0.41
    Net income.....................................          0.56            0.40       0.45        0.41
  Diluted
    Realized investment gains, after tax...........          0.03            0.02       0.01        0.01
    Income from continuing operations..............          0.56            0.46       0.45        0.40
    Net income.....................................          0.56            0.39       0.45        0.40

                                                                      SCHEDULE I

                       HORACE MANN EDUCATORS CORPORATION

       SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                               December 31, 1999

                            (Dollars in thousands)

                                                                                   Amount
                                                                                  shown in
                                                                       Market     Balance
                   Type of Investments                 Cost(1)         Value       Sheet
                   -------------------                ----------     ----------  ----------
Fixed maturities:
 U.S. Government and U.S. Government agencies
  and authorities...................................  $  642,532     $  629,541  $  629,541
 States, municipalities and political subdivisions..     307,045        302,050     302,050
 Foreign government bonds...........................      21,875         21,987      21,987
 Public utilities...................................      11,904         11,848      11,848
 Other corporate bonds..............................   1,592,047      1,541,854   1,541,854
                                                      ----------     ----------  ----------

   Total fixed maturity securities..................   2,575,403     $2,507,280   2,507,280
                                                      ----------     ==========  ----------

Mortgage loans and real estate......................      17,550            xxx      17,550
Short-term investments..............................      45,082            xxx      45,082
Policy loans and other..............................      59,471            xxx      60,297
                                                      ----------                 ----------

   Total investments................................  $2,697,506            xxx  $2,630,209
                                                      ==========                 ==========

________________
(1) Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

                See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                                BALANCE SHEETS
                    As of December 31, 1999, 1998 and 1997
                 (Dollars in thousands, except per share data)

                                                                         1999           1998           1997
                                                                      ---------      ---------      ---------
                                               ASSETS

Investments and cash...........................................       $  21,734      $   5,580      $  19,271
Investment in subsidiaries.....................................         478,748        589,964        574,009
Other assets...................................................          51,417         53,989         57,911
                                                                      ---------      ---------      ---------

    Total assets...............................................       $ 551,899      $ 649,533      $ 651,191
                                                                      =========      =========      =========

                    LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Short-term debt................................................       $  49,000      $  50,000      $  42,000
Long-term debt.................................................          99,677         99,637         99,599
Other liabilities..............................................           3,080          3,053          3,043
                                                                      ---------      ---------      ---------

    Total liabilities..........................................         151,757        152,690        144,642
                                                                      ---------      ---------      ---------

Warrants, subject to redemption................................               -            220            577
                                                                      ---------      ---------      ---------

Preferred stock, $0.001 par value, authorized
  1,000,000 shares; none issued................................               -              -              -
Common stock, $0.001 par value, authorized 75,000,000
  shares; issued, 1999, 59,292,053; 1998, 59,274,690;
  1997, 59,161,008.............................................              59             59             59
Additional paid-in capital.....................................         333,892        336,686        340,564
Retained earnings..............................................         449,023        420,274        349,274
Accumulated other comprehensive income (loss) (net unrealized
  gains (losses) on fixed maturities and equity securities)....         (40,016)        57,327         62,167
Treasury stock, at cost, 1999, 18,258,896 shares; 1998,
  17,183,596 shares; 1997, 14,896,796 shares...................        (342,816)      (317,723)      (246,092)
                                                                      ---------      ---------      ---------
    Total shareholders' equity.................................         400,142        496,623        505,972
                                                                      ---------      ---------      ---------

    Total liabilities, redeemable securities
      and shareholders' equity.................................       $ 551,899      $ 649,533      $ 651,191
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                           STATEMENTS OF OPERATIONS

                            (Dollars in thousands)

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                  1999       1998      1997
                                                                ---------  --------  --------
Revenues
  Net investment income.......................................  $    318   $   759   $ 1,487
  Realized investment gains...................................       481     1,123       154
                                                                --------   -------   -------

      Total revenues..........................................       799     1,882     1,641
                                                                --------   -------   -------

Expenses
  Interest....................................................     9,722     9,487     9,412
  Amortization of goodwill....................................     1,618     1,618     1,618
  Other.......................................................     1,479       713       541
                                                                --------   -------   -------

      Total expenses..........................................    12,819    11,818    11,571
                                                                --------   -------   -------

Income (loss) from continuing operations before income taxes
  and equity in net earnings of subsidiaries..................   (12,020)   (9,936)   (9,930)
Income tax expense (benefit)..................................    (3,686)   (2,766)   (2,845)
                                                                --------   -------   -------
Income (loss) from continuing operations before equity
  in net earnings of subsidiaries.............................    (8,334)   (7,170)   (7,085)
Equity in net earnings of subsidiaries........................    52,839    92,482    94,142
                                                                --------   -------   -------
Income from continuing operations.............................    44,505    85,312    87,057
Discontinued operations:
  Loss on discontinuation, representing additional provision of $5,355 for operating losses during phase-out period,
    net of applicable income tax benefits of $1,874...........         -         -    (3,481)
                                                                --------   -------   -------
Net income....................................................  $ 44,505   $85,312   $83,576
                                                                ========   =======   =======



           See accompanying note to condensed financial statements.

                See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                           STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)

                                                                 Year Ended December 31,
                                                             -------------------------------
                                                               1999       1998       1997
                                                             ---------  ---------  ---------
Cash flows from operating activities
  Interest expense paid....................................  $ (9,523)  $ (9,309)  $ (9,276)
  Federal income taxes recovered...........................     6,901      5,672      1,391
  Cash dividends received from subsidiaries................    63,500     62,100    107,300
  Other, net...............................................       421      9,588     (7,208)
                                                             --------   --------   --------
      Net cash provided by operating activities............    61,299     68,051     92,207
                                                             --------   --------   --------

Cash flows from investing activities
  Net (increase) decrease in investments...................   (12,306)    18,039    (10,102)
                                                             --------   --------   --------
      Net cash (used in) provided by investing activities..   (12,306)    18,039    (10,102)
                                                             --------   --------   --------

Cash flows used in financing activities
  Purchase of treasury stock...............................   (25,093)   (71,631)   (91,790)
  Dividends paid to shareholders...........................   (15,756)   (14,312)   (12,971)
  Principal (payments) borrowings on Bank Credit Facility..    (1,000)     8,000      8,000
  Repurchase of common stock warrants......................    (2,426)    (4,959)         -
  Exercise of stock options................................       362      2,200     11,581
  Catastrophe-linked equity put option premium.............      (950)    (1,475)    (1,250)
                                                             --------   --------   --------
      Net cash used in financing activities................   (44,863)   (82,177)   (86,430)
                                                             --------   --------   --------

Net increase (decrease) in cash............................     4,130      3,913     (4,325)
Cash at beginning of period................................     3,913          0      4,325
                                                             --------   --------   --------

Cash at end of period......................................  $  8,043   $  3,913   $      0
                                                             ========   ========   ========



           See accompanying note to condensed financial statements.

                See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                    NOTE TO CONDENSED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997


    The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.



                See accompanying Independent Auditors' Report.

                                                    SCHEDULE III & VI (COMBINED)

                       HORACE MANN EDUCATORS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                            (Dollars in thousands)

                                                                         Discount,               Other
                                            Deferred    Future policy     if any,               policy     Premium
                                             policy       benefits,     deducted in            claims and  revenue/      Net
                                          acquisition    claims and      previous    Unearned   benefits   premium    investment
       Segment                               costs     claims expenses    column     premiums   payable     earned      income
       -------                            -----------  ---------------  -----------  --------  ----------  --------   ----------
Year Ended December 31, 1999
  Property and casualty..............        $ 16,705       $  299,803      $   0    $162,793    $      -  $491,060     $ 37,012
  Annuity............................          41,558        1,240,757        xxx           -     114,611    16,706      105,224
  Life...............................          71,929          629,889        xxx       8,052      11,919    87,618       47,005
  Other, including
   consolidating eliminations........             N/A              N/A        xxx         N/A         N/A      (256)        (974)
                                            ---------       ----------               --------    --------  --------     --------

     Total...........................        $130,192       $2,170,449        xxx    $170,845    $126,530  $595,128     $188,267
                                            =========       ==========               ========    ========  ========     ========

Year Ended December 31, 1998
  Property and casualty..............        $ 16,048       $  298,929      $   0    $172,474    $      -  $476,458     $ 38,900
  Annuity............................          25,818        1,240,987        xxx           -     111,754    15,556      107,698
  Life...............................          59,792          588,888        xxx       6,720      13,066    85,798       45,453
  Other, including
   consolidating eliminations........             N/A              N/A        xxx         N/A         N/A       N/A         (328)
                                            ---------       ----------               --------    --------  --------     --------
     Total...........................        $101,658       $2,128,804        xxx    $179,194    $124,820  $577,812     $191,723
                                            =========       ==========               ========    ========  ========     ========

Year Ended December 31, 1997
  Property and casualty..............        $ 15,230       $  310,632      $   0    $161,205    $    305  $447,252     $ 41,702
  Annuity............................          19,699        1,246,948        xxx           -     107,538    12,597      113,135
  Life...............................          50,954          553,981        xxx       5,791      14,264    82,863       43,707
  Other, including
   consolidating eliminations........             N/A              N/A        xxx         N/A         N/A       N/A          384
                                            ---------       ----------               --------    --------  --------     --------
     Total...........................        $ 85,883       $2,111,561        xxx    $166,996    $122,107  $542,712     $198,928
                                            =========       ==========               ========    ========  ========     ========


                                                         Claims and claims
                                            Benefits,    adjustment expense     Amortization                Paid
                                             claims      incurred related to    of deferred                claims
                                               and       --------------------     policy        Other     and claims
                                           settlement    Current       Prior    acquisition   operating   adjustment  Premiums
       Segment                              expenses      year         years       costs      expenses     expense    written
       -------                             ----------    -------      -------   -----------   ---------   ----------  --------
Year Ended December 31, 1999
  Property and casualty...............       $374,872   $379,455     $ (4,583)      $44,227    $ 54,453     $382,518  $495,075
  Annuity.............................         67,078        xxx          xxx         5,820       7,208          xxx       xxx
  Life................................         65,865        xxx          xxx         3,286      43,178          xxx       xxx
  Other, including
   consolidating eliminations.........            N/A        xxx          xxx          (292)     16,377          xxx       xxx
                                             --------                               -------    --------

     Total............................       $507,815        xxx          xxx       $53,041    $121,216          xxx       xxx
                                             ========                               =======    ========

Year Ended December 31, 1998
  Property and casualty..............        $354,381   $379,603     $(24,917)      $42,779    $ 51,699     $380,955  $487,727
  Annuity............................          71,996        xxx          xxx          (700)     16,558          xxx       xxx
  Life...............................          64,727        xxx          xxx         3,398      44,167          xxx       xxx
  Other, including
   consolidating eliminations........             N/A        xxx          xxx           N/A      13,657          xxx       xxx
                                             --------                               -------    --------
     Total...........................        $491,104        xxx          xxx       $45,477    $126,081          xxx       xxx
                                             ========                               =======    ========

Year Ended December 31, 1997
  Property and casualty..............        $320,834   $365,986     $(45,152)      $40,515    $ 49,012     $357,875  $458,088
  Annuity............................          76,486        xxx          xxx           100      19,373          xxx       xxx
  Life...............................          59,352        xxx          xxx         3,583      43,685          xxx       xxx
  Other, including
   consolidating eliminations........             N/A        xxx          xxx           N/A      14,402          xxx       xxx
                                             --------                               -------    --------
     Total...........................        $456,672        xxx          xxx       $44,198    $126,472          xxx       xxx
                                             ========                               =======    ========

--------------
N/A Not applicable.

                See accompanying Independent Auditors' Report.

                                                                     SCHEDULE IV

                       HORACE MANN EDUCATORS CORPORATION

                                  REINSURANCE

                             (Dollars in thousands)


   Column A                        Column B      Column C     Column D        Column E      Column F
                                                 Ceded to      Assumed                     Percentage
                                    Gross          Other      from State                   of Amount
                                    Amount       Companies    Facilities        Net      Assumed to Net
                                    ------       ---------    ----------     --------    --------------
Year ended December 31, 1999
 Life insurance in force........  $12,300,704     $783,527             -     $11,517,177              -
 Premiums
  Property and casualty.........  $   493,804     $ 23,231       $20,487     $   491,060            4.2%
  Annuity.......................       16,706            -             -          16,706              -
  Life..........................       89,695        2,077             -          87,618              -
  Other, including
    consolidating eliminations..         (256)           -             -            (256)             -
                                  -----------     --------      --------     -----------
     Total premiums.............  $   599,949     $ 25,308       $20,487     $   595,128            3.4%
                                  ===========     ========      ========     ===========



Year ended December 31, 1998
 Life insurance in force........  $11,798,613     $643,910             -     $11,154,703              -
 Premiums
  Property and casualty.........  $   480,447     $ 24,188       $20,199     $   476,458            4.2%
  Annuity.......................       15,556            -             -          15,556              -
  Life..........................       87,634        1,836             -          85,798              -
                                  -----------     --------      --------     -----------
     Total premiums.............  $   583,637     $ 26,024       $20,199     $   577,812            3.5%
                                  ===========     ========      ========     ===========



Year ended December 31, 1997
 Life insurance in force........  $11,187,925     $310,833             -     $10,877,092              -
 Premiums
  Property and casualty.........  $   445,468     $ 20,895       $22,679     $   447,252            5.1%
  Annuity.......................       12,597            -             -          12,597              -
  Life..........................       84,540        1,677             -          82,863              -
                                  -----------     --------      --------     -----------
     Total premiums.............  $   542,605     $ 22,572       $22,679     $   542,712            4.2%
                                  ===========     ========      ========     ===========


____________
NOTE: Premiums above include insurance premiums earned and contract charges earned.

                 See accompanying Independent Auditors' Report

================================================================================


                       HORACE MANN EDUCATORS CORPORATION





                                    EXHIBITS


                                       To


                                    FORM 10-K


                      For the Year Ended December 31, 1999




                                  VOLUME 1 OF 1



================================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Annual Report on Form 10-K for the year ended December 31, 1999. Management contracts and compensatory plans are indicated by an asterisk(*).


                                  EXHIBIT INDEX

                                                                                      Sequential
Exhibit                                                                                  Page
  No.                                   Description                                     Number
------                                  -----------                                   ----------
(3)  Articles of incorporation and bylaws:

     3.1 Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on October 6, 1989, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the Securities and Exchange Commission (the "SEC") on November 14,
               1996.

     3.1(a)    Certificate of Amendment to Restated Certificate of
               Incorporation of HMEC, filed with the Delaware Secretary of State on October 18, 1991, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1996, filed with the SEC on November 14, 1996.

     3.1(b)    Certificate of Amendment to Restated Certificate of
               Incorporation of HMEC, filed with the Delaware Secretary of State on August 23, 1995, incorporated by reference to Exhibit 3.3 to HMEC's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1996, filed with the SEC on November 14, 1996.

     3.1(c)    Certificate of Amendment to Restated Certificate of
               Incorporation of HMEC, filed with the Delaware Secretary of State on September 23, 1996, incorporated by reference to Exhibit 3.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1996, filed with the SEC on November 14, 1996.

     3.1(d)    Certificate of Amendment to Restated Certificate of
               Incorporation of HMEC, filed with the Delaware Secretary of State on June 5, 1998, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June
               30, 1998, filed with the SEC on August 13, 1998.

     3.2 Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No.
               33-53118) filed with the SEC on October 9, 1992.

     3.3 Bylaws of HMEC, incorporated by reference to Exhibit 4.6 to HMEC's Registration Statement on Form S-3 (Registration No.
               33-80059) filed with the SEC on December 6, 1995.

                                                                                      Sequential
Exhibit                                                                                  Page
  No.                                   Description                                     Number
------                                  -----------                                   ----------

(4)  Instruments defining the rights of security holders, including indentures:

     4.1       Indenture dated as of January 17, 1996, between HMEC and U.S.
               Trust Company of California, N.A. as trustee, with regard to HMEC's 6 5/8% Senior Notes Due 2006, incorporated by reference to
               Exhibit 4.4 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 13, 1996.

     4.1(a)    Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.1).

     4.2       Certificate of Designations for HMEC Series A Cumulative
               Preferred Stock (included in Exhibit 10.15).

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

     10.5*     Amended and restated Horace Mann Educators Corporation 1991
               Stock Incentive Plan.

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


                                                                                      Sequential
Exhibit                                                                                  Page
  No.                                   Description                                     Number
------                                  -----------                                   ----------
     10.6(a)*  Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit
               10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the SEC on August 13, 1999.

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

     10.11* Amended and Restated Employment Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

     10.11(a)* Amendment Agreement to the Amended and Restated Employment
               Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998 dated as of February 1, 2000.

     10.12*    Employment Agreement entered by and between HMEC and Louis G.
               Lower II as of December 31, 1999.

     10.13*    Separation Agreement entered by and between HMEC and Larry K.
               Becker as of March 21, 2000.

     10.14*    Letter of Employment entered by and between HMEC and Peter H.
               Heckman effective April 10, 2000.

                                                                                      Sequential
Exhibit                                                                                  Page
  No.                                   Description                                     Number
------                                  -----------                                   ----------

     10.15     Catastrophe Equity Securities Issuance Option Agreement
               (Catastrophe Equity Securities Issuance Option and Reinsurance
               Option Agreement) entered by and between HMEC and Centre
               Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31,
               1996, filed with the SEC on March 26, 1997.

     10.15(a)  Amendment effective February 15, 1997 to Catastrophe Equity
               Securities Issuance Option Agreement (Catastrophe Equity
               Securities Issuance Option and Reinsurance Option Agreement), incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly
               Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 15, 1998.

     10.15(b)  Amendment effective February 15, 1997 to Catastrophe Equity
               Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.12(b) to HMEC's Annual
               Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 31, 1999.

     10.15(c)  Amendment effective June 1, 1999 to Catastrophe Equity
               Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.1(c) to HMEC's Quarterly
               Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

(11) Statement regarding computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG LLP.

(27) Financial Data Schedule.
