Form 10-Q
period 2000-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2000-05-15
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2000
                                      OR
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

     As of April 30, 2000, 40,893,657 shares of Common Stock, par value $0.001 per share, were outstanding, net of 18,913,396 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION
                                   FORM 10-Q


                     FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

               Independent Auditors' Review Report..........................  1

               Consolidated Balance Sheets as of
                 March 31, 2000 and December 31, 1999.......................  2

               Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2000 and 1999.................  3

               Consolidated Statements of Changes in Shareholders' Equity
                 for the Three Months Ended March 31, 2000 and 1999.........  4

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2000 and 1999.................  5

               Notes to Consolidated Financial Statements...................  6

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................... 11

         Item 3. Quantitative and Qualitative Disclosures about Market Risk. 24

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders........ 24

         Item 6. Exhibits and Reports on Form 8-K........................... 24

SIGNATURES.................................................................. 25

                      INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP

KPMG LLP

Chicago, Illinois
May 4, 2000

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)


                                                                      March 31,      December 31,
                                                                         2000           1999
                                                                      ---------      ------------
                                             ASSETS
Investments
   Fixed maturities, available for sale, at market (amortized
      cost, 2000, $2,558,600; 1999, $2,575,403)..................    $2,495,713       $2,507,280
   Short-term and other investments..............................       155,071          122,929
                                                                     ----------       ----------
          Total investments......................................     2,650,784        2,630,209
Cash.............................................................        18,958           22,848
Accrued investment income and premiums receivable................        84,014           92,755
Value of acquired insurance in force and goodwill................        98,702          102,068
Deferred policy acquisition costs................................       131,251          130,192
Other assets.....................................................       146,819          144,061
Variable annuity assets..........................................     1,102,391        1,131,713
                                                                     ----------       ----------
          Total assets...........................................    $4,232,919       $4,253,846
                                                                     ==========       ==========

                  LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities............................    $1,225,003       $1,238,379
   Interest-sensitive life contract liabilities..................       452,722          443,309
   Unpaid claims and claim expenses..............................       297,590          309,604
   Future policy benefits........................................       178,897          179,157
   Unearned premiums.............................................       167,557          170,845
                                                                     ----------       ----------
          Total policy liabilities...............................     2,321,769        2,341,294
Other policyholder funds.........................................       126,611          126,530
Other liabilities................................................       130,285          110,698
Short-term debt..................................................        49,000           49,000
Long-term debt...................................................        99,688           99,677
Variable annuity liabilities.....................................     1,096,836        1,126,505
                                                                     ----------       ----------
          Total liabilities......................................     3,824,189        3,853,704
                                                                     ----------       ----------

Preferred stock..................................................             -                -
Common stock.....................................................            60               59
Additional paid-in capital.......................................       338,419          333,892
Retained earnings................................................       457,385          449,023
Accumulated other comprehensive income (loss)
   (net unrealized gains (losses) on fixed
   maturities and equity securities).............................       (38,353)         (40,016)
Treasury stock, at cost..........................................      (348,781)        (342,816)
                                                                     ----------       ----------
          Total shareholders' equity.............................       408,730          400,142
                                                                     ----------       ----------
             Total liabilities, redeemable
                securities, and shareholders' equity.............    $4,232,919       $4,253,846
                                                                     ==========       ==========



         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------
Insurance premiums written and contract deposits........   $194,512    $198,065
                                                           ========    ========
Revenues
   Insurance premiums and contract charges earned.......   $147,339    $146,244
   Net investment income................................     47,508      46,924
   Realized investment gains (losses)...................     (2,545)     (3,137)
                                                           --------    --------
     Total revenues.....................................    192,302     190,031
                                                           --------    --------
Benefits, losses and expenses
   Benefits, claims and settlement expenses.............    103,211     101,260
   Interest credited....................................     22,755      23,133
   Policy acquisition expenses amortized................     13,741      10,729
   Operating expenses...................................     29,205      25,736
   Amortization of intangible assets....................      2,401       1,707
   Interest expense.....................................      2,511       2,454
                                                           --------    --------
     Total benefits, losses and expenses................    173,824     165,019
                                                           --------    --------

Income before income taxes..............................     18,478      25,012
Income tax expense......................................      5,752       7,961
                                                           --------    --------
Net income..............................................   $ 12,726    $ 17,051
                                                           ========    ========
Net income per share
   Basic................................................   $   0.31    $   0.41
                                                           ========    ========
   Diluted..............................................   $   0.31    $   0.40
                                                           ========    ========
Weighted average number of shares
   and equivalent shares (in thousands)
     Basic..............................................     41,156      41,806
     Diluted............................................     41,325      42,319



         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)


                                                             Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                            2000           1999
                                                          ---------      ---------
Common stock
   Beginning balance..................................    $      59      $      59
   Options exercised, 2000, 515,000 shares;
     1999, 5,050 shares...............................            1              -
                                                          ---------      ---------
   Ending balance.....................................           60             59
                                                          ---------      ---------

Additional paid-in capital
   Beginning balance..................................      333,892        336,686
   Options exercised..................................        4,764             97
   Catastrophe-linked equity put option premium.......         (237)          (237)
                                                          ---------      ---------
   Ending balance.....................................      338,419        336,546
                                                          ---------      ---------

Retained earnings
   Beginning balance..................................      449,023        420,274
   Net income.........................................       12,726         17,051
   Cash dividends, 2000, $0.105 per share;
     1999, $0.0925 per share..........................       (4,364)        (3,856)
                                                          ---------      ---------
   Ending balance.....................................      457,385        433,469
                                                          ---------      ---------

Accumulated other comprehensive income (loss) (net
   unrealized gains (losses) on fixed maturities
   and equity securities)
     Beginning balance................................      (40,016)        57,327
     Increase (decrease) for the period...............        1,663        (22,346)
                                                          ---------      ---------
     Ending balance...................................      (38,353)        34,981
                                                          ---------      ---------

Treasury stock, at cost
   Beginning balance, 2000, 18,258,896 shares;
     1999, 17,183,596 shares..........................     (342,816)      (317,723)
   Purchase of 393,800 shares in 2000;
     589,700 shares in 1999 (See note 4)..............       (5,965)       (14,296)
                                                          ---------      ---------
   Ending balance, 2000, 18,652,696 shares;
     1999, 17,773,296 shares..........................     (348,781)      (332,019)
                                                          ---------      ---------

Shareholders' equity at end of period.................    $ 408,730      $ 473,036
                                                          =========      =========

Comprehensive income (loss)
   Net income.........................................    $  12,726      $  17,051
   Other comprehensive income (loss)..................        1,663        (22,346)
                                                          ---------      ---------
     Total............................................    $  14,389      $  (5,295)
                                                          =========      =========



          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)


                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  2000           1999
                                                                ---------      ---------
Cash flows from operating activities
   Premiums collected.......................................    $ 156,915      $ 157,177
   Policyholder benefits paid...............................     (117,889)      (113,493)
   Policy acquisition and other operating expenses paid.....      (43,214)       (44,609)
   Federal income taxes paid................................       (1,600)        (1,500)
   Investment income collected..............................       51,503         48,893
   Interest expense paid....................................       (4,123)        (4,067)
   Other....................................................       (1,149)          (697)
                                                                ---------      ---------
       Net cash provided by operating activities............       40,443         41,704
                                                                ---------      ---------

Cash flows used in investing activities
   Fixed maturities
     Purchases..............................................     (101,166)      (232,468)
     Sales..................................................       60,339        145,494
     Maturities.............................................       60,886         71,526
   Net cash received from (used for)
     short-term and other investments.......................      (32,128)         6,357
                                                                ---------      ---------
       Net cash provided by (used in) investing activities..      (12,069)        (9,091)
                                                                ---------      ---------

Cash flows used in financing activities
   Purchase of treasury stock...............................       (5,965)       (14,296)
   Dividends paid to shareholders...........................       (4,364)        (3,856)
   Principal borrowings on Bank Credit Facility.............            -          1,000
   Exercise of stock options................................        4,765             97
   Catastrophe-linked equity put option premium.............         (237)          (237)
   Annuity contracts, variable and fixed
     Deposits...............................................       48,216         51,260
     Maturities and withdrawals.............................      (84,665)       (51,555)
     Net transfer from (to) variable annuity assets.........       10,971        (11,443)
   Net increase (decrease) in life policy account balances..         (985)           291
                                                                ---------      ---------
       Net cash used in financing activities................      (32,264)       (28,739)
                                                                ---------      ---------

Net increase (decrease) in cash.............................       (3,890)         3,874

Cash at beginning of period.................................       22,848         12,044
                                                                ---------      ---------

Cash at end of period.......................................    $  18,958      $  15,918
                                                                =========      =========



         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999
                            (Dollars in thousands)



Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2000 and December 31, 1999 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 2000 and 1999.

     It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 1999 Form 10-K.

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

     Indebtedness outstanding was as follows:

                                                         March 31,    December 31,
                                                           2000           1999
                                                         ---------    ------------
     Short-term debt:
       $65,000 Bank Credit Facility, commitment to
         December 31, 2001.  (IBOR + 0.325%,
           6.6% as of March 31, 2000).................   $ 49,000      $ 49,000
     Long-term debt:
       6 5/8% Senior Notes, due January 15, 2006.
         Face amount less unaccrued discount
           of $312 and $323 (6.7% imputed rate).......     99,688        99,677
                                                         --------      --------
             Total....................................   $148,688      $148,677
                                                         ========      ========

Note 3 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                      Percent of
                                    Carrying Value            March 31, 2000
                              ------------------------    ----------------------
Rating of Fixed               March 31,   December 31,    Carrying     Amortized
Maturity Securities(1)          2000         1999          Value         Cost
---------------------         ---------   ------------   ----------   ----------
  AAA...................        47.0%         46.3%      $1,173,457   $1,195,150
  AA....................         7.5           7.7          188,236      188,251
  A.....................        20.1          20.2          500,410      509,363
  BBB...................        18.7          18.8          466,961      490,396
  BB....................         1.7           2.0           41,317       43,833
  B.....................         4.6           4.7          115,626      121,183
  CCC or lower..........         0.1             -            2,597        2,772
  Not rated(2)..........         0.3           0.3            7,109        7,652
                               -----         -----       ----------   ----------
    Total...............       100.0%        100.0%      $2,495,713   $2,558,600
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

(2) This category includes $1.1 million of publicly traded securities not currently rated by S&P or Moody's and $6.0 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 98.0% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Percent             Carrying
                                                    of Total              Value
                                            -------------------------    ----------
                                            March 31,    December 31,    March 31,
    Scheduled Maturity                        2000           1999          2000
    ------------------                      ---------    ------------   ----------
    Due in 1 year or less................      8.4%           7.0%      $  208,699
    Due after 1 year through 5 years.....     30.1           31.0          752,342
    Due after 5 years through 10 years...     30.4           31.5          759,616
    Due after 10 years through 20 years..     16.3           15.9          405,678
    Due after 20 years...................     14.8           14.6          369,378
                                             -----          -----       ----------
      Total..............................    100.0%         100.0%      $2,495,713
                                             =====          =====       ==========

     The Company loans fixed income securities to third parties, primarily major brokerage firms. However, there were no securities on loan at March 31, 2000 and December 31, 1999. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial

Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments. The corresponding liability is included in Other Liabilities in the Company's consolidated balance sheet.

Note 4 - Shareholders' Equity

  Share Repurchase Programs

     During the first three months of 2000, the Company repurchased 393,800 shares of its common stock, or 1% of the outstanding shares on December 31, 1999, at an aggregate cost of $5,965, or an average cost of $15.15 per share, under its stock repurchase program. Since early 1997, 7,476,500 shares, or 16% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $194,479, equal to an average cost of $26.01 per share. Including shares repurchased in 1995, the Company has repurchased 32% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. As of March 31, 2000, $105,521 remained authorized for future share repurchases.

Note 5 - Income Taxes

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during 1999, it appeared that the Company could be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and of reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. None of the $20 million reserve was paid as of March 31, 2000. This reserve was a charge to net income in 1999.

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


                                       Ceded to    Assumed
                              Gross      Other    from State
                              Amount   Companies  Facilities    Net
                             --------  ---------  ----------  --------
    Three months ended
        March 31, 2000
    -----------------------
    Premiums written.......  $195,990     $7,920      $6,442  $194,512
    Premiums earned........   148,743      5,762       4,358   147,339
    Benefits, claims and
      settlement expenses..   105,338      6,674       4,547   103,211

    Three months ended
        March 31, 1999
    -----------------------

    Premiums written.......  $199,382     $6,045      $4,728  $198,065
    Premiums earned........   147,645      6,078       4,677   146,244
    Benefits, claims and
      settlement expenses..   106,451      9,797       4,606   101,260

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 2000. These programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from property catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. The fee for the equity put is charged directly to additional paid-in capital. For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $0.5 million up to $20 million. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $0.5 million up to $2.5 million.

Note 7 - Segment Information

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

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                       2000         1999
                                                    ----------   ----------
Insurance premiums and contract charges earned
  Property and casualty..........................    $  120,428   $  120,986
  Annuity........................................         4,358        3,974
  Life...........................................        22,849       21,284
  Intersegment eliminations......................          (296)           -
                                                     ----------   ----------
     Total.......................................    $  147,339   $  146,244
                                                     ==========   ==========
Net investment income
  Property and casualty..........................    $    8,920   $    9,192
  Annuity........................................        26,177       26,484
  Life...........................................        12,373       11,505
  Corporate and other............................           339           33
  Intersegment eliminations......................          (301)        (290)
                                                     ----------   ----------
     Total.......................................    $   47,508   $   46,924
                                                     ==========   ==========
Net income
  Operating income
    Property and casualty.........................   $    9,057   $   10,475
    Annuity.......................................        5,387        5,871
    Life..........................................        2,977        4,827
    Corporate and other,
      including interest expense..................       (3,041)      (2,083)
                                                      ----------   ----------
        Total operating income....................       14,380       19,090
  Realized investment gains (losses), after tax...       (1,654)     ( 2,039)
                                                     ----------   ----------
      Total.......................................   $   12,726   $   17,051
                                                     ==========   ==========
Amortization of intangible assets
  Value of acquired insurance in force
    Property and casualty.........................   $        -   $      258
    Annuity.......................................        1,489          501
    Life..........................................          507          543
                                                     ----------   ----------
      Subtotal....................................        1,996        1,302
  Goodwill........................................          405          405
                                                     ----------   ----------
      Total.......................................   $    2,401   $    1,707
                                                     ==========   ==========

                                                      March 31,   December 31,
Assets                                                  2000         1999
                                                     ----------   -----------
  Property and casualty...........................   $  686,183   $  681,432
  Annuity.........................................    2,573,397    2,611,766
  Life............................................      853,910      840,594
  Corporate and other.............................      153,625      153,493
  Intersegment eliminations.......................      (34,196)     (33,439)
                                                     ----------   ----------
    Total.........................................   $4,232,919   $4,253,846
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

   . Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income, and regulations changing the relative tax advantages of the Company's life and annuity products to customers.

   . The Company's ability to maintain favorable claims-paying ability ratings.

   . Adverse changes in policyholder mortality and morbidity rates.

   . The resolution of legal proceedings and related matters.

Three Months Ended March 31, 2000 Compared With Three Months Ended March 31,
1999

  Insurance Premiums and Contract Charges

     In April 2000, the Company's management announced steps that are being taken to reenergize the Company's core business and accelerate growth of the Company's business and profits. These initiatives are intended to expand the Company's product lines within the personal lines insurance segment and make the Company's product development efforts more responsive to customer needs and preferences; grow and strengthen the agent force and make the Company's agents more productive by improving the products, tools and support the Company provides to them; broaden the Company's distribution options to complement and extend the reach of the Company's agent force; increase cross-selling and improve retention in the existing book of business; and expand the Company's penetration of targeted geographic areas and new segments of the educator market.

                Insurance Premiums Written and Contract Deposits

                                              Three Months Ended           Growth Over
                                                    March 31,              Prior Year
                                             --------------------      -----------------
                                              2000          1999       Percent   Amount
                                             ------        ------      -------   -------
    Automobile and property (voluntary)
      Before North Carolina settlement...    $115.6        $114.4      1.0%       $ 1.2
      North Carolina settlement..........      (1.7)            -                  (1.7)
                                             ------        ------                 -----
        Total............................     113.9         114.4     -0.4%        (0.5)
    Annuity deposits.....................      48.2          51.3     -6.0%        (3.1)
    Life.................................      29.1          27.8      4.7%         1.3
                                             ------        ------                 -----
        Subtotal - core lines before
          North Carolina settlement......     192.9         193.5     -0.3%        (0.6)
        Subtotal - core lines............     191.2         193.5     -1.2%        (2.3)
    Involuntary and other
      property & casualty................       3.3           4.6    -28.3%        (1.3)
                                             ------        ------                 -----
        Total............................    $194.5        $198.1     -1.8%       $(3.6)
                                             ======        ======                 =====

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                             Three Months Ended           Growth Over
                                                 March 31,                Prior Year
                                             ------------------      --------------------
                                               2000       1999       Percent       Amount
                                             -------    -------      -------       ------
    Automobile and property (voluntary)
      Before North Carolina settlement...    $117.0     $114.6          2.1%       $ 2.4
      North Carolina settlement..........      (1.7)         -                      (1.7)
                                             ------     ------                     -----
        Total............................     115.3      114.6          0.6%         0.7
    Annuity..............................       4.4        4.0         10.0%         0.4
    Life.................................      22.6       21.3          6.1%         1.3
                                             ------     ------                     -----
        Subtotal - core lines before
          North Carolina settlement......     144.0      139.9          2.9%         4.1
        Subtotal - core lines............     142.3      139.9          1.7%         2.4
    Involuntary and other
      property & casualty................       5.0        6.3                      (1.3)
                                             ------     ------                     -----
        Total............................    $147.3     $146.2          0.8%       $ 1.1
                                             ======     ======                     =====

     The property and casualty and life segments both experienced premium growth for the first three months of 2000 excluding the North Carolina settlement described below. Nonetheless, total insurance premiums written and contract deposits decreased 1.8% for the three months because of a decline in new annuity deposits. For the first three months of 2000, single premium and rollover annuity deposits declined significantly, ($2.5 million, or 20.4%), compared to the same period in 1999.

     The number of experienced agents in Horace Mann's exclusive agent force, 675, was down 2.3% at March 31, 2000, compared to a year ago. The number of new agents also declined, as newer agents were more adversely affected by the current highly competitive insurance environment. This was a significant factor in the 5.9% decline in the agent total, which stood at 1,033 at March 31, 2000. Modifications have been made to agent recruiting and the new agents' finance programs that management believes will have a positive impact on agent growth in the future.

     In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. Horace Mann's portion of the adverse settlement was $2.5 million pretax, comprised of $1.7 million premium refunds and $0.8 million interest charges. North Carolina is the Company's largest property and casualty state representing approximately 7 percent of total premiums.

     Total voluntary automobile and homeowners premium written growth was 1.0% for the first three months of 2000, excluding the effect of the North Carolina settlement. The average premium per homeowners policy and the number of homeowners policies in force both increased, while the number of automobile policies in force was slightly lower than year-earlier levels. Excluding the effect of the North Carolina settlement, automobile insurance premium decreased slightly ($0.4 million) compared to the first three months of last year, and homeowners premium increased 7.1% ($1.6 million). Nearly one-half of the property and casualty increase in premiums resulted from unit growth of 1.3%, bringing policies in force at March 31, 2000 to 874,000.

Compared to December 31, 1999, total property and casualty policies in force increased 2,000 with the entire increase attributable to homeowners insurance. The Company's average annual premium per policy for automobile and homeowners increased less than 1% and approximately 1.5%, respectively, compared to a year earlier. While automobile policies in force ended the quarter 3,000 policies below the March 31, 1999 level, the increase in average premium per automobile policy kept pace with loss cost experience.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, a slight decrease compared to the 12 months ended March 31, 1999. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance which offset improvement in the retention of homeowners policies.

     New annuity deposits decreased 6.0%, compared to the first three months of 1999. The decline was primarily attributable to a 20.4% decrease in new single premium deposits, compared to the first three months of 1999. The change in new annuity deposits also included a 1.5% decrease in scheduled deposits received. New deposits to variable mutual fund annuities decreased 4.5% and new deposits to fixed annuities were 9.0% lower than last year. Variable annuity accumulated funds on deposit at March 31, 2000 were $1.1 billion, $5.4 million less than a year ago, a 0.5% decrease. Variable annuity accumulated deposit retention decreased 4.5 percentage points over the 12 months to 87.8%. Fixed annuity cash value retention for the 12 months ended March 31, 2000 was 91.1%, 2.0 percentage points lower than the same period last year. Over the last 12 months, the number of annuity contracts outstanding increased 2.5%, or 3,000 contracts.

     Life premium growth was 4.7% for the first three months of 2000. The life insurance in force lapse ratio was 8.7% for the twelve months ended March 31, 2000, compared to 7.4% for the same period last year.

  Net Investment Income

     Investment income of $47.5 million for the first three months of 2000 increased 1.3%, or $0.6 million, (1.3% after tax) compared to the same period last year due to growth in the average investment portfolio. Average investments (excluding the securities lending collateral) increased 1.7% over the past 12 months. The average pretax yield on the investment portfolio was 7.0% (4.7% after tax) for the first three months of 2000 compared to a pretax yield of 7.1% (4.8% after tax) last year, a decrease of 10 basis points, or 3.4%. All of the investment income decrease in the annuity segment was offset by a reduction in interest credited to fixed annuity deposits. Excluding the cumulative impact of the use of cash in the share repurchase program since its initiation in 1997 from both periods, net investment income would have increased 1.6%, or $0.8 million, compared to $50.0 million in the first three months of 1999.

  Realized Investment Gains and Losses

     Net realized investment losses of $2.5 million for the three months ended March 31, 2000 were comparable to net realized investment losses of $3.1 million for the first quarter of 1999. For both periods, nearly all of the net realized gains and losses occurred in the fixed income portfolios.

   Benefits, Claims and Settlement Expenses

                                                  Three Months Ended            Growth Over
                                                       March 31,                Prior Year
                                                  ------------------        -------------------
                                                   2000        1999         Percent      Amount
                                                  ------      ------        -------      ------
     Property and casualty....................    $ 91.4      $ 91.6         (0.2%)      $(0.2)
     Life.....................................      11.8         9.7         21.6%         2.1
                                                  ------      ------                     ------
       Total..................................    $103.2      $101.3          1.9%       $ 1.9
                                                  ======      ======                     =====

     Property and casualty
       statutory loss ratio:
         Before catastrophe losses and
           North Carolina settlement..........      72.7%       73.8%                     -1.1%
         Before catastrophe losses............      73.7%       73.8%                     -0.1%
         After catastrophe losses and
           North Carolina settlement..........      75.9%       75.7%                      0.2%

     Property and casualty claims and settlement costs include an 18.2% increase in catastrophe losses compared to the first three months of 1999. Catastrophe losses were $2.6 million in the first quarter of 2000 and $2.2 million in the first quarter of 1999, an increase of 18.2%. More than offsetting the Company's higher catastrophe losses, the homeowners loss ratio excluding catastrophes of 79.0% improved nearly 3 percentage points compared to the first three months of 1999.

     For the first three months of 2000, the increase in the Company's average voluntary automobile insurance premium per policy kept pace with loss cost experience which produced a loss ratio of 69.8% excluding catastrophe losses and the effect of the North Carolina settlement. This favorable result reflected a number of operational changes, principally savings realized to date from new claims evaluation software that was fully installed by June 1999.

     Property and casualty results included continuation of favorable development of prior years reserves. Favorable development of property and casualty claims occurring in prior years, excluding involuntary business, was $2.4 million in the first three months of 2000, compared to $1.5 million for the same period in 1999. Favorable development of total property and casualty claims occurring in prior years was $2.0 million in the first three months of 2000, compared to $0.6 million for the same period in 1999.

     Life mortality was higher in the first three months of 2000 than in the same period in 1999. However, the largest single item included in the increase in life segment benefits resulted from positive experience last year on a small closed block of individual accident and health policies.

   Interest Credited to Policyholders

                       Three Months Ended          Growth Over
                           March 31,                Prior Year
                       ------------------      --------------------
                          2000       1999      Percent      Amount
                         -----      -----      -------     --------

     Annuity..........   $16.5      $17.2       -4.1%        $(0.7)
     Life.............     6.3        5.9        6.8%          0.4
                         -----      -----                    -----
       Total..........   $22.8      $23.1       -1.3%        $(0.3)
                         =====      =====                    =====

     Interest credited to fixed annuity contracts decreased as the fixed annuity average annual interest rate credited decreased 0.3 percentage points to 4.9% in the first three months of 2000, compared to the same period in 1999. In addition, the average accumulated deposits for the three months ended March 31, 2000 decreased slightly compared to the same period in 1999. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

   Operating Expenses

     For the first three months of 2000, operating expenses increased $3.5 million, or 13.6%, compared to last year. Current year expenses include a non-recurring charge of $0.8 million for interest on the North Carolina settlement. Current period expenses also include $0.7 million, or approximately $0.01 per share, attributable to the chief executive officer transition, and there will be a comparable charge in the second quarter of 2000. Operating expenses for the first three months of 1999 were somewhat lower than typical levels for the Company reflecting some timing items.

     The total corporate expense ratio on a statutory accounting basis excluding the impact of the North Carolina settlement was 22.8% for the three months ended March 31, 2000, 1.2 percentage points higher than the same period in 1999. The property and casualty expense ratio, the 12th lowest of the 100 largest property and casualty insurance groups for 1998 (the most recent industry ranking available), was 20.3% for the three months ended March 31, 2000 excluding the impact of the North Carolina settlement, compared to 19.5% last year. The increase in these expense ratios primarily reflects the modest level of premium growth, which was lower than the anticipated growth level, while statutory expenses increased 5.6%.

   Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first three months of 2000, the combined amortization of policy acquisition expenses and intangible assets of $16.1 million increased by $3.7 million, or 29.8%, compared to the same period in 1999.

     Amortization of intangible assets increased by $0.7 million to $2.4 million for the three months ended March 31, 2000, compared to $1.7 million for the same period in 1999, reflecting the higher level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"). Amortization of Annuity VIF for full year 1999 and 1998 was significantly reduced due to favorable experience in prior periods. The $1.0 million current period increase in Annuity VIF amortization is about equally attributed to the scheduled increase in amortization, the effect of recent experience and trends identified at December 31, 1999, and the effect of higher than expected annuity surrenders in the first three months of 2000. Assuming annuity surrenders return to expected levels, Annuity VIF amortization for full year 2000 and 2001 is expected to be $5.9 million (versus $4.6 million as scheduled at December 31, 1999) and $4.4 million, respectively. Annuity VIF amortization was ($4.2) million, $2.0 million and $5.6 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively. The negative Annuity VIF amortization in 1999 included a $6.2 million reduction due to recent experience and trends identified at December 31, 1999 partially offset by a $3.4 million increase in the amortization of annuity policy acquisition costs deferred after the 1989 acquisition of the Company. The amortization of the value of property and casualty business acquired in the 1989 acquisition of the Company was completed in the third quarter of 1999, amortization was $0.3 million for the first three months of 1999.

     Policy acquisition expenses amortized for the three months ended March 31, 1999 of $10.7 million were $3.0 million lower than the current period including a $1.9 million reduction recorded in 1999 to reflect favorable life mortality estimates which resulted in higher anticipated future gross profits.

  Income Tax Expense

     The effective income tax rate was 31.4% for the three months ended March 31, 2000, compared to 31.6% for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate
5.9 and 4.3 percentage points for the three months ended March 31, 2000 and 1999, respectively.

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during 1999, it appeared that the Company could be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and of reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. None of the $20 million reserve has been paid as of May 12, 2000. This reserve was a charge to net income in 1999 but was excluded from the determination of reported operating income.

  Operating Income

     For the first three months of 2000, operating income (net income before the after-tax impact of realized investment gains and losses) decreased 24.6%, or $4.7 million, and operating income per share on a diluted basis of $0.35 decreased 22.2%, or $0.10 per share.

     Two primary factors explain the difference in operating income between periods. The Company's portion of the adverse automobile insurance rate settlement in North Carolina, as described above, was $1.7 million after tax, or approximately $0.04 per share. In addition, operating income for the first three months of 1999 was favorably impacted by non-recurring items, primarily in the life segment, totaling approximately $0.04 per share.

     Operating income by segment was as follows:

                                                 Three Months Ended            Growth Over
                                                     March 31,                 Prior Year
                                                 ------------------       ---------------------
                                                  2000         1999       Percent        Amount
                                                 -----        -----       -------        ------
     Property & casualty
       Before catastrophe losses and
         North Carolina settlement.............  $12.4        $12.0          3.3%        $ 0.4
       Catastrophe losses, after tax...........    1.7          1.5         13.3%          0.2
       North Carolina settlement (including
         interest), after tax..................    1.7            -                        1.7
                                                 -----        -----                      -----
           Total including catastrophe
             losses and North Carolina
             settlement........................    9.0         10.5        -14.3%         (1.5)
     Annuity...................................    5.4          5.9         -8.5%         (0.5)
     Life......................................    3.0          4.9        -38.8%         (1.9)
     Corporate and other expense...............    1.4          0.6                        0.8
     Interest expense, after tax...............    1.6          1.6                          -
                                                 -----        -----                      -----
           Total...............................  $14.4        $19.1        -24.6%        $(4.7)
                                                 =====        =====                      =====
           Total before catastrophe
             losses and North Carolina
             settlement........................  $17.8        $20.6        -13.6%        $(2.8)
                                                 =====        =====                      =====

     Property and casualty
       statutory combined ratio:
         Before catastrophe losses and
           North Carolina settlement...........   93.0%        93.3%                      -0.3%
         Before catastrophe losses.............   94.3%        93.3%                       1.0%
         After catastrophe losses and
           North Carolina settlement...........   96.5%        95.2%                       1.3%

     Property and casualty segment operating income was lower than in the first three months of 1999 primarily due to an adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina. The Company's portion of this settlement, including interest, was $1.7 million after tax. Property and casualty segment earnings for the first three months of 2000 also were affected negatively by lower than expected business volume in the automobile line, and, less significantly, an 18.2% increase in catastrophe losses. During the first three months of 2000, the Company's increase in average voluntary automobile insurance premium kept pace with loss cost experience.

     The property and casualty combined ratio before catastrophes and the North Carolina settlement of 93.0% was 0.3 percentage points better than the first three months of 1999, reflecting improvement in both voluntary automobile results and homeowners results. Favorable development of property and casualty claims occurring in prior years (excluding involuntary business), was $1.6 million after tax in the first three months of 2000, compared to $1.0 million after tax for the same period in 1999. Favorable development of total property and casualty claims occurring in prior years was $1.3 million after tax in the first three months of 2000, compared to $0.4 million after tax for the same period in 1999.

     Annuity segment operating income was below the year-earlier total. Increases in both annuity interest rate spreads and contract fees in this year's first quarter were offset by higher expenses, primarily the increased amortization of the value of annuity business acquired in the 1989 acquisition of the Company which included the effect of higher than expected annuity surrenders during the first quarter of 2000. For the three months, the net interest margin increased 5.4% and fees and contract charges earned increased 10.0%. Variable annuity accumulated deposits were $1.1 billion at March 31, 2000, $5.4 million, or 0.5%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.3 billion was $12.4 million, or 0.9%, less than March 31, 2000.

     Life insurance earnings for the first three months of 1999 reflected lower expenses resulting from a decrease in the amortization of deferred policy acquisition costs to reflect favorable mortality estimates and positive experience on a small closed block of accident and health business. Excluding those items, first quarter 2000 life operating income was $0.6 million less than a year ago primarily as a result of higher mortality costs.

     The cummulative effect of the Company's share repurchase program, since initiation in 1997, reduced operating income by $2.2 million for the three months ended March 31, 2000, reflecting utilization of capital and the corresponding reduction of net investment income, but had no effect on earnings per share for the period due to the reduction in the number of shares outstanding.

   Net Income

                              Net Income Per Share, Diluted

                                                Three Months Ended         Growth Over
                                                    March 31,              Prior Year
                                                ------------------     -------------------
                                                  2000        1999     Percent      Amount
                                                ------      ------     -------      ------
     Operating income........................   $ 0.35      $ 0.45     -22.2%       $(0.10)
     Realized investment gains (losses)......    (0.04)      (0.05)     20.0%         0.01
                                                ------      ------                  ------
       Net income............................   $ 0.31      $ 0.40     -22.5%       $(0.09)
                                                ======      ======                  ======

     Net income, which includes realized investment gains and losses, for the first three months of 2000 decreased by 25.7% and net income per diluted share decreased by 22.5% compared to the same period in 1999, reflecting the $4.7 million decline in operating income. Net income also reflected $1.7 million of after tax realized investment losses for the first three months of 2000, compared to $2.0 million of after tax realized investment losses in the same period last year.

     Return on shareholders' equity based on operating income for the last 12 months was 16%. Based on net income, return on equity was 9% for the last 12 months.

Liquidity and Financial Resources

   Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At March 31, 2000, fixed income securities represented 94.1% of investments. Of the fixed income investment portfolio, 93.3% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was AA- at March 31, 2000.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.0 years at March 31, 2000 and 4.1 years at December 31, 1999. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

   Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Net cash provided by operating activities was comparable to the first three months of 1999. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries.

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

     For the first three months of 2000, receipts from annuity contracts decreased 6.0% primarily reflecting the reduced level of single premium deposits received. Annuity contract maturities and withdrawals increased $33.1 million, or 64.1%, compared to the same period last year due about equally to higher withdrawals from both the variable and fixed annuity options. Variable annuity deposit retention decreased 4.5 percentage points over the 12 months to 87.8%. Net transfers to variable annuity assets decreased $22.4 million compared to the same period last year reflecting a greater allocation of funds by customers to fixed annuities rather than variable annuities and the decrease in total annuity contract receipts. Retention of fixed annuity accumulated cash value was 91.1% for the 12 months ended March 31, 2000, 2.0 percentage points lower than the same period last year.

     Following the February 23, 2000 removal of the suspension of the Company's share repurchase program, during March the Company repurchased 393,800 shares of its common stock, or 1% of the shares outstanding on December 31, 1999, at an aggregate cost of $6.0 million, or an average cost of $15.15 per share, under its stock repurchase program. Repurchases in 2000 compare to 589,700 shares repurchased in the first three months of 1999 at an aggregate cost of $14.3 million. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. As of March 31, 2000, $105.5 million remained authorized for future share repurchases.

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

     The total capital of the Company was $557.4 million at March 31, 2000, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 25.0% of capital (excluding unrealized investment losses) at March 31, 2000 at the upper end of the Company's target operating range of 20% to 25%.

     Shareholders' equity was $408.7 million at March 31, 2000, including an unrealized loss in the Company's investment portfolio of $38.4 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $758.8 million and $18 7/16, respectively, at March 31, 2000. Book value per share was $9.93 at March 31, 2000, $10.86 excluding investment market value adjustments. At March 31, 1999, book value per share was $11.40, $10.56 excluding investment market value adjustments. The decrease over the 12 months was entirely due to unrealized investment gains and losses, the third quarter 1999 non-recurring charge for prior years' taxes and share repurchases. Excluding these items, book value per share increased 9.4% over the 12-month period.

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

     As of both March 31, 2000 and December 31, 1999, the Company had short-term debt of $49.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.6%, as of March 31, 2000. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the three months ended March 31, 2000 was 8.4x compared to 11.0x for the same period in 1999. The decline was primarily attributable to the North Carolina settlement recorded in the current period as well as the non-recurring favorable items included in operating income for the first three months of 1999.

     Total shareholder dividends were $4.4 million for the three months ended March 31, 2000. The Company has targeted a dividend payout ratio of approximately 15% to 20%. In November 1999, the Board of Directors authorized the eighth increase to the Company's quarterly dividend in the eight years since the Company's initial public offering in November 1991. The regular quarterly dividend increased by 13.5% to $0.105 per share.

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

     There have been no material changes during the first three months of 2000 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Form 10-K.

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

          (b) No reports on Form 8-K were filed by the Company during the first quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HORACE MANN EDUCATORS CORPORATION
                                          (Registrant)



Date       May 12, 2000                      /s/ Louis G. Lower II
    ---------------------------        ----------------------------------------

                                       Louis G. Lower II
                                          President and Chief Executive Officer



Date       May 12, 2000                      /s/ Larry K. Becker
    ---------------------------        ----------------------------------------

                                       Larry K. Becker
                                          Executive Vice President
                                          and Chief Financial Officer