Form 10-Q
period 2000-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2000-08-11
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2000
                                 OR
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

     As of July 31, 2000, 40,515,757 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION
                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                                       Page
                                                                                       ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Independent Auditors' Review Report....................................   1

               Consolidated Balance Sheets as of
                 June 30, 2000 and December 31, 1999..................................   2

               Consolidated Statements of Operations for the
                 Three and Six Months Ended June 30, 2000 and 1999....................   3

               Consolidated Statements of Changes in Shareholders' Equity
                 for the Six Months Ended June 30, 2000 and 1999......................   4

               Consolidated Statements of Cash Flows for the
                 Three and Six Months Ended June 30, 2000 and 1999....................   5

               Notes to Consolidated Financial Statements.............................   6

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................  12

          Item 3. Quantitative and Qualitative Disclosures about Market Risk..........  24

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders.................  25

          Item 6. Exhibits and Reports on Form 8-K....................................  26

SIGNATURES............................................................................  28

                      INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

        We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of June 30, 2000 and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

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




/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
July 31, 2000

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                     June 30,                 December 31,
                                                                                       2000                       1999
                                                                                    -----------               -----------
                                    ASSETS
Investments
    Fixed maturities, available for sale, at market (amortized
       cost, 2000, $2,584,099; 1999, $2,575,403)...........................         $ 2,507,064               $ 2,507,280
    Short-term and other investments.......................................              89,015                   122,929
    Short-term investments, loaned securities collateral...................             112,710                         -
                                                                                    -----------               -----------
          Total investments................................................           2,708,789                 2,630,209
Cash ......................................................................              30,628                    22,848
Accrued investment income and premiums receivable..........................              86,562                    92,755
Value of acquired insurance in force and goodwill..........................              96,566                   102,068
Deferred policy acquisition costs..........................................             134,987                   130,192
Other assets...............................................................             163,444                   144,061
Variable annuity assets....................................................           1,059,674                 1,131,713
                                                                                    -----------               -----------
          Total assets.....................................................         $ 4,280,650               $ 4,253,846
                                                                                    ===========               ===========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
    Fixed annuity contract liabilities.....................................         $ 1,217,181               $ 1,238,379
    Interest-sensitive life contract liabilities...........................             461,962                   443,309
    Unpaid claims and claim expenses.......................................             301,043                   309,604
    Future policy benefits.................................................             178,909                   179,157
    Unearned premiums......................................................             167,025                   170,845
                                                                                    -----------               -----------
          Total policy liabilities ........................................           2,326,120                 2,341,294
Other policyholder funds...................................................             123,257                   126,530
Other liabilities..........................................................             227,681                   110,698
Short-term debt............................................................              49,000                    49,000
Long-term debt.............................................................              99,699                    99,677
Variable annuity liabilities...............................................           1,054,458                 1,126,505
                                                                                    -----------               -----------
          Total liabilities................................................           3,880,215                 3,853,704
                                                                                    -----------               -----------
Preferred stock............................................................                   -                         -
Common stock...............................................................                  60                        59
Additional paid-in capital.................................................             338,181                   333,892
Retained earnings .........................................................             462,739                   449,023
Accumulated other comprehensive income (loss)
    (net unrealized gains (losses) on fixed
    maturities and equity securities)......................................             (47,167)                  (40,016)
Treasury stock, at cost....................................................            (353,378)                 (342,816)
                                                                                    -----------               -----------
          Total shareholders' equity.......................................             400,435                   400,142
                                                                                    -----------               -----------
              Total liabilities, redeemable
                 securities, and shareholders' equity......................         $ 4,280,650               $ 4,253,846
                                                                                    ===========               ===========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                         Three Months Ended             Six Months Ended
                                                                               June 30,                      June 30,
                                                                     ---------------------------      ----------------------
                                                                       2000             1999            2000          1999
                                                                       ----             ----            ----          ----
Insurance premiums written
    and contract deposits.......................................     $204,466          $207,644        $398,978      $405,709
                                                                     ========          ========        ========      ========
Revenues
    Insurance premiums and
       contract charges earned..................................     $150,590          $148,535        $297,929      $294,779
    Net investment income.......................................       47,601            46,983          95,109        93,907
    Realized investment gains (losses)..........................          204            (5,336)         (2,341)       (8,473)
                                                                     --------          --------        --------      --------
       Total revenues...........................................      198,395           190,182         390,697       380,213
                                                                     --------          --------        --------      --------

Benefits, losses and expenses
    Benefits, claims and settlement expenses....................      113,864           110,667         217,075       211,927
    Interest credited...........................................       22,755            22,882          45,510        46,015
    Policy acquisition expenses amortized.......................       13,577            13,023          27,318        23,752
    Operating expenses..........................................       29,222            24,494          58,427        50,230
    Amortization of intangible assets...........................        2,399             1,706           4,800         3,413
    Interest expense............................................        2,521             2,423           5,032         4,877
    Litigation settlement.......................................          100                 -             100             -
                                                                     --------          --------        --------      --------
       Total benefits, losses and expenses......................      184,438           175,195         358,262       340,214
                                                                     --------          --------        --------      --------

Income before income taxes......................................       13,957            14,987          32,435        39,999
Income tax expense..............................................        4,275             4,565          10,027        12,526
                                                                     --------          --------        --------      --------
Net income......................................................     $  9,682          $ 10,422        $ 22,408      $ 27,473
                                                                     --------          --------        --------      --------

Net income per share
    Basic ......................................................     $   0.24          $   0.25        $   0.55      $   0.66
                                                                     ========          ========        ========     =========
    Diluted.....................................................     $   0.23          $   0.25        $   0.54      $   0.65
                                                                     ========          ========        ========     =========

Weighted average number of shares
    and equivalent shares (in thousands)
       Basic....................................................       40,913            41,131          41,034        41,467
       Diluted..................................................       41,085            41,663          41,218        41,996


         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                 -------------------------------------
                                                                                     2000                     1999
                                                                                     ----                     ----
Common stock
    Beginning balance......................................................      $       59                $        59
    Options exercised, 2000, 515,000 shares;
       1999, 6,550 shares..................................................               1                          -
                                                                                 ----------                -----------
    Ending balance.........................................................              60                         59
                                                                                 ----------                -----------

Additional paid-in capital
    Beginning balance......................................................         333,892                    336,686
    Options exercised......................................................           4,764                        123
    Catastrophe-linked equity put option premium...........................            (475)                      (475)
                                                                                 ----------                -----------
    Ending balance.........................................................         338,181                    336,334
                                                                                 ----------                -----------

Retained earnings
    Beginning balance......................................................         449,023                    420,274
    Net income.............................................................          22,408                     27,473
    Cash dividends, 2000, $0.21 per share;
       1999, $0.185 per share..............................................          (8,692)                    (7,652)
                                                                                 ----------                -----------
    Ending balance.........................................................         462,739                    440,095
                                                                                 ----------                -----------

Accumulated other comprehensive income (loss) (net unrealized gains (losses) on fixed maturities and equity securities)
       Beginning balance...................................................         (40,016)                    57,327
       Increase (decrease) for the period..................................          (7,151)                   (57,490)
                                                                                 ----------                -----------
       Ending balance......................................................         (47,167)                      (163)
                                                                                 ----------                -----------

Treasury stock, at cost
    Beginning balance, 2000, 18,258,896 shares;
       1999, 17,183,596 shares.............................................        (342,816)                  (317,723)
    Purchase of 720,000 shares in 2000;
       1,075,300 shares in 1999 (See note 4)...............................         (10,562)                   (25,021)
                                                                                 ----------                -----------
    Ending balance, 2000, 18,978,896 shares;
       1999, 18,258,896 shares.............................................        (353,378)                  (342,744)
                                                                                 ----------                -----------

Shareholders' equity at end of period......................................      $  400,435                $   433,581
                                                                                 ==========                ===========

Comprehensive income (loss)
    Net income.............................................................      $   22,408                $    27,473
    Other comprehensive income (loss)......................................          (7,151)                   (57,490)
                                                                                 ----------                -----------
       Total  .............................................................      $   15,257                $   (30,017)
                                                                                 ==========                ===========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                      Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                 ----------------------------   --------------------------
                                                                    2000             1999          2000             1999
                                                                    ----             ----          ----             ----
Cash flows from operating activities
  Premiums collected.........................................    $ 154,401         $ 145,926    $ 311,316       $ 303,103
  Policyholder benefits paid.................................     (120,122)         (111,141)    (238,011)       (224,634)
  Policy acquisition and other operating expenses paid.......      (48,482)          (44,455)     (91,696)        (89,064)
  Federal income taxes paid..................................      (14,501)          (10,800)     (16,101)        (12,300)
  Investment income collected................................       45,798            44,148       97,301          93,041
  Interest expense paid......................................         (827)             (718)      (4,950)         (4,785)
  Other .....................................................       (1,535)            1,079       (2,684)            382
                                                                 ---------         ---------    ---------       ---------
      Net cash provided by operating activities..............       14,732            24,039       55,175          65,743
                                                                 ---------         ---------    ---------       ---------

Cash flows used in investing activities
  Fixed maturities
    Purchases................................................     (194,778)         (226,504)    (295,944)       (458,972)
    Sales  ..................................................       86,739           139,896      147,078         285,390
    Maturities...............................................       73,123            76,213      134,009         147,739
  Net cash received from (used for) short-term and other
    investments..............................................       66,212            12,970       34,084          19,327
                                                                 ---------         ---------    ---------       ---------
      Net cash provided by (used in) investing activities....       31,296             2,575       19,227          (6,516)
                                                                 ---------         ---------    ---------       ---------

Cash flows used in financing activities
  Purchase of treasury stock.................................       (4,597)          (10,725)     (10,562)        (25,021)
  Dividends paid to shareholders.............................       (4,328)           (3,796)      (8,692)         (7,652)
  Principal repayments on Bank Credit Facility...............            -            (2,000)           -          (1,000)
  Exercise of stock options..................................            -                26        4,765             123
  Catastrophe-linked equity put option premium...............         (238)             (238)        (475)           (475)
  Annuity contracts, variable and fixed
    Deposits.................................................       51,261            55,920       99,477         107,180
    Maturities and withdrawals...............................      (81,324)          (65,389)    (165,989)       (116,944)
    Net transfer from (to) variable annuity assets...........        6,158             2,308       17,129          (9,135)
  Net increase (decrease) in life policy account balances....       (1,290)              319       (2,275)            610
      Net cash used in financing activities..................    ---------         ---------    ---------       ---------
                                                                   (34,358)          (23,575)     (66,622)        (52,314)
                                                                 ---------         ---------    ---------       ---------

Net increase in cash.........................................       11,670             3,039        7,780           6,913

Cash at beginning of period..................................       18,958            15,918       22,848          12,044
                                                                 ---------         ---------    ---------       ---------

Cash at end of period........................................    $  30,628         $  18,957    $  30,628       $  18,957
                                                                 =========         =========    =========       =========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2000 and 1999
                            (Dollars in thousands)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2000 and December 31, 1999 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and six months ended June 30, 2000 and 1999.

     It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 1999 Form 10-K.

     The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

     Indebtedness outstanding was as follows:

                                                           June 30,     December 31,
                                                             2000           1999
                                                           --------     -----------
     Short-term debt:
        $65,000 Bank Credit Facility, commitment to
            December 31, 2001.  (IBOR + 0.325%,
            7.1% as of June 30, 2000)...................   $ 49,000       $ 49,000
     Long-term debt:
        6 5/8% Senior Notes, due January 15, 2006.
            Face amount less unaccrued discount
            of $301 and $323 (6.7% imputed rate)........     99,699         99,677
                                                           --------       --------
               Total....................................   $148,699       $148,677
                                                           ========       ========

Note 3 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                                     Percent of
                                                   Carrying Value                      June 30, 2000
                                            ---------------------------         ---------------------------
     Rating of Fixed                        June 30,       December 31,          Carrying        Amortized
     Maturity Securities(1)                   2000             1999                Value            Cost
     ----------------------                 --------      -------------         ----------       ----------
        AAA..............................     47.3%            46.3%            $1,185,824       $1,205,660
        AA...............................      6.8              7.7                170,055          171,767
        A................................     19.7             20.2                494,039          507,527
        BBB..............................     19.2             18.8                481,129          509,842
        BB...............................      3.1              2.0                 78,167           84,421
        B................................      3.5              4.7                 88,466           94,567
        CCC or lower.....................      0.1                -                  2,488            2,785
        Not rated(2).....................      0.3              0.3                  6,896            7,530
                                             -----            -----             ----------       ----------
            Total........................    100.0%           100.0%            $2,507,064       $2,584,099
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

(2) This category includes $0.9 million of publicly traded securities not currently rated by S&P or Moody's and $6.0 million of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 98.0% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     Percent                Carrying
                                                                     of Total                Value
                                                          ----------------------------     ----------
                                                           June 30,       December 31,      June 30,
     Scheduled Maturity                                      2000             1999            2000
     ------------------                                   ----------      ------------     ----------
     Due in 1 year or less.............................      8.2%             7.0%         $  205,342
     Due after 1 year through 5 years..................     29.9             31.0             750,514
     Due after 5 years through 10 years................     31.1             31.5             779,716
     Due after 10 years through 20 years...............     15.9             15.9             397,195
     Due after 20 years................................     14.9             14.6             374,297
                                                           -----            -----          ----------
        Total..........................................    100.0%           100.0%         $2,507,064
                                                           =====            =====          ==========

     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2000, fixed maturities with a fair value of $112,710 were on loan. There were no securities on loan at December 31, 1999. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments. The corresponding liability is included in Other Liabilities in the Company's consolidated balance sheet.

Note 4 - Shareholders' Equity

   Share Repurchase Programs

     During the first six months of 2000, the Company repurchased 720,000 shares of its common stock, or 2% of the outstanding shares on December 31, 1999, at an aggregate cost of $10,562, or an average cost of $14.67 per share, under its stock repurchase program. Since early 1997, 7,802,700 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $199,075, equal to an average cost of $25.51 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. As of June 30, 2000, $100,925 remained authorized for future share repurchases.

Note 5 - Income Taxes

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during 1999, it appeared that the Company could be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and of reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. None of the $20 million reserve was paid as of June 30, 2000. This reserve was a charge to net income in 1999.

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

                                                                              Ceded to          Assumed
                                                                Gross           Other         from State
                                                                Amount        Companies       Facilities          Net
                                                               --------       ---------       ----------          ---
     Three months ended
        June 30, 2000
     ------------------
     Premiums written..................................        $206,203         $8,666          $6,929         $204,466
     Premiums earned...................................         151,503          6,679           5,766          150,590
     Benefits, claims and
        settlement expenses............................         116,090          9,707           7,481          113,864

     Three months ended
        June 30, 1999
     ------------------

     Premiums written..................................        $209,563         $6,248          $4,329         $207,644
     Premiums earned...................................         150,270          6,412           4,677          148,535
     Benefits, claims and
        settlement expenses............................         115,599          9,216           4,284          110,667

     Six months ended
       June 30, 2000
     ----------------

     Premiums written..................................        $402,193        $16,586         $13,371         $398,978
     Premiums earned...................................         300,246         12,441          10,124          297,929
     Benefits, claims and
        settlement expenses............................         221,428         16,381          12,028          217,075

     Six months ended
       June 30, 1999
     ----------------

     Premiums written..................................        $408,945        $12,293          $9,057         $405,709
     Premiums earned...................................         297,915         12,490           9,354          294,779
     Benefits, claims and
        settlement expenses............................         222,050         19,013           8,890          211,927

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7.5 million per occurrence up to $80 million per occurrence in 2000. These programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from property catastrophes exceed the catastrophe reinsurance program coverage limit. The equity put provides a source of capital for up to $154 million of catastrophe losses, before tax benefits, above the reinsurance coverage limit. The fee for the equity put is charged directly to additional paid-in capital. For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $0.5 million up to $20 million. The Company also reinsures each property loss above a retention of $0.5 million up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above.

     The maximum individual life insurance risk retained by the Company is $0.2 million on any individual life and $0.1 million on each group life policy. Excess amounts are reinsured.

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

                                                                Three Months Ended                 Six Months Ended
                                                                    June 30,                           June 30,
                                                             -------------------------         ------------------------
                                                               2000             1999             2000             1999
                                                               ----             ----             ----             ----
     Insurance premiums and contract charges earned
            Property and casualty....................        $123,209         $122,127         $243,637        $243,113
            Annuity..................................           4,361            4,286            8,719           8,260
            Life.....................................          23,336           22,122           46,185          43,406
            Intersegment eliminations................            (316)               -             (612)              -
                                                             --------         --------         --------        --------
                  Total..............................        $150,590         $148,535         $297,929        $294,779
                                                             ========         ========         ========        ========
     Net investment income
        Property and casualty........................        $  8,867         $  9,199         $ 17,787        $ 18,391
        Annuity......................................          26,081           26,381           52,258          52,865
        Life.........................................          12,637           11,669           25,010          23,174
        Corporate and other..........................             315               62              654              95
        Intersegment eliminations....................            (299)            (328)            (600)           (618)
                                                             --------         --------         --------        --------
                  Total..............................        $ 47,601         $ 46,983         $ 95,109        $ 93,907
                                                             ========         ========         ========        ========
     Net income
        Operating income
            Property and casualty....................        $  2,909            5,918         $ 11,966        $ 16,393
            Annuity..................................           5,643            6,788           11,030          12,659
            Life.....................................           3,750            3,657            6,727           8,484
            Corporate and other, including interest
                expense..............................          (2,687)          (2,473)          (5,728)         (4,556)
                                                             --------         --------         --------        --------
                  Total operating income.............           9,615           13,890           23,995          32,980
        Realized investment gains (losses), after
                tax..................................             132           (3,468)          (1,522)         (5,507)
        Litigation settlement, after tax.............             (65)               -              (65)              -
                                                             --------         --------         --------        --------
                  Total..............................        $  9,682         $ 10,422         $ 22,408        $ 27,473
                                                             ========         ========         ========        ========
     Amortization of intangible assets
        Value of acquired insurance in force
            Property and casualty....................        $      -         $    258         $      -        $    516
            Annuity..................................           1,488              501            2,977           1,002
            Life.....................................             507              543            1,014           1,086
                                                             --------         --------         --------        --------
               Subtotal..............................           1,995            1,302            3,991           2,604
        Goodwill.....................................             404              404              809             809
                                                             --------         --------         --------        --------
                  Total..............................        $  2,399         $  1,706         $  4,800        $  3,413
                                                             ========         ========         ========        ========

                                                                                  June 30,                December 31,
     Assets                                                                         2000                      1999
                                                                                 ----------               ------------
        Property and casualty...........................................         $  687,176               $   681,432
        Annuity.........................................................          2,587,458                 2,611,766
        Life............................................................            894,667                   840,594
        Corporate and other.............................................            150,794                   153,493
        Intersegment eliminations.......................................            (39,445)                  (33,439)
                                                                                 ----------               -----------
               Total....................................................         $4,280,650               $ 4,253,846
                                                                                 ==========               ===========

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

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

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

               Insurance Premiums Written and Contract Deposits

                                                           Six Months Ended       Growth Over
                                                               June 30,           Prior Year
                                                           ----------------    -----------------
                                                            2000      1999     Percent    Amount
                                                           ------    ------    -------    ------
     Automobile and property (voluntary)
        Before North Carolina settlement...............    $234.6    $231.9      1.2%     $ 2.7
        North Carolina settlement......................      (1.7)        -                (1.7)
                                                           ------    ------               -----
            Total......................................     232.9     231.9      0.4%       1.0
     Annuity deposits..................................      99.5     107.2     -7.2%      (7.7)
     Life..............................................      59.7      58.0      2.9%       1.7
                                                           ------    ------               -----
            Subtotal - core lines before
               North Carolina settlement...............     393.8     397.1     -0.8%      (3.3)
            Subtotal - core lines......................     392.1     397.1     -1.3%      (5.0)
     Involuntary and other
        property & casualty............................       6.9       8.6    -19.8%      (1.7)
                                                           ------    ------               -----
            Total......................................    $399.0    $405.7     -1.7%     $(6.7)
                                                           ======    ======               =====

                Insurance Premiums and Contract Charges Earned
                (Excludes annuity and life contract deposits)


                                                                 Six Months Ended                 Growth Over
                                                                     June 30,                      Prior Year
                                                             -----------------------         ---------------------
                                                              2000              1999         Percent        Amount
                                                              ----              ----         -------        ------
     Automobile and property (voluntary)
        Before North Carolina settlement...............       $234.4          $230.6            1.6%          $ 3.8
        North Carolina settlement......................         (1.7)              -                           (1.7)
                                                              ------          ------                          -----
            Total......................................        232.7           230.6            0.9%            2.1
     Annuity...........................................          8.7             8.3            4.8%            0.4
     Life..............................................         45.6            43.4            5.1%            2.2
                                                              ------          ------                          -----
            Subtotal - core lines before
               North Carolina settlement...............        288.7           282.3            2.3%            6.4
            Subtotal - core lines......................        287.0           282.3            1.7%            4.7
     Involuntary and other property & casualty.........         10.9            12.5          -12.8%           (1.6)
                                                              ------          ------                          -----
            Total......................................       $297.9          $294.8            1.1%          $ 3.1
                                                              ======          ======                          =====

     The property and casualty and life segments both experienced premium growth for the first six months of 2000 excluding the North Carolina settlement described below. Nonetheless, total insurance premiums written and contract deposits decreased 1.7% for the six months because of a decline in new annuity deposits. For the first six months of 2000, single premium and rollover annuity deposits declined significantly, ($5.5 million, or 20.8%), compared to the same period in 1999.

     The number of experienced agents in Horace Mann's exclusive agent force, 672, was down 1.0% at June 30, 2000, compared to a year ago. The number of new agents also declined, as newer agents were more adversely affected by the current highly competitive insurance environment. This was a significant factor in the 6.1% decline in the agent total, which stood at 1,005 at June 30, 2000. Modifications have been made to agent recruiting and the new agents' finance programs that management believes will have a positive impact on agent growth in the future.

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

     Total voluntary automobile and homeowners premium written growth was 1.2% for the first six months of 2000, excluding the effect of the North Carolina settlement. The average premium per policy increased for both automobile and homeowners, as did the number of homeowners policies in force. The number of automobile policies in force was slightly lower than year-earlier levels. Excluding the effect of the North Carolina settlement, automobile insurance premium decreased slightly ($1.3 million, or 0.7%) compared to the first six months of last year, and homeowners premium increased 7.9% ($4.0 million). Nearly all of the property and casualty increase in premiums resulted from growth in average premium per policy. The Company's average annual premium per policy for automobile and homeowners increased less than 1% and approximately 2.5%, respectively, compared to a year earlier. Over the prior 12 months, unit growth was 1.0%, bringing policies in force at June 30, 2000 to 879,000. Compared to December 31, 1999, total property and casualty policies in force increased 7,000 with 6,000 policies of the increase attributable to homeowners insurance. While automobile policies in force ended the quarter 4,000 policies below the June 30, 1999 level, the increase in average premium per automobile policy kept pace with loss cost experience.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, a slight decrease compared to the 12 months ended June 30, 1999. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance which offset improvement in the retention of homeowners policies.

     New annuity deposits decreased 7.2%, compared to the first six months of 1999. The decline was primarily attributable to a 20.8% decrease in new single premium and rollover deposits, compared to the first six months of 1999. The change in new annuity deposits also included a 2.7% decrease in scheduled deposits received. New deposits to variable mutual fund annuities decreased 6.9% and new deposits to fixed annuities were 7.7% lower than last year. Variable annuity accumulated funds on deposit at June 30, 2000 were $1.1 billion, $139.4 million less than a year ago, an 11.6% decrease. Variable annuity accumulated deposit retention decreased 5.2 percentage points over the 12 months to 85.5%. Fixed annuity cash value retention for the 12 months ended June 30, 2000 was 89.5%, 3.5 percentage points lower than the same period last year. Over the last 12 months, the number of annuity contracts outstanding increased 1.6%, or 2,000 contracts.

     In May 2000, the Company introduced two additional variable annuity fund options. In September 2000, an additional 22 variable annuity fund options will be made available to the Company's customers, tripling the number of variable annuity fund options available and providing increased diversity of investment choices. At the same time, the Company's sales force will begin utilizing customized software to support the financial planning process. At June 30, 2000, approximately 80% of accumulated variable annuity funds on deposit were in the Company's Equity and Balanced mutual funds, and investment returns for these two funds have been less than their comparable Lipper average returns in recent periods.

     Life premium growth was 2.9% for the first six months of 2000, compared to the same period in 1999. The life insurance in force lapse ratio was 8.8% for the twelve months ended June 30, 2000, compared to 8.0% for the same period last year.

  Net Investment Income

     Investment income of $95.1 million for the first six months of 2000 increased 1.3%, or $1.2 million, (1.4% after tax) compared to the same period last year due to growth in the average investment portfolio. Average investments (excluding the securities lending collateral) increased 1.3%, compared to the first six months of 1999. The average pretax yield on the investment portfolio was 7.1% (4.8% after tax) for the first six months of 2000, equal to the same period last year. All of the investment income decrease in the annuity segment was offset by a reduction in interest credited to fixed annuity deposits. Excluding the cumulative impact of the use of cash in the share repurchase program since its initiation in 1997 from both periods, net investment income would have increased to $102.9 million for the first half of 2000, compared to $100.5 million in the first six months of 1999, an increase of 2.4%, or $2.4 million.

  Realized Investment Gains and Losses

     Net realized investment losses were $2.3 million for the six months ended June 30, 2000, compared to net realized investment losses of $8.5 million for the first six months of 1999. For both periods, nearly all of the net realized gains and losses occurred in the fixed income portfolios.

  Benefits, Claims and Settlement Expenses

                                                                   Six Months Ended                 Growth Over
                                                                       June 30,                      Prior Year
                                                                ---------------------           ---------------------
                                                                2000            1999            Percent        Amount
                                                                ----            ----            -------        ------
     Property and casualty.............................       $194.2           $191.0            1.7%            $3.2
     Life..............................................         22.9             20.9            9.6%             2.0
                                                              ------           ------                            ----
        Total..........................................       $217.1           $211.9            2.5%            $5.2
                                                              ======           ======                            ====

     Property and casualty statutory loss ratio:
            Before catastrophe losses and
               North Carolina settlement...............         75.4%            73.5%                            1.9%
            Before catastrophe losses..................         75.9%            73.5%                            2.4%
            After catastrophe losses and
               North Carolina settlement...............         79.7%            78.6%                            1.1%

     In the second quarter of 2000, the Company had a higher level of non-catastrophe property losses including: losses on lower value homes; non-catastrophe weather-related property claims; and greater-than-expected fire losses. The non-catastrophe property loss ratio was 91.4% in the second quarter of 2000, compared with 72.8% in the same period last year and 79.0% in the first quarter of 2000. The Company is addressing the factors that caused the increase in non-catastrophe property losses through aggressive pricing, underwriting and loss control initiatives. Management expects these actions to begin having an impact in the latter half of 2000, however, the full impact of these changes will not be realized until well into 2001. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     The increase in non-catastrophe property losses more than offset the Company's decline in catastrophe losses. Catastrophe losses were $9.2 million in the first six months of 2000 and $12.2 million in the first half of 1999, a decrease of 24.6%.

     For the first six months of 2000, the increase in the Company's average voluntary automobile insurance premium per policy kept pace with loss cost experience which produced a loss ratio of 71.7% excluding catastrophe losses and the effect of the North Carolina settlement. This favorable result reflected a number of operational changes, principally savings realized to date from new claims evaluation software that was fully installed by June 1999.

     Property and casualty results for the first six months of 2000 included continuation of favorable development of prior years reserves, with reserve releases somewhat less than prior year. Favorable development of property and casualty claims occurring in prior years, excluding involuntary business, was $2.7 million in the first six months of 2000, compared to $5.2 million for the same period in 1999. Favorable development of total property and casualty claims occurring in prior years was $2.3 million in the first six months of 2000, compared to $4.5 million for the same period in 1999.

     Life mortality was slightly lower in the first six months of 2000 than in the same period in 1999. The largest single item included in the increase in life segment benefits resulted from positive experience last year on a small closed block of individual accident and health policies.

  Interest Credited to Policyholders

                                      Six Months Ended    Growth Over
                                          June 30,         Prior Year
                                      ----------------  ----------------
                                       2000       1999  Percent   Amount
                                       ----       ----  -------   ------
     Annuity......................    $32.6      $34.0   -4.1%     $(1.4)
     Life.........................     12.9       12.0    7.5%       0.9
                                      -----      -----             -----
        Total.....................    $45.5      $46.0   -1.1%     $(0.5)
                                      =====      =====             =====

     Interest credited to fixed annuity contracts decreased as the fixed annuity average annual interest rate credited decreased 0.1 percentage points to 5.0% in the first six months of 2000, compared to the same period in 1999. In addition, the average accumulated deposits for the six months ended June 30, 2000 decreased 1% compared to the same period in 1999. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

  Operating Expenses

     For the first six months of 2000, operating expenses increased $8.3 million, or 16.5%, compared to last year. Current year expenses include a non-recurring charge of $0.8 million for interest on the North Carolina settlement. Current period expenses also include $1.9 million, or approximately $0.03 per share after tax benefits, attributable to the chief executive officer transition, and there will be an additional pension-related charge of approximately $0.01 per share in the second half of 2000.

     The total corporate expense ratio on a statutory accounting basis excluding the impact of the North Carolina settlement was 23.0% for the six months ended June 30, 2000, 2.0 percentage points higher than the same period in 1999. The property and casualty expense ratio, the 12th lowest of the 100 largest property and casualty insurance groups for 1998 (the most recent industry ranking available), was 20.3% for the six months ended June 30, 2000 excluding the impact of the North Carolina settlement, compared to 19.4% last year. The increase in these expense ratios primarily reflects the modest level of premium growth, which was lower than the anticipated growth level, while statutory expenses for the Company increased 8.5%.

  Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first six months of 2000, the combined amortization of policy acquisition expenses and intangible assets of $32.1 million increased by $4.9 million, or 18.0%, compared to the same period in 1999.

     Amortization of intangible assets increased by $1.4 million to $4.8 million for the six months ended June 30, 2000, compared to $3.4 million for the same period in 1999, reflecting the higher level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"). Amortization of Annuity VIF for full year 1999 and 1998 was significantly reduced due to favorable experience in prior periods. The $2.0 million current period increase in Annuity VIF amortization is about equally attributed to the scheduled increase in amortization, the effect of recent experience and trends identified at December 31, 1999, and the effect of higher than expected annuity surrenders in the first six months of 2000. Assuming annuity surrenders return to expected levels, Annuity VIF amortization for full year 2000 and 2001 is expected to be $5.9 million (versus $4.6 million as scheduled at December 31, 1999) and $4.4 million, respectively. Annuity VIF amortization was ($4.2) million, $2.0 million and $5.6 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively. The negative Annuity VIF amortization in 1999 included a $6.2 million reduction due to recent experience and trends identified at December 31, 1999 partially offset by a $3.4 million increase in the amortization of annuity policy acquisition costs deferred after the 1989 acquisition of the Company. The amortization of the value of property and casualty business acquired in the 1989 acquisition of the Company was completed in the third quarter of 1999; amortization was $0.5 million for the first six months of 1999.

     Policy acquisition expenses amortized for the six months ended June 30, 1999 of $23.8 million were $3.5 million lower than the current period including a $1.9 million reduction recorded in 1999 to reflect favorable life mortality estimates which resulted in higher anticipated future gross profits.

  Income Tax Expense

     The effective income tax rate was 30.9% for the six months ended June 30, 2000, compared to 31.3% for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.2 and 4.3 percentage points for the six months ended June 30, 2000 and 1999, respectively.

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during 1999, it appeared that the Company could be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question. While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and of reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. None of the $20 million reserve has been paid as of August 11, 2000. This reserve was a charge to net income in 1999 but was excluded from the determination of reported operating income.

  Operating Income

     For the first six months of 2000, operating income (net income before the after-tax impact of realized investment gains and losses and non-recurring charges) decreased 27.3%, or $9.0 million, and operating income per share on a diluted basis of $0.58 decreased 26.6%, or $0.21 per share.

     Operating income for the first six months of 2000 was affected adversely by two items. In the second quarter of 2000, there was a higher level of non-catastrophe property losses including: losses on lower value homes; non-catastrophe weather-related property claims; and greater-than-expected fire losses. And, the Company's portion of the adverse automobile insurance rate settlement in North Carolina, as described above, of $1.7 million after tax, or approximately $0.04 per share, was recorded in the first quarter of 2000. In addition, comparisons to operating income for the first six months of 1999 were adversely impacted by non-recurring items in the first quarter of 1999, primarily in the life segment, totaling approximately $0.04 per share.

     Operating income by segment was as follows:


                                                                 Six Months Ended                     Growth Over
                                                                      June 30,                         Prior Year
                                                              ----------------------           ------------------------
                                                              2000              1999           Percent           Amount
                                                              ----              ----           -------           ------
     Property & casualty
        Before catastrophe losses and
            North Carolina settlement.....................   $19.6             $24.3           -19.3%            $(4.7)
        Catastrophe losses, after tax.....................    (6.0)             (7.9)          -24.1%              1.9
        North Carolina settlement (including
            interest), after tax..........................    (1.7)                -                              (1.7)
                                                             -----             -----                             -----
               Total including catastrophe
                  losses and North Carolina
                  settlement..............................    11.9              16.4           -27.4%             (4.5)
     Annuity   ...........................................    11.0              12.7           -13.4%             (1.7)
     Life.................................................     6.8               8.5           -20.0%             (1.7)
     Corporate and other expense..........................    (2.4)             (1.4)                             (1.0)
     Interest expense, after tax..........................    (3.3)             (3.2)                             (0.1)
                                                             -----             -----                             -----
               Total......................................   $24.0             $33.0           -27.3%            $(9.0)
                                                             =====             =====                             =====
               Total before catastrophe
                  losses and North Carolina
                  settlement..............................   $31.7             $40.9           -22.5%            $(9.2)
                                                             =====             =====                             =====

     Property and casualty statutory combined ratio:
        Before catastrophe losses and
            North Carolina settlement.....................    95.7%             92.9%                              2.8%
        Before catastrophe losses.........................    96.4%             92.9%                              3.5%
        After catastrophe losses and
            North Carolina settlement.....................   100.2%             98.0%                              2.2%

     Property and casualty segment operating income was lower than in the first six months of 1999 primarily due to a higher level of non-catastrophe property losses and an adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina. The Company's portion of this settlement, including interest, was $1.7 million after tax. Property and casualty segment earnings for the first six months of 2000 also were affected negatively by lower than expected business volume in the automobile line partially offset by a $1.9 million decrease in after tax catastrophe losses. During the first six months of 2000, the Company's increase in average voluntary automobile insurance premium kept pace with loss cost experience.

     The property and casualty combined ratio before catastrophes and the North Carolina settlement of 95.7% was 2.8 percentage points higher than the first six months of 1999, primarily reflecting the higher level of non-catastrophe property losses. Favorable development of property and casualty claims occurring in prior years (excluding involuntary business), was $1.8 million after tax in the first six months of 2000, compared to $3.4 million after tax for the same period in 1999. Favorable development of total property and casualty claims occurring in prior years was $1.5 million after tax in the first six months of 2000, compared to $2.9 million after tax for the same period in 1999.

     Annuity segment operating income was below the year-earlier total. Increases in both annuity interest rate spreads and contract fees in the first six months of 2000 were offset by higher expenses, primarily the increased amortization of the value of annuity business acquired in the 1989 acquisition of the Company which included the effect of higher than expected annuity surrenders during the first half of 2000. For the six months, the net interest margin increased 3.7% and fees and contract charges earned increased 4.8%. Variable annuity accumulated deposits were $1.1 billion at June 30, 2000, $139.4 million, or 11.6%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.3 billion was $27.8 million, or 2.0%, less than June 30, 2000.

     Life insurance earnings for the first six months of 1999 reflected lower expenses resulting from a decrease in the amortization of deferred policy acquisition costs to reflect favorable mortality estimates and positive experience on a small closed block of accident and health business. Excluding those items, first quarter 2000 life operating income was comparable to a year ago. Mortality costs for the first six months of 2000 were slightly lower than the same period last year.

     The cumulative effect of the Company's share repurchase program, since initiation in 1997, reduced operating income by $5.1 million for the six months ended June 30, 2000, reflecting utilization of capital and the corresponding reduction of net investment income, and reduced earnings per share by $0.02 for the period including the reduction in the number of shares outstanding. The negative effect on earnings per share is due to the lower level of earnings in 2000.

  Net Income

                         Net Income Per Share, Diluted

                                             Six Months Ended    Growth Over
                                                 June 30,         Prior Year
                                             ----------------  ----------------
                                               2000    1999    Percent  Amount
                                               ----    ----    -------  -------
  Operating income..........................  $ 0.58  $ 0.79    -26.6%  $(0.21)
  Realized investment gains (losses)........   (0.04)  (0.14)             0.10
  Litigation settlement.....................       -       -
                                              ------  ------            ------
     Net income.............................  $ 0.54  $ 0.65    -16.9%  $(0.11)
                                              ======  ======            ======

     Net income, which includes realized investment gains and losses and non-recurring charges, for the first six months of 2000 decreased by 18.5% and net income per diluted share decreased by 16.9% compared to the same period in 1999, reflecting the $9.0 million decline in operating income. Net income also reflected $1.5 million of after tax realized investment losses for the first six months of 2000, compared to $5.5 million of after tax realized investment losses in the same period last year. During the second quarter of 2000, all remaining suits that had been filed in Alabama related to life insurance policies were settled at a cost of $0.1 million after tax and after receipt of insurance proceeds.

     Return on shareholders' equity based on operating income for the last 12 months was 15%. Based on net income, return on equity was 10% for the last 12 months.

Liquidity and Financial Resources

  Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At June 30, 2000, fixed income securities represented 96.6% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.0% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was AA-at June 30, 2000.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.1 years at both June 30, 2000 and December 31, 1999. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was approximately $10 million less than the first six months of 1999.

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

     For the first six months of 2000, receipts from annuity contracts decreased 7.2% primarily reflecting the reduced level of single premium and rollover deposits received. Annuity contract maturities and withdrawals increased $49.1 million, or 42.0%, compared to the same period last year due about equally to higher withdrawals from both the variable and fixed annuity options. Variable annuity deposit retention decreased 5.2 percentage points over the 12 months to 85.5%. Net transfers to variable annuity assets decreased $26.3 million compared to the same period last year reflecting a greater allocation of funds by customers to fixed annuities rather than variable annuities and the decrease in total annuity contract receipts. Retention of fixed annuity accumulated cash value was 89.5% for the 12 months ended June 30, 2000, 3.5 percentage points lower than the same period last year.

     Following the February 23, 2000 removal of the suspension of the Company's share repurchase program through June 30, 2000, the Company repurchased 720,000 shares of its common stock, or 2% of the shares outstanding on December 31, 1999, at an aggregate cost of $10.6 million, or an average cost of $14.67 per share, under its stock repurchase program. Repurchases in 2000 compare to 1,075,300 shares repurchased in the first six months of 1999 at an aggregate cost of $25.0 million. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. As of June 30, 2000, $100.9 million remained authorized for future share repurchases.

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

     The total capital of the Company was $549.1 million at June 30, 2000, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 24.9% of capital (excluding unrealized investment losses) at June 30, 2000 at the upper end of the Company's target operating range of 20% to 25%.

     Shareholders' equity was $400.4 million at June 30, 2000, including an unrealized loss in the Company's investment portfolio of $47.2 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $612.4 million and $15, respectively, at June 30, 2000. Book value per share was $9.81 at June 30, 2000, $10.97 excluding investment market value adjustments. At June 30, 1999, book value per share was $10.57, both including and excluding investment market value adjustments. The decrease over the 12 months was entirely due to unrealized investment gains and losses, the third quarter 1999 non-recurring charge for prior years' taxes and share repurchases. Excluding these items, book value per share increased 9% over the 12-month period.

     In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (A-), Fitch, Inc. (formerly Duff & Phelps Credit Rating Co.)
(A), and Moody's Investors Service, Inc. ("Moody's") (Baa1) and are traded on the New York Stock Exchange (HMN 6 5/8).

     As of both June 30, 2000 and December 31, 1999, the Company had short-term debt of $49.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 7.1%, as of June 30, 2000. The commitment for the Bank Credit Facility terminates on December 31, 2001.

     The Company's ratio of earnings to fixed charges for the six months ended June 30, 2000 was 7.5x compared to 9.2x for the same period in 1999. The decline was primarily attributable to the increase in non-catastrophe property losses and the North Carolina settlement recorded in the current period as well as the non-recurring favorable items included in operating income for the first six months of 1999.

     Total shareholder dividends were $8.7 million for the six months ended June 30, 2000. In November 1999, the Board of Directors authorized the eighth increase to the Company's quarterly dividend in the eight years since the Company's initial public offering in November 1991. The regular quarterly dividend increased by 13.5% to $0.105 per share.

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

     There have been no material changes during the first six months of 2000 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Form 10-K.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk

          The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-Q.

                          PART II: OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Shareholders held on May 25,
2000, 34,169,811 shares of Common Stock were represented and entitled to vote. The results of the matters submitted to a vote of security holders are shown in the table below.

                                                 Votes        Votes
                                                  For        Against    Abstentions
                                               ----------   ---------   -----------
Election of the following nominees to hold
the office of Director until the next
Annual Meeting of Shareholders and until
their respective successors have been duly
elected and qualified:

          William W. Abbott                    32,947,570   1,222,241        -
          Dr. Emita B. Hill                    33,127,620   1,042,191        -
          Donald E. Kiernan                    33,127,620   1,042,191        -
          Louis G. Lower II                    33,090,025   1,079,786        -
          Jeffrey L. Morby                     32,947,570   1,222,241        -
          Shaun F. O'Malley                    33,127,620   1,042,191        -
          Charles A. Parker                    32,947,570   1,222,241        -
          Ralph S. Saul                        32,947,190   1,222,621        -
          William J. Schoen                    33,127,620   1,042,191        -

Approval of an amendment to the Company's
Certificate of Incorporation provision
which requires the retirement of any
Director who is 72 or more years of age
following the completion of his or her
then current term in office. The amendment
permits Ralph S. Saul, who has served as a
member of the Board of Directors, to be
eligible for re-election to the Board of
Directors at the Annual Meeting of
Shareholders held on May 25, 2000 for one
additional year of service on the Board.       31,184,933   2,744,646     240,232

Approval of an amendment to the Company's
1991 Stock Incentive Plan which makes
2,000,000 additional shares of the
Company's common stock available under the
Plan.                                          28,701,989   5,009,672     458,150

Ratification of the appointment of KPMG
LLP, independent certified public
accountants, to serve as the Company's
auditors for the fiscal year ending
December 31, 2000.                             33,902,308      15,180     252,323

Item 6:   Exhibits and Reports on Form 8-K

          Exhibit
             No.                      Description
          -------                     -----------

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

                    3.1(e) Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 22, 2000.

               (10) Material contracts. Management contracts and compensatory plans are indicated by an asterisk (*).
                    10.1* Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

          Exhibit
             No.                      Description
          -------                     -----------

                    10.1(a)* Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan.

                    10.1(b)* Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to
                                Exhibit 10.5(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

                    10.1(c)* Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to
                                Exhibit 10.5(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

                    10.2* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to
                                Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the SEC on March 31, 1994.

                    10.2(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

                    10.3* Specimen Continuation of Employment Agreement between HMEC and certain officers, incorporated by reference to Exhibit 10.21(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed with the SEC on November 14, 1994.

                    10.3(a)* Schedule of Continuation of Employment Agreements between HMEC and certain officers.

                    10.4* Separation Agreement entered by and between HMEC and Larry K. Becker as of June 20, 2000.

                    10.5* Letter of Employment entered by and between HMEC and Thomas K. Manion effective July 6, 2000.

               (11) Statement re computation of per share earnings.
               (27) Financial Data Schedule.

          (b) No reports on Form 8-K were filed by the Company during the second quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HORACE MANN EDUCATORS CORPORATION
                                    (Registrant)

Date       August 11, 2000                  /s/ Louis G. Lower II
     -------------------------          --------------------------------------

                                          Louis G. Lower II
                                          President and Chief Executive Officer

Date       August 11, 2000                  /s/ Peter H. Heckman
     ------------------------           --------------------------------------

                                          Peter H. Heckman
                                          Executive Vice President
                                          and Chief Financial Officer

Date       August 11, 2000                  /s/ Thomas K. Manion
     -----------------------            --------------------------------------

                                          Thomas K. Manion
                                          Senior Vice President
                                          and Controller