Form 10-Q
period 2000-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2000-11-13
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2000
                                 OR
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____
                                              ---
     As of October 31, 2000, 40,515,757 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION
                                   FORM 10-Q


                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Independent Auditors' Review Report...................................................       1

               Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999...........................................       2

               Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2000 and 1999............................       3

               Consolidated Statements of Changes in Shareholders' Equity
                  for the Nine Months Ended September 30, 2000 and 1999..............................       4

               Consolidated Statements of Cash Flows for the
                  Three and Nine Months Ended September 30, 2000 and 1999............................       5

               Notes to Consolidated Financial Statements............................................       6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................................      12

          Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................      24

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders................................      25

          Item 6. Exhibits and Reports on Form 8-K...................................................      25

SIGNATURES...........................................................................................      26

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Horace Mann Educators Corporation:

    We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of September 30, 2000 and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois
October 20, 2000

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                       September 30,          December 31,
                                                                           2000                  1999
                                                                        ----------            ----------
                                                ASSETS
Investments
 Fixed maturities, available for sale, at market (amortized
   cost, 2000, $2,582,162; 1999, $2,575,403).......................     $2,529,760            $2,507,280
 Short-term and other investments..................................        131,899               122,929
 Short-term investments, loaned securities collateral..............        152,651                     -
                                                                        ----------            ----------
     Total investments.............................................      2,814,310             2,630,209
Cash...............................................................         21,498                22,848
Accrued investment income and premiums receivable..................         96,676                92,755
Value of acquired insurance in force and goodwill..................         94,442               102,068
Deferred policy acquisition costs..................................        139,171               130,192
Other assets.......................................................        134,556               144,061
Variable annuity assets............................................      1,045,367             1,131,713
                                                                        ----------            ----------
     Total assets..................................................     $4,346,020            $4,253,846
                                                                        ==========            ==========
          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Fixed annuity contract liabilities.................................    $1,215,052            $1,238,379
 Interest-sensitive life contract liabilities.......................       471,200               443,309
 Unpaid claims and claim expenses...................................       301,577               309,604
 Future policy benefits.............................................       178,679               179,157
 Unearned premiums..................................................       178,314               170,845
                                                                        ----------            ----------
     Total policy liabilities.......................................     2,344,822             2,341,294
Other policyholder funds............................................       123,273               126,530
Other liabilities...................................................       264,918               110,698
Short-term debt.....................................................        49,000                49,000
Long-term debt......................................................        99,710                99,677
Variable annuity liabilities........................................     1,045,367             1,126,505
                                                                        ----------            ----------
     Total liabilities..............................................     3,927,090             3,853,704
                                                                        ----------            ----------
Preferred stock.....................................................             -                     -
Common stock........................................................            60                    59
Additional paid-in capital..........................................       338,455               333,892
Retained earnings...................................................       470,653               449,023
Accumulated other comprehensive income (loss)
 (net unrealized gains (losses) on fixed
 maturities and equity securities)..................................       (32,279)              (40,016)
Treasury stock, at cost.............................................      (357,959)             (342,816)
                                                                        ----------            ----------
     Total shareholders' equity.....................................       418,930               400,142
                                                                        ----------            ----------
       Total liabilities, redeemable
         securities, and shareholders' equity.......................    $4,346,020            $4,253,846
                                                                        ==========            ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                             -----------------------         -------------------------
                                                2000          1999              2000            1999
                                                ----          ----              ----            ----
Insurance premiums written
 and contract deposits.....................  $210,002       $208,305         $608,980         $614,014
                                             ========       ========         ========         ========

Revenues
 Insurance premiums and
   contract charges earned.................  $150,220       $149,283         $448,149         $444,062
 Net investment income.....................    48,168         46,573          143,277          140,480
 Realized investment losses................      (822)          (423)          (3,163)          (8,896)
                                             --------       --------         --------         --------
   Total revenues..........................   197,566        195,433          588,263          575,646
                                             --------       --------         --------         --------

Benefits, losses and expenses
 Benefits, claims and settlement expenses..   112,196        104,067          329,271          315,994
 Interest credited.........................    23,308         22,814           68,818           68,829
 Policy acquisition expenses amortized.....    13,498         12,746           40,816           36,498
 Operating expenses........................    31,078         29,479           89,505           79,709
 Amortization of intangible assets.........     2,386          1,639            7,186            5,052
 Interest expense..........................     2,593          2,406            7,625            7,283
 Litigation settlement.....................         -          1,550              100            1,550
                                             --------       --------         --------         --------
   Total benefits, losses and expenses.....   185,059        174,701          543,321          514,915
                                             --------       --------         --------         --------

Income before income taxes.................    12,507         20,732           44,942           60,731
Income tax expense.........................     3,100          6,190           13,127           18,716
Provision for prior years' taxes...........    (2,800)        20,000           (2,800)          20,000
                                             --------       --------         --------         --------
Net income (loss)..........................  $ 12,207       $ (5,458)        $ 34,615         $ 22,015
                                             ========       ========         ========         ========

Net income (loss) per share
 Basic.....................................  $   0.30       $  (0.13)        $   0.85         $   0.53
                                             ========       ========         ========         ========
 Diluted...................................  $   0.30       $  (0.12)        $   0.84         $   0.53
                                             ========       ========         ========         ========

Weighted average number of shares
 and equivalent shares (in thousands)
   Basic...................................    40,550         41,026           40,872           41,318
   Diluted.................................    40,708         41,647           41,040           41,881



          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                             Nine Months Ended
                                                               September 30,
                                                         -------------------------
                                                         2000                 1999
                                                         ----                 ----
Common stock
  Beginning balance.................................   $      59            $      59
  Options exercised, 2000, 565,000 shares;
    1999, 12,275 shares.............................           1                    -
                                                       ---------            ---------
  Ending balance....................................          60                   59
                                                       ---------            ---------

Additional paid-in capital
  Beginning balance.................................     333,892              336,686
  Options exercised.................................       5,276                  262
  Catastrophe-linked equity put option premium......        (713)                (712)
  Other.............................................           -                   (9)
                                                       ---------            ---------
  Ending balance....................................     338,455              336,227
                                                       ---------            ---------

Retained earnings
  Beginning balance.................................     449,023              420,274
  Net income........................................      34,615               22,015
  Cash dividends, 2000, $0.315 per share;
    1999, $0.2775 per share.........................     (12,985)             (11,448)
                                                       ---------            ---------
  Ending balance....................................     470,653              430,841
                                                       ---------            ---------

Accumulated other comprehensive income (loss) (net
  unrealized gains (losses) on fixed maturities
  and equity securities)
    Beginning balance...............................     (40,016)              57,327
    Increase (decrease) for the period..............       7,737              (73,203)
                                                       ---------            ---------
    Ending balance..................................     (32,279)             (15,876)
                                                       ---------            ---------

Treasury stock, at cost
  Beginning balance, 2000, 18,258,896 shares;
    1999, 17,183,596 shares.........................    (342,816)            (317,723)
  Purchase of 1,082,400 shares in 2000;
    1,075,300 shares in 1999 (See note 4)...........     (15,143)             (25,085)
                                                       ---------            ---------
  Ending balance, 2000, 19,341,296 shares;
    1999, 18,258,896 shares.........................    (357,959)            (342,808)
                                                       ---------            ---------

Shareholders' equity at end of period...............   $ 418,930            $ 408,443
                                                       =========            =========

Comprehensive income (loss)
  Net income........................................   $  34,615            $  22,015
  Other comprehensive income (loss).................       7,737              (73,203)
                                                       ---------            ---------
    Total...........................................   $  42,352            $ (51,188)
                                                       =========            =========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                       ----------------------    ----------------------
                                                          2000        1999          2000        1999
                                                          ----        ----          ----        ----
Cash flows from operating activities
 Premiums collected.................................   $ 159,003   $ 162,803     $ 470,319   $ 465,906
 Policyholder benefits paid.........................    (108,429)   (114,198)     (346,440)   (338,832)
 Policy acquisition and other
   operating expenses paid..........................     (46,854)    (42,401)     (138,550)   (131,465)
 Federal income taxes paid..........................           -        (100)      (16,101)    (12,400)
 Investment income collected........................      48,677      49,161       145,978     142,202
 Interest expense paid..............................      (4,206)     (4,018)       (9,156)     (8,803)
 Other..............................................        (176)     (5,945)       (2,860)     (5,499)
                                                       ---------   ---------     ---------   ---------
     Net cash provided by operating activities......      48,015      45,302       103,190     111,109
                                                       ---------   ---------     ---------   ---------

Cash flows used in investing activities
 Fixed maturities
   Purchases........................................    (292,735)   (120,176)     (588,679)   (579,148)
   Sales............................................     235,345      57,260       382,423     342,650
   Maturities.......................................      64,612      67,836       198,621     215,575
 Net cash used for short-term
   and other investments............................     (39,645)    (30,541)       (5,561)    (11,214)
                                                       ---------   ---------     ---------   ---------
     Net cash used in investing activities..........     (32,423)    (25,621)      (13,196)    (32,137)
                                                       ---------   ---------     ---------   ---------

Cash flows used in financing activities
 Purchase of treasury stock.........................      (4,581)          -       (15,143)    (25,085)
 Dividends paid to shareholders.....................      (4,293)     (3,796)      (12,985)    (11,448)
 Principal repayments on Bank Credit Facility.......           -           -             -      (1,000)
 Exercise of stock options..........................         512         139         5,277         262
 Catastrophe-linked equity put option premium.......        (238)       (237)         (713)       (712)
 Annuity contracts, variable and fixed
   Deposits.........................................      46,917      45,491       146,394     152,671
   Maturities and withdrawals.......................     (78,344)    (64,637)     (244,333)   (181,581)
   Net transfer from (to) variable annuity assets...      16,543       4,770        33,672      (4,365)
 Net increase (decrease) in
   life policy account balances.....................      (1,238)     (1,622)       (3,513)     (1,012)
                                                       ---------   ---------     ---------   ---------
     Net cash used in financing activities..........     (24,722)    (19,892)      (91,344)    (72,270)
                                                       ---------   ---------     ---------   ---------

Net increase (decrease) in cash.....................      (9,130)       (211)       (1,350)      6,702

Cash at beginning of period.........................      30,628      18,957        22,848      12,044
                                                       ---------   ---------     ---------   ---------

Cash at end of period...............................   $  21,498   $  18,746     $  21,498   $  18,746
                                                       =========   =========     =========   =========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999
                            (Dollars in thousands)



Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2000 and December 31, 1999 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and nine months ended September 30, 2000 and 1999.

     It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 1999 Form 10-K.

     The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Debt

     Indebtedness outstanding was as follows:

                                                     September 30,  December 31,
                                                        2000           1999
                                                     -------------  ------------
 Short-term debt:
   $65,000 Bank Credit Facility, commitment to
     December 31, 2001. (IBOR + 0.325%, 7.0%
     as of September 30, 2000)...................      $  49,000      $ 49,000
 Long-term debt:
   6 5/8% Senior Notes, due January 15, 2006.
     Face amount less unaccrued discount
     of $290 and $323 (6.7% imputed rate)........         99,710        99,677
                                                       ---------      --------
           Total.................................      $ 148,710      $148,677
                                                       =========      ========

Note 3 - Investments

    The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.


                                     Percent of
                                   Carrying Value           September 30, 2000
                            ---------------------------   ----------------------
Rating of Fixed             September 30,  December 31,    Carrying    Amortized
Maturity Securities(1)          2000           1999         Value        Cost
----------------------      -------------  ------------   ----------  ----------
    AAA...................      42.8%          46.3%      $1,081,555  $1,087,991
    AA....................       7.6            7.7          192,358     191,892
    A.....................      20.4           20.2          515,249     520,840
    BBB...................      23.1           18.8          584,106     608,335
    BB....................       1.5            2.0           38,787      42,610
    B.....................       4.2            4.7          107,564     113,840
    CCC or lower..........       0.1              -            3,499       9,465
    Not rated(2)..........       0.3            0.3            6,642       7,189
                               -----          -----       ----------  ----------
        Total.............     100.0%         100.0%      $2,529,760  $2,582,162
                               =====          =====       ==========  ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $931 of publicly traded securities not currently rated by S&P or Moody's and $5,711 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 97.9% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                Percent                Carrying
                                               of Total                  Value
                                      ----------------------------   -------------
                                       September 30,  December 31,   September 30,
Scheduled Maturity                         2000           1999           2000
------------------                    --------------  ------------   -------------
Due in 1 year or less................       7.2%          7.0%       $  182,773
Due after 1 year through 5 years.....      27.1          31.0           686,324
Due after 5 years through 10 years...      30.2          31.5           763,902
Due after 10 years through 20 years..      15.9          15.9           401,734
Due after 20 years...................      19.6          14.6           495,027
                                          -----         -----        ----------
      Total..........................     100.0%        100.0%       $2,529,760
                                          =====         =====        ==========


     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of September 30, 2000, fixed maturities with a fair value of $152,651 were on loan. There were no securities on loan at December 31, 1999. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments. The corresponding liability is included in Other Liabilities in the Company's consolidated balance sheet.

Note 4 - Shareholders' Equity

  Share Repurchase Programs

     During the first nine months of 2000, the Company repurchased 1,082,400 shares of its common stock, or 3% of the outstanding shares on December 31, 1999, at an aggregate cost of $15,143, or an average cost of $13.99 per share, under its stock repurchase program. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. As of September 30, 2000, $96,343 remained authorized for future share repurchases.

Note 5 - Income Taxes

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during 1999, it appeared that the Company could be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20,000 representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and of reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. This reserve was a charge to net income in 1999.

     In the third quarter of 2000, the Company reached a final resolution with the IRS for the tax years 1994 and 1995. These years were settled in an amount that was $2,800 less than was previously accrued and that amount has been included in net income for the nine months ended September 30, 2000.

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


                                              Ceded to    Assumed
                                     Gross      Other    from State
                                     Amount   Companies  Facilities    Net
                                    --------  ---------  ----------  --------
    Three months ended
      September 30, 2000
----------------------------------

    Premiums written..............  $211,571   $ 8,458     $ 6,889   $210,002
    Premiums earned...............   151,691     6,893       5,422    150,220
    Benefits, claims and
      settlement expenses.........   115,852    10,051       6,395    112,196

    Three months ended
      September 30, 1999
----------------------------------

    Premiums written..............  $209,068   $ 5,396     $ 4,633   $208,305
    Premiums earned...............   151,197     6,395       4,481    149,283
    Benefits, claims and
      settlement expenses.........   108,302     9,178       4,943    104,067

    Nine months ended
      September 30, 2000
----------------------------------

    Premiums written..............  $613,764   $25,044     $20,260   $608,980
    Premiums earned...............   451,937    19,334      15,546    448,149
    Benefits, claims and
      settlement expenses.........   337,280    26,432      18,423    329,271

    Nine months ended
      September 30, 1999
----------------------------------

    Premiums written..............  $618,013   $17,689     $13,690   $614,014
    Premiums earned...............   449,112    18,885      13,835    444,062
    Benefits, claims and
      settlement expenses.........   330,352    28,191      13,833    315,994


     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $7,500 per occurrence up to $80,000 per occurrence in 2000. These programs are augmented by a $100,000 equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from property catastrophes exceed the catastrophe reinsurance program coverage limit. The equity put provides a source of capital for up to $154,000 of catastrophe losses, before tax benefits, above the reinsurance coverage limit. The fee for the equity put is charged directly to additional paid-in capital. For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. The Company also reinsures each property loss above a retention of $500 up to $2,500, including catastrophe losses that in the aggregate are less than the retention levels above.

     The maximum individual life insurance risk retained by the Company is $200 on any individual life and $100 on each group life policy. Excess amounts are reinsured.

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


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,            September  30,
                                                     ---------------------     ----------------------
                                                        2000         1999       2000           1999
                                                     ----------    --------   --------       --------
    Insurance premiums and
      contract charges earned
        Property and casualty....................    $  123,044    $122,776   $366,681       $365,889
        Annuity..................................         4,378       4,273     13,097         12,533
        Life.....................................        23,120      22,234     69,305         65,640
        Intersegment eliminations................          (322)          -       (934)             -
                                                     ----------    --------   --------       --------
            Total................................    $  150,220    $149,283   $448,149       $444,062
                                                     ==========    ========   ========       ========
    Net investment income
      Property and casualty......................    $    8,831    $  9,170   $ 26,618       $ 27,561
      Annuity....................................        26,482      25,962     78,740         78,827
      Life.......................................        12,813      11,705     37,823         34,879
      Corporate and other........................           342          90        996            185
      Intersegment eliminations..................          (300)       (354)      (900)          (972)
                                                     ----------    --------   --------       --------
            Total................................    $   48,168    $ 46,573   $143,277       $140,480
                                                     ==========    ========   ========       ========
    Net income (loss)
      Operating income
        Property and casualty....................    $    6,300    $  9,414   $ 18,266       $ 25,807
        Annuity..................................         5,747       6,077     16,777         18,736
        Life.....................................         3,955       3,111     10,682         11,595
        Corporate and other,
          including interest expense.............        (6,061)     (2,777)   (11,789)        (7,333)
                                                     ----------    --------   --------       --------
            Total operating income...............         9,941      15,825     33,936         48,805
      Realized investment gains (losses),
        after tax................................          (534)       (275)    (2,056)        (5,782)
      Litigation settlement, after tax...........             -      (1,008)       (65)        (1,008)
      Provision for prior years' taxes...........         2,800     (20,000)     2,800        (20,000)
                                                     ----------    --------   --------       --------
            Total................................    $   12,207    $ (5,458)  $ 34,615       $ 22,015
                                                     ==========    ========   ========       ========
    Amortization of intangible assets
      Value of acquired insurance in force
        Property and casualty....................    $        -    $    203   $      -       $    719
        Annuity..................................         1,486         500      4,463          1,502
        Life.....................................           495         531      1,509          1,617
                                                     ----------    --------   --------       --------
          Subtotal...............................         1,981       1,234      5,972          3,838
      Goodwill...................................           405         405      1,214          1,214
                                                     ----------    --------   --------       --------
            Total................................    $    2,386    $  1,639   $  7,186       $  5,052
                                                     ==========    ========   ========       ========


                                                      September 30,      December 31,
    Assets                                                2000              1999
                                                      ------------       -----------
       Property and casualty.................         $    715,106       $   681,432
       Annuity...............................            2,599,431         2,611,766
       Life..................................              924,185           840,594
       Corporate and other...................              148,017           153,493
       Intersegment eliminations.............              (40,719)          (33,439)
                                                      ------------       -----------
           Total.............................         $  4,346,020       $ 4,253,846
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

Nine Months Ended September 30, 2000 Compared To Nine Months Ended September 30, 1999

  Insurance Premiums and Contract Charges

     In April 2000, the Company's management announced steps that are being taken to re-energize the Company's core business and accelerate growth of the Company's business and profits. These initiatives are intended to expand the Company's product lines within the personal lines insurance segment and make the Company's product development efforts more responsive to customer needs and preferences; grow and strengthen the agent force and make the Company's agents more productive by improving the products, tools and support the Company provides to them; broaden the Company's distribution options to complement and extend the reach of the Company's agent force; increase cross-selling and improve retention in the existing book of business; and expand the Company's penetration of targeted geographic areas and new segments of the educator market. Through September 2000, analysis of these strategic initiatives has been completed. Management expects to begin implementing specific plans that address these initiatives during the fourth quarter of 2000.

               Insurance Premiums Written and Contract Deposits


                                          Nine Months Ended   Growth Over
                                            September 30,      Prior Year
                                          ----------------- ----------------
                                            2000      1999  Percent   Amount
                                          -------    ------ -------   ------
   Automobile and property (voluntary)..  $ 357.2    $354.9     0.6%  $  2.3
   Annuity deposits.....................    146.4     152.7    -4.1%    (6.3)
   Life.................................     88.5      87.1     1.6%     1.4
                                          -------    ------           ------
       Subtotal - core lines............    592.1     594.7    -0.4%    (2.6)
   Involuntary and other
     property & casualty................     16.9      19.3   -12.4%    (2.4)
                                          -------    ------           ------
       Total............................  $ 609.0    $614.0    -0.8%  $ (5.0)
                                          =======    ======           ======

               Insurance Premiums and Contract Charges Earned
                (Excludes annuity and life contract deposits)


                                          Nine Months Ended    Growth Over
                                            September 30,       Prior Year
                                          ----------------- ----------------
                                            2000      1999   Percent   Amount
                                          -------   -------  -------   ------
  Automobile and property (voluntary)...  $ 351.1   $ 347.6      1.0%  $  3.5
  Annuity...............................     13.1      12.5      4.8%     0.6
  Life..................................     68.4      65.7      4.1%     2.7
                                          -------   -------            ------
       Subtotal - core lines............    432.6     425.8      1.6%     6.8
   Involuntary and other
     property & casualty................     15.5      18.3    -15.3%    (2.8)
                                          -------   -------            ------
       Total............................  $ 448.1   $ 444.1      0.9%  $  4.0
                                          =======   =======            ======

     Through nine months, premiums written and contract deposits for the Company's core lines were comparable to a year earlier, as gains in life and property insurance premiums were offset by a decline in annuity deposits for the first half of the year. This nine month comparison includes the North Carolina settlement described below. However, premiums written and contract deposits for the third quarter of 2000 increased 1.2% over a year earlier, including a 3.1% growth in annuity deposits.

     At September 30, 2000, the Company's exclusive agent force totaled 988, a 6.2% decline from a year ago. The number of experienced agents in the agent force, 660, was down 4.8% at September 30, 2000, compared to a year ago. The Company has had higher than normal terminations of new and experienced agents in 2000, but those agents have generally been the Company's less productive agents. As a result, overall agent productivity is increasing. In addition, hiring of new agents during the first nine months of 2000 increased 15.2% from the same period last year. Modifications have been made to agent recruiting and the new agents' finance programs in 2000 that management believes will have a positive impact on agent growth in the future. Also, the Company's agency management team has been strengthened through the promotions of several of its experienced agents.

     In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. Horace Mann's portion of the adverse settlement was $2.4 million pretax, comprised of $1.6 million premium refunds and $0.8 million interest charges. North Carolina is the Company's largest property and casualty state representing approximately 7% of total premiums.

     Total voluntary automobile and homeowners premium written growth was 0.6% for the first nine months of 2000, including the effect of the North Carolina settlement. The average premium per policy increased for both automobile and homeowners, as did the number of homeowners policies in force. The number of automobile policies in force was slightly lower than year-earlier levels. Automobile insurance premium decreased slightly ($3.1 million, or 1.1%) compared to the first nine months of last year, and homeowners premium increased 6.6% ($5.4 million). The property and casualty increase in premiums resulted from growth in average premium per policy of 1% for automobile and approximately 2.5% for homeowners, compared to a year earlier. Over the prior 12 months, unit growth was 0.8%, bringing policies in force at September 30, 2000 to 880,000. Compared to December 31, 1999, total property and casualty policies in force increased 8,000 with all of the increase attributable to homeowners insurance.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, comparable to the 12 months ended September 30, 1999.

     For the first time since the fourth quarter of 1998, annuity contract deposits for the quarter exceeded the same period in the prior year. The growth of 3.1% compared to the third quarter of 1999 included 22.4% growth in new single premium and rollover deposits, primarily as a result of marketing programs implemented in the second quarter of 2000. Compared to the first nine months of 1999, new annuity deposits decreased 4.1%, reflecting a 5.0% decrease in new single premium and rollover deposits and a 3.7% decrease in scheduled deposits received. New deposits to variable mutual fund annuities decreased 6.9% and new deposits to fixed annuities were 0.5% higher than the first nine months of 1999. Variable annuity accumulated funds on deposit at September 30, 2000 were $1.0 billion, $39.7 million less than a year ago, a 3.7% decrease. Variable annuity accumulated deposit retention decreased 5.3 percentage points over the 12 months to 84.5%. Fixed annuity cash value retention for the 12 months ended September 30, 2000 was 88.8%, 4.0 percentage points lower than the same period last year. Over the last 12 months, the number of annuity contracts outstanding increased 1.6%, or 2,000 contracts.

     At September 30, 2000, approximately 75% of accumulated variable annuity funds on deposit were in the Company's Equity and Balanced mutual funds. Investment returns for these two funds have been less than their comparable Lipper average returns in recent periods contributing to the higher level of surrenders this year compared to 1999. In 2000, the Company has taken actions to increase the variable annuity options available to customers. In May 2000, the Company introduced two additional variable annuity fund options. In September 2000, an additional 21 variable annuity fund options were introduced to the Company's customers, tripling the number of variable annuity fund options available and providing increased diversity of investment choices. At the same time, the Company's sales force began utilizing customized software to support the financial planning process.

     Life premium growth was 1.6% for the first nine months of 2000, compared to the same period in 1999. The life insurance in force lapse ratio was 8.8% for the twelve months ended September 30, 2000, compared to 8.1% for the same period last year.

  Net Investment Income

     Investment income of $143.3 million for the first nine months of 2000 increased 2.0%, or $2.8 million, (also 2.0% after tax) compared to the same period last year primarily due to growth in the average investment portfolio. Average investments (excluding the securities lending collateral) increased 1.3%, compared to the first nine months of 1999. The average pretax yield on the investment portfolio was 7.1% (4.7% after tax) for the first nine months of 2000, compared to a pretax yield of 7.0% (4.7% after tax) last year. All of the investment income decrease in the annuity segment was offset by a reduction in interest credited to fixed annuity deposits. Excluding the cumulative impact of the use of cash in the share repurchase program since its initiation in 1997 from both periods, net investment income would have increased to $154.9 million for the first nine months of 2000, compared to $150.3 million in the first nine months of 1999, an increase of 3.1%, or $4.6 million.

  Realized Investment Gains and Losses

     Net realized investment losses were $3.2 million for the nine months ended September 30, 2000, compared to net realized investment losses of $8.9 million for the first nine months of 1999. For both periods, most of the net realized gains and losses occurred in the fixed income portfolios.

  Benefits, Claims and Settlement Expenses

                                         Nine Months Ended     Growth Over
                                           September 30,        Prior Year
                                         -----------------  ----------------
                                            2000     1999   Percent   Amount
                                          ------   ------   -------   ------
    Property and casualty..........       $295.3   $285.1       3.6%   $10.2
    Life...........................         34.0     30.9      10.0%     3.1
                                          ------   ------              -----
      Total........................       $329.3   $316.0       4.2%   $13.3
                                          ======   ======              =====

    Property and casualty
      statutory loss ratio:
        Before catastrophe losses..         77.0%    72.8%               4.2%
        After catastrophe losses...         80.5%    77.9%               2.6%

     In 2000, the Company had a higher level of non-catastrophe property losses including: losses on lower value homes; non-catastrophe weather-related property claims; and greater-than-expected fire losses. The non-catastrophe property loss ratio was 91.4% in the second quarter of 2000, compared to 72.8% in the same period last year and 79.0% in the first quarter of 2000. The Company is addressing the factors that caused the increase in non-catastrophe property losses through pricing, underwriting and loss control initiatives.
The non-catastrophe property loss ratio was 82.8% in the third quarter of 2000, compared to 78.1% last year. Although the Company's actions have begun to have an impact, management expects that the full impact of these changes will not be realized until well into 2001. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     For the nine months, the increase in non-catastrophe property losses more than offset the Company's decline in catastrophe losses. Catastrophe losses were $12.8 million in the first nine months of 2000 and $18.9 million in the first nine months of 1999, a decrease of 32.3%.

     The voluntary automobile loss ratio excluding catastrophe losses was 74.4% for the first nine months of 2000, 3.3 percentage points higher than the same period last year. This increase was primarily due to the loss trends experienced in the third quarter and a reduced level of prior year reserve releases in 2000 compared to the same period last year. On a per-policy basis for the nine months, average voluntary automobile premium increased 1% and average current accident year loss costs increased 2% compared to last year. For the third quarter of 2000, the Company's voluntary automobile line reflected growth in average per-policy loss costs for the current accident year of 4.7%. This was a change from results reported for the first six months of 2000 and was primarily due to loss experience in the month of August. Voluntary automobile loss experience in September and October 2000 returned to historical levels.

     Property and casualty results for the first nine months of 2000 included continuation of favorable development of prior years reserves, however at a level that was less than prior year. Favorable development of property and casualty claims occurring in prior years, excluding involuntary business, was $2.0 million in the first nine months of 2000, compared to $10.1 million for the same period in 1999. Favorable development of total property and casualty claims occurring in prior years was $2.0 million in the first nine months of 2000, compared to $8.6 million for the same period in 1999. At September 30, 2000, property and casualty reserves continue to be conservatively stated, although at a somewhat reduced level compared to recent periods. The reduced conservatism is largely due to anomalies observed during the third quarter of 2000, primarily in the voluntary automobile line, that adversely impacted reserve indications, including an increase in incurred losses over $100,000. These unusual items are under review and will continue to be monitored during the fourth quarter of 2000.

     Life mortality was slightly higher in the first nine months of 2000 than in the same period in 1999. The largest single item included in the increase in life segment benefits resulted from positive experience last year on a small closed block of individual accident and health policies.

  Interest Credited to Policyholders


                          Nine Months Ended    Growth Over
                            September 30,      Prior Year
                          -----------------  ----------------
                            2000       1999  Percent   Amount
                          ------       ----  -------   ------
    Annuity........       $ 49.1      $50.6     -3.0%  $ (1.5)
    Life...........         19.7       18.2      8.2%     1.5
                          ------      -----            ------
      Total........       $ 68.8      $68.8        -   $    -
                          ======      =====            ======

     Interest credited to fixed annuity contracts decreased as the fixed annuity average annual interest rate credited decreased 0.1 percentage points to 5.0% in the first nine months of 2000, compared to the same period in 1999. In addition, the average accumulated deposits for the nine months ended September 30, 2000 decreased 1% compared to the same period in 1999. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

  Operating Expenses

     For the first nine months of 2000, operating expenses increased $9.7 million, or 12.2%, compared to last year. Current year expenses include a non-recurring charge of $0.8 million for interest on the North Carolina settlement. Current period expenses also include $2.5 million, or approximately $0.04 per share after tax benefits, attributable to the chief executive officer transition. In addition, operating expenses for the first nine months of 2000 included a higher level of costs to support business growth initiatives.

     The total corporate expense ratio on a statutory accounting basis was 23.5% for the nine months ended September 30, 2000, 1.7 percentage points higher than the same period in 1999. The property and casualty expense ratio, the 14th lowest of the 100 largest property and casualty insurance groups for 1999 (the most recent industry ranking available), was 19.4% for the nine months ended September 30, 2000, compared to 19.2% last year. The increase in these expense ratios primarily reflects the modest level of premium growth, which was lower than the anticipated growth level, while statutory expenses for the Company increased 6.9%.

  Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first nine months of 2000, the combined amortization of policy acquisition expenses and intangible assets of $48.0 million increased by $6.4 million, or 15.4%, compared to the same period in 1999.

     Amortization of intangible assets increased by $2.1 million to $7.2 million for the nine months ended September 30, 2000, compared to $5.1 million for the same period in 1999, reflecting the higher level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"). Amortization of Annuity VIF for full year 1999 and 1998 was significantly reduced due to favorable experience in prior periods. The $3.0 million current period increase in Annuity VIF amortization is about equally attributed to the scheduled increase in amortization, the effect of recent experience and trends identified at December 31, 1999, and the effect of higher than expected annuity surrenders in the first nine months of 2000. Assuming annuity surrenders return to expected levels, Annuity VIF amortization for full year 2000 and 2001 is expected to be $5.9 million (versus $4.6 million as scheduled at December 31, 1999) and $4.4 million, respectively. Annuity VIF amortization was ($4.2) million, $2.0 million and $5.6 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively. The negative Annuity VIF amortization in 1999 included a $6.2 million reduction due to recent experience and trends identified at December 31, 1999 partially offset by a $3.4 million increase in the amortization of annuity policy acquisition costs deferred after the 1989 acquisition of the Company. The amortization of the value of property and casualty business acquired in the 1989 acquisition of the Company was completed in the third quarter of 1999; amortization was $0.7 million for the first nine months of 1999.

     Policy acquisition expenses amortized for the nine months ended September 30, 1999 of $36.5 million were $4.3 million lower than the current period including a $1.6 million reduction recorded in 1999 to reflect favorable life mortality estimates which resulted in higher anticipated future gross profits.

  Income Tax Expense

     The effective income tax rate was 29.2% for the nine months ended September 30, 2000, compared to 30.8% for the same period last year. Income from investments in tax-advantaged securities reduced the effective income tax rate
6.7 and 4.5 percentage points for the nine months ended September 30, 2000 and 1999, respectively.

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. Based on developments in that process during 1999, it appeared that the Company could be forced to litigate the issue with the IRS in order to reach a resolution of the issue acceptable to the Company. Therefore, in the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). While the ultimate resolution of the issue, through settlement or litigation, may result in the Company paying less than the maximum exposure, given the vagaries of litigation and of reaching an acceptable agreement with the IRS, management believed it prudent to book the maximum exposure in 1999. This reserve was a charge to net income in 1999 but was excluded from the determination of reported operating income. In the third quarter of 2000, the Company reached a final resolution with the IRS for the tax years 1994 and 1995. These years were settled in an amount that was $2.8 million less than was previously accrued and that amount has been included in net income for the nine months ended September 30, 2000.

  Operating Income

     For the first nine months of 2000, operating income (net income before the after-tax impact of realized investment gains and losses and non-recurring charges) decreased 30.5%, or $14.9 million, and operating income per share on a diluted basis of $0.83 decreased 29.1%, or $0.34 per share.

     Operating income for the first nine months of 2000 was affected adversely by five items. (1) In the second quarter of 2000, there was a higher level of non-catastrophe property losses including: losses on lower value homes; non-catastrophe weather-related property claims; and greater-than-expected fire losses. (2) Property and casualty reserve releases in 2000 through September 30 were lower than those for the first nine months of 1999. (3) In the third quarter of 2000, there was a deterioration in voluntary automobile loss trends.
(4) In the first nine months of 2000, holding company expenses were higher than the prior year including expenses attributable to the chief executive officer transition and costs to support business growth initiatives. And, (5) the Company's portion of the adverse automobile insurance rate settlement in North Carolina, as described above, of $1.6 million after tax, or approximately $0.04 per share, was recorded in the first quarter of 2000. In addition, comparisons to operating income for the first nine months of 1999 were adversely impacted by non-recurring items in the first quarter of 1999, primarily in the life segment, totaling approximately $0.04 per share.

    Operating income by segment was as follows:

                                        Nine Months Ended     Growth Over
                                          September 30,       Prior Year
                                        -----------------  ----------------
                                           2000     1999   Percent   Amount
                                          -----   ------   -------   ------
    Property & casualty
      Before catastrophe losses........   $26.6   $ 38.0     -30.0%  $(11.4)
      Catastrophe losses, after tax....    (8.3)   (12.3)               4.0
                                          -----   ------              -----
          Total including catastrophe
            losses.....................    18.3     25.7     -28.8%    (7.4)
    Annuity............................    16.8     18.7     -10.2%    (1.9)
    Life...............................    10.6     11.6      -8.6%    (1.0)
    Corporate and other expense........    (6.8)    (2.5)              (4.3)
    Interest expense, after tax........    (5.0)    (4.7)              (0.3)
                                          -----   ------              -----
          Total........................   $33.9   $ 48.8     -30.5%  $(14.9)
                                          =====   ======             ======
          Total before catastrophe
            losses.....................   $42.2   $ 61.1     -30.9%  $(18.9)
                                          =====   ======             ======

    Property and casualty
      statutory combined ratio:
        Before catastrophe losses......    96.4%    92.0%               4.4%
        After catastrophe losses.......    99.9%    97.1%               2.8%

     Property and casualty segment operating income was lower than in the first nine months of 1999 primarily due to a higher level of non-catastrophe property losses, a lower level of prior year reserve releases, a deterioration in voluntary automobile loss trends in the third quarter of 2000, and an adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina. The Company's portion of this settlement, including interest, was $1.6 million after tax. Property and casualty segment earnings for the first nine months of 2000 also were affected negatively by lower than expected business volume in the automobile line partially offset by a $4.0 million decrease in after tax catastrophe losses. During the first nine months of 2000, the Company's average voluntary automobile insurance premium per policy increased 1% while average loss costs increased 2%, compared to the same period last year.

     The property and casualty combined ratio before catastrophes of 96.4% was
4.4 percentage points higher than the first nine months of 1999, reflecting the factors cited above. Favorable development of property and casualty claims occurring in prior years (excluding involuntary business), was $1.3 million after tax in the first nine months of 2000, compared to $6.6 million after tax for the same period in 1999. Favorable development of total property and casualty claims occurring in prior years was also $1.3 million after tax in the first nine months of 2000, compared to $5.6 million after tax for the same period in 1999.

    Annuity segment operating income was below the year-earlier total. Increases in both annuity interest rate spreads and contract fees in the first nine months of 2000 were offset by higher expenses, primarily the increased amortization of the value of annuity business acquired in the 1989 acquisition of the Company which included the effect of higher than expected annuity surrenders during the first half of 2000. In 2000, operating expenses in the annuity segment include a higher level of new product development costs. For the nine months, the net interest margin increased 5.0% and fees and contract charges earned increased 4.8%. Variable annuity accumulated deposits were $1.0 billion at September 30, 2000, $39.7 million, or 3.7%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.3 billion was $29.1 million, or 2.1%, less than September 30, 1999.

    Life insurance earnings for the first nine months of 1999 reflected lower expenses resulting from a decrease in the amortization of deferred policy acquisition costs to reflect favorable mortality estimates and positive experience on a small closed block of accident and health business. Excluding those items, first quarter 2000 life operating income was comparable to a year ago. Mortality costs for the first nine months of 2000 were slightly higher than the same period last year.

    The cumulative effect of the Company's share repurchase program, since initiation in 1997, reduced operating income by $7.5 million for the nine months ended September 30, 2000, reflecting utilization of capital and the corresponding reduction of net investment income, and reduced earnings per share by $0.02 for the period including the reduction in the number of shares outstanding. The negative effect on earnings per share is due to the lower level of earnings in 2000.

  Net Income

                         Net Income Per Share, Diluted

                                           Nine Months Ended       Growth Over
                                             September 30,          Prior Year
                                          -------------------  ---------------------
                                              2000      1999     Percent     Amount
                                            ------    ------   -----------   ------
    Operating income....................    $ 0.83    $ 1.17    -29.1%       $(0.34)
    Realized investment gains (losses)..     (0.06)    (0.14)                  0.08
    Litigation settlement...............         -     (0.02)                  0.02
    Provision for prior years' taxes....      0.07     (0.48)                  0.55
                                            ------    ------                 ------
      Net income........................    $ 0.84    $ 0.53     58.5%       $ 0.31
                                            ======    ======                 ======

    Net income, which includes realized investment gains and losses and non-recurring charges, for the first nine months of 2000 increased by 57.3% and net income per diluted share increased by 58.5% compared to the same period in 1999. This change includes the $14.9 million decline in operating income offset by the $2.8 million benefit in the current period related to prior years' taxes compared to the $20.0 million provision recorded last year (see the description above). Net income also reflected $2.1 million of after tax realized investment losses for the first nine months of 2000, compared to $5.8 million of after tax realized investment losses in the same period last year. During the second quarter of 2000, all remaining suits that had been filed in Alabama related to life insurance policies were settled at a cost of $0.1 million after tax and after receipt of insurance proceeds. For the nine months ended September 30, 1999, a charge of $1.0 million after tax and after receipt of insurance proceeds was recorded for this litigation in Alabama.

    Return on shareholders' equity based on both operating income and net income for the last 12 months was 14%.

Liquidity and Financial Resources

  Investments

    The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At September 30, 2000, fixed income securities represented 95.0% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.9% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at September 30, 2000.

    The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.5 years at September 30, 2000 and
4.1 years at December 31, 1999. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 75% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

    As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was approximately $8 million less than the first nine months of 1999.

    Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2000 without prior approval are approximately $75 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, more than adequate for HMEC's capital needs.

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

  Financing Activities

    Financing activities include primarily repurchases of the Company's common stock, payment of dividends, the receipt and withdrawal of funds by annuity policyholders and borrowings and repayments under the Company's debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments its other reinsurance program, have been charged directly to additional paid-in capital.

    For the first nine months of 2000, receipts from annuity contracts decreased 4.1% primarily reflecting a similar reduced level of both scheduled annuity deposits and single premium and rollover deposits received. Annuity contract maturities and withdrawals increased $62.7 million, or 34.5%, compared to the same period last year due about equally to higher withdrawals from both the variable and fixed annuity options. Variable annuity deposit retention decreased 5.3 percentage points over the 12 months to 84.5%. Net transfers to variable annuity assets decreased $38.0 million compared to the same period last year reflecting a greater allocation of funds by customers to fixed annuities rather than variable annuities and the decrease in total annuity contract receipts. Retention of fixed annuity accumulated cash value was 88.8% for the 12 months ended September 30, 2000, 4.0 percentage points lower than the same period last year.

    Following the February 23, 2000 removal of the suspension of the Company's share repurchase program through September 30, 2000, the Company repurchased 1,082,400 shares of its common stock, or 3% of the shares outstanding on December 31, 1999, at an aggregate cost of $15.1 million, or an average cost of $13.99 per share, under its stock repurchase program. Repurchases in 2000 compare to 1,075,300 shares repurchased in the first nine months of 1999 at an aggregate cost of $25.1 million. The Company's share repurchase program was suspended by its Board of Directors on August 2, 1999 related to the consideration of strategic alternatives. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. As of September 30, 2000, $96.3 million remained authorized for future share repurchases.

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

    The total capital of the Company was $567.6 million at September 30, 2000, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 24.8% of capital (excluding unrealized investment losses) at September 30, 2000 at the upper end of the Company's target operating range of 20% to 25%.

    Shareholders' equity was $418.9 million at September 30, 2000, including an unrealized loss in the Company's investment portfolio of $32.3 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $663.4 million and $16 3/8, respectively, at September 30, 2000. Book value per share was $10.34 at September 30, 2000, $11.14 excluding investment market value adjustments. At September 30, 1999, book value per share was $9.96, $10.35 excluding investment market value adjustments. The increase over the 12 months included the effects of unrealized investment gains and losses and share repurchases. Excluding these items, book value per share increased 9% over the 12-month period.

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

    As of both September 30, 2000 and December 31, 1999, the Company had short-term debt of $49.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 7.0%, as of September 30, 2000. The commitment for the Bank Credit Facility terminates on December 31, 2001.

    The Company's ratio of earnings to fixed charges for the nine months ended September 30, 2000 was 6.9x compared to 9.3x for the same period in 1999. The decline was primarily attributable to the factors affecting operating income that were described above.

    Total shareholder dividends were $13.0 million for the nine months ended September 30, 2000. In November 1999, the Board of Directors authorized the eighth increase to the Company's quarterly dividend in the eight years since the Company's initial public offering in November 1991. The regular quarterly dividend increased by 13.5% to $0.105 per share.

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

    There have been no material changes during the first nine months of 2000 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Form 10-K.

Recent Accounting Changes

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is required to be adopted in 2001. This statement will not have a material impact on the Company because it does not have significant holdings of derivatives or hedges, as defined within the context of SFAS No. 133.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"--a replacement of FASB SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transactions occurring after March 31, 2001 but is not expected to have a material impact on the Company's accounting for its lending of fixed income securities to third parties.

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

         (b) No reports on Form 8-K were filed by the Company during the third quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HORACE MANN EDUCATORS CORPORATION
                                        (Registrant)



Date   November 13, 2000                       /s/ Louis G. Lower II
     -----------------------------   ------------------------------------------

                                        Louis G. Lower II
                                         President and Chief Executive Officer



Date   November 13, 2000                       /s/ Peter H. Heckman
     ----------------------------    ------------------------------------------

                                        Peter H. Heckman
                                         Executive Vice President
                                         and Chief Financial Officer



Date   November 13, 2000                       /s/ Thomas K. Manion
     ----------------------------    ------------------------------------------

                                        Thomas K. Manion
                                         Senior Vice President
                                         and Controller