Form 10-K
period 2000-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2001-03-30
CIK 850141

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

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001, was approximately $667 million.

     As of March 1, 2001, 40,527,757 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2001 Annual Meeting of Shareholders, exclusive of disclosures made pursuant to Regulation S-K, (S) 306 and (S) 402 (i), (k) and
(l), incorporated by reference into Part III of Form 10-K.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION
                                   FORM 10-K
                         YEAR ENDED DECEMBER 31, 2000

                                     INDEX
Item
Number                                                                      Page
------                                                                      ----
                                     PART I
 1.  Business
       Forward-looking Information........................................     1
       Overview...........................................................     1
       History............................................................     3
       Selected Historical Consolidated Financial Data....................     4
       General............................................................     6
       Corporate Strategy and Marketing...................................     6
       Property and Casualty Segment......................................    10
       Annuity Segment....................................................    20
       Life Segment.......................................................    22
       Investments........................................................    24
       Cash Flow..........................................................    26
       Competition........................................................    27
       Insurance Financial Ratings........................................    28
       Regulation.........................................................    30
       Employees..........................................................    32
2.   Properties...........................................................    33
3.   Legal Proceedings....................................................    33
4.   Submission of Matters to a Vote of Security Holders..................    33

                                    PART II

5.   Market for Registrant's Common Equity and Related
       Stockholder Matters................................................    33
6.   Selected Financial Data..............................................    34
7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations..............................................    34
7A.  Quantitative and Qualitative Disclosures About Market Risk...........    34
8.   Consolidated Financial Statements and Supplementary Data.............    34
9.   Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure................................    34

                                   PART III

10.  Directors and Executive Officers of the Registrant...................    34
11.  Executive Compensation...............................................    35
12.  Security Ownership of Certain Beneficial Owners and Management.......    35
13.  Certain Relationships and Related Transactions.......................    35

                                    PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....    35

     SIGNATURES...........................................................    41
     Index to Financial Information.......................................   F-1

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

Overview

     Horace Mann Educators Corporation (together with its subsidiaries, the "Company", "Horace Mann" or "HMEC") is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. HMEC's principal insurance subsidiaries are Horace Mann Insurance Company ("HMIC"), Teachers Insurance Company ("TIC") and Horace Mann Life Insurance Company ("HMLIC"), each of which is an Illinois corporation, Allegiance Insurance Company ("Allegiance"), a California domiciled personal lines property and casualty insurance company and Horace Mann Lloyds ("HM Lloyds"), domiciled in Texas.

     The Company markets its products primarily to educators and other employees of public schools and their families. The Company's 1.1 million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs. Horace Mann is the largest national multiline insurance company focused on the niche educator market.

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

     The Company's insurance premiums written and contract deposits for the year ended December 31, 2000 were $821.7 million and operating income (net income before the after tax impact of realized investment gains and losses, restructuring charges, litigation charges and the provision for prior years' taxes) was $25.1 million. The Company's total assets were $4.4 billion at December 31, 2000. The property and casualty segment accounted for 60% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000, while accounting for 35% of operating income for the period. The annuity and life insurance segments together accounted for 40% of insurance premiums written and contract deposits for the year ended December 31, 2000 (25% and 15%, respectively), and provided 128% (77% and 51%, respectively) of operating income for the period.

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

     One of the reasons why the Company's property and casualty lines have performed better than the industry is the Company's property and casualty expense ratio, which has been consistently better than the industry ratio since 1983. During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 2000 was 20.8%.

     The Company is one of the 20 largest participants in the fixed and variable 403(b) tax-qualified annuity market according to a 2000 A.M. Best report. Approximately 70% of the Company's new annuity contract deposits in 2000 were for 403(b) tax-qualified annuities; approximately 80% of accumulated annuity value on deposit is 403(b) tax-qualified. At December 31, 2000, the accumulated value of all of the Company's annuity contracts (tax and non-tax qualified) was $2.4 billion, representing 129,000 contracts in force. For the 2000 year, 89% of the accumulated cash value of the Company's fixed annuity business remained on deposit and 84% of the Company's variable annuity business remained on deposit. All annuities issued since 1982 and approximately 78% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of such annuities, minus withdrawal penalties as applicable. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2. Total accumulated annuity funds on deposit at December 31, 2000 consisted of 44% variable annuities and 56% fixed annuities.

     The investment portfolio of the Company, including variable annuity assets under management of $1.0 billion, had an aggregate market value of $3.9 billion at December 31, 2000. Investments other than variable annuity assets consist principally of investment grade, publicly traded fixed income securities. At December 31, 2000, investments in non-investment grade securities represented 5.8% of total investments excluding variable annuity assets. There are no significant investments in mortgage loans, real estate, foreign securities or privately placed securities.

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

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the periods in the five year period ended December 31, 2000 have been audited by KPMG LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                          Year Ended December 31,
                                                            ---------------------------------------------------
                                                              2000       1999       1998      1997       1996
                                                            --------   --------   --------  --------   --------
                                                               (Dollars in millions, except per share data)
Statement of Operations Data:
  Insurance premiums written and contract deposits........  $  821.7   $  821.2   $  827.8  $  771.3   $  704.8
  Insurance premiums and contract charges earned..........     598.7      595.1      577.8     542.7      502.7
  Net investment income...................................     192.4      188.3      191.7     198.9      198.6
  Net investment income, after tax........................     129.4      126.7      128.3     132.6      132.4
  Realized investment gains (losses)......................      (9.9)      (8.0)       9.9       5.3        2.5
  Total revenues..........................................     781.2      775.4      779.4     746.9      703.8
  Amortization of intangible assets(1)....................       8.8        0.2        6.9      10.7       11.2
  Interest expense........................................      10.2        9.7        9.5       9.4       10.5
  Income from continuing operations before income taxes...       9.7       93.4      116.8     119.6      100.6
  Income from continuing operations(2)....................      20.8       44.5       85.3      87.1       73.8
  Discontinued operations(3)..............................         -          -          -      (3.5)      (9.2)
  Net income(2)...........................................      20.8       44.5       85.3      83.6       64.6
  Operating income(4).....................................      25.1       70.7       78.9      83.6       73.1
  Ratio of earnings to fixed charges(5)...................       2.0x      10.6x      13.3x     13.7x      10.6x

Per Share Data(6):
  Basic:
    Operating income(4)...................................  $   0.62   $   1.71   $   1.82  $   1.82   $   1.56
    Realized investment gains (losses), after tax.........     (0.16)     (0.13)      0.15      0.08       0.03
    Restructuring charges, after tax......................     (0.04)         -          -         -          -
    Litigation charges, after tax.........................     (0.12)     (0.02)         -         -          -
    Provision for prior years' taxes......................      0.21      (0.48)         -         -          -
    Income from continuing operations.....................      0.51       1.08       1.97      1.90       1.57
    Discontinued operations(3)............................         -          -          -     (0.08)     (0.19)
    Net income............................................      0.51       1.08       1.97      1.82       1.38
  Diluted:
    Operating income(4)...................................  $   0.61   $   1.70   $   1.80  $   1.80   $   1.54
    Realized investment gains (losses), after tax.........     (0.15)     (0.13)      0.15      0.07       0.03
    Restructuring charges, after tax......................     (0.04)         -          -         -          -
    Litigation charges, after tax.........................     (0.12)     (0.02)         -         -          -
    Provision for prior years' taxes......................      0.21      (0.48)         -         -          -
    Income from continuing operations.....................      0.51       1.07       1.95      1.87       1.55
    Discontinued operations(3)............................         -          -          -     (0.07)     (0.19)
    Net income............................................      0.51       1.07       1.95      1.80       1.36
  Shares of Common Stock-weighted average:
    Basic.................................................      40.8       41.2       43.2      45.8       47.0
    Diluted...............................................      41.0       41.7       43.8      46.5       47.6
  Shares of Common Stock - ending outstanding.............      40.5       41.0       42.1      44.3       47.3
  Cash dividends..........................................  $   0.42   $ 0.3825   $ 0.3325  $ 0.2825   $   0.22

Balance Sheet Data, at Year End:
  Total investments.......................................  $2,912.3   $2,630.2   $2,840.8  $2,769.0   $2,784.3
  Total assets............................................   4,420.6    4,253.8    4,395.5   4,131.9    3,861.0
  Total policy liabilities................................   2,362.3    2,341.3    2,308.0   2,278.6    2,310.0
  Short-term debt.........................................      49.0       49.0       50.0      42.0       34.0
  Long-term debt..........................................      99.7       99.7       99.6      99.6       99.6
  Total shareholders' equity..............................     428.0      400.1      496.6     506.0      484.4
  Book value per share(7).................................  $  10.56   $   9.75   $  11.80  $  11.43   $  10.25

                                                        (continued on next page)

                                                                           Year Ended December 31,
                                                              --------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                (Dollars in millions, except per share data)
Segment Information:
  Insurance premiums written and contract deposits
    Property and casualty..................................   $  493.5   $  495.1   $  487.8   $  458.0   $  427.1
    Annuity................................................      206.4      205.7      223.3      199.2      166.9
    Life...................................................      121.8      120.4      116.7      114.1      110.8
        Total..............................................      821.7      821.2      827.8      771.3      704.8
  Operating income(4)
    Property and casualty..................................   $    8.9   $   39.5   $   53.2   $   61.4   $   54.0
    Annuity................................................       19.3       27.3       23.1       19.3       16.3
    Life...................................................       12.9       14.6       12.4       12.9       12.1
    Corporate and other, including interest expense........      (16.0)     (10.7)      (9.8)     (10.0)      (9.3)
        Total..............................................       25.1       70.7       78.9       83.6       73.1

Statutory Operating Data(8):
  Property and casualty:
    Loss and loss adjustment expense ratio.................       85.2%      76.3%      74.4%      71.7%      74.1%
    Expense ratio..........................................       20.8%      19.8%      19.3%      19.4%      19.4%
    Combined loss and expense ratio(9).....................      106.0%      96.1%      93.6%      91.1%      93.5%
    Industry average combined loss
      and expense ratio(9)(10).............................      110.3%     107.8%     105.6%     101.6%     105.8%
    Personal lines industry segment average combined
      loss and expense ratio(9)(10)........................      110.0%     104.5%     102.7%      99.8%     104.9%
  Annuity accumulated value on deposit.....................   $2,366.9   $2,487.3   $2,475.5   $2,314.2   $2,075.5
  Life insurance in force..................................   $ 12,637   $ 12,300   $ 11,799   $ 11,188   $ 10,645
  Adjusted capital and surplus of insurance subsidiaries
    (includes investment reserves)(11).....................   $  405.8   $  405.7   $  379.8   $  372.3   $  404.6

-----------
(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of Allegiance.
(2) 1999 includes a non-recurring charge of $20.0 million, or $0.48 per share, to record an additional federal income tax provision representing the Company's maximum exposure for disputed prior years' taxes (for tax years 1994 through 1997). 2000 includes a non-recurring benefit of $8.7 million, or $0.21 per share, from resolution of tax years 1994 through 1996.
(3) In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business and during 1997 the Company accelerated the withdrawal. Group medical results net of taxes are reported separately as discontinued operations and 1997 and 1996 include additional after tax charges of $3.5 million, or $0.07 per diluted share, and $3.9 million, or $0.08 per diluted share, respectively, for estimated losses during the phase-out period.
(4) Income from continuing operations before the after tax impact of realized investment gains and losses, restructuring charges, litigation charges, provision for prior years' taxes, debt retirement costs and discontinued operations.
(5) For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before income taxes and interest expense (including amortization of debt issuance cost), and "fixed charges" consist of interest expense (including amortization of debt issuance cost).
(6) Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units and warrants prior to their repurchase in 1999.
(7) Due to the adoption by the Company on January 1, 1994 of Financial Accounting Standard No. 115 ("FAS 115"), total shareholders' equity included a decrease, net of taxes, of $4.0 million and $40.0 million at December 31, 2000 and 1999 and an increase, net of taxes, of $57.3 million, $62.2 million and 29.7 million at December 31, 1998, 1997 and 1996, respectively. Excluding the FAS 115 market value accounting for investments, book value per share was $10.66, $10.73, $10.44, $10.03 and $9.62 at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
(8) Statutory data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices and filed with insurance regulatory authorities.
(9) Property and casualty combined loss and expense ratio includes policyholder dividends.
(10) Source: Best's Aggregates and Averages (1997 through 2000 Eds.). The industry averages for the year ended December 31, 2000 are from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2001, published by A.M. Best.
(11) Investment reserves were the Asset Valuation Reserves.

General

     The Company markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. The following table sets forth by segment the amount of insurance premiums written and contract deposits for the Company for the periods indicated.

               Insurance Premiums Written and Contract Deposits
                             (Dollars in millions)

                                         Year Ended December 31,
                              ---------------------------------------------
                                   2000            1999           1998
                              -------------   -------------   -------------
     Property and casualty..  $493.5   60.1%  $495.1   60.3%  $487.8   58.9%
     Annuity................   206.4   25.1    205.7   25.0    223.3   27.0
     Life...................   121.8   14.8    120.4   14.7    116.7   14.1
                              ------  -----   ------  -----   ------  -----
         Total..............  $821.7  100.0%  $821.2  100.0%  $827.8  100.0%
                              ======  =====   ======  =====   ======  =====

Corporate Strategy and Marketing

  The Horace Mann Value Proposition

     In April 2000, the Company's management announced steps to re-energize the Company's core business and accelerate growth of the Company's revenues and profits. These initiatives are intended to make the Company's products more responsive to customer needs and preferences and expand the Company's product lines within the personal financial services segment; grow and strengthen the agent force and make the Company's agents more productive by improving the products, tools and support the Company provides to them; increase cross-selling and improve retention in the existing book of business; expand the Company's penetration of targeted geographic areas and new segments of the educator market; and broaden the Company's distribution options to complement and extend the reach of the Company's agent force.

     Further analysis of these strategic initiatives was completed in the third quarter of 2000. During the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. The Company has begun targeting high-priority geographic markets with dedicated staff teams. New compensation and evaluation systems are being implemented to improve the performance of the Company's agents and agency managers. New approaches to customer service are being developed and tested that will free agents to spend more time selling. Additional distribution options are being examined to capitalize fully on the value of the Company's payroll deduction slots in schools across the country. And, the Company will increase its use of technology to improve the efficiency of its agency force and its administrative operations.

     The Horace Mann Value Proposition states the core of the Company's strategy to reignite its growth: Provide lifelong financial well-being for educators and their families through personalized service, advice and a full range of tailored insurance and financial products.

  Target Market

     The Company's target market through 2000 consisted of educators and other employees of public schools and their families. The Company also sold its products to other education-related customers, including private school teachers, education support personnel, and their families, and customer referrals. Horace Mann is the largest national multiline insurance company focused on the niche educator market. In 2001 and beyond, the Company will expand its service to the educator market by also targeting Kindergarten - 12 teachers at private schools, kindergarten - 12 principals and administrators at both public and private schools, faculty and staff at junior and community colleges, and college students majoring in education.

     The U.S. Department of Education estimates that there are approximately 4 million elementary and secondary teachers in public and private schools in the United States. It also estimates that the number of public and private school teachers is growing approximately 1% annually. Recent federal programs which reduce class size and add additional teachers may increase this growth rate. In addition to increases in the number of teachers that result from growth in the general population and in the number of school age children, turnover among the teacher population increases the size of the Company's target market. Annual turnover of 8% in the educator market, combined with the 1% growth rate cited above, results in a 9% annual increase in the Company's niche market. New teachers and educational support personnel are solicited by the Company's agents and the Company attempts to retain customers who have retired or left the teaching profession. The Company's 1.1 million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs.

  Exclusive Agency Force

     A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time agents who are employees of the Company trained to sell multiline products. As of December 31, 2000, the Company employed 978 full-time agents, including 668 agents having more than two years of experience with the Company. Many of the Company's agents were previously teachers or other members of the education profession who both understand their customers' needs and maintain relationships with current and former educators. The Company's agents market and write the full range of the Company's products with all agents licensed in both property and casualty and life products and approximately 70% of experienced agents licensed by the National Association of Securities Dealers, Inc. ("NASD") to sell variable annuities. They are under contract to market and write only those products authorized by the Company. The agency force is managed through 68 agency offices in 39 states.

     The Company's service commitment to its policyholders begins with personal contact at the point of sale between the Company's agents and potential policyholders. In addition, the Company's agents often have direct access to school premises, placing them in an advantageous position to write and service individual insurance business for educators. In surveys, the Company's customers have stated that important reasons for choosing and staying with Horace Mann are the personal service and broad array of products the Company's agents deliver as well as education association sponsorships. Management believes that Horace Mann's name recognition and policyholders' loyalty lead to new customers and cross selling of additional insurance products. At December 31, 2000, 33% of the Company's 1.1 million customers had more than one Horace Mann product.

     The Company's agents pre-underwrite policy applicants. The Company structures its agent training and its agent compensation to provide incentives for agents to adhere to the Company's underwriting standards and practices and business growth plans. Agents' compensation increases by writing more profitable business, not just additional business. Agents' compensation after an initial two-year period is comprised entirely of commissions and incentive bonuses based on profitability of insurance written, retention of customers and sales. In 2000, incentive bonuses represented 20% of compensation for agents having more than two years of experience with nearly 95% of the bonuses based on profitability. The profitability-related portion of agent compensation is based on individual and agency loss ratios in the case of property and casualty policies, where permitted by law, and persistency in the case of life policies.

     The Company is in the process of changing what is expected from its agents. Prior to 2001, agent compensation focus and rewards centered around profitability, service and tenure with the Company. The new direction will continue to focus on profitability but will also place a greater emphasis on individual agent productivity, new premium growth, educator business, cross-selling and business retention. New compensation programs for both agents and agency managers will be implemented in 2001 and will reflect the new direction. Management believes that the revised compensation structure along with other strategic initiatives will have a positive impact on agent productivity in the future and will continue to help produce more profitable business.

  Geographic Composition of Business

     The Company's business is geographically diversified. Based on direct insurance premiums earned and contract deposits for all product lines for the year ended December 31, 2000, the top five states and their portion of total premiums were North Carolina, 7.9%; Texas, 6.0%; Massachusetts, 5.3%; Illinois, 5.2%; and Minnesota, 5.0%.

     HMEC's property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 2000:

                 Property and Casualty Segment Top Ten States
                             (Dollars in millions)

                                                    Property and Casualty
                                                           Segment
                                                   ------------------------
                                                     Direct        Percent
     State                                         Premiums(1)     of Total
     -----                                         -----------     --------
     Massachusetts.................................   $ 35.6          7.2%
     North Carolina................................     35.2          7.1
     California....................................     33.8          6.8
     Texas.........................................     32.3          6.5
     Minnesota.....................................     31.4          6.4
     Florida.......................................     28.2          5.7
     Pennsylvania..................................     22.8          4.6
     Michigan......................................     20.8          4.2
     South Carolina................................     19.8          4.0
     Georgia.......................................     16.1          3.3
                                                      ------        -----
        Total of top ten states....................    276.0         55.8
     All other areas...............................    218.5         44.2
                                                      ------        -----
        Total direct premiums......................   $494.5        100.0%
                                                      ======        =====

---------
(1) Defined as earned premiums before reinsurance and is determined under statutory accounting practices.

     HMEC's principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 2000:

               Combined Life and Annuity Segments Top Ten States
                             (Dollars in millions)

                                            Direct Premiums and   Percent
     State                                  Contract Deposits(1)  of Total
     -----                                  --------------------  --------
     North Carolina..........................      $ 29.7            9.0%
     Illinois................................        29.2            8.8
     Virginia................................        20.8            6.3
     Tennessee...............................        19.6            5.9
     Texas...................................        16.8            5.1
     Indiana.................................        14.4            4.4
     Maine...................................        11.8            3.6
     Louisiana...............................        10.5            3.2
     South Carolina..........................        10.5            3.2
     Pennsylvania............................        10.1            3.1
                                                   ------          -----
        Total of top ten states..............       173.4           52.6
     All other areas.........................       156.4           47.4
                                                   ------          -----
        Total direct premiums................      $329.8          100.0%
                                                   ======          =====

------------
(1)  Determined under statutory accounting practices.

  National, State and Local Education Associations

     The Company estimates that less than half of its policyholders are members of the National Education Association ("NEA"), the nation's largest confederation of state and local teachers' associations. NEA has approximately
2.5 million members.

     The Company has had a long relationship with NEA and many of the state and local education associations affiliated with NEA. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management on a regular basis. These meetings provide management with the opportunity to better assess the present and future needs of its target market and to cultivate better relations with education association leaders. In certain states, where approved by the applicable state insurance departments, state or local association members are entitled to a discount on premiums for certain property and casualty insurance products sold by the Company and to additional product features and coverages.

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

     It is the practice of NEA and affiliated state and local education associations to "sponsor" various insurance products and services, including those of the Company and its competitors. "Sponsorship" is generally determined independently by each of these organizations. Being "sponsored" generally means that NEA and such state and local associations evaluate a product, authorize the use of their names in connection with the marketing of the product and, in some instances, recommend that their membership consider buying the product. From time to time during the past 30 years, NEA has sponsored various Company products and currently sponsors the Company's homeowners policy, which was co-sponsored by 39 NEA-affiliated state associations as of December 31, 2000. Since 1988, the Company's homeowners policy was the only product of the Company that was sponsored by NEA (exclusive of the educator excess professional liability insurance policy purchased by NEA as described above). NEA-affiliated education associations in 41 states sponsor products of the Company other than homeowners. NEA-affiliated education associations in 46 states sponsor one or more of the Company's products. In many cases, associations that sponsor one of the Company's products also sponsor competing products. The Company does not pay NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for advertising that appears in NEA and state education association publications.

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

     In addition to its longstanding relationships with NEA and affiliated state and local education associations, the Company has established its brand name through its annual scholarship program for dependents of public school employees; its annual educator surveys; sponsorship of the National Teacher Hall of Fame; participation in the national conventions of the American Association of School Administrators (AASA), the National Association of Elementary School Principals (NAESP) and the National Association for Sport and Physical Education; sponsorship of the educator and student resource website www.reacheverychild.com and availability of educator information on the Company's website www.horacemann.com as well as local agent contacts with school districts. The Company tailors its products to the educator market, including certain educator-specific features and hybrid products, which distinguishes the Company's products from competitors.

  Educator Credit Union Relationships

     As of December 31, 2000, the Company had established relationships with over 100 educator credit unions serving over 700,000 members in 37 states. Beginning in 2001, and consistent with the restructuring actions the Company took in the fourth quarter of 2000, the educator credit union distribution system has been integrated into the Company's core marketing organization, with Horace Mann agents providing service for all of the credit union relationships. Prior to 2001, at some of those credit unions, a salaried representative of the Company was available to meet with prospective customers, while other of those credit unions referred their members to the Company and its agents for their insurance needs. The Company's future strategy regarding educator credit union relationships is under further review.

Property and Casualty Segment

     The property and casualty segment represented 60% of the Company's total insurance premiums and contract deposits and 35% of the Company's operating income in 2000.

     The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2000 represented 45% of the Company's total insurance premiums written and contract deposits and 75% of property and casualty net written premiums. As of December 31, 2000, the Company had approximately 588,000 voluntary automobile policies in force with annual premiums of approximately $414 million. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have no accidents and no more than one violation. The Company has instituted a program in a limited number of states to provide non-preferred risk coverage to the educator market, with a third-party vendor underwriting such insurance and the Company receiving a commission on its sale. The Company has also begun implementation of a tiered rating system to enhance its ability to differentiate automobile risk by price. Adopting a tiered rating system allows the Company to better match premiums to risk, so the best drivers pay the lowest rates. And, with more flexibility in pricing, the Company can write insurance for educators who in the past might not have met the Company's underwriting standards.

     In 2000, homeowners insurance represented 14% of the Company's total insurance premiums written and contract deposits and 24% of property and casualty premiums. The Company writes primarily residential homes. As of December 31, 2000, the Company had approximately 288,000 homeowners policies in force with annual premiums of approximately $120 million. A tiered rating system has also been implemented for homeowners business.

     The educator excess professional liability insurance represented the remaining 1% of the Company's 2000 property and casualty premiums. See "Business - Corporate Strategy and Marketing - National, State and Local Education Associations."

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

                         Property and Casualty Segment
                   Selected Historical Financial Information
                             (Dollars in millions)

                                                          Year Ended December 31,
                                                          ------------------------
                                                           2000     1999     1998
                                                          ------   ------   ------
   Statement of Operations Data:
     Insurance premiums written(1)......................  $493.5   $495.1   $487.8
     Insurance premiums earned(1).......................   490.0    491.1    476.4
     Net investment income..............................    35.7     37.0     38.9
     Operating income before income taxes...............     3.8     54.6     66.5
     Operating income...................................     8.9     39.5     53.2
     Net investment income, after tax...................    27.6     28.3     29.0
     Catastrophe costs, after tax.......................    10.5     12.7     18.5

   Statutory Operating Statistics:
     Loss and loss adjustment expense ratio.............    85.2%    76.3%    74.4%
     Expense ratio......................................    20.8%    19.8%    19.3%
     Combined loss and expense ratio
       (including policyholder dividends)...............   106.0%    96.1%    93.6%
     Combined loss and expense ratio before
       catastrophes (including policyholder dividends)..   102.7%    92.2%    87.7%

   GAAP Operating Statistics:
     Loss and loss adjustment expense ratio.............    85.2%    76.3%    74.4%
     Expense ratio......................................    20.9%    19.7%    19.3%
     Combined loss and expense ratio
       (including policyholder dividends)...............   106.1%    96.0%    93.7%
     Combined loss and expense ratio before
       catastrophes (including policyholder dividends)..   102.8%    92.1%    87.8%

   Automobile and Homeowners (Voluntary):
     Insurance premiums written.........................  $473.2   $470.7   $459.0
     Insurance premiums earned..........................   469.4    465.0    449.9
     Policies in force (in thousands)...................     876      872      859

-----------
(1) After the Company's portion of the March 2000 industry settlement of automobile insurance rate filings in North Carolina, which reduced the Company's premiums by $2.3 million for the year ended December 31, 2000.

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

            Property and Casualty Combined Loss and Expense Ratio(1)

                                                                Property and
                                 The        Personal Lines        Casualty
                              Company(2)  Industry Segment(3)    Industry(3)
                              ----------  -------------------  ---------------
   Year Ended December 31,
     2000...................    106.0%          110.0%              110.3%
     1999...................     96.1           104.5               107.8
     1998...................     93.6           102.7               105.6
     1997...................     91.1            99.8               101.6
     1996...................     93.5           104.9               105.8
     1995...................     93.3           103.5               106.5
     1994...................     93.7           104.5               108.5
     1993...................     93.3           103.9               106.9
     1992...................     97.1           112.5               115.8
     1991...................     98.4           107.1               108.8

----------
(1) Combined loss and expense ratio includes policyholder dividends and is determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1991 through 1993.
(3) Source: Best's Aggregates and Averages (1992 through 2000 Eds.). 2000 is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2001, published by A.M. Best.

   Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2000 were as follows:

                               Catastrophe Costs
                             (Dollars in millions)

                                           Property and
                                 The         Casualty
                              Company(1)    Industry(2)
                              ----------  ---------------
   Year Ended December 31,
     2000...................    $16.2        $ 4,300.0
     1999...................     19.6          8,320.0
     1998...................     28.4         10,070.0
     1997...................      6.2          2,600.0
     1996...................     20.9          7,370.0
     1995...................     13.9          8,320.0
     1994...................     16.2         17,010.0
     1993...................      8.3          5,620.0
     1992...................     13.3         22,970.0
     1991...................      9.9          4,730.0

----------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company's individually significant catastrophe losses net of reinsurance were as follows:

       2000 - $5.0 million, May tornadoes; $2.7 million December winter storms. 1999 - $5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
       1998 - $7.9 million, May Minnesota hailstorm; $2.9 million, May Upper
              Midwest hailstorm; $2.0 million, June Midwest wind/hail;
              $1.6 million, Hurricane Georges.
       1997 - $1.4 million, July wind/hail/tornadoes; $1.1 million, Denver,
              Colorado hailstorm.
       1996 - $8.2 million, Hurricane Fran.
       1995 - $2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane
              Opal.
       1994 - $6.0 million, Northridge, California earthquake.
       1993 - $2.2 million, East Coast blizzard.
       1992 - $1.9 million, Hurricane Andrew.
       1991 - $1.0 million, Hurricane Bob.
(2) Source: Insurance Services Office, Inc. news release dated January 23, 2001. These amounts are before reinsurance and federal income tax benefits and exclude all loss adjustment expenses.

   During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.7 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 2000 was 20.8%.

   The table below compares the Company's expense ratios with published industry averages.

                     Property and Casualty Expense Ratio(1)

                                                                Property and
                                 The        Personal Lines        Casualty
                              Company(2)  Industry Segment(3)    Industry(3)
                              ----------  -------------------  ---------------
   Year ended December 31,
     2000...................     20.8%           25.3%               27.5%
     1999...................     19.8            25.6                28.0
     1998...................     19.3            25.0                27.7
     1997...................     19.4            24.3                27.1
     1996...................     19.4            23.4                26.4
     1995...................     19.8            23.7                26.3
     1994...................     19.8            23.5                26.0
     1993...................     19.6            23.9                26.2
     1992...................     19.6            24.4                26.6
     1991...................     19.8            24.7                26.4

----------
(1)  Determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during each of the years from 1991 through 1993.
(3) Source: Best's Aggregates and Averages (1992 through 2000 Eds.). The 2000 personal lines result is an estimate from A.M. Best. The 2000 total industry result is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2001, published by A.M. Best.

 Property and Casualty Reserves

   In eight of the last ten years the Company's property and casualty reserves have developed cumulative redundancies. At December 31, 2000, 99.4% of the Company's net reserves for claims and claims expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses.

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

   In the fourth quarter of 2000, the Company conducted a comprehensive review of all components of its property and casualty reserves. As a result of that review, the Company increased total property and casualty reserves for prior years by $24.7 million at December 31, 2000. This increase consisted of approximately $6 million strengthening of prior years' direct reserves, primarily automobile, based on the further analysis of adverse trends which emerged during 2000. It also included an approximately $17 million reduction of ceded reserves resulting from the adoption of a different actuarial method to reflect more accurately prior years' loss experience. This reduction of the ceded reserves was related to automobile facility business in four states, primarily Massachusetts. Prior years' reserves for automobile and homeowners business assumed from state reinsurance facilities were also strengthened by $1.8 million at December 31, 2000. In total, these reserve actions result in a level of reserve adequacy that is consistently conservative with the Company's estimates in recent years but which, in hindsight, did not exist at year-end 1999.

   For the full year, net strengthening of reserves to provide for the adverse development of property and casualty claims occurring in prior years, excluding involuntary business, was $20.9 million in 2000, compared to favorable development of $7.6 million recognized in the year ended December 31, 1999. Full year strengthening of total reserves for property and casualty claims occurring in prior years was $22.7 million in 2000, compared to favorable development of $4.6 million recognized in the year ended December 31, 1999.

   Due to the inherent uncertainty in estimating reserves for claims and claims expenses, there can be no assurance that ultimate liabilities will not exceed amounts reserved, with a resulting adverse effect on the Company. Management believes that the Company's overall reserve levels at December 31, 2000 are more than adequate to meet its future obligations.

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

  Reconciliation of Property and Casualty Claims and Claims Expenses Reserves
                             (Dollars In millions)

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                        2000    1999     1998
                                                                      ------  ------   ------
   Gross reserves, beginning of year................................  $299.8  $298.9   $310.6
     Less reinsurance recoverables..................................    64.4    55.9     41.3
                                                                      ------  ------   ------
   Net reserves, beginning of year..................................   235.4   243.0    269.3
                                                                      ------  ------   ------
   Incurred claims and claims expense:
     Claims occurring in the current year...........................   394.7   379.5    379.6
     Increase (decrease) in estimated reserves for claims
       occurring in prior years(1):
         Policies written by the Company............................    20.9    (7.6)   (23.3)
         Business assumed from state reinsurance facilities.........     1.8     3.0     (1.6)
                                                                      ------  ------   ------
           Total increase (decrease)................................    22.7    (4.6)   (24.9)
                                                                      ------  ------   ------
         Total claims and claims expense incurred...................   417.4   374.9    354.7
                                                                      ------  ------   ------
   Claims and claims expense payments for claims occurring during:
     Current year...................................................   247.4   240.0    239.0
     Prior years....................................................   155.6   142.5    142.0
                                                                      ------  ------   ------
         Total claims and claims expense payments...................   403.0   382.5    381.0
                                                                      ------  ------   ------
   Net reserves, end of period......................................   249.8   235.4    243.0
     Plus reinsurance recoverables..................................    49.1    64.4     55.9
                                                                      ------  ------   ------
   Gross reserves, end of period(2).................................  $298.9  $299.8   $298.9
                                                                      ======  ======   ======

__________________________
(1) Shows the amounts by which the Company decreased or increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information. Also refer to the fourth and third paragraphs preceding this table for additional information regarding the increase in reserves recorded in 2000.
(2) Unpaid claims and claims expense as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $10.0 million, $9.8 million and $8.5 million at December 31, 2000, 1999 and 1998, respectively, in addition to property and casualty reserves.

     The provision for claims and claims expenses for insured events in prior years increased by $22.7 million and decreased by $4.6 million and $24.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The reserve strengthening recorded in 2000 is described above. The favorable claim development experienced in 1999 and 1998 resulted primarily from improving trends in the frequency and severity of voluntary automobile claims. Future reserve actions, if any, will depend on claim trends.

     The year-end 2000 gross reserves of $298.9 million for property and casualty insurance claims and claims expense, as determined under GAAP, were $49.1 million more than the reserve balance of $249.8 million recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third parties totaling $49.1 million that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting.

     Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

                        Impact of Catastrophe Losses(1)
                             (Dollars in millions)

                                             Year Ended December 31,
                                          --------------------------
                                            2000      1999      1998
                                          ------    ------    ------
   Claims and claims expense incurred...  $417.4    $374.9    $354.7
   Amount attributable to catastrophes..    16.1      19.4      28.0
                                          ------    ------    ------
     Excluding catastrophes.............  $401.3    $355.5    $326.7
                                          ======    ======    ======

   Claims and claims expense payments...  $403.0    $382.5    $381.0
   Amount attributable to catastrophes..    14.2      17.4      25.2
                                          ------    ------    ------
     Excluding catastrophes.............  $388.8    $365.1    $355.8
                                          ======    ======    ======

-----------------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

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

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 1999 to be $150 thousand was first reserved in 1990 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1990-1998 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

                                                      Property and Casualty
                                          Claims and Claims Expense Reserve Development
                                                      (Dollars in millions)

                                                                           December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                  1990     1991     1992     1993     1994     1995     1996      1997     1998     1999     2000
                                  ----     ----     ----     ----     ----     ----     ----      ----     ----     ----     ----
Gross reserves for property
 and casualty claims and
 claims expenses................ $319.4   $331.5   $358.2   $373.5   $389.1   $369.7   $340.4    $310.6   $298.9   $299.8   $298.9
Deduct: Reinsurance
 recoverables...................   20.9     14.8     17.7     21.6     19.5     23.8     34.1      41.3     55.9     64.4     49.1
                                 ------   ------   ------   ------   ------   ------   ------    ------   ------   ------   ------
Net reserves for property
 and casualty claims and
 claims expenses................  298.5    316.7    340.5    351.9    369.6    345.9    306.3     269.3    243.0    235.4    249.8
Increase in reserves due
 to purchase of Allegiance
 Insurance Company:
    Gross reserves for property
     and casualty claims and
     claims expenses............      -        -        -     30.6        -        -        -         -        -        -        -
    Deduct: Reinsurance
     recoverables...............      -        -        -      0.6        -        -        -         -        -        -        -
                                 ------   ------   ------   ------   ------   ------   ------    ------   ------   ------   ------
   Net reserves for property
    and casualty claims and
    claims expenses.............      -        -        -     30.0        -        -        -         -        -        -        -
Paid cumulative as of:
 One year later.................  111.3    116.1    117.6    133.4    140.8    139.3    148.6     142.0    142.5    155.6
 Two years later................  167.4    170.0    169.6    190.5    194.5    195.3    202.1     191.4    203.2
 Three years later..............  197.1    197.2    197.8    218.4    224.2    223.0    225.1     223.0
 Four years later...............  212.9    212.1    213.6    234.1    237.9    233.8    240.2
 Five years later...............  220.7    220.5    222.6    241.0    243.1    241.4
 Six years later................  225.3    224.8    226.0    243.7    247.1
 Seven years later..............  228.2    227.1    227.5    246.1
 Eight years later..............  229.5    227.9    229.0
 Nine years later...............  229.9    229.0
 Ten years later................  230.7
Reserves reestimated as of:
 End of year....................  298.5    316.7    340.5    381.9    369.6    345.9    306.3     269.3    243.0    235.4    249.8
 One year later.................  279.9    297.3    306.1    327.6    314.0    283.4    261.2     244.4    238.4    258.1
 Two years later................  266.7    272.1    267.7    281.9    269.2    249.6    250.2     239.3    261.2
 Three years later..............  246.7    246.8    246.4    258.1    251.4    245.8    247.8     254.9
 Four years later...............  236.5    235.2    233.3    249.3    248.9    243.8    257.1
 Five years later...............  227.8    232.4    229.8    229.7    247.4    250.9
 Six years later................  230.8    230.1    230.0    246.6    252.9
 Seven years later..............  231.1    230.1    229.8    250.2
 Eight years later..............  231.7    230.0    231.9
 Nine years later...............  231.8    231.2
 Ten years later................  232.4
Reserve redundancy (deficiency)
 - initial net reserves in
 excess of (less than)
 reestimated reserves:
    Amount(1)................... $ 66.1   $ 85.5   $108.6   $131.7   $116.7   $ 95.0   $ 49.2    $ 14.4   $(18.2)  $(22.7)
    Percent.....................   22.1%    27.0%    31.9%    34.5%    31.6%    27.5%    16.1%      5.3%    -7.5%    -9.6%

Gross reestimated
 liability - latest............. $245.2   $257.8   $260.4   $278.7   $281.5   $273.9   $285.1    $284.5   $300.9   $302.3
Reestimated reinsurance
 recoverables - latest..........   12.8     26.6     28.5     28.5     28.6     23.0     28.0      29.6     39.7     44.2
                                 ------   ------   ------   ------   ------   ------   ------    ------   ------   ------
Net reestimated
 liability - latest.............  232.4    231.2    231.9    250.2    252.9    250.9    257.1     254.9    261.2    258.1
Gross cumulative excess
 (deficiency)(1)................ $ 74.2   $ 73.7   $ 97.8   $125.4   $107.6   $ 95.8   $ 55.3    $ 26.1   $ (2.0)  $ (2.5)
                                 ======   ======   ======   ======   ======   ======   ======    ======   ======   ======

-----------------
(1) See "Business - Property and Casualty - Property and Casualty Reserves."

     As the table above illustrates, the Company's net reserve for property and casualty insurance claims and claims expense at the end of 1999 was strengthened in 2000 by $22.7 million, while gross reserves were strengthened $2.5 million. The strengthening of net reserves for property and casualty claims and claims expenses in 2000 included a reduction of ceded reserves of approximately $17 million. See "Business - Property and Casualty - Property and Casualty Reserves."

  Property and Casualty Reinsurance

     All reinsurance is obtained through contracts which generally are renewed each calendar year; however, the catastrophe, liability and property reinsurance program effective January 1, 2000, as well as the treaty effective January 1, 2001, are three year contracts with rate guarantees. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant due to the Company's emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2000 were also insignificant.

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

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence for 52% of the coverage in 2001 and above a retention of $7.5 million per occurrence up to $80 million per occurrence for the remaining 48% of the coverage in 2001. In 2000, the retention for all of the coverage was $7.5 million per occurrence up to $80 million per occurrence in 2000. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $10.3 million up to $46.3 million with the Florida Hurricane Fund, based on the Fund's resources. These programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. For liability coverages, in both 2000 and 2001, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $250,000 up to $2.5 million in 2000 and 2001.

   The following table identifies the Company's most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company's aggregate reinsured catastrophe coverage and their rating by Standard & Poor's Corporation ("S&P" or "Standard & Poor's") and A.M. Best. No other single reinsurer's percentage participation in 2001 or 2000 exceeds 5%.

         Property Catastrophe Reinsurance Participants In Excess of 5%

                                                                                            Participation
  S&P       A.M. Best                                                                       -------------
 Rating     Rating                  Reinsurer                        Parent                  2001    2000
---------   ---------     ------------------------------    ----------------------------     ----    ----
  AA           A+         AXA Reinsurance Company           AXA Group                          15%     15%
  AA           A++        Erie Insurance Exchange                                              14%     12%
  A            A          Continental Casualty Company*     Loews Corporation                   7%      6%
  A+           A          Lloyd's of London Syndicates**                                        7%      6%
  AAA          A++        American Re-insurance Company     Muenchener Rueckversicherungs-
                                                              Gesellschaft AG (Munich Re)
                                                              of Germany                        6%      6%
  AA           A+         St. Paul Fire and Marine
                            Insurance Company               The St. Paul Companies, Inc.        6%     10%

-------------
* Includes 2 percentage points and 1 percentage point from CNA Reinsurance Company Ltd. of London, England in 2001 and 2000, respectively.
** For 2001 and 2000, the participation by Lloyd's of London in the Company's catastrophe reinsurance program is disbursed among 11 syndicates.

     For 2001, property catastrophe reinsurers representing 99.6% of the Company's aggregate reinsured catastrophe coverage were rated "A- (Excellent)" or above by A.M. Best or "A" or above by S&P.

Annuity Segment

     Educators in the Company's target market benefit from the provisions of
Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of not-for-profit private schools to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company has offered tax-qualified annuities to its marketplace, designed to allow contractholders to benefit from these tax provisions, since 1961, the year Congress created this option for educators. The Company is one of the 20 largest participants in the fixed and variable 403(b) tax-qualified annuity market according to a 2000 A.M. Best report. Approximately 70% of the Company's new annuity contract deposits in 2000 were for 403(b) tax-qualified annuities; approximately 80% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2000, annuities represented 25% of the Company's total insurance premiums written and contract deposits and 77% of the Company's operating income.

     The Company sells fixed and variable tax-qualified annuities primarily under its combination contract which allows the contractholder to allocate funds to both fixed and variable alternatives. The features of the Company's combination fixed/variable annuity contract contribute to business retention. Contractholders can change at any time their allocation of deposits between a guaranteed interest rate fixed account and 30 mutual fund investment options. Prior to 2000, the Company had the fixed account and only seven mutual fund investment options. In May 2000, the Company introduced two additional variable mutual fund investment options. In September 2000, in time for the Company's important back-to-school selling season, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that assists educator customers in selecting the best retirement investment options for their individual needs and circumstances.

     Under the fixed account option, both the principal and a rate of return are guaranteed. The 30 mutual fund options include funds managed by some of the best-known names in the mutual fund industry, such as Fidelity, Strong, J.P. Morgan, Wilshire, T. Rowe Price, Putnam, Neuberger Berman, Alliance Capital, Ranier, Davis and Warburg Pincus, offering the Company's customers several investment options, regardless of their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2000 was $2.4 billion.

     For the year ended December 31, 2000, 86% of the total accumulated cash value of the Company's annuity business remained on deposit, compared to average retention of 89% for stock life insurance companies for 1999, as reported by A.M. Best. Total accumulated cash value retention for the last three months of 2000 improved to 88% following the Company's expansion of variable investment options and introduction of its proprietary asset allocation software. All annuities issued since 1982 and approximately 78% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn, compared to an average of 39% of accumulated values subject to withdrawal penalties for stock life insurance companies for 1999, as reported by A.M. Best. For the Company, withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of such annuities, minus withdrawal penalties as applicable. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2. Total accumulated annuity funds on deposit at December 31, 2000 consisted of 44% variable annuities and 56% fixed annuities. The growth of the annuity segment over the last five years has come primarily from the variable annuity product.

  Selected Historical Financial Information For Annuity Segment

     The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                Annuity Segment
                   Selected Historical Financial Information
               (Dollars in millions, unless otherwise indicated)

                                                                   Year Ended December 31,
                                                               --------------------------------
                                                                   2000        1999        1998
                                                               --------    --------    --------
   Statement of Operations Data:
     Contract deposits:
       Variable..............................................  $  121.1    $  129.2    $  138.6
       Fixed.................................................      85.3        76.5        84.7
         Total...............................................     206.4       205.7       223.3
     Contract charges earned.................................      17.0        16.7        15.6
     Net investment income...................................     105.4       105.3       107.7
     Net interest margin (without realized gains)............      39.3        38.1        35.7
     Net margin (includes fees and contract charges earned)..      59.0        57.6        53.5
     Operating income before income taxes....................      29.2        41.8        35.4
     Operating income........................................      19.3        27.3        23.1
   Operating Statistics:
     Fixed annuity:
       Accumulated value.....................................  $1,331.8    $1,355.6    $1,352.7
       Accumulated value persistency.........................      88.7%       92.3%       92.8%
     Variable annuity:
       Accumulated value.....................................  $1,035.1    $1,131.7    $1,122.8
       Accumulated value persistency.........................      84.1%       88.5%       93.5%
     Number of contracts in force............................   128,654     125,352     120,253
     Average accumulated cash value (in dollars).............  $ 18,397    $ 19,843    $ 20,586
     Average annual deposit by contractholders (in dollars)..  $  2,282    $  2,327    $  2,416
     Annuity contracts terminated due to surrender,
       death, maturity or other:
         Number of contracts.................................    10,848       8,353       6,987
         Amount..............................................  $  322.0    $  269.2    $  224.8
     Accumulated fixed annuity value grouped
       by applicable surrender charge:
         0%..................................................  $  298.8    $  315.9    $  319.8
         5% and greater but less than 10%....................     852.3       841.4       825.3
         10% and greater.....................................      86.2       108.4       120.6
         Supplementary contracts with life contingencies
           not subject to discretionary withdrawal...........      94.5        89.9        87.0
             Total accumulated fixed annuity value...........  $1,331.8    $1,355.6    $1,352.7

Life Segment

     The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 1984, the Company introduced "Experience Life," a flexible, adjustable premium life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 2000 the Company had in force approximately 94,000 Experience Life policies representing approximately $6.4 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $70.8 million. The Company's traditional term, whole life and group life business in force consists of approximately 180,000 policies, representing approximately $6.2 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $38.7 million as of December 31, 2000. In 1997, the Company introduced a new series of five limited duration term life insurance products. In 1998, the Company introduced a new series of whole life products designed to serve the needs of customers who also want limited life insurance coverage (as low as $5,000 death benefits) but who want the features of a whole life policy. The Company does not charge any penalty for withdrawal of life insurance cash values. In 2000, the Company instituted a program to offer long-term care and variable universal life policies, with two third-party vendors underwriting such insurance and the Company receiving a commission on its sale. In 2000, the life segment represented 15% of the Company's total insurance premiums written and contract deposits, including approximately 1.5 percentage points attributable to the Company's group life and group disability income business, and 51% of the Company's operating income.

   During 2000, the average face amount of ordinary life insurance policies issued by the Company was $101,776 and the average face amount of all ordinary life insurance policies it had in force at December 31, 2000 was $55,851.

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

                                  Life Segment
                   Selected Historical Financial Information
               (Dollars in millions, unless otherwise indicated)

                                                                Year Ended December 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
   Statement of Operations Data:
     Insurance premiums and contract deposits.............   $  121.8   $  120.4   $  116.7
     Insurance premiums and contract charges earned.......       91.7       87.3       85.8
     Net investment income................................       51.2       47.0       45.4
     Operating income before income taxes.................       19.9       22.3       19.0
     Operating income.....................................       12.9       14.6       12.4

   Operating Statistics:
     Life insurance in force:
       Ordinary life......................................   $ 10,967   $ 10,749   $ 10,573
       Group life.........................................      1,680      1,551      1,226
         Total............................................     12,647     12,300     11,799
     Number of policies in force:
       Ordinary life......................................    196,361    198,898    201,689
       Group life.........................................     77,221     66,953     57,010
         Total............................................    273,582    265,851    258,699
     Average face amount in force (in dollars):
       Ordinary life......................................   $ 55,851   $ 54,520   $ 52,422
       Group life.........................................     21,756     23,166     21,505
         Total............................................     46,227     46,267     45,609
     Persistency rate (ordinary life insurance in force)..       91.0%      91.7%      92.8%
     Lapse ratio (ordinary life insurance in force).......        9.0%       8.3%       7.2%
     Ordinary life insurance terminated due to death,
       surrender, lapse or other:
         Face amount of insurance surrendered or lapsed...   $1,087.6   $  998.9   $  888.2
           Number of policies.............................     13,877     13,092      9,396
         Amount of death claims...........................   $   30.1   $   26.4   $   26.5
           Number of death claims.........................      1,317      1,326      1,300

Investments

   The Company's investments are selected to balance the objectives of minimizing interest rate exposure, providing a high current yield and protecting principal. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as an adjustment to the valuation reserve and a new cost basis is established. At December 31, 2000, investments in non-investment grade securities represented 5.8% of total investments. At December 31, 2000, fixed income securities represented 96.3% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 94.4% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 2000, and the average option adjusted duration of total investments was 4.4 years. There are no significant investments in mortgage loans, real estate, foreign securities or privately placed securities.

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

   The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary's domiciliary state. These laws prescribe the type and amount of investments that may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed bonds, other asset-backed bonds, preferred stocks, common stocks, real estate mortgages and real estate.

   The following table sets forth the carrying and market values of the Company's investment portfolio as of December 31, 2000:

                              Investment Portfolio
                             (Dollars in millions)

                                                     Percentage                  Carrying Value
                                                      of Total    -------------------------------------------
                                                      Carrying               Life and   Property and Amortized
                                                        Value      Total      Annuity     Casualty     Cost
                                                     -----------  --------  ------------  ---------  --------
   Publicly Traded Fixed Maturity Securities
     and Cash Equivalents:
       U.S. government and agency obligations(1):
         Mortgage-backed securities................      17.3%    $  504.6    $  462.0     $ 42.6    $  495.7
         Other.....................................       4.3        126.0       110.8       15.2       124.6
       Investment grade corporate and public
         utility bonds.............................      37.0      1,076.5       978.0       98.5     1,085.9
       Municipal bonds.............................      10.1        295.1         7.7      287.4       286.4
       Other mortgage-backed securities............      13.8        400.3       359.4       40.9       398.4
       Non-investment grade corporate and public
         utility bonds(2)..........................       5.8        168.7       114.5       54.2       189.3
       Foreign government bonds....................       1.1         30.6        27.8        2.8        29.3
       Short-term investments(3)...................       0.7         20.3        12.7        7.6        20.3
       Short-term investments, loaned
         securities collateral(3)..................       7.0        204.9       192.3       12.6       204.9
                                                        -----     --------    --------     ------    --------
           Total publicly traded securities........      97.1      2,827.0     2,265.2      561.8     2,834.8
                                                        -----     --------    --------     ------    --------
   Other Investments:
       Private placements, investment grade(4).....       0.2          5.8         5.7        0.1         5.4
       Private placements,
         non-investment grade (2)(4)...............         -          0.1         0.1          -         0.1
       Mortgage loans and real estate(5)...........       0.6         17.3        17.3          -        17.3
       Policy loans and other......................       2.1         62.1        61.3        0.8        62.1
                                                        -----     --------    --------     ------    --------
           Total other investments.................       2.9         85.3        84.4        0.9        84.9
                                                        -----     --------    --------     ------    --------
           Total investments(6)....................     100.0%    $2,912.3    $2,349.6     $562.7    $2,919.7
                                                        =====     ========    ========     ======    ========

__________________
(1) Includes $244.8 million market value of investments guaranteed by the full faith and credit of the United States government and $385.8 million market value of federally sponsored agency securities.
(2) A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor's Corporation ("Standard & Poor's" or "S&P") rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. ("Moody's") rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners (the "NAIC") rating for such security.
(3) Short-term investments mature within one year of being acquired and are carried at cost, which approximates market value. Short-term investments include $225.1 million in a money market fund rated "AAA" (S&P or its equivalent) and $0.1 million in certificates of deposit. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan.
(4) Market values for private placements are estimated by the Company with the assistance of its investment advisors.
(5) Mortgage loans are carried at amortized cost or unpaid principal balance less valuation reserves and real estate acquired in the settlement of debt is carried at the lower of cost or market. Carrying value is net of a $1.8 million valuation reserve for anticipated losses.
(6) Approximately 8% of the Company's investment portfolio, having a carrying value of $240.3 million as of December 31, 2000, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

  Fixed Maturity Securities

     The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 2000:

                    Rating of Fixed Maturity Securities(1)
                             (Dollars in millions)

                                           Percent
                                          of Total
                                          Carrying   Carrying    Amortized
                                            Value     Value        Cost
                                          --------   --------    ---------
     AAA................................    42.9%    $1,118.9     $1,099.7
     AA.................................     8.2        212.3        205.2
     A..................................    20.5        534.4        535.2
     BBB................................    22.8        595.6        608.5
     BB.................................     1.3         35.3         38.9
     B..................................     4.0        103.0        116.4
     CCC or lower.......................     0.1          1.8          4.0
     Not rated(2).......................     0.2          6.4          7.2
                                           -----     --------     --------
        Total...........................   100.0%    $2,607.7     $2,615.1
                                           =====     ========     ========

-----------
(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $0.5 million of publicly traded securities not currently rated by S&P, Moody's or the NAIC and $5.9 million of private placement securities not rated by either S&P or Moody's. The NAIC has rated 98.0% of these private placement securities as investment grade.

     At December 31, 2000, 35.8% of the Company's fixed maturity securities portfolio was scheduled to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of United States governmental agencies, represented 31.1% of the total investment portfolio at December 31, 2000. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

     The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2001 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $42 million.

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

Competition

     The Company operates in a highly competitive environment. There are numerous insurance companies that compete with the Company, although management believes that the Company is the largest national multiline insurance company to target the nation's educators as its primary market. In some specific instances and geographic locations competitors have specifically targeted the educator marketplace with specialized products and programs. The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance.

     For annuity business, the marketplace has begun to see a competitive impact from new entrants such as mutual funds and banks into the tax-deferred annuity products market. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company, a subsidiary of American General Corporation, has been among the Company's major tax-qualified annuity competitors. Mutual fund families, independent agent companies and financial planners are also competitors of the Company. Management believes that the significant expansion in 2000 in the number of mutual fund choices available through the Company's tax-deferred annuity product will have a positive impact on both retention and growth of its annuity business.

     The Company competes with a number of national providers of automobile and homeowners insurance, such as State Farm, Allstate and Nationwide, and several regional companies. The Company also competes for automobile business with certain direct marketing companies, such as 21st Century, American International Group (AIG) and GEICO.

     The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, and lower cost marketing approaches, such as direct marketing, mail, internet and telemarketing, compared to the Company. The Company believes that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. The Company believes that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, education association sponsorships and price.

Insurance Financial Ratings

     The Company believes that the ratings assigned to its principal insurance subsidiaries by A.M. Best, Standard & Poor's Corporation ("Standard and Poor's" or "S&P"), Fitch, Inc. ("Fitch") (formerly Duff & Phelps Credit Rating Co.) and Moody's Investors Service, Inc. ("Moody's") contribute to the Company's competitiveness.

  A.M. Best

     HMIC, TIC, Allegiance and HM Lloyds are rated "A+ (Superior)" and HMLIC is rated "A (Excellent)" by A.M. Best.

     A.M. Best's ratings for the industry range from "A++ (Superior)" to "F (In Liquidation)", and some companies are not rated. Publications of A.M. Best indicate that the "A++ and A+ (Superior)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, superior financial strengths, operating performance and market profile when compared to the standards established by A.M. Best and have a very strong ability to meet their ongoing obligations to policyholders. The "A and A- (Excellent)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, excellent financial strengths, operating performance and market profile when compared to the standards established by A.M. Best and have a strong ability to meet their ongoing obligations to policyholders. In evaluating a company's financial strength, operating performance and market profile, A.M. Best reviews the company's leverage/capitalization, capital structure/holding company, credit quality and appropriateness of reinsurance program, adequacy of loss/policy reserves, quality and diversification of assets, liquidity, profitability, revenue composition, management experience and objectives, market risk, competitive market position, spread of risk and event risk. The objective of A.M. Best's rating system is to provide an overall opinion of an insurance company's ability to meet its obligations to policyholders.

  Standard & Poor's

     Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Standard & Poor's, with the exception of HM Lloyds which is not yet rated by Standard & Poor's. As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, Standard & Poor's placed the Company's financial strength ratings on "CreditWatch with negative implications." Management anticipates that the CreditWatch status will be resolved in the second quarter of 2001, based on further dialog between management and Standard and Poor's.

     S&P publications define financial strength ratings as follows. A Standard & Poor's Insurer Financial Strength Rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. This opinion is not specific to any particular insurance policy or contract, nor does it address the suitability of a particular insurance policy or contract for a specific purpose or purchaser. Furthermore, the opinion does not take into account deductibles, surrender or cancellation penalties, the timeliness of payment, or the likelihood of the use of a defense such as fraud to deny claims. Insurer Financial Strength Ratings do not refer to an insurer's ability to meet nonpolicy obligations (i.e., debt contracts). The ratings are based on current information furnished by the insurance company or obtained by S&P from other sources it considers reliable. S&P does not perform an audit in connection with any rating and may, on occasion, rely on unaudited financial information. The ratings may be changed, suspended, or withdrawn as a result of changes in, or unavailability of, such information or based on other circumstances. Financial strength ratings are divided into two broad classifications. An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BB" or lower is regarded as having vulnerable characteristics that may outweigh its strengths. "BB" indicates the least degree of vulnerability within the range; "CC" the highest. Financial strength ratings are assigned at the request of the insurers and based on extensive quantitative and qualitative analysis including consideration of ownership and support factors, if applicable. The rating process includes meetings with insurers' management. Plus (+) and minus (-) signs show relative standing within a category; they do not suggest likely upgrades or downgrades. Insurers rated "AAA" offer extremely strong financial security characteristics. Insurers rated "AA" offer very strong financial security. CreditWatch highlights the potential direction of a short- or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under special surveillance by Standard & Poor's analytical staff. Ratings appear on CreditWatch when such an event or a deviation from an expected trend occurs and additional information is necessary to evaluate the current rating. A CreditWatch listing, however, does not mean a rating change is inevitable.

  Fitch

     Each of HMEC's principal insurance subsidiaries is rated "AA" for financial strength by Fitch. As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, Fitch placed the Company's financial strength ratings on "Rating Watch Negative." Management anticipates that the Rating Watch status will be resolved in the second quarter of 2001, based on further dialog between management and Fitch.

     A Fitch Insurer Financial Strength Rating ("IFS Rating") provides an assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contractholders on a timely basis. The IFS Rating is assigned to the insurance organization itself, and no liabilities or obligations of the insurer are specifically rated unless otherwise stated. The IFS Rating is based on a comprehensive analysis of relevant factors that in large part determine an insurance organization's financial strength, including its regulatory solvency characteristics, liquidity, operating performance, financial flexibility, balance sheet strength, management quality, competitive positioning and long-term business viability. The IFS Ratings use a scale of "AAA" through "D". Ratings of "BBB-" and higher are considered to be "Secure", and those of "BB+" and lower are considered to be "Vulnerable". The IFS Rating of "AA" is assigned to insurers that are viewed by Fitch as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are viewed to be modest, and the impact of any adverse business and economic factors is expected to be very small. Placing a company's ratings on "Ratings Watch Negative" reflects the apparent decline in key factors upon which the rating is based. Being placed on watch, however, does not mean a rating change is inevitable.

  Moody's

     HMLIC, HMIC and TIC are rated "A2 (Good)" for financial strength by Moody's. Following the Company's preannouncement of earnings for the three months ended December 31, 2000, Moody's affirmed the Company's ratings.

     A Moody's Insurance Financial Strength Rating is an opinion of the ability of a company to punctually repay senior policyholder obligations and claims. Specific obligations are considered unrated unless individually rated. Moody's Insurance Financial Strength Ratings are based on industry analysis, regulatory trends, and an evaluation of a company's business fundamentals. Industry analysis examines the structure of competition within the company's operating environment and its competitive position within that structure. Analysis of regulatory trends attempts to develop an understanding of potential changes in a particular country's regulatory system, accounting system and tax structure. The analysis of a company's business fundamentals focuses primarily on franchise value, management, organizational structure/ownership and financial analysis. The financial analysis includes an assessment of capital adequacy, investment risk, asset/liability management, profitability, liquidity, underwriting, reserve adequacy and financial leverage. Moody's rating symbols for insurance financial strength ratings are broken down into nine distinct symbols ranging from "Aaa (Exceptional)" to "C (Lowest)". These symbols comprise two distinct groups - those with the greatest financial strength "Aaa (Exceptional)" to "Baa (Adequate)" and those with the least financial strength "Ba (Questionable)" to "C (Lowest)". Numeric modifiers are used to refer to the ranking within the group - "1" being the highest and "3" being the lowest. However, the financial strength of companies within a generic rating symbol is broadly the same. Insurance Companies rated "A" offer good financial security. However, elements may be present which suggest a susceptibility to impairment sometime in the future.

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

     The NAIC annually calculates financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Separate ratios are established for property and casualty and life insurance companies. Departure from the usual range in any of the ratios could lead to inquiries from individual state regulators, and further investigation or other actions may result. In 1999, no unusual ratios were reported by the principal insurance subsidiaries of HMEC.

     As part of their regulatory oversight process, state insurance departments routinely conduct detailed financial examinations (generally not more frequently than once every three years) of the books, records and accounts of insurance companies domiciled in their states. Typically, such examinations are conducted concurrently by two or three states under guidelines promulgated by the NAIC. In 1999, routine financial examinations of HMLIC, HMIC, TIC and Allegiance were completed for the period ended December 31, 1997. A routine examination of Allegiance for the three year period ended December 31, 2000 was initiated in December 2000. A routine examination of HM Lloyd's for the two year period ended December 31, 2000 was initiated in January 2001. HM Lloyd's was formed and commenced business in 1999. Management believes that HMEC and its subsidiaries are in compliance in all material respects with all applicable regulatory requirements.

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

  Assessments Against Insurers

     Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and most assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company paid $0.1 million, $0.1 million and $0.3 million in connection with insurer insolvency proceedings for the years ended December 31, 2000, 1999 and 1998, respectively, of which $0, $0 and $0.2 million for the same periods, respectively, is recoverable as premium tax credits in future periods.

  Mandatory Insurance Facilities

     The Company is required to participate in various mandatory insurance facilities in amounts related to the amount of the Company's direct writings in the applicable state. In 2000, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $4.8 million before federal income taxes.

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

     The variable annuities underwritten by HMLIC and the mutual funds used as investment vehicles for those products are regulated by the Securities and Exchange Commission (the "SEC"). Horace Mann Investors, Inc., the broker-dealer subsidiary of HMEC, performs certain management functions for the Company's proprietary mutual funds and also is regulated by the SEC and the National Association of Securities Dealers.

Employees

     At December 31, 2000, the Company had approximately 2,700 employees, including 978 full-time agents. The Company has no collective bargaining agreement with any employees.

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

ITEM 3. Legal Proceedings

     The Company is not currently party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. See also "Note 11 - Contingencies - Lawsuits and Legal Proceedings" contained in the Index to Financial Information on page F-1 herein.

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

                                                    Market Price
                                               ----------------------   Dividend
     Fiscal Period                               High          Low        Paid
     -------------                             --------     ---------   --------
     2000:
        Fourth Quarter.......................  $22 3/16     $14 1/16     $0.105
        Third Quarter........................   16 1/2       12           0.105
        Second Quarter.......................   18 5/8       12 5/8       0.105
        First Quarter........................   21           12 5/8       0.105
     1999:
        Fourth Quarter.......................  $31          $19 1/8      $0.105
        Third Quarter........................   33           24 13/16     0.0925
        Second Quarter.......................   27 3/16      20 1/4       0.0925
        First Quarter........................   29 3/8       21 9/16      0.0925

     As of March 1, 2001, the approximate number of holders of common stock was 6,000.

     In February 2001, the Company's Board of Directors announced a regular quarterly dividend of $0.105 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

     In May 1999, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock up to $100 million. This was in addition to the $100 million stock repurchase programs announced in January 1998 and February 1997. Since early 1997, the Company repurchased 8,165,100 shares, 17% of the Company's shares outstanding at December 31, 1996, at an aggregate cost of $203.7 million. Under the share repurchase program, shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares is financed through use of cash and, when necessary, the existing bank line of credit. However, the Company has not utilized the bank line of credit for share repurchases since the second quarter of 1999.

     During 2000, options were exercised for the issuance of 557,000 shares, 1.4% of the Company's shares outstanding at December 31, 1999.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

     The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the Company listed below are contained in the Index to Financial Information on Page F-1 herein:

        Consolidated Balance Sheets as of December 31, 2000, 1999 and 1998.

        Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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

  3.1(e)    Certificate of Amendment to Restated Certificate of Incorporation of
            HMEC, filed with the Delaware Secretary of State on June 22, 2000, incorporated by reference to Exhibit 3.1(e) to HMEC's Quarterly
            Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

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

  10.5*     Amended and Restated Horace Mann Educators Corporation 1991 Stock
            Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC's
            Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

  10.5(a)*  Amendment to Amended and Restated Horace Mann Educators Corporation
            1991 Stock Incentive Plan, incorporated by reference to Exhibit
            10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

Exhibit
No.                Description
----               -----------

  10.5(b)* Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

  10.5(c)* Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

  10.6* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the SEC on March 31, 1994.

  10.6(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

  10.7* Horace Mann Incentive Compensation Program, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

  10.8* Horace Mann Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed with the SEC on November 14, 1997.

  10.9* Horace Mann Executive Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997.

  10.10* Amended and Restated Employment Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

  10.10(a)*  Amendment Agreement to the Amended and Restated Employment
             Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998 dated as of February 1, 2000, incorporated by reference to Exhibit 10.11(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

Exhibit
No.                Description
----               -----------

  10.11* Employment Agreement entered by and between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to
             Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

  10.12* Separation Agreement entered by and between HMEC and Larry K. Becker as of June 20, 2000, incorporated by reference to Exhibit
             10.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

  10.13* Letter of Employment entered by and between HMEC and Peter H. Heckman effective April 10, 2000, incorporated by reference to
             Exhibit 10.14 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

  10.14* Letter of Employment entered by and between HMEC and Thomas K. Manion effective July 6, 2000, incorporated by reference to Exhibit
             10.5 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

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

Exhibit
No.                Description
----               -----------

(11) Statement regarding computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG LLP.

     (b) No reports on Form 8-K were filed by HMEC during the fourth quarter of 2000.

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

HORACE MANN EDUCATORS CORPORATION


  /s/ Louis G. Lower II
--------------------------------------
      Louis G. Lower II
President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date(s) indicated.

Principal Executive Officer:                    Directors:


  /s/ Louis G. Lower II                           /s/ Ralph S. Saul
--------------------------------------          --------------------------------------
      Louis G. Lower II                         Ralph S. Saul, Chairman of the
        President,                                Board of Directors
Chief Executive Officer and a Director

                                                  /s/ William W. Abbott
                                                --------------------------------------
                                                William W. Abbott, Director


                                                --------------------------------------
Principal Financial Officer:                    Mary H. Futrell, Director


  /s/ Peter H. Heckman                            /s/ Dr. Emita B. Hill
--------------------------------------          --------------------------------------
      Peter H. Heckman                          Dr. Emita B. Hill, Director
   Executive Vice President and
   Chief Financial Officer

                                                --------------------------------------
                                                Donald E. Kiernan, Director


                                                --------------------------------------
                                                Joseph J. Melone, Director

Principal Accounting Officer:
                                                --------------------------------------
                                                Jeffrey L. Morby, Director
  /s/ Thomas K. Manion
--------------------------------------
      Thomas K. Manion                          /s/ Shaun F. O'Malley
 Senior Vice President and Controller           --------------------------------------
                                                Shaun F. O'Malley, Director

Dated:  March 29, 2001
                                                /s/ Charles A. Parker
                                                --------------------------------------
                                                Charles A. Parker, Director


                                                /s/ William J. Schoen
                                                --------------------------------------
                                                William J. Schoen, Director

                       THIS PAGE LEFT BLANK INTENTIONALLY

                       HORACE MANN EDUCATORS CORPORATION

                        INDEX TO FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Management's Discussion and Analysis of
  Financial Condition and Results of Operations.........................    F- 2

Report of Management Responsibility for Financial Statements............    F-27

Independent Auditors' Report............................................    F-28

Consolidated Balance Sheets.............................................    F-29

Consolidated Statements of Operations...................................    F-30

Consolidated Statements of Changes in Shareholders' Equity..............    F-31

Consolidated Statements of Cash Flows...................................    F-32

Notes to Consolidated Financial Statements
  Note  1 - Summary of Significant Accounting Policies..................    F-33
  Note  2 - Restructuring Charges.......................................    F-43
  Note  3 - Investments.................................................    F-44
  Note  4 - Debt and Warrants...........................................    F-47
  Note  5 - Shareholders' Equity and Stock Options......................    F-49
  Note  6 - Income Tax..................................................    F-52
  Note  7 - Fair Value of Financial Instruments.........................    F-53
  Note  8 - Statutory Surplus and Subsidiary Dividend Restrictions......    F-55
  Note  9 - Pension Plans and Other Postretirement Benefits.............    F-57
  Note 10 - Reinsurance.................................................    F-61
  Note 11 - Contingencies...............................................    F-62
  Note 12 - Supplementary Data on Cash Flows............................    F-63
  Note 13 - Segment Information.........................................    F-64
  Note 14 - Unaudited Interim Information...............................    F-66

Financial Statement Schedules:
  Schedule I - Summary of Investments-Other than
    Investments in Related Parties......................................    F-67
  Schedule II - Condensed Financial Information of Registrant...........    F-68
  Schedule III and VI Combined - Supplementary Insurance
    Information and Supplemental Information Concerning
    Property and Casualty Insurance Operations..........................    F-72
  Schedule IV - Reinsurance.............................................    F-73

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in millions, except per share data)

Forward-looking Information

     Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

   . Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.
   . Prevailing interest rate levels, including the impact of interest rates on
     (i) unrealized gains and losses on the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital and (ii) the book yield of the Company's investment portfolio.
   . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness or repurchase shares of the Company's outstanding common stock.
   . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms, and the ability of the Company to maintain a favorable catastrophe reinsurance program.
   . Future property and casualty loss experience and its impact on estimated claims and claim adjustment expenses for losses occurring in prior years.
   . The Company's ability to develop and expand its agency force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.
   . The competitive impact of new entrants such as mutual funds and banks into the tax deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.
   . Changes in insurance regulations, including (i) those affecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.
   . Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income, and regulations changing the relative tax advantages of the Company's life and annuity products to customers.
   . The Company's ability to maintain favorable claims-paying ability ratings. . Adverse changes in policyholder mortality and morbidity rates.
   . The resolution of legal proceedings and related matters.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

  The Horace Mann Value Proposition

    In April 2000, the Company's management announced steps to re-energize the Company's core business and accelerate growth of the Company's revenues and profits. These initiatives are intended to make the Company's products more responsive to customer needs and preferences and expand the Company's product lines within the personal financial services segment; grow and strengthen the agent force and make the Company's agents more productive by improving the products, tools and support the Company provides to them; increase cross-selling and improve retention in the existing book of business; expand the Company's penetration of targeted geographic areas and new segments of the educator market; and broaden the Company's distribution options to complement and extend the reach of the Company's agent force.

    Further analysis of these strategic initiatives was completed in the third quarter of 2000. During the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. The Company has begun targeting high-priority geographic markets with dedicated staff teams. New compensation and evaluation systems are being implemented to improve the performance of the Company's agents and agency managers. New approaches to customer service are being developed and tested that will free agents to spend more time selling. Additional distribution options are being examined to capitalize fully on the value of the Company's payroll deduction slots in schools across the country. And, the Company will increase its use of technology to improve the efficiency of its agency force and its administrative operations.

    The Horace Mann Value Proposition states the core of the Company's strategy to reignite its growth: Provide lifelong financial well-being for educators and their families through personalized service, advice and a full range of tailored insurance and financial products.

  Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                             Year Ended       Growth Over
                                            December 31,      Prior Year
                                           --------------  ----------------
                                            2000    1999   Percent   Amount
                                           ------  ------  -------   ------

    Automobile and property (voluntary)..  $473.2  $470.7     0.5%    $ 2.5
    Annuity deposits.....................   206.4   205.7     0.3%      0.7
    Life.................................   121.8   120.4     1.2%      1.4
                                           ------  ------             -----
        Subtotal - core lines............   801.4   796.8     0.6%      4.6
    Involuntary and other
      property & casualty................    20.3    24.4   -16.8%     (4.1)
                                           ------  ------             -----
        Total............................  $821.7  $821.2     0.1%    $ 0.5
                                           ======  ======             =====

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                             Year Ended       Growth Over
                                            December 31,      Prior Year
                                           --------------  ----------------
                                            2000    1999   Percent   Amount
                                           ------  ------  -------   ------
    Automobile and property (voluntary)..  $469.4  $465.0      0.9%   $ 4.4
    Annuity..............................    17.0    16.7      1.8%     0.3
    Life.................................    91.7    87.3      5.0%     4.4
                                           ------  ------             -----
        Subtotal - core lines............   578.1   569.0      1.6%     9.1
    Involuntary and other
      property & casualty................    20.6    26.1    -21.1%    (5.5)
                                           ------  ------             -----
        Total............................  $598.7  $595.1      0.6%   $ 3.6
                                           ======  ======             =====

    For the year, premiums written and contract deposits for the Company's core lines increased slightly compared to 1999, reflecting growth in each of the Company's segments. This comparison includes the North Carolina settlement described below. However, premiums written and contract deposits for the fourth quarter of 2000 increased 3.6% over a year earlier, including a 13.2% growth in new annuity deposits.

    At December 31, 2000, the Company's exclusive agent force totaled 978, an 11.5% decline from a year earlier. The number of experienced agents in the agent force, 668, was down 5.6% at December 31, 2000, compared to a year earlier. The Company had higher than normal terminations of new and experienced agents in 2000, but those agents were generally the Company's less productive agents. As a result, overall agent productivity is increasing. The Company is in the process of changing what is expected from its agents. Through 2000, agent compensation focus and rewards centered around profitability, service and tenure with the Company. The new direction will continue to focus on profitability but will also place a greater emphasis on individual agent productivity, new premium growth, educator business, cross-selling and business retention. In addition, the Company's agency management team has been strengthened through the promotions of several of its most experienced and capable agents. Hiring of new agents during 2000 kept pace with the prior year. In 2000, modifications were made to agent recruiting and the new agents' finance programs. And in 2001, new compensation plans for all agents and agency managers will be implemented. Management believes these actions along with other strategic initiatives will have a positive impact on agent productivity in the future.

    In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. Horace Mann's portion of the adverse settlement, recorded in the first and fourth quarters of 2000, was $3.0 million pretax, comprised of $2.3 million premium refunds and $0.7 million interest charges. North Carolina is the Company's second largest property and casualty state representing approximately 7% of total premiums.

    Total voluntary automobile and homeowners premium written growth was 0.5% for 2000, including the effect of the North Carolina settlement. The average premium per policy increased for both automobile and homeowners, as did the number of homeowners policies in force. The number of automobile policies in force was slightly lower than year-earlier levels. Automobile insurance premium decreased slightly ($2.7 million, or 0.8%) compared to 1999, and homeowners premium increased 4.7% ($5.2 million). The property and casualty increase in premiums resulted from growth in average premium per policy of 1% for automobile and 2% for homeowners, compared to a year earlier. Over the prior 12 months, unit growth was 0.5%, bringing policies in force at December 31, 2000 to 876,000. Compared to December 31, 1999, total property and casualty policies in force increased 4,000 with an 8,000 unit increase in homeowners partially offset by a decrease in automobile units.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, comparable to the 12 months ended December 31, 1999.

     For the first time since the fourth quarter of 1998, annuity contract deposits exceeded the same quarters in the prior year in both the third and fourth quarters. The growth of 13.2% compared to the fourth quarter of 1999 included 44.7% growth in new single premium and rollover deposits. In May 2000, the Company introduced two additional variable mutual fund investment options. In September 2000, in time for the important back-to-school selling season, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that assists educator customers in selecting the best retirement investment options for their individual needs and circumstances.

     Compared to full year 1999, new annuity deposits increased 0.3%, reflecting a 7.1% increase in new single premium and rollover deposits and a 2.1% decrease in scheduled deposits received. New deposits to variable annuities decreased 6.3% and new deposits to fixed annuities were 11.5% higher than 1999. Variable annuity accumulated funds on deposit at December 31, 2000 were $1.0 billion, $96.6 million less than a year earlier, an 8.5% decrease. Variable annuity accumulated deposit retention decreased 4.4 percentage points over the 12 months to 84.1%. However, this retention for the last three months of 2000 showed improvement at 87.3% following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended December 31, 2000 was 88.7%, 3.6 percentage points lower than the same period last year; also showing some improvement in the last three months of 2000 at 89.3%. Over the last 12 months, the number of annuity contracts outstanding increased 3.2%, or 4,000 contracts.

     At December 31, 2000, approximately 71% of accumulated variable annuity funds on deposit were in the Company's Equity and Balanced mutual funds. Investment returns for these two funds have been less than their comparable Lipper average returns in recent periods contributing to the higher level of surrenders in 2000 compared to 1999. In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds.

     Life premium growth was 1.2% for the year ended December 31, 2000, compared to 1999. The life insurance in force lapse ratio was 9.0% for the twelve months ended December 31, 2000, compared to 8.3% for the same period last year. Both premium growth and the lapse ratio reflect the shift in new business over the prior 18 months from whole life to term life insurance.

  Net Investment Income

     Investment income of $192.4 million for 2000 increased 2.2%, or $4.1 million, (2.1% after tax) compared to the prior year primarily due to growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 1.1%, compared to 1999. The average pretax yield on the investment portfolio was 7.1% (4.8% after tax) for 2000, compared to a pretax yield of 7.0% (4.7% after tax) for 1999.

  Realized Investment Gains and Losses

     Net realized investment losses were $9.9 million for the year ended December 31, 2000, compared to net realized investment losses of $8.0 million for 1999. For both periods, most of the net realized gains and losses occurred in the fixed income portfolios.

  Benefits, Claims and Settlement Expenses

                                       Year Ended        Growth Over
                                      December 31,       Prior Year
                                    ---------------   ----------------
                                      2000     1999   Percent   Amount
                                    ------   ------   -------   ------

    Property and casualty.........  $417.4   $374.9      11.3%   $42.5
    Annuity.......................     1.6        -                1.6
    Life..........................    47.0     41.3      13.8%     5.7
                                    ------   ------              -----
      Total.......................  $466.0   $416.2      12.0%   $49.8
                                    ======   ======              =====

    Property and casualty
      statutory loss ratio:
        Before catastrophe losses.    81.9%    72.4%               9.5%
        After catastrophe losses..    85.2%    76.3%               8.9%

     In 2000, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and a higher level of non-catastrophe property losses.

     In the fourth quarter of 2000, the Company conducted a comprehensive review of all components of its property and casualty reserves. As a result of that review, the Company increased total property and casualty reserves for prior years by $24.7 million at December 31, 2000. This increase consisted of approximately $6 million strengthening of prior years' direct reserves, primarily automobile, based on the further analysis of adverse trends which emerged during 2000. It also included an approximately $17 million reduction of ceded reserves resulting from the adoption of a different actuarial method to reflect more accurately prior years' loss experience. This reduction of the ceded reserves was related to automobile facility business in four states, primarily Massachusetts. Prior years' reserves for automobile and homeowners business assumed from state reinsurance facilities were also strengthened by $1.8 million. In total, these reserve actions result in a level of reserve adequacy that is consistently conservative with the Company's estimates in recent years but which, in hindsight, did not exist at year-end 1999.

     For the full year, net strengthening of reserves to provide for the adverse development of property and casualty claims occurring in prior years, excluding involuntary business, was $20.9 million in 2000, compared to favorable development of $7.6 million in 1999. Full year strengthening of total reserves for property and casualty claims occurring in prior years was $22.7 million in 2000, compared to favorable development of $4.6 million in 1999.

     In 2000, the higher level of non-catastrophe property losses included: non-catastrophe weather-related property claims; greater-than-expected fire losses; and losses on lower value homes. The fourth quarter of 2000 was affected by severe winter weather experienced in many areas of the country. The non-catastrophe property loss ratio by quarter and for the full year was as follows:

                                                    Growth Over
                                      2000   1999   Prior Year
                                      ----   ----   -----------
    Non-catastrophe property
      loss ratio for the:

        Quarter ended March 31......  79.0%  81.9%         -2.9%
        Quarter ended June 30.......  91.4%  72.8%         18.6%
        Quarter ended September 30..  82.8%  78.1%          4.7%
        Quarter ended December 31...  80.7%  53.3%         27.4%

        Year ended December 31......  83.4%  71.0%         12.4%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. Although the Company's actions have begun to have a positive impact, management expects that the full impact of these changes will not be realized until well into 2001. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     For 2000, the increase in non-catastrophe property losses more than offset the Company's decline in catastrophe losses compared to the prior year. Catastrophe losses were $16.2 million in 2000 and $19.6 million in 1999, a decrease of 17.3%.

     The voluntary automobile loss ratio excluding catastrophe losses was 80.9% for 2000, 8.4 percentage points higher than the prior year. This increase was primarily due to the strengthening of prior years' reserves in 2000 versus favorable reserve development in 1999, which represented 7.2 percentage points of the increase in the loss ratio. Also, on a per-policy basis for the year, average voluntary automobile premium increased 1% and average current accident year loss costs increased 2% compared to 1999.

     During the fourth quarter of 2000, the Company also completed a thorough review of its life and annuity reserves. The increase in annuity benefits of $1.6 million recorded in 2000 represented mortality experience on annuity contracts on payout status of which $1.3 million resulted from the application of a more accurate reserving model.

     Life mortality experience was somewhat higher in 2000 than in 1999. The largest single item which caused the increase in life segment benefits was due to positive experience in 1999 on a small closed block of individual accident and health policies.

  Interest Credited to Policyholders

                                    Year Ended      Growth Over
                                   December 31,     Prior Year
                                   ------------  ----------------
                                    2000   1999  Percent   Amount
                                   -----  -----  -------   ------
    Annuity......................  $66.1  $67.2     -1.6%   $(1.1)
    Life.........................   26.5   24.4      8.6%     2.1
                                   -----  -----             -----
      Total......................  $92.6  $91.6      1.1%   $ 1.0
                                   =====  =====             =====

     Interest credited to fixed annuity contracts decreased as the average accumulated deposits for the year ended December 31, 2000 decreased 1% compared to 1999. The fixed annuity average annual interest rate credited was 5.0% for both 2000 and 1999. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

  Operating Expenses

     For 2000, operating expenses increased $18.2 million, or 16.6%, compared to 1999. First, expenses in 2000 included non-recurring charges of $0.7 million for interest on the North Carolina settlement and $3.6 million, or approximately $0.06 per share after tax benefits, attributable to the chief executive officer transition. Second, in the fourth quarter of 2000 the Company wrote off $1.0 million book value of personal computers not compatible with the Company's software upgrade and $2.5 million of previously capitalized software costs. Third, operating expenses for 2000 included increased costs to support business growth initiatives.

     The total corporate expense ratio on a statutory accounting basis was 24.2% for the year ended December 31, 2000, 2.1 percentage points higher than in 1999. The property and casualty expense ratio, the 14th lowest of the 100 largest property and casualty insurance groups for 1999 (the most recent industry ranking available), was 20.8% for the year ended December 31, 2000, compared to 19.8% in 1999. The increase in these expense ratios primarily reflects the modest level of premium growth, which was lower than anticipated, while statutory expenses for the Company increased 9.7% including the items described above.

  Amortization of Policy Acquisition Expenses and Intangible Assets

     For 2000, the combined amortization of policy acquisition expenses and intangible assets of $64.8 million increased by $11.6 million, or 21.8%, compared to 1999.

     Amortization of intangible assets increased to $8.8 million for the year ended December 31, 2000, compared to $0.2 million for 1999, reflecting the higher level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"). The negative amortization of Annuity VIF for the full year 1999 included a $6.2 million reduction due to favorable experience identified in 1999. The $5.2 million Annuity VIF amortization recorded for 2000 reflected the scheduled increase in amortization, the effect of higher than expected annuity surrenders in 2000 and the lower than expected market value appreciation on the in force annuity business. Assuming annuity surrenders return to expected levels, Annuity VIF amortization for 2001 is expected to be $4.5 million. Annuity VIF amortization was ($4.2) million, $2.0 million and $5.6 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively. The negative Annuity VIF amortization in 1999 was partially offset by a $3.4 million increase in the amortization of annuity policy acquisition costs deferred after the 1989 acquisition of the

Company. The amortization of the value of property and casualty business acquired in the 1989 acquisition of the Company was completed in the third quarter of 1999; amortization was $0.7 million for 1999.

     Policy acquisition expenses amortized for the year ended December 31, 1999 of $53.0 million were $3.0 million lower than the current period including a $1.5 million reduction recorded in 1999 to reflect favorable life mortality estimates which resulted in higher anticipated future gross profits.

  Income Tax Expense

     Excluding the benefit in 2000 and the expense in 1999 related to the Company's previously announced dispute with the Internal Revenue Service ("IRS") regarding tax years 1994 though 1997, the effective income tax rate was -24.7% for the year ended December 31, 2000, compared to 30.9% for 1999.

     Interest of $2.1 million on refunds from the IRS for federal tax years 1994 and 1995 reduced the 2000 effective income tax rate 22.1 percentage points. The refunds resulted from issues separate from the Company's dispute with the IRS regarding tax years 1994 through 1997. Income from investments in tax-advantaged securities reduced the effective income tax rate 45.1 and 4.6 percentage points for the years ended December 31, 2000 and 1999, respectively. While the amount of income from investment in tax-advantaged securities in 2000 was comparable to a year earlier, the reduced level of income before income taxes in 2000 resulted in this having a more significant impact on the effective income tax rate.

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the IRS for prior years' taxes. (See "Year Ended December 31, 1999 Compared with Year Ended December 31, 1998 - Income Tax Expense.") In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In the third and fourth quarters of 2000, the 1994 through 1996 exposure was resolved resulting in a reduction of $8.7 million from the $20.0 million tax liability established in 1999. Both of these amounts were included in net income for the respective years but were excluded from operating income.

  Operating Income

     For the year ended December 31, 2000, operating income (net income before the after-tax impact of realized investment gains and losses, restructuring charges, litigation charges and provision for prior years' taxes) decreased 64.5%, or $45.6 million, and operating income per share on a diluted basis of $0.61 decreased 64.1%, or $1.09 per share.

     Full year 2000 operating income was significantly affected by the following factors that occurred in the fourth quarter.
  . $16.1 million after tax strengthening of prior years' reserves for property and casualty claims;
  . $2.9 million after tax of additional weather-related automobile and property losses in December, compared to typical experience for that month;
  . $1.6 million after tax charge related to life and annuity reserves as well as the deferred acquisition costs and value of insurance in force assets related to those segments;
  . An after tax charge of $0.7 million representing all remaining expenses related to the Company's change of chief executive officer during 2000;
  . An after tax write off of $2.3 million in book value of personal computers and previously capitalized software development costs; and
  .  A benefit of $2.1 million for interest on refunds from the IRS.

     Operating income for the full year 2000 was also affected adversely by five items from the first nine months of the year. (1) In the second quarter of 2000, there was a higher level of non-catastrophe property losses including: losses on lower value homes; non-catastrophe weather-related property claims; and greater-than-expected fire losses. (2) Property and casualty reserve releases in 2000 through September 30 were lower than those for the first nine months of 1999.
(3) In the third quarter of 2000, there was a deterioration in voluntary automobile loss trends. (4) In the first nine months of 2000, holding company expenses were higher than the prior year including expenses attributable to the chief executive officer transition and costs to support business growth initiatives. And, (5) the Company's portion of the adverse automobile insurance rate settlement in North Carolina, as described above, of $1.6 million after tax, or approximately $0.04 per share, was recorded in the first quarter of 2000. (The full year charge was $1.9 million after tax, or $0.05 per share.) In addition, operating income comparisons to prior year were adversely impacted by non-recurring items in the first quarter of 1999, primarily in the life segment, totaling approximately $0.04 per share, and a significant decrease in the fourth quarter of 1999 in the amortization of Annuity VIF to reflect experience and trends, which increased annuity segment operating income by approximately $0.10 per share in 1999.

    Operating income by segment was as follows:

                                           Year Ended           Growth Over
                                           December 31,          Prior Year
                                         ---------------   ---------------------
                                          2000     1999    Percent     Amount
                                         ------   ------   -------   -----------
    Property & casualty
      Before catastrophe losses........  $ 19.4   $ 52.2     -62.8%      $(32.8)
      Catastrophe losses, after tax....   (10.5)   (12.7)                   2.2
                                         ------    -----                 ------
          Total including catastrophe
            losses.....................     8.9     39.5     -77.5%       (30.6)
    Annuity............................    19.3     27.3     -29.3%        (8.0)
    Life...............................    12.9     14.6     -11.6%        (1.7)
    Corporate and other expense........    (9.4)    (4.4)                  (5.0)
    Interest expense, after tax........    (6.6)    (6.3)                  (0.3)
                                         ------   ------                 ------
          Total........................  $ 25.1   $ 70.7     -64.5%      $(45.6)
                                         ======   ======                 ======
          Total before catastrophe
            losses.....................  $ 35.6   $ 83.4     -57.3%      $(47.8)
                                         ======   ======                 ======

    Property and casualty
      statutory combined ratio:
        Before catastrophe losses......   102.7%    92.2%                  10.5%
        After catastrophe losses.......   106.0%    96.1%                   9.9%

    Property and casualty segment operating income was lower than in 1999 primarily due to strengthening of prior years' reserves versus reserve releases in 1999, a higher level of non-catastrophe property losses, a deterioration in voluntary automobile loss trends in the third quarter of 2000, and an adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina. The Company's portion of this settlement, including interest, was $1.9 million after tax. Property and casualty segment earnings for 2000 also were affected negatively by lower than expected business volume in the automobile line partially offset by a $2.2 million decrease in after tax catastrophe losses. During 2000, the Company's average voluntary automobile insurance premium per policy increased 1% while average loss costs increased 2%, compared to the prior year. The Company's plans to implement credit-based automobile and homeowners rates remain on track, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market.

    The property and casualty combined ratio before catastrophes of 102.7% was
10.5 percentage points higher than 1999, reflecting the factors cited above. Full year net strengthening of reserves to provide for the adverse development of property and casualty claims occurring in prior years, excluding involuntary business, was $13.6 million after tax in 2000, compared to favorable development of $4.9 million after tax in 1999. Net strengthening of total reserves for property and casualty claims occurring in prior years was $14.8 million after tax in 2000, compared to favorable development of $3.0 million after tax in 1999, representing 5.6 percentage points of the increase in the combined ratio before catastrophes.

    Annuity segment operating income was below the 1999 total. In 2000, increases in both annuity interest rate spreads and contract fees for the year were offset by increased amortization expenses, higher operating expenses and higher net mortality losses on annuity contracts in payout status. The increased amortization of the value of annuity business acquired in the 1989 acquisition of the Company included the effect of the 1999 net reduction reflecting favorable experience in prior periods and higher than expected annuity surrenders during 2000. In 2000, operating expenses in the annuity segment include a higher level of new product development costs. For 2000, the net interest margin increased 3.1% and fees and contract charges earned increased 1.8%. Variable annuity accumulated deposits were $1.0 billion at December 31, 2000, $96.6 million, or 8.5%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.3 billion was $23.8 million, or 1.8%, less than December 31, 1999.

    Life insurance earnings for the full year 1999 reflected lower expenses resulting from a decrease in the amortization of deferred policy acquisition costs to reflect favorable mortality estimates and positive experience on a small closed block of accident and health business. Excluding those items, life operating income in 2000 was comparable to a year earlier. Mortality costs for 2000 were somewhat higher than in the prior year.

    The 2000 Corporate and Other Expense category in the preceding table reflects higher holding company expenses, including outside consulting fees to support business growth initiatives and charges related to the chief executive officer transition.

  Net Income

                         Net Income Per Share, Diluted

                                               Year Ended            Growth Over
                                              December 31,            Prior Year
                                          -------------------     ------------------
                                           2000         1999      Percent     Amount
                                          ------       ------     -------  -----------
    Operating income....................  $ 0.61       $ 1.70       -64.1%    $(1.09)
    Realized investment gains (losses)..   (0.15)       (0.13)                 (0.02)
    Restructuring charges...............   (0.04)           -                  (0.04)
    Litigation charges..................   (0.12)       (0.02)                 (0.10)
    Provision for prior years' taxes....    0.21        (0.48)                  0.69
                                          ------       ------                 ------
      Net income........................  $ 0.51       $ 1.07       -52.3%    $(0.56)
                                          ======       ======                 ======

    Net income, which includes realized investment gains and losses, restructuring charges, litigation charges and the provision for prior years' taxes, for the year ended December 31, 2000 decreased by $23.7 million, or 53.3%, and net income per diluted share decreased by 52.3% compared to 1999. This change includes the $45.6 million decline in operating income partially offset by the $8.7 million benefit in the current period related to prior years' taxes compared to the $20.0 million provision recorded in 1999 (see the description above). Net income also reflected $6.4 million of after tax realized investment losses for the year, compared to $5.2 million of after tax realized investment losses in 1999.

    In addition, the Company had three items that were unusual in nature and did not impact operating income. (1) The provision for prior years' taxes is described above.

    (2) In December 2000, the Company recorded restructuring charges of $2.2 million pretax ($1.5 million, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The changes will improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, which represent severance, vacation buy-out and related payroll taxes, represented $1.8 million pretax of the total accrued. The eliminated positions encompass management, professional and clerical responsibilities. Termination of lease agreements for office space used by the credit union marketing group represented $0.3 million pretax of the total accrued. The remaining $0.1 million pretax was primarily attributable to the write-off of software related to these two areas. Restructuring charges have been separately identified in the Statement of Operations for the year ended December 31, 2000. None of the restructuring costs were paid as of December 31, 2000.

     (3) The Company recorded litigation charges in both 2000 and 1999. In December 2000, the Company recorded an after tax charge of $5.0 million, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. While the actual costs for the Company to resolve this issue could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at the time, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000. During the second quarter of 2000, all remaining suits that had been filed in Alabama related to life insurance policies were settled at a cost of $0.1 million after tax and after receipt of insurance proceeds. In 1999, a charge of $1.0 million after tax and after receipt of insurance proceeds was recorded for the litigation in Alabama.

     Return on shareholders' equity was 6% based on operating income and 5% based on net income for the 12 months ended December 31, 2000.

Year Ended December 31, 1999 Compared With Year Ended December 31, 1998

   Insurance Premiums and Contract Charges

               Insurance Premiums Written and Contract Deposits

                                   Year Ended       Growth Over
                                  December 31,      Prior Year
                                 --------------  -----------------
                                  1999    1998   Percent   Amount
                                 ------  ------  --------  -------
    Automobile and property
      (voluntary)..............  $470.7  $459.0      2.5%  $ 11.7
    Annuity deposits...........   205.7   223.3     -7.9%   (17.6)
    Life.......................   120.4   116.7      3.2%     3.7
                                 ------  ------            ------
        Subtotal - core lines..   796.8   799.0     -0.3%    (2.2)
    Involuntary and other
      property & casualty......    24.4    28.8    -15.3%    (4.4)
                                 ------  ------            ------
        Total..................  $821.2  $827.8     -0.8%  $ (6.6)
                                 ======  ======            ======

                Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                   Year Ended       Growth Over
                                  December 31,      Prior Year
                                 --------------  -----------------
                                  1999    1998   Percent   Amount
                                 ------  ------  --------  -------
    Automobile and property
      (voluntary)..............  $465.0  $449.9      3.4%   $15.1
    Annuity....................    16.7    15.6      7.1%     1.1
    Life.......................    87.3    85.8      1.7%     1.5
                                 ------  ------             -----
        Subtotal - core lines..   569.0   551.3      3.2%    17.7
    Involuntary and other
      property & casualty......    26.1    26.5     -1.5%    (0.4)
                                 ------  ------             -----
        Total..................  $595.1  $577.8      3.0%   $17.3
                                 ======  ======             =====

     The property and casualty and life segments both experienced modest premium growth for 1999. Nonetheless, total insurance premiums written and contract deposits showed no growth for the year because of a decline in new annuity deposits. Annuity growth of 12.1% for 1998 benefitted from new tax legislation which contributed to a high volume of single premium and rollover deposits to tax-qualified products. In 1999, single premium annuity deposits declined significantly, (20.7%), compared to 1998.

     The Company ended 1999 with 708 experienced exclusive full-time agents, a growth of 2.3% compared to 12 months earlier. The total agency force of 1,105 agents decreased 2.0% compared to a year earlier as a result of fewer hires and increased terminations over the 12-month period. Modifications were made to agent recruiting and the new agents' finance programs that management believes will have a positive impact on agent growth in future years.

     Total voluntary automobile and homeowners premium written growth was 2.5% for 1999, resulting from growth in the average premium per policy for both automobile and homeowners and an increase in the number of homeowners policies in force. Automobile insurance premium increased 1.0%, or $3.7 million, compared to 1998, and homeowners premium increased 7.8%, or $8.0 million. Nearly one-half of the property and casualty increase in premiums resulted from unit growth of 1.5%, bringing 1999 year-end policies in force to 872,000. Compared to December 31, 1998, total property and casualty policies in force increased 13,000, the entire increase attributable to homeowners insurance. The Company's average annual premium per policy for automobile and homeowners increased approximately 1% and 3%, respectively, compared to a year earlier. While automobile policies in force ended the year equal to 1998, the 1% increase in average premium per automobile policy kept pace with loss cost developments.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, slightly less than for the 12 months ended December 31, 1998. The change in property and casualty retention was primarily caused by greater price competition for automobile insurance.

     New annuity deposits decreased 7.9% compared to 1998, with a 5.4% decline in the fourth quarter. The full year decline was primarily attributable to a 20.7% decrease in 1999 in single premium deposits, which in 1998 benefitted from new tax legislation which contributed to a high volume of single premium and rollover deposits to tax-qualified products. The change in new annuity deposits also included an 0.8% increase in scheduled deposits received. New deposits to variable annuities decreased 6.8% and new deposits to fixed annuities were 9.7% lower than in 1998. Variable annuity accumulated funds on deposit at December 31, 1999 were $1.1 billion, $8.9 million more than a year earlier, an 0.8% increase. However, variable annuity deposit retention decreased 4 percentage points over the 12 months to 89.4%. Deposits in the three additional mutual funds introduced by the Company in March 1997 increased to $145 million at December 31, 1999 from $70 million 12 months earlier. Fixed annuity cash value retention for the 12 months ended December 31, 1999 was 92.3%, 0.5 percentage points lower than 1998. Over the 12 months of 1999, the number of annuity contracts outstanding increased 4.2%, or 5,000 contracts.

     Life premium growth was 3.2% for the year ended December 31, 1999. This growth included new business from term life products introduced early in 1997 and a new series of whole life products introduced late in the third quarter of 1998 and reflects an insurance in force lapse ratio of 8.3%. Customer acceptance of these new products continued to grow, as they accounted for approximately half of the Company's new life sales in 1999.

  Net Investment Income

     Investment income of $188.3 million for 1999 decreased 1.8%, or $3.4 million, (1.2% after tax) compared to 1998 due to a decline in the average yield on the investment portfolio that resulted from a steady decline in interest rates from early-1997 until early-1999 and because the yield available in the bond market in 1998 and 1999 was lower than the imbedded yield of the portfolio during most of this period. There was also minimal growth in the investment portfolio. The average pretax yield on the investment portfolio was 7.0% (4.7% after tax) for 1999 compared to a pretax yield of 7.2% (4.8% after tax) for 1998, a decrease of 18 basis points, or 2.5%. Average investments (excluding the securities lending collateral) increased only slightly during 1999 reflecting modest growth in business, customers' preference for variable as opposed to fixed annuity contracts and the utilization of capital for the share repurchase program. All of the investment income decrease in the annuity segment was offset by a reduction in interest credited to fixed annuity deposits.

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

  Benefits, Claims and Settlement Expenses

                                  Year Ended        Growth Over
                                 December 31,       Prior Year
                               ----------------  -----------------
                                1999     1998    Percent   Amount
                               -------  -------  --------  -------

    Property and casualty....  $374.9   $354.4       5.8%   $20.5
    Life.....................    41.3     41.9      -1.4%    (0.6)
                               ------   ------              -----
      Total..................  $416.2   $396.3       5.0%   $19.9
                               ======   ======              =====

    Property and casualty
      statutory loss ratio:
        Before catastrophes..    72.4%    68.5%               3.9%
        After catastrophes...    76.3%    74.4%               1.9%

    Property and casualty claims and settlement costs reflected a high level of catastrophe losses in both years and an increase in fire and non-catastrophe weather claims in 1999. Although catastrophe losses in 1999 were lower than in 1998, the second quarter of 1999 was the Company's second-worst ever, trailing only the record set in the second quarter of 1998, as policyholders in 25 states incurred damages from 13 separate events. Also, Hurricane Floyd in the third quarter of 1999, with claims of $5.4 million for the Company, was the worst storm for the Company and the industry in 1999. The fourth quarter 1999 homeowners loss ratio was 55.9%, 40.5 percentage points lower than in the first nine months of 1999, reflecting the impact of weather on this line of business, and 1.8 percentage points greater than the fourth quarter of 1998. Catastrophe losses were $0.7 million in the fourth quarter of 1999 and $2.7 million in the fourth quarter of 1998.

    In 1999, the increase in the Company's average voluntary automobile insurance premium per policy kept pace with loss cost developments. This favorable result reflected a number of operational changes, principally savings realized to date from new claims evaluation software that was fully installed by June 1999.

    Property and casualty results for 1999 included continuation of favorable development of prior years reserves, although at a lower level than in 1998. Favorable development of property and casualty claims occurring in prior years, excluding involuntary business, was $7.6 million in 1999, compared to $23.3 million in 1998. Favorable development of total property and casualty claims occurring in prior years was $4.6 million in 1999, compared to $24.9 million in 1998.

    Life mortality was slightly lower in 1999 than in 1998. The decrease in life segment benefits primarily resulted from positive experience on a small closed block of individual accident and health policies.

  Interest Credited to Policyholders

                                          Year Ended          Growth Over
                                         December 31,         Prior Year
                                       ----------------    -----------------
                                       1999       1998     Percent    Amount
                                       -----      -----    -------    ------

    Annuity..........................  $67.2      $72.0     -6.7%     $(4.8)
    Life.............................   24.4       22.8      7.0%       1.6
                                       -----      -----               -----
      Total..........................  $91.6      $94.8     -3.4%     $(3.2)
                                       =====      =====               =====

    Interest credited to fixed annuity contracts decreased in 1999 as the fixed annuity average annual interest rate credited decreased 0.4 percentage points to 5.0% in 1999, compared to a rate of 5.4% in 1998. In addition, the average accumulated deposits for the year ended December 31, 1999 increased only slightly compared to the same period in 1998. Life insurance interest credited increased in 1999 as a result of continued growth in the interest-sensitive life insurance reserves.

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

    The total corporate expense ratio on a statutory accounting basis was 22.1% for the year ended December 31, 1999, 0.9 percentage points higher than in 1998. The property and casualty expense ratio was 19.8% for the year ended December 31, 1999, compared to 19.3% in 1998. The increase in these expense ratios primarily reflects the modest level of premium growth and additional employee health insurance expense.

  Amortization of Policy Acquisition Expenses and Intangible Assets

    For 1999, the combined amortization of policy acquisition expenses and intangible assets of $53.3 million increased by $0.9 million, or 1.7%, compared to $52.4 million for 1998. Amortization of intangible assets decreased by $6.7 million to $0.2 million for the year ended December 31, 1999, compared to $6.9 million for 1998. Experience and trends in the Company's annuity business identified in 1999 produced a $6.2 million reduction in the amortization of the value of annuity business acquired in the 1989 acquisition of the Company partially offset by a $3.4 million increase in the amortization of annuity acquisition costs deferred after the 1989 acquisition of the Company.

    Also in 1999, the amortization of life deferred acquisition costs decreased $1.5 million to reflect then-current mortality estimates, resulting in higher anticipated future gross profits. The amortization of the value of property and casualty business acquired in the 1989 acquisition of the Company was completed in 1999.

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

  Operating Income

    For the year ended December 31, 1999, operating income (net income before the after-tax impact of realized investment gains and losses, litigation charges and provision for prior years' taxes) decreased 10.4%, or $8.2 million, and operating income per share on a diluted basis of $1.70 decreased 5.6%, or $0.10 per share. Results for 1999 were lower than the prior year due principally to non-recurring tax benefits in 1998 of $6.5 million, or $0.15 per share. Operating income by segment was as follows:

                                                        Year Ended                  Growth Over
                                                       December 31,                  Prior Year
                                                    -------------------        ----------------------
                                                     1999         1998         Percent         Amount
                                                     ----         ----         -------         ------
    Property & casualty
      Before catastrophe losses and
        non-recurring tax benefits..........        $ 52.2       $ 65.2         -19.9%         $(13.0)
      Catastrophe losses, after tax.........         (12.7)       (18.5)        -31.4%            5.8
      Non-recurring tax benefits............             -          6.5        -100.0%           (6.5)
                                                    ------       ------                        ------
        Total including catastrophe losses
          and non-recurring tax benefits....          39.5         53.2         -25.8%          (13.7)
    Annuity.................................          27.3         23.1          18.2%            4.2
    Life....................................          14.6         12.4          17.7%            2.2
    Corporate and other expense.............          (4.4)        (3.6)                         (0.8)
    Interest expense........................          (6.3)        (6.2)                         (0.1)
                                                    ------       ------                        ------
        Total...............................        $ 70.7       $ 78.9         -10.4%         $ (8.2)
                                                    ======       ======                        ======
        Total before catastrophe losses
          and non-recurring tax benefits....        $ 83.4       $ 90.9          -8.3%         $ (7.5)
                                                    ======       ======                        ======

    Property and casualty
      statutory combined ratio:
        Before catastrophe losses...........          92.2%        87.7%                          4.5%
        After catastrophe losses............          96.1%        93.6%                          2.5%

    Property and casualty segment operating income was lower than in 1998 due primarily to a non-recurring tax benefit in 1998 and a lower level of favorable development of prior years' reserves than in 1998. Favorable development of property and casualty claims occurring in prior years (excluding involuntary business), was $4.9 million after tax in 1999, compared to $15.1 million after tax in 1998. Favorable development of total property and casualty claims occurring in prior years was $3.0 million after tax in 1999, compared to $16.2 million after tax in 1998. During 1999, the Company's increase in average voluntary automobile insurance premium kept pace with loss cost developments. The homeowners combined ratio of 105.8% was 5.0 percentage points better than in 1998, reflecting the decline in catastrophe losses. However, catastrophe losses in both years were significant as the second quarter of 1999 represented the Company's second-worst ever for catastrophe losses, trailing only the record set in the second quarter of 1998, with an unusually large number of catastrophes that were widespread across the country. Hurricane Floyd in the third quarter of 1999 with claims of $3.5 million after tax for the Company was the worst storm for the Company and the industry in 1999.

    The 18.2% increase in annuity segment operating income for 1999 was driven by lower expenses, an increase of 7.7% in the net interest margin and a 9.6% increase in fees and contract charges earned. The reduction in expenses resulted from the deferral of additional sales-related costs and a net decrease in the amortization of the value of acquired insurance in force and deferred acquisition costs to reflect recent experience and trends. The net deferral of additional sales-related costs contributed $1.2 million to operating income for the year ended December 31, 1999. Variable annuity accumulated deposits were $1.1 billion at December 31, 1999, $8.9 million, or 0.8%, more than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was comparable to December 31, 1998.

    The increase in life insurance earnings for 1999 reflected slightly lower mortality costs and lower expenses. The expense reductions were due to the $1.9 million after tax net deferral of additional sales-related costs and a decrease in the amortization of deferred acquisition costs to reflect current mortality estimates.

  Net Income
                         Net Income Per Share, Diluted

                                              Year Ended             Growth Over
                                             December 31,             Prior Year
                                          ------------------      ------------------
                                           1999         1998      Percent     Amount
                                           ----         ----      -------     ------

    Operating income....................  $ 1.70       $ 1.80      -5.6%      $(0.10)
    Realized investment gains (losses)..   (0.13)        0.15                  (0.28)
    Litigation charges..................   (0.02)           -                  (0.02)
    Provision for prior years' taxes....   (0.48)           -                  (0.48)
                                          ------       ------                 ------
    Net income..........................  $ 1.07       $ 1.95     -45.1%      $(0.88)
                                          ======       ======                 ======

    Net income, which includes realized investment gains and losses, litigation charges and the provision for prior years' taxes, for the year ended December 31, 1999 decreased by 47.8% and net income per diluted share decreased by 45.1% compared to 1998. Two non-recurring charges were recorded in the third quarter of 1999 that reduced 1999 net income: an additional federal income tax provision of $20.0 million, or $0.48 per share, representing the Company's maximum exposure for disputed prior years' taxes; and a net cost of $1.0 million (after insurance proceeds), or $0.02 per share, to settle certain litigation in Alabama related to life insurance policies. The settlement of litigation in Alabama included the lawsuit in which a verdict of $12.35 million was rendered against the Company on June 25, 1999 as well as 39 other suits brought by the same law firm and 6 other cases represented by another law firm but of a similar nature. Net income also reflected $5.2 million of after tax realized investment losses for the year ended December 31, 1999, compared to $6.4 million of after tax realized investment gains in 1998.

    Return on shareholders' equity based on operating income for the last 12 months was 16%. Based on net income, return on equity was 10% for the last 12 months.

Liquidity and Financial Resources

  Investments

    The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At December 31, 2000, fixed income securities represented 96.3% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 94.4% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 2000.

    The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.4 years at December 31, 2000 and
4.1 years at December 31, 1999. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 78% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

  Operating Activities

    As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was approximately $24 million less than in 1999 as a result of an increase in claims paid, primarily automobile, and expenses.

    Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2001 without prior approval are approximately $42 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

  Financing Activities

    Financing activities include primarily repurchases of the Company's common stock, payment of dividends, the receipt and withdrawal of funds by annuity contractholders and borrowings and repayments under the Company's debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments its other reinsurance program, have been charged directly to additional paid-in capital.

    For the year ended December 31, 2000, receipts from annuity contracts increased slightly. Annuity contract maturities and withdrawals increased $65.2 million, or 26.4%, compared to the same period last year due about equally to higher withdrawals from both the variable and fixed annuity options. Variable annuity deposit retention decreased 4.4 percentage points over the 12 months to 84.1%. However, this retention for the last three months of 2000 showed improvement at 87.3% following the Company's expansion of variable investment options and introduction of its proprietary asset allocation software. Net transfers to variable annuity assets decreased $36.1 million compared to the same period last year reflecting a greater allocation of funds by customers to fixed annuities rather than variable annuities and the decrease in total annuity contract receipts. Retention of fixed annuity accumulated cash value was 88.7% for the 12 months ended December 31, 2000, 3.6 percentage points lower than the same period last year; also showing some improvement in the last three months of 2000 at 89.3%.

    During 2000, the Company repurchased 1,082,400 shares of its common stock, or 3% of the outstanding shares on December 31, 1999, at an aggregate cost of $15.1 million, or an average cost of $13.99 per share, under its stock repurchase program. Repurchases in 2000 compare to 1,075,300 shares repurchased in 1999 at an aggregate cost of $25.1 million. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of December 31, 2000, $96.3 million remained authorized for future share repurchases.

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

    The total capital of the Company was $576.7 million at December 31, 2000, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 25.6% of capital (excluding unrealized investment losses) at December 31, 2000, which was at the upper end of the Company's target operating range of 20% to 25%.

    Shareholders' equity was $428.0 million at December 31, 2000, including an unrealized loss in the Company's investment portfolio of $4.0 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $866.1 million and $21 3/8, respectively, at December 31, 2000. Book value per share was $10.56 at December 31, 2000, $10.66 excluding investment market value adjustments. At December 31, 1999, book value per share was $9.75, $10.73 excluding investment market value adjustments. The increase over the 12 months included the effects of unrealized investment gains and losses and share repurchases. Excluding these items, book value per share was approximately equal to a year earlier.

     In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (A-), Fitch, Inc. ("Fitch") (formerly Duff & Phelps Credit Rating Co.) (A), and Moody's Investors Service, Inc. ("Moody's") (Baa1) and are traded on the New York Stock Exchange (HMN 6 5/8). As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, S&P placed the Company's debt rating on "CreditWatch with negative implications" and Fitch placed the Company's debt rating on "Rating Watch Negative". Moody's issued a statement affirming their rating. Management anticipates that the CreditWatch and Rating Watch status will be resolved in the second quarter of 2001, based on further dialog between management and the respective rating agencies.

     As of both December 31, 2000 and December 31, 1999, the Company had short-term debt of $49.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 6.8%, as of December 31, 2000. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company anticipates entering into a replacement bank credit facility prior to the end of 2001 and does not expect material difficulties in doing so.

     The Company's ratio of earnings to fixed charges for the year ended December 31, 2000 was 2.0x compared to 10.6x for 1999. The decline was primarily attributable to the factors affecting income before income taxes that were described above.

     Total shareholder dividends were $17.2 million for the year ended December 31, 2000. In February 2001, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

     The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence for 52% of the coverage in 2001 and above a retention of $7.5 million per occurrence up to $80 million per occurrence for the remaining 48% of the coverage in 2001. In 2000, the retention for all of the coverage was $7.5 million per occurrence up to $80 million per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $10.3 million up to $46.3 million with the Florida Hurricane Fund, based on the Fund's resources. These catastrophe reinsurance programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit.

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

     Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that 1) have similar characteristics to the liabilities they support; 2) are diversified among industries, issuers and geographic locations; and 3) are predominately investment-grade fixed maturity securities. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2000, 20% of the fixed investment portfolio represents investments supporting the property and casualty operations and 80% support the life and annuity business. For a discussion regarding the Company's investments see "Business-Investments."

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

     Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non interest-sensitive property and casualty liabilities. Overall, at December 31, 2000, the duration of fixed maturity securities was approximately 4.4 years, and the duration of insurance liabilities was approximately 4.5 years.

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

     The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2000, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would increase by approximately $9 million after tax, 3% of shareholders' equity. A 100 basis point increase would decrease fair value of assets and liabilities by $13 million after tax, 4% of shareholders' equity. At December 31, 1999, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would increase by approximately $21 million after tax, 5% of shareholders' equity. A 100 basis point increase would decrease fair value of assets and liabilities by $2 million after tax, 1% of shareholders' equity. In both cases, these changes in interest rates assume a parallel shift in the yield curve.

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

Recent Accounting Changes

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which is required to be adopted in 2001. These statements will not have a material impact on the Company because it does not have significant holdings of derivatives or hedges, as defined within the context of SFAS No. 133.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" -- a replacement of FASB SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transactions occurring after March 31, 2001 but is not expected to have a material impact on the Company's accounting for its lending of fixed income securities to third parties.

     The National Association of Insurance Commissioners ("NAIC") has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective January 1, 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of domicile of the Company's principal operating subsidiaries, Illinois, California and Texas, have adopted the NAIC's codification. Although the evaluation of the impact of adopting the NAIC codification on the Company's statutory financial statements is not yet complete, at this time management anticipates that the impact will not be material.

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

         REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

                       Horace Mann Educators Corporation


     The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2000, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for the years ended December 31, 2000, 1999 and 1998 have been prepared by management, which is responsible for their integrity and reliability. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based upon management's best estimates and judgements. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

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

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2000, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 2000, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                       /s/ KPMG LLP
                                       KPMG LLP

Chicago, Illinois
February 8, 2001

                       HORACE MANN EDUCATORS CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     As of December 31, 2000, 1999 and 1998

                             (Dollars in thousands)

                                                                     2000         1999         1998
                                                                   --------     --------     --------
                                     ASSETS
Investments
  Fixed maturities, available for sale, at market
    (amortized cost 2000, $2,615,156; 1999,
    $2,575,403; 1998, $2,552,537)..............................    $2,607,738   $2,507,280   $2,651,379
  Short-term and other investments.............................        99,728      122,929      102,049
  Short-term investments, loaned securities collateral.........       204,881            -       87,392
                                                                   ----------   ----------   ----------
     Total investments.........................................     2,912,347    2,630,209    2,840,820
Cash...........................................................        21,141       22,848       12,044
Accrued investment income and premiums receivable..............       101,405       92,755      102,661
Value of acquired insurance in force and goodwill..............        92,260      102,068      101,055
Deferred policy acquisition costs..............................       141,604      130,192      101,658
Other assets...................................................       116,756      144,061      114,503
Variable annuity assets........................................     1,035,067    1,131,713    1,122,739
                                                                   ----------   ----------   ----------
     Total assets..............................................    $4,420,580   $4,253,846   $4,395,480
                                                                   ==========   ==========   ==========

LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
  Fixed annuity contract liabilities...........................    $1,217,756   $1,238,379   $1,239,234
  Interest-sensitive life contract liabilities.................       481,140      443,309      402,490
  Unpaid claims and claim expenses.............................       308,881      309,604      307,387
  Future policy benefits.......................................       180,049      179,157      179,693
  Unearned premiums............................................       174,428      170,845      179,194
                                                                   ----------   ----------   ----------
     Total policy liabilities..................................     2,362,254    2,341,294    2,307,998
Other policyholder funds.......................................       122,233      126,530      124,820
Other liabilities..............................................       324,312      110,698      197,292
Short-term debt................................................        49,000       49,000       50,000
Long-term debt.................................................        99,721       99,677       99,637
Variable annuity liabilities...................................     1,035,067    1,126,505    1,118,890
                                                                   ----------   ----------   ----------
     Total liabilities.........................................     3,992,587    3,853,704    3,898,637
                                                                   ----------   ----------   ----------
Warrants, subject to redemption................................             -            -          220
                                                                   ----------   ----------   ----------
Preferred stock, $0.001 par value, authorized
  1,000,000 shares; none issued................................             -            -            -
Common stock, $0.001 par value, authorized
  75,000,000 shares; issued, 2000, 59,859,053;
  1999, 59,292,053; 1998, 59,274,690...........................            60           59           59
Additional paid-in capital.....................................       338,243      333,892      336,686
Retained earnings..............................................       452,624      449,023      420,274
Accumulated other comprehensive income
  (loss), net of taxes:
    Net unrealized gains (losses) on fixed
      maturities and equity securities.........................        (4,038)     (40,016)      57,327
    Minimum pension liability adjustment.......................          (937)           -            -
Treasury stock, at cost, 2000, 19,341,296 shares; 1999,
  18,258,896 shares; 1998, 17,183,596 shares...................      (357,959)    (342,816)    (317,723)
                                                                   ----------   ----------   ----------
    Total shareholders' equity.................................       427,993      400,142      496,623
                                                                   ----------   ----------   ----------
    Total liabilities, redeemable securities
      and shareholders' equity.................................    $4,420,580   $4,253,846   $4,395,480
                                                                   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)

                                                              Year Ended December 31,
                                                         --------------------------------
                                                          2000         1999         1998
                                                         ------       ------       ------
Insurance premiums written and contract deposits..      $821,653     $821,209     $827,787
                                                        ========     ========     ========

Revenues
 Insurance premiums and contract charges earned...      $598,714     $595,128     $577,812
 Net investment income............................       192,396      188,267      191,723
 Realized investment gains (losses)...............        (9,906)      (7,969)       9,908
                                                        --------     --------     --------
   Total revenues.................................       781,204      775,426      779,443
                                                        --------     --------     --------
Benefits, losses and expenses
 Benefits, claims and settlement expenses.........       466,048      416,186      396,328
 Interest credited................................        92,561       91,629       94,776
 Policy acquisition expenses amortized............        55,972       53,041       45,477
 Operating expenses...............................       127,910      109,694      109,673
 Amortization of intangible assets................         8,769          215        6,921
 Interest expense.................................        10,204        9,722        9,487
 Restructuring charges............................         2,236            -            -
 Litigation charges...............................         7,783        1,585            -
                                                        --------     --------     --------
   Total benefits, losses and expenses............       771,483      682,072      662,662
                                                        --------     --------     --------
Income before income taxes........................         9,721       93,354      116,781
Income tax expense (benefit)......................        (2,438)      28,849       31,469
Provision for prior years' taxes..................        (8,682)      20,000            -
                                                        --------     --------     --------

Net income........................................      $ 20,841     $ 44,505     $ 85,312
                                                        ========     ========     ========

Earnings per share
 Basic............................................      $   0.51     $   1.08     $   1.97
                                                        ========     ========     ========
 Diluted..........................................      $   0.51     $   1.07     $   1.95
                                                        ========     ========     ========
 Weighted average number of shares
  and equivalent shares
   Basic..........................................    40,782,173   41,245,633   43,238,656
   Diluted........................................    40,966,774   41,708,439   43,838,434



          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 (Dollars in thousands, except per share data)

                                                           Year Ended December 31,
                                                      ---------------------------------
                                                        2000        1999        1998
                                                      ---------   ---------   ---------
Common stock
 Beginning balance..................................  $      59   $      59   $      59
 Options exercised, 2000, 557,000 shares; 1999,
  17,363 shares; 1998, 113,682 shares; and
  shares awarded, 2000, 10,000 shares...............          1           -           -
                                                      ---------   ---------   ---------
 Ending balance.....................................         60          59          59
                                                      ---------   ---------   ---------

Additional paid-in capital
 Beginning balance..................................    333,892     336,686     340,564
 Options exercised and shares awarded...............      5,301         362       2,200
 Catastrophe-linked equity put option premium.......       (950)       (950)     (1,475)
 Purchase of 8,450 warrants in 1999 and
  13,650 warrants in 1998...........................          -      (2,206)     (4,603)
                                                      ---------   ---------   ---------
 Ending balance.....................................    338,243     333,892     336,686
                                                      ---------   ---------   ---------

Retained earnings
 Beginning balance..................................    449,023     420,274     349,274
 Net income.........................................     20,841      44,505      85,312
 Cash dividends, 2000, $0.42 per share; 1999,
  $0.3825 per share; 1998, $0.3325 per share........    (17,240)    (15,756)    (14,312)
                                                      ---------   ---------   ---------
 Ending balance.....................................    452,624     449,023     420,274
                                                      ---------   ---------   ---------

Accumulated other comprehensive income
 (loss), net of taxes:
  Beginning balance.................................    (40,016)     57,327      62,167
  Change in net unrealized gains (losses) on fixed
   maturities and equity securities.................     35,978     (97,343)     (4,840)
  (Increase) decrease in minimum pension
   liability adjustment.............................       (937)          -           -
                                                      ---------   ---------   ---------
  Ending balance....................................     (4,975)    (40,016)     57,327
                                                      ---------   ---------   ---------

Treasury stock, at cost
 Beginning balance, 2000, 18,258,896 shares; 1999,
  17,183,596 shares; 1998, 14,896,796 shares........   (342,816)   (317,723)   (246,092)
 Purchase of 1,082,400 shares in 2000, 1,075,300
  shares in 1999; 2,286,800 shares in 1998
  (See note 5)......................................    (15,143)    (25,093)    (71,631)
                                                      ---------   ---------   ---------
 Ending balance 2000, 19,341,296 shares; 1999,
  18,258,896 shares; 1998, 17,183,596 shares........   (357,959)   (342,816)   (317,723)
                                                      ---------   ---------   ---------

Shareholders' equity at end of period...............  $ 427,993   $ 400,142   $ 496,623
                                                      =========   =========   =========

Comprehensive income (loss)
 Net income.........................................  $  20,841   $  44,505   $  85,312
 Other comprehensive income (loss), net of tax:
  Change in net unrealized gains (losses)
   on fixed maturities and equity securities........     35,978     (97,343)     (4,840)
  (Increase) decrease in minimum pension
   liability adjustment.............................       (937)          -           -
                                                      ---------   ---------   ---------
     Other comprehensive income (loss)..............     35,041     (97,343)     (4,840)
                                                      ---------   ---------   ---------
      Total.........................................  $  55,882   $ (52,838)  $  80,472
                                                      =========   =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                         Year Ended December 31,
                                                    ---------------------------------
                                                      2000        1999        1998
                                                    ---------   ---------   ---------
Cash flows from operating activities
 Premiums collected...............................  $ 618,253   $ 623,762   $ 618,419
 Policyholder benefits paid.......................   (465,414)   (453,353)   (459,595)
 Policy acquisition and
  other operating expenses paid...................   (187,248)   (179,951)   (176,054)
 Federal income taxes paid........................    (16,101)    (16,600)    (36,441)
 Investment income collected......................    191,103     186,824     195,599
 Interest expense paid............................    (10,028)     (9,523)     (9,309)
 Other............................................     (6,317)     (3,013)     (3,853)
                                                    ---------   ---------   ---------
   Net cash provided by operating activities......    124,248     148,146     128,766
                                                    ---------   ---------   ---------

Cash flows from investing activities
 Fixed maturities
  Purchases.......................................   (750,928)   (698,847)   (842,375)
  Sales...........................................    464,305     388,644     487,945
  Maturities......................................    243,618     286,758     351,112
 Net cash (used for) received from
  short-term and other investments................     26,814     (18,524)     26,296
                                                    ---------   ---------   ---------
   Net cash (used in) provided by
     investing activities.........................    (16,191)    (41,969)     22,978
                                                    ---------   ---------   ---------

Cash flows used in financing activities
 Purchase of treasury stock.......................    (15,143)    (25,093)    (71,631)
 Dividends paid to shareholders...................    (17,240)    (15,756)    (14,312)
 Principal (payments) borrowings
  on Bank Credit Facility.........................          -      (1,000)      8,000
 Repurchase of common stock warrants..............          -      (2,426)     (4,959)
 Exercise of stock options........................      5,302         362       2,200
 Catastrophe-linked equity put option premium.....       (950)       (950)     (1,475)
 Annuity contracts, variable and fixed
  Deposits........................................    206,393     205,684     223,324
  Maturities and withdrawals......................   (312,365)   (247,212)   (184,800)
  Net transfer from (to) variable annuity assets..     28,437      (7,676)    (96,905)
 Net (decrease) increase in interest-sensitive
  life account balances...........................     (4,198)     (1,306)        505
                                                    ---------   ---------   ---------
   Net cash used in financing activities..........   (109,764)    (95,373)   (140,053)
                                                    ---------   ---------   ---------

Net increase (decrease) in cash...................     (1,707)     10,804      11,691

Cash at beginning of period.......................     22,848      12,044         353
                                                    ---------   ---------   ---------

Cash at end of period.............................  $  21,141   $  22,848   $  12,044
                                                    =========   =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

    The subsidiaries of HMEC sell and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to educators and other employees of public schools and their families. The Company's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Allegiance Insurance Company and Horace Mann Lloyds.

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

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

  Deferred Policy Acquisition Costs

    Deferred policy acquisition costs net of accumulated amortization were $141,604, $130,192 and $101,658 as of December 31, 2000, 1999 and 1998,
respectively.

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

    The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs. The Company began deferring additional sales-related costs in 1999 for all new life and annuity contracts, consistent with common industry accounting practices. The impact of this change was an increase to net income of $3,582 and $3,108 for 2000 and 1999, respectively.

    When the Company was acquired in 1989, deferred acquisition costs were reduced to zero in connection with establishing the value of acquired insurance in force in the application of purchase accounting.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

                                            December 31,
                                      -------------------------
                                       2000     1999     1998
                                      -------  -------  -------
    Property and equipment..........  $62,652  $60,907  $55,028
    Less: accumulated depreciation..   33,025   30,543   26,541
                                      -------  -------  -------
      Total.........................  $29,627  $30,364  $28,487
                                      =======  =======  =======

    At the beginning of 1998, the Company adopted the accounting treatment required by the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Adoption of this statement decreased the Company's 2000, 1999 and 1998 operating expenses by $202, $1,568 and $2,400, respectively, before income taxes as costs incurred to develop internal-use software are capitalized and depreciated over their expected useful lives.

  Value of Acquired Insurance In Force and Goodwill

    When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Allegiance Insurance Company.

    The value of acquired insurance in force by operating segment and goodwill, net of amortization, were as follows:

                                                   December 31,
                                            ---------------------------
                                             2000      1999      1998
                                            -------  --------  --------
    Value of acquired insurance in force
      Property and casualty...............  $     -  $      -  $    719
      Life................................   12,434    14,409    16,529
      Annuity.............................   30,812    37,027    31,557
                                            -------  --------  --------
        Subtotal..........................   43,246    51,436    48,805
    Goodwill..............................   49,014    50,632    52,250
                                            -------  --------  --------
        Total.............................  $92,260  $102,068  $101,055
                                            =======  ========  ========

    The value of acquired insurance in force is being amortized over the following periods utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits. Goodwill is amortized over 40 years on a straight-line basis.

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

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

     Significant appreciation and the resultant growth in annuity assets and the retention of the Company's annuity business in recent years have favorably impacted projected future gross profits for the business. Therefore, previously scheduled annual amortization of the December 31, 2000 balance was revised as reflected in the table below. Such amounts are evaluated annually and amortization schedules updated as indicated.

     Scheduled amortization of the December 31, 2000 balances of value of acquired insurance in force by segment and goodwill over the next five years is as follows:

                                                     Year Ended December 31,
                                              --------------------------------------
                                               2001    2002    2003    2004    2005
                                              ------  ------  ------  ------  ------
    Scheduled amortization of:
      Value of acquired insurance in force
        Life................................  $1,839  $1,726  $1,625  $1,537  $1,460
        Annuity.............................   4,464   3,917   3,632   3,686   3,719
                                              ------  ------  ------  ------  ------
          Subtotal..........................   6,303   5,643   5,257   5,223   5,179
      Goodwill..............................   1,618   1,618   1,618   1,618   1,618
                                              ------  ------  ------  ------  ------
          Total.............................  $7,921  $7,261  $6,875  $6,841  $6,797
                                              ======  ======  ======  ======  ======

     The accumulated amortization of intangibles as of December 31, 2000, 1999 and 1998 was $140,601, $131,832 and $131,617, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

  Variable Annuity Assets and Liabilities

     Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in various mutual funds, including the Horace Mann mutual funds. In September 2000, the Company introduced 21 new investment options in its tax-deferred annuity product line. Variable annuity assets were invested in the offered mutual funds as follows:

                                                                               December 31,
                                                                    ----------------------------------
                                                                       2000        1999        1998
                                                                    ----------  ----------  ----------
    Horace Mann Equity Fund
      (formerly Horace Mann Growth Fund)..........................  $  428,821  $  566,932  $  605,803
    Horace Mann Balanced Fund.....................................     315,015     404,712     427,368
    Horace Mann Small Cap Equity Fund
      (formerly Horace Mann Small Cap Growth Fund)................      83,304      60,042      28,629
    Horace Mann Socially Responsible Fund.........................      75,782      59,129      35,368
    Horace Mann International Equity Fund.........................      42,512      26,040      10,290
    Wilshire Large Company Growth Portfolio -
      Institutional and Investment................................      19,036           -           -
    Wilshire 5000 Index Portfolio - Institutional and Investment..      16,829           -           -
    Horace Mann Income Fund.......................................      11,376      13,237      13,952
    Fidelity VIP Growth Portfolio.................................       7,041           -           -
    Fidelity VIP Index 500 Portfolio..............................       4,915           -           -
    Fidelity VIP Mid Cap Portfolio................................       4,690           -           -
    Alliance Premier Growth Portfolio.............................       4,142           -           -
    Strong Mid Cap Growth Fund II.................................       3,397           -           -
    Putman VI Vista Fund..........................................       2,869           -           -
    Horace Mann Short-Term Investment Fund........................       2,274       1,621       1,329
    JP Morgan U.S. Disciplined Equity Portfolio...................       1,845           -           -
    Warburg Pincus Small Company Growth Portfolio.................       1,640           -           -
    Davis Value Portfolio.........................................       1,489           -           -
    Rainier Small/Mid Cap Equity Portfolio........................       1,444           -           -
    Fidelity VIP Overseas Portfolio...............................       1,410           -           -
    Strong Opportunity Fund II....................................       1,299           -           -
    T. Rowe Price Small-Cap Stock Fund............................       1,251           -           -
    Fidelity VIP Growth & Income Portfolio........................         820           -           -
    Wilshire Large Company Value Portfolio........................         500           -           -
    T. Rowe Price Small Cap Value Fund............................         343           -           -
    Fidelity VIP Investment Grade Bond Portfolio..................         312           -           -
    Fidelity VIP High Income Portfolio............................         261           -           -
    Neuberger Berman Genesis Assets Account.......................         252           -           -
    Wilshire Small Company Growth Portfolio.......................         128           -           -
    Wilshire Small Company Value Portfolio........................          70           -           -
                                                                    ----------  ----------  ----------
      Total variable annuity assets...............................  $1,035,067  $1,131,713  $1,122,739
                                                                    ==========  ==========  ==========

     The investment income, gains and losses of these accounts accrue directly to the policyholders and are not included in the operations of the Company.

                      HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

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

  Unpaid Claims and Claim Expenses

     Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses. At December 31, 2000, 99.4% of the Company's liabilities for property and casualty unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims.

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

     In the fourth quarter of 2000, the Company conducted a comprehensive review of all components of its property and casualty reserves. As a result of that review, the Company recorded a net strengthening of these reserves in 2000 of $22,658, as shown in the following table. The strengthening primarily reflected a $17,000 reduction of ceded reserves resulting from the adoption of a different actuarial method to reflect more accurately prior years' loss experience.

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

This reduction of the ceded reserves was related to automobile facility business in four states, primarily Massachusetts. The remaining net strengthening of prior years' reserves was primarily in the automobile line of business and was based on the further analysis of adverse trends which emerged in 2000. No other unusual adjustments were made in the determination of the liabilities during the periods covered by these financial statements. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses. Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.

     The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                          Year Ended December 31,
                                                       -----------------------------
                                                         2000      1999       1998
                                                       --------  --------   --------
    Gross reserves, beginning of year................  $299,803  $298,929   $310,632
      Less reinsurance recoverables..................    64,410    55,890     41,324
                                                       --------  --------   --------
    Net reserves, beginning of year..................   235,393   243,039    269,308
                                                       --------  --------   --------

    Incurred claims and claims expense:
      Claims occurring in the current year...........   394,711   379,455    379,603
      Increase (decrease) in estimated reserves for
         claims occurring in prior years(1):
          Policies written by the Company............    20,858    (7,583)   (23,317)
          Business assumed from state
            reinsurance facilities...................     1,800     3,000     (1,600)
                                                       --------  --------   --------
              Total increase (decrease)..............    22,658    (4,583)   (24,917)
                                                       --------  --------   --------
          Total claims and claims expense incurred...   417,369   374,872    354,686
                                                       --------  --------   --------
    Claims and claims expense payments
      for claims occurring during:
        Current year.................................   247,286   240,045    238,986
        Prior years..................................   155,636   142,473    141,969
                                                       --------  --------   --------
          Total claims and claims expense payments...   402,922   382,518    380,955
                                                       --------  --------   --------
    Net reserves, end of period......................   249,840   235,393    243,039
      Plus reinsurance recoverables..................    49,056    64,410     55,890
                                                       --------  --------   --------
    Gross reserves, end of period(2).................  $298,896  $299,803   $298,929
                                                       ========  ========   ========

------------
(1) Shows the amounts by which the Company decreased or increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information. Also refer to the second paragraph preceding this table for additional information regarding the increase in reserves recorded in 2000.
(2) Unpaid claims and claims expense as reported in the consolidated balance sheets also include life, annuity, and group accident and health reserves of $9,985, $9,801 and $8,458 at December 31, 2000, 1999 and 1998, respectively, in addition to property and casualty reserves.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

                                              Year Ended December 31,
                                           ----------------------------
                                             2000      1999      1998
                                           --------  --------  --------
    Claims and claims expense incurred...  $417,369  $374,872  $354,686
    Amount attributable to catastrophes..    16,122    19,371    28,019
                                           --------  --------  --------
      Excluding catastrophes.............  $401,247  $355,501  $326,667
                                           ========  ========  ========

    Claims and claims expense payments...  $402,922  $382,518  $380,955
    Amount attributable to catastrophes..    14,200    17,400    25,200
                                           --------  --------  --------
      Excluding catastrophes.............  $388,722  $365,118  $355,755
                                           ========  ========  ========

  Insurance Premiums and Contract Charges Earned

    Property and casualty insurance premiums are recognized as revenue ratably over the related contract periods in proportion to the risks insured. The unexpired portions of these property and casualty premiums are recorded as unearned premiums, using the monthly pro rata method.

    Premiums and contract charges for interest-sensitive life and annuity contracts consist of charges for the cost of insurance, policy administration and withdrawals. Premiums for long-term traditional life policies are recognized as revenues when due over the premium-paying period. Annuity and interest-sensitive life contract deposits represent funds deposited by policyholders and are not included in the Company's premiums or contract charges earned.

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

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

                                              Year Ended December 31,
                                            --------------------------
                                               2000     1999     1998
                                             -------  -------  -------
Net income                    As reported    $20,841  $44,505  $85,312
                              Pro forma(1).  $18,995  $42,907  $84,485

Basic net income per share    As reported    $  0.51  $  1.08  $  1.97
                              Pro forma....  $  0.47  $  1.04  $  1.95

Diluted net income per share  As reported    $  0.51  $  1.07  $  1.95
                              Pro forma....  $  0.46  $  1.03  $  1.93

----------
(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.9%, 5.9% and 5.6%; dividend yield of 2.4%, 1.9% and 1.3%; expected lives of 10 years; and volatility of 53.2%, 50.3% and 26.2%.

  Income Taxes

    The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2000, 1999 and 1998 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return and financial statement basis.

    Deferred tax assets and liabilities include provisions for unrealized investment gains and losses with the change for each period included in net unrealized gains and losses in shareholders' equity.

  Earnings Per Share

    Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units and in 1998 also warrants.

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:


                                                            Year Ended December 31,
                                                           -------------------------
                                                             2000    1999     1998
                                                           -------  -------  -------
     Basic - assumes no dilution:
     Net income for the period...........................  $20,841  $44,505  $85,312
                                                           -------  -------  -------
     Weighted average number of common
       shares outstanding during the period..............   40,782   41,246   43,239
                                                           -------  -------  -------

     Net income per share - basic........................  $  0.51  $  1.08  $  1.97
                                                           =======  =======  =======

     Diluted - assumes full dilution:
     Net income for the period...........................  $20,841  $44,505  $85,312
                                                           -------  -------  -------
     Weighted average number of common shares
       outstanding during the period.....................   40,782   41,246   43,239
     Weighted average number of common equivalent
       shares to reflect the dilutive effect of common
       stock equivalent securities:
         Stock options...................................       62      387      451
         Common stock units related to Deferred
           Equity Compensation Plan for Directors........      114       69       49
         Common stock units related to Deferred
           Compensation Plan for Employees...............        9        6        1
         Warrants........................................        -        -       98
                                                           -------  -------  -------
     Total common and common equivalent shares adjusted
       to calculate diluted earnings per share...........   40,967   41,708   43,838
                                                           -------  -------  -------

     Net income per share - diluted......................  $  0.51  $  1.07  $  1.95
                                                           =======  =======  =======

     Options to purchase 2,301,275 shares of common stock at $16.13 to $33.87 per share were granted during 1997, 1998, 1999 and 2000 but were not included in the computation of 2000 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during 2000. The options, which expire in 2007, 2008, 2009 and 2010, were still outstanding at December 31, 2000.

  Comprehensive Income (Loss)

     Comprehensive income (loss) represents the change in shareholders' equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus the change in net unrealized gains and losses on fixed maturities and equity securities and the change in the minimum pension liability adjustment for the period as shown in the Statement of Changes in Shareholders' Equity.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

    The components of comprehensive income (loss) were as follows:

                                                                    Year Ended December 31,
                                                             --------------------------------------
                                                               2000            1999           1998
                                                             --------       ---------       -------
Net income..............................................     $ 20,841       $  44,505       $85,312
                                                             --------       ---------       -------
Other comprehensive income (loss):
  Change in net unrealized gains (losses) on
    fixed maturities and equity securities
      Unrealized holding gains (losses) on
        fixed maturities and equity securities
        arising during period...........................       43,177        (158,423)        3,855
      Less: reclassification adjustment for gains
        (losses) included in net income.................      (12,174)         (8,664)       11,301
                                                             --------       ---------       -------
          Total, before tax.............................       55,351        (149,759)       (7,446)
          Income tax expense (benefit)..................       19,373         (52,416)       (2,606)
                                                             --------       ---------       -------
              Total, net of tax.........................       35,978         (97,343)       (4,840)
                                                             --------       ---------       -------
  (Increase) decrease in minimum
    pension liability adjustment
      Before tax........................................       (1,441)              -             -
      Income tax benefit................................         (504)              -             -
                                                             --------       ---------       -------
              Total, net of tax.........................         (937)              -             -
                                                             --------       ---------       -------
              Total comprehensive income (loss).........     $ 55,882       $ (52,838)      $80,472
                                                             ========       =========       =======

  Statements of Cash Flows

    For purposes of the statements of cash flows, cash constitutes cash on deposit at banks.

  Reclassification

    The Company has reclassified the presentation of certain prior period information to conform with the 2000 presentation.

NOTE 2 - Restructuring Charges

    In December 2000, the Company recorded restructuring charges of $2,236 pretax ($1,453, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The changes will improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, which represent severance, vacation buy-out and related payroll taxes, represented $1,827 of the total accrued. The eliminated positions encompass management, professional and clerical responsibilities. Termination of lease agreements for office space used by the credit union marketing group represented $285 of the total accrued. The remaining $124 was primarily attributable to the write-off of software related to these two areas. Restructuring charges have been separately identified in the Statement of Operations for the year ended December 31, 2000. None of the restructuring costs were paid as of December 31, 2000.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments

  Net Investment Income

    The components of net investment income for the following periods were:

                                                                              Year Ended December 31,
                                                                           ------------------------------
                                                                             2000       1999       1998
                                                                           --------   --------   --------
    Fixed maturities....................................................   $185,745   $182,561   $185,271
    Short-term and other investments....................................     10,220      9,212     10,700
                                                                           --------   --------   --------
       Total investment income..........................................    195,965    191,773    195,971
    Less investment expenses............................................      3,569      3,506      4,248
                                                                           --------   --------   --------
       Net investment income............................................   $192,396   $188,267   $191,723
                                                                           ========   ========   ========

  Realized Investment Gains (Losses)

    Realized investment gains (losses) for the following periods were:

                                                                              Year Ended December 31,
                                                                           ------------------------------
                                                                             2000       1999       1998
                                                                           --------   --------   --------
    Fixed maturities....................................................   $(12,906)  $(9,777)   $10,537
    Short-term and other investments....................................      3,000     1,808       (629)
                                                                           --------   -------    -------
       Realized investment gains (losses)...............................   $ (9,906)  $(7,969)   $ 9,908
                                                                           ========   =======    =======

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

  Fixed Maturity Securities

    The amortized cost, unrealized investment gains and losses, and market values of investments in debt securities as of December 31, 2000, 1999 and 1998 were as follows:

                                                Amortized   Unrealized  Unrealized    Market
                                                   Cost       Gains       Losses      Value
                                                ----------  ----------  ----------  ----------

    As of December 31, 2000
      U.S. government and agency obligations
        Mortgage-backed securities............  $  495,696    $ 10,564     $ 1,655  $  504,605
        Other.................................     124,611       2,507       1,060     126,058
      Municipal bonds.........................     286,384      10,329       1,658     295,055
      Foreign government bonds................      29,310       1,873         563      30,620
      Corporate bonds.........................   1,280,269      24,682      54,329   1,250,622
      Other mortgage-backed securities........     398,886       4,764       2,872     400,778
                                                ----------    --------     -------  ----------
          Totals..............................  $2,615,156    $ 54,719     $62,137  $2,607,738
                                                ==========    ========     =======  ==========

    As of December 31, 1999
      U.S. government and agency obligations
        Mortgage-backed securities............  $  506,132    $  3,587     $11,604  $  498,115
        Other.................................     136,400         330       5,304     131,426
      Municipal bonds.........................     307,045       3,348       8,343     302,050
      Foreign government bonds................      21,875         439         327      21,987
      Corporate bonds.........................   1,184,792       9,362      49,046   1,145,108
      Other mortgage-backed securities........     419,159       1,302      11,867     408,594
                                                ----------    --------     -------  ----------
          Totals..............................  $2,575,403    $ 18,368     $86,491  $2,507,280
                                                ==========    ========     =======  ==========

    As of December 31, 1998
      U.S. government and agency obligations
        Mortgage-backed securities............  $  489,752    $ 17,741     $    24  $  507,469
        Other.................................     192,166       7,106         248     199,024
      Municipal bonds.........................     301,751      17,430          40     319,141
      Foreign government bonds................      21,829       2,827         706      23,950
      Corporate bonds.........................   1,180,452      59,118      12,047   1,227,523
      Other mortgage-backed securities........     366,587       9,042       1,357     374,272
                                                ----------    --------     -------  ----------
          Totals..............................  $2,552,537    $113,264     $14,422  $2,651,379
                                                ==========    ========     =======  ==========

    The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

  Maturity/Sales Of Investments

    The market value and amortized cost of fixed maturity securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Percent of
                                                    Total Market     Market     Amortized
                                                        Value        Value         Cost
                                                    ------------   ----------   ----------
    Due in 1 year or less.........................        7.0%     $  183,197   $  183,386
    Due after 1 year through 5 years..............       28.8         750,429      745,879
    Due after 5 years through 10 years............       28.5         741,620      746,527
    Due after 10 years through 20 years...........       15.6         407,216      404,931
    Due after 20 years............................       20.1         525,276      534,433
                                                        -----      ----------   ----------
     Total........................................      100.0%     $2,607,738   $2,615,156
                                                        =====      ==========   ==========

    Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                                              Year Ended December 31,
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
    Proceeds...........................................    $707,923   $675,402   $839,057
    Gross gains realized...............................       4,940      3,941     18,081
    Gross losses realized..............................     (17,846)   (13,718)    (7,544)

  Unrealized Gains (Losses) on Fixed Maturities

    Net unrealized gains (losses) are computed as the difference between market value and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                                              Year Ended December 31,
                                                          -------------------------------
                                                            2000       1999        1998
                                                          --------   ---------   --------
    Unrealized gains (losses) on fixed maturities
      Beginning of period...............................  $(68,123)  $  98,842   $103,256
      End of period.....................................    (7,418)    (68,123)    98,842
                                                          --------   ---------   --------
        Increase (decrease) for the period..............    60,705    (166,965)    (4,414)
    Income taxes (benefit)..............................    21,247     (58,438)    (1,545)
                                                          --------   ---------   --------
    Increase (decrease) in net unrealized gains (losses)
      on fixed maturities before the valuation impact
      on deferred policy acquisition costs and value
      of acquired insurance in force....................  $ 39,458   $(108,527)  $ (2,869)
                                                          ========   =========   ========

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

  Securities Lending

    The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2000 and 1998, fixed maturities with a fair value of $204,881 and $87,392, respectively, were on loan. There were no securities on loan at December 31, 1999. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Effective beginning in 1998, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," required the securities lending collateral to be classified as investments with a corresponding liability included in Other Liabilities in the Company's consolidated balance sheet.

  Investment in Entities Exceeding 10% of Shareholders' Equity

    At December 31, 2000 and 1999, the Company's investment portfolio included $53,706 and $42,087, respectively, of fixed maturity securities issued by Ford Motor Company and its affiliates representing 12.5% and 10.5%, respectively, of shareholders' equity at those dates and other than obligations of the United States Government and government agencies and authorities, there were no other investments which exceeded 10% of total shareholders' equity. At December 31, 1998, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the United States Government and government agencies and authorities.

  Deposits

    At December 31, 2000, securities with a carrying value of $14,057 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4 - Debt and Warrants

    Indebtedness and scheduled maturities at December 31, 2000, 1999 and 1998 consisted of the following:

                                               Effective                          December 31,
                                               Interest       Final      ----------------------------
                                                 Rates      Maturity     2000        1999        1998
                                               --------     --------     ----        ----        ----
Short-term debt:
 Bank Credit Facility....................      Variable       2001     $ 49,000    $ 49,000    $ 50,000
Long-term debt:
 6 5/8% Senior Notes, Face amount
  less unaccrued discount of $279, $323
  and $363, respectively.................        6.7%         2006       99,721      99,677      99,637
                                                                       --------    --------    --------
   Total.................................                              $148,721    $148,677    $149,637
                                                                       ========    ========    ========

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

  Bank Credit Facility

    The Bank Credit Facility provides for unsecured borrowings of up to $65,000. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 0.325% at December 31, 2000). The unused portion of the Bank Credit Facility is subject to a variable commitment fee which was 0.125% on an annual basis at December 31, 2000. The Company's obligations under the Bank Credit Facility are unsecured. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company anticipates entering into a replacement bank credit facility prior to the end of 2001 and does not expect material difficulties in doing so.

  Warrants

    No warrants were outstanding at December 31, 2000 and 1999. During 1999, the Company repurchased all remaining warrants, representing 107,537 shares of the Company's common stock, for $2,427. During 1998, the Company repurchased 61.8% of its then outstanding warrants, representing 173,713 shares of the Company's common stock, for $4,959. At December 31, 1998, warrants to purchase 107,537 shares of the Company's common stock at $2.70 per share were outstanding.

  Covenants

    The Company is in compliance with all of the covenants contained in the Senior Notes indenture and the Bank Credit Facility Agreement.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options

  Share Repurchase Program

    During 2000, the Company repurchased 1,082,400 shares of its common stock, or 3% of the outstanding shares on December 31, 1999, at an aggregate cost of $15,143, or an average cost of $13.99 per share, under its stock repurchase program. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of December 31, 2000, $96,343 remained authorized for future share repurchases.

  Authorization of Preferred Stock

    In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to
(i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2000, 1999 and 1998.

    The Company's catastrophe reinsurance program is augmented by a $100,000 equity and reinsurance agreement. The equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154,000 of catastrophe losses above the reinsurance coverage limit. Fees related to this equity put option were charged directly to additional paid-in capital.

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

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

  Director Stock Plan

    In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2000, 1999 and 1998, 113,944 units, 68,822 units and 48,689 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

  Employee Stock Plan

    In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees ("Employee Stock Plan"). Shares of the Company's common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2000, 1999 and 1998, 8,507, 5,613 and 2,489 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

  Stock Options

    In 1991, the shareholders approved the 1991 Stock Incentive Plan (the "1991 Plan") and reserved 4,000,000 shares of common stock for issuance under the 1991 Plan. In 2000, the shareholders approved an increase of 2,000,000 in the number of shares of common stock reserved for issuance under the 1991 Plan. Under the 1991 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options are exercisable in installments generally beginning in the first year from the date of grant and expiring 10 years from the date of grant.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

    Changes in outstanding options and shares available for grant were as follows:

                                                                                Options
                               Weighted Average    Range of     ---------------------------------------
                                 Option Price    Option Prices                   Vested and  Available
                                  per Share        per Share     Outstanding    Exercisable  for Grant
                               ----------------  -------------  --------------  -----------  ---------
    At December 31, 1997.....       $12.73       $ 9.00-$27.46     1,298,582     1,120,282   1,433,600
                                                                   ---------     ---------   ---------
      Granted................       $33.70       $29.21-$34.53       233,950        65,462    (233,950)
      Vested.................                    $11.12-$27.46             -        65,350           -
      Exercised..............       $12.79       $ 9.00-$33.87      (113,682)     (113,682)          -
      Canceled...............       $15.15       $       15.15       (30,000)      (30,000)     30,000
                                                                   ---------     ---------   ---------
    At December 31, 1998.....       $16.21       $ 9.00-$34.53     1,388,850     1,107,412   1,229,650
                                                                   ---------     ---------   ---------
      Granted................       $21.42       $19.53-$25.63       484,600        68,689    (484,600)
      Vested.................                    $22.42-$34.53             -       115,142           -
      Exercised..............       $18.50       $15.15-$23.31       (17,363)      (17,363)          -
      Canceled...............       $29.07       $22.42-$33.87        (4,012)       (4,012)      4,012
                                                                   ---------     ---------   ---------
    At December 31, 1999.....       $17.52       $ 9.00-$34.53     1,852,075     1,269,868     749,062
                                                                   ---------     ---------   ---------
      Increase in options
        available for grant..                                              -             -   2,000,000
      Granted................       $17.24       $13.84-$18.08     1,469,300        42,350  (1,469,300)
      Vested.................                    $22.42-$33.87             -       176,234           -
      Exercised..............       $ 9.06       $ 9.00-$15.15      (557,000)     (557,000)          -
      Canceled...............       $28.59       $22.42-$34.53       (27,650)      (27,650)     27,650
                                                                   ---------     ---------   ---------
    At December 31, 2000.....       $18.98       $ 9.00-$33.87     2,736,725       903,802   1,307,412
                                                                   =========     =========   =========

    As of December 31, 2000, the weighted average life of vested and exercisable options was 5.0 years and the weighted average price of such options was $20.19 per option. The weighted average prices of vested and exercisable options as of December 31, 1999 and 1998 were $14.70 and $12.84, respectively.

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 6 - Income Taxes

     The federal income tax liabilities and recoverables included in other liabilities and other assets, respectively, in the consolidated balance sheets as of December 31, 2000, 1999 and 1998 were as follows:

                                                         December 31,
                                                ------------------------------
                                                  2000       1999       1998
                                                --------   --------    -------
     Current liability (asset)................  $(10,012)  $ 19,006    $(2,971)
     Deferred liability (asset)...............      (203)   (20,435)    21,549

     Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The "temporary differences" that give rise to the deferred tax balances at December 31, 2000, 1999 and 1998 were as follows:


                                                                           December 31,
                                                                   ----------------------------
                                                                    2000       1999      1998
                                                                   -------   --------   -------
     Deferred tax assets
       Unrealized losses on securities...........................  $ 2,949   $ 21,547   $     -
       Discounting of unpaid claims and
         claims expense tax reserves.............................    6,906      7,166     8,277
       Life insurance future policy benefit reserve revaluation..   13,808     17,195    21,346
       Unearned premium reserve reduction........................   11,634     11,395    12,037
       Postretirement benefits other than pension................   10,367      9,775     9,102
       Other, net................................................    8,750      6,200     3,181
                                                                   -------   --------   -------
           Total gross deferred tax assets.......................   54,414     73,278    53,943
                                                                   -------   --------   -------
     Deferred tax liabilities
       Unrealized gains on securities............................        -          -    30,867
       Intangible assets.........................................   15,070     17,573    18,197
       Deferred policy acquisition costs.........................   39,141     35,270    26,428
                                                                   -------   --------   -------
           Total gross deferred tax liabilities..................   54,211     52,843    75,492
                                                                   -------   --------   -------
             Net deferred tax liability (asset)..................  $  (203)  $(20,435)  $21,549
                                                                   =======   ========   =======

     Based on the Company's historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

     The components of federal income tax expense (benefit) were as follows:


                                                    Year Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------   -------  --------
    Current.....................................  $ (5,104)  $35,237  $ 42,844
    Deferred....................................    (6,016)   13,612   (11,375)
                                                  --------   -------  --------
        Total tax expense (benefit).............  $(11,120)  $48,849  $ 31,469
                                                  ========   =======  ========

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 6 - Income Taxes-(Continued)

     Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:


                                                                    Year Ended December 31,
                                                                  ----------------------------
                                                                    2000      1999      1998
                                                                  --------   -------   -------
     Expected federal tax on income.............................  $  3,402   $32,674   $40,874
     Add (deduct) tax effects of:
       Tax-exempt interest......................................    (4,240)   (4,293)   (3,706)
       1994 and 1995 IRS audit - interest, net of tax...........    (2,146)        -         -
       Goodwill.................................................       566       566       566
       Acquisition related benefits and other, net..............       (20)      (98)   (6,265)
                                                                  --------   -------   -------
     Income tax expense provided on income
       before provision for prior years' taxes..................    (2,438)   28,849    31,469
     Provision for prior years' taxes...........................    (8,682)   20,000         -
                                                                  --------   -------   -------
     Income tax expense (benefit) provided on income............  $(11,120)  $48,849   $31,469
                                                                  ========   =======   =======

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20,000 representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In 2000, the Company reached a final resolution with the IRS for the tax years 1994, 1995 and 1996 in an amount that was $8,682 less than was previously accrued. That amount has been included in net income for the year ended December 31, 2000.

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

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

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

     The carrying amounts and fair values of financial instruments at December 31, 2000, 1999 and 1998 consisted of the following:


                                                                          December 31,
                                             ----------------------------------------------------------------------
                                                      2000                    1999                   1998
                                             ----------------------   ---------------------  ----------------------
                                              Carrying      Fair      Carrying      Fair      Carrying      Fair
                                               Amount      Value       Amount      Value       Amount      Value
                                             ----------  ----------  ----------  ----------  ----------  ----------
    Financial Assets
      Investments
        Fixed maturities...................  $2,607,738  $2,607,738  $2,507,280  $2,507,280  $2,651,379  $2,651,379
        Short-term and other investments...      99,728     102,520     122,929     125,316     102,049     105,859
        Short-term investments,
          loaned securities collateral.....     204,881     204,881           -           -      87,392      87,392
                                             ----------  ----------  ----------  ----------  ----------  ----------
            Total investments..............   2,912,347   2,915,139   2,630,209   2,632,596   2,840,820   2,844,630
      Cash.................................      21,141      21,141      22,848      22,848      12,044      12,044

    Financial Liabilities
      Policyholder account balances on
        interest-sensitive life contracts..      94,775      92,684      94,141      92,048      91,719      89,576
      Annuity contract liabilities.........   1,217,756   1,017,044   1,238,379   1,052,732   1,239,234   1,142,859
      Other policyholder funds.............     122,233     122,233     126,530     126,530     124,820     124,820
      Short-term debt......................      49,000      49,000      49,000      49,000      50,000      50,000
      Long-term debt.......................      99,721      92,674      99,677      89,613      99,637     101,525

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

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

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

     Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying financial statements are as follows:

                                                                          December 31,
                                                               ---------------------------------
                                                                 2000        1999         1998
                                                               ---------   ---------   ---------
Statutory capital and surplus of insurance subsidiaries......  $ 389,249   $ 387,081   $ 363,130
Increase (decrease) due to:
 Deferred policy acquisition costs...........................    141,604     130,192     101,658
 Difference in policyholder reserves.........................     (2,448)     (7,514)     (2,498)
 Goodwill....................................................     49,014      50,632      52,250
 Value of acquired insurance in force........................     43,246      51,436      48,805
 Liability for postretirement benefits, other than pensions..    (28,488)    (27,257)    (26,021)
 Investment market value
  adjustments on fixed maturities............................     (7,418)    (68,123)     98,842
 Difference in investment reserves...........................     21,403      27,726      33,733
 Federal income tax liability................................     (6,866)       (158)    (15,611)
 Non-admitted assets and other, net..........................     11,064       6,552       5,054
 Shareholders' equity of parent company and
  non-insurance subsidiaries.................................    (33,646)     (1,748)    (13,082)
 Parent company short-term and long-term debt................   (148,721)   (148,677)   (149,637)
                                                               ---------   ---------   ---------
  Shareholders' equity as reported herein....................  $ 427,993   $ 400,142   $ 496,623
                                                               =========   =========   =========


                                                                    Year Ended December 31,
                                                               ---------------------------------
                                                                 2000        1999        1998
                                                               ---------   ---------   ---------
Statutory net income of insurance subsidiaries...............  $  23,881   $  75,722   $  67,865
Net loss of non-insurance companies..........................    (17,853)     (3,710)       (380)
Interest expense.............................................    (10,204)     (9,722)     (9,487)
Tax benefit of interest expense and other
 parent company current tax adjustments......................     15,539      (6,928)      2,893
                                                               ---------   ---------   ---------
Combined net income..........................................     11,363      55,362      60,891
Increase (decrease) due to:
 Deferred policy acquisition costs...........................     12,781      14,612      18,408
 Policyholder benefits.......................................      7,891       7,681       1,852
 Federal income tax expense (benefit)........................     (6,324)     (3,090)      5,256
 Provision for prior years' taxes............................      8,682     (20,000)          -
 Amortization of intangible assets...........................     (8,769)       (215)     (6,921)
 Investment reserves.........................................     (2,067)     (7,931)      6,061
 Loss on group medical business, net of tax benefits.........          -        (376)      1,738
 Other adjustments, net......................................     (2,716)     (1,538)     (1,973)
                                                               ---------   ---------   ---------
  Net income as reported herein..............................  $  20,841   $  44,505   $  85,312
                                                               =========   =========   =========

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 8 - Statutory Surplus and Subsidiary Dividend Restrictions-(Continued)

     The Company has principal insurance subsidiaries domiciled in Illinois, California and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting practices prescribed or permitted by the Illinois Department of Insurance, the California Department of Insurance and the Texas Department of Insurance as applicable. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

     The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2001 without prior approval is approximately $42,000.

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

     The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and are effective January 1, 2001. Codification will change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of domicile of the Company's principal operating subsidiaries, Illinois, California and Texas, have adopted the NAIC's codification. Although the evaluation of the impact of adopting the NAIC codification on the Company's statutory financial statements is not yet complete, as of the date of these financial statements management anticipates that the impact will not be material.

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

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

     The Company's policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined benefit plan, investments have been set aside in a trust fund. The supplemental retirement plans are non-qualified, unfunded plans.

     Employees of the Company are also eligible to participate in the Supplemental Retirement and Savings Plan, a 401(k) plan, and may generally contribute up to 10% of eligible compensation on a before tax basis. The Company contributes an amount equal to 50% of the first 6% of eligible compensation contributed each month by participating employees.

     Total pension and supplemental savings expense was $11,783, $9,593 and $9,471 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Defined Contribution Plan

     Pension benefits under the defined contribution plan were fully funded and investments were set aside in a trust fund. Contributions to employees' accounts under the defined contribution plan, which were expensed in the Company's statements of operations, and total plan assets were as follows:


                                            Year Ended December 31,
                                           -------------------------
                                             2000    1999     1998
                                           -------  -------  -------
    Contributions to employees accounts..  $ 5,626  $ 5,814  $ 5,919
    Total assets at the end of the year..   92,609   85,519   77,820

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

  Defined Benefit Plan and Supplemental Retirement Plans

    The following table summarizes both the funding status of the defined benefit and supplemental retirement pension plans at the end of each year and identifies the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

                                                                                                   Supplemental
                                                             Defined Benefit Plan                Retirement Plans
                                                         -----------------------------    ------------------------------
                                                                 December 31,                      December 31,
                                                         -----------------------------    ------------------------------
                                                          2000       1999       1998        2000       1999       1998
                                                         -------    -------    -------    --------    -------    -------
    Change in benefit obligation:
      Benefit obligation at beginning of year.........   $47,282    $49,446    $43,354    $  8,775    $ 6,190    $ 5,606
      Service cost....................................     1,625      1,816      1,563         719        353        341
      Interest cost...................................     3,525      3,351      3,081         855        616        382
      Actuarial (gain) loss...........................     4,689     (3,291)     5,058       2,884      1,913        (65)
      Benefits paid...................................    (6,291)    (4,040)    (3,610)     (1,042)      (297)       (74)
                                                         -------    -------    -------    --------    -------    -------
      Benefit obligation at end of year...............   $50,830    $47,282    $49,446    $ 12,191    $ 8,775    $ 6,190
                                                         =======    =======    =======    ========    =======    =======

    Change in plan assets:
      Fair value of plan assets at beginning of year..   $52,966    $50,576    $46,097    $      -    $     -    $     -
      Actual return on plan assets....................    (3,274)     6,430      8,089           -          -          -
      Employer contributions..........................         -          -          -       1,042        297         74
      Benefits paid...................................    (6,291)    (4,040)    (3,610)     (1,042)      (297)       (74)
                                                         -------    -------    -------    --------    -------    -------
      Fair value of plan assets at end of year........   $43,401    $52,966    $50,576    $      -    $     -    $     -
                                                         =======    =======    =======    ========    =======    =======

    Funded status.....................................   $(7,429)   $ 5,684    $ 1,130    $(12,191)   $(8,775)   $(6,190)
    Unrecognized net actuarial (gain) loss............     8,304     (3,941)     1,426       1,431        493     (1,255)
    Unrecognized prior service (asset) cost...........    (3,204)    (3,815)    (4,424)      1,954      2,268      2,582
                                                         -------    -------    -------    --------    -------    -------
    Accrued benefit cost included
      in the consolidated balance sheets..............    (2,329)    (2,072)    (1,868)     (8,806)    (6,014)    (4,863)
    Additional liability to recognize unfunded
      accumulated benefit obligation..................         -          -          -      (3,358)    (2,228)    (1,107)
                                                         -------    -------    -------    --------    -------    -------
    Accrued benefit cost..............................   $(2,329)   $(2,072)   $(1,868)   $(12,164)   $(8,242)   $(5,970)
                                                         =======    =======    =======    ========    =======    =======

    Amounts recognized in the statement of
      financial position consist of:
        Accrued benefit cost..........................   $(2,329)   $(2,072)   $(1,868)   $ (8,806)   $(6,014)   $(4,863)
        Minimum liability.............................         -          -          -      (3,358)    (2,228)    (1,107)
        Intangible asset..............................         -          -          -       1,917      2,228      1,107
        Accumulated other comprehensive income........         -          -          -       1,441          -          -
                                                         -------    -------    -------    --------    -------    -------
          Net amount recognized.......................   $(2,329)   $(2,072)   $(1,868)   $ (8,806)   $(6,014)   $(4,863)
                                                         =======    =======    =======    ========    =======    =======

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

                                                                                        Supplemental
                                                      Defined Benefit Plan             Retirement Plans
                                                  -----------------------------    ------------------------
                                                     Year Ended December 31,        Year Ended December 31,
                                                  -----------------------------    ------------------------
                                                   2000       1999       1998       2000      1999     1998
                                                  -------    -------    -------    ------    ------    ----
    Components of net periodic benefit cost:
      Service cost............................    $ 1,625    $ 1,816    $ 1,563    $  719    $  353    $ 341
      Interest cost...........................      3,525      3,351      3,081       855       616      382
      Expected return on plan assets..........     (4,283)    (4,353)    (3,969)        -         -        -
      Amortization of prior service cost......       (610)      (610)      (611)      314       313      313
      Recognized net actuarial loss (gain)....          -          -          -     1,946       166     (228)
                                                  -------    -------    -------    ------    ------    -----
    Net periodic benefit cost.................    $   257    $   204    $    64    $3,834    $1,448    $ 808
                                                  =======    =======    =======    ======    ======    =====

    Weighted-average assumptions
      as of December 31:
        Discount rate.........................       7.25%      8.00%      6.75%     7.25%     8.00%    6.75%
        Expected return on plan assets........       8.75%      8.75%      8.75%        *         *        *
        Rate of salary increase...............       4.00%      4.00%      4.00%     4.00%     4.00%    4.00%

------------
*   Not applicable.

  Postretirement Benefits Other than Pensions

    In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Through December 31, 2000, employees with ten years of service are eligible to receive these benefits upon retirement. Effective January 1, 2001, the requirement will increase to age 55 and 20 years of service for employees to be eligible to receive these benefits upon retirement. Employees hired on January 1, 2001 or after will not be eligible for postretirement medical benefits. Employees who were at least age 55 and had 10 years of service in the year 2000 were not affected by this change. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees' service years.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

    The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2000, 1999 and 1998 reconciled with amounts recognized in the Company's statement of financial position:

                                                                           December 31,
                                                               ------------------------------------
                                                                 2000          1999          1998
                                                               --------      --------      --------
Change in accumulated postretirement benefit obligation:
 Accumulated postretirement benefit
  obligation at beginning of year.........................     $ 29,660      $ 34,257      $ 29,584
 Changes during fiscal year
  Service cost............................................          564           628           552
  Interest cost...........................................        2,366         2,158         2,043
  Benefits paid...........................................       (1,749)       (1,768)       (1,231)
  Actuarial (gain) loss...................................          (75)       (5,615)        3,309
                                                               --------      --------      --------
 Accumulated postretirement benefit
  obligation at end of year...............................     $ 30,766      $ 29,660      $ 34,257
                                                               ========      ========      ========

Unfunded status...........................................     $(30,766)     $(29,660)     $(34,257)
Unrecognized net loss from past
 experience different from that assumed...................        2,278         2,403         8,236
                                                               --------      --------      --------
  Accrued postretirement benefit cost.....................     $(28,488)     $(27,257)     $(26,021)
                                                               ========      ========      ========

                                                                     Year Ended December 31,
                                                               ------------------------------------
                                                                 2000          1999          1998
                                                               --------      --------      --------
Components of net periodic benefit cost:
 Service cost.............................................     $    564      $    628      $    552
 Interest cost............................................        2,366         2,158         2,043
 Amortization of prior (gains) losses.....................           50           218            83
                                                               --------      --------      --------
  Net periodic benefit cost...............................     $  2,980      $  3,004      $  2,678
                                                               ========      ========      ========

  Sensitivity Analysis

    A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

                                                                          December 31,
                                                               -----------------------------------
                                                               2000          1999           1998
                                                               -----         -----         -------
Accumulated postretirement benefit obligation
  Effect of a one percentage point increase..............      $ 606         $ 864         $ 1,379
  Effect of a one percentage point decrease..............       (546)         (743)         (1,351)

Service and interest cost components of the net
  periodic postretirement benefit expense
    Effect of a one percentage point increase............      $  81         $  75         $   203
    Effect of a one percentage point decrease............        (66)          (60)           (177)

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

    The assumed net weighted annual average medical rates of increase in the per capita cost of covered benefits for participants in the plan who retired prior to January 1, 1994 were 5.8%, 6.1% and 6.3% as of December 31, 2000, 1999 and 1998, respectively. The net medical trend rates are 6.5% in 2001 grading down to 5.0% in 2004 and thereafter. For those participants retiring after December 31, 1993, benefits are provided at a level amount of $10.00 per month per year of employment. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25%, 8.00% and 6.75% at December 31, 2000, 1999 and 1998, respectively.

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

    The total amounts of reinsurance recoverable on unpaid claims classified as assets and reported in other assets in the balance sheets were as follows:

                                                        December 31,
                                                 -------------------------
                                                   2000     1999     1998
                                                 -------  -------  -------
    Reinsurance Recoverables on Unpaid Claims
      Life and health..........................  $ 4,619  $ 4,485  $ 3,890
      Property and casualty
        State insurance facilities.............   32,026   45,222   35,988
        Other insurance companies..............   17,030   19,188   19,902
                                                 -------  -------  -------
          Total................................  $53,675  $68,895  $59,780
                                                 =======  =======  =======

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

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

                                              Ceded to    Assumed
                                     Gross      Other    from State
                                     Amount   Companies  Facilities    Net
                                    --------  ---------  ----------  --------
    Year ended December 31, 2000
      Premiums written............  $829,437    $24,078     $16,294  $821,653
      Premiums earned.............   605,252     23,105      16,567   598,714
      Benefits, claims and
        settlement expenses.......   461,396     13,736      18,388   466,048

    Year ended December 31, 1999
      Premiums written............   825,328     23,891      19,772   821,209
      Premiums earned.............   599,949     25,308      20,487   595,128
      Benefits, claims and
        settlement expenses.......   435,605     39,183      19,764   416,186

    Year ended December 31, 1998
      Premiums written............   832,231     27,174      22,730   827,787
      Premiums earned.............   583,637     26,024      20,199   577,812
      Benefits, claims and
        settlement expenses.......   420,788     41,284      16,824   396,328

    There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2000. Past due reinsurance recoverables as of December 31, 2000 were not material.

NOTE 11 - Contingencies

  Lawsuits and Legal Proceedings

    In December 2000, the Company recorded an after tax charge of $5,000, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. While the actual costs for the Company to resolve this issue could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at the time, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 11 - Contingencies-(Continued)

    There are various other lawsuits and legal proceedings against the Company. Management and legal counsel are of the opinion that the ultimate disposition of such other litigation will have no material adverse effect on the Company's financial position or results of operations.

  Assessments for Insolvencies of Unaffiliated Insurance Companies

    The Company is also contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have been insignificant.

NOTE 12 - Supplementary Data on Cash Flows

    A reconciliation of net income to net cash provided by operating activities as presented in the consolidated statements of cash flows is as follows:

                                                                  Year Ended December 31,
                                                          ---------------------------------------
                                                            2000            1999           1998
                                                          --------        --------       --------
Cash flows from operating activities
  Net income..........................................    $ 20,841        $ 44,505       $ 85,312
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Realized investment (gains) losses..............       9,906           7,969         (9,908)
      Depreciation and amortization...................       6,761          (1,013)         5,342
      Increase in insurance liabilities...............     113,616          76,401         74,900
      (Increase) decrease in premium receivables......      (7,357)         11,357         (2,296)
      Increase in deferred policy acquisition costs...     (12,780)        (14,615)       (18,408)
      (Increase) decrease in reinsurance recoverable..       3,364          (3,078)        (1,997)
      Increase (decrease) in federal
        income tax liabilities........................     (27,655)         32,409         (6,731)
      Decrease in accrued loss
        on discontinued operations....................           -               -         (2,689)
      Increase in liabilities for restructuring
        and litigation charges........................       9,919               -              -
      Other...........................................       7,633          (5,789)         5,241
                                                          --------        --------       --------
        Total adjustments.............................     103,407         103,641         43,454
                                                          --------        --------       --------
          Net cash provided by operating activities...    $124,248        $148,146       $128,766
                                                          ========        ========       ========

                       HORACE MANN EDUCATORS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

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

     The accounting policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the Corporate and Other segment to the property and casualty, annuity and life segments, on a cost basis. Operating income is equal to net income (loss) before the after tax impact of realized investment gains and losses, restructuring charges, litigation charges and provision for prior years' taxes.

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 13 - Segment Information-(Continued)

    Summarized financial information for these segments is as follows:

                                                               Year Ended December 31,
                                                         ------------------------------------
                                                            2000         1999         1998
                                                           ------       ------       ------
Insurance premiums and contract charges earned
  Property and casualty..............................    $  489,952   $  491,060   $  476,458
  Annuity............................................        17,017       16,706       15,556
  Life...............................................        92,998       87,618       85,798
  Intersegment eliminations..........................        (1,253)        (256)           -
                                                         ----------   ----------   ----------
       Total.........................................    $  598,714   $  595,128   $  577,812
                                                         ==========   ==========   ==========

Net investment income
  Property and casualty..............................    $   35,695   $   37,012   $   38,900
  Annuity............................................       105,340      105,224      107,698
  Life...............................................        51,264       47,005       45,453
  Corporate and other................................         1,295          319          761
  Intersegment eliminations..........................        (1,198)      (1,293)      (1,089)
                                                         ----------   ----------   ----------
       Total.........................................    $  192,396   $  188,267   $  191,723
                                                         ==========   ==========   ==========

Net income
  Operating income
    Property and casualty............................    $    8,969   $   39,537   $   53,282
    Annuity..........................................        19,274       27,320       23,048
    Life.............................................        12,880       14,570       12,345
    Corporate and other, including interest expense..       (16,013)     (10,712)      (9,803)
                                                         ----------   ----------   ----------
       Total operating income........................        25,110       70,715       78,872
  Realized investment gains (losses), after tax......        (6,439)      (5,180)       6,440
  Restructuring charges, after tax...................        (1,453)           -            -
  Litigation charges, after tax......................        (5,059)      (1,030)           -
  Provision for prior years' taxes...................         8,682      (20,000)           -
                                                         ----------   ----------   ----------
       Total.........................................    $   20,841   $   44,505   $   85,312
                                                         ==========   ==========   ==========

Amortization of intangible assets
  Value of acquired insurance in force
    Property and casualty............................    $        -   $      719   $    1,032
    Annuity..........................................         5,176       (4,242)       1,996
    Life.............................................         1,975        2,120        2,275
                                                         ----------   ----------   ----------
       Subtotal......................................         7,151       (1,403)       5,303
  Goodwill...........................................         1,618        1,618        1,618
                                                         ----------   ----------   ----------
       Total.........................................    $    8,769   $      215   $    6,921
                                                         ==========   ==========   ==========

                                                                      December 31,
                                                         ------------------------------------
                                                            2000         1999         1998
                                                         ----------   ----------   ----------
Assets
  Property and casualty.............................     $  733,922   $  681,432   $  737,260
  Annuity...........................................      2,639,872    2,611,766    2,730,092
  Life..............................................        969,181      840,594      863,864
  Corporate and other...............................        115,584      153,493       95,579
  Intersegment eliminations.........................        (37,979)     (33,439)     (31,315)
                                                         ----------   ----------   ----------
       Total........................................     $4,420,580   $4,253,846   $4,395,480
                                                         ==========   ==========   ==========

                       HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                 (Dollars in thousands, except per share data)

NOTE 14 - Unaudited Interim Information

    Summary quarterly financial data is presented below.

                                                                       Three Months Ended
                                                      -------------------------------------------------------
                                                      December 31,    September 30,    June 30,    March 31,
                                                      -------------   --------------   --------   ----------
2000
----
Insurance premiums written and contract deposits...      $212,673        $210,002      $204,466    $194,512
Total revenues.....................................       192,941         197,566       198,395     192,302
Restructuring charges, after tax...................        (1,453)              -             -           -
Litigation charges, after tax......................        (4,994)              -           (65)          -
Provision for prior years' taxes...................         5,882           2,800             -           -
Net income (loss)..................................       (13,774)         12,207         9,682      12,726
Per share information
  Basic
    Realized investment gains (losses), after tax..      $  (0.10)       $  (0.02)     $   0.01    $  (0.04)
    Restructuring charges, after tax...............         (0.04)              -             -           -
    Litigation charges, after tax..................         (0.12)              -             -           -
    Provision for prior years' taxes...............          0.15            0.07             -           -
    Net income (loss)..............................         (0.34)           0.30          0.24        0.31
  Diluted
    Realized investment gains (losses), after tax..      $  (0.10)       $  (0.02)     $      -    $  (0.04)
    Restructuring charges, after tax...............         (0.04)              -             -           -
    Litigation charges, after tax..................         (0.12)              -             -           -
    Provision for prior years' taxes...............          0.14            0.07             -           -
    Net income (loss)..............................         (0.34)           0.30          0.23        0.31

1999
----
Insurance premiums written and contract deposits...      $207,195        $208,305      $207,644    $198,065
Total revenues.....................................       199,780         195,433       190,182     190,031
Litigation charges, after tax......................           (22)         (1,008)            -           -
Provision for prior years' taxes...................             -         (20,000)            -           -
Net income (loss)..................................        22,490          (5,458)       10,422      17,051
Per share information
  Basic
    Realized investment gains (losses), after tax..      $   0.02        $  (0.01)     $  (0.09)   $  (0.05)
    Litigation charges, after tax..................             -           (0.02)            -           -
    Provision for prior years' taxes...............             -           (0.48)            -           -
    Net income (loss)..............................          0.55           (0.13)         0.25        0.41
  Diluted
    Realized investment gains (losses), after tax..      $   0.01        $      -      $  (0.09)   $  (0.05)
    Litigation charges, after tax..................             -           (0.02)            -           -
    Provision for prior years' taxes...............             -           (0.48)            -           -
    Net income (loss)..............................          0.54           (0.12)         0.25        0.40

1998
----
Insurance premiums written and contract deposits...      $211,082        $209,686      $210,065    $196,954
Total revenues.....................................       192,292         196,564       194,489     196,098
Net income.........................................        22,271          24,934        15,648      22,459
Per share information
  Basic
    Realized investment gains (losses), after tax..      $  (0.05)       $   0.06      $   0.04    $   0.10
    Net income.....................................          0.52            0.58          0.36        0.51
  Diluted
    Realized investment gains (losses), after tax..      $  (0.05)       $   0.06      $   0.05    $   0.09
    Net income.....................................          0.52            0.57          0.36        0.50

                                                            SCHEDULE I


                       HORACE MANN EDUCATORS CORPORATION

        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                               December 31, 2000

                             (Dollars in thousands)

                                                                                    Amount
                                                                                   shown in
                                                                        Market     Balance
                 Type of Investments                     Cost(1)         Value      Sheet
                 -------------------                   ----------     ----------  ----------
Fixed maturities:
  U.S. Government and U.S. Government agencies
    and authorities..................................  $  620,307     $  630,663  $  630,663
  States, municipalities and political subdivisions..     286,384        295,055     295,055
  Foreign government bonds...........................      29,310         30,620      30,620
  Public utilities...................................     117,809        115,825     115,825
  Other corporate bonds..............................   1,561,346      1,535,575   1,535,575
                                                       ----------     ----------  ----------

      Total fixed maturity securities................   2,615,156     $2,607,738   2,607,738
                                                       ----------     ==========  ----------

Mortgage loans and real estate.......................      17,282            xxx      17,282
Short-term investments...............................      20,337            xxx      20,337
Short-term investments, loaned securities............     204,881            xxx     204,881
Policy loans and other...............................      62,122            xxx      62,109
                                                       ----------                 ----------

      Total investments..............................  $2,919,778            xxx  $2,912,347
                                                       ==========                 ==========

---------------
(1) Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.



                 See accompanying Independent Auditors' Report.

                                                            SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS
                     As of December 31, 2000, 1999 and 1998
                 (Dollars in thousands, except per share data)

                                                                     2000         1999         1998
                                                                   ---------    ---------    ---------
                                     ASSETS
Investments and cash..........................................     $   8,565    $  21,734    $   5,580
Investment in subsidiaries....................................       521,563      478,748      589,964
Other assets..................................................        49,668       51,417       53,989
                                                                   ---------    ---------    ---------

    Total assets..............................................     $ 579,796    $ 551,899    $ 649,533
                                                                   =========    =========    =========

          LIABILITIES, REDEEMABLE SECURITIES AND SHAREHOLDERS' EQUITY

Short-term debt...............................................     $  49,000    $  49,000    $  50,000
Long-term debt................................................        99,721       99,677       99,637
Other liabilities.............................................         3,082        3,080        3,053
                                                                   ---------    ---------    ---------

    Total liabilities.........................................       151,803      151,757      152,690
                                                                   ---------    ---------    ---------

Warrants, subject to redemption...............................             -            -          220
                                                                   ---------    ---------    ---------

Preferred stock, $0.001 par value, authorized
  1,000,000 shares; none issued...............................             -            -            -
Common stock, $0.001 par value, authorized 75,000,000
  shares; issued, 2000, 59,859,053; 1999, 59,292,053;
  1998, 59,274,690............................................            60           59           59
Additional paid-in capital....................................       338,243      333,892      336,686
Retained earnings.............................................       452,624      449,023      420,274
Accumulated other comprehensive income (loss), net of taxes:
  Net unrealized gains (losses) on fixed maturities
    and equity securities.....................................        (4,038)     (40,016)      57,327
  Minimum pension liability adjustment........................          (937)           -            -
Treasury stock, at cost, 2000, 19,341,296 shares; 1999,
  18,258,896 shares; 1998, 17,183,596 shares..................      (357,959)    (342,816)    (317,723)
                                                                   ---------    ---------    ---------
    Total shareholders' equity................................       427,993      400,142      496,623
                                                                   ---------    ---------    ---------

    Total liabilities, redeemable securities
      and shareholders' equity................................     $ 579,796    $ 551,899    $ 649,533
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                           STATEMENTS OF OPERATIONS

                            (Dollars in thousands)


                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  --------   --------   -------
Revenues
  Net investment income........................   $  1,292   $    318   $   759
  Realized investment gains....................        242        481     1,123
                                                  --------   --------   -------
     Total revenues............................      1,534        799     1,882
                                                  --------   --------   -------
Expenses
  Interest.....................................     10,204      9,722     9,487
  Amortization of goodwill.....................      1,618      1,618     1,618
  Other........................................      1,101      1,479       713
                                                  --------   --------   -------
     Total expenses............................     12,923     12,819    11,818
                                                  --------   --------   -------
Income (loss) before income taxes
  and equity in net earnings of subsidiaries...    (11,389)   (12,020)   (9,936)
Income tax expense (benefit)...................     (3,058)    (3,686)   (2,766)
                                                  --------   --------   -------
Income (loss) before equity
  in net earnings of subsidiaries..............     (8,331)    (8,334)   (7,170)
Equity in net earnings of subsidiaries.........     29,172     52,839    92,482
                                                  --------   --------   -------
Net income.....................................   $ 20,841   $ 44,505   $85,312
                                                  ========   ========   =======


           See accompanying note to condensed financial statements.

                See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                           STATEMENTS OF CASH FLOWS

                            (Dollars in thousands)


                                                                Year Ended December 31,
                                                            -------------------------------
                                                               2000       1999       1998
                                                            ---------   --------   --------
Cash flows from operating activities
  Interest expense paid....................................  $(10,028)  $ (9,523)  $ (9,309)
  Federal income taxes recovered...........................     7,483      6,901      5,672
  Cash dividends received from subsidiaries................    36,500     63,500     62,100
  Other, net...............................................       693        421      9,588
                                                             --------   --------   --------
      Net cash provided by operating activities............    34,648     61,299     68,051
                                                             --------   --------   --------

Cash flows from investing activities
  Net (increase) decrease in investments...................     7,214    (12,306)    18,039
  Capital contribution to subsidiary.......................   (20,000)         -          -
                                                             --------   --------   --------
      Net cash provided by (used in) investing activities..   (12,786)   (12,306)    18,039
                                                             --------   --------   --------

Cash flows used in financing activities
  Purchase of treasury stock...............................   (15,143)   (25,093)   (71,631)
  Dividends paid to shareholders...........................   (17,240)   (15,756)   (14,312)
  Principal (payments) borrowings on Bank Credit Facility..         -     (1,000)     8,000
  Repurchase of common stock warrants......................         -     (2,426)    (4,959)
  Exercise of stock options................................     5,302        362      2,200
  Catastrophe-linked equity put option premium.............      (950)      (950)    (1,475)
                                                             --------   --------   --------
      Net cash used in financing activities................   (28,031)   (44,863)   (82,177)
                                                             --------   --------   --------

Net increase (decrease) in cash............................    (6,169)     4,130      3,913
Cash at beginning of period................................     8,043      3,913          0
                                                             --------   --------   --------

Cash at end of period......................................  $  1,874   $  8,043   $  3,913
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

                See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                       HORACE MANN EDUCATORS CORPORATION
                             (Parent Company Only)

                        CONDENSED FINANCIAL INFORMATION

                    NOTE TO CONDENSED FINANCIAL STATEMENTS
                       December 31, 2000, 1999 and 1998


     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.



                See accompanying Independent Auditors' Report.

                                                    SCHEDULE III & VI (COMBINED)

                       HORACE MANN EDUCATORS CORPORATION

                      SUPPLEMENTARY INSURANCE INFORMATION

                             (Dollars in thousands)

                                                               Discount,               Other                           Benefits,
                                  Deferred    Future policy     if any,                policy    Premium                 claims
                                   policy       benefits,     deducted in            claims and  revenue/     Net         and
                                 acquisition   claims and      previous    Unearned   benefits   premium   investment  settlement
Segment                             costs    claims expenses    column     premiums   payable     earned     income     expenses
-------                          ----------- ---------------  -----------  --------  ----------  --------  ----------  ----------
Year Ended December 31, 2000
  Property and casualty........   $ 16,936     $  298,896        $  0      $166,202   $      -   $489,952   $ 35,695    $417,369
  Annuity......................     46,434      1,220,334         xxx             -    111,511     17,017    105,340      67,758
  Life.........................     78,234        668,596         xxx         8,226     10,722     92,998     51,264      73,482
  Other, including
   consolidating eliminations..        N/A            N/A         xxx           N/A        N/A     (1,253)        97         N/A
                                  --------     ----------                  --------   --------   --------   --------    --------
    Total......................   $141,604     $2,187,826         xxx      $174,428   $122,233   $598,714   $192,396    $558,609
                                  ========     ==========                  ========   ========   ========   ========    ========
Year Ended December 31, 1999
  Property and casualty........   $ 16,705     $  299,803         $ 0      $162,793   $      -   $491,060   $ 37,012    $374,872
  Annuity......................     41,558      1,240,757         xxx             -    114,611     16,706    105,224      67,078
  Life.........................     71,929        629,889         xxx         8,052     11,919     87,618     47,005      65,865
  Other, including
   consolidating eliminations..        N/A            N/A         xxx           N/A        N/A       (256)      (974)        N/A
                                  --------     ----------                  --------   --------   --------   --------    --------
    Total......................   $130,192     $2,170,449         xxx      $170,845   $126,530   $595,128   $188,267    $507,815
                                  ========     ==========                  ========   ========   ========   ========    ========
Year Ended December 31, 1998
  Property and casualty........   $ 16,048     $  298,929         $ 0      $172,474   $      -   $476,458   $ 38,900    $354,381
  Annuity......................     25,818      1,240,987         xxx             -    111,754     15,556    107,698      71,996
  Life.........................     59,792        588,888         xxx         6,720     13,066     85,798     45,453      64,727
  Other, including
   consolidating eliminations..        N/A            N/A         xxx           N/A        N/A        N/A       (328)        N/A
                                  --------     ----------                  --------   --------   --------   --------    --------
    Total......................   $101,658     $2,128,804         xxx      $179,194   $124,820   $577,812   $191,723    $491,104
                                  ========     ==========                  ========   ========   ========   ========    ========

                                  Claims and claims
                                 adjustment expense   Amortization                Paid
                                 incurred related to  of deferred                claims
                                 -------------------     policy       Other    and claims
                                 Current     Prior    acquisition   operating  adjustment  Premiums
                                   year      years       costs      expenses    expense    written
                                 --------   --------  ------------  ---------  ----------  --------
Year Ended December 31, 2000
  Property and casualty........  $394,711   $ 22,658    $45,983     $ 58,416    $402,922   $493,364
  Annuity......................       xxx        xxx      4,694       20,741         xxx        xxx
  Life.........................       xxx        xxx      6,725       44,168         xxx        xxx
  Other, including
   consolidating eliminations..       xxx        xxx     (1,430)      33,577         xxx        xxx
                                                        -------     --------
    Total......................       xxx        xxx    $55,972     $156,902         xxx        xxx
                                                        =======     ========
Year Ended December 31, 1999
  Property and casualty........  $379,455   $ (4,583)   $44,227     $ 54,453    $382,518   $495,075
  Annuity......................       xxx        xxx      5,820        7,208         xxx        xxx
  Life.........................       xxx        xxx      3,286       43,178         xxx        xxx
  Other, including
   consolidating eliminations..       xxx        xxx       (292)      16,377         xxx        xxx
                                                        -------     --------
    Total......................       xxx        xxx    $53,041     $121,216         xxx        xxx
                                                        =======     ========
Year Ended December 31, 1998
  Property and casualty........  $379,603   $(24,917)   $42,779     $ 51,699    $380,955   $487,727
  Annuity......................       xxx        xxx       (700)      16,558         xxx        xxx
  Life.........................       xxx        xxx      3,398       44,167         xxx        xxx
  Other, including
   consolidating eliminations..       xxx        xxx        N/A       13,657         xxx        xxx
                                                        -------     --------
    Total......................       xxx        xxx    $45,477     $126,081         xxx        xxx
                                                        =======     ========

N/A Not applicable.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE IV

                       HORACE MANN EDUCATORS CORPORATION

                                  REINSURANCE

                            (Dollars in thousands)

            Column A                 Column B     Column C    Column D     Column E       Column F
                                                  Ceded to     Assumed                   Percentage
                                      Gross        Other     from State                  of Amount
                                      Amount     Companies   Facilities       Net      Assumed to Net
                                    -----------  ---------   -----------  -----------  --------------
Year ended December 31, 2000
  Life insurance in force.........  $12,646,371  $ 746,447           -    $11,899,924            -
  Premiums
    Property and casualty.........  $   494,539  $  21,154   $  16,567    $   489,952          3.4%
    Annuity.......................       17,017          -           -         17,017            -
    Life..........................       94,949      1,951           -         92,998            -
    Other, including
      consolidating eliminations..       (1,253)         -           -         (1,253)           -
                                    -----------  ---------   ---------    -----------
          Total premiums..........  $   605,252  $  23,105   $  16,567    $   598,714          2.8%
                                    ===========  =========   =========    ===========

Year ended December 31, 1999
  Life insurance in force.........  $12,300,704  $ 783,527           -    $11,517,177            -
  Premiums
    Property and casualty.........  $   493,804  $  23,231   $  20,487    $   491,060          4.2%
    Annuity.......................       16,706          -           -         16,706            -
    Life..........................       89,695      2,077           -         87,618            -
    Other, including
      consolidating eliminations..         (256)         -           -           (256)           -
                                    -----------  ---------   ---------    -----------
          Total premiums..........  $   599,949  $  25,308   $  20,487    $   595,128          3.4%
                                    ===========  =========   =========    ===========

Year ended December 31, 1998
  Life insurance in force.........  $11,798,613  $ 643,910           -    $11,154,703            -
  Premiums
    Property and casualty.........  $   480,447  $  24,188   $  20,199    $   476,458          4.2%
    Annuity.......................       15,556          -           -         15,556            -
    Life..........................       87,634      1,836           -         85,798            -
                                    -----------  ---------   ---------    -----------
          Total premiums..........  $   583,637  $  26,024   $  20,199    $   577,812          3.5%
                                    ===========  =========   =========    ===========

--------------------
NOTE: Premiums above include insurance premiums earned and contract charges earned.



                 See accompanying Independent Auditors' Report

HORACE MANN(R)
----------------------------------------
Insuring America's Educational Community


The Horace Mann Companies
1 Horace Mann Plaza
Springfield, Illinois 62715-0001
217-789-2500

www.horacemann.com
www.reacheverychild.com

HA-C00336 (Mar.01)

===============================================================================



                       HORACE MANN EDUCATORS CORPORATION



                                   EXHIBITS


                                      To


                                   FORM 10-K


                     For the Year Ended December 31, 2000






                                 VOLUME 1 OF 1



===============================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Annual Report on Form 10-K for the year ended December 31, 2000. Management contracts and compensatory plans are indicated by an asterisk(*).

                                 EXHIBIT INDEX

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

     3.1(e) Certificate of Amendment to Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 22, 2000, incorporated by reference to Exhibit 3.1(e) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

Exhibit
  No.                             Description
-------                           -----------

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

     10.5* Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.5(a)* Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

     10.5(b)* Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.5(c)* Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.6* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.9 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the SEC on March 31, 1994.

     10.6(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

     10.7* Horace Mann Incentive Compensation Program, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

     10.8* Horace Mann Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended
               September 30, 1997, filed with the SEC on November 14, 1997.

Exhibit
  No.                             Description
-------                           -----------

     10.9* Horace Mann Executive Supplemental Employee Retirement Plan, 1997 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the SEC on August 14, 1997.

     10.10* Amended and Restated Employment Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 13, 1998.

     10.10(a)* Amendment Agreement to the Amended and Restated Employment
               Agreement entered by and between HMEC and Paul J. Kardos as of October 6, 1998 dated as of February 1, 2000, incorporated by reference to Exhibit 10.11(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.11* Employment Agreement entered by and between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to
               Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.12* Separation Agreement entered by and between HMEC and Larry K. Becker as of June 20, 2000, incorporated by reference to Exhibit
               10.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

     10.13* Letter of Employment entered by and between HMEC and Peter H. Heckman effective April 10, 2000, incorporated by reference to
               Exhibit 10.14 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.14* Letter of Employment entered by and between HMEC and Thomas K. Manion effective July 6, 2000, incorporated by reference to
               Exhibit 10.5 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

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