Form 10-Q
period 2001-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2001-05-14
CIK 850141

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 2001
                                      OR
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

     As of April 30, 2001, 40,527,757 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

                       HORACE MANN EDUCATORS CORPORATION
                                   FORM 10-Q


                     FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX



                                                                                           Page
                                                                                           ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Independent Auditors' Review Report...................................         1

               Consolidated Balance Sheets as of
                 March 31, 2001 and December 31, 2000................................         2

               Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2001 and 2000..........................         3

               Consolidated Statements of Changes in Shareholders' Equity
                 for the Three Months Ended March 31, 2001 and 2000..................         4

               Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2001 and 2000..........................         5

               Notes to Consolidated Financial Statements............................         6

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................................     13

          Item 3. Quantitative and Qualitative Disclosures about Market Risk.........        27

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders................        27

          Item 6. Exhibits and Reports on Form 8-K...................................        27

SIGNATURES...........................................................................        28

                      INDEPENDENT AUDITORS' REVIEW REPORT



The Board of Directors and Shareholders
Horace Mann Educators Corporation:

    We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of March 31, 2001 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ KPMG LLP

KPMG LLP

Chicago, Illinois
April 26, 2001

                       HORACE MANN EDUCATORS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                     March 31,      December 31,
                                                                                       2001             2000
                                                                                       ----             ----
                                                  ASSETS
Investments
 Fixed maturities, available for sale, at market (amortized
  cost, 2001, $2,645,346; 2000, $2,615,156)......................................    $2,685,325      $2,607,738
 Short-term and other investments................................................       111,196          99,728
 Short-term investments, loaned securities collateral............................       324,740         204,881
                                                                                     ----------      ----------
   Total investments.............................................................     3,121,261       2,912,347
Cash.............................................................................        18,145          21,141
Accrued investment income and premiums receivable................................        95,687         101,405
Value of acquired insurance in force and goodwill................................        89,629          92,260
Deferred policy acquisition costs................................................       140,719         141,604
Other assets.....................................................................       113,733         116,756
Variable annuity assets..........................................................       934,721       1,035,067
                                                                                     ----------      ----------
   Total assets..................................................................    $4,513,895      $4,420,580
                                                                                     ==========      ==========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
 Fixed annuity contract liabilities..............................................    $1,233,208      $1,217,756
 Interest-sensitive life contract liabilities....................................       490,384         481,140
 Unpaid claims and claim expenses................................................       307,261         308,881
 Future policy benefits..........................................................       180,810         180,049
 Unearned premiums...............................................................       171,475         174,428
                                                                                     ----------      ----------
   Total policy liabilities......................................................     2,383,138       2,362,254
Other policyholder funds.........................................................       122,530         122,233
Other liabilities................................................................       456,012         324,312
Short-term debt..................................................................        49,000          49,000
Long-term debt...................................................................        99,732          99,721
Variable annuity liabilities.....................................................       934,721       1,035,067
                                                                                     ----------      ----------
   Total liabilities.............................................................     4,045,133       3,992,587
                                                                                     ----------      ----------
Preferred stock..................................................................             -               -
Common stock.....................................................................            60              60
Additional paid-in capital.......................................................       338,096         338,243
Retained earnings................................................................       465,065         452,624
Accumulated other comprehensive income (loss), net of taxes:
 Net unrealized gains (losses) on fixed
  maturities and equity securities...............................................        24,437          (4,038)
 Minimum pension liability adjustment............................................          (937)           (937)
Treasury stock, at cost..........................................................      (357,959)       (357,959)
                                                                                     ----------      ----------
   Total shareholders' equity....................................................       468,762         427,993
                                                                                     ----------      ----------
     Total liabilities and shareholders' equity..................................    $4,513,895      $4,420,580
                                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     -------------------
                                                                                       2001      2000
                                                                                       ----      ----
Insurance premiums written and contract deposits.................................    $207,772  $194,512
                                                                                     ========  ========

Revenues
 Insurance premiums and contract charges earned..................................    $149,917  $147,339
 Net investment income...........................................................      48,763    47,508
 Realized investment gains (losses)..............................................       4,684    (2,545)
                                                                                     --------  --------

  Total revenues.................................................................     203,364   192,302
                                                                                     --------  --------

Benefits, losses and expenses
 Benefits, claims and settlement expenses........................................     107,777   103,211
 Interest credited...............................................................      23,809    22,755
 Policy acquisition expenses amortized...........................................      14,058    13,741
 Operating expenses..............................................................      29,494    29,205
 Amortization of intangible assets...............................................       1,907     2,401
 Interest expense................................................................       2,524     2,511
                                                                                     --------  --------

  Total benefits, losses and expenses............................................     179,569   173,824
                                                                                     --------  --------

Income before income taxes.......................................................      23,795    18,478
Income tax expense...............................................................       7,097     5,752
                                                                                     --------  --------

Net income.......................................................................    $ 16,698  $ 12,726
                                                                                     ========  ========

Net income per share
 Basic...........................................................................    $   0.41  $   0.31
                                                                                     ========  ========
 Diluted.........................................................................    $   0.41  $   0.31
                                                                                     ========  ========

Weighted average number of shares
 and equivalent shares (in thousands)
  Basic..........................................................................      40,524    41,156
  Diluted........................................................................      40,747    41,325

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 (Dollars in thousands, except per share data)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                 ------------------
                                                                                   2001       2000
                                                                                   ----       ----
Common stock
 Beginning balance..........................................................    $      60   $      59
 Options exercised, 2001, 10,000 shares;
  2000, 505,000 shares; and shares
  awarded, 2000, 10,000 shares..............................................            -           1
                                                                                ---------   ---------
 Ending balance.............................................................           60          60
                                                                                ---------   ---------

Additional paid-in capital
 Beginning balance..........................................................      338,243     333,892
 Options exercised and shares awarded.......................................           90       4,764
 Catastrophe-linked equity put option premium...............................         (237)       (237)
                                                                                ---------   ---------
  Ending balance............................................................      338,096     338,419
                                                                                ---------   ---------

Retained earnings
 Beginning balance..........................................................      452,624     449,023
 Net income.................................................................       16,698      12,726
 Cash dividends, 2001, $0.105 per share;
  2000, $0.105 per share....................................................       (4,257)     (4,364)
                                                                                ---------   ---------
 Ending balance.............................................................      465,065     457,385
                                                                                ---------   ---------

Accumulated other comprehensive income (loss), net of taxes:
 Beginning balance..........................................................       (4,975)    (40,016)
  Change in net unrealized gains (losses) on
   fixed maturities and equity securities)..................................       28,475       1,663
  (Increase) decrease in minimum pension
   liability adjustment.....................................................            -           -
                                                                                ---------   ---------
 Ending balance.............................................................       23,500     (38,353)
                                                                                ---------   ---------

Treasury stock, at cost
 Beginning balance, 2001, 19,341,296 shares;
  2000, 18,258,896 shares;..................................................     (357,959)   (342,816)
 Purchase of 393,800 shares in 2000 (See note 4)............................            -      (5,965)
                                                                                ---------   ---------
 Ending balance, 2001, 19,341,296 shares;
  2000, 18,652,696 shares...................................................     (357,959)   (348,781)
                                                                                ---------   ---------

Shareholders' equity at end of period.......................................    $ 468,762   $ 408,730
                                                                                =========   =========

Comprehensive income
 Net income.................................................................    $  16,698   $  12,726
 Other comprehensive income, net of taxes:
  Change in net unrealized gains (losses)
   on fixed maturities and equity securities................................       28,475       1,663
  (Increase) decrease in minimum pension
   liability adjustment.....................................................            -           -
                                                                                ---------   ---------
     Other comprehensive income.............................................       28,475       1,663
                                                                                ---------   ---------
      Total.................................................................    $  45,173   $  14,389
                                                                                =========   =========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ---------------------------
                                                                          2001                   2000
                                                                          ----                   ----

Cash flows from operating activities
 Premiums collected..............................................      $  161,789             $  156,915
 Policyholder benefits paid......................................        (123,478)              (117,889)
 Policy acquisition and other operating expenses paid............         (46,814)               (43,214)
 Federal income taxes paid.......................................               -                 (1,600)
 Investment income collected.....................................          49,438                 51,503
 Interest expense paid...........................................          (4,148)                (4,123)
 Other...........................................................            (287)                (1,149)
                                                                       ----------             ----------

   Net cash provided by operating activities.....................          36,500                 40,443
                                                                       ----------             ----------

Cash flows used in investing activities
 Fixed maturities
  Purchases......................................................        (358,085)              (101,166)
  Sales..........................................................         262,781                 60,339
  Maturities.....................................................          66,699                 60,886
 Net cash used for short-term and other investments..............          (7,094)               (32,128)
                                                                       ----------             ----------

   Net cash used in investing activities.........................         (35,699)               (12,069)
                                                                       ----------             ----------

Cash flows used in financing activities
 Purchase of treasury stock......................................               -                 (5,965)
 Dividends paid to shareholders..................................          (4,257)                (4,364)
 Principal repayments on Bank Credit Facility....................               -                      -
 Exercise of stock options.......................................              90                  4,765
 Catastrophe-linked equity put option premium....................            (237)                  (237)
 Annuity contracts, variable and fixed
  Deposits.......................................................          58,952                 48,216
  Maturities and withdrawals.....................................         (53,785)               (84,665)
  Net transfer from (to) variable annuity assets.................          (3,484)                10,971
 Net increase (decrease) in life policy account balances.........          (1,076)                  (985)
                                                                       ----------             ----------

   Net cash used in financing activities.........................          (3,797)               (32,264)
                                                                       ----------             ----------

Net increase (decrease) in cash..................................          (2,996)                (3,890)

Cash at beginning of period......................................          21,141                 22,848
                                                                       ----------             ----------

Cash at end of period............................................      $   18,145             $   18,958
                                                                       ==========             ==========

         See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                 (Dollars in thousands, except per share data)


Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2001 and December 31, 2000 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 2001 and 2000.

     The subsidiaries of HMEC sell and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to educators and other employees of public schools and their families. The Company's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company (formerly Allegiance Insurance Company) and Horace Mann Lloyds.

     It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's December 31, 2000 Form 10-K.

     The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Restructuring Charges

     In December 2000, the Company recorded restructuring charges of $2,236 pretax ($1,453, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The changes will improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, for termination of an estimated 50 individuals, represented severance, vacation buy-out and related payroll taxes. The eliminated positions encompass management, professional and clerical responsibilities. As of March 31, 2001, 33 individuals have been terminated with additional terminations scheduled later in 2001. Termination of lease agreements represented office space used by the credit union marketing group. The remaining charge was attributable primarily to the write-off of software related to these two areas. Restructuring charges were separately identified in the Statement of Operations for the year ended December 31, 2000. None of the cash restructuring costs were paid as of December 31, 2000.

     The following table provides information about the components of the charge taken in December 2000, the balance of accrued amounts at December 31, 2000 and March 31, 2001, and payment activity during the three months ended March 31, 2001.

                                    Original     Reserve at                                 Reserve at
                                     Pretax     December 31,                                March 31,
                                     Charge         2000        Payments      Adjustments      2001
                                    --------    ------------    --------      -----------   ----------
     Charges to earnings:
     Employee termination
      costs......................   $  1,827      $  1,827      $    161              -      $  1,666
     Termination of lease
      agreements.................        285           285            52              -           233
     Write-off of capitalized
      software...................        106             -             -              -             -
     Other.......................         18            18            18              -             -
                                    --------      --------      --------       --------      --------
       Total.....................   $  2,236      $  2,130      $    231              -      $  1,899
                                    ========      ========      ========       ========      ========

Note 3 - Debt

     Indebtedness outstanding was as follows:

                                                                  March 31,     December 31,
                                                                    2001            2000
                                                                  ---------     ------------
     Short-term debt:
      $65,000 Bank Credit Facility, commitment to
       December 31, 2001.  (IBOR + 0.325%,
        5.0% as of March 31, 2001)..........................      $  49,000      $  49,000
     Long-term debt:
      6 5/8% Senior Notes, due January 15, 2006
       Face amount less unaccrued discount
       of $268 and $279 (6.7% imputed rate).................         99,732         99,721
                                                                  ---------      ---------
        Total...............................................      $ 148,732      $ 148,721
                                                                  =========      =========

Note 4 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                              Percent of
                                            Carrying Value              March 31, 2001
                                      --------------------------    ----------------------
     Rating of Fixed                  March 31,     December 31,     Carrying   Amortized
     Maturity Securities(1)             2001            2000          Value        Cost
     ----------------------           ---------     ------------    ----------  ----------
       AAA....................          37.9%           42.9%       $1,018,928  $  990,674
       AA.....................           7.7             8.2           205,802     196,261
       A......................          22.2            20.5           596,239     577,565
       BBB....................          25.9            22.8           695,108     695,179
       BB.....................           1.8             1.3            47,863      50,155
       B......................           3.7             4.0            99,975     106,690
       CCC or lower...........           0.6             0.1            15,154      21,583
       Not rated(2)...........           0.2             0.2             6,256       7,239
                                       -----           -----        ----------  ----------
         Total................         100.0%          100.0%       $2,685,325  $2,645,346
                                       =====           =====        ==========  ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $322 of publicly traded securities not currently rated by S&P or Moody's and $5,934 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 98.0% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                Percent               Carrying
                                                                of Total               Value
                                                       ------------------------      ----------
                                                       March 31,   December 31,       March 31,
    Scheduled Maturity                                   2001           2000             2001
    ------------------                                  -----          -----         ----------
    Due in 1 year or less...........................      4.8%           7.0%        $  128,476
    Due after 1 year through 5 years................     27.5           28.8            739,789
    Due after 5 years through 10 years..............     29.9           28.5            802,027
    Due after 10 years through 20 years.............     15.0           15.6            402,275
    Due after 20 years..............................     22.8           20.1            612,758
                                                        -----          -----         ----------
     Total..........................................    100.0%         100.0%        $2,685,325
                                                        =====          =====         ==========

    The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

    The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2001 and December 31, 2000, fixed maturities with a fair value of $324,740 and $204,881, respectively, were on loan. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments with a corresponding liability included in Other Liabilities in the Company's consolidated balance sheet.

Note 5 - Shareholders' Equity

  Share Repurchase Programs

    During the first three months of 2001, the Company did not repurchase shares of its common stock under its stock repurchase program consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of March 31, 2001, $96,343 remained authorized for future share repurchases.

Note 6 - Income Taxes

    As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20,000 representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In 2000, the Company reached a final resolution with the IRS for the tax years 1994, 1995 and 1996 in an amount that was $8,682 less than was previously accrued. That amount was included in net income for the year ended December 31, 2000, $2,800 in the three months ended September 30, 2000 and $5,882 in the three months ended December 31, 2000.

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

                                      Ceded to    Assumed
                             Gross      Other    from State
                             Amount   Companies  Facilities     Net
                             ------   ---------  ----------     ---
    Three months ended
        March 31, 2001
    ----------------------

    Premiums written......  $210,068     $6,150      $3,854  $207,772
    Premiums earned.......   152,574      6,660       4,003   149,917
    Benefits, claims and
     settlement expenses..   111,274      7,790       4,293   107,777

    Three months ended
        March 31, 2000
    ----------------------

    Premiums written......  $195,990     $7,920      $6,442  $194,512
    Premiums earned.......   148,743      5,762       4,358   147,339
    Benefits, claims and
     settlement expenses..   105,338      6,674       4,547   103,211

    The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8,500 per occurrence up to $80,000 per occurrence for 52% of the coverage and above a retention of $7,500 per occurrence up to $80,000 per occurrence for the remaining 48% of the coverage. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $10,300 up to $50,300 with the Florida Hurricane Fund, based on the Fund's resources. These programs are augmented by a $100,000 equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154,000 of catastrophe losses above the reinsurance coverage limit. For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $250 up to $2,500.

    The maximum individual life insurance risk retained by the Company is $200 on any individual life and $100 is retained on each group life policy. Excess amounts are reinsured.

NOTE 8 - Contingencies

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

Note 9 - Segment Information

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

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------
                                                     2001        2000
                                                     ----        ----
Insurance premiums and contract charges earned
 Property and casualty..........................  $  123,183  $  120,428
 Annuity........................................       3,786       4,358
 Life...........................................      23,267      22,849
 Intersegment eliminations......................        (319)       (296)
                                                  ----------  ----------
   Total........................................  $  149,917  $  147,339
                                                  ==========  ==========
Net investment income
 Property and casualty..........................  $    9,027  $    8,920
 Annuity........................................      26,659      26,177
 Life...........................................      13,360      12,373
 Corporate and other............................          51         339
 Intersegment eliminations......................        (334)       (301)
                                                  ----------  ----------
   Total........................................  $   48,763  $   47,508
                                                  ==========  ==========
Net income (loss)
 Operating income
  Property and casualty.........................  $    7,864  $    9,057
  Annuity.......................................       4,229       5,387
  Life..........................................       3,951       2,977
  Corporate and other, including interest
   expense......................................      (2,391)     (3,041)
                                                  -----------  ---------
    Total operating income......................      13,653      14,380
 Realized investment gains (losses), after tax..       3,045      (1,654)
                                                  ----------  ----------
    Total.......................................  $   16,698  $   12,726
                                                  ==========  ==========
Amortization of intangible assets
 Value of acquired insurance in force
  Annuity.......................................  $    1,031  $    1,489
  Life..........................................         471         507
                                                  ----------  ----------
   Subtotal.....................................       1,502       1,996
 Goodwill.......................................         405         405
                                                  ----------  ----------
    Total.......................................  $    1,907  $    2,401
                                                  ==========  ==========

                                                  March 31,   December 31,
                                                     2001         2000
                                                  ----------  ----------
Assets
 Property and casualty..........................  $  753,742  $  733,922
 Annuity........................................   2,670,243   2,639,872
 Life...........................................   1,041,286     969,181
 Corporate and other............................      86,890     115,584
 Intersegment eliminations......................     (38,266)    (37,979)
                                                  ----------  ----------
    Total                                         $4,513,895  $4,420,580
                                                  ==========  ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (Dollars in millions, except per share data)

Forward-looking Information

     Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

  . Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.
  . Prevailing interest rate levels, including the impact of interest rates on
    (i) unrealized gains and losses on the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital and (ii) the book yield of the Company's investment portfolio.
  . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness or repurchase shares of the Company's outstanding common stock.
  . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms, and the ability of the Company to maintain a favorable catastrophe reinsurance program.
  . Future property and casualty loss experience and its impact on estimated claims and claim adjustment expenses for losses occurring in prior years.
  . The Company's ability to develop and expand its agency force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.
  . The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.
  . Changes in insurance regulations, including (i) those affecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.
  . Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income, and regulations changing the relative tax advantages of the Company's life and annuity products to customers.
  . The Company's ability to maintain favorable claims-paying ability ratings.
  . Adverse changes in policyholder mortality and morbidity rates.
  . The resolution of legal proceedings and related matters.

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

  The Horace Mann Value Proposition

    In 2000, the Company's management announced steps to reenergize the Company's core business and accelerate growth of the Company's revenues and profits. These initiatives are intended to make the Company's products more responsive to customer needs and preferences and expand the Company's product lines within the personal financial services segment; grow and strengthen the agent force and make the Company's agents more productive by improving the products, tools and support the Company provides to them; increase cross-selling and improve retention in the existing book of business; expand the Company's penetration of targeted geographic areas and new segments of the educator market; and broaden the Company's distribution options to complement and extend the reach of the Company's agent force.

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

  Insurance Premiums and Contract Charges

               Insurance Premiums Written and Contract Deposits

                                            Three Months Ended   Growth Over
                                                 March 31,        Prior Year
                                            -----------------  ----------------
                                              2001     2000    Percent   Amount
                                            --------  -------  -------   ------
    Automobile and property (voluntary)..     $117.4   $113.9      3.1%  $  3.5
    Annuity deposits.....................       59.0     48.2     22.4%    10.8
    Life.................................       28.6     29.1     -1.7%    (0.5)
                                            --------  -------            ------
       Subtotal - core lines.............      205.0    191.2      7.2%    13.8
    Involuntary and other
     property & casualty.................        2.8      3.3    -15.2%    (0.5)
                                            --------  -------            ------
       Total.............................     $207.8   $194.5      6.8%  $ 13.3
                                            ========  =======            ======

                 Insurance Premiums and Contract Charges Earned
                 (Excludes annuity and life contract deposits)

                                         Three Months Ended      Growth Over
                                             March 31,           Prior Year
                                         ------------------    ----------------
                                          2001        2000     Percent   Amount
                                         ------      ------    -------   ------
    Automobile and property (voluntary)..  $118.4    $115.3       2.7%   $  3.1
    Annuity..............................     3.8       4.4     -13.6%     (0.6)
    Life.................................    23.0      22.6       1.8%      0.4
                                           ------     ------             ------
       Subtotal - core lines.............   145.2     142.3       2.0%      2.9
    Involuntary and other
       property & casualty...............     4.7       5.0      -6.0%     (0.3)
                                           ------    ------              ------
       Total.............................  $149.9    $147.3       1.8%   $  2.6
                                           ======    ======              ======

    Premiums written and contract deposits for the Company's core lines increased 7.2% compared to the first three months of 2000, driven by double-digit growth in the annuity segment. This comparison includes the North Carolina settlement recorded in 2000 described below.

    At March 31, 2001, the Company's exclusive agent force totaled 901, a 12.8% decline from a year earlier. The number of experienced agents in the agent force, 631, was down 6.5% at March 31, 2001, compared to a year earlier. The total agent count decreased due primarily to terminations of less-productive agents. As a result, overall agent productivity continues to increase. The Company is in the process of changing what is expected from its agents. Historically, agent compensation focus and rewards centered around profitability, service and tenure with the Company. The new direction will continue to focus on profitability but will also place a greater emphasis on individual agent productivity, new premium growth, educator business, cross-selling and business retention and will reward agents for aligning their goals with the Company's goals. In addition, the Company's agency management team has been strengthened through the promotions of several of its most experienced and capable agents. Hiring of new agents during the first three months of 2001 was ahead of the prior year's first quarter, in spite of the Company's implementation of more stringent agent selection criteria to improve agent productivity and retention in the future. A new compensation plan was effective January 1, 2001 for agency managers, and the new compensation plan for all agents will be implemented on August 1, 2001. Management believes these actions along with other strategic initiatives will have a positive impact on agent productivity in the future and will give every agent the opportunity to achieve greater financial success while building a long-term relationship with the Company.

    In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. For the three months ended March 31, 2000, the Company recorded an estimate of its portion of the adverse settlement of $2.5 million pretax, comprised of $1.7 million premium refunds and $0.8 million interest charges. North Carolina is the Company's second largest property and casualty state representing approximately 7% of total premiums for the year ended December 31, 2000.

    Total voluntary automobile and homeowners premium written growth was 3.1% for the first three months of 2001, including the effect of the North Carolina settlement in the prior year. The average premium per policy increased for both automobile and homeowners, as did the number of homeowners policies in force, compared to a year earlier. The number of automobile policies in force was slightly lower than year-earlier levels, but showed an increase as compared to December 31, 2000. Automobile insurance premium increased 2.7% ($2.4 million) compared to the first three months of 2000 and homeowners premium increased 4.6% ($1.1 million). The property and casualty increase in premiums written resulted from growth in average premium per policy of 2% for automobile and 5% for homeowners, compared to a year earlier. Over the prior 12 months, unit growth was 0.5%, bringing policies in force at March 31, 2001 to 878,000. Compared to December 31, 2000, total property and casualty policies in force increased 2,000 with a 1,000 unit increase in both homeowners and automobile.

    Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, equal to the 12 months ended March 31, 2000 despite implemented rate increases over the period. The Company's plans to implement tiered rating systems for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth in the educator market. Tiered rating together with price increases implemented and planned should return the Company to rate adequacy with average premium growth keeping pace with average loss experience.

    Growth in annuity contract deposits reached double-digit levels for the three months ended March 31, 2001. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that helps agents assist educator customers in selecting the best retirement investment programs for their individual needs and circumstances.

    Compared to the first three months of 2000, new annuity deposits increased 22.4%, reflecting a 92.3% increase in new single premium and rollover deposits and a 4.7% increase in scheduled deposits received. New deposits to variable annuities decreased 1.6%, or $0.5 million, and new deposits to fixed annuities were 69.8% higher than a year earlier. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed annuity option to the variable mutual fund investment options over a 12-month period. Variable annuity accumulated funds on deposit at March 31, 2001 were $0.9 billion, $167.6 million less than a year earlier, a 15.2% decrease including the impact of stock market values. Variable annuity accumulated deposit retention decreased 1.5 percentage points over the 12 months to 86.3%. However, this retention improved 2.2 percentage points compared to the 12 months ended December 31, 2000 reflecting recent quarterly trends following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended March 31, 2001 was 89.4%, 1.7 percentage points lower than the same period last year. However, reflecting recent quarterly trends, this showed improvement of
0.7 percentage points compared to retention of 88.7% for the 12 months ended December 31, 2000. The number of annuity contracts outstanding increased 4.8%, or 6,000 contracts, compared to March 31, 2000.

    At March 31, 2001, approximately 71% of accumulated variable annuity funds on deposit were in the Company's Equity and Balanced mutual funds. Investment returns for these two funds have been less than their comparable Lipper average returns in recent periods contributing to the higher level of surrenders in 2000 compared to 1999. In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the three months ended March 31, 2001, the amount of variable annuity surrenders was nearly 50% lower than for the same period last year.

    Life segment premiums for the first three months of 2001 were 1.7% lower than a year earlier, reflecting a decline in disability income business. In 2001, the Company began ceding a larger portion of the disability income business as part of the group restructuring announced in the fourth quarter of 2000. Excluding this specific product from both years, life segment premiums written and contract deposits would be 0.4% greater than the first quarter of 2000. The life insurance in force lapse ratio was 8.6% for the twelve months ended March 31, 2001, compared to 8.7% for the same period last year.

  Net Investment Income

    Investment income of $48.8 million for the first three months of 2001 increased 2.7%, or $1.3 million, (2.5% after tax) compared to the prior year due primarily to growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 1.1% over the past 12 months. The average pretax yield on the investment portfolio was 7.1% (4.8% after tax) for the first three months of 2001, compared to a pretax yield of 7.0% (4.7% after tax) last year.

  Realized Investment Gains and Losses

    Net realized investment gains were $4.7 million for the three months ended March 31, 2001, compared to net realized investment losses of $2.5 million for the first quarter of 2000. The net realized gains in the current period primarily resulted from full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages. For the prior year, nearly all of the net realized gains and losses occurred in the fixed income portfolios.

  Benefits, Claims and Settlement Expenses

                                      Three Months Ended       Growth Over
                                           March 31,            Prior Year
                                      ------------------   ----------------
                                          2001     2000    Percent   Amount
                                        ------   ------    -------   ------
    Property and casualty.........      $ 96.2   $ 91.4        5.3%   $ 4.8
    Annuity.......................         0.2        -                 0.2
    Life..........................        11.4     11.8       -3.4%    (0.4)
                                        ------   ------               -----
     Total........................      $107.8   $103.2        4.5%   $ 4.6
                                        ======   ======               =====

    Property and casualty
     statutory loss ratio:
       Before catastrophe losses..        79.2%    73.7%               5.5%
       After catastrophe losses...        78.1%    75.9%               2.2%

    In the first three months of 2001, the Company's benefits, claims and settlement expenses were affected favorably by a lower level of catastrophe losses compared to a year earlier, but this was offset by a higher level of non-catastrophe weather-related losses. Also, this year's first quarter results reflected no net impact from prior years' property and casualty reserve changes, compared to a net release of reserves a year ago.

    Net favorable development of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $0.3 million in the first three months of 2001, compared to favorable development of $2.4 million for the same period in 2000, with the decline attributable to voluntary automobile. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were unchanged for the current period, compared to favorable development of $2.0 million in the first three months of 2000.

    In the first three months of 2001, the higher level of non-catastrophe property losses included claims attributable to severe winter weather experienced in many areas of the country. The non-catastrophe property loss ratio by quarter and for the full years 2000 and 1999 was as follows:


                                                2001     2000       1999
                                                ----     ----       ----
    Non-catastrophe property
     loss ratio for the:

       Quarter ended March 31...............    85.1%    79.0%      81.9%
       Quarter ended June 30................             91.4%      72.8%
       Quarter ended September 30...........             82.8%      78.1%
       Quarter ended December 31............             80.7%      53.3%

       Year ended December 31...............             83.4%      71.0%

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

    For the first three months of 2001, catastrophe losses for all lines represented a net benefit of $1.4 million due to favorable development of reserves for 2000 catastrophe losses. Incurred catastrophe losses were $2.6 million in the first quarter of 2000.

    The voluntary automobile loss ratio excluding catastrophe losses was 76.0% for the first quarter of 2001, 4.7 percentage points higher than for the same period in 2000 due primarily to the amount of prior years' non-catastrophe reserve releases in 2001 versus 2000, which represented approximately 3.5 percentage points of the increase in the non-catastrophe loss ratio. Also, on a per-policy basis for the year, average voluntary automobile earned premium increased 1% and average current accident year loss costs increased 3% compared to the first three months of 2000.

    The annuity benefits of $0.2 million recorded in the first three months of 2001 represented current period mortality experience on annuity contracts on payout status.

    Life mortality experience was somewhat lower in the first three months of 2001 compared to the same period in 2000.

  Interest Credited to Policyholders

                               Three Months Ended       Growth Over
                                     March 31,          Prior Year
                               ------------------    ----------------
                                2001        2000     Percent   Amount
                               -----       -----     -------   ------
    Annuity................    $16.9       $16.5       2.4%      $0.4
    Life...................      6.9         6.3       9.5%       0.6
                               -----       -----                 ----
     Total.................    $23.8       $22.8       4.4%      $1.0
                               =====       =====                 ====

    The fixed annuity average annual interest rate credited increased to 5.2% for the three months ended March 31, 2001, compared to 5.0% for the same period last year. Tempering this increase was a 0.7% decrease in the average accumulated fixed deposits for the first three months of 2001, compared to the same period in 2000. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

  Operating Expenses

    For the first three months of 2001, operating expenses increased $0.3 million, or 1.0%, compared to last year. First, operating expenses for the current period included increased costs to support business growth initiatives. Second, in the fourth quarter of 2000 the Company increased its capitalization threshold for software costs. Third, expenses in the first quarter of 2000 included non-recurring charges of $0.8 million for interest on the North Carolina settlement and $0.7 million attributable to the chief executive officer transition.

    The total corporate expense ratio on a statutory accounting basis was 22.0% for the three months ended March 31, 2001, 1.0 percentage point less than the same period in 2000. The property and casualty expense ratio, the 14th lowest of the 100 largest property and casualty insurance groups for 1999 (the most recent industry ranking available), was 21.0% for the three months ended March 31, 2001, compared to 20.6% last year.

  Amortization of Policy Acquisition Expenses and Intangible Assets

    For the first three months of 2001, the combined amortization of policy acquisition expenses and intangible assets of $16.0 million was comparable to the $16.1 million recorded in the same period in 2000.

    Amortization of intangible assets decreased to $1.9 million for the three months ended March 31, 2001, compared to $2.4 million for the same period in 2000. The decline reflected the lower level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF") consistent with the scheduled amortization reported in the Company's Form 10-K for the year ended December 31, 2000.

    Policy acquisition expenses amortized for the three months ended March 31, 2001 of $14.1 million were $0.4 million greater than the same period last year reflecting a slight increase in the annuity segment.

  Income Tax Expense

    The effective income tax rate on income including realized investment gains and losses was 29.8% for the three months ended March 31, 2001, compared to 31.4% for the same period last year.

    Income from investments in tax-advantaged securities reduced the effective income tax rate 5.1 and 5.9 percentage points for the three months ended March 31, 2001 and 2000, respectively.

  Operating Income

    For the first three months of 2001, operating income (net income before the after-tax impact of realized investment gains and losses) was comparable to a year ago. Management anticipates that 2001 full year operating income will be within a range of $1.00 to $1.20 per share and believes that first quarter 2001 results were in line with that estimate.

    Operating income for the current period benefitted from lower catastrophe losses compared to a year ago, but this benefit was offset by a higher level of non-catastrophe weather-related losses. Also, operating income for the first quarter of 2001 reflected no net impact from prior years' property and casualty reserve changes, compared to a net release of reserves a year ago. Operating income for the first quarter of 2000 reflected a non-recurring charge of $1.7 million after tax related to the first quarter settlement of private passenger automobile rate filing cases in North Carolina.

    Operating income by segment was as follows:

                                                       Three Months Ended       Growth Over
                                                           March 31,             Prior Year
                                                      --------------------  ---------------------
                                                         2001       2000      Percent      Amount
                                                        ------     ------   -----------    ------
    Property & casualty
     Before catastrophe losses...................       $  7.0      $10.7         -34.6%   $(3.7)
     Catastrophe losses, after tax...............          0.9       (1.7)                   2.6
                                                        ------      -----                  -----
        Total including catastrophe losses.......          7.9        9.0         -12.2%    (1.1)
    Annuity......................................          4.2        5.4         -22.2%    (1.2)
    Life.........................................          4.0        3.0          33.3%     1.0
    Corporate and other expense..................         (0.8)      (1.4)                   0.6
    Interest expense, after tax..................         (1.6)      (1.6)                     -
                                                        ------      -----                  -----
        Total....................................       $ 13.7      $14.4          -4.9%   $(0.7)
                                                        ======      =====                  =====
        Total before catastrophe losses..........       $ 12.8      $16.1         -20.5%   $(3.3)
                                                        ======      =====                  =====

    Property and casualty
     statutory combined ratio:
       Before catastrophe losses.................        100.2%      94.3%                   5.9%
       After catastrophe losses..................         99.1%      96.5%                   2.6%

     Property and casualty segment operating income was lower than in the first three months of 2000 due primarily to prior years' reserve releases of $1.3 million after tax in 2000, compared to no net impact from prior years' reserves in the current period. As discussed above, lower catastrophe losses in the current period were offset by a higher level of non-catastrophe weather-related losses. During the first three months of 2001, the Company's average voluntary automobile insurance premium per policy increased 1% while average loss costs increased 3%, compared to the prior year. The Company's plans to implement tiered rating systems for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market. An adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina, including interest, reduced the Company's property and casualty segment operating income by $1.7 million after tax in the first quarter of 2000.

     The property and casualty combined ratio before catastrophes of 100.2% was
5.9 percentage points higher than the first three months of 2000, reflecting the factors cited above. The net benefit from catastrophe losses in the first three months of 2001 included favorable development of reserves for 2000 catastrophe losses. Favorable development of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $0.2 million after tax in the first three months of 2001, compared to favorable development of $1.6 million after tax for the same period in 2000. The current period reflected no net impact from total reserves, including involuntary business, for property and casualty claims occurring in prior years, compared to favorable development of $1.3 million after tax last year representing 1.7 percentage points of the increase in the combined ratio including catastrophes.

     Annuity segment operating income was below the year-earlier total as a result of reduced fee income related to decreases in both variable annuity market values and surrender charges for fixed and variable annuities. In addition, operating expenses increased in the current period, reflecting the growth in annuity business volume. For the first three months of 2001, the net interest margin was equal to the prior year and fees and contract charges earned decreased 13.6%. Variable annuity accumulated deposits were $0.9 billion at March 31, 2001, $167.6 million, or 15.2%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.3 billion was $5.0 million, or 0.4%, greater than March 31, 2000.

     Life insurance earnings increased compared to the first three months of 2000 due to an increase in margins and mortality costs that were somewhat lower than in the prior year.

     In the first quarter of 2000, the Corporate and Other Expense category in the preceding table reflected higher holding company expenses, including charges related to the chief executive officer transition.

  Net Income

                         Net Income Per Share, Diluted

                                          Three Months Ended       Growth Over
                                               March 31,            Prior Year
                                          -------------------  ---------------------
                                              2001      2000     Percent     Amount
                                             -----    ------   -----------   ------
    Operating income....................     $0.34    $ 0.35      -2.9%      $(0.01)
    Realized investment gains (losses)..      0.07     (0.04)                  0.11
                                             -----    ------                 ------
     Net income.........................     $0.41    $ 0.31      32.3%      $ 0.10
                                             =====    ======                 ======

     Net income, which includes realized investment gains and losses, for the first three months of 2001 increased by $4.0 million, or 31.5%, and net income per diluted share increased by 32.3% compared to the same period in 2000. This change includes the $0.7 million decline in operating income offset by $3.0 million of after tax realized investment gains for the first three months of 2001, compared to $1.7 million of after tax realized investment losses in the same period last year.

     Return on shareholders' equity based on both operating income and net income was 6% for the 12 months ended March 31, 2001.

Liquidity and Financial Resources

  Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At March 31, 2001, fixed income securities represented 96.0% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 93.7% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at March 31, 2001.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.7 years at March 31, 2001 and 4.4 years at December 31, 2000. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 78% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

    Operating Activities

    As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was approximately $4 million less than the first three months of 2000.

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

    For the first three months of 2001, receipts from annuity contracts increased 22.4%. Annuity contract maturities and withdrawals decreased $30.9 million, or 36.5%, compared to the same period last year, including decreases of 48.7% and 28.9% in surrenders of variable and fixed annuities, respectively. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuities was 86.3% and 89.4%, respectively, for the 12 month period ended March 31, 2001. Net transfers to variable annuity assets increased $14.5 million compared to the same period last year reflecting the Company's expansion of its variable investment options.

    The Company did not repurchase shares of its common stock under its stock repurchase program during the first three months of 2001, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. In the first three months of 2000, 393,800 shares were repurchased at an aggregate cost of $6.0 million. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of March 31, 2001, $96.3 million remained authorized for future share repurchases.

  Capital Resources

    The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners ("NAIC"). Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, increase and pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

    The NAIC has codified statutory accounting practices, which are expected to constitute the only source of prescribed statutory accounting practices and were effective January 1, 2001. Codification changed prescribed statutory accounting practices and resulted in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of domicile of the Company's principal operating subsidiaries, Illinois, California and Texas, have adopted the NAIC's codification. As a result of adopting the NAIC codification, the Company's statutory surplus of its insurance subsidiaries increased approximately $19 million.

    The total capital of the Company was $617.5 million at March 31, 2001, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 25.1% of capital (excluding unrealized investment losses) at March 31, 2001, which was at the upper end of the Company's target operating range of 20% to 25%.

    Shareholders' equity was $468.8 million at March 31, 2001, including an unrealized gain in the Company's investment portfolio of $24.4 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $717.3 million and $17.70, respectively, at March 31, 2001. Book value per share was $11.57 at March 31, 2001, $10.97 excluding investment market value adjustments. At March 31, 2000, book value per share was $9.93, $10.86 excluding investment market value adjustments. The increase over the 12 months included the effects of unrealized investment gains and losses and share repurchases. Excluding these items, book value per share was approximately equal to a year earlier.

    In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from

Standard & Poor's Corporation ("S&P") (A-), Fitch, Inc. ("Fitch") (A), and Moody's Investors Service, Inc. ("Moody's") (Baa1) and are traded on the New York Stock Exchange (HMN 6 5/8). As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, S&P placed the Company's debt rating on "CreditWatch with negative implications" and Fitch placed the Company's debt rating on "Rating Watch Negative". Moody's issued a statement affirming their rating. In April 2001, Fitch reaffirmed their "A" rating and identified the outlook for the rating as "Stable". Management has met with representatives from S&P and anticipates that the CreditWatch status will be resolved in the second quarter of 2001, based on further analysis of the 2000 year-end financial statements and supplemental data.

    As of both March 31, 2001 and December 31, 2000, the Company had short-term debt of $49.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.0%, as of March 31, 2001. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company anticipates entering into a replacement bank credit facility prior to the end of 2001 and does not expect material difficulties in doing so.

    The Company's ratio of earnings to fixed charges for the three months ended March 31, 2001 was 10.5x compared to 8.4x for the same period in 2000.

    Total shareholder dividends were $4.3 million for the three months ended March 31, 2001. In February 2001, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

    The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence for 52% of the coverage and above a retention of $7.5 million per occurrence up to $80 million per occurrence for the remaining 48% of the coverage. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $10.3 million up to $50.3 million with the Florida Hurricane Fund, based on the Fund's resources. These catastrophe reinsurance programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit.

Insurance Financial Ratings

    As disclosed in the 2000 Form 10-K, certain ratings of the Company's insurance subsidiaries are being reviewed as a result of the Company's earnings for the three months ended December 31, 2000.

    Fitch placed the Company's financial strength ratings on "Rating Watch Negative." Although the Company's insurance subsidiaries remain in the "AA (very strong)" rating category, in April 2001, Fitch downgraded Horace Mann's financial strength ratings one notch from "AA" to "AA-".

    S&P placed the Company's financial strength ratings on "CreditWatch with negative implications." Management has met with representatives from S&P and anticipates that the CreditWatch status will be resolved in the second quarter of 2001, based on further analysis of the 2000 year-end financial statements and supplemental data.

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

    There have been no material changes during the first three months of 2001 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Form 10-K.

Recent Accounting Changes

    In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" --a replacement of FASB SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of SFAS No. 125's provisions without reconsideration. This statement is effective for transactions occurring after March 31, 2001 but is not expected to have a material impact on the Company's accounting for its lending of fixed income securities to third parties.

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

                          PART II:  OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders

          None.

Item 6:   Exhibits and Reports on Form 8-K

          Exhibit
          No.         Description
          -------     -----------

          (10)     Material contracts:

                   10.1(a) Credit Agreement dated as of December 31, 1996 (the "Bank Credit Facility") among HMEC, certain banks named therein and Bank of America National Trust and Savings Association, as administrative agent (the "Agent"), incorporated by reference to Exhibit 10.1 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.
                   10.1(b)  Waiver Relating to Credit Agreement.
          (11)     Statement re computation of per share earnings.
          (21)     Subsidiaries of HMEC.

     (b) No reports on Form 8-K were filed by the Company during the first quarter of 2001.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HORACE MANN EDUCATORS CORPORATION
                                                     (Registrant)



Date   May 14, 2001                               /s/ Louis G. Lower II
     ------------------                         ---------------------------
                                                 Louis G. Lower II
                                                   President and Chief
                                                   Executive Officer


Date   May 14, 2001                               /s/ Peter H. Heckman
     ------------------                         ---------------------------

                                                 Peter H. Heckman
                                                   Executive Vice President
                                                   and Chief Financial Officer



Date   May 14, 2001                               /s/ Thomas K. Manion
    -------------------                         ---------------------------

                                                 Thomas K. Manion
                                                   Senior Vice President
                                                   and Controller