Form 10-Q
period 2001-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2001-08-14
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2001
                                       OR
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

     As of July 31, 2001, 40,596,625 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX


                                                                           Page
                                                                           ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Independent Auditors' Review Report .......................    1

               Consolidated Balance Sheets as of
                  June 30, 2001 and December 31, 2000 ....................    2

               Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 2001 and 2000 ......    3

               Consolidated Statements of Changes in Shareholders' Equity
                  for the Six Months Ended June 30, 2001 and 2000 ........    4

               Consolidated Statements of Cash Flows for the
                  Three and Six Months Ended June 30, 2001 and 2000 ......    5

               Notes to Consolidated Financial Statements ................    6

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................   13

          Item 3. Quantitative and Qualitative Disclosures about Market
                    Risk .................................................   28

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders ....   28

          Item 6. Exhibits and Reports on Form 8-K .......................   28

SIGNATURES ...............................................................   29

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of June 30, 2001, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000, and the related consolidated statements of changes in shareholders' equity for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois
August 6, 2001

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                              June 30,        December 31,
                                                                                2001              2000
                                                                             ----------       ------------
                                     ASSETS

Investments

   Fixed maturities, available for sale, at market (amortized
     cost, 2001, $2,683,049; 2000, $2,615,156) ............................  $2,696,004        $2,607,738
   Short-term and other investments .......................................      96,574            99,728
   Short-term investments, loaned securities collateral ...................     348,937           204,881
                                                                             ----------        ----------
       Total investments ..................................................   3,141,515         2,912,347
Cash ......................................................................      18,631            21,141
Accrued investment income and premiums receivable .........................     103,002           101,405
Value of acquired insurance in force and goodwill .........................      88,232            92,260
Deferred policy acquisition costs .........................................     148,970           141,604
Other assets ..............................................................     115,772           116,756
Variable annuity assets ...................................................   1,011,755         1,035,067
                                                                             ----------        ----------
       Total assets .......................................................  $4,627,877        $4,420,580
                                                                             ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities .....................................  $1,253,000        $1,217,756
   Interest-sensitive life contract liabilities ...........................     499,787           481,140
   Unpaid claims and claim expenses .......................................     324,294           308,881
   Future policy benefits .................................................     180,998           180,049
   Unearned premiums ......................................................     173,403           174,428
                                                                             ----------        ----------
       Total policy liabilities ...........................................   2,431,482         2,362,254
Other policyholder funds ..................................................     122,586           122,233
Other liabilities .........................................................     469,061           324,312
Short-term debt ...........................................................      49,000            49,000
Long-term debt ............................................................      99,743            99,721
Variable annuity liabilities ..............................................   1,011,755         1,035,067
                                                                             ----------        ----------
       Total liabilities ..................................................   4,183,627         3,992,587
                                                                             ----------        ----------
Preferred stock ...........................................................           -                 -
Common stock ..............................................................          60                60
Additional paid-in capital ................................................     338,732           338,243
Retained earnings .........................................................     455,878           452,624
Accumulated other comprehensive income (loss), net of taxes:
   Net unrealized gains (losses) on fixed
     maturities and equity securities .....................................       8,476            (4,038)
   Minimum pension liability adjustment ...................................        (937)             (937)
Treasury stock, at cost ...................................................    (357,959)         (357,959)
                                                                             ----------        ----------
       Total shareholders' equity .........................................     444,250           427,993
                                                                             ----------        ----------
         Total liabilities and shareholders' equity .......................  $4,627,877        $4,420,580
                                                                             ==========        ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)


                                                                   Three Months Ended        Six Months Ended
                                                                        June 30,                June 30,
                                                                  --------------------     --------------------
                                                                    2001        2000         2001        2000
                                                                    ----        ----         ----        ----

Insurance premiums written
   and contract deposits .......................................  $218,225    $204,466     $425,997    $398,978
                                                                  ========    ========     ========    ========
Revenues
   Insurance premiums and
     contract charges earned ...................................  $151,990    $150,590     $301,907    $297,929
   Net investment income .......................................    49,835      47,601       98,598      95,109
   Realized investment gains (losses) ..........................    (5,719)        204       (1,035)     (2,341)
                                                                  --------    --------      ------     --------
     Total revenues ............................................   196,106     198,395      399,470     390,697
                                                                  --------    --------     --------    --------
Benefits, losses and expenses
   Benefits, claims and settlement expenses ....................   134,813     113,864      242,590     217,075
   Interest credited ...........................................    24,508      22,755       48,317      45,510
   Policy acquisition expenses amortized .......................    13,256      13,577       27,314      27,318
   Operating expenses ..........................................    26,798      29,222       56,292      58,427
   Amortization of intangible assets ...........................     1,770       2,399        3,677       4,800
   Interest expense ............................................     2,323       2,521        4,847       5,032
   Restructuring charges .......................................      (175)          -         (175)          -
   Litigation charges ..........................................         -         100            -         100
                                                                  --------    --------     --------    --------
     Total benefits, losses and expenses .......................   203,293     184,438      382,862     358,262
                                                                  --------    --------     --------    --------
Income (loss) before income taxes ..............................    (7,187)     13,957       16,608      32,435
Income tax expense (benefit) ...................................    (2,261)      4,275        4,836      10,027
                                                                  --------    --------     --------    --------

Net income (loss) ..............................................  $ (4,926)   $  9,682     $ 11,772    $ 22,408
                                                                  ========    ========     ========    ========
Net income (loss) per share
   Basic .......................................................  $  (0.12)   $   0.24     $   0.29    $   0.55
                                                                  =========   ========     ========    ========
   Diluted .....................................................  $  (0.12)   $   0.23     $   0.29    $   0.54
                                                                  =========   ========     ========    =========
Weighted average number of shares
   and equivalent shares (in thousands)
     Basic .....................................................    40,554      40,913       40,539      41,034
     Diluted ...................................................    40,874      41,085       40,800      41,218

         See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                            Six Months Ended
                                                                                June 30,
                                                                        ------------------------
                                                                          2001           2000
                                                                          ----           ----
Common stock
   Beginning balance .................................................  $      60      $      59
   Options exercised, 2001, 64,575 shares;
     2000, 515,000 shares; and shares
     awarded, 2000, 10,000 shares ....................................          -              1
   Conversion of Director Stock Plan units, 2001, 10,293 shares ......          -              -
                                                                        ---------      ---------
Ending balance .......................................................         60             60
                                                                        ---------      ---------
Additional paid-in capital
   Beginning balance .................................................    338,243        333,892
   Options exercised, conversion of Director Stock Plan
     units and shares awarded ........................................        964          4,764
   Catastrophe-linked equity put option premium ......................       (475)          (475)
                                                                        ---------      ---------
   Ending balance ....................................................    338,732        338,181
                                                                        ---------      ---------
Retained earnings
   Beginning balance .................................................    452,624        449,023
   Net income ........................................................     11,772         22,408
   Cash dividends, 2001, $0.21 per share;
     2000, $0.21 per share ...........................................     (8,518)        (8,692)
                                                                        ---------      ---------
   Ending balance ....................................................    455,878        462,739
                                                                        ---------      ---------
Accumulated other comprehensive income (loss), net of taxes:
   Beginning balance .................................................     (4,975)       (40,016)
     Change in net unrealized gains (losses) on
       fixed maturities and equity securities ........................     12,514         (7,151)
     (Increase) decrease in minimum pension
       liability adjustment ..........................................          -              -
                                                                        ---------      ---------
   Ending balance ....................................................      7,539        (47,167)
                                                                        ---------      ---------
Treasury stock, at cost
   Beginning balance, 2001, 19,341,296 shares;
     2000, 18,258,896 shares .........................................   (357,959)      (342,816)
   Purchase of 720,000 shares in 2000 (See note 5) ...................          -        (10,562)
                                                                        ---------      ---------
   Ending balance, 2001, 19,341,296 shares;
     2000, 18,978,896 shares .........................................   (357,959)      (353,378)
                                                                        ---------      ---------
Shareholders' equity at end of period ................................  $ 444,250      $ 400,435
                                                                        =========      =========
Comprehensive income
   Net income ........................................................  $  11,772      $  22,408
   Other comprehensive income, net of taxes:
     Change in net unrealized gains (losses)
       on fixed maturities and equity securities .....................     12,514         (7,151)
     (Increase) decrease in minimum pension
       liability adjustment ..........................................          -              -
                                                                        ---------      ---------
         Other comprehensive income ..................................     12,514         (7,151)
                                                                        ---------      ---------
           Total .....................................................  $  24,286      $  15,257
                                                                        =========      =========


          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                 ----------------------    ----------------------
                                                                    2001         2000         2001         2000
                                                                    ----         ----         ----         ----
Cash flows from operating activities
   Premiums collected .........................................  $ 154,669    $ 154,401    $ 316,458    $ 311,316
   Policyholder benefits paid .................................   (116,557)    (120,122)    (240,035)    (238,011)
   Policy acquisition and
     other operating expenses paid ............................    (45,286)     (48,482)     (92,100)     (91,696)
   Federal income taxes paid ..................................          -      (14,501)           -      (16,101)
   Investment income collected ................................     45,161       45,798       94,599       97,301
   Interest expense paid ......................................         (6)        (827)      (4,154)      (4,950)
   Other ......................................................       (867)      (1,535)      (1,154)      (2,684)
                                                                 ---------    ---------    ---------    ---------
       Net cash provided by operating activities ..............     37,114       14,732       73,614       55,175
                                                                 ---------    ---------    ---------    ---------
Cash flows provided by (used in) investing activities
   Fixed maturities
     Purchases ................................................   (330,303)    (194,778)    (688,388)    (295,944)
     Sales ....................................................    208,151       86,739      470,932      147,078
     Maturities ...............................................     70,217       73,123      136,916      134,009
   Net cash provided by short-term
     and other investments ....................................     14,180       66,212        7,086       34,084
                                                                 ---------    ---------    ---------    ---------
       Net cash provided by (used in) investing activities ....    (37,755)      31,296      (73,454)      19,227
                                                                 ---------    ---------    ---------    ---------
Cash flows provided by (used in) financing activities
   Purchase of treasury stock .................................          -       (4,597)           -      (10,562)
   Dividends paid to shareholders .............................     (4,261)      (4,328)      (8,518)      (8,692)
   Principal repayments on Bank Credit Facility ...............          -            -            -            -
   Exercise of stock options ..................................        874            -          964        4,765
   Catastrophe-linked equity put option premium ...............       (238)        (238)        (475)        (475)
   Annuity contracts, variable and fixed
     Deposits .................................................     61,697       51,261      120,649       99,477
     Maturities and withdrawals ...............................    (40,094)     (81,324)     (93,879)    (165,989)
     Net transfer from (to) variable annuity assets ...........    (15,641)       6,158      (19,125)      17,129
   Net decrease in life policy account balances ...............     (1,210)      (1,290)      (2,286)      (2,275)
                                                                 ---------    ---------    ---------    ---------
       Net cash provided by (used in) financing activities ....      1,127      (34,358)      (2,670)     (66,622)
                                                                 ---------    ---------    ---------    ---------
Net increase (decrease) in cash ...............................        486       11,670       (2,510)       7,780
Cash at beginning of period ...................................     18,145       18,958       21,141       22,848
                                                                 ---------    ---------    ---------    ---------
Cash at end of period .........................................  $  18,631    $  30,628    $  18,631    $  30,628
                                                                 =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2001 and December 31, 2000, the consolidated results of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and the consolidated changes in shareholders' equity for the six months ended June 30, 2001 and 2000.

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

     The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Restructuring Charges

     In December 2000, the Company recorded restructuring charges of $2,236 pretax ($1,453, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The changes will improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, for termination of an estimated 50 individuals, represented severance, vacation buy-out and related payroll taxes. The eliminated positions encompass management, professional and clerical responsibilities. As of June 30, 2001, 39 individuals have been terminated with two additional terminations scheduled later in 2001. Termination of lease agreements represented office space used by the credit union marketing group. The remaining charge was attributable primarily to the write-off of software related to these two areas. Restructuring charges were separately identified in the Statement of Operations for the year ended December 31, 2000. None of the cash restructuring costs were paid as of December 31, 2000.

     The following table provides information about the components of the charge taken in December 2000, the balance of accrued amounts at December 31, 2000 and June 30, 2001, and payment activity during the six months ended June 30, 2001. The adjustment to employee termination costs during the six months ended June 30, 2001 reflected placement of nine individuals from terminated positions into other open positions within the Company.

                                        Original      Reserve at                                   Reserve at
                                         Pretax      December 31,                                   June 30,
                                         Charge          2000         Payments     Adjustments        2001
                                        --------     ------------     --------     -----------     ----------
        Charges to earnings:
        Employee termination
          costs .......................  $1,827         $1,827          $522          $(221)         $1,084
        Termination of lease
          agreements ..................     285            285            50              -             235
        Write-off of capitalized
          software ....................     106              -             -              -               -
        Other .........................      18             18            43             46              21
                                         ------         ------          ----          -----          ------
             Total ....................  $2,236         $2,130          $615          $(175)         $1,340
                                         ======         ======          ====          =====          ======


Note 3 - Debt

     Indebtedness outstanding was as follows:

                                                                                   June 30,    December 31,
                                                                                     2001          2000
                                                                                   --------    ------------
        Short-term debt:
          $65,000 Bank Credit Facility, commitment to
             December 31, 2001.  (IBOR + 0.325%,
             5.0% as of June 30, 2001) ..........................................  $ 49,000      $ 49,000
        Long-term debt:
          6 5/8% Senior Notes, due January 15, 2006.
             Face amount less unaccrued discount
             of $257 and $279 (6.7% imputed rate) ...............................    99,743        99,721
                                                                                   --------      --------
               Total ............................................................  $148,743      $148,721
                                                                                   ========      ========


     The Company's earnings in the fourth quarter of 2000 could have caused a breach of a financial covenant of the Company's Bank Credit Facility in 2001 but, in the first quarter of 2001, the lender agreed to modify that covenant for the first, second and third quarters of 2001. Notwithstanding that modification, earnings for the second quarter of 2001 will cause a breach of that covenant. Management has begun discussions with representatives of the lender to address this issue. Prior to the determination of second quarter earnings, management had also begun discussions with representatives of the lender about a possible replacement credit facility which would need to be implemented prior to the maturity of the existing Bank Credit Facility on December 31, 2001. The Company cannot predict the outcome of these discussions, either with regard to the breach of financial covenant caused by the second quarter earnings, or with regard to a replacement credit facility. However, management believes that even if such discussions are not successful, the Company should be able to obtain replacement financing for the Bank Credit Facility elsewhere, but the Company cannot predict on what terms and conditions such financing would be available, and the availability of alternative financing is always subject to prevailing market conditions at the time of securing such financing.

Note 4 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                                     Percent of
                                                   Carrying Value                   June 30, 2001
                                            ---------------------------      ---------------------------
        Rating of Fixed                     June 30,      December 31,       Carrying       Amortized
        Maturity Securities(1)                2001            2000            Value            Cost
        ----------------------              --------      ------------      ----------      ----------
          AAA ............................    35.5%           42.9%         $  957,362      $  935,738
          AA .............................     7.2             8.2             193,454         186,942
          A ..............................    25.2            20.5             677,996         665,147
          BBB ............................    26.8            22.8             722,853         728,921
          BB .............................     2.1             1.3              55,466          57,389
          B ..............................     2.5             4.0              68,223          81,119
          CCC or lower ...................     0.5             0.1              14,422          21,952
          Not rated(2) ...................     0.2             0.2               6,228           5,841
                                             -----           -----          ----------      ----------
             Total .......................   100.0%          100.0%         $2,696,004      $2,683,049
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

(2) This category includes $386 of publicly traded securities not currently rated by S&P or Moody's and $5,842 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 98.0% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Percent                Carrying
                                                                     of Total                  Value
                                                            --------------------------      ----------
                                                            June 30,      December 31,       June 30,
        Scheduled Maturity                                    2001           2000              2001
        ------------------                                  --------      ------------      ----------
        Due in 1 year or less ............................    4.1%             7.0%         $  109,175
        Due after 1 year through 5 years .................   26.0             28.8             700,480
        Due after 5 years through 10 years ...............   31.9             28.5             861,278
        Due after 10 years through 20 years ..............   14.0             15.6             376,794
        Due after 20 years ...............................   24.0             20.1             648,277
                                                            -----            -----          ----------
          Total ..........................................  100.0%           100.0%         $2,696,004
                                                            =====            =====          ==========

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

     The Company reviews the market value of the investment portfolio on a monthly basis to determine if there are any securities that have fallen below 75% of book value. This review, in conjunction with the Company's investment managers' monthly credit reports and current market data, is the basis for determining if a security should be written down in value. A write-down is recorded when the decline in value is deemed to be other-than-temporary in nature.

     The Company lends fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2001 and December 31, 2000, fixed maturities with a fair value of $348,937 and $204,881, respectively, were on loan. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Securities lending collateral is classified as investments with a corresponding liability included in Other Liabilities in the Company's consolidated balance sheet, in accordance with the applicable accounting guidance.

Note 5 - Shareholders' Equity

     Share Repurchase Programs

     During the first six months of 2001, the Company did not repurchase shares of its common stock under its stock repurchase program consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of June 30, 2001, $96,343 remained authorized for future share repurchases.

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

                                                                                 Ceded to        Assumed
                                                                    Gross          Other        from State
                                                                    Amount       Companies      Facilities         Net
                                                                   --------      ---------      ----------      ---------
        Three months ended
            June 30, 2001
        ------------------------------------
        Premiums written ........................................  $221,166       $ 6,825         $ 3,884       $218,225
        Premiums earned .........................................   154,573         6,614           4,031        151,990
        Benefits, claims and
          settlement expenses ...................................   130,774         1,371           5,410        134,813

        Three months ended
            June 30, 2000
        ------------------------------------
        Premiums written ........................................  $206,203       $ 8,666         $ 6,929       $204,466
        Premiums earned .........................................   151,503         6,679           5,766        150,590
        Benefits, claims and
          settlement expenses ...................................   116,090         9,707           7,481        113,864

        Six months ended
            June 30, 2001
        ------------------------------------
        Premiums written ........................................  $431,234       $12,975         $ 7,738       $425,997
        Premiums earned .........................................   307,147        13,274           8,034        301,907
        Benefits, claims and
          settlement expenses ...................................   242,048         9,161           9,703        242,590

        Six months ended
            June 30, 2000
        ------------------------------------
        Premiums written ........................................  $402,193       $16,586         $13,371       $398,978
        Premiums earned .........................................   300,246        12,441          10,124        297,929
        Benefits, claims and
          settlement expenses ...................................   221,428        16,381          12,028        217,075

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

NOTE 8 - Contingencies

     Lawsuits and Legal Proceedings

     In December 2000, the Company recorded an after tax charge of $5,000, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. In July 2001, the Company submitted a settlement agreement to the court which was mutually agreed upon by all parties to this lawsuit. The settlement, which would provide additional benefits for current policyholders and compensation to those who demonstrate they did not understand what they purchased, is now pending court approval. While the actual costs for the Company to resolve this issue could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at this time and on the settlement agreement submitted to the court in July 2001, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000.

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



                                                                   Three Months Ended         Six Months Ended
                                                                        June 30,                  June 30,
                                                                  --------------------     ---------------------
                                                                     2001      2000         2001           2000
                                                                     ----      ----         ----           ----
Insurance premiums and contract charges earned
   Property and casualty .......................................  $124,917    $123,209     $248,100     $243,637
   Annuity .....................................................     3,733       4,361        7,519        8,719
   Life ........................................................    23,660      23,336       46,927       46,185
   Intersegment eliminations ...................................      (320)       (316)        (639)        (612)
                                                                  --------    --------     --------     --------
       Total ...................................................  $151,990    $150,590     $301,907     $297,929
                                                                  ========    ========     ========     ========
Net investment income
   Property and casualty .......................................  $  9,156    $  8,867     $ 18,183     $ 17,787
   Annuity .....................................................    26,837      26,081       53,496       52,258
   Life ........................................................    14,168      12,637       27,528       25,010
   Corporate and other .........................................        24         315           75          654
   Intersegment eliminations ...................................      (350)       (299)        (684)        (600)
                                                                  --------    --------     --------     --------
       Total ...................................................  $ 49,835    $ 47,601     $ 98,598     $ 95,109
                                                                  ========    ========     ========     ========
Net income (loss)
   Operating income (loss)
     Property and casualty .....................................  $ (9,669)   $  2,909     $ (1,805)    $ 11,966
     Annuity ...................................................     5,181       5,643        9,410       11,030
     Life ......................................................     5,374       3,750        9,325        6,727
     Corporate and other, including interest expense ...........    (2,208)     (2,687)      (4,599)      (5,728)
                                                                  --------    --------     --------     --------
       Total operating income (loss) ............................   (1,322)      9,615       12,331       23,995
   Realized investment gains (losses), after tax ...............    (3,718)        132         (673)      (1,522)
   Restructuring charges, after tax ............................       114           -          114            -
   Litigation charges, after tax ...............................         -         (65)           -          (65)
                                                                  --------    --------     --------     --------
       Total ...................................................  $ (4,926)   $  9,682     $ 11,772     $ 22,408
                                                                  ========    ========     ========     ========
Amortization of intangible assets
   Value of acquired insurance in force
     Annuity ...................................................  $    895    $  1,488     $  1,926     $  2,977
     Life ......................................................       471         507          942        1,014
                                                                  --------    --------     --------     --------
       Subtotal ................................................     1,366       1,995        2,868        3,991
   Goodwill ....................................................       404         404          809          809
                                                                  --------    --------     --------     --------
       Total ...................................................  $  1,770    $  2,399     $  3,677     $  4,800
                                                                  ========    ========     ========     ========



                                                                                     June 30,       December 31,
Assets                                                                                 2001             2000
                                                                                    ----------      ------------
   Property and casualty .........................................................  $  746,612       $  733,922
   Annuity .......................................................................   2,778,413        2,639,872
   Life ..........................................................................   1,052,075          969,181
   Corporate and other ...........................................................      93,665          115,584
   Intersegment eliminations .....................................................     (42,888)         (37,979)
                                                                                   -----------       ----------
     Total .......................................................................  $4,627,877       $4,420,580
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

Six Months Ended June 30, 2001 Compared To Six Months Ended June 30, 2000

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

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits


                                                           Six Months Ended         Growth Over
                                                              June 30,               Prior Year
                                                         ------------------     -------------------
                                                          2001        2000      Percent      Amount
                                                          ----        ----      -------      ------

        Automobile and property (voluntary) ...........  $241.3      $232.9       3.6%        $ 8.4
        Annuity deposits ..............................   120.6        99.5      21.2%         21.1
        Life ..........................................    58.5        59.7      -2.0%         (1.2)
                                                         ------      ------                   -----
             Subtotal - core lines ....................   420.4       392.1       7.2%         28.3
        Involuntary and other
          property & casualty .........................     5.6         6.9     -18.8%         (1.3)
                                                         ------      ------                   -----
             Total ....................................  $426.0      $399.0       6.8%        $27.0
                                                         ======      ======                   =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)



                                                                 Six Months Ended       Growth Over
                                                                     June 30,            Prior Year
                                                                 ----------------    -----------------
                                                                  2001      2000     Percent    Amount
                                                                  ----      ----     -------    ------

        Automobile and property (voluntary) ...................  $238.7    $232.7       2.6%     $ 6.0
        Annuity ...............................................     7.5       8.7     -13.8%      (1.2)
        Life ..................................................    46.3      45.6       1.5%       0.7
                                                                 ------    ------                -----
             Subtotal - core lines ............................   292.5     287.0       1.9%       5.5
        Involuntary and other
          property & casualty .................................     9.4      10.9     -13.8%      (1.5)
                                                                 ------    ------                -----
             Total ............................................  $301.9    $297.9       1.3%     $ 4.0
                                                                 ======    ======                =====

     Premiums written and contract deposits for the Company's core lines increased 7.2% compared to the first six months of 2000, driven by double-digit growth in the annuity segment. This comparison includes the North Carolina settlement recorded in 2000 described below.

     At June 30, 2001, the Company's exclusive agent force totaled 875, a 12.9% decline from a year earlier. The number of experienced agents in the agent force, 621, was down 7.6% at June 30, 2001, compared to a year earlier. The total agent count decreased due primarily to terminations of less-productive agents. As a result, overall agent productivity continues to increase. The Company is in the process of changing what is expected from its agents. Historically, agent compensation and rewards focused on profitability, service and tenure with the Company. The new direction will continue to focus on profitability but will also place a greater emphasis on individual agent productivity, new premium growth, educator business, cross-selling and business retention. In addition, the Company's agency management team has been strengthened through the promotions of several of its most experienced and capable agents. Hiring of new agents during the first six months of 2001 was within 7 agents of the prior year's first six months, in spite of the Company's implementation of more stringent agent selection criteria to improve agent productivity and retention in the future. A new compensation plan was effective January 1, 2001 for agency managers, and the new compensation plan for all agents was implemented on August 1, 2001. Management believes these actions, along with other strategic initiatives, will have a positive impact on agent productivity in the future and will give every agent the opportunity to achieve greater financial success while building a long-term relationship with the Company.

     In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. For the six months ended June 30, 2000, the Company recorded an estimate of its portion of the adverse settlement of $2.5 million pretax, comprised of $1.7 million premium refunds and $0.8 million interest charges. North Carolina is the Company's second largest property and casualty state representing approximately 7% of total premiums for the year ended December 31, 2000.

     Total voluntary automobile and homeowners premium written growth was 3.6% for the first six months of 2001, including the effect of the North Carolina settlement in the prior year. The average premium per policy increased for both automobile and homeowners, as did the number of homeowners policies in force, compared to a year earlier. The number of automobile policies in force was slightly lower than year-earlier levels, but showed an increase as compared to December 31, 2000. Voluntary automobile insurance premium increased 2.6% ($4.6 million) compared to the first six months of 2000 and homeowners premium increased 6.9% ($3.8 million). The property and casualty increase in premiums written resulted from growth in average premium per policy of 2% for automobile and 7% for homeowners, compared to a year earlier, as the impact of rate actions has begun to flow through policy renewals. Over the prior 12 months, unit growth was 0.3%, bringing policies in force at June 30, 2001 to 882,000. Compared to December 31, 2000, total property and casualty policies in force increased 6,000 with a 3,000 unit increase in both homeowners and automobile.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, equal to the 12 months ended June 30, 2000 despite implemented rate increases over the period. The Company's plans to implement tiered rating systems for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth in the educator market. Tiered rating, together with price increases implemented and planned, should return the Company to rate adequacy with average premium growth keeping pace with average loss experience.

     Growth in annuity contract deposits reached double-digit levels for the six months ended June 30, 2001. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that helps agents assist educator customers in selecting the best retirement investment programs for their individual needs and circumstances.

     Compared to the first six months of 2000, new annuity deposits increased 21.2%, reflecting a 98.1% increase in new single premium and rollover deposits and a 0.7% increase in scheduled deposits received. New deposits to variable annuities decreased 2.4%, or $1.5 million, and new deposits to fixed annuities were 63.0% higher than a year earlier. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed annuity option to the variable mutual fund investment options over a 12-month period. Variable annuity accumulated funds on deposit at June 30, 2001 were $1.0 billion, $48.0 million less than a year earlier, a 4.5% decrease including the impact of stock market values. Variable annuity accumulated deposit retention improved 3.1 percentage points over the 12 months to 88.6%. Also, this retention improved 4.5 percentage points compared to the 12 months ended December 31, 2000 reflecting recent quarterly trends following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended June 30, 2001 was 91.1%, 1.6 percentage points better than the same period last year. Reflecting recent quarterly trends, this showed improvement of 2.4 percentage points compared to retention of 88.7% for the 12 months ended December 31, 2000. The number of annuity contracts outstanding increased 7.2%, or 9,000 contracts, compared to June 30, 2000.

     In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the six months ended June 30, 2001, the amount of variable annuity surrenders was 53% lower than for the same period last year. The amount of fixed annuity surrenders decreased 42% compared to the first half of 2000.

     Life segment premiums for the first six months of 2001 were 2.0% lower than a year earlier, reflecting a decline in disability income business. In 2001, the Company began ceding a larger portion of its disability income business as part of the group restructuring announced in the fourth quarter of 2000. Excluding the disability product from both years' results, life segment premiums written and contract deposits would be equal to the first six months of 2000. The life insurance in force lapse ratio was 8.6% for the twelve months ended June 30, 2001, compared to 8.8% for the same period last year.

     Net Investment Income

     Investment income of $98.6 million for the first six months of 2001 increased 3.7%, or $3.5 million, (3.8% after tax) compared to the prior year due primarily to growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 2.3% over the past 12 months. The average pretax yield on the investment portfolio was 7.2% (4.8% after tax) for the first six months of 2001, compared to a pretax yield of 7.1% (4.8% after tax) last year.

     Realized Investment Gains and Losses

     Net realized investment losses were $1.0 million for the six months ended June 30, 2001, compared to net realized investment losses of $2.3 million for the first six months of 2000. The net realized losses in the current period primarily resulted from the second quarter sale and impairment of two fixed income securities for credit-related reasons offsetting the first quarter full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages. For the prior year, nearly all of the net realized gains and losses occurred in the fixed income portfolios.

     Benefits, Claims and Settlement Expenses

                                                                 Six Months Ended          Growth
                                                                      June 30,           Prior Year
                                                                 ----------------     -----------------
                                                                  2001      2000      Percent    Amount
                                                                  ----      ----      -------    ------
        Property and casualty .................................  $219.8    $194.2      13.2%     $25.6
        Annuity ...............................................     0.4         -                  0.4
        Life ..................................................    22.4      22.9      -2.2%      (0.5)
                                                                 ------    ------                -----
          Total ...............................................  $242.6    $217.1      11.7%     $25.5
                                                                 ======    ======                =====
        Property and casualty statutory loss ratio:
             Before catastrophe losses ........................    84.9%     75.9%                 9.0%
             After catastrophe losses .........................    88.6%     79.7%                 8.9%


     In the first six months of 2001, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and by a higher level of non-catastrophe weather-related losses. There was a net release of prior years' property and casualty reserves a year ago.

     Net strengthening of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $11.1 million in the first six months of 2001, compared to favorable development of $2.7 million for the same period in 2000. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were strengthened $11.0 million in the current period, compared to favorable development of $2.3 million in the first six months of 2000.

     Since the fourth quarter of last year, the Company has continued to refine its process and methods for evaluating property and casualty reserves and has selected a new independent property and casualty actuarial consulting firm. During the second quarter of 2001, a comprehensive review of property and casualty loss reserving methodologies and assumptions was completed in conjunction with the new actuarial firm. Based on this further enhanced analysis and the opinion of the new actuarial firm, prior years' net reserves - predominantly related to 1999 and prior accident years - were increased by $11 million at June 30, 2001. This consisted primarily of an $8 million reduction in reserves to be ceded by the Company to its reinsurers and reinsurance facilities, including $1.5 million related to the Company's automobile residual market business, primarily in Massachusetts; $2.0 million for its voluntary automobile ceded excess liability coverage; and approximately $4.5 million related to its educators professional liability product. The Company's property and casualty net reserves were $272 million and $229 million at June 30, 2001 and 2000, respectively.

     With regard to its residual market automobile business, the Company is reviewing its position and strategy for automobile business in the state of Massachusetts. Management anticipates conclusion of that review during the third quarter of 2001.

     In the first six months of 2001, the higher level of non-catastrophe property losses included claims attributable to severe weather experienced in many areas of the country, including Tropical Storm Allison and wind and hail storms throughout the Midwest during the second quarter as well as winter storms in the first quarter. The non-catastrophe property loss ratio by quarter and for the full years 2000 and 1999 was as follows:


                                                                2001        2000        1999
                                                                ----        ----        ----
        Non-catastrophe property loss ratio for the:

             Quarter ended March 31 ..........................  85.1%       79.0%       81.9%
             Quarter ended June 30 ...........................  99.4%       91.4%       72.8%
             Quarter ended September 30 ......................              82.8%       78.1%
             Quarter ended December 31 .......................              80.7%       53.3%

             Year ended December 31 ..........................              83.4%       71.0%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. Although the Company's actions have begun to have a positive impact, with minimal effect on policy retention, management expects that the full impact of these changes will not be realized until well into 2001. In light of experience and competitive actions in the first half of 2001, future rate increases are anticipated to be more aggressive than the Company's original plans. The Company will also initiate additional reunderwriting programs. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     For the first six months of 2001, incurred catastrophe losses for all lines were $9.2 million including a net benefit of $1.4 million due to favorable development of reserves for 2000 catastrophe losses. Incurred catastrophe losses were $9.2 million in the first six months of 2000.

     The voluntary automobile loss ratio excluding catastrophe losses was 77.7% for the first six months of 2001, 5.3 percentage points higher than for the same period in 2000 due primarily to increases in prior years' reserves in 2001 versus releases in the first half of 2000, which represented approximately 5.9 percentage points of the increase in the loss ratio. Also, on a per-policy basis for the year, average voluntary automobile earned premium increased 1% and average current accident year loss costs increased 3% compared to the first six months of 2000. Reflecting improvement from the first quarter, voluntary automobile current accident year loss experience, excluding catastrophes, exceeded the growth in average earned premium per policy by only six-tenths of a percent in the second quarter of 2001.

     The annuity benefits of $0.4 million recorded in the first six months of 2001 represented current period mortality experience on annuity contracts on payout status.

     Life mortality experience in the first six months of 2001 was comparable to the same period in 2000.

     Interest Credited to Policyholders

                                   Six Months Ended         Growth Over
                                       June 30,              Prior Year
                                   ----------------      ------------------
                                   2001       2000       Percent     Amount
                                   ----       ----       -------     ------


        Annuity .................  $34.1      $32.6         4.6%      $1.5
        Life ....................   14.2       12.9        10.1%       1.3
                                   -----      -----                   ----
          Total .................  $48.3      $45.5         6.2%      $2.8
                                   =====      =====                   ====


     The fixed annuity average annual interest rate credited increased to 5.2% for the six months ended June 30, 2001, compared to 5.0% for the same period last year. In addition, the average accumulated fixed deposits increased 0.5% for the first six months of 2001, compared to the same period in 2000. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

     Operating Expenses

     Although operating expenses for the current period included increased costs to support business growth initiatives, for the first six months of 2001, operating expenses decreased $2.1 million, or 3.6%, compared to last year, primarily as a result of three items. First, in the fourth quarter of 2000 the Company increased its capitalization threshold for software costs. Second, the current period included a lower level of profit-related incentive compensation. Third, expenses in the first half of 2000 included non-recurring charges of $0.8 million for interest on the North Carolina settlement and $1.9 million attributable to the chief executive officer transition.

     The total corporate expense ratio on a statutory accounting basis was 21.9% for the six months ended June 30, 2001, 1.2 percentage points less than the same period in 2000. The property and casualty expense ratio, the 14th lowest of the 100 largest property and casualty insurance groups for 1999 (the most recent industry ranking available), was 20.6% for the six months ended June 30, 2001, compared to 20.5% last year.

     Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first six months of 2001, the combined amortization of policy acquisition expenses and intangible assets was $31.0 million, compared to the $32.1 million recorded in the same period in 2000.

     Amortization of intangible assets decreased to $3.7 million for the six months ended June 30, 2001, compared to $4.8 million for the same period in 2000. The decline reflected the lower level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF") consistent with the scheduled amortization reported in the Company's Form 10-K for the year ended December 31, 2000.

     Policy acquisition expenses amortized for the six months ended June 30, 2001 of $27.3 million were equal to the same period last year.

     Income Tax Expense

     The effective income tax rate on income including realized investment gains and losses was 28.9% for the six months ended June 30, 2001, compared to 30.9% for the same period last year.

     Income from investments in tax-advantaged securities reduced the effective income tax rate 12.4 and 6.2 percentage points for the six months ended June 30, 2001 and 2000, respectively. While the amount of income from investments in tax-advantaged securities in the current period was comparable to the first half of 2000, the reduced level of income before income taxes in 2001 resulted in this having a more significant impact on the effective income tax rate.

     Operating Income

     For the first six months of 2001, operating income (net income before the after-tax impact of realized investment gains and losses and non-recurring items) was adversely affected by strengthening of prior years' property and casualty claim reserves and by severe weather, compared to a year ago. Due to the unanticipated reserve actions taken in June 2001, management now anticipates that 2001 full year operating income will be within a range of $0.85 to $0.95 per share.

        Operating income by segment was as follows:

                                                               Six Months Ended         Growth Over
                                                                   June 30,             Prior Year
                                                               ----------------      -----------------
                                                                2001      2000       Percent    Amount
                                                                ----      ----       -------    ------
        Property & casualty
          Before catastrophe losses .........................   $ 4.1     $17.9       -77.1%    $(13.8)
          Catastrophe losses, after tax .....................    (6.0)     (6.0)                     -
                                                                -----     -----                 ------
               Total including catastrophe losses ...........    (1.9)     11.9                  (13.8)
        Annuity .............................................     9.4      11.0       -14.5%      (1.6)
        Life ................................................     9.4       6.8        38.2%       2.6
        Corporate and other expense .........................    (1.5)     (2.4)                   0.9
        Interest expense, after tax .........................    (3.1)     (3.3)                   0.2
                                                                -----     -----                 ------
               Total ........................................   $12.3     $24.0       -48.8%    $(11.7)
                                                                =====     =====                 ======
               Total before catastrophe losses ..............   $18.3     $30.0       -39.0%    $(11.7)
                                                                =====     =====                 ======
        Property and casualty statutory combined ratio:

             Before catastrophe losses ......................   105.5%     96.4%                   9.1%
             After catastrophe losses .......................   109.2%    100.2%                   9.0%

     Property and casualty segment operating income was lower than in the first six months of 2000 due primarily to prior years' reserve increases of $7.2 million after tax in the current period, compared to releases of $1.5 million after tax for the same period last year. Also, the first half of 2001 was affected by a higher level of non-catastrophe weather-related losses. During the first six months of 2001, the Company's average voluntary automobile insurance premium per policy increased 1% while average loss costs increased 3%, compared to the prior year. The Company's plans to implement tiered rating systems for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market. An adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina, including interest, reduced the Company's property and casualty segment operating income by $1.7 million after tax in the first quarter of 2000.

     The property and casualty combined ratio before catastrophes of 105.5% was
9.1 percentage points higher than the first six months of 2000, reflecting the factors cited above. Catastrophe losses in the first six months of 2001 were equal to the same period a year ago. Increases in reserves for property and casualty claims occurring in prior years, excluding involuntary business, were $7.2 million after tax in the first six months of 2001, compared to favorable development of $1.8 million after tax for the same period in 2000. The current period reflected an increase in reserves of $7.2 million after tax, including involuntary business, for property and casualty claims occurring in prior years, compared to favorable development of $1.5 million after tax last year representing approximately 5.4 percentage points of the increase in the combined ratio including catastrophes.

     Annuity segment operating income was below the year-earlier total as a result of reduced fee income related to decreases in both variable annuity market values and reduced surrender charges for fixed and variable annuities. In addition, operating expenses increased in the current period, reflecting the growth in annuity business volume. For the first six months of 2001, the net interest margin was comparable to the prior year and fees and contract charges earned decreased 13.8%. Variable annuity accumulated deposits were $1.0 billion at June 30, 2001, $48.0 million, or 4.5%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was $36.1 million, or 2.7%, greater than June 30, 2000.

     Life insurance earnings increased compared to the first six months of 2000 due primarily to an increase in margins.

     In the first half of 2000, the Corporate and Other Expense category in the preceding table reflected higher holding company expenses, including charges related to the chief executive officer transition.

     Net Income

                          Net Income Per Share, Diluted



                                                               Six Months Ended       Growth Over
                                                                   June 30,           Prior Year
                                                               ----------------    -----------------
                                                                2001     2000      Percent    Amount
                                                                ----     ----      -------    ------

        Operating income ....................................  $0.30    $ 0.58      -48.3%    $(0.28)
        Realized investment gains (losses) ..................  (0.01)    (0.04)                 0.03
        Restructuring charges ...............................      -         -                     -
        Litigation charges ..................................      -         -                     -
                                                               -----    ------                ------
          Net income ........................................  $0.29    $ 0.54      -46.3%    $(0.25)
                                                               =====    ======                ======


     Net income, which includes realized investment gains and losses and non-recurring items, for the first six months of 2001 decreased by $10.6 million, or 47.3%, and net income per diluted share decreased by 46.3% compared to the same period in 2000. This change includes the $11.7 million decline in operating income offset by $0.6 million of after tax realized investment losses for the first six months of 2001, compared to $1.5 million of after tax realized investment losses in the same period last year.

     Return on shareholders' equity was 3% based on operating income and 2% based on net income for the 12 months ended June 30, 2001.

     Status of Litigation Regarding Disability Insurance

     In December 2000, the Company recorded an after tax charge of $5,000, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. In July 2001, the Company submitted a settlement agreement to the court which was mutually agreed upon by all parties to this lawsuit. The settlement, which would provide additional benefits for current policyholders and compensation to those who demonstrate they did not understand what they purchased, is now pending court approval. While the actual costs for the Company to resolve this issue could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at this time and on the settlement agreement submitted to the court in July 2001, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000.

Liquidity and Financial Resources

     Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At June 30, 2001, fixed income securities represented 96.5% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 94.7% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at June 30, 2001.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.9 years at June 30, 2001 and 4.4 years at December 31, 2000. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 78% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

     Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was approximately $18 million more than the first six months of 2000, primarily reflecting a reduction in federal income tax payments in the current period.

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

     Financing Activities

     Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company's common stock, and borrowings and repayments under the Company's debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments its other reinsurance program, have been charged directly to additional paid-in capital.

     For the first six months of 2001, receipts from annuity contracts increased 21.2%. Annuity contract maturities and withdrawals decreased $72.1 million, or 43.4%, compared to the same period last year, including decreases of 52.8% and 41.6% in surrenders of variable and fixed annuities, respectively. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuities was 88.6% and 91.1%, respectively, for the 12 month period ended June 30, 2001. Net transfers to variable annuity assets increased $36.3 million compared to the same period last year reflecting the Company's expansion of its variable investment options.

     The Company did not repurchase shares of its common stock under its stock repurchase program during the first six months of 2001, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. In the first six months of 2000, 720,000 shares were repurchased at an aggregate cost of $10.6 million. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of June 30, 2001, $96.3 million remained authorized for future share repurchases.

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

     The total capital of the Company was $592.9 million at June 30, 2001, including $99.7 million of long-term debt and $49.0 million of short-term debt. Total debt represented 25.4% of capital (excluding unrealized investment losses) at June 30, 2001, which was at the upper end of the Company's target operating range of 20% to 25%.

     Shareholders' equity was $444.2 million at June 30, 2001, including an unrealized gain in the Company's investment portfolio of $8.5 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $874.8 million and $21.55, respectively, at June 30, 2001. Book value per share was $10.94 at June 30, 2001, $10.73 excluding investment market value adjustments. At June 30, 2000, book value per share was $9.81, $10.97 excluding investment market value adjustments. The increase over the 12 months included the effects of unrealized investment gains and losses and share repurchases. Excluding these items, book value per share was comparable to a year earlier.

     In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (A-), Fitch, Inc. ("Fitch") (A), and Moody's Investors Service, Inc. ("Moody's") (Baa1) and are traded on the New York Stock Exchange (HMN 6 5/8). As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, S&P placed the Company's debt rating on "CreditWatch with negative implications" and Fitch placed the Company's debt rating on "Rating Watch Negative" in January 2001 and February 2001, respectively. Moody's issued a statement in February 2001 affirming their rating. In April 2001, Fitch reaffirmed their "A" rating and identified the outlook for the rating as "Stable". Management has met with representatives from S&P and anticipates that the CreditWatch status will be resolved in the second half of 2001, based on further analysis of the 2000 year-end financial statements and supplemental data as well as review of results for the second quarter of 2001. Management has initiated discussions with each of the agencies rating its debt as a result of earnings reported for the quarter ended June 30, 2001. At the time of this Report on Form 10-Q, it is not known what actions, including possible downgrades of ratings, may occur.

     As of both June 30, 2001 and December 31, 2000, the Company had short-term debt of $49.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.3%, or 5.0%, as of June 30, 2001. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company's earnings in the fourth quarter of 2000 could have caused a breach of a financial covenant of the Company's Bank Credit Facility in 2001 but, in the first quarter of 2001, the lender agreed to modify that covenant for the first, second and third quarters of 2001. Notwithstanding that modification, earnings for the second quarter of 2001 will cause a breach of that covenant. Management has begun discussions with representatives of the lender to address this issue. Prior to the determination of second quarter earnings, management had also begun discussions with representatives of the lender about a possible replacement credit facility which would need to be implemented prior to the maturity of the existing Bank Credit Facility on December 31, 2001. The Company cannot predict the outcome of these discussions, either with regard to the breach of financial covenant caused by the second quarter earnings, or with regard to a replacement credit facility. However, management believes that even if such discussions are not successful, the Company should be able to obtain replacement financing for the Bank Credit Facility elsewhere, but the Company cannot predict on what terms and conditions such financing would be available, and the availability of alternative financing is always subject to prevailing market conditions at the time of securing such financing.

     The Company's ratio of earnings to fixed charges for the six months ended June 30, 2001 was 4.5x compared to 7.5x for the same period in 2000.

     Total shareholder dividends were $8.5 million for the six months ended June 30, 2001. In February 2001 and May 2001, the Board of Directors announced regular quarterly dividends of $0.105 per share.

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

Insurance Financial Ratings

     As disclosed in the 2000 Form 10-K, certain ratings of the Company's insurance subsidiaries are being reviewed as a result of the Company's earnings for the three months ended December 31, 2000. Management also has initiated discussions with each of the agencies rating its insurance subsidiaries as a result of earnings reported for the quarter ended June 30, 2001. At the time of this Report on Form 10-Q, it is not known what actions, including possible downgrades of ratings, may occur.

     Fitch placed the Company's financial strength ratings on "Rating Watch Negative" in February 2001. Although the Company's insurance subsidiaries remain in the "AA (very strong)" rating category, in April 2001, Fitch downgraded Horace Mann's financial strength ratings one notch from "AA" to "AA-".

     S&P placed the Company's financial strength ratings on "CreditWatch with negative implications" in January 2001. Management has met with representatives from S&P and anticipates that the CreditWatch status will be resolved in the second half of 2001, based on further analysis of the 2000 year-end financial statements and supplemental data as well as discussions regarding results for the quarter ended June 30, 2001.

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

     There have been no material changes during the first six months of 2001 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Form 10-K.

Recent Accounting Changes

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", effective for all business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires the purchase method of accounting be used for all business combinations. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. The Company has not determined the impact, if any, that these statements will have on its consolidated financial position or results of operations.

     Amortization of goodwill was $0.8 million for the six months ended June 30, 2001 and 2000. Total goodwill amortization for the year ended December 31, 2000 was $1.6 million.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-Q.

                           PART II: OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

     At the Company's Annual Meeting of Shareholders held on May 18, 2001, 34,418,265 shares of Common Stock were represented and entitled to vote. The results of the matters submitted to a vote of security holders are shown in the table below.



                                                          Votes             Votes
                                                           For             Against        Abstentions
                                                           ---             -------        -----------
Election of the following nominees to hold the
office of Director until the next Annual
Meeting of Shareholders and until their
respective successors have been duly
elected and qualified:

             William W. Abbott                          33,698,239          720,026            -
             Mary H. Futrell                            33,716,769          701,496            -
             Donald E. Kiernan                          33,698,239          720,026            -
             Louis G. Lower II                          29,289,975        5,128,290            -
             Joseph J. Melone                           33,554,489          863,776            -
             Jeffrey L. Morby                           33,553,339          864,926            -
             Shaun F. O'Malley                          33,698,539          719,726            -
             Charles A. Parker                          33,697,739          720,526            -
             William J. Schoen                          33,698,539          719,726            -

Approval of the Company's 2001 Stock
Incentive Plan.                                         26,848,525        6,826,885         742,855

Item 6: Exhibits and Reports on Form 8-K


             Exhibit
             No.                         Description
             -------                     -----------
               (a)  The following item is filed as an Exhibit.

                 (11) Statement re computation of per share earnings.

               (b) No reports on Form 8-K were filed by the Company during the second quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HORACE MANN EDUCATORS CORPORATION
                                         (Registrant)


Date       August 13, 2001                        /s/ Louis G. Lower II
     ---------------------------       ----------------------------------------

                                         Louis G. Lower II
                                          President and Chief Executive Officer



Date       August 13, 2001                        /s/ Peter H. Heckman
     ---------------------------         --------------------------------------

                                         Peter H. Heckman
                                          Executive Vice President
                                          and Chief Financial Officer



Date       August 13, 2001                        /s/ Thomas K. Manion
     ---------------------------         --------------------------------------

                                         Thomas K. Manion
                                          Senior Vice President
                                          and Controller