Form 10-Q
period 2001-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2001-11-14
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2001

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

     As of October 31, 2001, 40,727,625 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

                Independent Auditors' Review Report ........................   1

                Consolidated Balance Sheets as of
                  September 30, 2001 and December 31, 2000 .................   2

                Consolidated Statements of Operations for the
                  Three and Nine Months Ended September 30, 2001 and 2000 ..   3

                Consolidated Statements of Changes in Shareholders' Equity
                  for the Nine Months Ended September 30, 2001 and 2000 ....   4

                Consolidated Statements of Cash Flows for the
                  Three and Nine Months Ended September 30, 2001 and 2000 ..   5

                Notes to Consolidated Financial Statements .................   6

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................  14

          Item 3. Quantitative and Qualitative Disclosures about
                    Market Risk ............................................  32

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders ......  32

          Item 6. Exhibits and Reports on Form 8-K .........................  32

SIGNATURES .................................................................  33

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

        We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of September 30, 2001, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000, and the related consolidated statements of changes in shareholders' equity for the nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois
November 6, 2001

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                  September 30,              December 31,
                                                                                      2001                       2000
                                                                                  -------------              ------------
                                     ASSETS
Investments
   Fixed maturities, available for sale, at market (amortized
     cost, 2001, $2,700,120; 2000, $2,615,156)..................................   $  2,765,141              $  2,607,738
   Short-term and other investments.............................................        116,857                    99,728
   Short-term investments, loaned securities collateral.........................        405,076                   204,881
                                                                                   ------------              ------------
       Total investments........................................................      3,287,074                 2,912,347
Cash............................................................................         23,516                    21,141
Accrued investment income and premiums receivable...............................        112,471                   101,405
Value of acquired insurance in force and goodwill...............................         85,357                    92,260
Deferred policy acquisition costs...............................................        153,328                   141,604
Other assets....................................................................        115,401                   116,756
Variable annuity assets.........................................................        850,468                 1,035,067
                                                                                   ------------              ------------
       Total assets.............................................................   $  4,627,615              $  4,420,580
                                                                                   ============              ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities...........................................   $  1,265,357              $  1,217,756
   Interest-sensitive life contract liabilities.................................        509,223                   481,140
   Unpaid claims and claim expenses.............................................        323,342                   308,881
   Future policy benefits.......................................................        181,650                   180,049
   Unearned premiums............................................................        186,921                   174,428
                                                                                   ------------              ------------
       Total policy liabilities.................................................      2,466,493                 2,362,254
Other policyholder funds........................................................        123,410                   122,233
Other liabilities...............................................................        555,150                   324,312
Short-term debt.................................................................         49,000                    49,000
Long-term debt..................................................................         99,755                    99,721
Variable annuity liabilities....................................................        850,468                 1,035,067
                                                                                   ------------              ------------
       Total liabilities........................................................      4,144,276                 3,992,587
                                                                                   ------------              ------------
Preferred stock.................................................................              -                         -
Common stock....................................................................             60                        60
Additional paid-in capital......................................................        341,024                   338,243
Retained earnings...............................................................        460,660                   452,624
Accumulated other comprehensive income (loss), net of taxes:
   Net unrealized gains (losses) on fixed
     maturities and equity securities...........................................         40,491                    (4,038)
   Minimum pension liability adjustment.........................................           (937)                     (937)
Treasury stock, at cost.........................................................       (357,959)                 (357,959)
                                                                                   ------------              ------------
       Total shareholders' equity...............................................        483,339                   427,993
                                                                                   ------------              ------------
         Total liabilities and shareholders' equity.............................   $  4,627,615              $  4,420,580
                                                                                   ============              ============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                 September 30,
                                                  ----------------------        ----------------------
                                                    2001          2000            2001          2000
                                                    ----          ----            ----          ----
Insurance premiums written
  and contract deposits.........................  $224,307      $210,002        $650,304      $608,980
                                                  ========      ========        ========      ========

Revenues
  Insurance premiums and
    contract charges earned.....................  $155,117      $150,220        $457,024      $448,149
  Net investment income.........................    49,867        48,168         148,465       143,277
  Realized investment losses....................    (1,853)         (822)         (2,888)       (3,163)
                                                  --------      --------        --------      --------

    Total revenues                                 203,131       197,566         602,601       588,263
                                                  --------      --------        --------      --------

Benefits, losses and expenses
  Benefits, claims and settlement expenses......   118,805       112,196         361,395       329,271
  Interest credited.............................    24,034        23,308          72,351        68,818
  Policy acquisition expenses amortized.........    14,688        13,498          42,002        40,816
  Operating expenses............................    31,064        31,078          87,356        89,505
  Amortization of intangible assets.............     2,374         2,386           6,051         7,186
  Interest expense..............................     2,314         2,593           7,161         7,625
  Restructuring reserve adjustment..............         -             -            (175)            -
  Litigation charges............................         -             -               -           100
                                                  --------      --------        --------      --------

    Total benefits, losses and expenses.........   193,279       185,059         576,141       543,321
                                                  --------      --------        --------      --------

Income before income taxes......................     9,852        12,507          26,460        44,942
Income tax expense..............................     2,064         3,100           6,900        13,127
Adjustment to the provision for prior
    years' taxes................................    (1,269)       (2,800)         (1,269)       (2,800)
                                                  --------      --------        --------      --------

Net income......................................  $  9,057      $ 12,207        $ 20,829      $ 34,615
                                                  ========      ========        ========      ========

Net income per share
  Basic.........................................  $   0.22      $   0.30        $   0.51      $   0.85
                                                  ========      ========        ========      ========
  Diluted.......................................  $   0.22      $   0.30        $   0.51      $   0.84
                                                  ========      ========        ========      ========

Weighted average number of shares
  and equivalent shares (in thousands)
    Basic.......................................    40,659        40,550          40,579        40,872
    Diluted.....................................    40,977        40,708          40,834        41,040


          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                        -------------------
                                                                          2001       2000
                                                                          ----       ----
Common stock
   Beginning balance....................................................$     60   $     59
   Options exercised, 2001, 188,575 shares;
     2000, 555,000 shares; and shares
     awarded, 2000, 10,000 shares  .....................................       -          1
   Conversion of Director Stock Plan units, 2001, 10,293 shares.........       -          -
                                                                        --------  ---------
   Ending balance.......................................................      60         60
                                                                        --------  ---------
Additional paid-in capital
   Beginning balance.................................................... 338,243    333,892
   Options exercised, conversion of Director Stock Plan
     units and shares awarded...........................................   3,494      5,276
   Catastrophe-linked equity put option premium.........................    (713)      (713)
                                                                        --------  ---------
   Ending balance....................................................... 341,024    338,455
                                                                        --------  ---------

Retained earnings
   Beginning balance.................................................... 452,624    449,023
   Net income...........................................................  20,829     34,615
   Cash dividends, 2001, $0.315 per share;
     2000, $0.315 per share............................................. (12,793)   (12,985)
                                                                        --------  ---------
   Ending balance....................................................... 460,660    470,653
                                                                        --------  ---------
Accumulated other comprehensive income (loss), net of taxes:
   Beginning balance....................................................  (4,975)   (40,016)
     Change in net unrealized gains (losses) on
       fixed maturities and equity securities...........................  44,529      7,737
     (Increase) decrease in minimum pension
       liability adjustment.............................................       -          -
                                                                        --------  ---------
   Ending balance.......................................................  39,554    (32,279)
                                                                        --------  ---------
Treasury stock, at cost
   Beginning balance, 2001, 19,341,296 shares;
     2000, 18,258,896 shares............................................(357,959)  (342,816)
   Purchase of 1,082,400 shares in 2000 (See note 5)....................       -    (15,143)
                                                                        --------  ---------
   Ending balance, 2001, 19,341,296 shares;
     2000, 19,341,296 shares............................................(357,959)  (357,959)
                                                                        --------  ---------

Shareholders' equity at end of period...................................$483,339  $ 418,930
                                                                        ========  =========
Comprehensive income
   Net income...........................................................$ 20,829  $  34,615
   Other comprehensive income, net of taxes:
     Change in net unrealized gains (losses)
       on fixed maturities and equity securities........................  44,529      7,737
     (Increase) decrease in minimum pension
       liability adjustment.............................................       -          -
                                                                        --------  ---------
         Other comprehensive income.....................................  44,529      7,737
                                                                        --------  ---------
           Total........................................................$ 65,358  $  42,352
                                                                        ========  =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                       -----------------------     -----------------------
                                                          2001         2000           2001         2000
                                                          ----         ----           ----         ----

Cash flows from operating activities
   Premiums collected................................  $ 162,778     $ 159,003     $ 479,236     $ 470,319
   Policyholder benefits paid........................   (121,159)     (108,429)     (361,194)     (346,440)
   Policy acquisition and
     other operating expenses paid...................    (51,201)      (46,854)     (143,301)     (138,550)
   Federal income taxes paid.........................          -             -             -       (16,101)
   Investment income collected.......................     52,238        48,677       146,837       145,978
   Interest expense paid.............................     (3,318)       (4,206)       (7,472)       (9,156)
   Other.............................................       (321)         (176)       (1,475)       (2,860)
                                                       ---------     ---------     ---------     ---------

       Net cash provided by operating activities.....     39,017        48,015       112,631       103,190
                                                       ---------     ---------     ---------     ---------

Cash flows used in investing activities
   Fixed maturities
     Purchases.......................................   (180,745)     (292,735)     (869,133)     (588,679)
     Sales...........................................     92,405       235,345       563,337       382,423
     Maturities......................................     79,835        64,612       216,751       198,621
   Net cash used for short-term
     and other investments...........................    (22,031)      (39,645)      (14,945)       (5,561)
                                                       ---------     ---------     ---------     ---------

       Net cash used in investing activities.........    (30,536)      (32,423)     (103,990)      (13,196)
                                                       ---------     ---------     ---------     ---------

Cash flows used in financing activities
   Purchase of treasury stock........................          -        (4,581)            -       (15,143)
   Dividends paid to shareholders....................     (4,275)       (4,293)      (12,793)      (12,985)
   Principal repayments on Bank Credit Facility......          -             -             -             -
   Exercise of stock options.........................      2,530           512         3,494         5,277
   Catastrophe-linked equity put option premium......       (238)         (238)         (713)         (713)
   Annuity contracts, variable and fixed
     Deposits........................................     54,213        46,917       174,862       146,394
     Maturities and withdrawals......................    (42,149)      (78,344)     (136,028)     (244,333)
     Net transfer from (to) variable annuity assets..    (12,114)       16,543       (31,239)       33,672
   Net decrease in life policy account balances......     (1,563)       (1,238)       (3,849)       (3,513)
                                                       ---------     ---------      --------     ---------

       Net cash used in financing activities.........     (3,596)      (24,722)       (6,266)      (91,344)
                                                       ---------     ---------      --------     ---------

Net increase (decrease) in cash......................      4,885        (9,130)        2,375        (1,350)

Cash at beginning of period..........................     18,631        30,628        21,141        22,848
                                                       ---------     ---------      --------     ---------

Cash at end of period................................  $  23,516     $  21,498      $ 23,516     $  21,498
                                                       =========     =========      ========     =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2001 and December 31, 2000, the consolidated results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and the consolidated changes in shareholders' equity for the nine months ended September 30, 2001 and 2000.

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

        The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Restructuring Charges

        In December 2000, the Company recorded restructuring charges of $2,236 pretax ($1,453, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The changes will improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, for termination of an estimated 50 individuals, represented severance, vacation buy-out and related payroll taxes. The eliminated positions encompass management, professional and clerical responsibilities. As of September 30, 2001, 39 individuals have been terminated with two additional terminations scheduled later in 2001. Termination of lease agreements represented office space used by the credit union marketing group. The remaining charge was attributable primarily to the write-off of software related to these two areas. Restructuring charges were separately identified in the Statement of Operations for the year ended December 31, 2000. None of the cash restructuring costs were paid as of December 31, 2000.

        The following table provides information about the components of the charge taken in December 2000, the balance of accrued amounts at December 31, 2000 and September 30, 2001, and payment activity during the nine months ended September 30, 2001. The adjustment to employee termination costs during the nine months ended September 30, 2001 reflected placement of nine individuals from terminated positions into other open positions within the Company.

                                Original     Reserve at                                 Reserve at
                                 Pretax     December 31,                               September 30,
                                 Charge         2000        Payments    Adjustments        2001
                                --------    ------------    --------    -----------    -------------
    Charges to earnings:
    Employee termination
      costs ...................  $1,827        $1,827        $(773)        $(221)          $  833
    Termination of lease
      agreements ..............     285           285          (50)             -              235
    Write-off of capitalized
      software ................     106             -            -             -                -
    Other .....................      18            18          (44)           46               20
                                 ------        ------        -----         -----           ------
      Total ...................  $2,236        $2,130        $(867)        $(175)          $1,088
                                 ======        ======        =====         =====           ======

Note 3 - Debt

        Indebtedness outstanding was as follows:

                                                     September 30,    December 31,
                                                         2001             2000
                                                     -------------    ------------
    Short-term debt:
      $65,000 Bank Credit Facility, commitment to
        December 31, 2001. (IBOR + 0.4%,
        3.0% as of September 30, 2001) ..............  $ 49,000         $ 49,000
    Long-term debt:
      6 5/8% Senior Notes, due January 15, 2006.
        Face amount less unaccrued discount of
        $245 and $279 (6.7% imputed rate) ...........    99,755           99,721
                                                       --------         --------
          Total .....................................  $148,755         $148,721
                                                       ========         ========

         The Company's earnings in the fourth quarter of 2000 could have caused a breach of a financial covenant of the Company's Bank Credit Facility in 2001 but, in the first quarter of 2001, the lender agreed to modify that covenant for the first, second and third quarters of 2001. As a result of earnings for the second quarter of 2001, and again based on third quarter 2001 earnings, the lender agreed to further modify that covenant. Prior to the determination of second quarter earnings, management had also begun discussions with representatives of the lender about a possible replacement credit facility to be implemented prior to the maturity of the existing Bank Credit Facility on December 31, 2001. At the time of this Report on Form 10-Q, management is in the final stages of negotiating an extension of the existing Bank Credit Facility through June 30, 2002. However, management believes that even if such discussions are not successful, the Company will be able to obtain replacement financing for the Bank Credit Facility elsewhere, but the Company cannot predict on what terms and conditions such financing would be available, and the availability of alternative financing is always subject to prevailing market conditions at the time of securing such financing.

Note 4 - Investments

        The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at market value.

                                           Percent of
                                         Carrying Value               September 30, 2001
                                  -----------------------------    ------------------------
        Rating of Fixed           September 30,    December 31,     Carrying     Amortized
        Maturity Securities(1)        2001             2000           Value         Cost
        ----------------------    -------------    ------------    ----------    ----------
        AAA ....................      34.6%            42.9%       $  956,936    $  915,090
        AA .....................       7.4              8.2           204,276       193,778
        A ......................      24.6             20.5           678,534       651,697
        BBB ....................      28.8             22.8           797,393       783,185
        BB .....................       1.6              1.3            44,929        49,451
        B ......................       2.2              4.0            60,840        80,306
        CCC or lower ...........       0.6              0.1            16,493        21,174
        Not rated(2) ...........       0.2              0.2             5,740         5,439
                                     -----            -----        ----------    ----------
            Total ..............     100.0%           100.0%       $2,765,141    $2,700,120
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

(2) This category includes $89 of publicly traded securities not currently rated by S&P or Moody's and $5,651 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners (the "NAIC") has rated 98.0% of these private placements as investment grade.

        The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          Carrying
                                                            Percent of Total                Value
                                                      -----------------------------    -------------
                                                      September 30,    December 31,    September 30,
        Scheduled Maturity                                2001             2000            2001
        ------------------                            -------------    ------------    -------------
        Due in 1 year or less.......................       3.9%             7.0%         $  108,760
        Due after 1 year through 5 years............      24.8             28.8             684,578
        Due after 5 years through 10 years..........      31.1             28.5             859,193
        Due after 10 years through 20 years.........      14.2             15.6             393,566
        Due after 20 years..........................      26.0             20.1             719,044
                                                         -----            -----          ----------
            Total...................................     100.0%           100.0%         $2,765,141
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

        The Company lends fixed income securities to third parties, primarily major brokerage firms. As of September 30, 2001 and December 31, 2000, fixed maturities with a fair value of $405,076 and $204,881, respectively, were on loan. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Securities lending collateral is classified as investments with a corresponding liability included in Other Liabilities in the Company's consolidated balance sheet, in accordance with the applicable accounting guidance.

Note 5 - Shareholders' Equity

     Share Repurchase Programs

        During the first nine months of 2001, the Company did not repurchase shares of its common stock under its stock repurchase program consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of September 30, 2001, $96,343 remained authorized for future share repurchases.

Note 6 - Income Taxes

        As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20,000 representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In 2000, the Company reached a final resolution with the IRS for the tax years 1994, 1995 and 1996 in an amount that was $8,682 less than was previously accrued. That amount was included in net income for the year ended December 31, 2000: $2,800 in the three months ended September 30, 2000 and $5,882 in the three months ended December 31, 2000. In the third quarter of 2001, the Company's liability for the 1997 tax year was resolved, resulting in a release of $1,269 that had previously been accrued for that tax year. That amount was included in net income for the three months ended September 30, 2001.

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

                                                       Ceded to        Assumed
                                            Gross        Other       from State
                                            Amount     Companies     Facilities      Net
                                           --------    ---------    -----------    --------
        Three months ended
          September 30, 2001
        ---------------------------

        Premiums written ................  $225,899     $ 7,499       $ 5,907      $224,307
        Premiums earned .................   156,722       7,471         5,866       155,117
        Benefits, claims and
          settlement expenses ...........   120,651       6,086         4,240       118,805

        Three months ended
          September 30, 2000
        ---------------------------

        Premiums written ................  $211,571     $ 8,458       $ 6,889      $210,002
        Premiums earned .................   151,691       6,893         5,422       150,220
        Benefits, claims and
          settlement expenses ...........   115,852      10,051         6,395       112,196

        Nine months ended
          September 30, 2001
        ---------------------------

        Premiums written ................  $657,133     $20,474       $13,645      $650,304
        Premiums earned .................   463,869      20,745        13,900       457,024
        Benefits, claims and
          settlement expenses ...........   362,699      15,247        13,943       361,395

        Nine months ended
          September 30, 2000
        ---------------------------

        Premiums written ................  $613,764     $25,044       $20,260      $608,980
        Premiums earned .................   451,937      19,334        15,546       448,149
        Benefits, claims and
          settlement expenses ...........   337,280      26,432        18,423       329,271

        The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8,500 per occurrence up to $80,000 per occurrence for 48% of the coverage and above a retention of $7,500 per occurrence up to $80,000 per occurrence for the remaining 52% of the coverage. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $10,300 up to $50,300 with the Florida Hurricane Fund, based on the Fund's resources. These programs are augmented by a $100,000 equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154,000 of catastrophe losses above the reinsurance coverage limit. For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $250 up to $2,500.

        The maximum individual life insurance risk retained by the Company is $200 on any individual life and $100 is retained on each group life policy. Excess amounts are reinsured.

Note 8 - Contingencies

     Lawsuits and Legal Proceedings

        In December 2000, the Company recorded an after tax charge of $5,000, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is a class action on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. In July 2001, the Company submitted a settlement agreement to the court which was mutually agreed upon by all parties to this lawsuit. The settlement, which provides additional benefits for current policyholders and compensation to those who demonstrate they did not understand what they purchased, was approved by the court on October 31, 2001. While the actual costs incurred by the Company to resolve this litigation could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at this time and on the settlement agreement approved by the court in October 2001, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000.

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

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                            --------------------    --------------------
                                                              2001        2000        2001        2000
                                                              ----        ----        ----        ----
Insurance premiums and contract charges earned
  Property and casualty .................................  $128,841    $123,044    $376,941    $366,681
  Annuity ...............................................     3,834       4,378      11,353      13,097
  Life ..................................................    22,763      23,120      69,690      69,305
  Intersegment eliminations .............................      (321)       (322)       (960)       (934)
                                                           --------    --------    --------    --------
      Total .............................................  $155,117    $150,220    $457,024    $448,149
                                                           ========    ========    ========    ========
Net investment income
  Property and casualty .................................  $  9,453    $  8,831    $ 27,636    $ 26,618
  Annuity ...............................................    26,920      26,482      80,416      78,740
  Life ..................................................    13,836      12,813      41,364      37,823
  Corporate and other ...................................        15         342          90         996
  Intersegment eliminations .............................      (357)       (300)     (1,041)       (900)
                                                           --------    --------    --------    --------
      Total .............................................  $ 49,867    $ 48,168    $148,465    $143,277
                                                           ========    ========    ========    ========
Net income
  Operating income (loss)
    Property and casualty ...............................  $  1,920    $  6,300    $    115    $ 18,266
    Annuity .............................................     5,413       5,747      14,823      16,777
    Life ................................................     3,911       3,955      13,236      10,682
    Corporate and other, including interest expense .....    (2,252)     (6,061)     (6,851)    (11,789)
                                                           --------     -------     -------     -------
      Total operating income ............................     8,992       9,941      21,323      33,936
  Realized investment losses, after tax .................    (1,204)       (534)     (1,877)     (2,056)
  Restructuring reserve adjustment, after tax ...........         -           -         114           -
  Litigation charges, after tax .........................         -           -           -         (65)
  Adjustment to the provision for prior years' taxes ....     1,269       2,800       1,269       2,800
                                                           --------    --------    --------    --------
      Total .............................................  $  9,057    $ 12,207    $ 20,829    $ 34,615
                                                           ========    ========    ========    ========
Amortization of intangible assets
  Value of acquired insurance in force
    Annuity .............................................  $  1,508    $  1,486    $  3,434    $  4,463
    Life ................................................       461         495       1,403       1,509
                                                           --------    --------    --------    --------
      Subtotal ..........................................     1,969       1,981       4,837       5,972
  Goodwill ..............................................       405         405       1,214       1,214
                                                           --------    --------    --------    --------
      Total .............................................  $  2,374    $  2,386    $  6,051    $  7,186
                                                           ========    ========    ========    ========

                                                                      September 30,          December 31,
                                                                          2001                   2000
                                                                      -------------          ------------
Assets
   Property and casualty ................................              $  771,477            $  733,922
   Annuity ..............................................               2,692,959             2,639,872
   Life .................................................               1,106,258               969,181
   Corporate and other ..................................                  96,554               115,584
   Intersegment eliminations ............................                 (39,633)              (37,979)
                                                                       ----------            ----------
       Total ............................................              $4,627,615            $4,420,580
                                                                       ==========            ==========

Note 10 - Subsequent Event - Massachusetts Automobile Business

        On October 18, 2001, Horace Mann announced that it had formed a marketing alliance with The Commerce Group, Inc. ("Commerce") for the sale of automobile insurance in the state of Massachusetts. Through this alliance, and beginning no later than January 1, 2002, Horace Mann will provide its Massachusetts customers with Commerce automobile insurance policies, while continuing to write other Horace Mann products, including property and life insurance and retirement annuities.

        Horace Mann will cease writing automobile insurance policies in Massachusetts no later than January 1, 2002, and on October 18, 2001 paid $6,438 to the Commonwealth Automobile Reinsurers ("C.A.R.") as full payment of its proportionate liability to C.A.R. for policy years 2002 and beyond. That payment and other related expenses of approximately $1,000, totaling approximately 12 cents per share, will be reflected as a restructuring charge in Horace Mann's financial statements for the fourth quarter of 2001.

        The Company expects that this transaction will have a positive impact on operating income of approximately 10 cents per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of current policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures. On a full year basis, the Company's Massachusetts automobile business has represented premiums written and earned of approximately $28,000. In 2002, premiums written for this business will be reduced to zero, and premiums earned will be reduced significantly reflecting run-off of the policies in force at December 31, 2001.

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

     . The impact of fluctuations in the financial markets on the Company's variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

     . The Company's ability to maintain favorable claims-paying ability ratings.

     . Adverse changes in policyholder mortality and morbidity rates.

     . The resolution of legal proceedings and related matters.

September 11, 2001

        The September 11, 2001 terrorist attacks on the United States of America did not result in any material claims against the Company from either life or property and casualty policies.

        The Company has experienced some secondary short-term impacts. In the third quarter of 2001, financial market changes had an adverse impact on variable annuity fees, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of a guaranteed minimum death benefit reserve established during the quarter. Also, in the weeks following the attack, the Company experienced a slowdown in new business volume for life insurance. However, during the same period of time, new business for the Company's other segments reflected an increase, compared to the same period last year.

        The credit quality of the Company's investment portfolio has not been materially impacted by the economic effects of the attack. The Company holds approximately $20 million of investment grade fixed maturity securities related to the aviation and leisure industries, and these securities had an unrealized loss of approximately $3 million at September 30, 2001. The high yield portion of the Company's fixed maturity securities portfolio has no exposure to the aviation, lodging or leisure industries.

        The Company is not immune to future secondary effects of this event such as those generated by additional fluctuations in variable annuity account values and anticipated increases in reinsurance costs. Management believes these impacts will be manageable.

Results of Operations

     The Horace Mann Value Proposition

        In 2000, the Company's management announced steps to focus on the Company's core business and accelerate growth of the Company's revenues and profits. These initiatives are intended to make the Company's products more responsive to customer needs and preferences and expand the Company's product lines within the personal financial services segment; grow and strengthen the agent force and make the Company's agents more productive by improving the products, tools and support the Company provides to them; increase cross-selling and improve retention in the existing book of business; expand the Company's penetration of targeted geographic areas and new segments of the educator market; and broaden the Company's distribution options to complement and extend the reach of the Company's agent force.

        During the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. New compensation and evaluation systems have been implemented to improve the performance of the Company's agents and agency managers. The Company has begun targeting high-priority geographic markets with dedicated staff teams. New approaches to customer service are being developed and tested that will free agents to spend more time selling. Additional distribution options are being initiated to capitalize fully on the value of the Company's payroll deduction slots in schools across the country. And, the Company will increase its use of technology to improve the efficiency of its agency force and its administrative operations.

        The Horace Mann Value Proposition articulates the Company's overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice and a full range of tailored insurance and financial products.

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                    Nine Months Ended             Growth Over
                                                      September 30,               Prior Year
                                                   -------------------       --------------------
                                                    2001         2000        Percent       Amount
                                                   ------       ------       -------       ------
        Automobile and property (voluntary)....    $371.7       $357.2          4.1%        $14.5
        Annuity deposits.......................     174.9        146.4         19.5%         28.5
        Life...................................      86.1         88.5         -2.7%         (2.4)
                                                    -----       ------                      -----
             Subtotal - core lines.............     632.7        592.1          6.9%         40.6
        Involuntary and other
          property & casualty..................      17.6         16.9          4.1%          0.7
                                                   ------       ------                      -----
             Total.............................    $650.3       $609.0          6.8%        $41.3
                                                   ======       ======                      =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                    Nine Months Ended             Growth Over
                                                      September 30,               Prior Year
                                                   -------------------       --------------------
                                                    2001         2000        Percent       Amount
                                                   ------       ------       -------       ------
        Automobile and property (voluntary)....    $361.0       $351.1          2.8%        $ 9.9
        Annuity................................      11.4         13.1        -13.0%         (1.7)
        Life...................................      68.7         68.4          0.4%          0.3
                                                   ------       ------                      -----
             Subtotal - core lines.............     441.1        432.6          2.0%          8.5
        Involuntary and other
          property & casualty..................      15.9         15.5          2.6%          0.4
                                                   ------       ------                      -----
             Total.............................    $457.0       $448.1          2.0%        $ 8.9
                                                   ======       ======                      =====

        Premiums written and contract deposits for the Company's core lines increased 6.9% compared to the first nine months of 2000, driven by double-digit growth in the annuity segment. This comparison includes the North Carolina settlement recorded in 2000 described below.

        At September 30, 2001, the Company's exclusive agent force totaled 853, a 13.7% decline from a year earlier. The number of experienced agents in the agent force, 566, was down 14.2% at September 30, 2001, compared to a year earlier. The total agent count decreased due primarily to terminations of less-productive agents. As a result, overall agent productivity continues to increase. The Company has changed what is expected from its agents. Historically, agent compensation and rewards focused on profitability, service and tenure with the Company. The new direction continues to focus on profitability but also places a greater emphasis on individual agent productivity, new premium growth, educator business, cross-selling and business retention. In addition, the Company's agency management team has been strengthened through the promotions of several of its most experienced and capable agents. Hiring of new agents during the first nine months of 2001 was within 15 agents of the prior year's first nine months, in spite of the Company's implementation of more stringent agent selection criteria to improve agent productivity and retention in the future. A new compensation plan became effective January 1, 2001 for agency managers. The new compensation plan for all agents was implemented on August 1, 2001, and there were approximately 800 agents at the time of implementation. Management believes these actions, along with other strategic initiatives, will have a positive impact on agent productivity in the future.

        In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. For the nine months ended September 30, 2000, the Company recorded, in the first quarter, an estimate of its portion of the adverse settlement of $2.4 million pretax, comprised of $1.6 million premium refunds and $0.8 million interest charges. North Carolina is the Company's second largest property and casualty state representing approximately 7% of total premiums for the year ended December 31, 2000.

        Total voluntary automobile and homeowners premium written growth was 4.1% for the first nine months of 2001, including the effect of the North Carolina settlement in the prior year. The average premium per policy and the number of policies in force increased for both automobile and homeowners, compared to a year earlier. Voluntary automobile insurance premium written increased 2.7% ($7.3 million) compared to the first nine months of 2000 and homeowners premium increased 8.2% ($7.2 million). The property and casualty increase in premiums written resulted from growth in average premium per policy of 3% for automobile and 8% for homeowners, compared to a year earlier, as the impact of rate actions has begun to flow through policy renewals and new business. Over the prior 12 months, unit growth was 0.9%, bringing policies in force at September 30, 2001 to 888,000. Compared to December 31, 2000, total property and casualty policies in force increased 12,000 with an 8,000 unit increase in automobile and a 4,000 unit increase in homeowners.

        Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, equal to the 12 months ended September 30, 2000 despite implemented rate increases over the period. The Company's plans to implement tiered rating systems for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth in the educator market. Tiered rating, together with price increases implemented and planned, should return the Company to rate adequacy with average premium growth keeping pace with average loss experience.

        Growth in annuity contract deposits reached double-digit levels for the nine months ended September 30, 2001. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that helps agents assist educator customers in selecting the best retirement investment programs for their individual needs and circumstances.

        Compared to the first nine months of 2000, new annuity deposits increased 19.5%, reflecting a 62.2% increase in new single premium and rollover deposits and a 3.6% increase in scheduled deposits received. New deposits to variable annuities decreased 1.9%, or $1.7 million, and new deposits to fixed annuities were 52.5% higher than a year earlier. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed annuity option to the variable mutual fund investment options over a 12-month period. Variable annuity accumulated funds on deposit at September 30, 2001 were $0.9 billion, $195.0 million less than a year earlier, an 18.7% decrease including the impact of financial market values. Variable annuity accumulated deposit retention improved 6.3 percentage points over the 12 months to 90.8%. Also, this retention improved 6.7 percentage points compared to the 12 months ended December 31, 2000 reflecting recent quarterly trends following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended September 30, 2001 was 92.2%, 3.4 percentage points better than the same period last year. Reflecting recent quarterly trends, this showed improvement of 3.5 percentage points compared to retention of 88.7% for the 12 months ended December 31, 2000. The number of annuity contracts outstanding increased 8.8%, or 11,000 contracts, compared to September 30, 2000.

        In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the nine months ended September 30, 2001, the amount of variable annuity surrenders was 54% lower than for the same period last year. The amount of fixed annuity surrenders decreased 41% compared to the first nine months of 2000.

        For the nine months ended September 30, 2001, annuity segment contract charges earned decreased 13.0%, or $1.7 million, compared to the first nine months of 2000. The decline reflected the improvements in retention of variable and fixed accumulated values, as described above, as well as the impact of fluctuations in the financial markets on the Company's variable annuity fee revenues. The 13.0% decline recorded for the nine month period is comparable to the 13.8% decrease reported for the first six months of 2001.

        Life segment premiums and contract deposits for the first nine months of 2001 were 2.7% lower than a year earlier, reflecting a decline in disability income business. In 2001, the Company began ceding a larger portion of its disability income business as part of the group restructuring announced in the fourth quarter of 2000. Excluding the disability product from both years' results, life segment premiums written and contract deposits would be nearly equal to the first nine months of 2000. The life insurance in force lapse ratio was 8.5% for the twelve months ended September 30, 2001, compared to 8.8% for the same period last year.

   Net Investment Income

        Investment income of $148.5 million for the first nine months of 2001 increased 3.6%, or $5.2 million, (3.5% after tax) compared to the prior year due primarily to growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 2.2% over the past 12 months. The average pretax yield on the investment portfolio was 7.2% (4.8% after tax) for the first nine months of 2001, compared to a pretax yield of 7.1% (4.8% after tax) last year.

   Realized Investment Gains and Losses

        Net realized investment losses were $2.9 million for the nine months ended September 30, 2001, compared to net realized investment losses of $3.2 million for the first nine months of 2000. The net realized losses in the current period primarily resulted from the sale, for credit reasons, of three fixed income securities and the impairment of one fixed income security, which were only partially offset by the first quarter full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages. For the prior year, nearly all of the net realized gains and losses occurred in the fixed income portfolios.
                                       18

     Benefits, Claims and Settlement Expenses

                                             Nine Months Ended              Growth Over
                                                 September 30,              Prior Year
                                            -------------------        --------------------
                                             2001         2000         Percent       Amount
                                            ------       ------        -------       ------

     Property and casualty.............     $328.7       $295.3          11.3%        $33.4
     Annuity...........................       (0.5)           -                        (0.5)
     Life..............................       33.2         34.0          -2.4%         (0.8)
                                            ------       ------                       -----
       Total...........................     $361.4       $329.3           9.7%        $32.1
                                            ======       ======                       =====

     Property and casualty
       statutory loss ratio:
         Before catastrophe losses.....       84.3%        77.0%                        7.3%
         After catastrophe losses......       87.2%        80.5%                        6.7%


        In the first nine months of 2001, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and by a higher level of non-catastrophe weather-related losses. In the first nine months of 2000, the Company experienced a net release of prior years' property and casualty reserves.

        Net strengthening of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $11.1 million in the first nine months of 2001, compared to favorable development of $2.0 million for the same period in 2000. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were strengthened $11.8 million in the current period, compared to favorable development of $2.0 million in the first nine months of 2000.

        During the first half of 2001, the Company continued to refine its process and methods for evaluating property and casualty reserves and selected a new independent property and casualty actuarial consulting firm. During the second quarter of 2001, a comprehensive review of property and casualty loss reserving methodologies and assumptions was completed in conjunction with the new actuarial firm. Based on this further enhanced analysis and the opinion of the new actuarial firm, prior years' net reserves - predominantly related to 1999 and prior accident years - were increased by $11 million at June 30, 2001. This consisted primarily of an $8 million reduction in reserves to be ceded by the Company to its reinsurers and reinsurance facilities, including $1.5 million related to the Company's automobile residual market business, primarily in Massachusetts; $2.0 million for its voluntary automobile ceded excess liability coverage; and approximately $4.5 million related to its educators excess professional liability product. No material changes to the Company's reserves for prior accident years were made during the third quarter of 2001. The Company's property and casualty net reserves were $275 million and $227 million at September 30, 2001 and 2000, respectively.

        In October 2001, the Company reached conclusion on its strategic direction for automobile business in the state of Massachusetts. For further discussion, see "Results of Operations -- Recent Developments -- Massachusetts Automobile Business."

        In the first nine months of 2001, the higher level of non-catastrophe property losses included claims attributable to severe weather experienced in many areas of the country, including Tropical Storm Allison and wind and hail storms throughout the Midwest during the second quarter (with additional development related to these events recorded in the third quarter) as well as winter storms in the first quarter. The non-catastrophe property loss ratio by quarter and for the full years 2000 and 1999 was as follows:

                                                  2001       2000       1999
                                                  ----       ----       ----
     Non-catastrophe property
       loss ratio for the:

         Quarter ended March 31................   85.1%      79.0%      81.9%
         Quarter ended June 30.................   99.4%      91.4%      72.8%
         Quarter ended September 30............   99.7%      82.8%      78.1%
         Quarter ended December 31.............              80.7%      53.3%

         Year ended December 31................              83.4%      71.0%

        After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. Although the Company's actions have begun to have a positive impact, with minimal effect on policy retention, management expects that the full impact of these changes will not be realized until 2002 and beyond. In light of experience and competitive actions in the first nine months of 2001, future rate increases are anticipated to be more aggressive than the Company's original plans. The Company has also initiated tightening of underwriting guidelines and additional reunderwriting programs and has implemented coverage and policy form restrictions in selected states. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

        For the first nine months of 2001, incurred catastrophe losses for all lines were $10.8 million including a net benefit of $1.4 million due to favorable development of reserves for 2000 catastrophe losses. Incurred catastrophe losses were $12.8 million in the first nine months of 2000.

        The voluntary automobile loss ratio excluding catastrophe losses was 77.9% for the first nine months of 2001, 3.5 percentage points higher than for the same period in 2000 due primarily to increases in prior years' reserves in 2001 versus releases in the first nine months of 2000, which represented approximately 2.5 percentage points of the increase in the loss ratio. Also, on a per-policy basis for the year, average voluntary automobile earned premium increased 1% and average current accident year loss costs increased 3% compared to the first nine months of 2000.

        The annuity benefits of $(0.5) million recorded in the first nine months of 2001 were comprised of three components. They were: 1) current period mortality experience on annuity contracts on payout status, 2) a guaranteed minimum death benefit reserve on variable annuity contracts established in the third quarter of 2001 as a result of fluctuations in the financial markets, and
3) a release of reserves for supplementary contracts, resulting from a systems conversion, recorded in the third quarter of 2001.

        Life mortality experience in the first nine months of 2001 was comparable to the same period in 2000.

     Interest Credited to Policyholders

                          Nine Months Ended                Growth Over
                            September 30,                  Prior Year
                         -------------------           -------------------
                          2001          2000           Percent      Amount
                         -------------------           -------------------
        Annuity........  $50.9         $49.1            3.7%          $1.8
        Life...........   21.5          19.7            9.1%           1.8
                         -----         -----                          ----
          Total.......   $72.4         $68.8            5.2%          $3.6
                         =====         =====                          ====

        The fixed annuity average annual interest rate credited increased to 5.1% for the nine months ended September 30, 2001, compared to 5.0% for the same period last year. In addition, the average accumulated fixed deposits increased 1.0% for the first nine months of 2001, compared to the same period in 2000. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

     Operating Expenses

        Although operating expenses for the current period included increased costs to support business growth initiatives, for the first nine months of 2001, operating expenses decreased $2.3 million, or 2.6%, compared to last year, primarily as a result of three items. First, in the fourth quarter of 2000 the Company increased its capitalization threshold for software costs. Second, the current period included a lower level of profit-related incentive compensation. Third, expenses in the first nine months of 2000 included non-recurring charges of $0.8 million for interest on the North Carolina settlement and $2.5 million attributable to the chief executive officer transition.

        The total corporate expense ratio on a statutory accounting basis was 22.9% for the nine months ended September 30, 2001, 0.6 percentage points less than the same period in 2000. The property and casualty expense ratio, the 16th lowest of the 100 largest property and casualty insurance groups for 2000 (the most recent industry ranking available), was 20.5% for the nine months ended September 30, 2001, compared to 19.4% last year.

     Amortization of Policy Acquisition Expenses and Intangible Assets

        For the first nine months of 2001, the combined amortization of policy acquisition expenses and intangible assets was $48.1 million, compared to the $48.0 million recorded in the same period in 2000.

        Amortization of intangible assets decreased to $6.1 million for the nine months ended September 30, 2001, compared to $7.2 million for the same period in 2000. The decline reflected the lower level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF") consistent with the scheduled amortization reported in the Company's Form 10-K for the year ended December 31, 2000.

        Policy acquisition expenses amortized for the nine months ended September 30, 2001 of $42.0 million were $1.2 million more than the same period last year primarily from the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months).

     Income Tax Expense

        Excluding the benefits in both 2001 and 2000 related to the Company's dispute with the Internal Revenue Service ("IRS") regarding tax years 1994 through 1997, the effective income tax rate on income including realized investment gains and losses was 26.4% for the nine months ended September 30, 2001, compared to 29.2% for the same period last year.

        Income from investments in tax-advantaged securities reduced the effective income tax rate 11.1 and 6.7 percentage points for the nine months ended September 30, 2001 and 2000, respectively. While the amount of income from investments in tax-advantaged securities in the current period was comparable to the first nine months of 2000, the reduced level of income before income taxes in 2001 resulted in this having a more significant impact on the effective income tax rate.

        As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In the third quarter of 2000, the 1994 and 1995 exposure was resolved for an amount that was $2.8 million less than was previously accrued and that amount was included in net income for the nine months ended September 30, 2000. (The 1996 exposure was resolved and reflected in the fourth quarter of 2000.) In the third quarter of 2001, the Company's liability for the 1997 tax year was resolved, resulting in a release of $1.3 million that had previously been accrued for that tax year. That amount was included in net income for the nine months ended September 30, 2001. The benefits of these dispute resolutions were excluded from the determination of reported operating income.

     Operating Income

        For the first nine months of 2001, operating income (net income before the after-tax impact of realized investment gains and losses and non-recurring items) was adversely affected primarily by strengthening of prior years' property and casualty claim reserves and by severe weather, compared to a year ago. Incorporating the unanticipated reserve actions taken in June 2001 and the Company's nine month results exclusive of those reserve actions, which reflect generally positive underlying trends, management anticipates that 2001 full year operating income will be within a range of $0.85 to $0.90 per share. And, while management is still refining the Company's 2002 plans, preliminary projections at the time of this Report on Form 10-Q indicate an operating earnings per share range of $1.15 to $1.30 for 2002.

        Operating income by segment was as follows:

                                                          Nine Months Ended               Growth Over
                                                            September 30,                 Prior Year
                                                         -------------------         ---------------------
                                                          2001          2000         Percent        Amount
                                                         ------        -----         -------        ------
        Property & casualty
          Before catastrophe losses...................    $ 7.2        $26.6          -72.9%        $(19.4)
          Catastrophe losses, after tax...............     (7.0)        (8.3)                          1.3
                                                         ------        -----                        ------
               Total including catastrophe losses.....      0.2         18.3          -98.9%         (18.1)
        Annuity.......................................     14.8         16.8          -11.9%          (2.0)
        Life..........................................     13.2         10.6           24.5%           2.6
        Corporate and other expense...................     (2.3)        (6.8)                          4.5
        Interest expense, after tax...................     (4.6)        (5.0)                          0.4
                                                          -----        -----                        ------
               Total..................................    $21.3        $33.9          -37.2%        $(12.6)
                                                          =====        =====                        ======
               Total before catastrophe losses........    $28.3        $42.2          -32.9%        $(13.9)
                                                          =====        =====                        ======

        Property and casualty
          statutory combined ratio:
             Before catastrophe losses................    104.8%        96.4%                          8.4%
             After catastrophe losses.................    107.7%        99.9%                          7.8%

        Property and casualty segment operating income was lower than in the first nine months of 2000 due primarily to prior years' reserve increases of $7.7 million after tax in the current period, compared to releases of $1.3 million after tax for the same period last year. Also, the first nine months of 2001 was affected by a higher level of non-catastrophe weather-related losses. During the first nine months of 2001, the Company's average voluntary automobile insurance premium per policy increased 1% while average loss costs increased 3%, compared to the prior year. The Company's plans to implement tiered rating systems for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market. The Company is continuing to approach the pricing and underwriting of its homeowners products aggressively, to accelerate margin recovery. Actions include tightening of underwriting guidelines, reunderwriting existing policies, and implementing coverage and policy form restrictions in selected states. An adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina, including interest, reduced the Company's property and casualty segment operating income by $1.7 million after tax in the first quarter of 2000.

        The property and casualty combined ratio before catastrophes of 104.8% was 8.4 percentage points higher than the first nine months of 2000, reflecting the factors cited above. Catastrophe losses in the first nine months of 2001 were $7.0 million after tax, including a net benefit of $0.9 million after tax due to favorable development of reserves for 2000 catastrophe losses. Incurred catastrophe losses were $8.3 million after tax in the same period a year ago. Increases in reserves for property and casualty claims occurring in prior years, excluding involuntary business, were $7.2 million after tax in the first nine months of 2001, compared to favorable development of $1.3 million after tax for the same period in 2000. The current period reflected an increase in reserves of $7.7 million after tax, including involuntary business, for property and casualty claims occurring in prior years, compared to favorable development of $1.3 million after tax last year representing approximately 3.7 percentage points of the increase in the combined ratio including catastrophes.

        Annuity segment operating income was below the year-earlier total as a result of reduced fee income related to decreases in both variable annuity market values and reduced surrender charges for fixed and variable annuities. In addition, operating expenses increased in the current period, reflecting the growth in annuity business volume. For the first nine months of 2001, the net interest margin was equal to the prior year and fees and contract charges earned decreased 13.0%. In the third quarter of 2001, financial market changes had an adverse impact on variable annuity fees, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of a guaranteed minimum death benefit reserve established during the quarter. These factors were offset by the release of reserves for supplementary contracts, resulting from a systems conversion. Variable annuity accumulated deposits were $0.9 billion at September 30, 2001, $195.0 million, or 18.7%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was $51.4 million, or 3.9%, greater than September 30, 2000.

        Life insurance earnings increased compared to the first nine months of 2000 due primarily to an increase in margins in the Company's individual life business.

        In the first nine months of 2000, the Corporate and Other Expense category in the preceding table reflected higher holding company expenses, including charges related to the chief executive officer transition.

     Net Income

                          Net Income Per Share, Diluted

                                           Nine Months Ended            Growth Over
                                             September 30,              Prior Year
                                          -------------------       -------------------
                                           2001         2000        Percent      Amount
                                          ------      -------       -------      ------
Operating income ....................     $ 0.52      $ 0.83         -37.3%      $(0.31)
Realized investment losses ..........      (0.04)      (0.06)                      0.02
Restructuring reserve adjustment ....          -           -                          -
Litigation charges ..................          -           -                          -
Adjustment to the provision for
 prior years' taxes .................       0.03        0.07                      (0.04)
                                          ------      ------                     ------
  Net income ........................     $ 0.51      $ 0.84         -39.3%      $(0.33)
                                          ======      ======                     ======

        Net income, which includes realized investment gains and losses and non-recurring items, for the first nine months of 2001 decreased by $13.8 million, or 39.9%, and net income per diluted share decreased by 39.3% compared to the same period in 2000. This change included the $12.6 million decline in operating income. As discussed above in "Income Tax Expense", net income reflected resolution of federal income tax exposures which increased net income by $1.3 million for the nine months ended September 30, 2001 and $2.8 million for the same period in 2000. After tax realized investment losses were comparable for the two periods.

        Return on shareholders' equity was 3% based on operating income and 2% based on net income for the 12 months ended September 30, 2001.

     Status of Litigation Regarding Disability Insurance

        In December 2000, the Company recorded an after tax charge of $5.0 million, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is a class action on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. In July 2001, the Company submitted a settlement agreement to the court which was mutually agreed upon by all parties to this lawsuit. The settlement, which provides additional benefits for current policyholders and compensation to those who demonstrate they did not understand what they purchased, was approved by the court on October 31, 2001. While the actual costs incurred by the Company to resolve this litigation could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at this time and on the settlement agreement approved by the court in October 2001, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000.

     Recent Developments -- Massachusetts Automobile Business

        On October 18, 2001, Horace Mann announced that it had formed a marketing alliance with The Commerce Group, Inc. ("Commerce") for the sale of automobile insurance in the state of Massachusetts. Through this alliance, and beginning no later than January 1, 2002, Horace Mann will provide its Massachusetts customers with Commerce automobile insurance policies, while continuing to write other Horace Mann products, including property and life insurance and retirement annuities.

        Horace Mann will cease writing automobile insurance policies in Massachusetts no later than January 1, 2002, and on October 18, 2001 paid $6.4 million to the Commonwealth Automobile Reinsurers ("C.A.R.") as full payment of its proportionate liability to C.A.R. for policy years 2002 and beyond. That payment and other related expenses of approximately $1 million will be reflected in Horace Mann's financial statements for the fourth quarter of 2001 as a non-operating income restructuring charge of approximately 12 cents per share.

        The Company expects that this transaction will have a positive impact on operating income of approximately 10 cents per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of current policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures. On a full year basis, the Company's Massachusetts automobile business has represented premiums written and earned of approximately $28 million. In 2002, premiums written for this business will be reduced to zero, and premiums earned will be reduced significantly reflecting run-off of the policies in force at December 31, 2001.

Liquidity and Financial Resources

     Investments

        The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At September 30, 2001, fixed income securities represented 95.9% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.4% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at September 30, 2001.

        The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.8 years at September 30, 2001 and
4.4 years at December 31, 2000. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982 and approximately 78% of all outstanding fixed annuity accumulated cash values are subject in most cases to substantial early withdrawal penalties.

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

        Operating Activities

        As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was approximately $9 million more than the first nine months of 2000, primarily reflecting a reduction in federal income tax payments in the current period.

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

        For the first nine months of 2001, receipts from annuity contracts increased 19.5%. Annuity contract maturities and withdrawals decreased $108.3 million, or 44.3%, compared to the same period last year, including decreases of 54.0% and 40.8% in surrenders of variable and fixed annuities, respectively. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuities was 90.8% and 92.2%, respectively, for the 12 month period ended September 30, 2001. Net transfers to variable annuity assets increased $64.9 million compared to the same period last year reflecting the Company's expansion of its variable investment options.

        The Company did not repurchase shares of its common stock under its stock repurchase program during the first nine months of 2001, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. In the first nine months of 2000, 1,082,400 shares were repurchased at an aggregate cost of $15.1 million. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of September 30, 2001, $96.3 million remained authorized for future share repurchases.

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

        The total capital of the Company was $632.1 million at September 30, 2001, including $99.8 million of long-term debt and $49.0 million of short-term debt. Total debt represented 25.1% of capital (excluding unrealized investment gains and losses) at September 30, 2001, which was at the upper end of the Company's target operating range of 20% to 25%.

        Shareholders' equity was $483.3 million at September 30, 2001, including an unrealized gain in the Company's investment portfolio of $40.5 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $718.6 million and $17.65, respectively, at September 30, 2001. Book value per share was $11.87 at September 30, 2001, $10.88 excluding investment market value adjustments. At September 30, 2000, book value per share was $10.34, $11.14 excluding investment market value adjustments. The increase over the 12 months included the effects of unrealized investment gains and losses. Excluding these items, book value per share was slightly lower than a year earlier.

        In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (BBB+), Fitch, Inc. ("Fitch") (A-), and Moody's Investors Service, Inc. ("Moody's") (Baa1) and are traded on the New York Stock Exchange (HMN 6 5/8). As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, S&P placed the Company's debt rating on "CreditWatch with negative implications" and Fitch placed the Company's debt rating on "Rating Watch Negative" in January 2001 and February 2001, respectively. Moody's issued a statement in February 2001 affirming their rating and identified the outlook for the rating as "Stable". In April 2001, Fitch reaffirmed their "A" rating and identified the outlook for the rating as "Stable". However, as a result of factors impacting the Company's earnings for the three months ended June 30, 2001, Fitch downgraded the rating to "A-" in August 2001 and identified the outlook for the rating as "Stable". In August 2001, S&P downgraded their rating to "BBB+" and identified the outlook for the rating as "Stable".

        As of both September 30, 2001 and December 31, 2000, the Company had short-term debt of $49.0 million outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.4%, or 3.0%, as of September 30, 2001. The commitment for the Bank Credit Facility terminates on December 31, 2001. The Company's earnings in the fourth quarter of 2000 could have caused a breach of a financial covenant of the Company's Bank Credit Facility in 2001 but, in the first quarter of 2001, the lender agreed to modify that covenant for the first, second and third quarters of 2001. As a result of earnings for the second quarter of 2001, and again based on third quarter 2001 earnings, the lender agreed to further modify that covenant. Prior to the determination of second quarter earnings, management had also begun discussions with representatives of the lender about a possible replacement credit facility to be implemented prior to the maturity of the existing Bank Credit Facility on December 31, 2001. At the time of this Report on Form 10-Q, management is in the final stages of negotiating an extension of the existing Bank Credit Facility through June 30, 2002. However, management believes that even if such discussions are not successful, the Company will be able to obtain replacement financing for the Bank Credit Facility elsewhere, but the Company cannot predict on what terms and conditions such financing would be available, and the availability of alternative financing is always subject to prevailing market conditions at the time of securing such financing.

        The Company's ratio of earnings to fixed charges for the nine months ended September 30, 2001 was 4.7x compared to 6.9x for the same period in 2000.

        Total shareholder dividends were $12.8 million for the nine months ended September 30, 2001. In February 2001, May 2001 and August 2001, the Board of Directors announced regular quarterly dividends of $0.105 per share.

        The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence for 48% of the coverage and above a retention of $7.5 million per occurrence up to $80 million per occurrence for the remaining 52% of the coverage. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $10.3 million up to $50.3 million with the Florida Hurricane Fund, based on the Fund's resources. These catastrophe reinsurance programs are augmented by a $100 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. While the Company anticipates that the cost of its reinsurance coverage will increase as a result of the effects on the reinsurance market of the September 11, 2001 terrorist attacks, 48% of the Company's coverage for catastrophe losses has rates which are fixed through 2003. Renewal of the remaining 52% of that coverage is being negotiated as of the time of this Report on Form 10-Q, and management believes that the rate increase which will be necessary on that remaining coverage will be manageable.

Insurance Financial Ratings

        As disclosed in the 2000 Form 10-K, certain ratings of the Company's insurance subsidiaries were under review as a result of the Company's earnings for the three months ended December 31, 2000. Management also initiated discussions with each of the agencies rating its insurance subsidiaries as a result of earnings reported for the quarter ended June 30, 2001. At the time of this Report on Form 10-Q, these reviews have been completed by all agencies with the exception of A.M. Best's review of the Company's property and casualty subsidiaries. While A.M. Best has identified the outlook for the property and casualty subsidiaries' "A+" ratings as negative, it is not known what further actions, including possible downgrades of ratings, may occur.

        Moody's Investors Service, Inc. ("Moody's") affirmed the Company's financial strength ratings following the Company's January 2001 preannouncement of earnings for the three months ended December 31, 2000, and in August 2001 issued an opinion update which again affirmed those ratings. In July 2001, Moody's assigned a financial strength rating of "A2 (Good)" to Horace Mann Property and Casualty Insurance Company (formerly Allegiance Insurance Company). HMLIC, HMIC and TIC are also rated "A2 (Good)" for financial strength by Moody's.

        Fitch, Inc. ("Fitch") placed the Company's financial strength ratings on "Rating Watch Negative" in February 2001. Although the Company's insurance subsidiaries remain in the "AA (very strong)" rating category, in April 2001, Fitch downgraded Horace Mann's financial strength ratings one notch from "AA" to "AA-". Fitch reaffirmed its "AA-" rating in August 2001 and identified the outlook for the rating as "Stable".

        Standard & Poor's Corporation ("S&P") placed the Company's financial strength ratings on "CreditWatch with negative implications" in January 2001. In August 2001, S&P downgraded the Company's financial strength ratings from "AA-" to "A+" and identified the outlook for the ratings as "Stable".

        As of 2001, Horace Mann is one of only two insurance groups that have been named to The Ward Financial Group's Top 50 for both its property and casualty and life subsidiaries in each of the last eight years.

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

        There have been no material changes during the first nine months of 2001 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Form 10-K.

Recent Accounting Changes

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", effective for all business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires the purchase method of accounting be used for all business combinations. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. The Company has not determined the impact, if any, that the goodwill impairment testing prescribed by these statements will have on its consolidated financial position or results of operations. Amortization of goodwill was $1.2 million for the nine months ended September 30, 2001 and 2000, and total goodwill amortization for the year ended December 31, 2000 was $1.6 million.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", effective for fiscal years beginning after June 15, 2002. The accounting practices in this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement will not have a material impact on the Company because it does not own a significant amount of property and equipment.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. This statement establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets disposed of by sale, including disposal of a segment of a business. This statement is not expected to have a material impact on the Company.

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

                         10.1(a) Waiver Relating to Credit Agreement, incorporated by reference to Exhibit 10.1(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Securities and Exchange Commission on May 14, 2001.

                         10.1(b)  Waiver Relating to Credit Agreement.
                         10.1(c)  Waiver Relating to Credit Agreement.
                         10.2* Horace Mann Educators Corporation 2001 Stock Incentive Plan.
                         10.2(a)* Specimen Employee Stock Option Agreement
                                  under the Horace Mann Educators Corporation
                                  2001 Stock Incentive Plan.
                         10.2(b)* Specimen Director Stock Option Agreement
                                  under the Horace Mann Educators Corporation
                                  2001 Stock Incentive Plan.
                  (11)   Statement re computation of per share earnings.

             (b) No reports on Form 8-K were filed by the Company during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HORACE MANN EDUCATORS CORPORATION
                                  (Registrant)

Date       November 13, 2001             /s/ Louis G. Lower II
     -------------------------    -----------------------------------------
                                             Louis G. Lower II
                                    President and Chief Executive Officer

Date       November 13, 2001            /s/ Peter H. Heckman
     -------------------------    -----------------------------------------
                                            Peter H. Heckman
                                       Executive Vice President
                                     and Chief Financial Officer

Date       November 13, 2001           /s/ Thomas K. Manion
     -------------------------    -----------------------------------------
                                            Thomas K. Manion
                                         Senior Vice President
                                             and Controller