Form 10-K
period 2001-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2002-03-29
CIK 850141

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

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to
                                    --------   --------

     Commission file number 1-10890

                        HORACE MANN EDUCATORS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                       37-0911756
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

1 Horace Mann Plaza, Springfield, Illinois                      62715-0001
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002, was approximately $914 million.

     As of March 1, 2002, 40,796,259 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the 2002 Annual Meeting of Shareholders, exclusive of disclosures made pursuant to Regulation S-K, Section 306 and Section 402 (i),
(k) and (l), incorporated by reference into Part III of Form 10-K.

================================================================================

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                      INDEX

 Item
Number                                                                                                  Page
------                                                                                                  ----
                                     PART I
1.    Business
         Forward-looking Information.................................................................     1
         Overview....................................................................................     1
         History.....................................................................................     3
         Selected Historical Consolidated Financial Data.............................................     4
         General.....................................................................................     6
         Corporate Strategy and Marketing............................................................     6
         Property and Casualty Segment...............................................................    11
         Annuity Segment.............................................................................    21
         Life Segment................................................................................    23
         Investments.................................................................................    25
         Cash Flow...................................................................................    27
         Competition.................................................................................    28
         Insurance Financial Ratings and IMSA Certification..........................................    29
         Regulation..................................................................................    32
         Employees...................................................................................    34
2.    Properties.....................................................................................    34
3.    Legal Proceedings..............................................................................    35
4.    Submission of Matters to a Vote of Security Holders............................................    35

                                     PART II
5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................    35
6.    Selected Financial Data........................................................................    36
7.    Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................................................    36
7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................    36
8.    Consolidated Financial Statements and Supplementary Data.......................................    36
9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.........................................................    36

                                    PART III
10.   Directors and Executive Officers of the Registrant.............................................    36
11.   Executive Compensation.........................................................................    37
12.   Security Ownership of Certain Beneficial Owners and Management.................................    37
13.   Certain Relationships and Related Transactions.................................................    37

                                     PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................    37

      SIGNATURES.....................................................................................    43
      Index to Financial Information.................................................................   F-1

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

Overview

     Horace Mann Educators Corporation (together with its subsidiaries, the "Company", "Horace Mann" or "HMEC") is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. HMEC's principal insurance subsidiaries are Horace Mann Insurance Company ("HMIC"), Teachers Insurance Company ("TIC") and Horace Mann Life Insurance Company ("HMLIC"), each of which is an Illinois corporation, Horace Mann Property & Casualty Insurance Company ("HMPCIC") (formerly Allegiance Insurance Company), a California domiciled personal lines property and casualty insurance company and Horace Mann Lloyds ("HM Lloyds"), domiciled in Texas.

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

     The Company's insurance premiums written and contract deposits for the year ended December 31, 2001 were $875.6 million, net income was $25.6 million and operating income (net income before the after-tax impact of realized investment gains and losses, restructuring charges, litigation charges and the provision for prior years' taxes) was $35.6 million. The Company's total assets were $4.5 billion at December 31, 2001. The property and casualty segment accounted for 59% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2001, while accounting for 15% of operating income for the period. The annuity and life insurance segments together accounted for 41% of insurance premiums written and contract deposits for the year ended December 31, 2001 (27% and 14%, respectively), and provided 111% (58% and 53%, respectively) of operating income for the period.

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

     One of the reasons why the Company's property and casualty lines have performed better than the industry is the Company's property and casualty expense ratio, which has been consistently better than the industry ratio since 1983. During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.5 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 2001 was 21.6%.

     The Company is one of the 20 largest participants in the fixed and variable 403(b) tax-qualified annuity market according to information from A.M. Best for 2000. Approximately 60% of the Company's new annuity contract deposits in 2001 were for 403(b) tax-qualified annuities; approximately 75% of accumulated annuity value on deposit is 403(b) tax-qualified. At December 31, 2001, the accumulated value of all of the Company's annuity contracts (tax and non-tax qualified) was $2.4 billion, representing 139,000 contracts in force. For the 2001 year, 93% of the accumulated cash value of the Company's fixed annuity business remained on deposit, and 92% of the Company's variable annuity business remained on deposit. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. Withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of such annuities, minus withdrawal penalties as applicable. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2. Total accumulated annuity funds on deposit at December 31, 2001 consisted of 42% variable annuities and 58% fixed annuities.

     The investment portfolio of the Company, including variable annuity assets under management of $1.0 billion, had an aggregate fair value of $4.0 billion at December 31, 2001. Investments other than variable annuity assets consist principally of investment grade, publicly traded fixed income securities. At December 31, 2001, investments in non-investment grade securities represented 5.3% of total investments excluding variable annuity assets. There are no significant investments in mortgage loans, real estate, foreign securities or privately placed securities.

History

     The Company's business was founded in Springfield, Illinois, in 1945 by two Illinois teachers to sell automobile insurance to other teachers within the State of Illinois. The Company expanded its business to other states and broadened its product line to include group and individual life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and homeowners insurance in 1965.

     In 1968, INA Corporation ("INA") acquired a 25% interest in HMEC, and completed its acquisition of HMEC in 1975. In 1982, INA and Connecticut General Corporation merged to form CIGNA. In August 1989, an investor group directed by Gibbons, Green, van Amerongen, L.P. (subsequently Gibbons, Goodwin, van Amerongen) ("GGvA") and certain members of the Company's senior management acquired HMEC from CIGNA. In November 1991, HMEC completed an initial public offering of its common stock (the "IPO"). The common stock is traded on the New York Stock Exchange under the symbol "HMN."

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

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the periods in the five year period ended December 31, 2001 have been audited by KPMG LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                           Year Ended December 31,
                                                          ---------------------------------------------------------
                                                             2001        2000       1999       1998        1997
                                                          ---------   ---------   ---------  --------   -----------
                                                                (Dollars in millions, except per share data)
Statement of Operations Data:
    Insurance premiums written and contract deposits..    $   875.6   $   821.7   $  821.2   $  827.8   $     771.3
    Insurance premiums and contract charges earned....        615.2       598.7      595.1      577.8         542.7
    Net investment income.............................        199.3       192.4      188.3      191.7         198.9
    Net investment income, after tax..................        133.8       129.4      126.7      128.3         132.6
    Realized investment gains (losses)................        (10.0)       (9.9)      (8.0)       9.9           5.3
    Total revenues....................................        804.5       781.2      775.4      779.4         746.9
    Amortization of intangible assets(1)..............          5.8         8.8        0.2        6.9          10.7
    Interest expense..................................          9.3        10.2        9.7        9.5           9.4
    Income from continuing operations before income
      taxes...........................................         28.3         9.7       93.4      116.8         119.6
    Income from continuing operations(2)..............         25.6        20.8       44.5       85.3          87.1
    Discontinued operations(3)........................           --          --         --         --          (3.5)
    Net income(2).....................................         25.6        20.8       44.5       85.3          83.6
    Ratio of earnings to fixed charges(4).............          4.0x        2.0x      10.6x      13.3x         13.7x

Per Share Data(5):
    Basic:
       Operating income(6)............................    $    0.88   $    0.62   $   1.71   $   1.82   $      1.82
       Realized investment gains (losses), after tax..        (0.16)      (0.16)     (0.13)      0.15          0.08
       Restructuring charges, after tax...............        (0.12)      (0.04)        --         --            --
       Litigation charges, after tax..................           --       (0.12)     (0.02)        --            --
       Provision for prior years' taxes...............         0.03        0.21      (0.48)        --            --
       Income from continuing operations..............         0.63        0.51       1.08       1.97          1.90
       Discontinued operations(3).....................           --          --         --         --         (0.08)
       Net income.....................................         0.63        0.51       1.08       1.97          1.82
    Diluted:
       Operating income(6)............................    $    0.87   $    0.61   $   1.70   $   1.80   $      1.80
       Realized investment gains (losses), after tax..        (0.15)      (0.15)     (0.13)      0.15          0.07
       Restructuring charges, after tax...............        (0.12)      (0.04)        --         --            --
       Litigation charges, after tax..................           --       (0.12)     (0.02)        --            --
       Provision for prior years' taxes...............         0.03        0.21      (0.48)        --            --
       Income from continuing operations..............         0.63        0.51       1.07       1.95          1.87
       Discontinued operations(3).....................           --          --         --         --         (0.07)
       Net income.....................................         0.63        0.51       1.07       1.95          1.80
    Shares of Common Stock-weighted average:
       Basic..........................................         40.6        40.8       41.2       43.2          45.8
       Diluted........................................         40.9        41.0       41.7       43.8          46.5
    Shares of Common Stock - ending outstanding.......         40.7        40.5       41.0       42.1          44.3
    Cash dividends....................................    $    0.42   $    0.42   $ 0.3825   $ 0.3325   $    0.2825
    Book value per share(7)...........................    $   11.27   $   10.56   $   9.75   $  11.80   $     11.43

Balance Sheet Data, at Year End:
    Total investments.................................    $ 2,975.7   $ 2,912.3   $2,630.2   $2,840.8   $   2,769.0
    Total assets......................................      4,489.0     4,420.6    4,253.8    4,395.5       4,131.9
    Total policy liabilities..........................      2,475.6     2,362.3    2,341.3    2,308.0       2,278.6
    Short-term debt...................................         53.0        49.0       49.0       50.0          42.0
    Long-term debt....................................         99.8        99.7       99.7       99.6          99.6
    Total shareholders' equity........................        459.2       428.0      400.1      496.6         506.0

                                                        (continued on next page)

                                                                               Year Ended December 31,
                                                             ------------------------------------------------------------
                                                               2001         2000        1999        1998         1997
                                                             --------    ----------   ---------   ---------   ---------
                                                                              (Dollars in millions, except per share data)
Segment Information:
    Insurance premiums written and contract deposits
       Property and casualty..........................       $   519.3   $    493.5   $   495.1   $   487.8   $   458.0
       Annuity........................................           239.1        206.4       205.7       223.3       199.2
       Life...........................................           117.2        121.8       120.4       116.7       114.1
          Total.......................................           875.6        821.7       821.2       827.8       771.3
    Operating income(6)
       Property and casualty.........................        $     5.2   $      8.9   $    39.5   $    53.2   $    61.4
       Annuity........................................            20.6         19.3        27.3        23.1        19.3
       Life...........................................            18.7         12.9        14.6        12.4        12.9
       Corporate and other, including interest expense            (8.9)       (16.0)      (10.7)       (9.8)      (10.0)
          Total.......................................            35.6         25.1        70.7        78.9        83.6

Statutory Operating Data(8):
    Property and casualty:
       Loss and loss adjustment expense ratio........             85.2%        85.2%       76.3%       74.4%       71.7%
       Expense ratio.................................             21.6%        20.8%       19.8%       19.3%       19.4%
       Combined loss and expense ratio(9)............            106.8%       106.0%       96.1%       93.6%       91.1%
       Industry average combined loss
          and expense ratio(9)(10)...................            117.0%       110.1%      107.8%      105.6%      101.6%
       Personal lines industry segment average combined
          loss and expense ratio(9)(10)..............            112.5%       109.9%      104.5%      102.7%       99.8%
    Annuity accumulated value on deposit.............        $ 2,402.1   $  2,366.9   $ 2,487.3   $ 2,475.5   $ 2,314.2
    Life insurance in force..........................        $  13,216   $   12,637   $  12,300   $  11,799   $  11,188
    Adjusted capital and surplus of insurance subsidiaries
       (includes investment reserves)(11)............        $   415.5   $    405.8   $   405.7   $   379.8   $   372.3

------------------
(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of HMPCIC.
(2) 1999 includes a non-recurring charge of $20.0 million, or $0.48 per share, to record an additional federal income tax provision representing the Company's maximum exposure for disputed prior years' taxes (for tax years 1994 through 1997). 2000 includes a non-recurring benefit of $8.7 million, or $0.21 per share, from resolution of tax years 1994 through 1996. 2001 includes a non-recurring benefit of $1.3 million, or $0.03 per share, from resolution of tax year 1997.
(3) In December 1996, the Company announced its strategic decision to withdraw from the group medical insurance business and during 1997 the Company accelerated the withdrawal. Group medical results net of taxes are reported separately as discontinued operations and 1997 included an additional after-tax charge of $3.5 million, or $0.07 per diluted share, for estimated losses during the phase-out period.
(4) For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income from continuing operations before income taxes and interest expense (including amortization of debt issuance cost), and "fixed charges" consist of interest expense (including amortization of debt issuance cost).
(5) Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units and warrants prior to their repurchase in 1999.
(6) Income from continuing operations before the after-tax impact of realized investment gains and losses, restructuring charges, litigation charges, provision for prior years' taxes and discontinued operations.
(7) Due to the adoption by the Company on January 1, 1994 of Financial Accounting Standard No. 115 ("FAS 115"), total shareholders' equity included an increase, net of taxes, of $26.3 million, $57.3 million and $62.2 million at December 31, 2001, 1998 and 1997 and a decrease, net of taxes, of $4.0 million and $40.0 million at December 31, 2000 and 1999, respectively. Excluding the FAS 115 fair value accounting for investments, book value per share was $10.62, $10.66, $10.73, $10.44 and $10.03 at
     December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(8) Statutory data has been derived from the financial statements of the Company prepared in accordance with statutory accounting practices and filed with insurance regulatory authorities.
(9) Property and casualty combined loss and expense ratio includes policyholder dividends.
(10) Source: Best's Aggregates and Averages (1998 through 2001 Eds.). The industry averages for the year ended December 31, 2001 are from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2002, published by A.M. Best.
(11) Investment reserves were the Asset Valuation Reserves ("AVR"). AVR, required under statutory accounting practices, is a reserve intended to stabilize the surplus of life insurance companies against the effects of fluctuations in the fair value of certain invested assets. Changes in AVR are charged or credited directly to statutory surplus.

General

     The Company markets and underwrites personal lines of property and casualty and life insurance and retirement annuities. The following table sets forth by segment the amount of insurance premiums written and contract deposits for the Company for the periods indicated.

                Insurance Premiums Written and Contract Deposits
                              (Dollars in millions)

                                         Year Ended December 31,
                          ------------------------------------------------
                               2001             2000            1999
                          --------------   --------------   --------------
Property and casualty...  $519.3    59.3%  $493.5    60.1%  $495.1    60.3%
Annuity.................   239.1    27.3    206.4    25.1    205.7    25.0
Life....................   117.2    13.4    121.8    14.8    120.4    14.7
                          ------   -----   ------   -----   ------   -----
   Total................  $875.6   100.0%  $821.7   100.0%  $821.2   100.0%
                          ======   =====   ======   =====   ======   =====

Corporate Strategy and Marketing

     The Horace Mann Value Proposition

     The Horace Mann Value Proposition articulates the Company's overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

     In 2000, the Company's management announced steps to focus on the Company's core business and accelerate growth of the Company's revenues and profits. These initiatives are intended to:

     . Grow and strengthen the agency force and make the Company's agents more productive by improving the products, tools and support the Company provides to them;
     . Expand the Company's penetration of targeted geographic areas and new segments of the educator market;
     . Broaden the Company's distribution options to complement and extend the reach of the Company's agency force;
     . Increase cross-selling and improve retention in the existing book of business; and
     . Make the Company's products more responsive to customer needs and preferences and expand the Company's product lines within the personal financial services segment.

     During the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. New compensation and evaluation systems were implemented during 2001 to improve the performance of the Company's agents and agency managers. The Company has begun targeting high-priority geographic markets with dedicated staff teams. New approaches to customer service are being developed and tested that will free agents to spend more time selling. Additional distribution options are being initiated to capitalize fully on the value of the Company's payroll deduction slots in schools across the country. And, the Company will increase its use of technology to improve the efficiency of its agency force and its administrative operations.

     Target Market

     The Company's target market through 2001 consisted of educators and other employees of public schools and their families. The Company also sold its products to other education-related customers, including private school teachers, education support personnel, and their families, and customer referrals. Horace Mann is the largest national multiline insurance company focused on the niche educator market. In 2002 and beyond, the Company will expand its service to the educator market by also targeting Kindergarten - 12 teachers at private schools, Kindergarten - 12 principals and administrators at both public and private schools, faculty and staff at junior and community colleges, and college students majoring in education.

     The U.S. Department of Education estimates that there are approximately 4 million elementary and secondary teachers in public and private schools in the United States of America. It also estimates that the number of public and private school teachers is growing approximately 1% annually. Recent federal and state programs which reduce class size and add additional teachers may increase this growth rate. In addition to increases in the number of teachers that result from growth in the general population and in the number of school age children, turnover among the teacher population increases the size of the Company's target market. New teachers and educational support personnel are solicited by the Company's agents, and the Company attempts to retain customers who have retired or left the teaching profession. The Company's 1.1 million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on security, savings and primary insurance needs.

     Exclusive Agency Force

     A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time agents who are employees of the Company trained to sell multiline products. As of December 31, 2001, the Company employed 867 full-time agents, including 553 agents having more than two years of experience with the Company. Many of the Company's agents were previously teachers or other members of the education profession who both understand their customers' needs and maintain relationships with current and former educators. The Company's agents market and write the full range of the Company's products with all agents licensed in both property and casualty and life products and approximately 65% of the Company's agents licensed by the National Association of Securities Dealers, Inc. ("NASD") to sell variable annuities. They are under contract to market and write only the Company's products and supplemental products authorized by the Company. The agency force is managed through 69 agency offices in 38 states and writes business in 49 states and the District of Columbia.

     The Company's service commitment to its policyholders begins with personal contact at the point of sale between the Company's agents and potential policyholders. In addition, the Company's agents often have direct access to school premises, placing them in an advantageous position to write and service individual insurance business for educators. In surveys, the Company's customers have stated that important reasons for choosing and staying with Horace Mann are the personal service and broad array of products the Company's agents deliver as well as education association sponsorships. Management believes that Horace Mann's name recognition and policyholders' loyalty lead to new customers and cross selling of additional insurance products. At December 31, 2001, 34% of the Company's 1.1 million customers had more than one Horace Mann product.

     The Company's agents pre-underwrite policy applicants. The Company structures its agent training and its agent compensation to provide incentives for agents to adhere to the Company's underwriting standards and practices and business growth plans. Agents' compensation increases by writing additional higher-quality business, not just additional quantities of business. Agents' compensation after an initial two-year period is comprised entirely of commissions and incentive bonuses based on profitability of insurance written, retention of customers and sales. In 2001, incentive bonuses represented 23% of compensation for agents having more than two years of experience with nearly 90% of the bonuses based on profitability. The profitability-related portion of agent compensation is based on individual and agency loss ratios in the case of property and casualty policies, where permitted by law, and persistency in the case of annuity contracts and life policies.

     The Company has modified its agent compensation and reward structure, in order to provide incentive for agent performance that is more closely aligned with the Company's objectives. Prior to 2001, agent compensation and rewards focused on profitability, customer service and tenure with the Company. The revised structure continues to focus on profitability but also places a greater emphasis on individual agent productivity, new premium growth, growth in educator and cross-sold business and business retention. New compensation programs for both agents and agency managers were implemented in 2001 and reflect the revised structure. Also in 2001, the Company implemented enhanced agent training programs, to help new agents achieve production targets more rapidly and help experienced agents sharpen and strengthen their skills, and began providing agents with additional tools and support programs, to help them make a successful transition to their new role under the Company's Value Proposition. Management believes that the revised compensation structure along with other strategic initiatives are having a positive impact on agent productivity -- average agent productivity in 2001 increased approximately 40% compared to 2000 -- and that these impacts will continue in the future and will continue to help produce more profitable business.

     Broadening Distribution Options

     Management has begun to broaden the Company's distribution options to complement and extend the reach of the Company's agency force. This initiative initially focuses on more fully utilizing approximately 6,000 payroll deduction slots in school systems across the country which are assigned to Horace Mann. In 2001, the Company began building a network of independent agents who will comprise a second distribution channel for the Company's 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have agents, the independent agents will complement and extend the annuity capabilities of the Company's agents in under-penetrated areas. All agreements with independent agents and broker/dealers will include clearly defined guidelines governing the relationship between independent agents and the Company's agents.

     As an example of the potential for this initiative, in January 2002, the Company announced that it has been selected as one of four providers of fixed and variable annuities to Chicago, Illinois, public school employees. Beginning in April 2002, the Company will partner with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster business growth in the annuity segment. The Chicago Public Schools is the third-largest school district in the United States of America.

     Geographic Composition of Business

     The Company's business is geographically diversified. Based on direct insurance premiums earned and contract deposits for all product lines for the year ended December 31, 2001, the top six states and their portion of total premiums were North Carolina, 7.8%; Texas, 5.8%; Massachusetts, 5.6%; Illinois, 5.1%; Florida, 4.9%; and Minnesota, 4.9%.

     In October 2001, the Company reached conclusion on its strategic direction for automobile business in the state of Massachusetts. Horace Mann has formed a marketing alliance with The Commerce Group, Inc. ("Commerce") and through this alliance, by January 1, 2002, Horace Mann began providing its Massachusetts customers with Commerce automobile insurance policies, while continuing to write other Horace Mann products, including property and life insurance and retirement annuities. Horace Mann ceased writing automobile insurance policies in Massachusetts on December 31, 2001. For the full year 2001, net premiums written in Massachusetts for voluntary automobile business were $18.9 million and for involuntary residual market business were $7.8 million. Total direct premiums earned for Massachusetts automobile business were $32.2 million in 2001. In 2002, premiums written for this business will be reduced to zero, and premiums earned will be reduced significantly, reflecting run-off of the policies in force at December 31, 2001. Management anticipates that this transaction will have a positive impact on operating income of approximately $0.10 per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures.

     HMEC's property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 2001:

                  Property and Casualty Segment Top Ten States
                              (Dollars in millions)



                                                          Property and Casualty
                                                                  Segment
                                                         ----------------------
                                                          Direct        Percent
State                                                    Premiums(1)    of Total
-----                                                    -----------    --------

Massachusetts ................................            $  38.7         7.5%
North Carolina ...............................               37.7         7.3
California ...................................               35.0         6.8
Minnesota ....................................               32.1         6.2
Texas ........................................               31.7         6.2
Florida ......................................               30.7         6.0
Pennsylvania .................................               22.7         4.4
South Carolina ...............................               22.0         4.3
Michigan .....................................               20.5         4.0
Georgia ......................................               16.9         3.3
                                                          -------       -----
   Total of top ten states ...................              288.0        56.0
All other areas ..............................              226.6        44.0
                                                          -------       -----
   Total direct premiums .....................            $ 514.6       100.0%
                                                          =======       =====

------------------
(1) Defined as earned premiums before reinsurance and is determined under statutory accounting practices.

     HMEC's principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 2001:

                Combined Life and Annuity Segments Top Ten States
                              (Dollars in millions)


                                                 Direct Premiums and    Percent
State                                            Contract Deposits(1)   of Total
-------                                          --------------------   --------

Illinois .....................................        $  30.8             8.6%
North Carolina ...............................           30.3             8.4
Tennessee ....................................           22.8             6.3
Virginia .....................................           22.7             6.3
Texas ........................................           18.8             5.2
Indiana ......................................           16.7             4.7
Pennsylvania .................................           12.3             3.4
Florida ......................................           12.0             3.3
South Carolina ...............................           11.7             3.3
Maine ........................................           10.9             3.0
                                                      -------           -----
   Total of top ten states ...................          189.0            52.5
All other areas ..............................          171.2            47.5
                                                      -------           -----
   Total direct premiums .....................        $ 360.2           100.0%
                                                      =======           =====

----------------
(1)  Determined under statutory accounting practices.

     National, State and Local Education Associations

     The Company estimates that less than half of its policyholders are members of the National Education Association ("NEA"), the nation's largest confederation of state and local teachers' associations. NEA has approximately
2.6 million members.

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

     From 1984 to September 1993 and beginning again in September 1996, on a national level NEA purchased from the Company educator excess professional liability insurance for all of its members. NEA has committed to purchase this insurance from the Company through August 2007. Premium from this product represents less than 1% of all insurance premiums written and contract deposits of the Company. Between September 1993 and September 1996, the Company did not write this policy.

     It is the practice of NEA and affiliated state and local education associations to "sponsor" various insurance products and services, including those of the Company and its competitors. "Sponsorship" is generally determined independently by each of these organizations. Being "sponsored" generally means that NEA and such state and local associations evaluate a product, authorize the use of their names in connection with the marketing of the product and, in some instances, recommend that their membership consider buying the product. From time to time since 1968, NEA has sponsored various Company products and currently sponsors the Company's homeowners policy, which was co-sponsored by 39 NEA-affiliated state associations as of December 31, 2001. Since 1988, the Company's homeowners policy was the only product of the Company that was sponsored by NEA (exclusive of the educator excess professional liability insurance policy purchased by NEA as described above). NEA-affiliated education associations in 36 states sponsor products of the Company other than homeowners. NEA-affiliated education associations in 43 states sponsor one or more of the Company's products. In many cases, associations that sponsor one of the Company's products also sponsor competing products. The Company does not pay NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for advertising that appears in NEA and state education association publications.

     In addition to NEA-affiliated education associations, the Company has begun to establish relationships with other education-related associations. As of December 31, 2001, 25 associations representing school principals and/or administrators in 16 states sponsored one or more of the Company's products.

     Some of the advantages of sponsorship by education and education-related associations include prestige and enhanced brand awareness, increased opportunity for the Company's agents to market products on school premises, and improved agent recruiting, especially among former teachers. The Company's customers decide whether to purchase the Company's products for a number of reasons, including pricing and service of the product and the customer's relationship with the selling agent. Association sponsorship may be one factor in such a decision.

     In addition to its longstanding relationships with NEA and affiliated state and local education associations, the Company has established its brand name through its annual scholarship program for dependents of public school employees; its annual educator surveys; sponsorship of the National Teacher Hall of Fame; financial support of the Horace Mann - NEA Foundation Award for Teaching Excellence; participation in the national conventions of the American Alliance for Health Physical Education Recreation & Dance (AAHPERD), the American Association of School Administrators (AASA), the Association of Educational Service Agencies (AESA), the Association of School Business Officials (ASBO), the National Association of Elementary School Principals (NAESP) and the National Association of Secondary School Principals (NASSP); relationships with approximately 100 educator credit unions serving over 500,000 members in 31 states; sponsorship of the educator and student resource website www.reacheverychild.com; and availability of educator information on the Company's website www.horacemann.com, as well as local agent contacts with school districts. The Company tailors its products to the educator market, including certain educator-specific features and hybrid products, which distinguishes the Company's products from competitors.

Property and Casualty Segment

     The property and casualty segment represented 59% of the Company's total insurance premiums written and contract deposits and 15% of the Company's operating income in 2001.

     The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2001 represented 44% of the Company's total insurance premiums written and contract deposits and 74% of property and casualty net written premiums. As of December 31, 2001, the Company had approximately 596,000 voluntary automobile policies in force with annual premiums of approximately $436 million. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have no accidents and no more than one violation. The Company has instituted a program in a limited number of states to provide non-preferred risk coverage to the educator market, with a third-party vendor underwriting such insurance and the Company receiving a commission on its sale. The Company has also implemented a tiered rating system, based on customers' credit ratings, to enhance its ability to differentiate automobile risk by price. Adopting a tiered rating system allows the Company to better match premiums to risk, so the best drivers pay the lowest rates. And, with more flexibility in pricing, the Company can write insurance for educators who in the past might not have met the Company's underwriting standards.

     In 2001, homeowners insurance represented 14% of the Company's total insurance premiums written and contract deposits and 25% of property and casualty net written premiums. The Company writes primarily residential homes. As of December 31, 2001, the Company had approximately 292,000 homeowners policies in force with annual premiums of approximately $130 million. A tiered rating system, based on customers' credit ratings, has also been implemented for homeowners business.

     The educator excess professional liability insurance represented the remaining 1% of the Company's 2001 property and casualty premiums. See "Business -- Corporate Strategy and Marketing -- National, State and Local Education Associations."

     The results of companies in the insurance industry have historically been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. In particular, the property and casualty insurance industry has historically experienced pricing and profitability cycles. With respect to these cycles, the factors most affecting current and prospective results of operations are intense price competition and aggressive marketing through rate reductions by property and casualty insurers, which have historically resulted in higher combined loss and expense ratios. Periods characterized by higher combined loss and expense ratios have typically been followed by withdrawal of capacity in the property and casualty industry and a firming of prices, resulting in lower combined loss and expense ratios. Because of the nature of the property and casualty cycle, it is difficult to predict future trends in the industry's overall combined loss and expense ratio. Management of the Company believes that these factors will continue to produce pricing and profitability cycles for the industry in the future. In addition to the typical cycles experienced historically, the September 11, 2001 terrorist attacks on the United States of America are having a significant effect on the property and casualty insurance industry, including the availability and pricing of reinsurance programs. Generally, the personal lines segment of the property and casualty insurance market has been less subject to the pricing and profitability cycles that have affected the commercial lines segment and the overall industry. Because virtually all the Company's property and casualty business is personal lines business, management believes the Company's operations are less subject to pricing and profitability cycles than the operations of many other insurers.

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

                          Property and Casualty Segment
                    Selected Historical Financial Information
                              (Dollars in millions)

                                                              Year Ended December 31,
                                                           ------------------------------
                                                             2001       2000       1999
                                                           --------   --------   --------
Statement of Operations Data:
   Insurance premiums written(1)........................   $  519.3   $  493.5   $  495.1
   Insurance premiums earned(1).........................      508.3      490.0      491.1
   Net investment income................................       37.7       35.7       37.0
   Operating income before income taxes.................        1.9        3.8       54.6
   Operating income.....................................        5.2        8.9       39.5
   Net investment income, after tax.....................       28.8       27.6       28.3
   Catastrophe costs, after tax.........................        7.3       10.5       12.7

Statutory Operating Statistics:
   Loss and loss adjustment expense ratio...............       85.2%      85.2%      76.3%
   Expense ratio........................................       21.6%      20.8%      19.8%
   Combined loss and expense ratio
       (including policyholder dividends)...............      106.8%     106.0%      96.1%
   Combined loss and expense ratio before
       catastrophes (including policyholder dividends)..      104.6%     102.7%      92.2%

GAAP Operating Statistics:
   Loss and loss adjustment expense ratio...............       85.2%      85.2%      76.3%
   Expense ratio........................................       21.6%      20.9%      19.7%
   Combined loss and expense ratio
       (including policyholder dividends)...............      106.8%     106.1%      96.0%
   Combined loss and expense ratio before
       catastrophes (including policyholder dividends)..      104.6%     102.8%      92.1%

Automobile and Homeowners (Voluntary):
   Insurance premiums written...........................   $  496.6   $  473.2   $  470.7
   Insurance premiums earned............................      485.5      469.4      465.0
   Policies in force (in thousands).....................        888        876        872

----------
(1) After the Company's portion of the March 2000 industry settlement of automobile insurance rate filings in North Carolina, which reduced the Company's premiums by $2.3 million for the year ended December 31, 2000.

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

            Property and Casualty Combined Loss and Expense Ratio(1)

                                                                           Property and
                                           The        Personal Lines        Casualty
                                        Company(2)   Industry Segment(3)   Industry(3)
                                        ----------   -------------------   ------------
Year Ended December 31,
   2001..............................     106.8%            112.5%             117.0%
   2000..............................     106.0             109.9              110.1
   1999..............................      96.1             104.5              107.8
   1998..............................      93.6             102.7              105.6
   1997..............................      91.1              99.8              101.6
   1996..............................      93.5             104.9              105.8
   1995..............................      93.3             103.5              106.5
   1994..............................      93.7             104.5              108.5
   1993..............................      93.3             103.9              106.9
   1992..............................      97.1             112.5              115.8

----------
(1) Combined loss and expense ratio includes policyholder dividends and is determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during 1992 and 1993.
(3) Source: Best's Aggregates and Averages (1993 through 2001 Eds.). 2001 is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2002, published by A.M. Best.

     Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2001 were as follows:

                                Catastrophe Costs
                              (Dollars in millions)

                                                     Property and
                                           The         Casualty
                                        Company(1)    Industry(2)
                                        ----------   ------------
Year Ended December 31,
   2001..............................     $11.2                (3)
   2000..............................      16.2       $ 4,300.0
   1999..............................      19.6         8,320.0
   1998..............................      28.4        10,070.0
   1997..............................       6.2         2,600.0
   1996..............................      20.9         7,370.0
   1995..............................      13.9         8,320.0
   1994..............................      16.2        17,010.0
   1993..............................       8.3         5,620.0
   1992..............................      13.3        22,970.0

----------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company's individually significant catastrophe losses net of reinsurance were as follows:
          2001 - $3.7 million, June Midwest wind/hail/tornadoes; $2.3 million
                 April tornadoes; $2.2 million Tropical Storm Allison.
          2000 - $5.0 million, May tornadoes; $2.7 million December winter storms.
          1999 - $5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
          1998 - $7.9 million, May Minnesota hailstorm; $2.9 million, May Upper
                 Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
          1997 - $1.4 million, July wind/hail/tornadoes; $1.1 million, Denver,
                 Colorado hailstorm.
          1996 - $8.2 million, Hurricane Fran.
          1995 - $2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane
                 Opal.
          1994 - $6.0 million, Northridge, California earthquake.
          1993 - $2.2 million, East Coast blizzard.
          1992 - $1.9 million, Hurricane Andrew.

(2) Source: Insurance Services Office, Inc. news release dated January 23, 2001. These amounts are before reinsurance and federal income tax benefits and exclude all loss adjustment expenses.
(3)  Not available.

     During the last 10 years, the Company's property and casualty expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4.5 percentage points per year. The Company's property and casualty expense ratio for the year ended December 31, 2001 was 21.6%.

     The table below compares the Company's expense ratios with published industry averages.

                     Property and Casualty Expense Ratio(1)

                                                                         Property and
                                         The         Personal Lines        Casualty
                                      Company(2)   Industry Segment(3)    Industry(3)
                                      ----------   -------------------   ------------
Year ended December 31,
2001..............................       21.6%            24.9%              26.2%
2000..............................       20.8             25.6               27.6
1999..............................       19.8             25.6               28.0
1998..............................       19.3             25.0               27.7
1997..............................       19.4             24.3               27.1
1996..............................       19.4             23.4               26.4
1995..............................       19.8             23.7               26.3
1994..............................       19.8             23.5               26.0
1993..............................       19.6             23.9               26.2
1992..............................       19.6             24.4               26.6

----------
(1)  Determined according to statutory accounting practices.
(2) The Company did not have any California property and casualty business during 1992 and 1993.
(3) Source: Best's Aggregates and Averages (1993 through 2001 Eds.). The 2001 personal lines result is an estimate from A.M. Best. The 2001 total industry result is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2002, published by A.M. Best.

     Property and Casualty Reserves

     In seven of the last ten years the Company's property and casualty reserves have developed cumulative redundancies. At December 31, 2001, 99.3% of the Company's net reserves for claims and claims expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

     The Company establishes property and casualty claim reserves to cover its estimated ultimate liability for claims and claims adjustment expense with respect to reported claims and claims incurred but not yet reported as of the end of each accounting period. In accordance with applicable insurance laws and regulations and accounting principles generally accepted in the United States of America ("GAAP"), no reserves are established until a loss occurs, including a loss from a catastrophe. Underwriting results of the property and casualty segment are significantly influenced by estimates of property and casualty claims and claims expense reserves. These reserves are an accumulation of the estimated amounts necessary to settle all outstanding claims, including claims which are incurred but not reported, as of the date of the financial statements.

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

     In the fourth quarter of 2000, the Company conducted a comprehensive review of all components of its property and casualty reserves. As a result of that review, the Company increased total property and casualty reserves for prior years by $24.7 million at December 31, 2000. This increase consisted of approximately $6 million strengthening of prior years' direct reserves, primarily automobile, based on the further analysis of adverse trends which emerged during 2000. It also included an approximately $17 million reduction of ceded reserves resulting from the adoption of a different actuarial method to reflect more accurately prior years' loss experience. This reduction of the ceded reserves was related to automobile facility business in four states, primarily Massachusetts. Prior years' reserves for automobile and homeowners business assumed from state reinsurance facilities were also strengthened by $1.8 million at December 31, 2000. In 2001, the Company recorded a net strengthening of property and casualty reserves of $16.5 million. During the first half of 2001, the Company continued to refine its process and methods for evaluating property and casualty reserves and selected a new independent property and casualty actuarial consulting firm. During the second quarter of 2001, a comprehensive review of property and casualty loss reserving methodologies and assumptions was completed in conjunction with the new actuarial firm. Based on management's review of this further enhanced analysis and the opinion of the new actuarial firm, prior years' net reserves - predominantly related to 1999 and prior accident years - were increased by $11.0 million at June 30, 2001. This consisted primarily of an $8.0 million reduction in reserves to be ceded by the Company to its reinsurers and reinsurance facilities, including $1.5 million related to the Company's automobile residual market business, primarily in Massachusetts; $2.0 million for its voluntary automobile ceded excess liability coverage; and approximately $4.5 million related to its educators excess professional liability product. At December 31, 2001, the Company increased reserves for property and casualty claims occurring in prior years by an additional $4.7 million. Ceded and assumed reserves were strengthened by $6.4 million, primarily as a result of an updated review of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. That strengthening was partially offset by $1.7 million of favorable development of reserves on the Company's direct automobile business.

     Due to the inherent uncertainty in estimating reserves for claims and claims expenses, there can be no assurance that ultimate liabilities will not exceed amounts reserved, with a resulting adverse effect on the Company. Management believes that the Company's overall reserve levels at December 31, 2001 are adequate to meet its future obligations.

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

   Reconciliation of Property and Casualty Claims and Claims Expenses Reserves
                              (Dollars In millions)

                                                                  Year Ended December 31,
                                                                  ------------------------
                                                                   2001     2000     1999
                                                                  ------   ------   ------
Gross reserves, beginning of year .............................   $298.9   $299.8   $298.9
   Less reinsurance recoverables ..............................     49.1     64.4     55.9
                                                                  ------   ------   ------
Net reserves, beginning of year ...............................    249.8    235.4    243.0
                                                                  ------   ------   ------
Incurred claims and claims expense:
   Claims occurring in the current year .......................    416.8    394.7    379.5
   Increase (decrease) in estimated reserves for claims
       occurring in prior years(1):
          Policies written by the Company .....................     14.5     20.9     (7.6)
          Business assumed from state reinsurance facilities ..      2.0      1.8      3.0
                                                                  ------   ------   ------
             Total increase (decrease) ........................     16.5     22.7     (4.6)
                                                                  ------   ------   ------
          Total claims and claims expense incurred(2) .........    433.3    417.4    374.9
                                                                  ------   ------   ------
Claims and claims expense payments for claims occurring during:
   Current year ...............................................    255.9    247.4    240.0
   Prior years ................................................    155.2    155.6    142.5
                                                                  ------   ------   ------
          Total claims and claims expense payments ............    411.1    403.0    382.5
                                                                  ------   ------   ------
Net reserves, end of period ...................................    272.0    249.8    235.4
   Plus reinsurance recoverables ..............................     34.1     49.1     64.4
                                                                  ------   ------   ------
Gross reserves, end of period(3) ..............................   $306.1   $298.9   $299.8
                                                                  ======   ======   ======

----------
(1) Shows the amounts by which the Company decreased or increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information. Also refer to the third paragraph preceding this table for additional information regarding the increase in reserves recorded in 2001 and 2000.
(2) Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity, group accident and health and corporate amounts of $42.3 million, $48.6 million and $41.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, in addition to the property and casualty amounts.
(3) Unpaid claims and claims expense as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $8.2 million, $10.0 million and $9.8 million at December 31, 2001, 2000 and 1999, respectively, in addition to property and casualty reserves.

     The provision for claims and claims expenses for insured events in prior years increased by $16.5 million and $22.7 million and decreased by $4.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The reserve strengthening recorded in 2001 and 2000 are described above. The favorable claim development experienced in 1999 resulted primarily from improving trends in the frequency and severity of voluntary automobile claims. Future reserve actions, if any, will depend on claim trends.

     The year-end 2001 gross reserves of $306.1 million for property and casualty insurance claims and claims expense, as determined under GAAP, were $34.1 million more than the reserve balance of $272.0 million recorded on the basis of statutory accounting practices for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third parties totaling $34.1 million that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting.

     Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

                         Impact of Catastrophe Losses(1)
                              (Dollars in millions)

                                               Year Ended December 31,
                                               ------------------------
                                                2001     2000     1999
                                               ------   ------   ------
Claims and claims expense incurred .........   $433.3   $417.4   $374.9
Amount attributable to catastrophes ........     11.2     16.1     19.4
                                               ------   ------   ------
   Excluding catastrophes ..................   $422.1   $401.3   $355.5
                                               ======   ======   ======

Claims and claims expense payments .........   $411.1   $403.0   $382.5
Amount attributable to catastrophes ........     14.2     14.2     17.4
                                               ------   ------   ------
   Excluding catastrophes ..................   $396.9   $388.8   $365.1
                                               ======   ======   ======

----------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

     Analysis of Claims and Claims Expense Reserves

     The claim reserve development table below illustrates the change over time of the net reserves established for property and casualty insurance claims and claims expense at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company's learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2000 to be $150 thousand was first reserved in 1991 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1991 - 1999 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

                              Property and Casualty
                  Claims and Claims Expense Reserve Development
                              (Dollars in millions)

                                                              December 31,
                                            ---------------------------------------------------
                                            1991     1992     1993     1994     1995     1996
                                            ------   ------   ------   ------   ------   ------
Gross reserves for property and casualty
   claims and claims expenses............   $331.5   $358.2   $373.5   $389.1   $369.7   $340.4
Deduct:  Reinsurance recoverables........     14.8     17.7     21.6     19.5     23.8     34.1
                                            ------   ------   ------   ------   ------   ------
Net reserves for property and casualty
   claims and claims expenses............    316.7    340.5    351.9    369.6    345.9    306.3
Increase in reserves due
   to purchase of HMPCIC:
     Gross reserves for property
       and casualty claims and
       claims expenses...................       --       --     30.6       --       --       --
     Deduct:  Reinsurance
       recoverables......................       --       --      0.6       --       --       --
                                            ------   ------   ------   ------   ------   ------
     Net reserves for property and
       casualty claims and claims
       expenses..........................       --       --     30.0       --       --       --
Paid cumulative as of:
   One year later........................    116.1    117.6    133.4    140.8    139.3    148.6
   Two years later.......................    170.0    169.6    190.5    194.5    195.3    202.1
   Three years later.....................    197.2    197.8    218.4    224.2    223.0    225.1
   Four years later......................    212.1    213.6    234.1    237.9    233.8    240.2
   Five years later......................    220.5    222.6    241.0    243.1    241.4    245.0
   Six years later.......................    224.8    226.0    243.7    247.1    242.8
   Seven years later.....................    227.1    227.5    246.1    247.5
   Eight years later.....................    227.9    229.0    246.2
   Nine years later......................    229.0    228.9
   Ten years later.......................    228.5
Reserves reestimated as of:
   End of year...........................    316.7    340.5    381.9    369.6    345.9    306.3
   One year later........................    297.3    306.1    327.6    314.0    283.4    261.2
   Two years later.......................    272.1    267.7    281.9    269.2    249.6    250.2
   Three years later.....................    246.8    246.4    258.1    251.4    245.8    247.8
   Four years later......................    235.2    233.3    249.3    248.9    243.8    257.1
   Five years later......................    232.4    229.8    229.7    247.4    250.9    256.4
   Six years later.......................    230.1    230.0    246.6    252.9    250.1
   Seven years later.....................    230.1    229.8    250.2    252.6
   Eight years later.....................    230.0    231.9    250.2
   Nine years later......................    231.2    232.0
   Ten years later.......................    231.1
Reserve redundancy (deficiency) - initial
   net reserves in excess of (less than)
   reestimated reserves:
     Amount(1)...........................   $ 85.6   $108.5   $131.7   $117.0   $ 95.8   $ 49.9
     Percent.............................     27.0%    31.9%    34.5%    31.7%    27.7%    16.3%

Gross reestimated liability - latest.....   $258.8   $261.7   $280.8   $283.4   $275.5   $285.9
Reestimated reinsurance recoverables -
   latest................................     27.7     29.7     30.6     30.8     25.4     29.5
                                            ------   ------   ------   ------   ------   ------
Net reestimated liability - latest..        $231.1   $232.0   $250.2   $252.6   $250.1   $256.4
Gross cumulative excess (deficiency)(1)     $ 72.7   $ 96.5   $123.3   $105.7   $ 94.2   $ 54.5
                                            ======   ======   ======   ======   ======   ======

                                                           December 31,
                                            ------------------------------------------
                                             1997     1998     1999     2000     2001
                                            ------   ------   ------   ------   ------
Gross reserves for property and casualty
   claims and claims expenses............   $310.6   $298.9   $299.8   $298.9   $306.1
Deduct:  Reinsurance recoverables........     41.3     55.9     64.4     49.1     34.1
                                            ------   ------   ------   ------   ------
Net reserves for property and casualty
   claims and claims expenses............    269.3    243.0    235.4    249.8    272.0
Increase in reserves due
   to purchase of HMPCIC:
     Gross reserves for property
       and casualty claims and
       claims expenses...................       --       --       --       --       --
     Deduct:  Reinsurance
       recoverables......................       --       --       --       --       --
                                            ------   ------   ------   ------   ------
     Net reserves for property and
       casualty claims and claims
       expenses..........................       --       --       --       --       --
Paid cumulative as of:
   One year later........................    142.0    142.5    155.6    155.2
   Two years later.......................    191.4    203.2    212.7
   Three years later.....................    223.0    233.0
   Four years later......................    236.7
   Five years later......................
   Six years later.......................
   Seven years later.....................
   Eight years later.....................
   Nine years later......................
   Ten years later.......................
Reserves reestimated as of:
   End of year...........................    269.3    243.0    235.4    249.8    272.0
   One year later........................    244.4    238.4    258.1    266.3
   Two years later.......................    239.3    261.2    276.9
   Three years later.....................    254.9    268.7
   Four years later......................    257.0
   Five years later......................
   Six years later.......................
   Seven years later.....................
   Eight years later.....................
   Nine years later......................
   Ten years later.......................
Reserve redundancy (deficiency) - initial
   net reserves in excess of (less than)
   reestimated reserves:
     Amount(1)...........................   $ 12.3   $(25.7)  $(41.5)  $(16.5)
     Percent.............................      4.6%   -10.6%   -17.6%    -6.6%

Gross reestimated liability - latest.....   $286.8   $304.1   $309.9   $302.9
Reestimated reinsurance recoverables -
   latest................................     29.8     35.4     33.0     36.6
                                            ------   ------   ------   ------
Net reestimated liability - latest.......   $257.0   $268.7   $276.9   $266.3
Gross cumulative excess (deficiency)(1)..   $ 23.8   $ (5.2)  $(10.1)  $ (4.0)
                                            ======   ======   ======   ======

----------
(1)  See "Business - Property and Casualty - Property and Casualty Reserves."

     As the table above illustrates, the Company's net reserves for property and casualty insurance claims and claims expense at the end of 2000 were strengthened in 2001 by $16.5 million, while gross reserves were strengthened $4.0 million. The strengthening of net reserves for property and casualty claims and claims expenses in 2001 included a reduction of ceded reserves of approximately $13 million. See "Business -- Property and Casualty -- Property and Casualty Reserves."

     Property and Casualty Reinsurance

     All reinsurance is obtained through contracts which generally are renewed each calendar year; however, the catastrophe reinsurance program effective January 1, 2001 and the educator excess professional liability contract effective January 1, 2000, are three year contracts with rate guarantees. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant due to the Company's emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2001 were also insignificant.

     The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the United States of America. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits, the purchase of catastrophe reinsurance, and the purchase of a catastrophe-linked equity put option and reinsurance agreement.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $11.0 million up to $47.4 million with the Florida Hurricane Fund, based on the Fund's resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100 million equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. For liability coverages, in both 2001 and 2002, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $250,000 up to $2.5 million in 2001 and 2002.

     At the time of this Report on Form 10-K, management is in what it believes to be the final stages of negotiating a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. The terms of the three year agreement are expected to be similar to the prior equity put and reinsurance agreement. Before tax benefits, the proposed equity put coverage of $75 million would provide a source of capital for up to $115 million of catastrophe losses above the reinsurance coverage limit. The Company would also have the option, in place of the equity put, to require the Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Fees related to this equity put option, which are charged directly to additional paid-in capital, are estimated to increase to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement. An additional provision of this agreement would prevent Horace Mann's exercise of the option in the event it's S&P financial strength rating was below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at December 31, 2001.

     The following table identifies the Company's most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company's aggregate reinsured catastrophe coverage and their rating by Standard & Poor's Corporation ("S&P" or "Standard & Poor's") and A.M. Best. No other single reinsurer's percentage participation in 2002 or 2001 exceeds 5%.

          Property Catastrophe Reinsurance Participants In Excess of 5%

                                                                                       Participation
 S&P     A.M. Best                                                                     -------------
Rating     Rating              Reinsurer                          Parent                2002    2001
------   ---------             ---------                          ------                ----    ----

AA           A+      AXA Reinsurance Company          AXA Group                           17%    15%
AA           A++     Erie Insurance Exchange                                              14%    14%
AA-          A       Mapfre Reinsurance Corporation   Sistema MAPFRE                       7%   ***
AA-          A+      St. Paul Fire and Marine
                       Insurance Company              The St. Paul Companies, Inc.         6%     6%
A            A-      Lloyd's of London Syndicates*                                         5%     7%
A-           A       Continental Casualty Company**   Loews Corporation                  ***      7%
AAA          A++     American Re-insurance Company    Muenchener Rueckversicherungs-
                                                        Gesellschaft AG (Munich Re)
                                                        of Germany                       ***      6%

----------
* For 2002 and 2001, the participation by Lloyd's of London in the Company's catastrophe reinsurance program is disbursed among 4 and 11 syndicates, respectively.
** Includes 2 percentage points from CNA Reinsurance Company Ltd. of London, England in 2001.
***  Less than 5%.

     For 2002, property catastrophe reinsurers representing 100% of the Company's aggregate reinsured catastrophe coverage were rated "A- (Excellent)" or above by A.M. Best or "A" or above by S&P.

Annuity Segment

     Educators in the Company's target market benefit from the provisions of
Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of not-for-profit private schools to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company has offered tax-qualified annuities to its marketplace, designed to allow contractholders to benefit from these tax provisions, since 1961, the year Congress created this option for educators. The Company is one of the 20 largest participants in the fixed and variable 403(b) tax-qualified annuity market according to information from A.M. Best for 2000. Approximately 60% of the Company's new annuity contract deposits in 2001 were for 403(b) tax-qualified annuities; approximately 75% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2001, annuities represented 27% of the Company's total insurance premiums written and contract deposits and 58% of the Company's operating income.

     The Company sells fixed and variable tax-qualified annuities primarily under its combination contract which allows the contractholder to allocate funds to both fixed and variable alternatives. The features of the Company's combination fixed/variable annuity contract contribute to business retention. Contractholders can change at any time their allocation of deposits between a guaranteed interest rate fixed account and 32 mutual fund investment options. Prior to 2000, the Company had the fixed account and only seven mutual fund investment options. In both May 2001 and May 2000, the Company introduced two additional variable mutual fund investment options. In September 2000, in time for the Company's important back-to-school selling season, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time in 2000, the Company provided its agents with proprietary asset allocation software that assists educator customers in selecting the best retirement investment options for their individual needs and circumstances.

     Under the fixed account option, both the principal and a rate of return are guaranteed. The 32 mutual fund options include funds managed by some of the best-known names in the mutual fund industry, such as Fidelity, Strong, J.P. Morgan, Wilshire, T. Rowe Price, Putnam, Neuberger Berman, Alliance Capital, Ranier, Davis, Credit Suisse, and Ariel, offering the Company's customers several investment options, regardless of their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2001 was $2.4 billion.

     For the year ended December 31, 2001, 93% of the total accumulated cash value of the Company's annuity business remained on deposit, compared to average retention of 77% for stock life insurance companies for 2000, as reported by A.M. Best. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn, compared to an average of 43% of accumulated values subject to withdrawal penalties for stock life insurance companies for 2000, as reported by A.M. Best. For the Company, withdrawals of outstanding variable annuities are limited to amounts less than or equal to the then current market value of such annuities, minus withdrawal penalties as applicable. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2. Total accumulated annuity funds on deposit at December 31, 2001 consisted of 58% fixed annuities and 42% variable annuities. The growth of the annuity segment over the last five years has come primarily from the variable annuity product.

     Selected Historical Financial Information For Annuity Segment

     The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                 Annuity Segment
                    Selected Historical Financial Information
                (Dollars in millions, unless otherwise indicated)

                                                                              Year Ended December 31,
                                                                     --------------------------------------
                                                                        2001          2000          1999
                                                                     ----------    ----------    ----------
Statement of Operations Data:
   Contract deposits:
       Variable ..................................................   $    117.0    $    121.1    $    129.2
       Fixed .....................................................        122.1          85.3          76.5
          Total ..................................................        239.1         206.4         205.7
   Contract charges earned .......................................         14.9          17.0          16.7
   Net investment income .........................................        107.7         105.4         105.3
   Net interest margin (without realized gains) ..................         39.8          39.3          38.1
   Net margin (includes fees and contract charges earned) ........         57.0          59.0          57.6
   Operating income before income taxes ..........................         30.7          29.2          41.8
   Operating income ..............................................         20.6          19.3          27.3
Operating Statistics:
   Fixed annuity:
       Accumulated value .........................................   $  1,393.7    $  1,331.8    $  1,355.6
       Accumulated value persistency .............................         93.4%         88.7%         92.3%
   Variable annuity:
       Accumulated value .........................................   $  1,008.4    $  1,035.1    $  1,131.7
       Accumulated value persistency .............................         92.4%         84.1%         88.5%
   Number of contracts in force ..................................      139,410       128,654       125,352
   Average accumulated cash value (in dollars) ...................   $   17,230    $   18,397    $   19,843
   Average annual deposit by contractholders (in dollars) ........   $    2,183    $    2,282    $    2,327
   Annuity contracts terminated due to surrender,
       death, maturity or other:
          Number of contracts ....................................        7,222        10,848         8,353
          Amount .................................................   $    186.4    $    322.0    $    269.2
   Accumulated fixed annuity value grouped by applicable surrender charge:
          0% .....................................................   $    299.1    $    298.8    $    315.9
          5% and greater but less than 10% .......................        901.7         852.3         841.4
          10% and greater ........................................         95.0          86.2         108.4
          Supplementary contracts with life contingencies
             not subject to discretionary withdrawal .............         97.9          94.5          89.9
                 Total accumulated fixed annuity value ...........   $  1,393.7    $  1,331.8    $  1,355.6

Life Segment

     The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. The Company's traditional term, whole life and group life business in force consists of approximately 184,000 policies, representing approximately $7.0 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $40.2 million as of December 31, 2001. In 1997, the Company introduced a new series of five limited duration term life insurance products. In 1998, the Company introduced a new series of whole life products designed to serve the needs of customers who also want limited life insurance coverage (as low as $5,000 death benefits) but who want the features of a whole life policy. The Company does not charge any penalty for withdrawal of life insurance cash values. In 1984, the Company introduced "Experience Life," a flexible, adjustable premium life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 2001 the Company had in force approximately 90,000 Experience Life policies representing approximately $6.2 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $69.6 million. In 2000, the Company instituted a program to offer long-term care and variable universal life policies, with two third-party vendors underwriting such insurance and the Company receiving a commission on its sale. In 2001, the life segment represented 14% of the Company's total insurance premiums written and contract deposits, including approximately 1.3 percentage points attributable to the Company's group life and group disability income business, and 53% of the Company's operating income.

     During 2001, the average face amount of ordinary life insurance policies issued by the Company was $116,895 and the average face amount of all ordinary life insurance policies it had in force at December 31, 2001 was $58,333.

     The maximum individual life insurance risk retained by the Company is $200,000 on any individual life and $125,000 is retained on each group life policy. The excess of the amounts retained are reinsured with life reinsurers that are all rated "A- (Excellent)" or above by A.M. Best.

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

                                  Life Segment
                    Selected Historical Financial Information
                (Dollars in millions, unless otherwise indicated)

                                                                  Year Ended December 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              --------    --------    --------
Statement of Operations Data:
   Insurance premiums and contract deposits ...............   $  117.2    $  121.8    $  120.4
   Insurance premiums and contract charges earned .........       92.0        91.7        87.3
   Net investment income ..................................       55.2        51.2        47.0
   Operating income before income taxes ...................       28.9        19.9        22.3
   Operating income .......................................       18.7        12.9        14.6
Operating Statistics:
   Life insurance in force:
       Ordinary life ......................................   $ 11,291    $ 10,967    $ 10,749
       Group life .........................................      1,925       1,680       1,551
          Total ...........................................     13,216      12,647      12,300
   Number of policies in force:
       Ordinary life ......................................    193,560     196,361     198,898
       Group life .........................................     80,507      77,221      66,953
          Total ...........................................    274,067     273,582     265,851
   Average face amount in force (in dollars):
       Ordinary life ......................................   $ 58,333    $ 55,851    $ 54,520
       Group life .........................................     23,911      21,756      23,166
          Total ...........................................     48,222      46,227      46,267
   Persistency rate (ordinary life insurance in force) ....       90.9%       91.0%       91.7%
   Lapse ratio (ordinary life insurance in force) .........        9.1%        9.0%        8.3%
   Ordinary life insurance terminated due to death,
      surrender, lapse or other:
          Face amount of insurance surrendered or lapsed...   $  944.0    $1,087.6    $  998.9
             Number of policies ...........................     11,865      13,877      13,092
          Amount of death claims ..........................   $   30.1    $   30.1    $   26.4
             Number of death claims .......................      1,317       1,317       1,326

Investments

     The Company's investments are selected to balance the objectives of minimizing interest rate exposure, providing a high current yield and protecting principal. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as an adjustment to the valuation reserve and a new cost basis is established. At December 31, 2001, investments in non-investment grade securities represented 5.3% of total investments. At December 31, 2001, fixed income securities represented 96.3% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.4% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 2001, and the average option adjusted duration of total investments was 5.0 years. There are no significant investments in mortgage loans, real estate, foreign securities or privately placed securities.

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

     The following table sets forth the carrying and fair values of the Company's investment portfolio as of December 31, 2001:

                              Investment Portfolio
                              (Dollars in millions)


                                                       Percentage                  Carrying Value
                                                        of Total             ----------------------------------------------
                                                        Carrying               Life and   Property and   Amortized
                                                          Value      Total     Annuity      Casualty       Cost
                                                       ----------   --------   --------   ------------   ---------
Publicly Traded Fixed Maturity Securities
   and Cash Equivalents:
       U.S. government and agency obligations(1):
          Mortgage-backed securities ...............       21.4%    $  635.7   $  599.9     $   35.8     $  621.2
          Other ....................................        2.4         71.3       55.6         15.7         68.4
       Investment grade corporate and public
          utility bonds ............................       46.9      1,395.3    1,201.9        193.4      1,366.8
       Municipal bonds .............................        7.8        232.2        7.6        224.6        224.2
       Other mortgage-backed securities ............        8.4        251.0      198.7         52.3        246.0
       Non-investment grade corporate and public
          utility bonds(2) .........................        5.3        159.4      117.0         42.4        177.7
       Foreign government bonds ....................        0.7         19.5       19.5           --         17.4
       Short-term investments(3) ...................        1.0         30.1       26.0          4.1         30.1
       Short-term investments, loaned
          securities collateral(3) .................        3.3         98.4       97.9          0.5         98.4
                                                          -----     --------   --------     --------     --------
             Total publicly traded securities ......       97.2      2,892.9    2,324.1        568.8      2,850.2
                                                          -----     --------   --------     --------     --------
Other Investments:
       Private placements, investment grade(4) .....        0.2          5.4        5.3          0.1          5.0
       Private placements,
          non-investment grade(2)(4)                         --          0.1        0.1           --          0.1
       Mortgage loans and real estate(5) ...........        0.4         10.6       10.6           --         10.6
       Policy loans and other ......................        2.2         66.7       65.6          1.1         66.7
                                                          -----     --------   --------     --------     --------
             Total other investments ...............        2.8         82.8       81.6          1.2         82.4
                                                          -----     --------   --------     --------     --------
             Total investments(6) ..................      100.0%    $2,975.7   $2,405.7     $  570.0     $2,932.6
                                                          =====     ========   ========     ========     ========

----------
(1) Includes $183.0 million fair value of investments guaranteed by the full faith and credit of the United States government and $524.0 million fair value of federally sponsored agency securities.
(2) A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor's Corporation ("Standard & Poor's" or "S&P") rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. ("Moody's") rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners (the "NAIC") rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.
(3) Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments include $36.5 million in asset-backed securities rated "AAA" (S&P or its equivalent), $35.9 million in money market funds rated "AAA", $30.0 million in repurchase agreements rated "AAA", $26.0 million in floating rate notes with 81% rated "AAA" and 19% rated "AA", and $0.1 million in certificates of deposit. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan.
(4) Fair values for private placements are estimated by the Company with the assistance of its investment advisors.
(5) Mortgage loans are carried at amortized cost or unpaid principal balance and real estate acquired in the settlement of debt is carried at the lower of cost or fair value.
(6) Approximately 4% of the Company's investment portfolio, having a carrying value of $124.7 million as of December 31, 2001, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

     Fixed Maturity Securities

     The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 2001:

                     Rating of Fixed Maturity Securities(1)
                              (Dollars in millions)

                                              Percent
                                              of Total
                                              Carrying     Carrying    Amortized
                                               Value         Value        Cost
                                             --------      --------    ---------
AAA ....................................        36.7%      $1,015.6    $  987.6
AA .....................................         6.3          175.9       168.0
A ......................................        20.8          574.9       554.1
BBB ....................................        31.6          876.6       869.5
BB .....................................         1.5           41.3        46.3
B ......................................         2.1           57.3        62.0
CCC or lower ...........................         0.8           22.7        34.1
Not rated(2) ...........................         0.2            5.6         5.2
                                               -----       --------    --------
   Total ...............................       100.0%      $2,769.9    $2,726.8
                                               =====       ========    ========

----------
(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $0.1 million of publicly traded securities not currently rated by S&P, Moody's or the NAIC and $5.5 million of private placement securities not rated by either S&P or Moody's. The NAIC has rated 92.1% of these private placement securities as investment grade.

     At December 31, 2001, 27.0% of the Company's fixed maturity securities portfolio was scheduled to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of United States governmental agencies, represented 29.8% of the total investment portfolio at December 31, 2001. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

     For financial reporting purposes, the Company has classified the entire fixed maturity portfolio as "available for sale". Fixed maturities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on securities available for sale is recorded as a separate component of shareholders' equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs and value of acquired insurance in force associated with interest-sensitive life and annuity contracts. Fixed maturities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

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

     The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of
(i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2002 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $40 million.

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

     The Company competes with a number of national providers of automobile and homeowners insurance, such as State Farm, Allstate, Farmers and Nationwide, and several regional companies. The Company also competes for automobile business with certain direct marketing companies, such as 21st Century, American International Group (AIG), GEICO and USAA.

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

Insurance Financial Ratings and IMSA Certification

     The Company believes that the ratings assigned to its principal insurance subsidiaries by A.M. Best, Standard & Poor's Corporation ("Standard and Poor's" or "S&P"), Fitch, Inc. ("Fitch") and Moody's Investors Service, Inc. ("Moody's"); the ranking assigned to its principal insurance subsidiaries by The Ward's Financial Group ("Ward's"); and the certification of its principal life insurance subsidiary by the Insurance Marketplace Standards Association ("IMSA") contribute to the Company's competitiveness.

     A.M. Best

     HMIC, TIC, HMPCIC and HM Lloyds are rated "A+ (Superior)" and HMLIC is rated "A (Excellent)" by A.M. Best. A.M. Best's annual review of each of the subsidiaries' ratings is currently scheduled for April 2002.

     A.M. Best's ratings for the industry range from "A++ (Superior)" to "F (In Liquidation)", and some companies are not rated. Publications of A.M. Best indicate that the "A++ and A+ (Superior)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, superior balance sheet strength, operating performance and business profile when compared to the quantitative and qualitative standards established by A.M. Best and have a very strong ability to meet their ongoing obligations to policyholders. The "A and A- (Excellent)" ratings are assigned to those companies that in A.M. Best's opinion have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the quantitative and qualitative standards established by A.M. Best and have a strong ability to meet their ongoing obligations to policyholders. In evaluating a company's balance sheet strength, operating performance and business profile, A.M. Best reviews the company's capitalization/leverage, capital structure/holding company, credit quality and appropriateness of reinsurance program, adequacy of loss/policy reserves, quality and diversification of assets, liquidity, profitability, market risk, revenue composition, management experience and objectives, competitive market position, spread of risk and event risk. The objective of A.M. Best's rating system is to provide an overall opinion of an insurance company's ability to meet its obligations to policyholders.

     Standard & Poor's

     Each of HMEC's principal insurance subsidiaries is rated "A+ (Strong)" for financial strength by Standard & Poor's with a ratings outlook of "Stable", with the exception of HM Lloyds which is not yet rated by Standard & Poor's. As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, Standard & Poor's placed the Company's financial strength ratings on "CreditWatch with negative implications" in January 2001, and in August 2001 downgraded the ratings one notch from "AA-" to "A+" and identified the outlook for the ratings as "Stable".

     S&P publications define financial strength ratings as follows. A Standard & Poor's Insurer Financial Strength Rating is a current opinion of the financial security characteristics of an insurance organization with respect to its ability to pay under its insurance policies and contracts in accordance with their terms. This opinion is not specific to any particular insurance policy or contract, nor does it address the suitability of a particular insurance policy or contract for a specific purpose or purchaser. Furthermore, the opinion does not take into account deductibles, surrender or cancellation penalties, the timeliness of payment, or the likelihood of the use of a defense such as fraud to deny claims. Insurer Financial Strength Ratings do not refer to an insurer's ability to meet nonpolicy obligations (i.e., debt contracts). The ratings are based on current information furnished by the insurance company or obtained by S&P from other sources it considers reliable. S&P does not perform an audit in connection with any rating and may, on occasion, rely on unaudited financial information. The ratings may be changed, suspended, or withdrawn as a result of changes in, or unavailability of, such information or based on other circumstances. Financial strength ratings are divided into two broad classifications. An insurer rated "BBB" or higher is regarded as having financial security characteristics that outweigh any vulnerabilities, and is highly likely to have the ability to meet financial commitments. An insurer rated "BB" or lower is regarded as having vulnerable characteristics that may outweigh its strengths. "BB" indicates the least degree of vulnerability within the range; "CC" the highest. Financial strength ratings are assigned at the request of the insurers and based on extensive quantitative and qualitative analysis including consideration of ownership and support factors, if applicable. The rating process includes meetings with insurers' management. Plus (+) and minus (-) signs show relative standing within the major rating categories; they do not suggest likely upgrades or downgrades. Insurers rated "AAA" offer extremely strong financial security characteristics. Insurers rated "AA" offer very strong financial security characteristics. Insurers rated "A" offer strong financial security characteristics, but are, in S&P's opinion, somewhat more likely to be affected by adverse business conditions than are insurers with higher ratings. CreditWatch highlights the potential direction of a short- or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under special surveillance by S&P's analytical staff. Ratings appear on CreditWatch when such an event or a deviation from an expected trend occurs and additional information is necessary to evaluate the current rating. A CreditWatch listing, however, does not mean a rating change is inevitable.

     Fitch

     Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Fitch with a ratings outlook of "Stable". As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, Fitch placed the Company's "AA" financial strength ratings on "Rating Watch Negative" in February 2001, and in April 2001 downgraded the Company's "AA" ratings one notch to "AA-". Fitch reaffirmed the "AA-" rating in August 2001 and identified the outlook for the rating as "Stable".

     A Fitch Insurer Financial Strength Rating ("IFS Rating") provides an assessment of the financial strength of an insurance organization, and its capacity to meet senior obligations to policyholders and contractholders on a timely basis. The IFS Rating is assigned to the insurance organization itself, and no liabilities or obligations of the insurer are specifically rated unless otherwise stated. The IFS Rating is based on a comprehensive analysis of relevant factors that in large part determine an insurance organization's financial strength, including its regulatory solvency characteristics, liquidity, operating performance, financial flexibility, balance sheet strength, management quality, competitive positioning and long-term business viability. The IFS Ratings use a scale of "AAA" through "D" and may be amended with a (+) or (-) sign to show relative standing within the major rating category. Ratings of "BBB-" and higher are considered to be "Secure", and those of "BB+" and lower are considered to be "Vulnerable". The IFS Rating of "AA" is assigned to insurers that are viewed by Fitch as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are viewed to be modest, and the impact of any adverse business and economic factors is expected to be very small. Placing a company's ratings on "Ratings Watch Negative" reflects the apparent decline in key factors upon which the rating is based. Being placed on watch, however, does not mean a rating change is inevitable.

     Moody's

     HMLIC, HMIC, TIC and HMPCIC are rated "A2 (Good)" for financial strength by Moody's. Following the Company's preannouncement of earnings for the three months ended December 31, 2000, Moody's affirmed the Company's ratings.

     A Moody's Insurance Financial Strength Rating is an opinion of the ability of a company to punctually repay senior policyholder obligations and claims. Specific obligations are considered unrated unless individually rated. Moody's Insurance Financial Strength Ratings are based on qualitative factors of both the industry and the company and quantitative financial analysis. Industry analysis examines trends effecting the industry, the overall economic environment, concentration within the industry, demographics and competitive issues, the impact of financial convergence and consolidation and the accounting and regulatory environments. The analysis of a company's business fundamentals focuses primarily on organizational structure, ownership, corporate governance, strategic issues, quality of management, company franchise, distribution and product characteristics. The financial analysis includes an assessment of capital adequacy, financial leverage, profitability, asset/liability management and liquidity, asset quality, investment risk and business fundamentals. Moody's rating symbols for insurance financial strength ratings are broken down into nine distinct symbols ranging from "Aaa (Exceptional)" to "C (Lowest)". These symbols comprise two distinct groups - those with the greatest financial strength, "Aaa (Exceptional)" to "Baa (Adequate)", and those with the least financial strength, "Ba (Questionable)" to "C (Lowest)". Numeric modifiers are used to refer to the ranking within the group - "1" being the highest and "3" being the lowest. However, the financial strength of companies within a generic rating symbol is broadly the same. Insurance Companies rated "A" offer good financial security. However, elements may be present which suggest a susceptibility to impairment sometime in the future.

     Ward's

     As of 2001, Horace Mann is one of only two insurance groups that have been named to The Ward's Financial Group's Top 50 for both its property and casualty and life subsidiaries in each of the last eight years. Identified annually, the Top 50 represent benchmark groups of 50 life insurance companies and 50 property and casualty insurance companies that, over the prior five years, have in Ward's opinion excelled at balancing safety, consistency and performance. The methodology utilized by Ward's to identify the Top 50 is purely quantitative and is not intended to evaluate qualitative issues and/or other issues that may impact, or be of interest to, policyholders and/or agents and risk managers. Specific items evaluated by Ward's include average surplus and premiums, net income, risk-based capital, compound annual growth in premiums, and the five year average returns on average equity, average assets and total revenue.

     IMSA

     In July 2001, Horace Mann Life Insurance Company, the Company's principal life insurance subsidiary, earned membership in the Insurance Marketplace Standards Association ("IMSA"). IMSA is an independent, voluntary association created by the life insurance industry to promote high standards of ethical market conduct in advertising, sales and service for individual life, annuity and long-term care products. To earn IMSA certification, HMLIC underwent self-and independent third-party assessments to demonstrate that it has adopted IMSA's principles of ethical behavior. HMLIC is an IMSA member for three years, after which it must demonstrate continuous improvement and repeat the self- and independent assessment process to retain its membership. As of December 31, 2001, fewer than 250 companies had earned IMSA membership.

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

     The NAIC annually calculates financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Separate ratios are established for property and casualty and life insurance companies. Departure from the usual range in any of the ratios could lead to inquiries from individual state regulators, and further investigation or other actions may result. In 2000, no unusual ratios were reported by the principal insurance subsidiaries of HMEC.

     As part of their regulatory oversight process, state insurance departments routinely conduct detailed financial examinations (generally not more frequently than once every three years) of the books, records and accounts of insurance companies domiciled in their states. Typically, such examinations are conducted concurrently by two or three states under guidelines promulgated by the NAIC. In 1999, routine financial examinations of HMLIC, HMIC, TIC and HMPCIC were completed for the period ended December 31, 1997. A routine examination of HMPCIC for the three year period ended December 31, 2000 was initiated in December 2000; audit fieldwork has been completed with the issuance of the final examination report still pending. A routine examination of HM Lloyd's for the two year period ended December 31, 2000 was completed in 2001. HM Lloyd's was formed and commenced business in 1999. Management believes that HMEC and its subsidiaries are in compliance in all material respects with all applicable regulatory requirements.

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

     Assessments Against Insurers

     Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes. The Company paid $0.6 million, $0.1 million and $0.1 million in connection with insurer insolvency proceedings for the years ended December 31, 2001, 2000 and 1999, respectively, of which $0.1, $0 and $0 million for the same periods, respectively, is recoverable as premium tax credits in future periods. The Company's payments in 2001 included $0.4 million related to the insolvency of the Reliance Insurance Group. A total charge of $1.3 million pretax, representing the Company's estimated portion of the industry assessment for this insolvency, was reflected in the Company's operating expenses for the year ended December 31, 2001.

     Mandatory Insurance Facilities

     The Company is required to participate in various mandatory insurance facilities in amounts related to the amount of the Company's direct writings in the applicable state. In 2001, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $2.5 million before federal income taxes. For additional information on the Company's strategic direction for automobile business in the state of Massachusetts, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 -- Insurance Premiums and Contract Charges, and -- Net Income."

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

     The Company has not joined the CEA. The Company's exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from its own policies and from participation in the CEA, management believes it is in the Company's best economic interest to offer earthquake coverage directly to its homeowners policyholders. See "Property and Casualty Segment -- Property and Casualty Reinsurance."

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

Employees

     At December 31, 2001, the Company had approximately 2,500 employees, including 867 full-time agents. The Company has no collective bargaining agreement with any employees.

ITEM 2. Properties

     HMEC's home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling approximately 230,000 square feet which is owned by the Company. The Company also owns buildings with an aggregate of approximately 38,000 square feet at other locations in Springfield. In addition, the Company leases buildings in Springfield with an aggregate of approximately 86,000 square feet. These properties are adequate and suitable for the Company's current and anticipated future needs.

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


                                        Market Price
                                  -------------------------    Dividend
Fiscal Period                         High          Low          Paid
-------------                     -----------   -----------   ----------
2001:
   Fourth Quarter .............   $    22.40      $  16.25    $   0.105
   Third Quarter ..............        22.05         15.72        0.105
   Second Quarter .............        21.75         14.80        0.105
   First Quarter ..............        21.375        15.25        0.105
2000:
   Fourth Quarter .............   $    22.1875    $  14.0625  $   0.105
   Third Quarter ..............        16.50         12.00        0.105
   Second Quarter .............        18.625        12.625       0.105
   First Quarter ..............        21.00         12.625       0.105

     As of March 1, 2002, the approximate number of holders of common stock was 5,000.

     In February 2002, the Company's Board of Directors announced a regular quarterly dividend of $0.105 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

     In May 1999, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock up to $100 million. This was in addition to the $100 million stock repurchase programs announced in January 1998 and February 1997. Since early 1997, the Company repurchased 8,165,100 shares, 17% of the Company's shares outstanding at December 31, 1996, at an aggregate cost of $203.7 million. Under the share repurchase program, shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares is financed through use of cash and, when necessary, the existing bank line of credit. However, the Company has not utilized the bank line of credit for share repurchases since the second quarter of 1999. As of December 31, 2001, $96.3 million remained authorized for future share repurchases. However, in 2001 management stated its intention to utilize excess capital to support the Company's strategic growth initiatives.

     During 2001, options were exercised for the issuance of 207,575 shares, 0.5% of the Company's shares outstanding at December 31, 2000.

     As an insurance holding company, HMEC depends on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to shareholders of HMEC. The payment of dividends and such other payments to HMEC by its insurance subsidiaries is restricted by the laws of each subsidiary's state of domicile, and insurance regulators have authority in certain circumstances to block payments of dividends and other amounts by the insurance subsidiaries that would otherwise be permitted without regulatory approval. See "Business -- Cash Flow" and "Business -- Regulation."

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

     The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the Company listed below are contained in the Index to Financial Information on Page F-1 herein:

     Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999.

     Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

     Schedule IV - Reinsurance.

     (a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit
No.                Description
---                -----------

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

Exhibit
No.                Description
---                -----------

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

     4.1(a)        Form of 6 5/8% Senior Notes Due 2006 (included in
                   Exhibit 4.1).

     4.2 Certificate of Designations for HMEC Series A Cumulative Preferred Stock (included in Exhibit 10.17).

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

     10.1(a) Waiver Relating to Credit Agreement, incorporated by reference to Exhibit 10.1(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 14, 2001.

     10.1(b) Waiver Relating to Credit Agreement, incorporated by reference to Exhibit 10.1(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

     10.1(c) Waiver Relating to Credit Agreement, incorporated by reference to Exhibit 10.1(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

     10.1(d)       Amendment to Credit Agreement.

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

Exhibit
No.                Description
---                -----------

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

     10.6*         Horace Mann Educators Corporation 2001 Stock Incentive Plan.

     10.6(a)* Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan.

     10.6(b)* Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan.

     10.7* Severance Agreements between HMEC and certain officers of HMEC.

     10.7(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

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

Exhibit
No.                Description
---                -----------

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

     10.12*        Letter of Employment entered by and between HMEC and Peter
                   H. Heckman effective April 10, 2000, incorporated by reference to Exhibit 10.14 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.13*        Letter of Employment  entered by and between HMEC and Daniel
                   M. Jensen  effective  September 4, 2001.

     10.14* Letter of Employment entered by and between HMEC and Douglas W. Reynolds effective November 12, 2001.

     10.15*        Letter of  Employment  entered by and between  HMEC and Bret
                   A. Conklin  effective  January 14, 2002.

     10.16*        Separation Agreement entered by and between HMEC and Larry
                   K. Becker as of June 20, 2000, incorporated by reference to
                   Exhibit 10.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

     10.17 Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement) entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

     10.17(a) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement), incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 15, 1998.

     10.17(b) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.12(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 31, 1999.

Exhibit
No.                Description
---                -----------

     10.17(c) Amendment effective June 1, 1999 to Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.1(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

(11) Statement regarding computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG LLP.

     (b) No reports on Form 8-K were filed by HMEC during the fourth quarter of 2001.

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

HORACE MANN EDUCATORS CORPORATION


          /s/ Louis G. Lower II
-----------------------------------------------
              Louis G. Lower II
   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date(s) indicated.

Principal Executive Officer:                      Directors:


         /s/ Louis G. Lower II                                  /s/ Joseph J. Melone
----------------------------------------------    ------------------------------------------------
             Louis G. Lower II                    Joseph J. Melone, Chairman of the
                President,                         Board of Directors
  Chief Executive Officer and a Director

                                                                /s/ William W. Abbott
                                                  ------------------------------------------------
                                                  William W. Abbott, Director


Principal Financial Officer:                                    /s/ Mary H. Futrell
                                                  ------------------------------------------------
                                                  Mary H. Futrell, Director
         /s/ Peter H. Heckman
----------------------------------------------
             Peter H. Heckman                                   /s/ Donald E. Kiernan
       Executive Vice President and               ------------------------------------------------
          Chief Financial Officer                 Donald E. Kiernan, Director


                                                                /s/ Jeffrey L. Morby
                                                  ------------------------------------------------
                                                  Jeffrey L. Morby, Director

Principal Accounting Officer:
                                                                /s/ Shaun F. O'Malley
                                                  ------------------------------------------------
         /s/ Bret A. Conklin                      Shaun F. O'Malley, Director
----------------------------------------------
             Bret A. Conklin
   Senior Vice President and Controller                         /s/ Charles A. Parker
                                                  ------------------------------------------------
                                                  Charles A. Parker, Director


                                                                /s/ William J. Schoen
                                                  ------------------------------------------------
                                                  William J. Schoen, Director

Dated: March 28, 2002

                        HORACE MANN EDUCATORS CORPORATION

                         INDEX TO FINANCIAL INFORMATION

                                                                          Page
                                                                          ----

Management's Discussion and Analysis of
   Financial Condition and Results of Operations......................    F- 2

Report of Management Responsibility for Financial Statements..........    F-37

Independent Auditors' Report..........................................    F-38

Consolidated Balance Sheets...........................................    F-39

Consolidated Statements of Operations.................................    F-40

Consolidated Statements of Changes in Shareholders' Equity............    F-41

Consolidated Statements of Cash Flows.................................    F-42

Notes to Consolidated Financial Statements
   Note  1 - Summary of Significant Accounting Policies...............    F-43
   Note  2 - Restructuring Charges....................................    F-55
   Note  3 - Investments..............................................    F-57
   Note  4 - Debt.....................................................    F-60
   Note  5 - Shareholders' Equity and Stock Options...................    F-62
   Note  6 - Income Taxes.............................................    F-65
   Note  7 - Fair Value of Financial Instruments......................    F-67
   Note  8 - Statutory Surplus and Subsidiary Dividend Restrictions...    F-69
   Note  9 - Pension Plans and Other Postretirement Benefits..........    F-70
   Note 10 - Reinsurance..............................................    F-75
   Note 11 - Contingencies............................................    F-76
   Note 12 - Supplementary Data on Cash Flows.........................    F-77
   Note 13 - Segment Information......................................    F-78
   Note 14 - Unaudited Interim Information............................    F-80

Financial Statement Schedules:
   Schedule I - Summary of Investments-Other than
       Investments in Related Parties.................................    F-82
   Schedule II - Condensed Financial Information of Registrant........    F-83
   Schedule III and VI Combined - Supplementary Insurance
       Information and Supplemental Information Concerning
       Property and Casualty Insurance Operations.....................    F-87
   Schedule IV - Reinsurance..........................................    F-88

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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make estimates and assumptions based on information available at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgements at the time the financial statements were prepared. For the Company, the areas most subject to significant management judgements include: reserves for property and casualty claims and claim settlement expenses, reserves for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force and valuation of investments. Additional information regarding the accounting policies for each of these areas is provided within the relevant topics in "Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000," as well as in the Company's Notes to Consolidated Financial Statements.

The Horace Mann Value Proposition

     The Horace Mann Value Proposition articulates the Company's overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

     In 2000, the Company's management announced steps to focus on the Company's core business and accelerate growth of the Company's revenues and profits. These initiatives are intended to:

     . Grow and strengthen the agency force and make the Company's agents more productive by improving the products, tools and support the Company provides to them;
     . Expand the Company's penetration of targeted geographic areas and new segments of the educator market;
     . Broaden the Company's distribution options to complement and extend the reach of the Company's agency force;
     . Increase cross-selling and improve retention in the existing book of business; and
     . Make the Company's products more responsive to customer needs and preferences and expand the Company's product lines within the personal financial services segment.

     During the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. New compensation and evaluation systems were implemented during 2001 to improve the performance of the Company's agents and agency managers. The Company has begun targeting high-priority geographic markets with dedicated staff teams. New approaches to customer service are being developed and tested that will free agents to spend more time selling. Additional distribution options are being initiated to capitalize fully on the value of the Company's payroll deduction slots in schools across the country. And, the Company will increase its use of technology to improve the efficiency of its agency force and its administrative operations.

September 11, 2001

     The September 11, 2001 terrorist attacks on the United States of America did not result in any material claims against the Company from either life or property and casualty insurance policies.

     The Company has experienced some secondary short-term impacts. In the third quarter of 2001, financial market changes had an adverse impact on variable annuity fees, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of a guaranteed minimum death benefit reserve established during the quarter. In the fourth quarter of 2001, improvements in financial market performance offset a portion of the third quarter impact. In addition, in the weeks following the attack, the Company experienced a slowdown in new business volume for life insurance. However, during the same period of time, new business for the Company's other segments reflected an increase, compared to the same period in 2000.

     The credit quality of the Company's investment portfolio has not been materially impacted by the economic effects of the attack. The Company holds approximately $18 million of fixed maturity securities from five issuers related to the aviation and leisure industries. These securities had a net unrealized loss of approximately $3 million at December 31, 2001. At September 30, 2001, these securities were all investment grade. During the fourth quarter approximately $13 million, or 70%, were downgraded to below investment grade having ratings ranging from BB+ to BBB-, as assigned by Standard & Poor's Corporation, at December 31, 2001.

     The Company is not immune to future secondary effects of this event such as those generated by additional fluctuations in variable annuity account values and increases in reinsurance costs. Management believes these impacts will be manageable. The cost of the Company's entire property and casualty reinsurance program for 2002 increased approximately 35%, or $2.5 million, compared to 2001.

Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                               Year Ended         Growth Over
                                               December 31,       Prior Year
                                             ---------------   ----------------
                                              2001     2000    Percent   Amount
                                             ------   ------   ------    ------
Automobile and property (voluntary) ......   $496.6   $473.2      4.9%   $ 23.4
Annuity deposits .........................    239.1    206.4     15.8%     32.7
Life .....................................    117.2    121.8     -3.8%     (4.6)
                                             ------   ------             ------
     Subtotal - core lines ...............    852.9    801.4      6.4%     51.5
Involuntary and other
  property & casualty ....................     22.7     20.3     11.8%      2.4
                                             ------   ------             ------
     Total ...............................   $875.6   $821.7      6.6%   $ 53.9
                                             ======   ======             ======

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                Year Ended        Growth Over
                                               December 31,       Prior Year
                                             ---------------   ---------------
                                              2001     2000    Percent  Amount
                                             ------   ------   -------  ------
Automobile and property (voluntary) ......   $485.5   $469.4     3.4%   $ 16.1
Annuity ..................................     14.9     17.0   -12.4%     (2.1)
Life .....................................     92.0     91.7     0.3%      0.3
                                             ------   ------            ------
     Subtotal - core lines ...............    592.4    578.1     2.5%     14.3
Involuntary and other
  property & casualty ....................     22.8     20.6    10.7%      2.2
                                             ------   ------            ------
     Total ...............................   $615.2   $598.7     2.8%   $ 16.5
                                             ======   ======            ======

     Premiums written and contract deposits for the Company's core lines increased 6.4% compared to 2000, driven by double-digit growth in the annuity segment as well as accelerating growth in the property and casualty segment. This comparison includes the North Carolina settlement recorded in 2000 described below.

     At December 31, 2001, the Company's exclusive agency force totaled 867, an 11.3% decline from a year earlier. The number of experienced agents in the agent force, 553, was down 17.2% at December 31, 2001, compared to a year earlier. The total agent count decreased due primarily to terminations of less-productive agents. As a result, overall agent productivity continued to increase, and for the full year average agent productivity was 37.6% higher than in 2000.

     The Company has modified its agent compensation and reward structure, in order to provide incentive for agent performance that is more closely aligned with the Company's objectives. Prior to 2001, agent compensation and rewards focused on profitability, customer service and tenure with the Company. The revised structure continues to focus on profitability but also places a greater emphasis on individual agent productivity, new premium growth, growth in educator and cross-sold business, and business retention. In addition, the Company's agency manager compensation structure has been similarly modified, and the agency management team has been strengthened through the promotions of several of its most experienced and capable agents. The number of new agents hired during 2001 was comparable to the prior year, in spite of the Company's implementation of more stringent agent selection criteria to improve agent productivity and retention in the future. The new compensation plan for agency managers became effective January 1, 2001. The new compensation plan for all agents was implemented on August 1, 2001, and there were approximately 800 agents at the time of implementation. Also in 2001, the Company implemented enhanced agent training programs, to help new agents achieve production targets more rapidly and help experienced agents sharpen and strengthen their skills, and began providing agents with additional tools and support programs, to help them make a successful transition to their new role under the Company's Value Proposition. Management believes these actions, along with other strategic initiatives, will continue to have a positive impact on agent productivity in the future.

     In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately

$250 million for the insurance industry. Horace Mann's portion of the adverse settlement was $3.0 million pretax, comprised of $2.3 million in premium refunds and $0.7 million in interest charges. North Carolina is the Company's second largest property and casualty state representing approximately 7% of total property and casualty premiums for the year ended December 31, 2001.

     In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau has voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau would have an adverse impact of approximately $350 million for the insurance industry. The Company's earned premiums would be negatively impacted by approximately $2 million and $3 million in 2002 and 2003, respectively. In addition, the difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders.

     Total voluntary automobile and homeowners premium written growth was 4.9% for 2001, including the effect of the North Carolina settlement in the prior year. The average premium per policy and the number of policies in force increased for both automobile and homeowners insurance, compared to a year earlier. Voluntary automobile insurance premium written increased 3.8% ($13.5 million) compared to 2000 and homeowners premium increased 8.5% ($9.9 million). The property and casualty increase in premiums written resulted from growth in average premium per policy of 3% for automobile and 8% for homeowners, compared to a year earlier, as the impact of rate actions began to flow through policy renewals and new business. Over the prior 12 months, unit growth was 1.4%, or 12,000, with an 8,000 unit increase in automobile and a 4,000 unit increase in homeowners. At December 31, 2001, there were 596,000 voluntary automobile and 292,000 homeowners policies in force for a total of 888,000.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, equal to the 12 months ended December 31, 2000 despite implemented rate increases over the period. The Company plans additional rate increases in 2002 and beyond, with primary emphasis on the homeowners line, which are expected to have an adverse impact on retention of homeowners policies in force. The Company's plans to implement tiered rating systems based on customers' credit ratings for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth in the educator market. Tiered rating, together with price increases implemented and planned, are expected to return the Company to rate adequacy, with average premium growth keeping pace with average loss experience over time. For 2002, the Company is targeting combined ratios of approximately 96% for voluntary automobile and 108% for homeowners, as a result of the impact of rate actions coupled with other initiatives described under "Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 -- Benefits, Claims and Settlement Expenses."

     Growth in premiums written for involuntary and other property and casualty was primarily attributable to an atypical recovery from a state mandatory automobile insurance facility received in 2001. In February 2002, the Company announced that it obtained a five-year extension of its contract with the National Education Association to be the exclusive provider of professional liability coverage to its members through August 2007. Premiums from this product are included in the involuntary and other property and casualty category.

     In October 2001, the Company reached conclusion on its strategic direction for automobile business in the state of Massachusetts. Horace Mann has formed a marketing alliance with The Commerce Group, Inc. ("Commerce") and through this alliance, by January 1, 2002, Horace Mann began providing its Massachusetts customers with Commerce automobile insurance policies, while continuing to write other Horace Mann products, including property and life insurance and retirement annuities. Horace Mann ceased writing automobile insurance policies in Massachusetts on December 31, 2001. For the full year 2001, premiums written in Massachusetts for voluntary automobile business were $18.9 million and for involuntary residual market business were $7.8 million. In 2002, premiums written for this business will be reduced to zero, and premiums earned will be reduced significantly, reflecting run-off of the policies in force at December 31, 2001. For the full year 2001, claims and settlement expenses in Massachusetts for voluntary automobile business were $9.1 million and for involuntary residual market business were $11.5 million. Claims and settlement expenses in 2002 will reflect run-off of the business and a decline in exposure to loss, as the policies written as the Company's risk expire. Management anticipates that this transaction will have a positive impact on operating income of approximately $0.10 per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures.

     Growth in annuity contract deposits reached double-digit levels for the year ended December 31, 2001. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that helps agents assist educator customers in selecting the best retirement investment programs for their individual needs and circumstances. The fourth quarter of 2000 was the first full quarter with the expanded investment options. New annuity contract deposits of $64.2 million for the three months ended December 31, 2001, increased 7.0%, compared to contract deposits of $60.0 million for the same period in 2000.

     Compared to the full year 2000, new annuity deposits increased 15.8%, reflecting a 45.8% increase in new single premium and rollover deposits and a 3.8% increase in scheduled deposits received. New deposits to variable annuities decreased 3.4%, or $4.1 million, and new deposits to fixed annuities were 43.1% higher than in 2000. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed annuity option to the variable mutual fund investment options over a 12-month period. Variable annuity accumulated funds on deposit at December 31, 2001 were $1.0 billion, $26.7 million less than a year earlier, a 2.6% decrease including the impact of a decline in financial market values. Variable annuity accumulated deposit retention improved 8.3 percentage points over the 12 months to 92.4%, reflecting improvement following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended December 31, 2001 was 93.4%, 4.7 percentage points better than in 2000. Fixed annuity accumulated cash value was $1.4 billion at December 31, 2001, $61.9 million, or 4.6%, more than a year earlier. The number of annuity contracts outstanding increased 7.8%, or 10,000 contracts, compared to December 31, 2000.

     In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the twelve months ended December 31, 2001, the amount of variable annuity surrenders was 54% lower than for the same period last year. The amount of fixed annuity surrenders decreased 41% compared to 2000.

     In January 2002, the Company announced that it has been selected as one of four providers of fixed and variable annuities to Chicago, Illinois, public school employees. Beginning in April 2002, the Company will partner with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster business growth in the annuity segment. The Chicago Public Schools is the third-largest school district in the United States of America.

     For the twelve months ended December 31, 2001, annuity segment contract charges earned decreased 12.4%, or $2.1 million, compared to the twelve months of 2000. Improvements in retention of variable and fixed accumulated values, as described above, resulted in a decline in surrender fees earned. Also, declines in average market values reduced the Company's variable annuity fee revenues.

     Life segment premiums and contract deposits for the twelve months of 2001 were 3.8% lower than a year earlier, primarily reflecting a decline in disability income business. In 2001, the Company began ceding a larger portion of its disability income business as part of the group restructuring announced in the fourth quarter of 2000. Excluding the disability product from both years' results, life segment premiums written and contract deposits would be comparable to the twelve months ended December 31, 2000. The life insurance in force lapse ratio was 9.1% for the twelve months ended December 31, 2001, compared to 9.0% for the prior year.

     Net Investment Income

     Investment income of $199.3 million for 2001 increased 3.6%, or $6.9 million, (3.4% after tax) compared to the prior year due primarily to growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 2.5% over the past 12 months. The average pretax yield on the investment portfolio was 7.2% (4.8% after tax) for 2001, compared to a pretax yield of 7.1% (4.8% after tax) for the prior year.

     Realized Investment Gains and Losses

     Net realized investment losses were $10.0 million for the year ended December 31, 2001, compared to net realized investment losses of $9.9 million for 2000. In the fourth quarter of 2001, the Company sold all of its holdings in securities issued by Enron Corporation and its affiliates, which resulted in a realized investment loss of $7.8 million. The remaining $2.2 million of net realized losses in 2001 primarily resulted from the sale, for credit reasons, of nine fixed income securities and the impairment of fixed income securities issued by three telecommunications companies, which were only partially offset by the first quarter full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages. For 2000, nearly all of the net realized gains and losses occurred in the fixed income portfolios with $8.8 million of the realized losses due to credit-related sales and impairments and the remainder resulting from normal portfolio management activity.

     The Company reviews the fair value of the investment portfolio on a monthly basis to determine if there are any securities that have fallen below 80% of book value. This review, in conjunction with the Company's investment managers' monthly credit reports and current market data, is the basis for determining if a security has suffered an other-than-temporary decline in value. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period.

     Benefits, Claims and Settlement Expenses

                                                 Year Ended         Growth Over
                                                December 31,         Prior Year
                                              ----------------    ------------------
                                               2001      2000     Percent     Amount
                                              ------    ------    -------    -------
Property and casualty .....................   $433.3    $417.4       3.8%     $ 15.9
Annuity ...................................     (0.8)      1.6                  (2.4)
Life ......................................     41.1      47.0     -12.6%       (5.9)
Corporate & other .........................      2.0        --                   2.0
                                              ------    ------                ------
  Total ...................................   $475.6    $466.0       2.1%     $  9.6
                                              ======    ======                ======

Property and casualty
 statutory loss ratio:
     Before catastrophe losses ............     83.0%     81.9%                  1.1%
     After catastrophe losses .............     85.2%     85.2%                   --

     In 2001, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and by a higher level of non-catastrophe weather-related losses than the prior year. In 2000, the Company's results were also adversely affected by strengthening of prior years' property and casualty reserves.

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. As information develops which varies from experience, provides additional data or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities, adjustments may be required. The effects of these adjustments are charged or credited to income for the period in which the adjustments are made.

     Net strengthening of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $14.5 million for the full year, compared to $20.9 million in 2000. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were strengthened $16.5 million in 2001, compared to $22.7 million a year earlier.

     During the first half of 2001, the Company continued to refine its process and methods for evaluating property and casualty reserves and selected a new independent property and casualty actuarial consulting firm. During the second quarter of 2001, a comprehensive review of property and casualty loss reserving methodologies and assumptions was completed in conjunction with the new actuarial firm. Based on management's review of this further enhanced analysis and the opinion of the new actuarial firm, prior years' net reserves - predominantly related to 1999 and prior accident years - were increased by $11 million at June 30, 2001. This consisted primarily of an $8 million reduction in reserves to be ceded by the Company to its reinsurers and reinsurance facilities, including $1.5 million related to the Company's automobile residual market business, primarily in Massachusetts; $2.0 million for its voluntary automobile ceded excess liability coverage; and approximately $4.5 million related to its educators excess professional liability product.

     At December 31, 2001, the Company increased reserves for property and casualty claims occurring in prior years by an additional $5 million. Ceded and assumed reserves were strengthened by $6.4 million, primarily as a result of an updated review of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. That strengthening was partially offset by $1.7 million of favorable development of reserves on the Company's direct automobile business. The Company's property and casualty net reserves were $272 million and $250 million at December 31, 2001 and 2000, respectively.

     In October 2001, the Company reached conclusion on its strategic direction for automobile business in the state of Massachusetts. For further discussion, see "Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 -- Insurance Premiums and Contract Deposits, and -- Net Income."

     In 2001, the higher level of non-catastrophe property losses included claims attributable to severe weather experienced in many areas of the country, including non-catastrophe claims related to Tropical Storm Allison and wind and hail storms throughout the Midwest during the second quarter (with additional development related to these events recorded in the third quarter) as well as winter storms in the first quarter. In the fourth quarter of 2001, the Company experienced higher levels of both fire and non-catastrophe weather-related losses. Non-catastrophe weather-related losses in the fourth quarters of 2001 and 2000 were notably greater than historical experience. The non-catastrophe property loss ratio by quarter and for the full years 2001, 2000 and 1999 was as follows:

                                                 2001       2000       1999
                                                 ----       ----       ----
Non-catastrophe property
loss ratio for the:

  Quarter ended March 31 ..................      85.1%      79.0%      81.9%
  Quarter ended June 30 ...................      99.4%      91.4%      72.8%
  Quarter ended September 30 ..............      99.7%      82.8%      78.1%
  Quarter ended December 31 ...............      82.8%      80.7%      53.3%

  Year ended December 31 ..................      91.5%      83.4%      71.0%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. Although the Company's actions have begun to have a positive impact, with minimal effect on policy retention through 2001, management expects that the full impact of these changes will not be realized until 2002 and beyond. In light of experience and competitive actions in 2001, future rate increases are anticipated to be more aggressive than the Company's original plans. The Company has also initiated further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, and limited coverage of new homeowners business to educators in certain areas. In addition, due to the claims experience in the fourth quarter of 2001, the Company has initiated a significant reinspection program of its property book of business. The Company also is strengthening its homeowners policies' contract language to further protect the Company against water damage and mold claims. The Company has also begun the process of redesigning its claim handling procedures in order to better control loss costs. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     For 2001, incurred catastrophe losses for all lines were $11.2 million including a net benefit of $1.1 million due to favorable development of reserves for 2000 catastrophe losses. Incurred catastrophe losses were $16.2 million in 2000.

     The voluntary automobile loss ratio excluding catastrophe losses was 77.6% for full year 2001, compared to 80.9% in 2000. Strengthening of prior years' reserves increased the voluntary automobile loss ratio by 2.0 and 5.4 percentage points in 2001 and 2000, respectively. The voluntary automobile loss ratio, excluding both catastrophe losses and prior years' reserve strengthening, was 75.6% in 2001, consistent with the prior year's results. The increase in average voluntary automobile premium per policy in 2001 nearly kept pace with the increase in average current accident year loss costs, due to a favorable result in the fourth quarter of 2001 wherein the growth in premiums exceeded the growth in loss costs.

     The annuity benefits of $(0.8) million recorded in 2001 were comprised of three components. They were: 1) a release of reserves for certain supplementary contracts recorded in the third quarter of 2001, 2) a guaranteed minimum death benefit reserve on variable annuity contracts established in the third quarter of 2001, and 3) current period mortality experience on annuity contracts in payout status. Annuity benefits were $1.6 million in 2000, including $1.3 million attributable to mortality experience on annuity contracts on payout status resulting from the application of a more refined reserving model.

     The primary component of the decrease in benefits for the life segment was a $2.6 million reduction in reserves recorded in 2001 related to policy coverages that are no longer in force. In addition, life segment benefits in 2001 reflected ceding of a larger portion of the Company's disability income business as part of the group restructuring announced in the fourth quarter of 2000. Life mortality experience in 2001 was slightly better than a year earlier.

     Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. Mortality and withdrawal assumptions for all policies have been based on various actuarial tables which are consistent with the Company's own experience. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. In the event actual experience varies from the estimated liabilities, adjustments are charged or credited to income for the period in which the adjustments are made.

     Early in 2001, management discovered some deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remedy of this issue. The deficiencies in the testing procedures have been identified and corrected. The Company is still in the process of quantifying the financial impact of these errors, as well as finalizing the strategy for remedying the problems caused by them. Such a problem is not uncommon in the life insurance industry and will be cured using standard Internal Revenue Service ("IRS") procedures that have been established specifically to address this type of situation. The $2.0 million of policyholder benefits recorded in the Corporate and Other segment in 2001, as well as $1.0 million of operating expense, represent the Company's current best estimate of the costs to the Company to resolve these problems. Management anticipates that the strategy for dealing with this issue, as well as the cost amount, will be finalized in the second quarter of 2002.

     As a result of the tax status issue described above, the complexity of the Company's product underlying the policies in question, and the complexity of administering that product and other life products offered by the Company, management is re-examining the life product portfolio and related administrative efficiencies.

     Interest Credited to Policyholders

                                                Year Ended        Growth Over
                                               December 31,       Prior Year
                                              -------------   -----------------
                                               2001   2000    Percent    Amount
                                              -----   -----   -------    ------
Annuity ...................................   $67.9   $66.1     2.7%      $ 1.8
Life ......................................    28.6    26.5     7.9%        2.1
                                              -----   -----               -----
  Total ...................................   $96.5   $92.6     4.2%      $ 3.9
                                              =====   =====               =====

     The fixed annuity average annual interest rate credited increased to 5.1% for the year ended December 31, 2001, compared to 5.0% for the prior year. In addition, the average accumulated fixed deposits increased 1.4% for the year ended December 31, 2001, compared to 2000. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

     Operating Expenses

     Although operating expenses for the current year included increased costs to support business growth initiatives, for 2001, operating expenses decreased $4.2 million, or 3.3%, compared to a year earlier, primarily as a result of two items. First, expenses in 2000 included non-recurring charges of $0.7 million for interest on the North Carolina settlement and $3.6 million attributable to the chief executive officer transition. Second, in the fourth quarter of 2000 the Company wrote off $1.0 million book value of personal computers not compatible with the Company's software upgrade and $2.5 million of previously capitalized software costs. Operating expenses in 2001 included $1.3 million representing the Company's estimated portion of the industry assessment related to the insolvency of the Reliance Insurance Group.

     The total corporate expense ratio on a statutory accounting basis was 23.3% for the year ended December 31, 2001, 0.9 percentage points less than 2000. The property and casualty expense ratio, the 16th lowest of the 100 largest property and casualty insurance groups for 2000 (the most recent industry ranking available), was 21.6% for the year ended December 31, 2001, compared to 20.8% for the prior year.

     Effective April 1, 2002, current participants in the Company's defined benefit and supplemental defined benefit retirement plans will stop accruing any new benefits under these plans, but will continue to retain the benefits they have accrued to date. The settlement costs for the defined benefit plans are based upon assumptions of future events. Defined benefit plan settlement costs are anticipated to increase by approximately $3 million in 2002 due to an increase in the number of expected retirements. To the extent that actual experience differs from those assumptions, adjustments may be required with the effects of these adjustments charged or credited to income for the period in which the adjustments are made.

     Amortization of Policy Acquisition Expenses and Intangible Assets

     For 2001, the combined amortization of policy acquisition expenses and intangible assets was $63.8 million, compared to the $64.8 million recorded in 2000.

     Amortization of intangible assets decreased to $5.8 million for the year ended December 31, 2001, compared to $8.8 million for the same period in 2000. The decline reflected the lower level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF") comprised of the scheduled decrease in amortization reported in the Company's Form 10-K for the year ended December 31, 2000 and the favorable impact of improved persistency on the valuation of Annuity VIF.

     Amortization of intangible assets includes goodwill amortization of $1.6 million in both 2001 and 2000. As further described in "Recent Accounting Changes," Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill for fiscal years beginning after December 15, 2001.

     Policy acquisition expenses amortized for the year ended December 31, 2001 of $58.0 million were $2.0 million more than the prior year primarily from the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months).

     Policy acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of business are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the Annuity VIF, are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and business surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

     Income Tax Expense

     Excluding the benefits in both 2001 and 2000 related to the Company's dispute with the Internal Revenue Service ("IRS") regarding tax years 1994 through 1997, the effective income tax rate on income including realized investment gains and losses was 14.1% for the year ended December 31, 2001, compared to -24.7% for 2000.

     In 2001, the Company's tax provision was reduced by $3.0 million reflecting the release of excess tax provision previously recorded and representing a 10.7 percentage point reduction in the effective income tax rate. Interest of $2.1 million on refunds from the IRS for federal tax years 1994 and 1995 reduced the 2000 effective income tax rate 22.1 percentage points. The refunds resulted from issues separate from the Company's dispute with the IRS regarding tax years 1994 through 1997. Income from investments in tax-advantaged securities reduced the effective income tax rate 13.4 and 45.1 percentage points for the years ended December 31, 2001 and 2000, respectively. While the amount of income from investments in tax-advantaged securities in the current year was comparable to 2000, the reduced level of income before income taxes in 2000 resulted in this having a more significant impact on the effective income tax rate.

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In the third and fourth quarters of 2000, the 1994 through 1996 exposure was resolved for an amount that was $8.7 million less than was previously accrued and that amount was included in net income for the year ended December 31, 2000. In the third quarter of 2001, the Company's liability for the 1997 tax year was resolved, resulting in a release of $1.3 million that had previously been accrued for that tax year. That amount was included in net income for the year ended December 31, 2001. The benefits of these dispute resolutions were excluded from the determination of reported operating income.

     Operating Income

     For the year ended December 31, 2001, operating income (net income before the after-tax impact of realized investment gains and losses, restructuring charges and adjustment to the provision for prior years' taxes) was adversely affected primarily by strengthening of prior years' property and casualty claim reserves and by a higher level of losses from severe weather than the prior year. Based on the Company's full year 2001 earnings and generally positive underlying trends, at the time of this Report on Form 10-K management anticipates that 2002 full year operating income will be within a range of $1.15 to $1.25 per share. As described throughout this discussion of Results of Operations, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made.

     In addition to strengthening of prior years' property and casualty claim reserves and adverse homeowners loss experience, the Company's 2001 operating income reflected the following items:

     . An after-tax charge of $2.7 million, representing the Company's current best estimate of the costs required to remedy problems with the life insurance tax status of certain of its life policies;
     . An after-tax charge of $0.9 million reflecting the Company's portion of industry assessments related to the insolvency of the Reliance Insurance Group;
     . A $3.0 million reduction of the Company's tax provision reflecting the release of excess tax provision previously recorded;
     . A $1.7 million after-tax reduction in life insurance reserves related to policy coverages that are no longer in force; and
     . A $0.8 million after-tax reduction in reserves for supplementary contracts.

     Operating income by segment was as follows:

                                                     Year Ended       Growth Over
                                                    December 31,      Prior Year
                                                  ---------------   ----------------
                                                   2001     2000    Percent   Amount
                                                  ------   ------   -------   ------
Property & casualty
  Before catastrophe losses ...................   $ 12.5   $ 19.4    -35.6%    $(6.9)
  Catastrophe losses, after tax ...............     (7.3)   (10.5)               3.2
                                                  ------   ------              -----
       Total including catastrophe losses .....      5.2      8.9    -41.6%     (3.7)
Annuity .......................................     20.6     19.3      6.7%      1.3
Life ..........................................     18.7     12.9     45.0%      5.8
Corporate and other expense ...................     (3.0)    (9.4)               6.4
Interest expense, after tax ...................     (5.9)    (6.6)               0.7
                                                  ------   ------              -----
       Total ..................................   $ 35.6   $ 25.1     41.8%    $10.5
                                                  ======   ======              =====
       Total before catastrophe losses ........   $ 42.9   $ 35.6     20.5%    $ 7.3
                                                  ======   ======              =====

Property and casualty statutory combined ratio:
     Before catastrophe losses ................    104.6%   102.7%               1.9%
     After catastrophe losses .................    106.8%   106.0%               0.8%

     Property and casualty segment operating income was lower than in 2000 due primarily to adverse experience on homeowners business. During 2001, the Company's increase in average voluntary automobile insurance premium per policy nearly kept pace with the increase in average loss costs for the current accident year. The Company's plans to implement tiered rating systems based on customers' credit ratings for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market. The Company is continuing to approach the pricing and underwriting of its homeowners products aggressively, to accelerate margin recovery. And, due to homeowners loss experience in the fourth quarter of 2001, the Company has identified additional initiatives. Actions include further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, limited coverage of new homeowners business to educators in certain areas, reinspection of the homeowners book of business and redesign of the Company's claim handling procedures. An adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina, including interest, reduced the Company's property and casualty segment operating income by $1.9 million after tax in 2000.

     The property and casualty combined ratio before catastrophes of 104.6% was
1.9 percentage points higher than 2000, reflecting the factors cited above. Catastrophe losses in 2001 were $7.3 million after tax, including a net benefit of $0.7 million after tax due to favorable development of reserves for 2000 catastrophe losses. Incurred catastrophe losses were $10.5 million after tax in 2000. Increases in reserves for property and casualty claims occurring in prior years, excluding involuntary business, were $9.4 million after tax in 2001, compared to $13.6 million after tax in 2000. In 2001, reserves were increased $10.7 million after tax, including involuntary business, for property and casualty claims occurring in prior years, compared to an increase of $14.8 million after tax in 2000 representing a decrease of approximately 1.4 percentage points in the combined ratio including catastrophes.

     Annuity segment operating income in 2001 reflected reduced fee income related to decreases in both variable annuity market values and surrender charges for fixed and variable annuities. In addition, operating expenses increased in 2001, reflecting the growth in annuity business volume. For 2001, the net interest margin was slightly more than the prior year while fees and contract charges earned decreased 12.4%. These factors were offset by (i) the favorable impact of financial market performance on valuations of deferred policy acquisition costs and valuation of business acquired and (ii) the release of reserves for certain annuity contracts on payout status. In 2000, annuity segment operating income was reduced by $1.0 million due to mortality experience on annuity contracts on payout status primarily as a result of application of a more accurate reserving model. Variable annuity accumulated deposits were $1.0 billion at December 31, 2001, $26.7 million, or 2.6%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was $61.9 million, or 4.6%, greater than December 31, 2000.

     Life insurance earnings increased compared to 2000 due primarily to better than expected mortality and group disability results, as well as the $1.7 million reserve reduction recorded in 2001.

     In 2001, the Corporate and Other Expense category in the preceding table reflected (i) an after-tax charge of $2.7 million related to problems with the life insurance tax status of certain of the Company's life policies and also
(ii) a $3.0 million reduction of the Company's tax provision reflecting the release of excess tax provision previously recorded. In 2000, the Corporate and Other Expense category reflected higher holding company expenses, including charges related to the chief executive officer transition.

     Net Income
                          Net Income Per Share, Diluted

                                                 Year Ended      Growth Over
                                                 December 31,    Prior Year
                                               -------------   ----------------
                                                2001    2000   Percent   Amount
                                               -----    ----   -------   ------
Operating income ...........................   $0.87   $0.61     42.6%    $0.26
Realized investment losses .................   (0.15)  (0.15)      --        --
Restructuring charges ......................   (0.12)  (0.04)             (0.08)
Litigation charges .........................      --   (0.12)              0.12
Adjustment to the provision
  for prior years' taxes ...................    0.03    0.21              (0.18)
                                               -----   -----              -----
     Net income ............................   $0.63   $0.51     23.5%    $0.12
                                               =====   =====              =====

     Net income, which includes realized investment gains and losses, restructuring charges, litigation charges and adjustments to the provision for prior years' taxes, for the year ended December 31, 2001 increased by $4.8 million, or 23.1%, and net income per diluted share increased by 23.5% compared to 2000. This change included the $10.5 million increase in operating income. After-tax realized investment losses were comparable for the two periods. As discussed above in "Income Tax Expense", net income reflected resolution of federal income tax exposures which increased net income by $1.3 million and $8.7 million for the years ended December 31, 2001 and 2000, respectively. In addition, net income in 2000 reflected an after-tax charge of $5.0 million due to litigation regarding the Company's disability insurance product.

     The Company recorded restructuring charges in both 2001 and 2000. As described in "Insurance Premiums and Contract Charges," in 2001 the Company reached conclusion on its strategic direction for automobile business in the state of Massachusetts. On December 31, 2001, Horace Mann ceased writing automobile business in that state. On October 18, 2001 the Company paid $6.4 million to the Commonwealth Automobile Reinsurers ("C.A.R.") as full payment of its proportionate liability to C.A.R. for policy years 2002 and beyond. That payment and other related expenses of approximately $1 million resulted in an after-tax charge of $4.7 million, or $0.12 per share, reflected as a non-operating income restructuring charge. All of the restructuring charges incurred in 2001 related to Massachusetts automobile business were paid by December 31, 2001. In 2000, the Company recorded an after-tax charge of $1.5 million, or $0.04 per share, as a result of the restructuring of the Company's group insurance business and its credit union marketing group. Restructuring charges have been separately identified in the Statements of Operations for the years ended December 31, 2001 and 2000.

     Return on shareholders' equity was 8% based on operating income and 6% based on net income for the 12 months ended December 31, 2001.

     Status of Litigation Regarding Disability Insurance

     In December 2000, the Company recorded an after-tax charge of $5.0 million, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is a class action on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. In

July 2001, the Company submitted a settlement agreement to the court which was mutually agreed upon by all parties to this lawsuit. The settlement, which provides additional benefits for current policyholders and compensation to those who demonstrate they did not understand what they purchased, was approved by the court on October 31, 2001. The settlement was finalized on November 30, 2001 and is being administered. While the actual costs incurred by the Company to resolve this litigation could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at this time and on the settlement agreement approved by the court in October 2001, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the years ended December 31, 2001 and 2000.

Results of Operations -- Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                               Year Ended        Growth Over
                                              December 31,       Prior Year
                                            ---------------   ----------------
                                             2000     1999    Percent   Amount
                                            ------   ------   -------   ------
Automobile and property (voluntary) ....    $473.2   $470.7     0.5%    $ 2.5
Annuity deposits .......................     206.4    205.7     0.3%      0.7
Life ...................................     121.8    120.4     1.2%      1.4
                                            ------   ------             -----
     Subtotal - core lines .............     801.4    796.8     0.6%      4.6
Involuntary and other
  property & casualty ..................      20.3     24.4   -16.8%     (4.1)
                                            ------   ------             -----
     Total .............................    $821.7   $821.2     0.1%    $ 0.5
                                            ======   ======             =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                              Year Ended         Growth Over
                                              December 31,       Prior Year
                                            ---------------   ----------------
                                             2000     1999    Percent   Amount
                                            ------   ------   -------   ------
Automobile and property (voluntary) ....    $469.4   $465.0     0.9%    $ 4.4
Annuity ................................      17.0     16.7     1.8%      0.3
Life ...................................      91.7     87.3     5.0%      4.4
                                            ------   ------             -----
       Subtotal - core lines ...........     578.1    569.0     1.6%      9.1
Involuntary and other
   property & casualty .................      20.6     26.1   -21.1%     (5.5)
                                            ------   ------             -----
       Total ...........................    $598.7   $595.1     0.6%    $ 3.6
                                            ======   ======             =====

     In 2000, premiums written and contract deposits for the Company's core lines increased slightly compared to 1999, reflecting growth in each of the Company's segments. This comparison includes the North Carolina settlement described below. However, premiums written and contract deposits for the fourth quarter of 2000 increased 3.6% over a year earlier, including a 13.2% growth in new annuity deposits.

     At December 31, 2000, the Company's exclusive agency force totaled 978, an 11.5% decline from a year earlier. The number of experienced agents in the agency force, 668, was down 5.6% at December 31, 2000, compared to a year earlier. The Company had higher than normal terminations of new and experienced agents in 2000, but those agents were generally the Company's less productive agents. As a result, overall agent productivity began to increase. The Company began the process of changing what is expected from its agents. Through 2000, agent compensation focus and rewards centered around profitability, service and tenure with the Company. The new direction will continue to focus on profitability but will also place a greater emphasis on individual agent productivity, new premium growth, educator business, cross-selling and business retention. In addition, the Company's agency management team has been strengthened through the promotions of several of its most experienced and capable agents. Hiring of new agents during 2000 kept pace with the prior year. In 2000, modifications were made to agent recruiting and the new agents' finance programs. And in 2001, new compensation plans for all agents and agency managers will be implemented. Management believes these actions along with other strategic initiatives will have a positive impact on agent productivity in the future.

     In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. Horace Mann's portion of the adverse settlement, recorded in the first and fourth quarters of 2000, was $3.0 million pretax, comprised of $2.3 million premium refunds and $0.7 million interest charges. North Carolina was the Company's second largest property and casualty state representing approximately 7% of total premiums for the year ended December 31, 2000.

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

     For the first time since the fourth quarter of 1998, annuity contract deposits exceeded the same quarters in the prior year in both the third and fourth quarters of 2000. The growth of 13.2% compared to the fourth quarter of 1999 included 44.7% growth in new single premium and rollover deposits. In May 2000, the Company introduced two additional variable mutual fund investment options. In September 2000, in time for the important back-to-school selling season, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that assists educator customers in selecting the best retirement investment options for their individual needs and circumstances.

     Compared to full year 1999, new annuity deposits increased 0.3%, reflecting a 7.1% increase in new single premium and rollover deposits and a 2.1% decrease in scheduled deposits received. New deposits to variable annuities decreased 6.3% and new deposits to fixed annuities were 11.5% higher than 1999. Variable annuity accumulated funds on deposit at December 31, 2000 were $1.0 billion, $96.6 million less than a year earlier, an 8.5% decrease. Variable annuity accumulated deposit retention decreased 4.4 percentage points over the 12 months to 84.1%. However, this retention for the last three months of 2000 showed improvement at 87.3% following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended December 31, 2000 was 88.7%, 3.6 percentage points lower than the same period a year earlier; also showing some improvement in the last three months of 2000 at 89.3%. Over the 12 months of 2000, the number of annuity contracts outstanding increased 3.2%, or 4,000 contracts.

     At December 31, 2000, approximately 71% of accumulated variable annuity funds on deposit were in the Company's Equity and Balanced mutual funds. Investment returns for these two funds were less than their comparable Lipper average returns in recent periods contributing to the higher level of surrenders in 2000 compared to 1999. In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds.

     Life premium growth was 1.2% for the year ended December 31, 2000, compared to 1999. The life insurance in force lapse ratio was 9.0% for the twelve months ended December 31, 2000, compared to 8.3% for the same period a year earlier. Both premium growth and the lapse ratio reflect the shift in new business over the prior 18 months from whole life to term life insurance.

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

     Benefits, Claims and Settlement Expenses

                                           Year Ended        Growth Over
                                           December 31,      Prior Year
                                         ---------------   ----------------
                                          2000      1999   Percent   Amount
                                         ------   ------   -------   ------
Property and casualty...............     $417.4   $374.9    11.3%    $42.5
Annuity.............................        1.6       --               1.6
Life................................       47.0     41.3    13.8%      5.7
                                         ------   ------             -----
   Total............................     $466.0   $416.2    12.0%    $49.8
                                         ======   ======             =====

Property and casualty
   statutory loss ratio:
       Before catastrophe losses....       81.9%    72.4%              9.5%
       After catastrophe losses.....       85.2%    76.3%              8.9%

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

     In 2000, the higher level of non-catastrophe property losses included: non-catastrophe weather-related property claims; greater-than-expected fire losses; and losses on lower value homes. The fourth quarter of 2000 was affected by severe winter weather experienced in many areas of the country. The non-catastrophe property loss ratio by quarter and for the full year was as follows:

                                                      Growth Over
                                        2000   1999   Prior Year
                                        ----   ----   -----------
Non-catastrophe property
   loss ratio for the:

       Quarter ended March 31.......    79.0%  81.9%     -2.9%
       Quarter ended June 30........    91.4%  72.8%     18.6%
       Quarter ended September 30...    82.8%  78.1%      4.7%
       Quarter ended December 31....    80.7%  53.3%     27.4%

       Year ended December 31.......    83.4%  71.0%     12.4%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and continued to implement pricing, underwriting and loss control initiatives. Although the Company's actions began to have a positive impact in 2000, management expected that the full impact of these changes would not be realized until well into 2001. Management anticipated that these actions would enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

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

     During the fourth quarter of 2000, the Company also completed a thorough review of its life and annuity reserves. The increase in annuity benefits of $1.6 million recorded in 2000 represented mortality experience on annuity contracts on payout status of which $1.3 million resulted from the application of a more refined reserving model.

     Life mortality experience was somewhat higher in 2000 than in 1999. The largest single item which caused the increase in life segment benefits was due to positive experience in 1999 on a small closed block of individual accident and health policies.

     Interest Credited to Policyholders

                                                Year Ended         Growth Over
                                                December 31,       Prior Year
                                               -------------    ----------------
                                                2000    1999    Percent   Amount
                                               -----   -----    -------   ------
Annuity...................................     $66.1   $67.2     -1.6%    $(1.1)
Life......................................      26.5    24.4      8.6%      2.1
                                               -----   -----              -----
   Total..................................     $92.6   $91.6      1.1%    $ 1.0
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

     The total corporate expense ratio on a statutory accounting basis was 24.2% for the year ended December 31, 2000, 2.1 percentage points higher than in 1999. The property and casualty expense ratio was 20.8% for the year ended December 31, 2000, compared to 19.8% in 1999. The increase in these expense ratios primarily reflected the modest level of premium growth, which was lower than anticipated, while statutory expenses for the Company increased 9.7% including the items described above.

     Amortization of Policy Acquisition Expenses and Intangible Assets

     For 2000, the combined amortization of policy acquisition expenses and intangible assets of $64.8 million increased by $11.6 million, or 21.8%, compared to 1999.

     Amortization of intangible assets increased to $8.8 million for the year ended December 31, 2000, compared to $0.2 million for 1999, reflecting the higher level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"). The negative amortization of Annuity VIF for the full year 1999 included a $6.2 million reduction due to favorable experience identified in 1999. The $5.2 million Annuity VIF amortization recorded for 2000 reflected the scheduled increase in amortization, the effect of higher than expected annuity surrenders in 2000 and the lower than expected market value appreciation on the in force annuity business. Annuity VIF amortization was $(4.2) million, $2.0 million and $5.6 million for the twelve months ended December 31, 1999, 1998 and 1997, respectively. The negative Annuity VIF amortization in 1999 was partially offset by a $3.4 million increase in the amortization of annuity policy acquisition costs deferred after the 1989 acquisition of the Company. The amortization of the value of property and casualty business acquired in the 1989 acquisition of the Company was completed in the third quarter of 1999; amortization was $0.7 million for 1999.

     Policy acquisition expenses amortized for the year ended December 31, 1999 of $53.0 million were $3.0 million lower than in 2000 including a $1.5 million reduction recorded in 1999 to reflect favorable life mortality estimates which resulted in higher anticipated future gross profits.

     Income Tax Expense

     Excluding the benefit in 2000 and the expense in 1999 related to the Company's previously announced dispute with the Internal Revenue Service ("IRS") regarding tax years 1994 though 1997, the effective income tax rate was -24.7% for the year ended December 31, 2000, compared to 30.9% for 1999.

     Interest of $2.1 million on refunds from the IRS for federal tax years 1994 and 1995 reduced the 2000 effective income tax rate 22.1 percentage points. The refunds resulted from issues separate from the Company's dispute with the IRS regarding tax years 1994 through 1997. Income from investments in tax-advantaged securities reduced the effective income tax rate 45.1 and 4.6 percentage points for the years ended December 31, 2000 and 1999, respectively. While the amount of income from investments in tax-advantaged securities in 2000 was comparable to a year earlier, the reduced level of income before income taxes in 2000 resulted in this having a more significant impact on the effective income tax rate.

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

     Operating Income

     For the year ended December 31, 2000, operating income (net income before the after-tax impact of realized investment gains and losses, restructuring charges, litigation charges and provision for prior years' taxes) decreased 64.5%, or $45.6 million, and operating income per share on a diluted basis of $0.61 decreased 64.1%, or $1.09 per share, compared to the prior year.

     Full year 2000 operating income was significantly affected by the following factors that occurred in the fourth quarter.
     . $16.1 million after-tax strengthening of prior years' reserves for property and casualty claims;
     . $2.9 million after tax of additional weather-related automobile and property losses in December, compared to typical experience for that month;
     . $1.6 million after-tax charge related to life and annuity reserves as well as the deferred acquisition costs and value of insurance in force assets related to those segments;
     . An after-tax charge of $0.7 million representing all remaining expenses related to the Company's change of chief executive officer during 2000;
     . An after-tax write-off of $2.3 million in book value of personal computers and previously capitalized software development costs; and
     .    A benefit of $2.1 million for interest on refunds from the IRS.

     Operating income for the full year 2000 was also affected adversely by five items from the first nine months of the year. (1) In the second quarter of 2000, there was a higher level of non-catastrophe property losses including: losses on lower value homes; non-catastrophe weather-related property claims; and greater-than-expected fire losses. (2) Property and casualty reserve releases in 2000 through September 30 were lower than those for the first nine months of 1999. (3) In the third quarter of 2000, there was a deterioration in voluntary automobile loss trends. (4) In the first nine months of 2000, holding company expenses were higher than the prior year including expenses attributable to the chief executive officer transition and costs to support business growth initiatives. And, (5) the Company's portion of the adverse automobile insurance rate settlement in North Carolina, as described above, of $1.6 million after tax, or approximately $0.04 per share, was recorded in the first quarter of 2000. (The full year charge was $1.9 million after tax, or $0.05 per share.) In addition, operating income comparisons to 1999 were adversely impacted by non-recurring items in the first quarter of 1999, primarily in the life segment, totaling approximately $0.04 per share, and a significant decrease in the fourth quarter of 1999 in the amortization of Annuity VIF to reflect experience and trends, which increased annuity segment operating income by approximately $0.10 per share in 1999.

     Operating income by segment was as follows:

                                                   Year Ended         Growth Over
                                                   December 31,        Prior Year
                                                 ---------------   ----------------
                                                  2000     1999    Percent   Amount
                                                 ------   ------   -------   ------
Property & casualty
  Before catastrophe losses...................   $ 19.4   $ 52.2    -62.8%   $(32.8)
  Catastrophe losses, after tax...............    (10.5)   (12.7)               2.2
                                                 ------   ------             ------
       Total including catastrophe losses.....      8.9     39.5    -77.5%    (30.6)
Annuity  .....................................     19.3     27.3    -29.3%     (8.0)
Life .........................................     12.9     14.6    -11.6%     (1.7)
Corporate and other expense...................     (9.4)    (4.4)              (5.0)
Interest expense, after tax...................     (6.6)    (6.3)              (0.3)
                                                 ------   ------             ------
       Total..................................   $ 25.1   $ 70.7    -64.5%   $(45.6)
                                                 ======   ======             ======
       Total before catastrophe
         losses...............................   $ 35.6   $ 83.4    -57.3%   $(47.8)
                                                 ======   ======             ======

Property and casualty
   statutory combined ratio:
     Before catastrophe losses................    102.7%    92.2%              10.5%
     After catastrophe losses.................    106.0%    96.1%               9.9%

     Property and casualty segment operating income was lower than in 1999 primarily due to strengthening of prior years' reserves versus reserve releases in 1999, a higher level of non-catastrophe property losses, a deterioration in voluntary automobile loss trends in the third quarter of 2000, and an adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina. The Company's portion of this settlement, including interest, was $1.9 million after tax. Property and casualty segment earnings for 2000 also were affected negatively by lower than expected business volume in the automobile line partially offset by a $2.2 million decrease in after-tax catastrophe losses. During 2000, the Company's average voluntary automobile insurance premium per policy increased 1% while average loss costs increased 2%, compared to the prior year. The Company's plans to implement credit-based automobile and homeowners rates were on track at December 31, 2000, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market.

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

     Net Income

                          Net Income Per Share, Diluted

                                             Year Ended         Growth Over
                                             December 31,        Prior Year
                                           ---------------   ----------------
                                            2000     1999    Percent   Amount
                                           ------   ------   -------   ------
Operating income........................   $ 0.61   $ 1.70    -64.1%   $(1.09)
Realized investment losses..............    (0.15)   (0.13)             (0.02)
Restructuring charges...................    (0.04)      --              (0.04)
Litigation charges......................    (0.12)   (0.02)             (0.10)
Provision for prior years' taxes........     0.21    (0.48)              0.69
                                           ------   ------             ------
   Net income...........................   $ 0.51   $ 1.07    -52.3%   $(0.56)
                                           ======   ======             ======

     Net income, which includes realized investment gains and losses, restructuring charges, litigation charges and the provision for prior years' taxes, for the year ended December 31, 2000 decreased by $23.7 million, or 53.3%, and net income per diluted share decreased by 52.3% compared to 1999. This change included the $45.6 million decline in operating income partially offset by the $8.7 million benefit in 2000 related to prior years' taxes compared to the $20.0 million provision recorded in 1999 (see the description above). Net income in 2000 also reflected $6.4 million of after-tax realized investment losses, compared to $5.2 million of after-tax realized investment losses in 1999.

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

     (3) The Company recorded litigation charges in both 2000 and 1999. In December 2000, the Company recorded an after-tax charge of $5.0 million, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. While the actual costs for the Company to resolve this issue could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at the time, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2000. During the second quarter of 2000, all remaining suits that had been filed in Alabama related to life insurance policies were settled at a cost of $0.1 million after tax and after receipt of insurance proceeds. In 1999, a charge of $1.0 million after tax and after receipt of insurance proceeds was recorded for the litigation in Alabama.

     Return on shareholders' equity was 6% based on operating income and 5% based on net income for the 12 months ended December 31, 2000.

Liquidity and Financial Resources

     Special Purpose Entities

     At December 31, 2001, 2000 and 1999, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 19% of the common shares outstanding, is the investment adviser for two of the mutual funds offered to the Company's annuity customers.

     Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At December 31, 2001, fixed income securities represented 96.3% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.4% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 2001.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 5.0 years at December 31, 2001 and 4.4 years at December 31, 2000. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

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

        Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was approximately $25 million more than in 2000, primarily reflecting a recovery of federal income tax amounts in the current year compared to payments made in 2000.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Operating cash flow reflects payments on these leases of approximately $8 million for each of the years ended December 31, 2001, 2000 and 1999. It is anticipated that the Company's payments under operating leases in 2002 will be comparable to prior years. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2002 without prior approval are approximately $40 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

     For the year ended December 31, 2001, receipts from annuity contracts increased 15.8%. Annuity contract maturities and withdrawals decreased $134.0 million, or 42.9%, compared to 2000 including decreases of 53.6% and 40.8% in surrenders of variable and fixed annuities, respectively. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuities was 92.4% and 93.4%, respectively, for the 12 month period ended December 31, 2001. Net transfers to variable annuity assets increased $82.0 million compared to 2000 reflecting the Company's expansion of its variable investment options.

     The Company did not repurchase shares of its common stock under its stock repurchase program during 2001, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. In 2000, 1,082,400 shares were repurchased at an aggregate cost of $15.1 million. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of December 31, 2001, $96.3 million remained authorized for future share repurchases.

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

     The NAIC has codified statutory accounting practices, which constitute the only source of prescribed statutory accounting practices and were effective January 1, 2001. Codification changed prescribed statutory accounting practices and resulted in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of domicile of the Company's principal operating subsidiaries, Illinois, California and Texas, have adopted the NAIC's codification. As a result of adopting the NAIC codification, the Company's statutory surplus of its insurance subsidiaries increased approximately $19 million primarily due to the allowance of deferred tax recoverables under codification.

     The total capital of the Company was $612.0 million at December 31, 2001, including $99.8 million of long-term debt and $53.0 million of short-term debt. Total debt represented 26.1% of capital (excluding unrealized investment gains and losses) at December 31, 2001, which was slightly higher than the Company's target operating range of 20% to 25%.

     Shareholders' equity was $459.2 million at December 31, 2001, including an unrealized gain in the Company's investment portfolio of $26.3 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $864.4 million and $21.22, respectively, at December 31, 2001. Book value per share was $11.27 at December 31, 2001, $10.62 excluding investment fair value adjustments. At December 31, 2000, book value per share was $10.56, $10.66 excluding investment fair value adjustments. The increase over the 12 months included the effects of unrealized investment gains and losses. Excluding these items, book value per share was slightly lower than a year earlier.

     In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (BBB+), Fitch, Inc. ("Fitch") (A-), and Moody's Investors Service, Inc. ("Moody's") (Baa2) and are traded on the New York Stock Exchange (HMN 6 5/8). As a result of factors impacting the Company's earnings for the three months ended December 31, 2000, S&P placed the Company's "A-" debt rating on "CreditWatch with negative implications" and Fitch placed the Company's "A" debt rating on "Rating Watch Negative" in January 2001 and February 2001, respectively. In April 2001, Fitch reaffirmed their "A" rating and identified the outlook for the rating as "Stable". However, as a result of factors impacting the Company's earnings for the three months ended June 30, 2001, Fitch downgraded the rating to "A-" in August 2001 and identified the outlook for the rating as "Stable". In August 2001, S&P downgraded their rating to "BBB+" and identified the outlook for the rating as "Stable". Moody's issued a statement in February 2001 affirming their "Baa1" rating and identified the outlook for the rating as "Stable". However, in February 2002 Moody's downgraded the debt rating to "Baa2" and identified the outlook for the rating as "Stable".

     As of December 31, 2001 and December 31, 2000, the Company had short-term debt of $53.0 million and $49.0 million, respectively, outstanding under the Bank Credit Facility. The Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.3% to 0.5% or Bank of America National Trust and Savings Association reference rates through December 31, 2001. The rate on the borrowings under the Bank Credit Facility was Interbank Offering Rate plus 0.4%, or 2.4%, as of December 31, 2001. The Company's earnings in the fourth quarter of 2000 could have caused a breach of a financial covenant of the Company's Bank Credit Facility in 2001 but, in the first quarter of 2001, the lender agreed to modify that covenant for the first, second and third quarters of 2001. As a result of earnings for the second quarter of 2001, and again based on third quarter 2001 earnings, the lender agreed to further modify that covenant. The commitment for the Bank Credit Facility terminated on December 31, 2001. However, in November 2001, management completed negotiation of an amendment to the existing Bank Credit Facility extending it through June 30, 2002. The amendment extending the term of the commitment for the Bank Credit Facility also modified the rate on the borrowings under it to be Interbank Offering Rate plus 0.75%, or 2.7%, as of January 1, 2002. Management is reviewing its capital market alternatives and believes that the Company will be able to obtain replacement financing for the Bank Credit Facility. The Company cannot predict on what terms and conditions such financing would be available, and the availability of alternative financing, in the form of long-term debt instruments or a replacement credit facility, is always subject to prevailing market conditions at the time of securing such financing.

     The Company's ratio of earnings to fixed charges for the year ended December 31, 2001 was 4.0x compared to 2.0x for the prior year.

     Total shareholder dividends were $17.1 million for the year ended December 31, 2001. In February 2002, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

     The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $11.0 million up to $47.4 million with the Florida Hurricane Fund, based on the Fund's resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100 million equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit.

     At the time of this Report on Form 10-K, management is in what it believes to be the final stages of negotiating a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. The terms of the three year agreement are expected to be similar to the prior equity put and reinsurance agreement. Before tax benefits, the proposed equity put coverage of $75 million would provide a source of capital for up to $115 million of catastrophe losses above the reinsurance coverage limit. The Company would also have the option, in place of the equity put, to require the Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Fees related to this equity put option, which are charged directly to additional paid-in capital, are estimated to increase to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement. An additional provision of this agreement would prevent Horace Mann's exercise of the option in the event it's S&P financial strength rating was below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at December 31, 2001.

     The cost of the Company's catastrophe reinsurance coverage program for 2002 increased approximately 50%, or $2.0 million, compared to 2001 as a result of the effects on the reinsurance market of the September 11, 2001 terrorist attacks. However the increase was manageable and 48% of the Company's traditional coverage for catastrophe losses has rates which are fixed through 2003. The cost of the Company's entire property and casualty reinsurance program for 2002 increased approximately 35%, or $2.5 million, compared to 2001.

Insurance Financial Ratings and IMSA Certification

     As disclosed in the 2000 Form 10-K, certain ratings of the Company's insurance subsidiaries were under review as a result of the Company's earnings for the three months ended December 31, 2000. Management also initiated discussions with each of the agencies rating its insurance subsidiaries as a result of earnings reported for the quarter ended June 30, 2001. At the time of this Report on Form 10-K, these reviews have been completed by all agencies.

     A.M. Best Company, Inc. ("A.M. Best") has rated each of the Company's property and casualty subsidiaries "A+ Superior" and has rated the Company's principal life insurance subsidiary "A (Excellent)." A.M. Best's annual review of Horace Mann's ratings is currently scheduled for April 2002.

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

     As of 2001, Horace Mann is one of only two insurance groups that have been named to The Ward's Financial Group's ("Wards") Top 50 for both its property and casualty and life subsidiaries in each of the last eight years. Identified annually, the Top 50 represent benchmark groups of 50 life insurance companies and 50 property and casualty insurance companies that, over the prior five years, have in Ward's opinion excelled at balancing safety, consistency and performance.

     In July 2001, Horace Mann Life Insurance Company, the Company's principal life insurance subsidiary, earned membership in the Insurance Marketplace Standards Association ("IMSA"). IMSA is an independent, voluntary association created by the life insurance industry to promote high standards of ethical market conduct in advertising, sales and service for individual life, annuity and long-term care products. To earn IMSA certification, HMLIC underwent self-and independent third-party assessments to demonstrate that it has adopted IMSA's principles of ethical behavior. HMLIC is an IMSA member for three years, after which it must demonstrate continuous improvement and repeat the self- and independent assessment process to retain its membership. As of December 31, 2001, fewer than 250 companies had earned IMSA membership.

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

     Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that 1) have similar characteristics to the liabilities they support; 2) are diversified among industries, issuers and geographic locations; and 3) are predominately investment-grade fixed maturity securities. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2001, 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and 80% supported the life and annuity business. For a discussion regarding the Company's investments see "Business--Investments."

     The Company's life and annuity operating earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

     Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2001, the duration of the investment portfolio was approximately 5.0 years, and the duration of insurance liabilities was approximately 4.7 years.

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

     The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2001, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would increase by approximately $10 million after tax, 3% of shareholders' equity. A 100 basis point increase would decrease fair value of assets and liabilities by $16 million after tax, 5% of shareholders' equity. At December 31, 2000, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would increase by approximately $9 million after tax, 3% of shareholders' equity. A 100 basis point increase would decrease fair value of assets and liabilities by $13 million after tax, 4% of shareholders' equity. In both cases, these changes in interest rates assume a parallel shift in the yield curve.

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

Recent Accounting Changes

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", effective for all business combinations initiated after June 30, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires the purchase method of accounting be used for all business combinations. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. The Company has not determined the impact, if any, that the goodwill impairment testing prescribed by these statements will have on its consolidated financial position or results of operations. Amortization of goodwill was $1.6 million for the year ended December 31, 2001. As of December 31, 2001, the Company's Consolidated Balance Sheet reflected goodwill of $47.4 million.

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

Effects of Inflation and Changes in Interest Rates

     The Company's operating results are affected significantly in at least three ways by changes in interest rates and inflation. First, inflation directly affects property and casualty claims costs. Second, the investment income earned on the Company's investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed-income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity and interest-sensitive life products, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis.

Effects of Recession

     The Company markets its products primarily to educators and other employees of public schools and their families located throughout the United States of America. Although this market is affected by school budgetary constraints, as well as general economic downturns that result in decreased purchases of new automobiles and homes and reductions in individual savings, management believes that this market historically has continued to purchase insurance even in periods of recession. Historically, despite changing economic conditions, sales of insurance products to the Company's market have remained stable or increased, suggesting continuation of this historical trend.

          REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

                        Horace Mann Educators Corporation

     The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2001, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999 have been prepared by management, which is responsible for their integrity and reliability. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based upon management's best estimates and judgements. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

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

     In connection with their annual audits, independent certified public accountants perform an examination, in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of the system of internal control to the extent necessary to form an independent opinion on the fairness of presentation of the financial statements prepared by management.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2001, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 2001, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                             /s/ KPMG LLP
                                                             -------------------
                                                             KPMG LLP

Chicago, Illinois
February 7, 2002

                        HORACE MANN EDUCATORS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                     As of December 31, 2001, 2000 and 1999

                             (Dollars in thousands)

                                                                2001           2000            1999
                                                             -----------    -----------    -----------
                                     ASSETS
Investments
  Fixed maturities, available for sale, at fair value
    (amortized cost 2001, $2,726,831; 2000,
    $2,615,156; 1999, $2,575,403) ........................   $ 2,769,867    $ 2,607,738    $ 2,507,280
  Short-term and other investments .......................       107,445         99,728        122,929
  Short-term investments, loaned securities collateral ...        98,369        204,881             --
                                                             -----------    -----------    -----------
       Total investments .................................     2,975,681      2,912,347      2,630,209
Cash .....................................................        33,939         21,141         22,848
Accrued investment income and premiums receivable ........       112,746        101,405         92,755
Value of acquired insurance in force and goodwill ........        85,789         92,260        102,068
Deferred policy acquisition costs ........................       157,776        141,604        130,192
Other assets .............................................       114,665        116,756        144,061
Variable annuity assets ..................................     1,008,430      1,035,067      1,131,713
                                                             -----------    -----------    -----------
       Total assets ......................................   $ 4,489,026    $ 4,420,580    $ 4,253,846
                                                             ===========    ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
   Fixed annuity contract liabilities ....................   $ 1,278,137    $ 1,217,756    $ 1,238,379
   Interest-sensitive life contract liabilities ..........       518,455        481,140        443,309
   Unpaid claims and claim expenses ......................       314,295        308,881        309,604
   Future policy benefits ................................       179,109        180,049        179,157
   Unearned premiums .....................................       185,569        174,428        170,845
                                                             -----------    -----------    -----------
       Total policy liabilities ..........................     2,475,565      2,362,254      2,341,294
Other policyholder funds .................................       123,434        122,233        126,530
Other liabilities ........................................       269,640        324,312        110,698
Short-term debt ..........................................        53,000         49,000         49,000
Long-term debt ...........................................        99,767         99,721         99,677
Variable annuity liabilities .............................     1,008,430      1,035,067      1,126,505
                                                             -----------    -----------    -----------
       Total liabilities .................................     4,029,836      3,992,587      3,853,704
                                                             -----------    -----------    -----------
Preferred stock, $0.001 par value, authorized
   1,000,000 shares; none issued .........................            --             --             --
Common stock, $0.001 par value, authorized
   75,000,000 shares; issued, 2001, 60,076,921;
   2000, 59,859,053; 1999, 59,292,053 ....................            60             60             59
Additional paid-in capital ...............................       341,052        338,243        333,892
Retained earnings ........................................       461,139        452,624        449,023
Accumulated other comprehensive income
   (loss), net of taxes:
     Net unrealized gains (losses) on fixed
       maturities and equity securities ..................        26,336         (4,038)       (40,016)
     Minimum pension liability adjustment ................       (11,438)          (937)            --
Treasury stock, at cost, 2001 and 2000, 19,341,296
   shares; 1999, 18,258,896 shares .......................      (357,959)      (357,959)      (342,816)
                                                             -----------    -----------    -----------
       Total shareholders' equity ........................       459,190        427,993        400,142
                                                             -----------    -----------    -----------
       Total liabilities and shareholders' equity ........   $ 4,489,026    $ 4,420,580    $ 4,253,846
                                                             ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)

                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                           2001            2000            1999
                                                       ------------    ------------    ------------

Insurance premiums written and contract deposits ...   $    875,566    $    821,653    $    821,209
                                                       ============    ============    ============

Revenues
   Insurance premiums and contract charges earned ..   $    615,242    $    598,714    $    595,128
   Net investment income ...........................        199,267         192,396         188,267
   Realized investment losses ......................        (10,019)         (9,906)         (7,969)
                                                       ------------    ------------    ------------

       Total revenues ..............................        804,490         781,204         775,426
                                                       ------------    ------------    ------------

Benefits, losses and expenses
   Benefits, claims and settlement expenses ........        475,583         466,048         416,186
   Interest credited ...............................         96,502          92,561          91,629
   Policy acquisition expenses amortized ...........         58,048          55,972          53,041
   Operating expenses ..............................        123,679         127,910         109,694
   Amortization of intangible assets ...............          5,774           8,769             215
   Interest expense ................................          9,250          10,204           9,722
   Restructuring charges ...........................          7,312           2,236              --
   Litigation charges ..............................             --           7,783           1,585
                                                       ------------    ------------    ------------

       Total benefits, losses and expenses .........        776,148         771,483         682,072
                                                       ------------    ------------    ------------

Income before income taxes .........................         28,342           9,721          93,354
Income tax expense (benefit) .......................          4,024          (2,438)         28,849
Provision for prior years' taxes ...................         (1,269)         (8,682)         20,000
                                                       ------------    ------------    ------------

Net income .........................................   $     25,587    $     20,841    $     44,505
                                                       ============    ============    ============

Earnings per share
   Basic ...........................................   $       0.63    $       0.51    $       1.08
                                                       ============    ============    ============
   Diluted .........................................   $       0.63    $       0.51    $       1.07
                                                       ============    ============    ============

   Weighted average number of shares
     and equivalent shares
       Basic .......................................     40,616,843      40,782,173      41,245,633
       Diluted .....................................     40,877,120      40,966,774      41,708,439

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                                                      Year Ended December 31,
                                                               -----------------------------------
                                                                  2001        2000          1999
                                                               ---------    ---------    ---------
Common stock
   Beginning balance .......................................   $      60    $      59    $      59
   Options exercised, 2001, 207,575 shares; 2000,
     557,000 shares; 1999, 17,363 shares; and
     shares awarded; 2000, 10,000 shares ...................          --            1           --
   Conversion of Director Stock Plan units, 2001,
     10,293 shares .........................................          --           --           --
                                                               ---------    ---------    ---------
   Ending balance ..........................................          60           60           59
                                                               ---------    ---------    ---------
Additional paid-in capital
   Beginning balance .......................................     338,243      333,892      336,686
   Options exercised, conversion of Director
     Stock Plan units and shares awarded ...................       3,759        5,301          362
   Catastrophe-linked equity put option premium ............        (950)        (950)        (950)
   Purchase of 8,450 warrants in 1999 ......................          --           --       (2,206)
                                                               ---------    ---------    ---------
   Ending balance ..........................................     341,052      338,243      333,892
                                                               ---------    ---------    ---------

Retained earnings
   Beginning balance .......................................     452,624      449,023      420,274
   Net income ..............................................      25,587       20,841       44,505
   Cash dividends, 2001, $0.42 per share; 2000,
     $0.42 per share; 1999, $0.3825 per share ..............     (17,072)     (17,240)     (15,756)
                                                               ---------    ---------    ---------
   Ending balance ..........................................     461,139      452,624      449,023
                                                               ---------    ---------    ---------
Accumulated other comprehensive income (loss), net of taxes:
     Beginning balance .....................................      (4,975)     (40,016)      57,327
     Change in net unrealized gains (losses) on fixed
       maturities and equity securities ....................      30,374       35,978      (97,343)
     Increase in minimum pension
       liability adjustment ................................     (10,501)        (937)          --
                                                               ---------    ---------    ---------
     Ending balance ........................................      14,898       (4,975)     (40,016)
                                                               ---------    ---------    ---------
Treasury stock, at cost
   Beginning balance, 2001, 19,341,296 shares, 2000,
     18,258,896 shares; 1999, 17,183,596 shares ............    (357,959)    (342,816)    (317,723)
   Purchase of 1,082,400 shares in 2000; 1,075,300
     shares in 1999 (See note 5) ...........................          --      (15,143)     (25,093)
                                                               ---------    ---------    ---------
   Ending balance 2001 and 2000, 19,341,296 shares;
     1999, 18,258,896 shares ...............................    (357,959)    (357,959)    (342,816)
                                                               ---------    ---------    ---------

Shareholders' equity at end of period ......................   $ 459,190    $ 427,993    $ 400,142
                                                               =========    =========    =========

Comprehensive income (loss)
   Net income ..............................................   $  25,587    $  20,841    $  44,505
   Other comprehensive income (loss), net of tax:
     Change in net unrealized gains (losses)
       on fixed maturities and equity securities ...........      30,374       35,978      (97,343)
     Increase in minimum pension
       liability adjustment ................................     (10,501)        (937)          --
                                                               ---------    ---------    ---------
         Other comprehensive income (loss) .................      19,873       35,041      (97,343)
                                                               ---------    ---------    ---------
           Total ...........................................   $  45,460    $  55,882    $ (52,838)
                                                               =========    =========    =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                               Year Ended December 31,
                                                      -------------------------------------
                                                         2001          2000         1999
                                                      -----------    ---------    ---------
Cash flows from operating activities
   Premiums collected .............................   $   642,596    $ 618,253    $ 623,762
   Policyholder benefits paid .....................      (487,619)    (465,414)    (453,353)
   Policy acquisition and
     other operating expenses paid ................      (193,713)    (187,248)    (179,951)
   Federal income taxes recovered (paid) ..........         7,520      (16,101)     (16,600)
   Investment income collected ....................       195,086      191,103      186,824
   Interest expense paid ..........................        (9,091)     (10,028)      (9,523)
   Other ..........................................        (5,922)      (6,317)      (3,013)
                                                      -----------    ---------    ---------
       Net cash provided by operating activities ..       148,857      124,248      148,146
                                                      -----------    ---------    ---------

Cash flows used in investing activities
   Fixed maturities
     Purchases ....................................    (1,140,930)    (750,928)    (698,847)
     Sales ........................................       732,076      464,305      388,644
     Maturities ...................................       283,153      243,618      286,758
   Net cash (used for) provided by
     short-term and other investments .............        (2,107)      26,814      (18,524)
                                                      -----------    ---------    ---------
       Net cash used in investing activities ......      (127,808)     (16,191)     (41,969)
                                                      -----------    ---------    ---------

Cash flows used in financing activities
   Purchase of treasury stock .....................            --      (15,143)     (25,093)
   Dividends paid to shareholders .................       (17,072)     (17,240)     (15,756)
   Principal borrowings (payments)
     on Bank Credit Facility ......................         4,000           --       (1,000)
   Repurchase of common stock warrants ............            --           --       (2,426)
   Exercise of stock options ......................         3,759        5,302          362
   Catastrophe-linked equity put option premium ...          (950)        (950)        (950)
   Annuity contracts, variable and fixed
     Deposits .....................................       239,124      206,393      205,684
     Maturities and withdrawals ...................      (178,364)    (312,365)    (247,212)
     Net transfer (to) from variable annuity assets       (53,550)      28,437       (7,676)
   Net decrease in interest-sensitive
     life account balances ........................        (5,198)      (4,198)      (1,306)
                                                      -----------    ---------    ---------
       Net cash used in financing activities ......        (8,251)    (109,764)     (95,373)
                                                      -----------    ---------    ---------

Net increase (decrease) in cash ...................        12,798       (1,707)      10,804

Cash at beginning of period .......................        21,141       22,848       12,044
                                                      -----------    ---------    ---------

Cash at end of period .............................   $    33,939    $  21,141    $  22,848
                                                      ===========    =========    =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries ("HMEC"; and together with its subsidiaries, the "Company"). HMEC and its subsidiaries have common management, share office facilities and are parties to several intercompany service agreements for management, administrative, data processing, agent commissions, agency services, utilization of personnel and investment advisory services. Under these agreements, costs have been allocated among the companies in conformity with customary insurance accounting practices consistently applied. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries file a consolidated federal income tax return, and there are related tax sharing agreements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Investments

     The Company invests primarily in fixed maturity investments. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on securities available for sale, carried at fair value, is recorded as a separate component of shareholders' equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs and value of acquired insurance in force associated with interest-sensitive life and annuity contracts.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     Short-term and other investments are comprised of policy loans, carried at unpaid principal balances; short-term fixed interest securities, carried at cost which approximates fair value; mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts; real estate acquired in the settlement of debt, carried at the lower of cost or fair value; and equity securities, carried at fair value.

     Interest income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

     Realized gains and losses arising from the sale of securities are determined based upon specific identification of securities sold. The Company reviews the fair value of the investment portfolio on a monthly basis to determine if there are any securities that have fallen below 80% of book value. This review, in conjunction with the Company's investment managers' monthly credit reports and current market data, is the basis for determining if a security has suffered an other-than-temporary decline in value. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period.

     Deferred Policy Acquisition Costs

     Deferred policy acquisition costs net of accumulated amortization were $157,776, $141,604 and $130,192 as of December 31, 2001, 2000 and 1999,
respectively.

     Acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized as follows. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15 and 20 years). For investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months). The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs, and also periodically reviews its estimations of future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and business surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

                                                        December 31,
                                               -----------------------------
                                                2001       2000        1999
                                               -------    -------    -------
Property and equipment ..................      $68,160    $62,652    $60,907
Less: accumulated depreciation ..........       38,625     33,025     30,543
                                               -------    -------    -------
  Total .................................      $29,535    $29,627    $30,364
                                               =======    =======    =======

     Value of Acquired Insurance In Force and Goodwill

     When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company (formerly Allegiance Insurance Company).

     The value of acquired insurance in force by operating segment and goodwill, net of amortization, were as follows:

                                                          December 31,
                                                --------------------------------
                                                 2001         2000        1999
                                                -------     -------     --------
Value of acquired insurance in force
  Life ....................................     $10,595     $12,434     $ 14,409
  Annuity .................................      27,798      30,812       37,027
                                                -------     -------     --------
     Subtotal .............................      38,393      43,246       51,436
Goodwill ..................................      47,396      49,014       50,632
                                                -------     -------     --------
     Total ................................     $85,789     $92,260     $102,068
                                                =======     =======     ========

                                      F-45

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The value of acquired insurance in force is being amortized over the following periods utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits. Goodwill has been amortized over 40 years on a straight-line basis through December 31, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that their values may have been diminished or impaired, these assets must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. The Company has not determined the impact, if any, that the goodwill impairment testing prescribed by these statements will have on its consolidated financial position or results of operations. Goodwill amortization was $1,618 for each of the years ended December 31, 2001, 2000 and 1999.

     For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and business surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

     The value of acquired insurance in force for investment contracts (those issued prior to August 29, 1989) is adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders' equity.

     Scheduled amortization of the December 31, 2001 balances of value of acquired insurance in force by segment over the next five years is as follows:

                                                   Year Ended December 31,
                                         ------------------------------------------
                                          2002     2003     2004     2005     2006
                                         ------   ------   ------   ------   ------
Scheduled amortization of:
  Value of acquired insurance in force
     Life ............................   $1,726   $1,625   $1,537   $1,460   $1,394
     Annuity .........................    3,779    3,785    3,917    4,037    4,140
                                         ------   ------   ------   ------   ------
       Total .........................   $5,505   $5,410   $5,454   $5,497   $5,534
                                         ======   ======   ======   ======   ======

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                      2001      2000       1999
                                                     ------    ------    -------
Interest accrued on the unamortized balance
  of value of acquired insurance in force
     Life ........................................   $  906    $1,069    $1,248
     Annuity .....................................    1,639     1,754     2,052
                                                     ------    ------    ------
       Total .....................................   $2,545    $2,823    $3,300
                                                     ======    ======    ======

Interest accrual rate
  Life ...........................................      7.9%      8.0%      8.1%
  Annuity ........................................      5.7%      5.6%      5.6%

     The accumulated amortization of intangibles as of December 31, 2001, 2000 and 1999 was $146,375, $140,601 and $131,832, respectively.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     Variable Annuity Assets and Liabilities

     Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in various mutual funds, including the Horace Mann mutual funds. In September 2000, the Company introduced 21 new investment options in its tax-deferred annuity product line. Variable annuity assets were invested in the offered mutual funds as follows:

                                                                              December 31,
                                                                  ------------------------------------
                                                                     2001         2000         1999
                                                                  ----------   ----------   ----------
Horace Mann Equity Fund
  (formerly Horace Mann Growth Fund) ..........................   $  376,081   $  428,821   $  566,932
Horace Mann Balanced Fund .....................................      292,126      315,015      404,712
Horace Mann Socially Responsible Fund .........................       71,610       75,782       59,129
Horace Mann Small Cap Growth Fund .............................       58,395       83,304       60,042
Horace Mann International Equity Fund .........................       33,491       42,512       26,040
Wilshire Large Company Growth Portfolio -
  Institutional and Investment ................................       22,823       19,036           --
Wilshire 5000 Index Portfolio - Institutional and Investment...       19,806       16,829           --
Fidelity VIP Growth Portfolio .................................       14,852        7,041           --
Horace Mann Income Fund .......................................       13,996       11,376       13,237
Fidelity VIP Index 500 Portfolio ..............................       12,105        4,915           --
Fidelity VIP Mid Cap Portfolio ................................       11,368        4,690           --
Alliance Premier Growth Portfolio .............................        9,270        4,142           --
J.P. Morgan U.S. Disciplined Equity Portfolio .................        5,738        1,845           --
Wilshire Large Company Value Portfolio ........................        5,546          500           --
T. Rowe Price Small-Cap Stock Fund ............................        5,303        1,251           --
Strong Opportunity Fund II ....................................        5,079        1,299           --
T. Rowe Price Small Cap Value Fund ............................        4,932          343           --
Strong Mid Cap Growth Fund II .................................        4,919        3,397           --
Putnam VT Vista Fund ..........................................        4,502        2,869           --
Neuberger Berman Genesis Assets Account .......................        4,369          252           --
Ariel Appreciation Fund .......................................        4,351           --           --
Fidelity VIP Investment Grade Bond Portfolio ..................        3,797          312           --
Rainier Small/Mid Cap Equity Portfolio ........................        3,579        1,444           --
Davis Value Portfolio .........................................        3,566        1,489           --
Fidelity VIP Overseas Portfolio ...............................        3,339        1,410           --
Fidelity VIP Growth & Income Portfolio ........................        3,152          820           --
Credit Suisse Small Cap Growth Portfolio ......................        2,926        1,640           --
Horace Mann Short-Term Investment Fund ........................        2,797        2,274        1,621
Ariel Fund ....................................................        2,499           --           --
Wilshire Small Company Value Portfolio ........................        1,279           70           --
Wilshire Small Company Growth Portfolio .......................          428          128           --
Fidelity VIP High Income Portfolio ............................          406          261           --
                                                                  ----------   ----------   ----------

  Total variable annuity assets ...............................   $1,008,430   $1,035,067   $1,131,713
                                                                  ==========   ==========   ==========

     The investment income, gains and losses of these accounts accrue directly to the policyholders and are not included in the operations of the Company.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

     Unpaid Claims and Claim Expenses

     Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses. At December 31, 2001, 99.3% of the Company's liabilities for property and casualty unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims.

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

     In the fourth quarter of 2000, the Company conducted a comprehensive review of all components of its property and casualty reserves. As a result of that review, the Company recorded a net strengthening of these reserves in 2000 of $22,658, as shown in the reconciliation of beginning and ending reserves located within this Note to Financial Statements. The strengthening primarily reflected a $17,000 reduction of ceded reserves. This reduction of the ceded reserves was related to automobile facility business in four states, primarily Massachusetts.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The remaining net strengthening of prior years' reserves was primarily in the automobile line of business and was based on the further analysis of adverse trends which emerged in 2000. In 2001, the Company recorded a net strengthening of property and casualty reserves of $16,574. During the first half of 2001, the Company continued to refine its process and methods for evaluating property and casualty reserves and selected a new independent property and casualty actuarial consulting firm. During the second quarter of 2001, a comprehensive review of property and casualty loss reserving methodologies and assumptions was completed in conjunction with the new actuarial firm. Based on management's review of this further enhanced analysis and the opinion of the new actuarial firm, prior years' net reserves, predominantly related to 1999 and prior accident years, were increased by $11,000 at June 30, 2001. This consisted primarily of an $8,000 reduction in reserves to be ceded by the Company to its reinsurers and reinsurance facilities, including $1,500 related to the Company's automobile residual market business, primarily in Massachusetts; $2,000 for its voluntary automobile ceded excess liability coverage; and approximately $4,500 related to its educators excess professional liability product. At December 31, 2001, the Company increased reserves for property and casualty claims occurring in prior years by an additional $4,700. Ceded and assumed reserves were strengthened by $6,400, primarily as a result of an updated review of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. That strengthening was partially offset by $1,700 of favorable development of reserves on the Company's direct automobile business. No other unusual adjustments were made in the determination of the liabilities during the periods covered by these financial statements. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally-related items such as toxic mold. Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                            Year Ended December 31,
                                                        -------------------------------
                                                          2001       2000       1999
                                                        --------   --------   ---------
Gross reserves, beginning of year ...................   $298,896   $299,803   $ 298,929
  Less reinsurance recoverables .....................     49,056     64,410      55,890
                                                        --------   --------   ---------
Net reserves, beginning of year .....................    249,840    235,393     243,039
                                                        --------   --------   ---------
Incurred claims and claims expense:
  Claims occurring in the current year ..............    416,770    394,711     379,455
  Increase (decrease) in estimated reserves for
      claims occurring in prior years(1):
       Policies written by the Company ..............     14,574     20,858      (7,583)
       Business assumed from state
         reinsurance facilities .....................      2,000      1,800       3,000
                                                        --------   --------   ---------
           Total increase (decrease) ................     16,574     22,658      (4,583)
                                                        --------   --------   ---------
       Total claims and claims expense incurred(2)...    433,344    417,369     374,872
                                                        --------   --------   ---------
Claims and claims expense payments
  for claims occurring during:
     Current year ...................................    255,939    247,286     240,045
     Prior years ....................................    155,208    155,636     142,473
                                                        --------   --------   ---------
       Total claims and claims expense payments .....    411,147    402,922     382,518
                                                        --------   --------   ---------
Net reserves, end of period .........................    272,037    249,840     235,393
  Plus reinsurance recoverables .....................     34,104     49,056      64,410
                                                        --------   --------   ---------
Gross reserves, end of period(3) ....................   $306,141   $298,896   $ 299,803
                                                        ========   ========   =========

----------
(1) Shows the amounts by which the Company decreased or increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Favorable reserve development generally occurs as a result of subsequent adjustment of reserves to reflect additional information. Also refer to the second paragraph preceding this table for additional information regarding the increases in reserves recorded in 2001 and 2000.
(2) Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, group accident and health and corporate amounts of $42,239, $48,679 and $41,314 for the years ended December 31, 2001, 2000 and 1999, respectively, in addition to the property and casualty amounts.
(3) Unpaid claims and claims expense as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $8,154, $9,985 and $9,801 at December 31, 2001, 2000 and 1999,
     respectively, in addition to property and casualty reserves.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

                                                Year Ended December 31,
                                            ------------------------------
                                              2001       2000       1999
                                            --------   --------   --------
Claims and claims expense incurred ......   $433,344   $417,369   $374,872
Amount attributable to catastrophes .....     11,215     16,122     19,371
                                            --------   --------   --------
  Excluding catastrophes ................   $422,129   $401,247   $355,501
                                            ========   ========   ========

Claims and claims expense payments ......   $411,147   $402,922   $382,518
Amount attributable to catastrophes .....     14,200     14,200     17,400
                                            --------   --------   --------
  Excluding catastrophes ................   $396,947   $388,722   $365,118
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

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

                                                                   Year Ended December 31,
                                                              ---------------------------------
                                                                 2001        2000        1999
                                                              ---------   ---------   ---------
Net income                      As reported................   $  25,587   $  20,841   $  44,505
                                Pro forma(1)...............   $  21,169   $  18,995   $  42,907

Basic net income per share      As reported................   $    0.63   $    0.51   $    1.08
                                Pro forma..................   $    0.52   $    0.47   $    1.04

Diluted net income per share    As reported................   $    0.63   $    0.51   $    1.07
                                Pro forma..................   $    0.52   $    0.46   $    1.03

----------
(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.1%, 5.9% and 5.9%; dividend yield of 2.3%, 2.4% and 1.9%; expected lives of 10 years; and volatility of 46.0%, 53.2% and 50.3%.

     Income Taxes

     The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2001, 2000 and 1999 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

     Deferred tax assets and liabilities include provisions for unrealized investment gains and losses with the change for each period included in the net unrealized gains and losses component of accumulated other comprehensive income
(loss) in shareholders' equity.

     Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:


                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2001     2000       1999
                                                     -------   -------   -------
Basic - assumes no dilution:
Net income for the period ........................   $25,587   $20,841   $44,505
                                                     -------   -------   -------
Weighted average number of common
  shares outstanding during the period ...........    40,617    40,782    41,246
                                                     -------   -------   -------
Net income  per share - basic ....................   $  0.63   $  0.51   $  1.08
                                                     =======   =======   =======
Diluted - assumes full dilution:
Net income for the period ........................   $25,587   $20,841   $44,505
                                                     -------   -------   -------
Weighted average number of common shares
  outstanding during the period ..................    40,617    40,782    41,246
Weighted average number of common equivalent
  shares to reflect the dilutive effect of common
  stock equivalent securities:
     Stock options ...............................       125        62       387
     Common stock units related to Deferred
          Equity Compensation Plan for Directors .       121       114        69
       Common stock units related to Deferred
          Compensation Plan for Employees ........        14         9         6
                                                     -------   -------   -------
Total common and common equivalent shares adjusted
   to calculate diluted earnings per share .......    40,877    40,967    41,708
                                                     -------   -------   -------
Net income per share - diluted ...................   $  0.63   $  0.51   $  1.07
                                                     =======   =======   =======

     Options to purchase 1,101,025 shares of common stock at $19.34 to $33.87 per share were granted during 1997, 1998, 1999 and 2001 but were not included in the computation of 2001 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during 2001. The options, which expire in 2007, 2008, 2009 and 2011, were still outstanding at December 31, 2001.

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

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

     The components of comprehensive income (loss) were as follows:

                                                                   Year Ended December 31,
                                                               -------------------------------
                                                                 2001       2000       1999
                                                               --------   --------   ---------
Net income .................................................   $ 25,587   $ 20,841   $  44,505
                                                               --------   --------   ---------
Other comprehensive income (loss):
  Change in net unrealized gains (losses) on fixed
     maturities and equity securities
       Unrealized holding gains (losses) on fixed maturities
         and equity securities arising during period .......     32,337     43,177    (158,423)
       Less: reclassification adjustment for
         losses included in net income .....................    (14,392)   (12,174)     (8,664)
                                                               --------   --------   ---------
           Total, before tax ...............................     46,729     55,351    (149,759)
           Income tax expense (benefit) ....................     16,355     19,373     (52,416)
                                                               --------   --------   ---------
             Total, net of tax .............................     30,374     35,978     (97,343)
                                                               --------   --------   ---------
  Increase in minimum
     pension liability adjustment
       Before tax ..........................................    (16,156)    (1,441)         --
       Income tax benefit ..................................     (5,655)      (504)         --
                                                               --------   --------   ---------
             Total, net of tax .............................    (10,501)      (937)         --
                                                               --------   --------   ---------
             Total comprehensive income (loss) .............   $ 45,460   $ 55,882   $ (52,838)
                                                               ========   ========   =========

     Statements of Cash Flows

     For purposes of the Statements of Cash Flows, cash constitutes cash on deposit at banks.

     Reclassification

     The Company has reclassified the presentation of certain prior period information to conform with the 2001 presentation.

NOTE 2 - Restructuring Charges

     Restructuring charges were incurred and separately identified in the Statements of Operations for the years ended December 31, 2001 and 2000.

     Massachusetts Automobile Business

     In October 2001, the Company recorded restructuring charges of $7,290 pretax ($4,738, or $0.12 per share, after tax) reflecting a change in the Company's presence in the Massachusetts automobile market. On October 18, 2001, Horace Mann announced that it had formed a marketing alliance with The Commerce Group, Inc. ("Commerce") for the sale of automobile insurance in the state of Massachusetts. Through this alliance, and by January 1, 2002, Horace Mann began providing its Massachusetts customers with Commerce automobile insurance policies, while continuing to write other Horace Mann products, including property and life insurance and retirement annuities.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 2 - Restructuring Charges-(Continued)

     Horace Mann ceased writing automobile insurance policies in Massachusetts by December 31, 2001, and on October 18, 2001 paid $6,438 to the Commonwealth Automobile Reinsurers ("C.A.R.") as full payment of its proportionate liability to C.A.R. for policy years 2002 and beyond. The Company also paid legal and other related consulting costs totaling $506 pretax. The remaining $346 was attributable primarily to the write-off of software used only to process Massachusetts automobile business. The Company anticipates that this restructuring will result in elimination of approximately 30 positions, primarily in a claims-handling office located in Massachusetts, although specific termination plans were not determined by December 31, 2001. The Company's Consolidated Balance Sheet at December 31, 2001 did not reflect any accrued amounts due to the restructure of its Massachusetts automobile business.

     The Company expects that this transaction will have a positive impact on operating income of approximately $0.10 per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of current policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures. On a full year basis, the Company's Massachusetts automobile business has represented premiums written and earned of approximately $27,000 in 2001. In 2002, premiums written for this business will be reduced to zero, and premiums earned will be reduced significantly reflecting run-off of the policies in force at December 31, 2001. For the full year 2001, claims and settlement expenses in Massachusetts for voluntary automobile business were $9,137 and for involuntary residual market business were $11,455. Claims and settlement expenses in 2002 will reflect run-off of the business and a decline in exposure to loss, as the policies written as the Company's risk expire.

     Printing Services Operations

     In November 2001, the Company recorded restructuring charges of $450 pretax ($293, less than $0.01 per share, after tax) reflecting the decision to close its on-site printing services operations based on a cost benefit analysis. Employee termination costs, for termination of 13 individuals, which represented severance, vacation buy-out and related payroll taxes represented $409 of the total charge. The eliminated positions encompass management, technical and clerical responsibilities. The remaining $41 was attributable primarily to the write-off of equipment related to this function.

     Group Insurance and Credit Union Marketing Operations

     In December 2000, the Company recorded restructuring charges of $2,236 pretax ($1,453, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The changes will

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 2 - Restructuring Charges-(Continued)

improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, for termination of an estimated 50 individuals, represented severance, vacation buy-out and related payroll taxes. The eliminated positions encompass management, professional and clerical responsibilities. As of December 31, 2001, 39 individuals have been terminated with two additional terminations scheduled in 2002. Termination of lease agreements represented office space used by the credit union marketing group. The remaining charge was attributable primarily to the write-off of software related to these two areas.

     The following table provides information about the components of the charge taken in December 2000, the balance of accrued amounts at December 31, 2000 and 2001, and payment activity during the year ended December 31, 2001. The adjustment to employee termination costs during the year ended December 31, 2001 reflected placement of nine individuals from terminated positions into other open positions within the Company.

                                      Original    Reserve at                              Reserve at
                                       Pretax    December 31,                            December 31,
                                       Charge       2000        Payments   Adjustments       2001
                                      --------   ------------   --------   -----------   ------------
Charges to earnings:
Employee termination costs ........    $ 1,827      $ 1,827      $  (970)    $  (221)      $   636
Termination of lease
  agreements ......................        285          285          (50)       (235)           --
Write-off of capitalized
  software ........................        106           --           --          --            --
Other .............................         18           18          (49)         31            --
                                       -------      -------      -------     -------       -------
     Total ........................    $ 2,236      $ 2,130      $(1,069)    $  (425)      $   636
                                       =======      =======      =======     =======       =======

NOTE 3 - Investments

     Net Investment Income

     The components of net investment income for the following periods were:

                                                       Year Ended December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
Fixed maturities ..............................   $192,547   $185,745   $182,561
Short-term and other investments ..............     10,346     10,220      9,212
                                                  --------   --------   --------
  Total investment income .....................    202,893    195,965    191,773
Less investment expenses ......................      3,626      3,569      3,506
                                                  --------   --------   --------
  Net investment income .......................   $199,267   $192,396   $188,267
                                                  ========   ========   ========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

     Realized Investment Gains (Losses)

     Realized investment gains (losses) for the following periods were:

                                                    Year Ended December 31,
                                               --------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
Fixed maturities ...........................   $(14,371)   $(12,906)   $ (9,777)
Short-term and other investments ...........      4,352       3,000       1,808
                                               --------    --------    --------
  Realized investment gains (losses) .......   $(10,019)   $ (9,906)   $ (7,969)
                                               ========    ========    ========

     Fixed Maturity Securities

     The amortized cost, unrealized investment gains and losses, and fair values of investments in debt securities as of December 31, 2001, 2000 and 1999 were as follows:

                                            Amortized   Unrealized   Unrealized      Fair
                                              Cost        Gains        Losses       Value
                                           ----------   ----------   ----------   ----------
As of December 31, 2001
  U.S. government and agency obligations
     Mortgage-backed securities ........   $  621,249   $   15,353   $      860   $  635,742
     Other .............................       68,334        3,054           83       71,305
  Municipal bonds ......................      224,172        9,335        1,362      232,145
  Foreign government bonds .............       17,411        2,088           47       19,452
  Corporate bonds ......................    1,549,631       50,284       39,643    1,560,272
  Other mortgage-backed securities .....      246,034        6,748        1,831      250,951
                                           ----------   ----------   ----------   ----------
       Totals ..........................   $2,726,831   $   86,862   $   43,826   $2,769,867
                                           ==========   ==========   ==========   ==========

As of December 31, 2000
  U.S. government and agency obligations
     Mortgage-backed securities ........   $  495,696   $   10,564   $    1,655   $  504,605
     Other .............................      124,611        2,507        1,060      126,058
  Municipal bonds ......................      286,384       10,329        1,658      295,055
  Foreign government bonds .............       29,310        1,873          563       30,620
  Corporate bonds ......................    1,280,269       24,682       54,329    1,250,622
  Other mortgage-backed securities .....      398,886        4,764        2,872      400,778
                                           ----------   ----------   ----------   ----------
       Totals ..........................   $2,615,156   $   54,719   $   62,137   $2,607,738
                                           ==========   ==========   ==========   ==========

As of December 31, 1999
  U.S. government and agency obligations
     Mortgage-backed securities ........   $  506,132   $    3,587   $   11,604   $  498,115
     Other .............................      136,400          330        5,304      131,426
  Municipal bonds ......................      307,045        3,348        8,343      302,050
  Foreign government bonds .............       21,875          439          327       21,987
  Corporate bonds ......................    1,184,792        9,362       49,046    1,145,108
  Other mortgage-backed securities .....      419,159        1,302       11,867      408,594
                                           ----------   ----------   ----------   ----------
       Totals ..........................   $2,575,403   $   18,368   $   86,491   $2,507,280
                                           ==========   ==========   ==========   ==========

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

     Maturity/Sales Of Investments

     The fair value and amortized cost of fixed maturity securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Percent of
                                             Total Fair       Fair      Amortized
                                               Value         Value        Cost
                                             ----------   ----------   ----------
Due in 1 year or less ....................       4.0%     $  110,117   $  108,597
Due after 1 year through 5 years .........      23.0         638,089      625,401
Due after 5 years through 10 years .......      29.9         826,615      814,228
Due after 10 years through 20 years ......      14.8         410,305      405,401
Due after 20 years .......................      28.3         784,741      773,204
                                               -----      ----------   ----------
  Total ..................................     100.0%     $2,769,867   $2,726,831
                                               =====      ==========   ==========

     Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                             Year Ended December 31,
                                   -----------------------------------------
                                      2001            2000           1999
                                   -----------    -----------    -----------
Proceeds .....................     $ 1,015,229    $   707,923    $   675,402
Gross gains realized .........          16,945          4,940          3,941
Gross losses realized ........         (31,316)       (17,846)       (13,718)

     Unrealized Gains (Losses) on Fixed Maturities

     Net unrealized gains (losses) are computed as the difference between fair value and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                                                Year Ended December 31,
                                                       -----------------------------------
                                                          2001        2000         1999
                                                       ---------    ---------    ---------
Unrealized gains (losses) on fixed maturities
  Beginning of period ..............................   $  (7,418)   $ (68,123)   $  98,842
  End of period ....................................      43,036       (7,418)     (68,123)
                                                       ---------    ---------    ---------
     Increase (decrease) for the period ............      50,454       60,705     (166,965)
Income taxes (benefit) .............................      17,659       21,247      (58,438)
                                                       ---------    ---------    ---------
Increase (decrease) in net unrealized gains (losses)
  on fixed maturities before the valuation impact
  on deferred policy acquisition costs and value
  of acquired insurance in force ...................   $  32,795    $  39,458    $(108,527)
                                                       =========    =========    =========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 3 - Investments-(Continued)

     Securities Lending

     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2001 and 2000, fixed maturities with a fair value of $98,369 and $204,881, respectively, were on loan. There were no securities on loan at December 31, 1999. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments with a corresponding liability included in Other Liabilities in the Company's Consolidated Balance Sheet.

     Investment in Entities Exceeding 10% of Shareholders' Equity

     At December 31, 2001, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the United States Government and government agencies and authorities. At December 31, 2000 and 1999, the Company's investment portfolio included $53,706 and $42,087, respectively, of fixed maturity securities issued by Ford Motor Company and its affiliates representing 12.5% and 10.5%, respectively, of shareholders' equity at those dates and other than obligations of the United States Government and government agencies and authorities, there were no other investments which exceeded 10% of total shareholders' equity.

     Deposits

     At December 31, 2001, securities with a carrying value of $15,055 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4 - Debt

     Indebtedness and scheduled maturities at December 31, 2001, 2000 and 1999 consisted of the following:

                                             Effective                      December 31,
                                             Interest     Final      ------------------------------
                                              Rates      Maturity      2001       2000       1999
                                             ---------   --------    --------   --------   --------
Short-term debt:
  Bank Credit Facility ...................    Variable     2002      $ 53,000   $ 49,000   $ 49,000
Long-term debt:
  6 5/8% Senior Notes, Face amount
     less unaccrued discount of $233, $279
     and $323, respectively ..............         6.7%    2006        99,767     99,721     99,677
                                                                     --------   --------   --------
          Total ..........................                           $152,767   $148,721   $148,677
                                                                     ========   ========   ========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 4 - Debt-(Continued)

     Issuance of 6 5/8% Senior Notes ("Senior Notes") and Redemption of Convertible Notes

     On January 17, 1996, the Company issued $100,000 face amount of Senior Notes at an effective yield of 6.7%, which will mature on January 15, 2006. The net proceeds from the sale of the Senior Notes were used to finance the redemption of the Company's 4% / 6 1/2% Convertible Notes. Interest on the Senior Notes is payable semi-annually at a rate of 6 5/8%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (i) 100% of their principal amount and
(ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

     Bank Credit Facility

     The Bank Credit Facility provides for unsecured borrowings of up to $65,000. The Company's earnings in the fourth quarter of 2000 could have caused a breach of a financial covenant of the Company's Bank Credit Facility in 2001 but, in the first quarter of 2001, the lender agreed to modify that covenant for the first, second and third quarters of 2001. As a result of earnings for the second quarter of 2001, and again based on third quarter 2001 earnings, the lender agreed to further modify that covenant. An amendment to the Bank Credit Agreement was made prior to December 31, 2001, which extended the maturity from December 31, 2001 to June 30, 2002. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 0.4% at December 31, 2001, increasing to Interbank Offering Rate plus 0.75% effective January 1, 2002). The unused portion of the Bank Credit Facility is subject to a variable commitment fee which was 0.15% on an annual basis at December 31, 2001. The Company's obligations under the Bank Credit Facility are unsecured. The commitment for the Bank Credit Facility terminates on June 30, 2002. Management is reviewing its capital market alternatives and believes that the Company will be able to obtain replacement financing for the Bank Credit Facility. The Company cannot predict on what terms and conditions such financing would be available, and the availability of alternative financing, in the form of long-term debt instruments or a replacement credit facility, is always subject to prevailing market conditions at the time of securing such financing.

     Covenants

     The Company is in compliance with all of the covenants contained in the Senior Notes indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of 1) debt to capital and 2) insurance subsidiaries' earnings to future interest charges.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options

     Share Repurchase Program

     During 2001, the Company did not repurchase shares of its common stock under its stock repurchase program consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. Shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of December 31, 2001, $96,343 remained authorized for future share repurchases.

     Authorization of Preferred Stock

     In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2001, 2000 and 1999.

     Through December 31, 2001, the Company's catastrophe reinsurance programs were augmented by a $100,000 equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154,000 of catastrophe losses above the reinsurance coverage limit. Fees related to this equity put option were charged directly to additional paid-in capital.

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

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

     At the time of this Report on Form 10-K, management is in what it believes to be the final stages of negotiating a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. The terms of the three year agreement are expected to be similar to the prior equity put and reinsurance agreement. Before tax benefits, the proposed equity put coverage of $75,000 would provide a source of capital for up to $115,000 of catastrophe losses above the reinsurance coverage limit. The Company would also have the option, in place of the equity put, to require the Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Fees related to this equity put option, which are charged directly to additional paid-in capital, are estimated to increase to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement. An additional provision of this agreement would prevent Horace Mann's exercise of the option in the event it's S&P financial strength rating was below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at December 31, 2001.

     Director Stock Plan

     In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2001, 2000 and 1999, 121,322, 113,944 and 68,822 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

     Employee Stock Plan

     In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees ("Employee Stock Plan"). Shares of the Company's common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2001, 2000 and 1999, 14,303, 8,507 and 5,613 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

     Stock Options

     In 1991, the shareholders approved the 1991 Stock Incentive Plan (the "1991 Plan") and reserved 4,000,000 shares of common stock for issuance under the 1991 Plan. In 2000, the shareholders approved an increase of 2,000,000 in the number of shares of common stock reserved for issuance under the 1991 Plan. In 2001, the shareholders approved the 2001 Stock Incentive Plan (the "2001 Plan") and reserved the shares of common stock remaining from the 1991 Plan for issuance under the 2001 Plan. Under the 1991 Plan and the 2001 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options are exercisable in installments generally beginning in the first year from the date of grant and expiring 10 years from the date of grant.

     Changes in outstanding options and shares available for grant under the 1991 Plan and the 2001 Plan were as follows:

                                                                                      Options
                                   Weighted Average     Range of      --------------------------------------
                                     Option Price     Option Prices                 Vested and    Available
                                       per Share        per Share     Outstanding   Exercisable   for Grant
                                   ----------------   -------------   -----------   -----------   ----------
At December 31, 1998............        $16.21        $ 9.00-$34.53    1,388,850     1,107,412     1,229,650
                                                                       ---------     ---------    ----------
  Granted.......................        $21.42        $19.53-$25.63      484,600        68,689      (484,600)
  Vested........................                      $22.42-$34.53           --       115,142            --
  Exercised.....................        $18.50        $15.15-$23.31      (17,363)      (17,363)           --
  Canceled......................        $29.07        $22.42-$33.87       (4,012)       (4,012)        4,012
                                                                       ---------     ---------    ----------

At December 31, 1999............        $17.52        $ 9.00-$34.53    1,852,075     1,269,868       749,062
                                                                       ---------     ---------    ----------
  Increase in options
     available for grant........                                              --            --     2,000,000
  Granted.......................        $17.24        $13.84-$18.08    1,469,300        42,350    (1,469,300)
  Vested........................                      $22.42-$33.87           --       176,234            --
  Exercised.....................        $ 9.06        $ 9.00-$15.15     (557,000)     (557,000)           --
  Canceled......................        $28.59        $22.42-$34.53      (27,650)      (27,650)       27,650
                                                                       ----------    ----------   -----------

At December 31, 2000............        $18.98        $ 9.00-$33.87    2,736,725       903,802     1,307,412
                                                                       ---------     ---------    ----------
  Granted.......................        $18.22        $16.83-$21.77    1,020,050       271,775    (1,020,050)
  Vested........................        $19.72        $13.84-$33.87           --       519,860            --
  Exercised.....................        $10.18        $ 9.00-$17.56     (207,575)     (207,575)           --
  Canceled......................        $20.52        $15.32-$33.87     (136,950)     (136,950)      136,950
                                                                       ---------     ---------    ----------

At December 31, 2001............        $19.23        $11.12-$33.87    3,412,250     1,350,912       424,312
                                                                       =========     =========    ==========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 5 - Shareholders' Equity and Stock Options-(Continued)

     The weighted average prices of vested and exercisable options as of December 31, 2000 and 1999 were $20.19 and $14.70, respectively. For options outstanding at December 31, 2001, information segregated by ranges of exercise prices was as follows:

                                                                               Vested and Exercisable Options
                                                                          ----------------------------------------
                         Weighted Average     Range of         Total                  Weighted Average   Weighted
                           Option Price     Option Prices     Options                   Option Price      Average
                             per Share        per Share     Outstanding    Options        per share        Life
                         ----------------   -------------   -----------   ---------   ----------------   ---------
                              $15.03        $11.12-$16.38      315,100      230,350        $14.77        3.1 years
                              $18.59        $16.83-$23.31    2,862,700      886,112        $19.74        8.0 years
                              $32.70        $25.63-$33.87      234,450      234,450        $32.70        6.3 years
                                                             ---------    ---------
Total.................        $19.23        $11.12-$33.87    3,412,250    1,350,912        $21.14        6.9 years
                                                             =========    =========

NOTE 6 - Income Taxes

     The federal income tax liabilities and recoverables included in other liabilities and other assets, respectively, in the Consolidated Balance Sheets as of December 31, 2001, 2000 and 1999 were as follows:

                                                      December 31,
                                         --------------------------------------
                                           2001           2000           1999
Current liability (asset) .........      $(12,469)      $(10,012)      $ 19,006
Deferred liability (asset) ........        21,788           (203)       (20,435)

     Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The "temporary differences" that give rise to the deferred tax balances at December 31, 2001, 2000 and 1999 were as follows:

                                                                        December 31,
                                                                ------------------------------
                                                                 2001       2000        1999
                                                                -------   --------    --------
Deferred tax assets
  Unrealized losses on securities ...........................   $    --   $  2,949    $ 21,547
  Discounting of unpaid claims and
     claims expense tax reserves ............................     7,221      6,906       7,166
  Life insurance future policy benefit reserve revaluation ..    10,921     13,808      17,195
  Unearned premium reserve reduction ........................    12,392     11,634      11,395
  Postretirement benefits other than pension ................    10,316     10,367       9,775
  Other, net ................................................    10,916      8,750       6,200
                                                                -------   --------    --------
       Total gross deferred tax assets ......................    51,766     54,414      73,278
                                                                -------   --------    --------
Deferred tax liabilities
  Unrealized gains on securities ............................    14,181         --          --
  Intangible assets .........................................    13,438     15,070      17,573
  Deferred policy acquisition costs .........................    45,935     39,141      35,270
                                                                -------   --------    --------
       Total gross deferred tax liabilities .................    73,554     54,211      52,843
                                                                -------   --------    --------
         Net deferred tax liability (asset) .................   $21,788   $   (203)   $(20,435)
                                                                =======   ========    ========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 6 - Income Taxes-(Continued)

     Based on the Company's historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

     The components of federal income tax expense (benefit) were as follows:

                                                   Year Ended December 31,
                                           -------------------------------------
                                             2001           2000          1999
                                           --------       --------       -------
Current .............................      $ (7,267)      $ (5,104)      $35,237
Deferred ............................        10,022         (6,016)       13,612
                                           --------       --------       -------
  Total tax expense (benefit) .......      $  2,755       $(11,120)      $48,849
                                           ========       ========       =======

     Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

                                                          Year Ended December 31,
                                                      -------------------------------
                                                       2001        2000        1999
                                                      -------    --------    --------
Expected federal tax on income ....................   $ 9,920    $  3,402    $ 32,674
Add (deduct) tax effects of:
  Tax-exempt interest .............................    (3,786)     (4,240)     (4,293)
  Tax reserve release .............................    (3,034)         --          --
  1994 and 1995 IRS audit - interest, net of tax ..        --      (2,146)         --
  Goodwill ........................................       566         566         566
  Acquisition related benefits and other, net .....       358         (20)        (98)
                                                      -------    --------    --------
Income tax expense (benefit) provided on income
  before provision for prior years' taxes .........     4,024      (2,438)     28,849
Provision for prior years' taxes ..................    (1,269)     (8,682)     20,000
                                                      -------    --------    --------
Income tax expense (benefit) provided on income ...   $ 2,755    $(11,120)   $ 48,849
                                                      =======    ========    ========

     As previously reported, the Company has been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20,000 representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In 2000, the Company reached a final resolution with the IRS for the tax years 1994, 1995 and 1996 in an amount that was $8,682 less than was previously accrued. That amount was included in net income for the year ended December 31, 2000. In 2001, the Company's liability for the 1997 tax year was resolved, resulting in a release of $1,269 that had previously been accrued for that tax year. That amount was included in net income for the year ended December 31, 2001.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 7 - Fair Value of Financial Instruments

     Accounting principles generally accepted in the United States of America require that the Company disclose estimated fair values for certain financial instruments. Fair values of the Company's insurance contracts other than annuity contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts. The following methods and assumptions were used to estimate the fair value of financial instruments.

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

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 7 - Fair Value of Financial Instruments-(Continued)

     The carrying amounts and fair values of financial instruments at December 31, 2001, 2000 and 1999 consisted of the following:

                                                                            December 31,
                                            ---------------------------------------------------------------------------
                                                     2001                      2000                      1999
                                            -----------------------   -----------------------   -----------------------
                                             Carrying       Fair       Carrying       Fair       Carrying       Fair
                                              Amount        Value       Amount        Value       Amount       Value
                                            ----------   ----------   ----------   ----------   ----------   ----------
Financial Assets
  Investments
     Fixed maturities ...................   $2,769,867   $2,769,867   $2,607,738   $2,607,738   $2,507,280   $2,507,280
     Short-term and other investments ...      107,445      109,208       99,728      102,520      122,929      125,316
     Short-term investments,
       loaned securities collateral .....       98,369       98,369      204,881      204,881           --           --
                                            ----------   ----------   ----------   ----------   ----------   ----------
         Total investments ..............    2,975,681    2,977,444    2,912,347    2,915,139    2,630,209    2,632,596
  Cash ..................................       33,939       33,939       21,141       21,141       22,848       22,848

Financial Liabilities
  Policyholder account balances on
     interest-sensitive life contracts ..       94,594       92,527       94,775       92,684       94,141       92,048
  Annuity contract liabilities ..........    1,278,137    1,074,525    1,217,756    1,017,044    1,238,379    1,052,732
  Other policyholder funds ..............      123,434      123,434      122,233      122,233      126,530      126,530
  Short-term debt .......................       53,000       53,000       49,000       49,000       49,000       49,000
  Long-term debt ........................       99,767      101,840       99,721       92,674       99,677       89,613

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

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 8 - Statutory Surplus and Subsidiary Dividend Restrictions

     The insurance departments of various states in which the insurance subsidiaries of HMEC are domiciled recognize as net income and surplus those amounts determined in conformity with statutory accounting practices prescribed or permitted by the insurance departments, which differ in certain respects from accounting principles generally accepted in the United States of America.

     Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting practices, to the amounts included in the accompanying financial statements are as follows:

                                                                               December 31,
                                                                    -----------------------------------
                                                                      2001         2000         1999
                                                                    ---------    ---------    ---------
Statutory capital and surplus of insurance subsidiaries .........   $ 403,015    $ 389,249    $ 387,081
Increase (decrease) due to:
  Deferred policy acquisition costs .............................     157,776      141,604      130,192
  Difference in policyholder reserves ...........................       4,276       (2,448)      (7,514)
  Goodwill ......................................................      47,396       49,014       50,632
  Value of acquired insurance in force ..........................      38,393       43,246       51,436
  Liability for postretirement benefits, other than pensions ....     (29,602)     (28,488)     (27,257)
  Investment fair value
     adjustments on fixed maturities ............................      43,036       (7,418)     (68,123)
  Difference in investment reserves .............................      22,520       21,403       27,726
  Federal income tax liability ..................................     (38,341)      (6,866)        (158)
  Non-admitted assets and other, net ............................      (4,705)      11,064        6,552
  Shareholders' equity of parent company and
     non-insurance subsidiaries .................................     (31,807)     (33,646)      (1,748)
  Parent company short-term and long-term debt ..................    (152,767)    (148,721)    (148,677)
                                                                    ---------    ---------    ---------
     Shareholders' equity as reported herein ....................   $ 459,190    $ 427,993    $ 400,142
                                                                    =========    =========    =========

                                                                          Year Ended December 31,
                                                                    -----------------------------------
                                                                      2001         2000         1999
                                                                    ---------    ---------    ---------
Statutory net income of insurance subsidiaries ..................   $  15,146    $  23,881    $  75,722
Net loss of non-insurance companies .............................      (3,313)     (17,853)      (3,710)
Interest expense ................................................      (9,250)     (10,204)      (9,722)
Tax benefit of interest expense and other
  parent company current tax adjustments ........................      10,954       15,539       (6,928)
                                                                    ---------    ---------    ---------
Combined net income .............................................      13,537       11,363       55,362
Increase (decrease) due to:
  Deferred policy acquisition costs .............................      19,565       12,781       14,612
  Policyholder benefits .........................................       9,513        7,891        7,681
  Federal income tax expense ....................................     (13,850)      (6,324)      (3,090)
  Provision for prior years' taxes ..............................       1,269        8,682      (20,000)
  Amortization of intangible assets .............................      (5,774)      (8,769)        (215)
  Investment reserves ...........................................       5,425       (2,067)      (7,931)
  Loss on group medical business, net of tax benefits ...........          --           --         (376)
  Other adjustments, net ........................................      (4,098)      (2,716)      (1,538)
                                                                    ---------    ---------    ---------
     Net income as reported herein ..............................   $  25,587    $  20,841    $  44,505
                                                                    =========    =========    =========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

     The NAIC has codified statutory accounting practices, which constitute the only source of prescribed statutory accounting practices and were effective January 1, 2001. Codification changed prescribed statutory accounting practices and resulted in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. The states of domicile of the Company's principal operating subsidiaries, Illinois, California and Texas, have adopted the NAIC's codification. As a result of adopting the NAIC codification, the Company's statutory surplus of its insurance subsidiaries increased approximately $19,000 primarily due to the allowance of deferred tax recoverables under codification.

     The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2002 without prior approval is approximately $40,000.

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

     Benefits under the defined benefit and supplemental defined benefit retirement plans are based on employees' years of service and compensation for the highest 36 consecutive months

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

of earnings under the plan. Effective April 1, 2002, current participants will stop accruing any new benefits under the defined benefit plans but will continue to retain the benefits they have accrued to date.

     Under the defined contribution plan, contributions are made to employees' accounts based on a percentage of compensation that is determined by the employees' years of service. For employees hired prior to April 1, 1997, 6% of compensation will be contributed until the individual reaches 15 years of service, with contributions increasing to 7% thereafter. For employees hired after April 1, 1997, this percentage will remain fixed at 5% regardless of their years of service. Prior to April 1, 2002, retirement benefits to employees are paid first from their accumulated accounts under the defined contribution plan with the balance funded by the defined benefit and supplemental retirement plans.

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

     Employees of the Company are also eligible to participate in the Supplemental Retirement and Savings Plan, a 401(k) plan, and may generally contribute up to 10% (20% beginning April 1, 2002) of eligible compensation on a before tax basis. Through December 31, 2001, the Company contributed an amount equal to 50% of the first 6% of eligible compensation contributed each month by participating employees, and the Company contribution vested over 5 years at a rate of 20% per year of service. Beginning January 1, 2002, the Company established an automatic 3% company contribution of eligible earnings for all employees, which is 100% vested at the time of the contribution.

     Total pension and supplemental savings expense was $10,678, $11,783 and $9,593 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Defined Contribution Plan

     Pension benefits under the defined contribution plan were fully funded and investments were set aside in a trust fund. None of the trust fund assets have been invested in shares of the Company's common stock. Contributions to employees' accounts under the defined contribution plan, which were expensed in the Company's Consolidated Statements of Operations, and total plan assets were as follows:

                                               Year Ended December 31,
                                         --------------------------------
                                            2001        2000       1999
                                         ----------   --------   --------
Contributions to employees accounts...   $    6,012   $  5,626   $  5,814
Total assets at the end of the year...      103,879     92,609     85,519

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

     Defined Benefit Plan and Supplemental Retirement Plans

     The following table summarizes both the funding status of the defined benefit and supplemental retirement pension plans at the end of each year and identifies the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

                                                                                                       Supplemental
                                                                 Defined Benefit Plan                Retirement Plans
                                                           --------------------------------    -------------------------------
                                                                     December 31,                        December 31,
                                                           --------------------------------    -------------------------------
                                                             2001        2000        1999        2001        2000       1999
                                                           --------    --------    --------    --------    --------    -------
Change in benefit obligation:
  Benefit obligation at beginning of year ..............   $ 50,830    $ 47,282    $ 49,446    $ 12,191    $  8,775    $ 6,190
  Service cost .........................................      1,789       1,625       1,816         610         719        353
  Interest cost ........................................      3,518       3,525       3,351         840         855        616
  Plan amendments ......................................        980          --          --        (383)         --         --
  Actuarial (gain) loss ................................      5,500       4,689      (3,291)      1,355       2,884      1,913
  Benefits paid ........................................     (6,010)     (6,291)     (4,040)       (997)     (1,042)      (297)
  Curtailment gain .....................................     (5,680)         --          --          (9)         --         --
                                                           --------    --------    --------    --------    --------    -------
  Benefit obligation at end of year ....................   $ 50,927    $ 50,830    $ 47,282    $ 13,607    $ 12,191    $ 8,775
                                                           ========    ========    ========    ========    ========    =======

Change in plan assets:
  Fair value of plan assets at beginning of year .......   $ 43,401    $ 52,966    $ 50,576    $     --    $     --    $    --
  Actual return on plan assets .........................     (2,822)     (3,274)      6,430          --          --         --
  Employer contributions ...............................         --          --          --         997       1,042        297
  Benefits paid ........................................     (6,010)     (6,291)     (4,040)       (997)     (1,042)      (297)
                                                           --------    --------    --------    --------    --------    -------
  Fair value of plan assets at end of year .............   $ 34,569    $ 43,401    $ 52,966    $     --    $     --    $    --
                                                           ========    ========    ========    ========    ========    =======

Funded status ..........................................   $(16,358)   $ (7,429)   $  5,684    $(13,607)   $(12,191)   $(8,775)
Unrecognized net actuarial (gain) loss .................     14,967       8,304      (3,941)      2,603       1,431        493
Unrecognized prior service (asset) cost ................         --      (3,204)     (3,815)         --       1,954      2,268
                                                           --------    --------    --------    --------    --------    -------
Accrued benefit cost included
  in the Consolidated Balance Sheets ...................     (1,391)     (2,329)     (2,072)    (11,004)     (8,806)    (6,014)
Additional liability to recognize unfunded
  accumulated benefit obligation .......................    (14,967)         --          --      (2,630)     (3,358)    (2,228)
                                                           --------    --------    --------    --------    --------    -------
Total benefit cost .....................................   $(16,358)   $ (2,329)   $ (2,072)   $(13,634)   $(12,164)   $(8,242)
                                                           ========    ========    ========    ========    ========    =======

Amounts recognized in the Statements of
 Financial Position consist of:
     Accrued benefit cost ..............................   $ (1,391)   $ (2,329)   $ (2,072)   $(11,004)   $ (8,806)   $(6,014)
     Minimum liability .................................    (14,967)         --          --      (2,630)     (3,358)    (2,228)
     Intangible asset ..................................         --          --          --          --       1,917      2,228
     Accumulated other comprehensive income ............     14,967          --          --       2,630       1,441         --
                                                           --------    --------    --------    --------    --------    -------
       Net amount recognized ...........................   $ (1,391)   $ (2,329)   $ (2,072)   $(11,004)   $ (8,806)   $(6,014)
                                                           ========    ========    ========    ========    ========    =======

     The increase in the Company's 2001 minimum pension liability of $14,967 was attributable to the following factors: (i) a decline in asset performance, (ii) an increase in the assumed frequency of lump sum elections, (iii) an increase in retirement rates and (iv) a change in the discount rate from 7.50% to 7.00%. This increase was recorded as a charge to a separate component of shareholders' equity.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

                                                                                                 Supplemental
                                                             Defined Benefit Plan              Retirement Plans
                                                       -------------------------------    --------------------------
                                                           Year Ended December 31,         Year Ended December 31,
                                                       -------------------------------    --------------------------
                                                         2001        2000        1999      2001      2000      1999
                                                       -------     -------     -------    ------    ------    ------
Components of net periodic pension (income) expense:
     Service cost ..................................   $ 1,789     $ 1,625     $ 1,816    $  610    $  719    $  353
     Interest cost .................................     3,518       3,525       3,351       840       855       616
     Expected return on plan assets ................    (4,021)     (4,283)     (4,353)       --        --        --
     Amortization of prior service cost ............      (610)       (610)       (610)      314       314       313
     Recognized net actuarial loss .................        --          --          --       174     1,946       166
     Curtailment (gain) loss .......................    (1,614)         --          --     1,258        --        --
                                                       -------     -------     -------    ------    ------    ------
Net periodic pension (income) expense ..............   $  (938)    $   257     $   204    $3,196    $3,834    $1,448
                                                       =======     =======     =======    ======    ======    ======

Weighted-average assumptions
  as of December 31:
     Discount rate .................................      7.00%       7.25%       8.00%     7.00%     7.25%     8.00%
     Expected return on plan assets ................      8.75%       8.75%       8.75%        *         *         *
     Rate of salary increase .......................      4.00%       4.00%       4.00%     4.00%     4.00%     4.00%

----------
*    Not applicable.

     Postretirement Benefits Other than Pensions

     In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Through December 31, 2000, employees with ten years of service were eligible to receive these benefits upon retirement. Effective January 1, 2001, the requirement increased to age 55 and 20 years of service for employees to be eligible to receive these benefits upon retirement. Employees hired on January 1, 2001 or after are not eligible for postretirement medical benefits. Employees who were at least age 55 and had 10 years of service in the year 2000 were not affected by this change. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees' service years.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

     The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2001, 2000 and 1999 reconciled with amounts recognized in the Company's statement of financial position:

                                                                     December 31,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
Change in accumulated postretirement benefit obligation:
  Accumulated postretirement benefit
     obligation at beginning of year ...................   $ 30,766    $ 29,660    $ 34,257
  Changes during fiscal year
     Service cost ......................................        475         564         628
     Interest cost .....................................      2,285       2,366       2,158
     Benefits paid .....................................     (1,676)     (1,749)     (1,768)
     Actuarial (gain) loss .............................      3,899         (75)     (5,615)
                                                           --------    --------    --------
  Accumulated postretirement benefit
     obligation at end of year .........................   $ 35,749    $ 30,766    $ 29,660
                                                           ========    ========    ========

Unfunded status ........................................   $(35,749)   $(30,766)   $(29,660)
Unrecognized net loss from past
  experience different from that assumed ...............      6,147       2,278       2,403
                                                           --------    --------    --------
     Accrued postretirement benefit cost ...............   $(29,602)   $(28,488)   $(27,257)
                                                           ========    ========    ========

                                                                Year Ended December 31,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
Components of net periodic benefit cost:
  Service cost ................................            $    475    $    564    $    628
  Interest cost ...............................               2,285       2,366       2,158
  Amortization of prior losses ................                  30          50         218
                                                           --------    --------    --------
     Net periodic benefit cost ................            $  2,790    $  2,980    $  3,004
                                                           ========    ========    ========

     Sensitivity Analysis

     A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

                                                              December 31,
                                                        ------------------------
                                                         2001     2000     1999
                                                        -----    -----    ------
Accumulated postretirement benefit obligation
  Effect of a one percentage point increase .........   $ 967    $ 606    $ 864
  Effect of a one percentage point decrease .........    (859)    (546)    (743)

Service and interest cost components of the net
  periodic postretirement benefit expense
     Effect of a one percentage point increase ......   $  77    $  81    $  75
     Effect of a one percentage point decrease ......     (64)     (66)     (60)

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

     The assumed net weighted annual average medical rates of increase in the per capita cost of covered benefits for participants in the plan who retired prior to January 1, 1994 were 5.5%, 5.8% and 6.1% as of December 31, 2001, 2000 and 1999, respectively. The net medical trend rates are 6.0% in 2002 grading down to 5.0% in 2004 and thereafter. For those participants retiring after December 31, 1993, benefits at normal retirement are provided at a level amount of $10.00 per month per year of employment. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.00%, 7.25% and 8.00% at December 31, 2001, 2000 and 1999, respectively.

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

     The total amounts of reinsurance recoverable on unpaid claims classified as assets and reported in other assets in the Consolidated Balance Sheets were as follows:

                                                           December 31,
                                                   -----------------------------
                                                     2001       2000       1999
                                                   -------    -------    -------
Reinsurance Recoverables on Unpaid Claims
  Life and health .............................    $ 7,241    $ 4,619    $ 4,485
  Property and casualty
     State insurance facilities ...............     23,069     32,026     45,222
     Other insurance companies ................     11,035     17,030     19,188
                                                   -------    -------    -------
       Total ..................................    $41,345    $53,675    $68,895
                                                   =======    =======    =======

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

                                                 Ceded to     Assumed
                                       Gross      Other     from State
                                      Amount    Companies   Facilities      Net
                                     --------   ---------   ----------   --------
Year ended December 31, 2001
  Premiums written ...............   $885,801    $27,991      $17,756    $875,566
  Premiums earned ................    625,722     28,601       18,121     615,242
  Benefits, claims and
     settlement expenses .........    475,991     18,416       18,008     475,583

Year ended December 31, 2000
  Premiums written ...............    829,437     24,078       16,294     821,653
  Premiums earned ................    605,252     23,105       16,567     598,714
  Benefits, claims and
     settlement expenses .........    461,396     13,736       18,388     466,048

Year ended December 31, 1999
  Premiums written ...............    825,328     23,891       19,772     821,209
  Premiums earned ................    599,949     25,308       20,487     595,128
  Benefits, claims and
     settlement expenses .........    435,605     39,183       19,764     416,186

     There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2001. Past due reinsurance recoverables as of December 31, 2001 were not material.

NOTE 11 - Contingencies

     Lawsuits and Legal Proceedings

     In December 2000, the Company recorded an after-tax charge of $5,000, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The lawsuit is a class action on behalf of certain policyholders who purchased the Company's disability insurance product and allege that they were not adequately made aware of certain features. In July 2001, the Company submitted a settlement agreement to the court which was mutually agreed upon by all parties to this lawsuit. The settlement, which provides additional benefits for current policyholders and compensation to those who demonstrate they did not understand what they purchased, was approved by the court on October 31, 2001. The settlement was finalized

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 11 - Contingencies-(Continued)

on November 30, 2001 and is being administered. While the actual costs incurred by the Company to resolve this litigation could be either less or more than the liability established in 2000, management believes that, based on facts and circumstances available at this time and on the settlement agreement approved by the court in October 2001, the amount recorded will be adequate to resolve the matter. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the years ended December 31, 2001 and 2000.

     There are various other lawsuits and legal proceedings against the Company. Management and legal counsel are of the opinion that the ultimate disposition of such other litigation will have no material adverse effect on the Company's financial position or results of operations.

     Assessments for Insolvencies of Unaffiliated Insurance Companies

     The Company is also contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been insignificant. In December 2001, the Company recorded a pretax charge of $1,314 representing its estimated portion of the industry assessment related to the insolvency of the Reliance Insurance Group.

NOTE 12 - Supplementary Data on Cash Flows

     A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

                                                                  Year Ended December 31,
                                                           -----------------------------------
                                                              2001         2000         1999
                                                           ---------    ---------    ---------
Cash flows from operating activities
  Net income ...........................................   $  25,587    $  20,841    $  44,505
  Adjustments to reconcile net income to net
     cash provided by operating activities:
       Realized investment losses ......................      10,019        9,906        7,969
       Depreciation and amortization ...................       8,300        6,761       (1,013)
       Increase in insurance liabilities ...............     124,830      113,616       76,401
       (Increase) decrease in premium receivables ......      (7,160)      (7,357)      11,357
       Increase in deferred policy acquisition costs....     (19,565)     (12,781)     (14,612)
       (Increase) decrease in reinsurance recoverable...      (5,850)       3,364       (3,078)
       Increase (decrease) in federal
         income tax liabilities ........................       3,179      (27,655)      32,409
       (Decrease) increase in liabilities
         for restructuring and litigation charges ......      (3,127)       9,919           --
       Other ...........................................      12,644        7,634       (5,792)
                                                           ---------    ---------    ---------
         Total adjustments .............................     123,270      103,407      103,641
                                                           ---------    ---------    ---------
           Net cash provided by operating activities....   $ 148,857    $ 124,248    $ 148,146
                                                           =========    =========    =========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

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

     The accounting policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the Corporate and Other segment to the property and casualty, annuity and life segments, on a cost basis. Operating income is equal to net income (loss) before the after-tax impact of realized investment gains and losses, restructuring charges, litigation charges and provision for prior years' taxes.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 13 - Segment Information-(Continued)

     Summarized financial information for these segments is as follows:

                                                                   Year Ended December 31,
                                                               --------------------------------
                                                                 2001        2000        1999
                                                               --------    --------    --------
Insurance premiums and contract charges earned
  Property and casualty ....................................   $508,345    $489,952    $491,060
  Annuity ..................................................     14,906      17,017      16,706
  Life .....................................................     93,272      92,998      87,618
  Intersegment eliminations ................................     (1,281)     (1,253)       (256)
                                                               --------    --------    --------
       Total ...............................................   $615,242    $598,714    $595,128
                                                               ========    ========    ========

Net investment income
  Property and casualty ....................................   $ 37,749    $ 35,695    $ 37,012
  Annuity ..................................................    107,583     105,340     105,224
  Life .....................................................     55,226      51,264      47,005
  Corporate and other ......................................         98       1,295         319
  Intersegment eliminations ................................     (1,389)     (1,198)     (1,293)
                                                               --------    --------    --------
       Total ...............................................   $199,267    $192,396    $188,267
                                                               ========    ========    ========

Net income
  Operating income
     Property and casualty .................................   $  5,184    $  8,969    $ 39,537
     Annuity ...............................................     20,619      19,274      27,320
     Life ..................................................     18,646      12,880      14,570
     Corporate and other, including interest expense .......     (8,866)    (16,013)    (10,712)
                                                               --------    --------    --------
       Total operating income ..............................     35,583      25,110      70,715
  Realized investment losses, after tax ....................     (6,512)     (6,439)     (5,180)
  Restructuring charges, after tax .........................     (4,753)     (1,453)         --
  Litigation charges, after tax ............................         --      (5,059)     (1,030)
  Provision for prior years' taxes .........................      1,269       8,682     (20,000)
                                                               --------    --------    --------
       Total ...............................................   $ 25,587    $ 20,841    $ 44,505
                                                               ========    ========    ========

Amortization of intangible assets
  Value of acquired insurance in force
     Property and casualty..................................   $     --    $     --    $    719
     Annuity ...............................................      2,317       5,176      (4,242)
     Life ..................................................      1,839       1,975       2,120
                                                               --------    --------    --------
       Subtotal ............................................      4,156       7,151      (1,403)
  Goodwill .................................................      1,618       1,618       1,618
                                                               --------    --------    --------
       Total ...............................................   $  5,774    $  8,769    $    215
                                                               ========    ========    ========

                                                 December 31,
                                    ------------------------------------
                                      2001         2000         1999
                                    ----------   ----------   ----------
Assets
  Property and casualty ........    $  738,638   $  733,922   $  681,432
  Annuity ......................     2,674,524    2,639,872    2,611,766
  Life .........................     1,007,345      969,181      840,594
  Corporate and other ..........       105,215      115,584      153,493
  Intersegment eliminations ....       (36,696)     (37,979)     (33,439)
                                    ----------   ----------   ----------
       Total ...................    $4,489,026   $4,420,580   $4,253,846
                                    ==========   ==========   ==========

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 14 - Unaudited Interim Information

     Summary quarterly financial data is presented below.

                                                                              Three Months Ended
                                                             ---------------------------------------------------
                                                             December 31,   September 30,   June 30,   March 31,
                                                             ------------   -------------   --------   ---------
2001
----
Insurance premiums written and contract deposits...........    $225,262        $224,307     $218,225   $207,772
Total revenues.............................................     201,889         203,131      196,106    203,364
Restructuring charges, after tax...........................      (4,867)             --          114         --
Adjustment to the provision for prior years' taxes.........          --           1,269           --         --
Net income (loss)..........................................       4,758           9,057       (4,926)    16,698
Per share information
     Basic
       Realized investment gains (losses), after tax.......    $  (0.11)       $  (0.04)    $  (0.08)  $   0.07
       Restructuring charges, after tax....................       (0.12)             --           --         --
       Adjustment to the provision for prior years' taxes..          --            0.03           --         --
       Net income (loss)...................................        0.12            0.22        (0.12)      0.41
     Diluted
       Realized investment gains (losses), after tax.......    $  (0.11)       $  (0.03)    $  (0.08)  $   0.07
       Restructuring charges, after tax....................       (0.12)             --           --         --
       Adjustment to the provision for prior years' taxes..          --            0.03           --         --
       Net income (loss)...................................        0.12            0.22        (0.12)      0.41

2000
----
Insurance premiums written and contract deposits...........    $212,673        $210,002     $204,466   $194,512
Total revenues.............................................     192,941         197,566      198,395    192,302
Restructuring charges, after tax...........................      (1,453)             --           --         --
Litigation charges, after tax..............................      (4,994)             --          (65)        --
Adjustment to the provision for prior years' taxes.........       5,882           2,800           --         --
Net income (loss)..........................................     (13,774)         12,207        9,682     12,726
Per share information
     Basic
       Realized investment gains (losses), after tax.......    $  (0.10)       $  (0.02)    $   0.01   $  (0.04)
       Restructuring charges, after tax....................       (0.04)             --           --         --
       Litigation charges, after tax.......................       (0.12)             --           --         --
       Adjustment to the provision for prior years' taxes..        0.15            0.07           --         --
       Net income (loss)...................................       (0.34)           0.30         0.24       0.31
     Diluted
       Realized investment gains (losses), after tax.......    $  (0.10)       $  (0.02)    $     --   $  (0.04)
       Restructuring charges, after tax....................       (0.04)             --           --         --
       Litigation charges, after tax.......................       (0.12)             --           --         --
       Adjustment to the provision for prior years' taxes..        0.14            0.07           --         --
       Net income (loss)...................................       (0.34)           0.30         0.23       0.31

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2001, 2000 and 1999

                  (Dollars in thousands, except per share data)

NOTE 14 - Unaudited Interim Information-(Continued)

                                                                             Three Months Ended
                                                             ---------------------------------------------------
                                                             December 31,   September 30,   June 30,   March 31,
                                                             ------------   -------------   --------   ---------
1999
----
Insurance premiums written and contract deposits..........     $207,195        $208,305     $207,644    $198,065
Total revenues............................................      199,780         195,433      190,182     190,031
Litigation charges, after tax.............................          (22)         (1,008)          --          --
Provision for prior years' taxes..........................           --         (20,000)          --          --
Net income (loss).........................................       22,490          (5,458)      10,422      17,051
Per share information
     Basic
       Realized investment gains (losses), after tax......     $   0.02        $  (0.01)    $  (0.09)   $  (0.05)
       Litigation charges, after tax......................           --           (0.02)          --          --
       Provision for prior years' taxes...................           --           (0.48)          --          --
       Net income (loss)..................................         0.55           (0.13)        0.25        0.41
     Diluted
       Realized investment gains (losses), after tax......     $   0.01        $     --     $  (0.09)   $  (0.05)
       Litigation charges, after tax......................           --           (0.02)          --          --
       Provision for prior years' taxes...................           --           (0.48)          --          --
       Net income (loss)..................................         0.54           (0.12)        0.25        0.40

                                                                      SCHEDULE I

                        HORACE MANN EDUCATORS CORPORATION

        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2001

                             (Dollars in thousands)

                                                                                      Amount
                                                                                     shown in
                                                                        Fair         Balance
                     Type of Investments                   Cost(1)      Value         Sheet
                     -------------------                 ----------   ----------   ----------
Fixed maturities:
     U.S. Government and U.S. Government agencies
       and authorities ...............................   $  689,583   $  707,047   $  707,047
     States, municipalities and political subdivisions      224,172      232,145      232,145
     Foreign government bonds ........................       17,411       19,452       19,452
     Public utilities ................................      120,062      120,720      120,720
     Other corporate bonds ...........................    1,675,603    1,690,503    1,690,503
                                                         ----------   ----------   ----------

         Total fixed maturity securities .............    2,726,831   $2,769,867    2,769,867
                                                         ----------   ==========   ----------

Mortgage loans and real estate .......................       10,639          XXX       10,639
Short-term investments ...............................       30,079          XXX       30,079
Short-term investments, loaned securities ............       98,369          XXX       98,369
Policy loans and other ...............................       66,378          XXX       66,727
                                                         ----------                ----------

         Total investments ...........................   $2,932,296          XXX   $2,975,681
                                                         ==========                ==========

----------
(1) Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS
                     As of December 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)

                                                                  2001         2000        1999
                                                               ---------    ---------    ---------

                                     ASSETS
Investments and cash .......................................   $   9,319    $   8,565    $  21,734
Investment in subsidiaries .................................     554,811      521,563      478,748
Other assets ...............................................      50,891       49,668       51,417
                                                               ---------    ---------    ---------

       Total assets ........................................   $ 615,021    $ 579,796    $ 551,899
                                                               =========    =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt ............................................   $  53,000    $  49,000    $  49,000
Long-term debt .............................................      99,767       99,721       99,677
Other liabilities ..........................................       3,064        3,082        3,080
                                                               ---------    ---------    ---------

       Total liabilities ...................................     155,831      151,803      151,757
                                                               ---------    ---------    ---------

Preferred stock, $0.001 par value, authorized
     1,000,000 shares; none issued .........................          --           --           --
Common stock, $0.001 par value, authorized 75,000,000
     shares; issued, 2001, 60,076,921; 2000, 59,859,053;
     1999, 59,292,053 ......................................          60           60           59
Additional paid-in capital .................................     341,052      338,243      333,892
Retained earnings ..........................................     461,139      452,624      449,023
Accumulated other comprehensive income (loss), net of taxes:
     Net unrealized gains (losses) on fixed maturities
       and equity securities ...............................      26,336       (4,038)     (40,016)
     Minimum pension liability adjustment ..................     (11,438)        (937)          --
Treasury stock, at cost, 2001 and 2000, 19,341,296 shares;
     1999, 18,258,896 shares ...............................    (357,959)    (357,959)    (342,816)
                                                               ---------    ---------    ---------
       Total shareholders' equity ..........................     459,190      427,993      400,142
                                                               ---------    ---------    ---------

       Total liabilities and shareholders' equity ..........   $ 615,021    $ 579,796    $ 551,899
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                          Year Ended December 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Revenues
     Net investment income ......................   $    100   $  1,292   $    318
     Realized investment gains ..................        219        242        481
                                                    --------   --------   --------

         Total revenues .........................        319      1,534        799
                                                    --------   --------   --------

Expenses
     Interest ...................................      9,250     10,204      9,722
     Amortization of goodwill ...................      1,618      1,618      1,618
     Other ......................................      3,802      1,101      1,479
                                                    --------   --------   --------

         Total expenses .........................     14,670     12,923     12,819
                                                    --------   --------   --------

Loss before income taxes
     and equity in net earnings of subsidiaries..    (14,351)   (11,389)   (12,020)
Income tax benefit ..............................     (4,099)    (3,058)    (3,686)
                                                    --------   --------   --------
Loss before equity
     in net earnings of subsidiaries ............    (10,252)    (8,331)    (8,334)
Equity in net earnings of subsidiaries ..........     35,839     29,172     52,839
                                                    --------   --------   --------
Net income ......................................   $ 25,587   $ 20,841   $ 44,505
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                   2001        2000        1999
                                                                 --------    --------    --------
Cash flows from operating activities
     Interest expense paid ...................................   $ (9,091)   $(10,028)   $ (9,523)
     Federal income taxes (paid) recovered ...................        (12)      7,483       6,901
     Cash dividends received from subsidiaries ...............     28,650      36,500      63,500
     Other, net ..............................................     (4,032)        693         421
                                                                 --------    --------    --------
         Net cash provided by operating activities ...........     15,515      34,648      61,299
                                                                 --------    --------    --------

Cash flows provided by (used in) investing activities
     Net (increase) decrease in investments ..................      5,707       7,214     (12,306)
     Capital contributions to subsidiaries ...................     (4,500)    (20,000)         --
                                                                 --------    --------    --------
         Net cash provided by (used in) investing activities..      1,207     (12,786)    (12,306)
                                                                 --------    --------    --------

Cash flows used in financing activities
     Purchase of treasury stock ..............................         --     (15,143)    (25,093)
     Dividends paid to shareholders ..........................    (17,072)    (17,240)    (15,756)
     Principal borrowings (payments) on Bank Credit Facility..      4,000          --      (1,000)
     Repurchase of common stock warrants .....................         --          --      (2,426)
     Exercise of stock options ...............................      3,759       5,302         362
     Catastrophe-linked equity put option premium ............       (950)       (950)       (950)
                                                                 --------    --------    --------
         Net cash used in financing activities ...............    (10,263)    (28,031)    (44,863)
                                                                 --------    --------    --------

Net increase (decrease) in cash ..............................      6,459      (6,169)      4,130
Cash at beginning of period ..................................      1,874       8,043       3,913
                                                                 --------    --------    --------

Cash at end of period ........................................   $  8,333    $  1,874    $  8,043
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                 See accompanying Independent Auditors' Report.

                                                    SCHEDULE III & VI (COMBINED)

                        HORACE MANN EDUCATORS CORPORATION

                       SUPPLEMENTARY INSURANCE INFORMATION

                             (Dollars in thousands)

                                                                     Discount,                 Other
                                     Deferred      Future policy      if any,                  policy      Premium
                                      policy         benefits,      deducted in              claims and    revenue/       Net
                                    acquisition     claims and        previous    Unearned    benefits     premium     investment
           Segment                     costs      claims expenses      column     premiums     payable      earned       income
           -------                  -----------   ---------------   -----------   --------   ----------   ---------    ----------
Year Ended December 31, 2001
  Property and casualty .........     $ 18,957       $  306,141        $   0      $177,023    $     --    $ 508,345    $  37,749
  Annuity .......................       54,791        1,279,891          xxx            --     113,780       14,906      107,583
  Life ..........................       84,028          701,964          xxx         8,546       9,654       93,272       55,226
  Other, including
    consolidating eliminations...          N/A            2,000          xxx           N/A         N/A       (1,281)      (1,291)
                                      --------       ----------                   --------    --------    ---------    ----------

      Total .....................     $157,776       $2,289,996          xxx      $185,569    $123,434    $ 615,242    $ 199,267
                                      ========       ==========                   ========    ========    =========    =========
Year Ended December 31, 2000
  Property and casualty .........     $ 16,936       $  298,896        $   0      $166,202    $     --    $ 489,952    $  35,695
  Annuity .......................       46,434        1,220,334          xxx            --     111,511       17,017      105,340
  Life ..........................       78,234          668,596          xxx         8,226      10,722       92,998       51,264
  Other, including
    consolidating eliminations...          N/A              N/A          xxx           N/A         N/A       (1,253)          97
                                      --------       ----------                   --------    --------    ---------    ----------

      Total .....................     $141,604       $2,187,826          xxx      $174,428    $122,233    $ 598,714    $ 192,396
                                      ========       ==========                   ========    ========    =========    =========

Year Ended December 31, 1999
  Property and casualty .........     $ 16,705       $  299,803        $   0      $162,793    $     --    $ 491,060    $  37,012
  Annuity .......................       41,558        1,240,757          xxx            --     114,611       16,706      105,224
  Life ..........................       71,929          629,889          xxx         8,052      11,919       87,618       47,005
  Other, including
    consolidating eliminations...          N/A              N/A          xxx           N/A         N/A         (256)        (974)
                                      --------       ----------                   --------    --------    ---------    ----------

      Total .....................     $130,192       $2,170,449          xxx      $170,845    $126,530    $ 595,128    $ 188,267
                                      ========       ==========                   ========    ========    =========    =========

                                                  Claims and claims
                                     Benefits     adjustment expense    Amortization                  Paid
                                      claims     incurred related to     of deferred                 claims
                                       and       -------------------        policy       Other     and claims
                                    settlement   Current     Prior       acquisition   operating   adjustment   Premiums
                                     expenses      year      years          costs       expenses    expenses    written
                                    ----------   --------   --------    ------------   ---------   ----------   --------
Year Ended December 31, 2001
  Property and casualty .........    $ 433,344   $416,770   $ 16,574      $ 47,780      $ 63,042     $411,147   $519,167
  Annuity .......................       66,901        xxx        xxx         3,498        21,368          xxx        xxx
  Life ..........................       69,840        xxx        xxx         8,232        41,531          xxx        xxx
  Other, including
    consolidating eliminations...        2,000        xxx        xxx        (1,462)       20,074          xxx        xxx
                                     ---------                            --------      --------
      Total .....................    $ 572,085        xxx        xxx      $ 58,048      $146,015          xxx        xxx
                                     =========                            ========      ========
Year Ended December 31, 2000
  Property and casualty .........    $ 417,369   $394,711   $ 22,658      $ 45,983      $ 58,416     $402,922   $493,364
  Annuity .......................       67,758        xxx        xxx         4,694        20,741          xxx        xxx
  Life ..........................       73,482        xxx        xxx         6,725        44,168          xxx        xxx
  Other, including
    consolidating eliminations...          N/A        xxx        xxx        (1,430)       33,577          xxx        xxx
                                     ---------                            --------      --------

      Total .....................    $ 558,609        xxx        xxx      $ 55,972      $156,902          xxx        xxx
                                     =========                            ========      ========

Year Ended December 31, 1999
  Property and casualty .........    $ 374,872   $379,455   $ (4,583)     $ 44,227      $ 54,453     $382,518   $495,075
  Annuity .......................       67,078        xxx        xxx         5,820         7,208          xxx        xxx
  Life ..........................       65,865        xxx        xxx         3,286        43,178          xxx        xxx
  Other, including
    consolidating eliminations...          N/A        xxx        xxx          (292)       16,377          xxx        xxx
                                     ---------                            --------      --------

      Total .....................    $ 507,815        xxx        xxx      $ 53,041      $121,216          xxx        xxx
                                     =========                            ========      ========

N/A Not applicable.

                 See accompanying Independent Auditor's Report.

                                                                     SCHEDULE IV

                        HORACE MANN EDUCATORS CORPORATION

                                   REINSURANCE

                             (Dollars in thousands)

     Column A                             Column B     Column C    Column D      Column E       Column F
                                                       Ceded to     Assumed                     Percentage
                                           Gross        Other      from State                   of Amount
                                          Amount      Companies    Facilities       Net       Assumed to Net
                                        -----------   ----------   ----------   -----------   --------------
Year ended December 31, 2001
    Life insurance in force .........   $13,216,146   $1,035,477          --    $12,180,669        --
    Premiums
      Property and casualty .........   $   514,574   $   24,350     $18,121    $   508,345       3.6%
      Annuity .......................        14,906           --          --         14,906        --
      Life ..........................        97,523        4,251          --         93,272        --
      Other, including
        consolidating eliminations...        (1,281)          --          --         (1,281)       --
                                        -----------   ----------    --------    -----------
          Total premiums ............   $   625,722   $   28,601     $18,121    $   615,242       2.9%
                                        ===========   ==========    ========    ===========
 Year ended December 31, 2000
    Life insurance in force .........   $12,646,371   $  746,447          --    $11,899,924        --
    Premiums
      Property and casualty .........   $   494,539   $   21,154     $16,567    $   489,952       3.4%
      Annuity .......................        17,017           --          --         17,017        --
      Life ..........................        94,949        1,951          --         92,998        --
      Other, including
        consolidating eliminations...        (1,253)          --          --         (1,253)       --
                                        -----------   ----------    --------    -----------
          Total premiums ............   $   605,252   $   23,105     $16,567    $   598,714       2.8%
                                        ===========   ==========    ========    ===========
Year ended December 31, 1999
    Life insurance in force .........   $12,300,704   $  783,527          --    $11,517,177        --
    Premiums
      Property and casualty .........   $   493,804   $   23,231     $20,487    $   491,060       4.2%
      Annuity .......................        16,706           --          --         16,706        --
      Life ..........................        89,695        2,077          --         87,618        --
      Other, including
        consolidating eliminations             (256)          --          --           (256)       --
                                        -----------   ----------    --------    -----------
          Total premiums ............   $   599,949   $   25,308     $20,487    $   595,128       3.4%
                                        ===========   ==========    ========    ===========

----------
NOTE: Premiums above include insurance premiums earned and contract charges earned.

                  See accompanying Independent Auditors' Report

================================================================================



                        HORACE MANN EDUCATORS CORPORATION

                                    EXHIBITS

                                       To

                                    FORM 10-K

                      For the Year Ended December 31, 2001




                                  VOLUME 1 OF 1


================================================================================

        The following items are filed as Exhibits to Horace Mann Educators Corporation's Annual Report on Form 10-K for the year ended December 31, 2001. Management contracts and compensatory plans are indicated by an asterisk(*).

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

Exhibit
No.                                  Description
---                                  -----------

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

       4.1(a)   Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.1).

       4.2 Certificate of Designations for HMEC Series A Cumulative Preferred Stock (included in Exhibit 10.17).

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

       10.1(a) Waiver Relating to Credit Agreement, incorporated by reference to Exhibit 10.1(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the SEC on May 14, 2001.

       10.1(b) Waiver Relating to Credit Agreement, incorporated by reference to Exhibit 10.1(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

       10.1(c) Waiver Relating to Credit Agreement, incorporated by reference to Exhibit 10.1(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

       10.1(d)  Amendment to Credit Agreement.

       10.2* Stock Subscription Agreement among HMEC (as successor to HME Holdings, Inc.), The Fulcrum III Limited Partnership, The Second Fulcrum III Limited Partnership and each of the Management Investors, incorporated by reference to Exhibit 10.17 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on April 2, 1990.

Exhibit
No.                                   Description
---                                   -----------

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

    10.6*      Horace Mann Educators Corporation 2001 Stock Incentive Plan.

    10.6(a)* Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan.

    10.6(b)* Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan.

    10.7*      Severance Agreements between HMEC and certain officers of HMEC.

    10.7(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

Exhibit
No.                                       Description
---                                       -----------

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

    10.12* Letter of Employment entered by and between HMEC and Peter H. Heckman effective April 10, 2000, incorporated by reference to
               Exhibit 10.14 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

    10.13* Letter of Employment entered by and between HMEC and Daniel M. Jensen effective September 4, 2001.

    10.14* Letter of Employment entered by and between HMEC and Douglas W. Reynolds effective November 12, 2001.

    10.15* Letter of Employment entered by and between HMEC and Bret A. Conklin effective January 14, 2002.

    10.16* Separation Agreement entered by and between HMEC and Larry K. Becker as of June 20, 2000, incorporated by reference to Exhibit
               10.4 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

    10.17 Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement) entered by and between HMEC and Centre Reinsurance, dated February 15, 1997 and related letter from Centre Reinsurance, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the SEC on March 26, 1997.

Exhibit
No.                                   Description
---                                   -----------

      10.17(a) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option Agreement (Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement), incorporated by reference to Exhibit 10.1(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed with the SEC on May 15, 1998.

      10.17(b) Amendment effective February 15, 1997 to Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.12(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC on March 31, 1999.

      10.17(c) Amendment effective June 1, 1999 to Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement, incorporated by reference to Exhibit 10.1(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the SEC on November 12, 1999.

(11)  Statement regarding computation of per share earnings.

(12)  Statement regarding computation of ratios.

(21)  Subsidiaries of HMEC.

(23)  Consent of KPMG LLP.