Form 10-Q
period 2002-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2002-05-15
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ------------

     Commission file number 1-10890

                        HORACE MANN EDUCATORS CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                37-0911756
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

    1 Horace Mann Plaza, Springfield, Illinois         62715-0001
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

     As of April 30, 2002, 40,847,969 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                         Page
                                                                                         ----
PART I -    FINANCIAL INFORMATION

            Item 1. Financial Statements

                   Independent Auditors' Review Report...................................  1

                   Consolidated Balance Sheets as of
                      March 31, 2002 and December 31, 2001...............................  2

                   Consolidated Statements of Operations for the
                      Three Months Ended March 31, 2002 and 2001.........................  3

                   Consolidated Statements of Changes in Shareholders' Equity
                      for the Three Months Ended March 31, 2002 and 2001.................  4

                   Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 2002 and 2001.........................  5

                   Notes to Consolidated Financial Statements............................  6

            Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.............................. 17

            Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 37

PART II -   OTHER INFORMATION

            Item 4. Submission of Matters to a Vote of Security Holders.................. 37

            Item 6. Exhibits and Reports on Form 8-K..................................... 37

SIGNATURES............................................................................... 38

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2002, we expressed an unqualified opinion on those consolidated financial statements.

     As discussed in note 5 to the consolidated financial statements, as of January 1, 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets."


/s/ KPMG LLP
----------------------
KPMG LLP

Chicago, Illinois
May 2, 2002

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                     March 31,   December 31,
                                                                       2002          2001
                                                                    ----------   ------------
                                     ASSETS

Investments
   Fixed maturities, available for sale, at fair value (amortized
     cost, 2002, $2,689,455; 2001, $2,726,831) ..................   $2,676,729    $2,769,867
   Short-term and other investments .............................      122,246       107,445
   Short-term investments, loaned securities collateral .........      468,152        98,369
                                                                    ----------    ----------
       Total investments ........................................    3,267,127     2,975,681
Cash ............................................................       33,321        33,939
Accrued investment income and premiums receivable ...............       98,004       112,746
Deferred policy acquisition costs ...............................      164,679       157,776
Goodwill ........................................................       47,396        47,396
Value of acquired insurance in force ............................       37,640        38,393
Other assets ....................................................      175,228       114,665
Variable annuity assets .........................................    1,036,022     1,008,430
                                                                    ----------    ----------
       Total assets .............................................   $4,859,417    $4,489,026
                                                                    ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities ...........................   $1,295,008    $1,278,137
   Interest-sensitive life contract liabilities .................      524,882       518,455
   Unpaid claims and claim expenses .............................      313,926       314,295
   Future policy benefits .......................................      180,178       179,109
   Unearned premiums ............................................      178,334       185,569
                                                                    ----------    ----------
       Total policy liabilities .................................    2,492,328     2,475,565
Other policyholder funds ........................................      123,714       123,434
Other liabilities ...............................................      615,986       269,640
Short-term debt .................................................       53,000        53,000
Long-term debt ..................................................       99,779        99,767
Variable annuity liabilities ....................................    1,036,022     1,008,430
                                                                    ----------    ----------
       Total liabilities ........................................    4,420,829     4,029,836
                                                                    ----------    ----------
Preferred stock, $0.001 par value, shares authorized
   1,000,000; none issued .......................................           --            --
Common stock, $0.001 par value, shares authorized
   75,000,000; shares issued, 2002, 60,155,670;
   2001, 60,076,921 .............................................           60            60
Additional paid-in capital ......................................      342,406       341,052
Retained earnings ...............................................      472,426       461,139
Accumulated other comprehensive income (loss), net of taxes:
   Net unrealized gains (losses) on fixed
     maturities and equity securities ...........................       (6,815)       26,336
   Minimum pension liability adjustment .........................      (11,530)      (11,438)
Treasury stock, at cost, 19,341,296 shares ......................     (357,959)     (357,959)
                                                                    ----------    ----------
       Total shareholders' equity ...............................      438,588       459,190
                                                                    ----------    ----------
         Total liabilities and shareholders' equity .............   $4,859,417    $4,489,026
                                                                    ==========    ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------

Insurance premiums written and contract deposits .....     $211,748     $207,772
                                                           ========     ========

Revenues
   Insurance premiums and contract charges earned ....     $155,553     $149,917
   Net investment income .............................       49,685       48,763
   Realized investment gains .........................        2,582        4,684
                                                           --------     --------

     Total revenues ..................................      207,820      203,364
                                                           --------     --------

Benefits, losses and expenses
   Benefits, claims and settlement expenses ..........      110,816      107,777
   Interest credited .................................       24,149       23,809
   Policy acquisition expenses amortized .............       14,625       14,058
   Operating expenses ................................       32,276       29,494
   Amortization of intangible assets .................        1,294        1,907
   Interest expense ..................................        2,067        2,524
                                                           --------     --------

     Total benefits, losses and expenses .............      185,227      179,569
                                                           --------     --------

Income before income taxes ...........................       22,593       23,795
Income tax expense ...................................        7,022        7,097
                                                           --------     --------

Net income ...........................................     $ 15,571     $ 16,698
                                                           ========     ========

Net income per share
   Basic .............................................     $   0.38     $   0.41
                                                           ========     ========
   Diluted ...........................................     $   0.38     $   0.41
                                                           ========     ========

Weighted average number of shares
   and equivalent shares (in thousands)
     Basic ...........................................       40,780       40,524
     Diluted .........................................       41,231       40,747

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                 Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                 2002         2001
                                                               ---------   ---------
Common stock
   Beginning balance .......................................   $      60   $      60
   Options exercised, 2002, 68,465 shares;
     2001, 10,000 shares ...................................          --          --
   Conversion of Director Stock Plan units,
     2002, 10,284 shares ...................................          --          --
                                                               ---------   ---------
   Ending balance ..........................................          60          60
                                                               ---------   ---------

Additional paid-in capital
   Beginning balance .......................................     341,052     338,243
   Options exercised and conversion of
     Director Stock Plan units .............................       1,354          90
   Catastrophe-linked equity put option premium ............          --        (237)
                                                               ---------   ---------
   Ending balance ..........................................     342,406     338,096
                                                               ---------   ---------

Retained earnings
   Beginning balance .......................................     461,139     452,624
   Net income ..............................................      15,571      16,698
   Cash dividends, 2002, $0.105; 2001, $0.105 per share ....      (4,284)     (4,257)
                                                               ---------   ---------
   Ending balance ..........................................     472,426     465,065
                                                               ---------   ---------

Accumulated other comprehensive income (loss), net of taxes:
   Beginning balance .......................................      14,898      (4,975)
     Change in net unrealized gains (losses) on
       fixed maturities and equity securities ..............     (33,151)     28,475
     Increase in minimum pension liability adjustment ......         (92)         --
                                                               ---------   ---------
   Ending balance ..........................................     (18,345)     23,500
                                                               ---------   ---------

Treasury stock, at cost
   Beginning and ending balance,
     2002 and 2001, 19,341,296 shares ......................    (357,959)   (357,959)
                                                               ---------   ---------

Shareholders' equity at end of period ......................   $ 438,588   $ 468,762
                                                               =========   =========

Comprehensive income
   Net income ..............................................   $  15,571   $  16,698
   Other comprehensive income, net of taxes:
     Change in net unrealized gains (losses)
       on fixed maturities and equity securities ...........     (33,151)     28,475
     Increase in minimum pension liability adjustment ......         (92)         --
                                                               ---------   ---------
         Other comprehensive income ........................     (33,243)     28,475
                                                               ---------   ---------
           Total ...........................................   $ (17,672)  $  45,173
                                                               =========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                ---------------------
                                                                  2002        2001
                                                                ---------   ---------
Cash flows from operating activities
   Premiums collected .......................................   $ 164,686   $ 161,789
   Policyholder benefits paid ...............................    (121,842)   (123,478)
   Policy acquisition and other operating expenses paid .....     (55,186)    (46,814)
   Federal income taxes paid ................................      (2,032)         --
   Investment income collected ..............................      52,991      49,438
   Interest expense paid ....................................      (3,316)     (4,148)
   Other ....................................................         (20)       (287)
                                                                ---------   ---------

       Net cash provided by operating activities ............      35,281      36,500
                                                                ---------   ---------

Cash flows used in investing activities
   Fixed maturities
     Purchases ..............................................    (433,944)   (358,085)
     Sales ..................................................     393,132     262,781
     Maturities .............................................      19,602      66,699
   Net cash used for short-term and other investments .......     (15,342)     (7,094)
                                                                ---------   ---------

       Net cash used in investing activities ................     (36,552)    (35,699)
                                                                ---------   ---------

Cash flows provided by (used in) financing activities
   Dividends paid to shareholders ...........................      (4,284)     (4,257)
   Principal repayments on Bank Credit Facility .............          --          --
   Exercise of stock options ................................       1,354          90
   Catastrophe-linked equity put option premium .............          --        (237)
   Annuity contracts, variable and fixed
     Deposits ...............................................      63,349      58,952
     Maturities and withdrawals .............................     (41,124)    (53,785)
     Net transfer to variable annuity assets ................     (16,954)     (3,484)
   Net decrease in life policy account balances .............      (1,688)     (1,076)
                                                                ---------   ---------

       Net cash provided by (used in) financing activities ..         653      (3,797)
                                                                ---------   ---------

Net decrease in cash ........................................        (618)     (2,996)

Cash at beginning of period .................................      33,939      21,141
                                                                ---------   ---------

Cash at end of period .......................................   $  33,321   $  18,145
                                                                =========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2002 and December 31, 2001 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 2002 and 2001.

     The subsidiaries of HMEC sell and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to educators and other employees of public schools and their families. The Company's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

     It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     The Company's Consolidated Balance Sheets at March 31, 2002 and December 31, 2001 did not reflect any accrued amounts due to the restructure of its Massachusetts automobile business.

     The Company expects that this transaction will have a positive impact on operating income of approximately $0.10 per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of current policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures. The Company's Massachusetts automobile business represented premiums written and earned of approximately $7,000 and $27,000 for the three months ended March 31, 2001 and the twelve months ended December 31, 2001, respectively. In 2002, premiums written for the voluntary portion of this business have been reduced to zero, and premiums earned will be reduced significantly throughout the year reflecting run-off of the policies in force at December 31, 2001. For the full year 2001, claims and settlement expenses in Massachusetts for voluntary automobile business were $9,137 and for involuntary residual market business were $11,455. Claims and settlement expenses in 2002 will reflect run-off of the business and a decline in exposure to loss, as the policies written as the Company's risk expire.

     Printing Services, Group Insurance and Credit Union Marketing Operations

     In November 2001, the Company recorded restructuring charges of $450 pretax ($293, less than $0.01 per share, after tax) reflecting the decision to close its on site printing services operations based on a cost benefit analysis. Employee termination costs, for termination of 13 individuals by December 31, 2001, which represented severance, vacation buy-out and related payroll taxes represented $409 of the total charge. The eliminated positions encompass management, technical and clerical responsibilities. The remaining $41 was attributable primarily to the write-off of equipment related to this function.

     In December 2000, the Company recorded restructuring charges of $2,236 pretax ($1,453, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The changes will improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, for termination of an estimated 50 individuals, represented severance, vacation buy-out and related payroll taxes. The eliminated positions encompass management, professional and clerical responsibilities. By December 31, 2001, 39 individuals had been terminated with two additional terminations scheduled in 2002. Termination of lease agreements represented office space used by the credit union marketing group. The remaining charge was attributable primarily to the write-off of software related to these two areas.

     The following table provides information about the components of the charges taken in December 2001 and 2000, the balance of accrued amounts at December 31, 2001 and March 31, 2002, and payment activity during the three months ended March 31, 2002.

                                        Original    Reserve at                             Reserve at
                                         Pretax    December 31,                            March 31,
                                         Charge        2001       Payments   Adjustments      2002
                                        --------   ------------   --------   -----------   ----------
Charges to earnings:
   Printing Services Operations
      Employee termination
         costs ......................    $  409       $  396        $108         $--          $288
      Write-off of equipment ........        41           --          --          --            --
                                         ------       ------        ----         ---          ----
            Subtotal ................       450          396         108          --           288
                                         ------       ------        ----         ---          ----
      Group Insurance and
      Credit Union Marketing
      Operations
         Employee termination
            costs ...................     1,827          636         139          --           497
         Termination of lease
            agreements ..............       285           --          --          --            --
         Write-off of capitalized
            software ................       106           --          --          --            --
         Other ......................        18           --          --          --            --
                                         ------       ------        ----         ---          ----
            Subtotal ................     2,236          636         139          --           497
                                         ------       ------        ----         ---          ----
               Total ................    $2,686       $1,032        $247         $--          $785
                                         ======       ======        ====         ===          ====

Note 3 - Debt

     Indebtedness outstanding was as follows:

                                                             March 31,   December 31,
                                                                2002         2001
                                                             ---------   ------------
     Short-term debt:
        $65,000 Bank Credit Facility, commitment to
           June 30, 2002.
           (IBOR + 0.75%, 2.7% as of
           March 31, 2002) ...............................   $ 53,000      $ 53,000
     Long-term debt:
        6 5/8% Senior Notes, due January 15, 2006.
           Face amount less unaccrued discount of $221
           and $233 (6.7% imputed rate) ..................     99,779        99,767
                                                             --------      --------
              Total ......................................   $152,779      $152,767
                                                             ========      ========

     Bank Credit Facility

     The Bank Credit Facility provides for unsecured borrowings of up to $65,000. An amendment to the Bank Credit Agreement was made prior to December 31, 2001, which extended the maturity from December 31, 2001 to June 30, 2002. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 0.75% effective January 1, 2002). The unused portion of the Bank Credit Facility is subject to a variable commitment fee which was 0.15% on an annual basis at March 31, 2002. The $53,000 balance outstanding under the Bank Credit Facility was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes as described below.

     Subsequent Event -- Issuance of 1.425% Senior Convertible Notes ("Convertible Notes") and Repayment of Bank Credit Facility

     On May 14, 2002, the Company issued $315,800 face amount (up to $368,500 face amount if the initial purchasers exercise their overallotment option in full) of 1.425% senior convertible notes due in 2032 at an effective yield of 3.0%. The net proceeds from the sale of the Convertible Notes have been used to repay the Bank Credit Facility and will be used for general corporate purposes and potentially to reduce other corporate indebtedness. Interest on the Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Convertible Note. The contingent cash interest payable per Convertible Note in respect of any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period. The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied, into shares of HMEC's common stock at a conversion price of $26.74 (which represents a conversion premium of 30% over the last reported bid price on the New York Stock Exchange National Market on May 8,
2002). The Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Convertible Notes may require HMEC to purchase all or a portion of their Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements.

     Subsequent to the issuance of the Convertible Notes and the repayment of the existing Bank Credit Facility and prior to June 30, 2002, HMEC expects to enter into a new bank credit agreement for a $25,000 three-year senior unsecured revolving credit facility with covenants similar to those under the existing Bank Credit Facility. There can be no assurance that HMEC will finalize the terms of the new bank credit agreement or that HMEC will enter into the new bank credit agreement.

Note 4 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

                                  Percent of
                                Carrying Value            March 31, 2002
                           ------------------------   -----------------------
Rating of Fixed            March 31,   December 31,    Carrying    Amortized
Maturity Securities(1)       2002          2001         Value         Cost
----------------------     ---------   ------------   ----------   ----------
AAA ....................     37.4%         36.7%      $  999,786   $  985,723
AA .....................      5.8           6.3          155,757      152,511
A ......................     20.7          20.8          554,184      551,399
BBB ....................     31.3          31.6          836,825      855,102
BB .....................      1.5           1.5           40,797       45,770
B ......................      2.5           2.1           66,737       76,835
CCC or lower ...........      0.6           0.8           17,184       16,913
Not rated(2) ...........      0.2           0.2            5,459        5,202
                            -----         -----       ----------   ----------
   Total ...............    100.0%        100.0%      $2,676,729   $2,689,455
                            =====         =====       ==========   ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $66 of publicly traded securities not currently rated by S&P, Moody's or the National Association of Insurance Commissioners (the "NAIC") and $5,393 of private placement securities not rated by either S&P or Moody's. The NAIC has rated 92.2% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Percent            Carrying
                                                   of Total              Value
                                           ------------------------   ----------
                                           March 31,   December 31,   March 31,
Scheduled Maturity                           2002          2001          2002
------------------                         ---------   ------------   ----------
Due in 1 year or less...................      4.1%          4.0%      $  109,902
Due after 1 year through 5 years........     21.1          23.0          565,884
Due after 5 years through 10 years......     30.2          29.9          807,017
Due after 10 years through 20 years.....     15.3          14.8          409,212
Due after 20 years......................     29.3          28.3          784,714
                                            -----         -----       ----------
  Total.................................    100.0%        100.0%      $2,676,729
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

     The Company lends fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2002 and December 31, 2001, fixed maturities with a fair value of $468,152 and $98,369, respectively, were on loan. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Securities lending collateral is classified as investments with a corresponding liability included in Other Liabilities in the Company's Consolidated Balance Sheet, in accordance with the applicable accounting guidance.

Note 5 - Goodwill and Other Acquired Intangible Assets

     When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company. The value of acquired insurance in force is being amortized over the following periods utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits. Goodwill was amortized over 40 years on a straight-line basis through December 31, 2001.

     Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company's value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. The Company has not determined the impact, if any, that the goodwill impairment testing prescribed by these statements will have on its consolidated financial position or results of operations. Prior to June 30, 2002, the Company will complete the allocation of goodwill by business segment and the initial impairment testing procedures. Goodwill amortization was $405 for the three months ended March 31, 2001 and $1,618 for the full year 2001.

     Net income and net income per share exclusive of goodwill amortization expense in 2001 were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        2002     2001
                                                      -------   -------

Reported net income ............................      $15,571   $16,698
Add back:  Goodwill amortization ...............           --       405
                                                      -------   -------
  Adjusted net income ..........................      $15,571   $17,103
                                                      =======   =======

Reported net income per share-basic ............      $  0.38   $  0.41
Add back:  Goodwill amortization ...............           --      0.01
                                                      -------   -------
  Adjusted net income per share-basic ..........      $  0.38   $  0.42
                                                      =======   =======

Reported net income per share-diluted ..........      $  0.38   $  0.41
Add back:  Goodwill amortization ...............           --      0.01
                                                      -------   -------
  Adjusted net income per share-diluted ........      $  0.38   $  0.42
                                                      =======   =======

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

     The balances of value of acquired insurance in force by segment at March 31, 2002 and December 31, 2001 were as follows:

                                                   March 31, 2002                    December 31, 2001
                                         ---------------------------------   ---------------------------------
                                                    Accumulated      Net                Accumulated      Net
                                           Cost     Amortization   Balance     Cost     Amortization   Balance
                                         --------   ------------   -------   --------   ------------   -------
Value of acquired
  insurance in force
     Life ............................   $ 48,746     $ 38,592     $10,154   $ 48,746     $38,151      $10,595
     Annuity .........................     87,553       60,100      27,453     87,553      59,247       28,306
                                         --------     --------     -------   --------     -------      -------
         Subtotal ....................   $136,299     $ 98,692      37,607   $136,299     $97,398       38,901
                                         ========     ========     -------   ========     =======      -------
     Impact of
       unrealized gains
       and losses ....................                                  33                                (508)
                                                                   -------                             -------
         Total .......................                             $37,640                             $38,393
                                                                   =======                             =======

     Scheduled amortization of the December 31, 2001 balances of value of acquired insurance in force by segment over the next five years is as follows:

                                                                        Year Ended December 31,
                                                              ------------------------------------------
                                                               2002     2003     2004     2005     2006
                                                              ------   ------   ------   ------   ------
Scheduled amortization of:
  Value of acquired insurance in force
     Life..................................................   $1,726   $1,625   $1,537   $1,460   $1,394
     Annuity...............................................    3,779    3,785    3,917    4,037    4,140
                                                              ------   ------   ------   ------   ------
       Total...............................................   $5,505   $5,410   $5,454   $5,497   $5,534
                                                              ======   ======   ======   ======   ======

Note 6 - Shareholders' Equity

     Share Repurchase Programs

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of March 31, 2002, $96,343 remained authorized for future share repurchases.

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

                                               Ceded to     Assumed
                                    Gross       Other      from State
                                    Amount    Companies    Facilities     Net
                                   --------   ----------   ----------   --------
Three months ended
  March 31, 2002
--------------------------------

Premiums written ...............   $211,173     $3,254       $3,829     $211,748
Premiums earned ................    160,053      7,863        3,363      155,553
Benefits, claims and
  settlement expenses ..........    116,030      9,416        4,202      110,816

Three months ended
  March 31, 2001
--------------------------------

Premiums written ...............   $210,068     $6,150       $3,854     $207,772
Premiums earned ................    152,574      6,660        4,003      149,917
Benefits, claims and
  settlement expenses ..........    111,274      7,790        4,293      107,777

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8,500 per occurrence up to $80,000 per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $11,000 up to $47,400 with the Florida Hurricane Fund, based on the Fund's resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100,000 equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154,000 of catastrophe losses above the reinsurance coverage limit. For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $250 up to $2,500.

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, the equity put coverage of $75,000 provides a source of capital for up to $115,000 of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Total fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement is effective only for the last eight months of the year. The agreement states certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215,000 after recording the first triggering event; (ii) the Company's total debt as a percentage of capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at May 7, 2002.

     The maximum individual life insurance risk retained by the Company is $200 on any individual life and $125 is retained on each group life policy. Excess amounts are reinsured.

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

                                                             Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                             2002          2001
                                                          ----------    ----------
Insurance premiums and contract charges earned
   Property and casualty ..............................   $  128,004    $  123,183
   Annuity ............................................        3,691         3,786
   Life ...............................................       24,180        23,267
   Intersegment eliminations ..........................         (322)         (319)
                                                          ----------    ----------
       Total ..........................................   $  155,553    $  149,917
                                                          ==========    ==========
Net investment income
   Property and casualty ..............................   $    9,621    $    9,027
   Annuity ............................................       27,328        26,659
   Life ...............................................       13,028        13,360
   Corporate and other ................................            3            51
   Intersegment eliminations ..........................         (295)         (334)
                                                          ----------    ----------
       Total ..........................................   $   49,685    $   48,763
                                                          ==========    ==========
Net income
   Operating income (loss)
     Property and casualty ............................   $    7,217    $    7,864
     Annuity ..........................................        4,672         4,229
     Life .............................................        3,825         3,951
     Corporate and other, including interest expense...       (1,821)       (2,391)
                                                          ----------    ----------
       Total operating income .........................       13,893        13,653
   Realized investment gains, after tax ...............        1,678         3,045
                                                          ----------    ----------
       Total ..........................................   $   15,571    $   16,698
                                                          ==========    ==========
Amortization of intangible assets
   Value of acquired insurance in force
     Annuity ..........................................   $      853    $    1,031
     Life .............................................          441           471
                                                          ----------    ----------
       Subtotal .......................................        1,294         1,502
   Goodwill (See Note 5) ..............................           --           405
                                                          ----------    ----------
       Total ..........................................   $    1,294    $    1,907
                                                          ==========    ==========

                                                           March 31,   December 31,
                                                             2002         2001
                                                          ----------   ------------
Assets
   Property and casualty ..............................   $  734,242    $  738,638
   Annuity ............................................    2,918,725     2,674,524
   Life ...............................................    1,144,884     1,007,345
   Corporate and other ................................      102,285       105,215
   Intersegment eliminations ..........................      (40,719)      (36,696)
                                                          ----------    ----------
     Total ............................................   $4,859,417    $4,489,026
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

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make estimates and assumptions based on information available at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgements at the time the financial statements were prepared. For the Company, the areas most subject to significant management judgements include: reserves for property and casualty claims and claim settlement expenses, reserves for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force and valuation of investments. Additional information regarding the accounting policies for each of these areas is provided within the relevant topics in "Results of Operations," as well as in the Notes to Consolidated Financial Statements in the Company's Annual Report for 2001 on Form 10-K.

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

Results of Operations

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                       Three Months Ended     Growth Over
                                                            March 31,          Prior Year
                                                       ------------------   ----------------
                                                         2002     2001      Percent   Amount
                                                        ------   ------     -------   ------
Automobile and property (voluntary).................    $118.9   $117.4        1.3%   $ 1.5
  Excluding Massachusetts automobile................     118.9    111.9        6.3%     7.0
  Massachusetts automobile..........................        --      5.5     -100.0%    (5.5)
Annuity deposits....................................      63.3     59.0        7.3%     4.3
Life ...............................................      27.7     28.6       -3.1%    (0.9)
                                                        ------   ------               -----
         Subtotal - core lines......................     209.9    205.0        2.4%     4.9
         Subtotal - core lines, excluding
           Massachusetts automobile.................     209.9    199.5        5.2%    10.4
Involuntary and other
  property & casualty...............................       1.8      2.8      -35.7%    (1.0)
     Excluding Massachusetts
       automobile...................................       0.4      1.2      -66.7%    (0.8)
     Massachusetts automobile.......................       1.4      1.6      -12.5%    (0.2)
                                                        ------   ------               -----
         Total......................................    $211.7   $207.8        1.9%   $ 3.9
                                                        ======   ======               =====
         Total, excluding Massachusetts
           automobile...............................    $210.3   $200.7        4.8%   $ 9.6
                                                        ======   ======               =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                       Three Months Ended     Growth Over
                                                            March 31,          Prior Year
                                                       ------------------   ----------------
                                                         2002     2001      Percent   Amount
                                                        ------   ------     -------   ------
Automobile and property (voluntary).................    $124.5   $118.4        5.2%   $ 6.1
  Excluding Massachusetts automobile................     120.3    112.8        6.6%     7.5
  Massachusetts automobile..........................       4.2      5.6      -25.0%    (1.4)
Annuity.............................................       3.7      3.8       -2.6%    (0.1)
Life ...............................................      23.9     23.0        3.9%     0.9
                                                        ------   ------               -----
       Subtotal - core lines........................     152.1    145.2        4.8%     6.9
       Subtotal - core lines, excluding
         Massachusetts automobile...................     147.9    139.6        5.9%     8.3
Involuntary and other
  property & casualty...............................       3.5      4.7      -25.5%    (1.2)
     Excluding Massachusetts
       automobile...................................       1.5      2.7      -44.4%    (1.2)
     Massachusetts automobile.......................       2.0      2.0         --       --
                                                        ------   ------               -----
       Total........................................    $155.6   $149.9        3.8%   $ 5.7
                                                        ======   ======               =====
       Total, excluding Massachusetts
         automobile.................................    $149.4   $142.3        5.0%   $ 7.1
                                                        ======   ======               =====

     As previously disclosed, the Company restructured its presence in the Massachusetts automobile market and ceased writing automobile insurance policies in that state on December 31, 2001. Through a marketing alliance with The Commerce Group, Inc. ("Commerce"), the Company now offers Massachusetts customers Commerce automobile insurance policies while continuing to write other Horace Mann products, including retirement annuities and property and life insurance.

     Premiums written and contract deposits for the Company's core lines increased 5.2% compared to the prior year, excluding Massachusetts voluntary automobile premiums written in the first three months of 2001. The growth resulted from continued strong gains in the annuity segment and improved growth in the Company's automobile business.

     Average agent productivity for all lines of business combined increased 14.7% compared to the first quarter of 2001, offsetting a 6.8% decline in the total agent count. At March 31, 2002, the Company's exclusive agency force totaled 840. The number of experienced agents in the agent force, 520, was down 17.6% at March 31, 2002, compared to a year earlier due primarily to terminations of less-productive agents over the prior 12 months. This and the strong improvement in productivity levels of agents hired in the last 12 months have driven the overall average agent productivity increase. Average agent productivity is measured as new sales per the average number of agents for the period.

     In 2001, the Company modified its agent compensation and reward structure, in order to provide incentive for agent performance that is more closely aligned with the Company's objectives. The revised structure continues the historical focus on profitability but also places a greater emphasis on individual agent productivity, new premium growth, growth in educator and cross-sold business, and business retention. In addition, the Company's agency manager compensation structure was similarly modified, and the agency management team was strengthened through the promotions of several of its most experienced and capable agents. The number of new agents hired during 2001 and the first three months of 2002 was comparable to prior periods, in spite of the Company's implementation of more stringent agent selection criteria to improve agent productivity and retention in the future. The new compensation plan for agency managers became effective January 1, 2001. The new compensation plan for all agents was implemented on August 1, 2001, and there were approximately 800 agents at the time of implementation. Also in 2001, the Company implemented enhanced agent training programs, to help new agents achieve production targets more rapidly and help experienced agents sharpen and strengthen their skills, and began providing agents with additional tools and support programs, to help them make a successful transition to their new role under the Company's Value Proposition. Management believes these actions, along with other strategic initiatives, will continue to have a positive impact on agent productivity in the future.

     In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau has voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau would have an adverse impact of approximately $350 million for the insurance industry. The Company's full year earned premiums would be negatively impacted by approximately $2 million and $3 million in 2002 and 2003, respectively. In addition, the difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders. Due to the April 2002 effective date, this issue did not impact the Company's results for the three months ended March 31, 2002.

     Total voluntary automobile and homeowners premium written growth was 6.3% for the quarter, excluding Massachusetts voluntary automobile written premiums of $5.5 million from the prior year. The average premium per policy increased for both automobile and homeowners insurance, compared to a year earlier, and the number of automobile policies also increased. Voluntary automobile insurance premium written, excluding Massachusetts, increased 6.9% ($6.0 million) compared to the first three months of 2001 and homeowners premium increased 4.0% ($1.0 million). The property and casualty increase in premiums written resulted from growth in average premium per policy of 3% for automobile and 11% for homeowners, compared to a year earlier, as the growing impact of rate actions continue to flow through policy renewals and new business. Compared to the first three months of 2001, average earned premiums increased 4% for voluntary automobile and 9% for homeowners, reflecting the positive impact of rate increases implemented over the prior 12 months. Over the prior 12 months and excluding a 4,000 unit decrease in Massachusetts automobile, unit growth was 0.8%, or 7,000, with all of the increase in automobile. Homeowners units were equal to 12 months earlier and 3,000 units less than at December 31, 2001. At March 31, 2002, there were 592,000 voluntary automobile and 289,000 homeowners policies in force for a total of 881,000, including 18,000 Massachusetts voluntary automobile units which will run off over the remaining months of 2002.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, equal to the 12 months ended March 31, 2001 despite implemented rate increases over the period. The Company plans additional rate increases in the remainder of 2002 and beyond, with primary emphasis on the homeowners line, which are expected to have an adverse impact on retention of homeowners policies in force. The Company's plans to implement tiered rating systems based on customers' credit ratings for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth in the educator market. Tiered rating, together with price increases implemented and planned, are expected to return the Company to rate adequacy, with average premium growth keeping pace with average loss experience over time. For 2002, the Company is targeting combined ratios of approximately 96% for voluntary automobile and 108% for homeowners, as a result of the impact of rate actions coupled with other initiatives described under "Results of Operations -- Benefits, Claims and Settlement Expenses."

     The decline in premiums written for involuntary and other property and casualty was primarily attributable to state mandatory automobile insurance facility business.

     Growth in annuity contract deposits for the three months ended March 31, 2002 reflected new business and improvements in retention of existing business. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that helps agents assist educator customers in selecting the best retirement investment programs for their individual needs and circumstances. The fourth quarter of 2000 was the first full quarter with the expanded investment options.

     Compared to the first three months of 2001, new annuity deposits increased 7.3%, reflecting a 14.2% increase in new single premium and rollover deposits and a 4.4% increase in scheduled deposits received. New deposits to variable annuities decreased 9.5% or $3.0, and new deposits to fixed annuities were 26.5%, or $7.3 million, higher than in the first three months of 2001. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed annuity option to the variable mutual fund investment options over a 12-month period. Variable annuity accumulated funds on deposit at March 31, 2002 were $1.0 billion, $101.2 million greater than a year earlier, a 10.8% increase including the impact of financial market values. Variable annuity accumulated deposit retention improved 6.7 percentage points over the 12 months to 93.0%, reflecting ongoing improvement following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended March 31, 2002 was 94.1%, 4.7 percentage points better than the same period last year. Fixed annuity accumulated cash value was $1.4 billion at March 31, 2002, $64.8 million, or 4.8%, more than a year earlier. The number of annuity contracts outstanding increased 7.6%, or 10,000 contracts, compared to March 31, 2001.

     In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the three months ended March 31, 2002, the amount of variable annuity surrenders was 31% lower than for the same period last year. The amount of fixed annuity surrenders decreased 29% compared to the first three months of 2001.

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

     For the three months ended March 31, 2002, annuity segment contract charges earned decreased 2.6%, or $0.1 million, compared to the same period last year. Improvements in retention of variable and fixed accumulated values, as described above, resulted in a decline in surrender fees earned.

     Life segment premiums and contract deposits for the first three months of 2002 were 3.1% lower than a year earlier, due primarily to a decrease in interest-sensitive life product deposits. The life insurance in force lapse ratio was 9.3% for the twelve months ended March 31, 2002, compared to 8.6% for the same period last year. The lapse ratios for the term portion and the whole life portion of the business were each comparable to the prior year, with the overall lapse ratio increasing as a result of a shift in the mix of business.

     Net Investment Income

     Investment income of $49.7 million for first three months of 2002 increased 1.8%, or $0.9 million, (1.2% after tax) compared to the prior year due primarily to growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 3.2% over the past 12 months. The average pretax yield on the investment portfolio was 7.0% (4.7% after tax) for the first three months of 2002, compared to a pretax yield of 7.1% (4.8% after tax) last year.

     Realized Investment Gains and Losses

     Net realized investment gains were $2.6 million and $4.7 million for the three months ended March 31, 2002 and 2001, respectively. The current quarter included impairment charges of $9.9 million related to fixed income securities issued by two telecommunications companies and a realized investment loss of $2.0 million from the Company's sale of all of its holdings in securities issued by Kmart Corporation. Offsetting these losses were gains realized from ongoing investment portfolio management activity. Management believes that there may be further investment impairments during the remainder of 2002 if current economic and financial conditions persist. The net realized gains in 2001 primarily resulted from full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages.

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

     Benefits, Claims and Settlement Expenses

                                                            Three Months Ended     Growth Over
                                                                 March 31,          Prior Year
                                                            ------------------   ---------------
                                                              2002     2001      Percent   Amount
                                                             ------   ------     -------   ------
     Property and casualty...............................    $100.0   $ 96.2        4.0%   $ 3.8
     Annuity.............................................       0.1      0.2      -50.0%    (0.1)
     Life................................................      10.7     11.4       -6.1%    (0.7)
                                                             ------   ------               -----
       Total.............................................    $110.8   $107.8        2.8%   $ 3.0
                                                             ======   ======               =====

     Property and casualty statutory loss ratio:
          Before catastrophe losses......................      77.9%    79.2%               -1.3%
          After catastrophe losses.......................      78.1%    78.1%                 --

     In the first three months of 2002, the Company's benefits, claims and settlement expenses reflected improvements in both the voluntary automobile and the homeowners loss ratios excluding catastrophe losses as a result of favorable weather, loss containment initiatives and an increase in average premium per policy. In the first quarter of 2001, homeowners claims and settlement expenses reflected a high level of non-catastrophe weather-related losses.

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

     Net favorable development of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $0.5 million for the first three months of 2002, comparable to favorable development of $0.3 million for the same period in 2001. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were strengthened $0.1 million in the current period, compared to no change a year earlier. The Company's property and casualty net reserves were $270 million and $249 million at March 31, 2002 and 2001, respectively.

     Non-catastrophe weather-related losses in the first quarter of 2001 were notably greater than historical experience. The non-catastrophe property loss ratio by quarter and for the full years 2001, 2000 and 1999 was as follows:

                                                    2002   2001   2000   1999
                                                    ----   ----   ----   ----
Non-catastrophe property loss ratio for the:

     Quarter ended March 31......................   78.5%  85.1%  79.0%  81.9%
     Quarter ended June 30.......................          99.4%  91.4%  72.8%
     Quarter ended September 30..................          99.7%  82.8%  78.1%
     Quarter ended December 31...................          82.8%  80.7%  53.3%

     Year ended December 31......................          91.5%  83.4%  71.0%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. Although the Company's actions have begun to have a positive impact, with minimal effect on policy retention through the first quarter of 2002, management expects that the full impact of these changes will be realized later in 2002 and beyond. In light of experience and competitive actions in 2001, the Company is continuing to aggressively increase homeowners rates. The Company has also initiated further tightening of underwriting guidelines, expanded reunderwriting of existing policies, implemented coverage and policy form restrictions in all states where permitted, and limited new homeowners business to educators in certain areas. In addition, due to the claims experience in the fourth quarter of 2001, the Company has initiated a program to reinspect a significant portion of its property book of business. The Company also is strengthening its homeowners policies' contract language to further protect the Company against water damage and mold claims. The Company has also begun the process of redesigning its claim handling procedures in order to better control loss costs. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     For the first three months of 2002, incurred catastrophe losses for all lines were $0.2 million. For the same period last year, incurred catastrophe losses represented a net benefit of $1.4 million due to favorable development of reserves for 2000 catastrophe losses.

     The voluntary automobile loss ratio excluding catastrophe losses was 75.3% for first quarter of 2002, compared to 76.0% for the same period last year. The increase in average voluntary automobile premium per policy in the current quarter kept pace with the increase in average current accident year loss costs.

     The annuity benefits in the first three months of 2002 and 2001 represented mortality experience on annuity contracts on payout status for the respective periods.

     Life mortality experience in the current period was slightly better than a year earlier.

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

     As disclosed in the Company's Annual Report on Form 10-K for 2001, early in that year management discovered some deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remedy of this issue. The deficiencies in the testing procedures were identified and corrected. The Company is still in the process of quantifying the financial impact of these errors, as well as finalizing the strategy for remedying the problems caused by them. Such a problem is not uncommon in the life insurance industry and will be cured using standard Internal Revenue Service ("IRS") procedures that have been established specifically to address this type of situation. The Company recorded $2.0 million of policyholder benefits in the Corporate and Other segment in the fourth quarter of 2001, as well as $1.0 million of operating expense, which represented the Company's current best estimate of the costs to the Company to resolve these problems. Management anticipates that the strategy for dealing with this issue, as well as the cost amount, will be finalized in the second quarter of 2002.

     As a result of the tax status issue described above, the complexity of the Company's product underlying the policies in question, and the complexity of administering that product and other life products offered by the Company, management is re-examining the life product portfolio and related administrative efficiencies.

     Interest Credited to Policyholders

                                          Three Months Ended      Growth Over
                                               March 31,           Prior Year
                                          ------------------   -----------------
                                             2002    2001      Percent    Amount
                                             ----    ----      -------    ------
     Annuity ..........................     $16.9   $16.9         --         --
     Life .............................       7.2     6.9        4.3%      $0.3
                                            -----   -----                  ----
        Total .........................     $24.1   $23.8        1.3%      $0.3
                                            =====   =====        ===       ====

     The fixed annuity average annual interest rate credited decreased to 4.9% for the three months ended March 31, 2002, compared to 5.2% for the same period last year. Offsetting the decline in the rate credited, the average accumulated fixed deposits increased 4.7% for the first three months of 2002, compared to the same period in 2001. Life insurance interest credited increased as a result of continued growth in the interest-sensitive life insurance reserves.

     Operating Expenses

     For the first three months of 2002, operating expenses increased $2.9 million, or 9.8%, compared to last year. The higher level of expense was due primarily to an increase in employee retirement costs including $1.3 million of transition expense.

     In 2001, the Company determined that it would freeze its defined benefit pension plan and move to a defined contribution structure. This change is expected to reduce the Company's pension expense by approximately $3 million per year beginning in 2004. Costs of transitioning to the new structure, based upon assumptions of future events, are estimated to be approximately $5 million and $2 million for the full years 2002 and 2003, respectively, largely from provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions. To the extent that actual experience differs from the Company's assumptions, adjustments may be required with the effects of these adjustments charged or credited to income for the period in which the adjustments are made. Effective January 1, 2002, the Company also implemented changes to its employee medical plans to manage that cost.

     The total corporate expense ratio on a statutory accounting basis was 23.3% for the three months ended March 31, 2002, 1.3 percentage points higher than the same period in 2001. The property and casualty expense ratio, the 16th lowest of the 100 largest property and casualty insurance groups for 2000 (the most recent industry ranking available), was 22.3% for the three months ended March 31, 2002, compared to 21.0% last year. The property and casualty expense ratio reflected that segment's portion of the increase in employee retirement costs.

     Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first three months of 2002, the combined amortization of policy acquisition expenses and intangible assets was $15.9 million, compared to the $16.0 million recorded for the same period in 2001.

     Amortization of intangible assets decreased to $1.3 million for the three months ended March 31, 2002, compared to $1.9 million for the same period in 2001. The decline primarily reflected the elimination of amortization of goodwill as the result of the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill was $0.4 million and $1.6 million for the three months ended March 31, 2001 and the year ended December 31, 2001, respectively.

     Policy acquisition expenses amortized for the three months ended March 31, 2002 of $14.6 million were $0.5 million more than the same period last year primarily from the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months).

     Policy acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of business are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company, are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance and business surrender/lapse rates. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

     Income Tax Expense

     The effective income tax rate on income including realized investment gains and losses was 31.0% for the three months ended March 31, 2002, compared to 29.8% for the same period last year.

     Income from investments in tax-advantaged securities reduced the effective income tax rate 3.7 and 5.1 percentage points for the three months ended March 31, 2002, and 2001, respectively.

     Operating Income

     The Company defines operating income as net income before the after-tax impact of realized investment gains and losses and non-recurring items. There were no non-recurring items in either the first quarter of 2002 or 2001.

     Compared to the first quarter of 2001, current period operating income benefitted from mild weather, the growing impact of property and casualty rate increases on earned premiums, the positive impact of the Company's restructuring of its Massachusetts automobile business, and the discontinuance of goodwill amortization with the adoption of SFAS No. 142 on January 1, 2002.

     Offsetting these positive items were an increase in operating expenses due primarily to transition costs related to changes in the Company's retirement plans, which are expected to have a favorable long-term impact on employee benefit costs, and an unfavorable prior year comparison of catastrophe losses due to a release of fourth quarter 2000 catastrophe reserves in the first quarter of 2001.

     Consistent with previous indications, at the time of this Report on Form 10-Q management anticipates that 2002 full year operating income will be within a range of $1.15 to $1.25 per share. As described throughout this discussion of Results of Operations, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made.

     Operating income by segment was as follows:

                                                       Three Months Ended     Growth Over
                                                            March 31,         Prior Year
                                                       ------------------   ----------------
                                                         2002      2001     Percent   Amount
                                                        ------    ------    -------   ------
     Property & casualty
        Before catastrophe losses ..................    $  7.3    $  7.0       4.3%    $ 0.3
        Catastrophe losses, after tax ..............      (0.1)      0.9                (1.0)
                                                        ------    ------               -----
           Total including catastrophe losses ......       7.2       7.9      -8.9%     (0.7)
     Annuity .......................................       4.7       4.2      11.9%      0.5
     Life ..........................................       3.8       4.0      -5.0%     (0.2)
     Corporate and other expense ...................      (0.5)     (0.8)                0.3
     Interest expense, after tax ...................      (1.3)     (1.6)                0.3
                                                        ------    ------               -----
           Total ...................................    $ 13.9    $ 13.7       1.5%    $ 0.2
                                                        ======    ======               =====
           Total before catastrophe losses .........    $ 14.0    $ 12.8       9.4%    $ 1.2
                                                        ======    ======               =====

     Property and casualty statutory combined ratio:
          Before catastrophe losses ................     100.2%    100.2%                 --
          After catastrophe losses .................     100.4%     99.1%                1.3%

     Property and casualty segment operating income was lower than in the first three months of 2001 reflecting favorable weather in the current period offset by the increase in the Company's employee retirement costs and the unfavorable prior year comparison of catastrophe losses. Development of prior years' reserves had no net impact on earnings for the first quarters of 2002 and 2001. The primary factor which affected earnings in the first quarter of 2001 was a high level of non-catastrophe weather-related losses in the homeowners line of business.

     For the first three months of 2002, the Company's increase in average voluntary automobile insurance premium per policy kept pace with the increase in average loss costs for the current accident year. The Company's plans to implement tiered rating systems based on customers' credit ratings for automobile and homeowners business remain on track, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market. The Company is continuing to approach the pricing and underwriting of its homeowners products aggressively, to accelerate margin recovery. And, due to homeowners loss experience in the fourth quarter of 2001, the Company identified additional initiatives. Actions include further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, limited coverage of new homeowners business to educators in certain areas, reinspection of the homeowners book of business and redesign of the Company's claim handling procedures.

     The property and casualty combined ratio before catastrophes of 100.2% was equal to the first three months of 2001 including improvements in the loss ratios for both voluntary automobile and homeowners, offset by an increase in the expense ratio including the increase in the Company's employee retirement costs. Catastrophe losses in the first three months of 2002 were $0.1 million after tax. For the first quarter of 2001, incurred catastrophe losses represented a net benefit of $0.9 million after tax due to favorable development of reserves for 2000 catastrophe losses.

     Annuity segment operating income in the first three months of 2002 increased compared to the prior year due primarily to improvement in the net interest margin. Fee income related to variable annuities was comparable to the first quarter of 2001. Annuity segment operating expenses in the current period reflected this segment's portion of the Company's increase in employee retirement costs. Variable annuity accumulated funds on deposit were $1.0 billion at March 31, 2002, $101.2 million, or 10.8%, greater than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was $64.8 million, or 4.8%, greater than March 31, 2001.

     Life insurance earnings decreased slightly compared to the first three months of 2001 including this segment's portion of the Company's increase in employee retirement costs. Mortality experience on ordinary life business was slightly better than expected in the current period.

     The reduction in the operating loss for the corporate and other segment compared to the first three months of 2001 primarily reflected the change in accounting, which was effective January 1, 2002, that eliminated goodwill amortization. For the three months ended March 31, 2001, amortization of goodwill was $0.4 million, or 1 cent per share.

     Net Income

                          Net Income Per Share, Diluted

                                         Three Months Ended     Growth Over
                                              March 31,          Prior Year
                                         ------------------   -----------------
                                            2002    2001      Percent   Amount
                                            ----    ----      -------   ------

     Operating income.................      $0.34   $0.34         --        --
     Realized investment gains........       0.04    0.07      -42.9%   $(0.03)
                                            -----   -----               ------

        Net income....................      $0.38   $0.41       -7.3%   $(0.03)
                                            =====   =====               ======

     Net income, which includes net realized investment gains and losses for the first three months ended March 31, 2002 decreased by $1.1 million, or 6.6%, and net income per diluted share decreased by 7.3% compared to the same period in 2001. This change included the $0.2 million increase in operating income. After-tax realized investment gains were lower in the current period as described in "Results of Operations -- Realized Investment Gains and Losses."

     Return on shareholders' equity was 8% based on operating income and 5% based on net income for the 12 months ended March 31, 2002.

Liquidity and Financial Resources

     Special Purpose Entities

     At March 31, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 21% of the common shares outstanding, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. And, T. Rowe Price Associates, Inc., HMEC's second largest shareholder with 7% of the common shares outstanding, is the investment advisor for two of the mutual funds offered to the Company's annuity customers.

     Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At March 31, 2002, fixed income securities represented 95.6% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.2% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at March 31, 2002.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.9 years at March 31, 2002 and 5.0 years at December 31, 2001. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

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

          Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was comparable to the first three months of 2001.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Operating cash flow reflects payments on these leases of approximately $2 million for each of the three months ended March 31, 2002 and 2001. It is anticipated that the Company's payments under operating leases for the full year 2002 will be comparable to prior years' payments of approximately $8 million. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2002 without prior approval are approximately $40 million, of which $5 million had been paid as of March 31, 2002. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

     For the first three months ended March 31, 2002, receipts from annuity contracts increased 7.3%. Annuity contract maturities and withdrawals decreased $12.7 million, or 23.6%, compared to the same period last year including decreases of 30.7% and 29.3% in surrenders of variable and fixed annuities, respectively. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuities was 93.0% and 94.1%, respectively, for the 12 month period ended March 31, 2002. Net transfers to variable annuity assets increased $13.5 million compared to the same period last year reflecting the Company's expansion of its variable investment options.

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Historically, the repurchase of shares was financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized the Bank Credit Facility for share repurchases since the second quarter of 1999. As of March 31, 2002, $96.3 million remained authorized for future share repurchases.

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

     The total capital of the Company was $591.4 million at March 31, 2002, including $99.8 million of long-term debt and $53.0 million of short-term debt. Total debt represented 25.5% of capital (excluding unrealized investment gains and losses) at March 31, 2002, which was slightly higher than the Company's target operating range of 20% to 25%.

     Shareholders' equity was $438.6 million at March 31, 2002, including an unrealized loss in the Company's investment portfolio of $6.8 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $918.7 million and $22.51, respectively, at March 31, 2002. Book value per share was $10.75 at March 31, 2002, $10.92 excluding investment fair value adjustments. At March 31, 2001, book value per share was $11.57, $10.97 excluding investment fair value adjustments. The decrease over the 12 months included the effects of unrealized investment gains and losses and an increase in the Company's minimum pension liability recorded at December 31, 2001.

     In January 1996, the Company issued $100.0 million face amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (BBB+), Fitch, Inc. ("Fitch") (A-), Moody's Investors Service, Inc. ("Moody's") (Baa2), and A.M. Best Company, Inc. ("A.M. Best") (bbb+), with each indicating the outlook for their rating as "Stable", and are traded on the New York Stock Exchange (HMN 6 5/8).

     As of both March 31, 2002 and December 31, 2001, the Company had short-term debt of $53.0 million outstanding under the Bank Credit Facility. The amended Bank Credit Facility allows unsecured borrowings of up to $65.0 million at Interbank Offering Rates plus 0.75%, or 2.7% at March 31, 2002. In November 2001, management completed negotiation of an amendment to the existing Bank Credit Facility extending the maturity from December 31, 2001 to June 30, 2002. The $53.0 million balance outstanding under the Bank Credit Facility was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes as described below.

     On May 14, 2002, the Company issued $315.8 million face amount (up to $368.5 million face amount if the initial purchasers exercise their overallotment option in full) of 1.425% senior convertible notes due in 2032 at an effective yield of 3.0%. The net proceeds from the sale of the Convertible Notes have been used to repay the Bank Credit Facility and will be used for general corporate purposes and potentially to reduce other corporate indebtedness. Interest on the Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the

Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Convertible Note. The contingent cash interest payable per Convertible Note in respect of any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period. The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied, into shares of HMEC's common stock at a conversion price of $26.74 (which represents a conversion premium of 30% over the last reported bid price on the New York Stock Exchange National Market on May 8,
2002). The Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Convertible Notes may require HMEC to purchase all or a portion of their Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. The Notes have an investment grade rating from S&P (BBB+), Moody's
(Baa2) and A.M. Best (bbb+). HMEC intends to register the Notes with the Securities and Exchange Commission prior to December 31, 2002.

     Subsequent to the issuance of the Convertible Notes and the repayment of the existing Bank Credit Facility and prior to June 30, 2002, HMEC expects to enter into a new bank credit agreement for a $25.0 million three-year senior unsecured revolving credit facility with covenants similar to those under the existing Bank Credit Facility. There can be no assurance that HMEC will finalize the terms of the new bank credit agreement or that HMEC will enter into the new bank credit agreement.

     The Company's ratio of earnings to fixed charges for the three months ended March 31, 2002 was 11.8x compared to 10.5x for the same period in 2001.

     Total shareholder dividends were $4.3 million for the three months ended March 31, 2002. In February 2002 and May 2002, the Board of Directors announced regular quarterly dividends of $0.105 per share.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $11.0 million up to $47.4 million with the Florida Hurricane Fund, based on the Fund's resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100 million equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit. For liability coverages including the educator excess professional liability policy, the

Company reinsures each loss above a retention of $500 up to $20 million. The Company also reinsures each property loss, including catastrophe losses that in the aggregate are less than the retention levels above, above a retention of $250 up to $2.5 million in 2001 and 2002.

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, the equity put coverage of $75.0 million provides a source of capital for up to $115.0 million of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Total fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement is effective only for the last eight months of the year. The agreement states certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215.0 million after recording the first triggering event; (ii) the Company's total debt as a percentage of capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at May 7, 2002.

     The cost of the Company's catastrophe reinsurance coverage program for the full year 2002 increased approximately 50%, or $2.0 million, compared to full year 2001 as a result of the effects on the reinsurance market of the September 11, 2001 terrorist attacks. However the increase was manageable and 48% of the Company's traditional coverage for catastrophe losses has rates which are fixed through 2003. The cost of the Company's entire property and casualty reinsurance program for the full year 2002 increased approximately 35%, or $2.5 million, compared to full year 2001.

Insurance Financial Ratings and IMSA Certification

     The Company's principal insurance subsidiaries are rated by various rating agencies. Additional information regarding the rating processes and ratings definitions for each agency is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 in "Business -- Insurance Financial Ratings and IMSA Certification." Each of the ratings below is unchanged from December 31, 2001 with the exception of A.M. Best's rating for the Company's property and casualty subsidiaries.

     On May 9, 2002 following its annual review of Horace Mann's ratings, A.M. Best Company, Inc. ("A.M. Best") announced that it was affirming the "A (Excellent)" financial strength rating of the Company's principal life insurance subsidiary. A.M. Best downgraded the financial strength ratings of the Company's property and casualty subsidiaries one notch from "A+ (Superior)" to "A (Excellent)" reflecting capitalization of these subsidiaries compared to A.M. Best's standard for the Superior rating and the impact on earnings in 2000 and 2001 of prior years' reserve strengthening. A.M. Best has identified the outlook for the ratings as "Stable."

     Each of HMEC's principal insurance subsidiaries is rated "A+ (Strong)" for financial strength by Standard & Poor's Corporation ("S&P") with a ratings outlook of "Stable", with the exception of Horace Mann Lloyds which is not yet rated by S&P.

     Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Fitch, Inc. ("Fitch") with a rating outlook of "Stable".

     Moody's Investors Service, Inc. ("Moody's") has assigned a financial strength rating of "A2 (Good)" to each of HMEC's principal subsidiaries, with the exception of Horace Mann Lloyds which is not yet rated by Moody's.

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

     In July 2001, Horace Mann Life Insurance Company, the Company's principal life insurance subsidiary, earned membership in the Insurance Marketplace Standards Association ("IMSA"). HMLIC is an IMSA member for three years, after which it must demonstrate continuous improvement and repeat the self- and independent assessment process to retain its membership. As of March 31, 2002, fewer than 250 companies had earned IMSA membership.

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

     There have been no material changes during the first three months of 2002 in the market risks the Company is exposed to and the management of those risks, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Form 10-K.

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

                (4) Instruments defining the rights of security holders,
                    including indentures:

                     4.1 Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock (included in
                          Exhibit 10.4).

               (10) Material contracts:
                    10.1* Horace Mann Supplemental Employee Retirement Plan,
                          2002 Restatement.
                    10.2* Horace Mann Executive Supplemental Employee Retirement
                          Plan, 2002 Restatement.
                    10.3* Horace Mann Nonqualified Supplemental Money Purchase
                          Pension Plan.
                    10.4 Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002.

               (11) Statement re computation of per share earnings.

               (15) KPMG LLP letter regarding unaudited interim financial information.

          (b) No reports on Form 8-K were filed by the Company during the first quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HORACE MANN EDUCATORS CORPORATION
                                        (Registrant)


Date   May 14, 2002                             /s/ Louis G. Lower II
     -----------------------------   -------------------------------------------
                                         Louis G. Lower II
                                           President and Chief Executive Officer


Date   May 14, 2002                             /s/ Peter H. Heckman
     -----------------------------   -------------------------------------------
                                         Peter H. Heckman
                                           Executive Vice President
                                           and Chief Financial Officer


Date   May 14, 2002                             /s/ Bret A. Conklin
     -----------------------------   -------------------------------------------
                                         Bret A. Conklin
                                           Senior Vice President
                                           and Controller