Form 10-Q
period 2002-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2002-08-14
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2002
                                       OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
   For the transition period from ___________ to ___________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of July 31, 2002, 40,848,319 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

[SEAL]

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX

                                                                                     Page
                                                                                     ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Independent Auditors' Review Report...................................  1

               Consolidated Balance Sheets as of
                June 30, 2002 and December 31, 2001..................................  2

               Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 2002 and 2001....................  3

               Consolidated Statements of Changes in Shareholders' Equity
                for the Six Months Ended June 30, 2002 and 2001......................  4

               Consolidated Statements of Cash Flows for the
                Three and Six Months Ended June 30, 2002 and 2001....................  5

               Notes to Consolidated Financial Statements............................  6

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................... 21

          Item 3. Quantitative and Qualitative Disclosures about Market Risk......... 46

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders................ 46

          Item 6. Exhibits and Reports on Form 8-K................................... 47

SIGNATURES........................................................................... 48

[SEAL]

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001, and the related consolidated statements of changes in shareholders' equity for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois
August 5, 2002

[SEAL]

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                              JUNE 30,      DECEMBER 31,
                                                                                2002            2001
                                                                             -----------    ------------
                                     ASSETS

Investments
  Fixed maturities, available for sale, at fair value (amortized
   cost, 2002, $2,686,345; 2001, $2,726,831) ..........................      $ 2,714,475    $  2,769,867
  Short-term and other investments ....................................          167,231         107,445
  Short-term investments, loaned securities collateral ................          448,074          98,369
                                                                             -----------    ------------
     Total investments ................................................        3,329,780       2,975,681
Cash ..................................................................           20,858          33,939
Accrued investment income and premiums receivable .....................           95,203         112,746
Deferred policy acquisition costs .....................................          170,074         157,776
Goodwill ..............................................................           47,396          47,396
Value of acquired insurance in force ..................................           35,797          38,393
Other assets ..........................................................          205,044         114,665
Variable annuity assets ...............................................          952,647       1,008,430
                                                                             -----------    ------------
     Total assets .....................................................      $ 4,856,799    $  4,489,026
                                                                             ===========    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
  Fixed annuity contract liabilities ..................................      $ 1,311,526    $  1,278,137
  Interest-sensitive life contract liabilities ........................          530,738         518,455
  Unpaid claims and claim expenses ....................................          318,538         314,295
  Future policy benefits ..............................................          181,890         179,109
  Unearned premiums ...................................................          175,864         185,569
                                                                             -----------    ------------
     Total policy liabilities .........................................        2,518,556       2,475,565
Other policyholder funds ..............................................          123,451         123,434
Liability for securities lending agreements ...........................          448,074          98,369
Other liabilities .....................................................          161,708         171,271
Short-term debt .......................................................                -          53,000
Long-term debt ........................................................          212,821          99,767
Variable annuity liabilities ..........................................          952,647       1,008,430
                                                                             -----------    ------------
     Total liabilities ................................................        4,417,257       4,029,836
                                                                             -----------    ------------
Preferred stock, $0.001 par value, shares authorized
 1,000,000; none issued ...............................................                -               -
Common stock, $0.001 par value, shares authorized
 75,000,000; shares issued, 2002, 60,189,615;
 2001, 60,076,921 .....................................................               60              60
Additional paid-in capital ............................................          342,230         341,052
Retained earnings .....................................................          448,844         461,139
Accumulated other comprehensive income (loss), net of taxes:
  Net unrealized gains on fixed
   maturities and equity securities ...................................           17,897          26,336
  Minimum pension liability adjustment ................................          (11,530)        (11,438)
Treasury stock, at cost, 19,341,296 shares ............................         (357,959)       (357,959)
                                                                             -----------    ------------
     Total shareholders' equity .......................................          439,542         459,190
                                                                             -----------    ------------
        Total liabilities and shareholders' equity ....................      $ 4,856,799    $  4,489,026
                                                                             ===========    ============

[SEAL]

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                                               JUNE 30,                JUNE 30,
                                                      ----------------------    ----------------------
                                                        2002          2001         2002         2001
                                                      ---------    ---------    ---------    ---------
Insurance premiums written
 and contract deposits ............................   $ 218,600    $ 218,225    $ 430,348    $ 425,997
                                                      =========    =========    =========    =========
Revenues
 Insurance premiums and
  contract charges earned .........................   $ 154,333    $ 151,990    $ 309,886    $ 301,907
 Net investment income ............................      50,350       49,835      100,035       98,598
 Realized investment losses .......................     (41,277)      (5,719)     (38,695)      (1,035)
                                                      ---------    ---------    ---------    ---------

  Total revenues ..................................     163,406      196,106      371,226      399,470
                                                      ---------    ---------    ---------    ---------
Benefits, losses and expenses
 Benefits, claims and settlement expenses .........     115,967      134,813      226,783      242,590
 Interest credited ................................      24,441       24,508       48,590       48,317
 Policy acquisition expenses amortized ............      14,301       13,256       28,926       27,314
 Operating expenses ...............................      31,714       26,798       63,990       56,292
 Amortization of intangible assets ................       1,383        1,770        2,677        3,677
 Interest expense .................................       2,364        2,323        4,431        4,847
 Debt retirement costs ............................       2,316            -        2,316            -
 Litigation charges ...............................       1,581            -        1,581            -
 Restructuring reserve adjustment .................           -         (175)           -         (175)
                                                      ---------    ---------    ---------    ---------

  Total benefits, losses and expenses .............     194,067      203,293      379,294      382,862
                                                      ---------    ---------    ---------    ---------

Income (loss) before income taxes .................     (30,661)      (7,187)      (8,068)      16,608
Income tax expense (benefit) ......................     (11,374)      (2,261)      (4,352)       4,836
                                                      ---------    ---------    ---------    ---------

Net income (loss) .................................   $ (19,287)   $  (4,926)   $  (3,716)   $  11,772
                                                      =========    =========    =========    =========

Net income (loss) per share
 Basic ............................................   $   (0.47)   $   (0.12)   $   (0.09)   $    0.29
                                                      =========    =========    =========    =========
 Diluted ..........................................   $   (0.47)   $   (0.12)   $   (0.09)   $    0.29
                                                      =========    =========    =========    =========

Weighted average number of shares
 and equivalent shares (in thousands)
  Basic ...........................................      40,838       40,554       40,809       40,539
  Diluted .........................................      41,294       40,874       41,272       40,800

[SEAL]

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  -----------------------
                                                                     2002         2001
                                                                  ----------   ----------
Common stock
 Beginning balance ............................................   $       60   $       60
 Options exercised, 2002, 102,410 shares;
  2001, 64,575 shares .........................................            -            -
 Conversion of Director Stock Plan units,
  2002, 10,284 shares; 2001, 10,293 shares ....................            -            -
                                                                  ----------   ----------
 Ending balance ...............................................           60           60
                                                                  ----------   ----------

Additional paid-in capital
 Beginning balance ............................................      341,052      338,243
 Options exercised and conversion of
  Director Stock Plan units ...................................        2,116          964
 Catastrophe-linked equity put option premium .................         (938)        (475)
                                                                  ----------   ----------
 Ending balance ...............................................      342,230      338,732
                                                                  ----------   ----------

Retained earnings
 Beginning balance ............................................      461,139      452,624
 Net income (loss) ............................................       (3,716)      11,772
 Cash dividends, 2002, $0.21 per share;
  2001, $0.21 per share .......................................       (8,579)      (8,518)
                                                                  ----------   ----------
 Ending balance ...............................................      448,844      455,878
                                                                  ----------   ----------

Accumulated other comprehensive income (loss), net of taxes:
 Beginning balance ............................................       14,898       (4,975)
  Change in net unrealized gains (losses) on
   fixed maturities and equity securities .....................       (8,439)      12,514
  Increase in minimum pension liability adjustment ............          (92)           -
                                                                  ----------   ----------
 Ending balance ...............................................        6,367        7,539
                                                                  ----------   ----------

Treasury stock, at cost
 Beginning and ending balance,
  2002 and 2001, 19,341,296 shares ............................     (357,959)    (357,959)
                                                                  ----------   ----------

Shareholders' equity at end of period .........................   $  439,542   $  444,250
                                                                  ==========   ==========

Comprehensive income (loss)
 Net income (loss) ............................................   $   (3,716)  $   11,772
 Other comprehensive income (loss), net of taxes:
  Change in net unrealized gains (losses)
   on fixed maturities and equity securities ..................       (8,439)      12,514
  Increase in minimum pension liability adjustment ............          (92)           -
                                                                  ----------   ----------
     Other comprehensive income (loss) ........................       (8,531)      12,514
                                                                  ----------   ----------
       Total ..................................................   $  (12,247)  $   24,286
                                                                  ==========   ==========

[SEAL]

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                          ------------------------  ------------------------
                                                              2002        2001         2002         2001
                                                          -----------  -----------  -----------  -----------
Cash flows from operating activities
 Premiums collected ...................................   $   165,576  $   154,669  $   330,262  $   316,458
 Policyholder benefits paid ...........................      (118,327)    (116,557)    (240,169)    (240,035)
 Policy acquisition and
  other operating expenses paid .......................       (50,016)     (45,286)    (105,202)     (92,100)
 Federal income taxes paid ............................        (8,818)           -      (10,850)           -
 Investment income collected ..........................        48,469       45,161      101,460       94,599
 Interest expense paid ................................        (1,941)          (6)      (5,257)      (4,154)
 Other ................................................        (3,396)        (867)      (3,416)      (1,154)
                                                          -----------  -----------  -----------  -----------

    Net cash provided by operating activities .........        31,547       37,114       66,828       73,614
                                                          -----------  -----------  -----------  -----------

Cash flows used in investing activities
 Fixed maturities
   Purchases ..........................................      (417,486)    (330,303)    (851,430)    (688,388)
   Sales ..............................................       290,686      208,151      683,818      470,932
   Maturities .........................................        79,612       70,217       99,214      136,916
 Net cash received from (used for) short-term
  and other investments ...............................       (45,730)      14,180      (61,072)       7,086
                                                          -----------  -----------  -----------  -----------

    Net cash used in investing activities .............       (92,918)     (37,755)    (129,470)     (73,454)
                                                          -----------  -----------  -----------  -----------

Cash flows provided by (used in) financing activities
 Dividends paid to shareholders .......................        (4,295)      (4,261)      (8,579)      (8,518)
 Principal repayments on Bank Credit Facility .........       (53,000)           -      (53,000)           -
 Exercise of stock options ............................           762          874        2,116          964
 Catastrophe-linked equity put option premium .........          (938)        (238)        (938)        (475)
 Proceeds from issuance of
  Convertible Notes ...................................       163,013            -      163,013            -
 Retirement of Senior Notes ...........................       (56,941)           -      (56,941)           -
 Annuity contracts, variable and fixed
  Deposits ............................................        65,090       61,697      128,439      120,649
  Maturities and withdrawals ..........................       (45,770)     (40,094)     (86,894)     (93,879)
  Net transfer to variable annuity assets .............       (17,250)     (15,641)     (34,204)     (19,125)
 Net decrease in life policy account balances .........        (1,763)      (1,210)      (3,451)      (2,286)
                                                          -----------  -----------  -----------  -----------

    Net cash provided by (used in)
     financing activities .............................        48,908        1,127       49,561       (2,670)
                                                          -----------  -----------  -----------  -----------

Net increase (decrease) in cash .......................       (12,463)         486      (13,081)      (2,510)

Cash at beginning of period ...........................        33,321       18,145       33,939       21,141
                                                          -----------  -----------  -----------  -----------

Cash at end of period .................................   $    20,858  $    18,631  $    20,858  $    18,631
                                                          ===========  ===========  ===========  ===========

[SEAL]

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2002 and December 31, 2001 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and six months ended June 30, 2002 and 2001.

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

     The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

[SEAL]

     The Company's Consolidated Balance Sheets at June 30, 2002 and December 31, 2001 did not reflect any accrued amounts due to the restructure of its Massachusetts automobile business.

     The Company expects that this transaction will have a positive impact on operating income of approximately $0.10 per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of current policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures. The Company's Massachusetts automobile business represented premiums written and earned of approximately $14,000 and $27,000 for the six months ended June 30, 2001 and the twelve months ended December 31, 2001, respectively. In 2002, premiums written for the voluntary portion of this business have been reduced to zero, and premiums earned will be reduced significantly throughout the year reflecting run-off of the policies in force at December 31, 2001. For the full year 2001, claims and settlement expenses in Massachusetts for voluntary automobile business were $9,137 and for involuntary residual market business were $11,455. Claims and settlement expenses in 2002 will reflect run-off of the business and a decline in exposure to loss with expiration of all of the policies written by the Company by December 31, 2002.

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

[SEAL]

     The following table provides information about the components of the charges taken in December 2001 and 2000, the balance of accrued amounts at December 31, 2001 and June 30, 2002, and payment activity during the six months ended June 30, 2002.

                                     Original     Reserve at                                   Reserve at
                                      Pretax      December 31,                                  June 30,
                                      Charge         2001         Payments     Adjustments        2002
                                     --------   --------------   ----------   ------------   --------------
Charges to earnings:
 Printing Services Operations
  Employee termination
   costs.........................    $    409       $   396       $   215        $     -         $   181
  Write-off of equipment.........          41             -             -              -               -
                                     --------       -------       -------        -------         -------
       Subtotal..................         450           396           215              -             181
                                     --------       -------       -------        -------         -------
 Group Insurance and
  Credit Union Marketing
  Operations
   Employee termination
    costs........................       1,827           636           243              -             393
   Termination of lease
    agreements...................         285             -             -              -               -
   Write-off of capitalized
    software.....................         106             -             -              -               -
   Other.........................          18             -             -              -               -
                                     --------       -------       -------        -------         -------
       Subtotal..................       2,236           636           243              -             393
                                     --------       -------       -------        -------         -------
        Total....................    $  2,686       $ 1,032       $   458        $     -         $   574
                                     ========       =======       =======        =======         =======

Note 3 - Debt

     Indebtedness outstanding was as follows:

                                                                 June 30,     December 31,
                                                                   2002           2001
                                                               -----------   --------------
     Short-term debt:
      Bank Credit Facility ...............................     $         -   $       53,000
     Long-term debt:
      1.425% Senior Convertible Notes, due May 14, 2032.
       Aggregate principal amount less
       unaccrued discount of $185,587
       (3.0% imputed rate) ...............................         167,913                -
      6 5/8% Senior Notes, due January 15, 2006.
       Aggregate principal amount less unaccrued
       discount of $92 and $233 (6.7% imputed rate)                 44,908           99,767
                                                               -----------   --------------
         Total ...........................................     $   212,821   $      152,767
                                                               ===========   ==============

[SEAL]

    Credit Agreement with Financial Institutions ("Bank Credit Facility")

     On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25,000, with a provision that allows the commitment amount to be increased to $35,000 (the "Current Bank Credit Facility"). The Current Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. No amounts had been borrowed under the Current Bank Credit Facility and no balance was outstanding at June 30, 2002. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee which was 0.20% on an annual basis at June 30, 2002. An amendment to the previous Bank Credit Agreement was made prior to December 31, 2001, which extended the maturity from December 31, 2001 to June 30, 2002. The previous Bank Credit Agreement was terminated when the Company entered into the Current Bank Credit Facility. The $53,000 balance outstanding under the previous Bank Credit Agreement was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes as described below.

    1.425% Senior Convertible Notes ("Convertible Notes")

     On May 14, 2002, the Company issued $353,500 aggregate principal amount of 1.425% senior convertible notes due in 2032 at a discount of 52.5% resulting in an effective yield of 3.0%. The net proceeds from the sale of the Convertible Notes have been used to repay the balance outstanding under the previous Bank Credit Agreement and repurchase a portion of the outstanding Senior Notes, as described below, and will be used for general corporate purposes and potentially to further reduce corporate indebtedness. Interest on the Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Convertible Note. The contingent cash interest payable per Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period. The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied, into shares of HMEC's common stock at a conversion price of $26.74. Holders may also surrender Convertible Notes for conversion during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's or BB+ or lower by S&P, the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The

[SEAL]
holders of the Convertible Notes may require HMEC to purchase all or a portion of their Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. HMEC intends to file a registration statement with the Securities and Exchange Commission related to the Convertible Notes prior to September 30, 2002.

    6 5/8% Senior Notes ("Senior Notes")

     On May 30, 2002, the Company repurchased $55,000 aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. The aggregate cost of the repurchase was $56,838. The retirement of these Senior Notes resulted in a pretax charge to income for the six months ended June 30, 2002 of $2,316, which equated to $1,505 or $0.04 per share after tax.

Note 4 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

                                              Percent of
                                            Carrying Value                 June 30, 2002
                                        ------------------------   ---------------------------
     Rating of Fixed                     June 30,   December 31,     Carrying      Amortized
     Maturity Securities(1)                2002        2001           Value           Cost
     ----------------------             ---------  -------------   -----------   -------------
      AAA.........................         39.5%        36.7%      $ 1,071,145   $   1,036,400
      AA..........................          6.5          6.3           178,048         170,096
      A...........................         21.8         20.8           592,338         578,283
      BBB.........................         27.7         31.6           750,875         760,885
      BB..........................          1.8          1.5            47,835          57,661
      B...........................          1.7          2.1            46,141          53,055
      CCC or lower................          0.8          0.8            22,336          24,390
      Not rated(2)................          0.2          0.2             5,757           5,575
                                          -----        -----       -----------   -------------
       Total......................        100.0%       100.0%      $ 2,714,475   $   2,686,345
                                          =====        =====       ===========   =============

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $196 of publicly traded securities not currently rated by S&P or Moody's and $5,561 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners ("NAIC") has rated 92.5% of these private placements as investment grade.

[SEAL]

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                        Percent                Carrying
                                                        of Total                 Value
                                                --------------------------   ------------
                                                 June 30,    December 31,      June 30,
     Scheduled Maturity                            2002          2001            2002
     ------------------                         ----------   -------------   ------------
     Due in 1 year or less......................    4.2%          4.0%        $   114,108
     Due after 1 year through 5 years...........   21.2          23.0             574,582
     Due after 5 years through 10 years.........   28.0          29.9             759,235
     Due after 10 years through 20 years........   15.1          14.8             410,256
     Due after 20 years.........................   31.5          28.3             856,294
                                                  -----         -----        ------------
      Total.....................................  100.0%        100.0%        $ 2,714,475
                                                  =====         =====        ============

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

     The Company reviews the fair value of the investment portfolio on a monthly basis to determine if there are any securities that have fallen below 80% of book value. This review, in conjunction with the Company's investment managers' monthly credit reports and current market data, is the basis for determining if a security has suffered an other-than-temporary decline in value. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period. In 2002, as a result of these reviews, the Company recorded pretax impairment charges of $9,876 and $28,111 for the three months ended March 31, and June 30, respectively.

     Management believes that there may be further investment impairments during the remainder of 2002 if current economic and financial conditions persist. At June 30, 2002, the Company's investment portfolio had a total of 40 fixed income securities issued by telecommunications companies, with an amortized cost of $270,100 and an after-tax unrealized loss of approximately $20,000.

     The Company lends fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2002 and December 31, 2001, fixed maturities with a fair value of $448,074 and $98,369, respectively, were on loan. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan. Securities lending collateral is classified as investments with a corresponding liability in the Company's Consolidated Balance Sheet, in accordance with the applicable accounting guidance.

[SEAL]

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

     Effective January 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". The Company's value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. As of June 30, 2002, the Company completed the allocation of goodwill by business segment and the initial impairment testing procedures which resulted in no impairment loss.

     The allocation of goodwill by segment was as follows:

                                                           Balance as of
                                                          January 1, 2002
                                                         and June 30, 2002
                                                         -----------------
     Annuity...............................                  $  28,025
     Life..................................                      9,911
     Property and casualty.................                      9,460
                                                             ---------
       Total...............................                  $  47,396
                                                             =========

[SEAL]

     Net income (loss) and net income (loss) per share exclusive of goodwill amortization expense for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                       June 30,
                                                ---------------------------   ---------------------------
                                                    2002           2001           2002           2001
                                                ------------   ------------   ------------   ------------
     Reported net income (loss) ..............  $    (19,287)  $     (4,926)  $     (3,716)  $     11,772
     Add back:  Goodwill amortization ........             -            404              -            809
                                                ------------   ------------   ------------   ------------
      Adjusted net income (loss) .............  $    (19,287)  $     (4,522)  $     (3,716)  $     12,581
                                                ============   ============   ============   ============

     Reported net income (loss)
      per share-basic ........................  $      (0.47)  $      (0.12)  $      (0.09)  $       0.29
     Add back:  Goodwill amortization ........             -           0.01              -           0.02
                                                ------------   ------------   ------------   ------------
      Adjusted net income (loss)
       per share-basic .......................  $      (0.47)  $      (0.11)  $      (0.09)  $       0.31
                                                ============   ============   ============   ============

     Reported net income (loss)
      per share-diluted ......................  $      (0.47)  $      (0.12)  $      (0.09)  $       0.29
     Add back:  Goodwill amortization ........             -           0.01              -           0.02
                                                ------------   ------------   ------------   ------------
      Adjusted net income (loss)
       per share-diluted .....................  $      (0.47)  $      (0.11)  $      (0.09)  $       0.31
                                                ============   ============   ============   ============

     Net income and net income per share exclusive of goodwill amortization expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                   Year Ended December 31,
                                               ------------------------------
                                                 2001       2000       1999
                                               --------   --------   --------
     Reported net income ..................    $ 25,587   $ 20,841   $ 44,505
     Add back: Goodwill amortization ......       1,618      1,618      1,618
                                               --------   --------   --------
      Adjusted net income .................    $ 27,205   $ 22,459   $ 46,123
                                               ========   ========   ========

     Reported net income per share-basic ..    $   0.63   $   0.51   $   1.08
     Add back: Goodwill amortization ......        0.04       0.04       0.04
                                               --------   --------   --------
      Adjusted net income per share-basic .    $   0.67   $   0.55   $   1.12
                                               ========   ========   ========

     Reported net income per share-diluted     $   0.63   $   0.51   $   1.07
     Add back: Goodwill amortization ......        0.04       0.04       0.04
                                               --------   --------   --------
      Adjusted net income per share-diluted    $   0.67   $   0.55   $   1.11
                                               ========   ========   ========

[SEAL]

     For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

     The value of acquired insurance in force for investment contracts (those issued prior to August 29, 1989) is adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders' equity.

     The balances of value of acquired insurance in force by segment at June 30, 2002 and December 31, 2001 were as follows:

                                              June 30, 2002                          December 31, 2001
                                  -------------------------------------   --------------------------------------
                                              Accumulated        Net                   Accumulated        Net
                                    Cost      Amortization     Balance      Cost       Amortization     Balance
                                  ---------  --------------   ---------   ---------   --------------   ---------
     Value of acquired
      insurance in force
        Life....................  $  48,746       $  39,033   $   9,713   $  48,746        $  38,151   $  10,595
        Annuity.................     87,553          61,042      26,511      87,553           59,247      28,306
                                  ---------       ---------   ---------   ---------        ---------   ---------
         Subtotal...............  $ 136,299       $ 100,075      36,224   $ 136,299        $  97,398      38,901
                                  =========       =========   ---------   =========        =========   ---------
        Impact of
         unrealized gains and
         losses.................                                   (427)                                    (508)
                                                              ---------                                ---------
          Total.................                              $  35,797                                $  38,393
                                                              =========                                =========

     Scheduled amortization of the December 31, 2001 balances of value of acquired insurance in force by segment over the next five years is as follows:

                                                               Year Ended December 31,
                                                  ------------------------------------------------
                                                    2002      2003      2004      2005      2006
                                                  --------  --------  --------  --------  --------
     Scheduled amortization of:
      Value of acquired insurance in force
       Life...................................    $  1,726  $  1,625  $  1,537  $  1,460  $  1,394
       Annuity................................       3,779     3,785     3,917     4,037     4,140
                                                  --------  --------  --------  --------  --------
        Total.................................    $  5,505  $  5,410  $  5,454  $  5,497  $  5,534
                                                  ========  ========  ========  ========  ========

[SEAL]

Note 6 - Shareholders' Equity

    Share Repurchase Programs

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, its Bank Credit Facility. However, the Company has not utilized its Bank Credit Facility for share repurchases since the second quarter of 1999. As of June 30, 2002, $96,343 remained authorized for future share repurchases.

[SEAL]

Note 7 - Reinsurance

     The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effect of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses were as follows:

                                                             Ceded to       Assumed
                                                  Gross        Other       from State
                                                  Amount     Companies     Facilities        Net
                                                ---------   -----------   ------------   -----------
     Three months ended
        June 30, 2002
     ------------------
     Premiums written
      and contract deposits.................    $ 223,879   $     6,340   $      1,061   $   218,600
     Premiums and contract
      charges earned........................      161,088        10,005          3,250       154,333
     Benefits, claims and
      settlement expenses...................      121,454         9,174          3,687       115,967

     Three months ended
        June 30, 2001
     ------------------
     Premiums written
      and contract deposits.................    $ 221,166   $     6,825   $      3,884   $   218,225
     Premiums and contract
      charges earned........................      154,573         6,614          4,031       151,990
     Benefits, claims and
      settlement expenses...................      130,774         1,371          5,410       134,813

     Six months ended
      June 30, 2002
     ----------------
     Premiums written
      and contract deposits.................    $ 435,052   $     9,594   $      4,890   $   430,348
     Premiums and contract
      charges earned........................      321,141        17,868          6,613       309,886
     Benefits, claims and
      settlement expenses...................      237,484        18,590          7,889       226,783

     Six months ended
      June 30, 2001
     ----------------
     Premiums written
      and contract deposits.................    $ 431,234   $    12,975   $      7,738   $   425,997
     Premiums and contract
      charges earned........................      307,147        13,274          8,034       301,907
     Benefits, claims and
      settlement expenses...................      242,048         9,161          9,703       242,590

[SEAL]

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8,500 per occurrence up to $80,000 per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $11,000 up to $47,400 with the Florida Hurricane Catastrophe Fund, based on the Fund's financial resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100,000 equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154,000 of catastrophe losses above the reinsurance coverage limit.

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, the equity put coverage of $75,000 provides a source of capital for up to $115,000 of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement is effective only for the last eight months of the year. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215,000 after recording the first triggering event; (ii) the Company's total debt as a percentage of capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at June 30, 2002.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. The Company also reinsures each property loss above a retention of $250 up to $2,500, including catastrophe losses that in the aggregate are less than the retention levels above.

     The maximum individual life insurance risk retained by the Company is $200 on any individual life and $125 is retained on each group life policy. Excess amounts are reinsured.

[SEAL]

Note 8 - Contingencies

    Lawsuits and Legal Proceedings

     In June 2002, the Company recorded a pretax charge of $1,581, which equated to $1,028 or $0.02 per share after tax, representing the Company's best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. While the actual costs incurred by the Company to resolve these issues could be either less or more than the liability established at June 30, 2002, management believes that, based on facts and circumstances available at this time, the amount recorded will be adequate to resolve the matters.

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

[SEAL]

Note 9 - Segment Information

     The Company conducts and manages its business through four segments. The three operating segments representing the major lines of insurance business are: property and casualty insurance, principally personal lines automobile and homeowners insurance; individual annuity products, principally tax-qualified; and life insurance. The fourth segment, Corporate and Other, includes primarily debt service and realized investment gains and losses. Summarized financial information for these segments is as follows:

                                                            Three Months Ended         Six Months Ended
                                                                  June 30,                 June 30,
                                                          -----------------------   -----------------------
                                                             2002         2001         2002         2001
                                                          ----------   ----------   ----------   ----------
Insurance premiums and contract charges earned
 Property and casualty ................................   $  128,651   $  124,917   $  256,655   $  248,100
 Annuity ..............................................        3,729        3,733        7,420        7,519
 Life .................................................       22,277       23,660       46,457       46,927
 Intersegment eliminations ............................         (324)        (320)        (646)        (639)
                                                          ----------   ----------   ----------   ----------
     Total ............................................   $  154,333   $  151,990   $  309,886   $  301,907
                                                          ==========   ==========   ==========   ==========
Net investment income

 Property and casualty ................................   $    8,748   $    9,156   $   18,369   $   18,183
 Annuity ..............................................       27,583       26,837       54,911       53,496
 Life .................................................       14,171       14,168       27,199       27,528
 Corporate and other ..................................          142           24          145           75
 Intersegment eliminations ............................         (294)        (350)        (589)        (684)
                                                          ----------   ----------   ----------   ----------
     Total ............................................   $   50,350   $   49,835   $  100,035   $   98,598
                                                          ==========   ==========   ==========   ==========
Net income (loss)
 Operating income (loss)
  Property and casualty ...............................   $    3,222   $   (9,669)  $   10,439   $   (1,805)
  Annuity .............................................        4,519        5,181        9,191        9,410
  Life ................................................        4,373        5,374        8,198        9,325
  Corporate and other, including interest expense .....       (2,038)      (2,208)      (3,859)      (4,599)
                                                          ----------   ----------   ----------   ----------
   Total operating income (loss) ......................       10,076       (1,322)      23,969       12,331
 Realized investment losses, after tax ................      (26,830)      (3,718)     (25,152)        (673)
 Debt retirement costs, after tax .....................       (1,505)           -       (1,505)           -
 Litigation charges, after tax ........................       (1,028)           -       (1,028)           -
 Restructuring reserve adjustment, after tax ..........            -          114            -          114
                                                          ----------   ----------   ----------   ----------
     Total ............................................   $  (19,287)  $   (4,926)  $   (3,716)  $   11,772
                                                          ==========   ==========   ==========   ==========
Amortization of intangible assets
 Value of acquired insurance in force
  Annuity .............................................   $      942   $      895   $    1,795   $    1,926
  Life ................................................          441          471          882          942
                                                          ----------   ----------   ----------   ----------
     Subtotal .........................................        1,383        1,366        2,677        2,868
 Goodwill (See Note 5) ................................            -          404            -          809
                                                          ----------   ----------   ----------   ----------
     Total ............................................   $    1,383   $    1,770   $    2,677   $    3,677
                                                          ==========   ==========   ==========   ==========

                                                        June 30,        December 31,
                                                          2002             2001
                                                      ------------     -------------
Assets
 Property and casualty...........................     $    745,958     $     738,638
 Annuity.........................................        2,863,731         2,674,524
 Life............................................        1,141,848         1,007,345
 Corporate and other.............................          152,143           105,215
 Intersegment eliminations.......................          (46,881)          (36,696)
                                                      ------------     -------------
  Total..........................................     $  4,856,799     $   4,489,026
                                                      ============     =============

[SEAL]

Note 10 - Subsequent Event - Restructure of Property and Casualty Claims Operations

     In July 2002, the Company announced the restructuring of its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service by consolidating claims office locations throughout the United States into 6 offices compared to the current 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers. The Company expects that these claims actions will have a positive impact on earnings in 2003 and beyond. In addition to the cost efficiencies anticipated from the new claims environment, the restructuring is expected to have a favorable impact on automobile and homeowners claim severity.

     Approximately 135 employees with management, professional and clerical responsibilities will be impacted by the office consolidations. Charges for employee termination costs, representing severance, vacation buy-out, related payroll taxes and the impact of accelerated retirements on the Company's defined benefit pension plan, and other costs related to the office closures totaling approximately $2,500 after tax, or 6 cents per share, will be reflected as a non-operating restructuring charge in the Company's financial statements for the third quarter of 2002.

[SEAL]

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING INFORMATION

     Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of future events or the Company's future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

   . Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.
   . Fluctuations in the market value of securities within the Company's investment portfolio due to credit issues and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses.
   . Prevailing interest rate levels, including the impact of interest rates on
     (i) unrealized gains and losses on the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital and (ii) the book yield of the Company's investment portfolio.
   . The success of the Company's overall investment strategy which is subject to market value risk, reinvestment risk and liquidity risk.
   . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness or repurchase shares of the Company's outstanding common stock.
   . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms, the ability of the Company to maintain a favorable catastrophe reinsurance program, and the collectibility of reinsurance receivables.
   . Future property and casualty loss experience and its impact on estimated claims and claim adjustment expenses for losses occurring in prior years.
   . The cyclicality of the insurance industry.
   . The Company's ability to develop and expand its agency force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.
   . The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.
   . Changes in insurance regulations, including (i) those affecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.
   . Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income, and regulations changing the relative tax advantages of the Company's life and annuity products to customers.

[SEAL]

   . The impact of fluctuations in the financial markets on the Company's variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.
   . The Company's ability to maintain favorable claims-paying ability, financial strength and debt ratings.
   . Adverse changes in policyholder mortality and morbidity rates.
   . The resolution of legal proceedings and related matters.

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

     During the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. New compensation and evaluation systems were implemented during 2001 to improve the performance of the Company's agents and agency managers. The Company has begun targeting high-priority geographic markets with dedicated staff teams. New

[SEAL]
approaches to customer service are being developed and tested that will free agents to spend more time selling. Additional distribution options are being initiated to capitalize fully on the value of the Company's payroll deduction slots in schools across the country. And, the Company will increase its use of technology to improve the efficiency of its agency force and its administrative operations.

RESULTS OF OPERATIONS

    Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                           Six Months Ended       Growth Over
                                                               June 30,            Prior Year
                                                           -----------------   -----------------
                                                            2002       2001    Percent    Amount
                                                           -------   -------   -------   -------
     Automobile and property (voluntary) ..............    $ 246.3   $ 241.3       2.1%  $   5.0
      Excluding Massachusetts automobile ..............      246.3     231.1       6.6%     15.2
      Massachusetts automobile ........................          -      10.2    -100.0%    (10.2)
     Annuity deposits .................................      128.4     120.6       6.5%      7.8
     Life .............................................       55.0      58.5      -6.0%     (3.5)
                                                           -------   -------             -------
           Subtotal - core lines ......................      429.7     420.4       2.2%      9.3
           Subtotal - core lines, excluding
            Massachusetts automobile ..................      429.7     410.2       4.8%     19.5
     Involuntary and other
      property & casualty .............................        0.6       5.6                (5.0)
       Excluding Massachusetts
        automobile ....................................       (0.6)      2.3                (2.9)
       Massachusetts automobile .......................        1.2       3.3     -63.6%     (2.1)
                                                           -------   -------             -------
           Total ......................................    $ 430.3   $ 426.0       1.0%  $   4.3
                                                           =======   =======             =======
           Total, excluding Massachusetts
            automobile ................................    $ 429.1   $ 412.5       4.0%  $  16.6
                                                           =======   =======             =======

[SEAL]

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                            Six Months Ended       Growth Over
                                                                June 30,            Prior Year
                                                          -------------------   -------------------
                                                            2002       2001     Percent     Amount
                                                          --------   --------   --------   --------
     Automobile and property (voluntary) ..............   $  250.2   $  238.7        4.8%  $   11.5
      Excluding Massachusetts automobile ..............      242.8      228.8        6.1%      14.0
      Massachusetts automobile ........................        7.4        9.9      -25.3%      (2.5)
     Annuity ..........................................        7.4        7.5       -1.3%      (0.1)
     Life .............................................       45.9       46.3       -0.9%      (0.4)
                                                          --------   --------              --------
        Subtotal - core lines .........................      303.5      292.5        3.8%      11.0
        Subtotal - core lines, excluding
          Massachusetts automobile ....................      296.1      282.6        4.8%      13.5
     Involuntary and other
      property & casualty .............................        6.4        9.4      -31.9%      (3.0)
       Excluding Massachusetts
        automobile ....................................        2.8        5.4      -48.1%      (2.6)
       Massachusetts automobile .......................        3.6        4.0      -10.0%      (0.4)
                                                          --------   --------              --------
        Total .........................................   $  309.9   $  301.9        2.6%  $    8.0
                                                          ========   ========              ========
        Total, excluding Massachusetts
         automobile ...................................   $  298.9   $  288.0        3.8%  $   10.9
                                                          ========   ========              ========

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

     Premiums written and contract deposits for the Company's core lines increased 4.8% compared to the prior year, excluding Massachusetts voluntary automobile premiums written in the first six months of 2001. The growth resulted from continued strong gains in the annuity segment, growth in the Company's automobile business and rate increases in the property line.

     Average agent productivity for all lines of business combined increased 9.1% compared to the first half of 2001, offsetting a 4.5% decline in the total agent count. The Company is seeing stabilization in the total number of agents due to recent improvements in agent retention as well as a 15.7% increase in new hires for the first six months of 2002, compared to the same period last year. Management anticipates ending 2002 with approximately 940 agents. At June 30, 2002, the Company's exclusive agency force totaled 836. Of those, 324 were in their first 24 months with the Company, an increase of 27.6%, compared to June 30, 2001. The number of experienced agents in the agency force, 512, was down 17.6% at June 30, 2002, compared to a year earlier, due primarily to terminations of less-productive agents over the prior 12 months. This, and the strong improvement in productivity levels of agents hired in the last 12 months, has driven the overall average agent productivity increase. Average agent productivity is measured as new sales premiums per the average number of agents for the period.

[SEAL]

     In 2001, the Company modified its agent compensation and reward structure, in order to provide an incentive for agent performance that is more closely aligned with the Company's objectives. The revised structure continues the historical focus on profitability but places a greater emphasis on individual agent productivity, new premium growth, growth in educator and cross-sold business, and business retention. The Company's agency manager compensation structure was similarly modified, and the agency management team was strengthened through the promotions of several of the Company's most experienced and capable agents. The number of new agents hired during 2001 was comparable to the prior period and the number of new hires for the first half of 2002 was higher than a year earlier, in spite of the Company's implementation of more stringent agent selection criteria to improve agent productivity and retention. The new compensation plan for agency managers became effective January 1, 2001. The new compensation plan for all agents was implemented on August 1, 2001, and there were approximately 800 agents at the time of implementation. Also in 2001, the Company implemented enhanced agent training programs to help new agents achieve production targets more rapidly and help experienced agents sharpen and strengthen their skills and began providing agents with additional tools and support programs to help them make a successful transition to their new role under the Company's Value Proposition. Management believes these actions, along with other strategic initiatives, will continue to have a positive impact on agent productivity in the future.

     In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates to be effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau has voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau would have an adverse impact of approximately $350 million for the insurance industry. The Company's full year earned premiums would be negatively impacted by approximately $2 million and $3 million in 2002 and 2003, respectively. In addition, the difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders. Following the April 2002 effective date, this issue negatively impacted the Company's premiums earned and pretax results by $0.3 million for the six months ended June 30, 2002.

     Growth in total voluntary automobile and homeowners premium written was 6.6% for the first six months of 2002, excluding Massachusetts voluntary automobile written premiums of $10.2 million from the prior year. The average premium written per policy increased for both automobile and homeowners insurance, compared to a year earlier, and the number of automobile policies also increased. Voluntary automobile insurance premium written, excluding Massachusetts, increased 7.0% ($12.1 million) compared to the first six months of 2001, and homeowners premium increased 5.3% ($3.1 million). The property and casualty increase in premiums written resulted from growth in average premium per policy of 6% for automobile and 12% for homeowners, compared to a year earlier, as the growing impact of rate actions continue to flow through policy renewals and new business. Compared to the first six months of 2001, average earned premiums increased 4% for voluntary automobile and 10% for homeowners, reflecting the positive impact of rate increases. Over the prior 12 months and excluding an 11,000 unit decrease in Massachusetts automobile, unit growth was 0.2%, or 2,000, driven by a 6,000 unit

[SEAL]
increase in automobile. Homeowners units were 4,000 less than 12 months earlier and 5,000 units less than at December 31, 2001 reflecting planned reductions. At June 30, 2002, there were 586,000 voluntary automobile and 287,000 homeowners policies in force for a total of 873,000, including 12,000 Massachusetts voluntary automobile units which will run off over the remaining months of 2002.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, equal to the 12 months ended June 30, 2001 despite implemented rate increases over the period. The Company plans additional rate increases in the remainder of 2002 and beyond, with primary emphasis on the homeowners line, which are expected to have a continued adverse impact on retention of homeowners policies in force. The Company has implemented tiered rating systems for automobile and homeowners business based on customers' credit ratings, which management expects will have a positive impact on both loss ratios and business growth in the educator market. Tiered rating, together with price increases implemented and planned, are expected to return the Company to rate adequacy, with average premium growth keeping pace with average loss experience over time. For 2002, the Company is targeting combined ratios of approximately 96% for voluntary automobile and 108% for homeowners, as a result of the impact of rate actions coupled with other initiatives described under "Results of Operations -- Benefits, Claims and Settlement Expenses."

     The decline in premiums written for involuntary and other property and casualty was primarily attributable to a decrease in state mandatory automobile insurance facility business assumed in the first half of 2002, compared to the same period last year.

     Growth in annuity contract deposits for the six months ended June 30, 2002 reflected new business growth and better retention of existing business. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that helps agents assist educator customers in selecting the best retirement investment programs for their individual needs and circumstances. The fourth quarter of 2000 was the first full quarter with the expanded investment options.

     Compared to the first six months of 2001, new annuity deposits increased 6.5%, reflecting a 10.9% increase in scheduled deposits received partially offset by a 1.9% decrease in single premium and rollover deposits. New deposits to fixed annuities were 13.3%, or $7.8 million, higher than in the first six months of 2001, while new deposits to variable annuities were equal to a year ago. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed annuity option to the variable mutual fund investment options over 3-month, 6-month or 12-month periods.

     In January 2002, the Company announced that it had been selected as one of four providers of fixed and variable annuities to Chicago, Illinois, public school employees. Beginning April 1, 2002, the Company is partnering with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster business growth in the annuity segment. The Chicago Public Schools is the third-largest school district in the United States of America. For the three months ended June 30, 2002, approximately 1,500 new flexible premium contracts were sold through this partnership representing over $6 million in contract deposits on an annual basis, $1.5 million of which were received in the current period.

[SEAL]

     Variable annuity accumulated funds on deposit at June 30, 2002 were $1.0 billion, $59.0 million less than a year earlier, a 5.8% decrease including the impact of financial market values. Variable annuity accumulated deposit retention improved 4.2 percentage points over the 12 months to 92.8%, reflecting ongoing improvement following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended June 30, 2002 was 94.0%,
2.9 percentage points better than the same period last year. Fixed annuity accumulated cash value was $1.4 billion at June 30, 2002, $61.3 million, or 4.5% more than a year earlier. The number of annuity contracts outstanding increased 7.5%, or 10,000 contracts, compared to June 30, 2001.

     In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the six months ended June 30, 2002, the amount of variable annuity surrenders was 13% lower than for the same period last year. The amount of fixed annuity surrenders decreased 11% compared to the first six months of 2001.

     For the six months ended June 30, 2002, annuity segment contract charges earned decreased 1.3%, or $0.1 million, compared to the same period last year. Improvements in retention of variable and fixed accumulated values, as described above, resulted in a decline in surrender fees earned. In the current period, declines in market valuations also negatively impacted fees earned on variable annuity balances.

     Life segment premiums and contract deposits for the first six months of 2002 were 6.0% lower than a year earlier, due to a decrease in both new business and interest-sensitive life product deposits. The life insurance in force lapse ratio was 9.2% for the twelve months ended June 30, 2002, compared to 8.6% for the same period last year. The lapse ratios for the term portion and the whole life portion of the business were each comparable to the prior year, with the overall lapse ratio increasing as a result of a shift in the mix of business.

    Net Investment Income

     Investment income of $100.0 million for the first six months of 2002 increased 1.4%, or $1.4 million, (0.8%, or $0.5 million, after tax) compared to the prior year due primarily to growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 3.5% over the past 12 months. The average pretax yield on the investment portfolio was 7.0% (4.7% after tax) for the first six months of 2002, compared to a pretax yield of 7.2% (4.8% after tax) last year. Looking to the second half of 2002, investment income will be under pressure due to investment credit issues, described under "Results of Operations -- Realized Investment Gains and Losses" below, and current reinvestment returns available.

    Realized Investment Gains and Losses

     Net realized investment losses were $38.7 million and $1.0 million for the six months ended June 30, 2002 and 2001, respectively. In the second quarter of 2002, $41.3 million of realized investment losses were recorded which included a loss of $19.4 million related to the sale and impairment of securities issued by WorldCom, Inc. Additionally, impairment losses of $21.2 million were recognized in the second quarter of 2002 relating primarily to holdings of fixed income securities of other companies in the communications sector. The first quarter of 2002 included impairment charges of $9.9 million related to fixed income securities issued by two

[SEAL]
telecommunications companies and a realized investment loss of $2.0 million from the Company's sale of all of its holdings in securities issued by Kmart Corporation. Partially offsetting these losses for the six months were gains realized from ongoing investment portfolio management activity. The net realized losses in 2001 primarily resulted from the second quarter sale and impairment of two fixed income securities for credit-related reasons offsetting the first quarter full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages.

     Management believes that there may be further investment impairments during the remainder of 2002 if current economic and financial conditions persist. At June 30, 2002, the Company's investment portfolio had a total of 40 fixed income securities issued by telecommunications companies, with an amortized cost of $270 million and an after-tax unrealized loss of approximately $20 million.

     The Company reviews the fair value of the entire investment portfolio on a monthly basis to determine if there are any securities that have fallen below 80% of book value. This review, in conjunction with the Company's investment managers' monthly credit reports and current market data, is the basis for determining if a security has suffered an other-than-temporary decline in value. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period.

     Historically, the Company's investment guidelines have limited single corporate issuer exposure to 1% of invested assets. Based on current financial market conditions, the Company is revising the guidelines to limit the single corporate issuer exposure to 2%, after tax, of shareholders' equity. The change in the investment guidelines will be effective immediately for new purchases of securities while the existing portfolio will be addressed over the next 18 months. Revised sector limitations are also being developed as part of the strengthened investment guidelines. Management believes that, while the turbulence in the financial market is likely to continue in the near term, it is not expected to represent a material threat to the Company's financial condition.

[SEAL]

    Benefits, Claims and Settlement Expenses

                                                     Six Months Ended      Growth Over
                                                         June 30,           Prior Year
                                                    -----------------   -----------------
                                                     2002       2001    Percent    Amount
                                                    -------   -------   -------   -------
     Property and casualty ......................   $ 204.5   $ 219.8      -7.0%  $ (15.3)
     Annuity ....................................       0.6       0.4      50.0%      0.2
     Life .......................................      21.7      22.4      -3.1%     (0.7)
                                                    -------   -------             -------
       Total ....................................   $ 226.8   $ 242.6      -6.5%  $ (15.8)
                                                    =======   =======             =======

     Property and casualty
      statutory loss ratio:
        Before catastrophe losses ...............      78.8%     84.9%               -6.1%
        After catastrophe losses ................      80.5%     88.6%               -8.1%
        Impact of litigation charges (a) ........       0.6%        -                 0.6%

     ----------
     (a) Under statutory accounting practices, the $1.6 million litigation charge is reflected in property and casualty claims and settlement expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as litigation charges in the Corporate and Other segment.

     In the first six months of 2002, the Company's benefits, claims and settlement expenses reflected improvements in both the voluntary automobile and the homeowners loss ratios excluding catastrophe losses and the impact of litigation charges, as a result of favorable weather, loss containment initiatives and the favorable impact of the Company's restructuring of its Massachusetts automobile business. In the first half of 2001, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and by a high level of non-catastrophe weather-related losses.

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. As information develops which varies from experience, provides additional data or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities, adjustments may be required. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made.

     Excluding the $1.6 million provision for the costs of resolving class action lawsuits related to diminished value brought against the Company, net development of reserves for property and casualty claims occurring in prior years, excluding involuntary business, had no impact in the first six months of 2002, compared to reserve strengthening of $10.6 million for the same period in 2001. Total reserves for property and casualty claims occurring in prior years, including involuntary business and the $1.6 million provision in 2002 for class action litigation, were

[SEAL]
strengthened $2.5 million in the current period, compared to $11.0 million for the six months ended June 30, 2001. The reserve strengthening in 2001 was recorded in the three months ended June 30. The Company's property and casualty net reserves were $273.5 million and $271.6 million at June 30, 2002 and 2001, respectively.

     Non-catastrophe weather-related losses in the first and second quarters of 2001 were notably greater than historical experience. The statutory non-catastrophe property loss ratio by quarter and for the full years 2001, 2000 and 1999 was as follows:

                                                     2002       2001     2000      1999
                                                    -------   -------   -------   -------
     Non-catastrophe property
      loss ratio for the:
        Quarter ended March 31 ..................      78.5%     85.1%     79.0%     81.9%
        Quarter ended June 30 ...................      75.4%     99.4%     91.4%     72.8%
        Quarter ended September 30 ..............                99.7%     82.8%     78.1%
        Quarter ended December 31 ...............                82.8%     80.7%     53.3%

        Year ended December 31 ..................                91.5%     83.4%     71.0%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. The Company's actions have had a positive impact on the property loss ratio in the first half of 2002, accompanied by an expected decline in homeowners policies in force. Management expects that the full impact of these changes will be realized later in 2002 and beyond. In light of experience and competitive actions in 2001, the Company is continuing to aggressively increase homeowners rates. The Company has also initiated further tightening of underwriting guidelines, expanded reunderwriting of existing policies, implemented coverage and policy form restrictions in all states where permitted, and limited new homeowners business to educators in certain areas. In addition, due to the claims experience in the fourth quarter of 2001, the Company is conducting a program to reinspect a significant portion of its property book of business. The Company also is strengthening its homeowners policies' contract language to further protect the Company against water damage and mold claims. The Company has also begun the process of redesigning its claim handling procedures in order to better control loss costs. (See also "Results of Operations -- Subsequent Event - Restructure of Property and Casualty Claims Operations.") Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     For the first six months of 2002, incurred catastrophe losses for all lines were $4.3 million, compared to $9.2 million for the same period last year. Incurred catastrophe losses in the first half of 2001 included a net benefit of $1.4 million due to favorable development of reserves for 2000 catastrophe losses.

[SEAL]

     The voluntary automobile loss ratio excluding catastrophe losses was 78.0% for the first six months of 2002, including 0.9 percentage points due to the aforementioned class action lawsuits, compared to 77.7% for the same period last year. The increase in average voluntary automobile premium per policy in the first six months of 2002 nearly kept pace with the increase in average current accident year loss costs.

     The annuity benefits in the first six months of 2002 and 2001 represented mortality charges for annuity contracts on payout status. In addition, the guaranteed minimum death benefit reserve on variable annuity contracts was increased $0.3 million in the six months ended June 30, 2002, as a result of fluctuations in the financial markets.

     Life mortality experience in the current period was comparable to a year earlier.

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

     As disclosed in the Company's Annual Report on Form 10-K for 2001, early in that year management discovered some deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remedy of this issue. The deficiencies in the testing procedures were identified and corrected. Such a problem is not uncommon in the life insurance industry and will be cured using standard Internal Revenue Service ("IRS") procedures that have been established specifically to address this type of situation. The Company recorded $2.0 million of policyholder benefits in the Corporate and Other segment in the fourth quarter of 2001, as well as $1.0 million of operating expense, which represented the Company's current best estimate of the costs to the Company to resolve these problems. In the second quarter of 2002, management further refined its analysis and confirmed that the charge recorded in the fourth quarter of 2001 continues to be its best estimate of the costs to the Company to resolve these problems.

     As a result of the tax status issue described above, the complexity of the Company's product underlying the policies in question, and the complexity of administering that product and other life products offered by the Company, management is re-examining its life product portfolio and related administrative system.

[SEAL]

    Interest Credited to Policyholders

                                                     Six Months Ended      Growth Over
                                                         June 30,           Prior Year
                                                    -----------------   -----------------
                                                     2002       2001    Percent    Amount
                                                    -------   -------   -------   -------
        Annuity..................................   $  33.5   $  34.1      -1.8%  $  (0.6)
        Life.....................................      15.1      14.2       6.3%      0.9
                                                    -------   -------             -------
          Total..................................   $  48.6   $  48.3       0.6%  $   0.3
                                                    =======   =======             =======

     The fixed annuity average annual interest rate credited decreased to 4.9% for the six months ended June 30, 2002, compared to 5.2% for the same period last year. Partially offsetting the decline in the rate credited, the average accumulated fixed deposits increased 4.6% for the first six months of 2002, compared to the same period in 2001. Life insurance interest credited increased as a result of continued growth in interest-sensitive life insurance reserves.

    Operating Expenses

     For the first six months of 2002, operating expenses increased $7.6 million, or 13.5%, compared to last year. The higher level of company-wide expense was due primarily to $2.9 million of transition costs related to changes in the Company's pension plan and elimination of the provision for 2001 employee incentive compensation in the second quarter of 2001 as a consequence of the Company's earnings reported in the first half of 2001. The increase in these company-wide expenses impacted each of the Company's insurance segments.

     In 2001, the Company determined that it would freeze its defined benefit pension plan and move to a defined contribution structure. This change is expected to reduce the Company's pension expense by approximately $2 million to $3 million per year beginning in 2004. Costs of transitioning to the new structure, based upon assumptions of future events, are estimated to be approximately $5.5 million and $2 million for the full years 2002 and 2003, respectively, largely from provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions. To the extent that actual experience differs from the Company's assumptions, adjustments may be required with the effects of these adjustments charged or credited to income for the period in which the adjustments are made. Effective January 1, 2002, the Company also implemented changes to its employee medical plans to mitigate that cost.

     The total corporate expense ratio on a statutory accounting basis was 24.0% for the six months ended June 30, 2002, 2.1 percentage points higher than the same period in 2001, reflecting the expense items discussed above. The property and casualty statutory expense ratio, the 16th lowest of the 100 largest property and casualty insurance groups for 2000 (the most recent industry ranking available), was 23.2% for the six months ended June 30, 2002, compared to 20.6% last year. The property and casualty expense ratio reflected that segment's portion of the increase in company-wide operating expenses as well as an increase in automobile new business commissions.

[SEAL]

    Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first six months of 2002, the combined amortization of policy acquisition expenses and intangible assets was $31.6 million, compared to the $31.0 million recorded for the same period in 2001.

     Amortization of intangible assets decreased to $2.7 million for the six months ended June 30, 2002, compared to $3.7 million for the same period in 2001. The decline primarily reflected the elimination of amortization of goodwill as the result of the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill was $0.8 million and $1.6 million for the six months ended June 30, 2001 and the year ended December 31, 2001, respectively. In addition, the June 2002 valuation of annuity value of business acquired in the 1989 acquisition of the Company ("Annuity VIF") resulted in a $0.1 million reduction in amortization scheduled for the six months. The valuation identified an increase in amortization due to lower than expected market performance offset by the impact of realized investment losses.

     Policy acquisition expenses amortized for the six months ended June 30, 2002 of $28.9 million were $1.6 million more than the same period last year primarily related to the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months). The increase in amortization for the property and casualty segment was partially offset by a $1.0 million reduction in amortization for the annuity and life segments combined as a result of the current year valuation. The favorable impact of realized investment losses in the valuation was only partially offset by lower than expected market performance in the annuity segment.

     Policy acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of business are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company, are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

    Income Tax Expense

     The effective income tax rate on income including realized investment gains and losses was a benefit of 54.3% for the six months ended June 30, 2002, compared to a tax of 28.9% for the same period last year.

[SEAL]

     Income from investments in tax-advantaged securities reduced the effective income tax rate 20.7 and 12.4 percentage points for the six months ended June 30, 2002, and 2001, respectively. While the amount of income from tax-advantaged securities in the current year was slightly less than in the first half of 2001, the reduced level of income before income taxes in the current period resulted in this having a more significant impact on the effective income tax rate.

     The effective income tax rate on operating income, as defined below, before income taxes was 30.6% for the six months ended June 30, 2002, comparable to the effective income tax rate of 29.4% on the same basis for the prior year.

    Operating Income (Loss)

     The Company defines operating income as net income before the after-tax impact of realized investment gains and losses and non-recurring items. Non-recurring items included debt retirement costs and class action litigation charges in the first half of 2002 as well as a restructuring reserve adjustment in the same period a year earlier.

     Compared to the first half of 2001, current period operating income benefitted from mild weather, the impact of property and casualty rate increases on earned premiums, the positive impact of the Company's restructuring of its Massachusetts automobile business, and the discontinuance of goodwill amortization with the adoption of SFAS No. 142 on January 1, 2002.

     These positive prior year comparisons were partially offset by an increase in company-wide operating expenses due to (1) transition costs related to changes in the Company's retirement plans, which are expected to have a favorable long-term impact on employee benefit costs, and (2) elimination of the provision for 2001 employee incentive compensation in the second quarter of last year. Operating income in the first six months of 2001 was adversely affected by strengthening of prior years' property and casualty reserves.

     Consistent with previous indications, at the time of this Report on Form 10-Q management anticipates that 2002 full year operating income will be within a range of $1.15 to $1.25 per share. However, the recent turmoil in the financial markets will put pressure on earnings. In the second half of 2002, management anticipates lower investment income due to investment credit issues and tightening margins on variable annuities resulting from declining market valuations. As described throughout this discussion of Results of Operations, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made.

[SEAL]

     Operating income (loss) by segment was as follows:

                                                          Six Months Ended     Growth Over
                                                              June 30,          Prior Year
                                                         -----------------   -----------------
                                                           2002      2001    Percent    Amount
                                                         -------   -------   -------   -------
     Property & casualty
       Before catastrophe losses .....................   $  13.3   $   4.1             $   9.2
       Catastrophe losses, after tax .................      (2.8)     (6.0)                3.2
                                                         -------   -------             -------
          Total including catastrophe losses .........      10.5      (1.9)               12.4
     Annuity .........................................       9.2       9.4      -2.1%     (0.2)
     Life ...........................................        8.2       9.4     -12.8%     (1.2)
     Corporate and other expense .....................      (1.0)     (1.5)                0.5
     Interest expense, after tax .....................      (2.9)     (3.1)                0.2
                                                         -------   -------             -------
          Total ......................................   $  24.0   $  12.3      95.1%  $  11.7
                                                         =======   =======             =======
          Total before catastrophe losses ............   $  26.8   $  18.3      46.4%  $   8.5
                                                         =======   =======             =======

     Property and casualty statutory combined ratio:
       Before catastrophe losses .....................     102.0%    105.5%               -3.5%
       After catastrophe losses ......................     103.7%    109.2%               -5.5%
       Impact of litigation charges ..................       0.6%        -                 0.6%

     Property and casualty segment operating income of $10.5 million for the first six months of 2002 increased $12.4 million compared to the same period last year. Excluding the $1.0 million after-tax provision for class action litigation, development of prior years' reserves decreased operating income $0.6 million after tax for the first half of 2002. For the first six months of 2001, the Company strengthened prior years' reserves by $7.2 million after tax, all recorded in the three months ended June 30. Compared to a year earlier, 2002 property and casualty segment operating income reflected favorable weather, partially offset by increases in claim adjustment expenses and company-wide operating expenses.

     For the first six months of 2002, the Company's increase in average voluntary automobile insurance premium per policy nearly kept pace with the increase in average loss costs for the current accident year. The Company has implemented tiered rating systems based on customers' credit ratings for automobile and homeowners business, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market. The Company is continuing to approach the pricing and underwriting of its homeowners products aggressively, to accelerate margin recovery. And, due to homeowners loss experience in the fourth quarter of 2001, the Company identified additional initiatives. Actions include further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, limited coverage of new homeowners business to educators in certain areas, reinspection of the homeowners book of business and redesign of the Company's claim handling procedures. (See also "Results of Operations -- Subsequent Event
- Restructure of Property and Casualty Claims Operations.")

     The property and casualty statutory combined ratio was 103.7% for the first six months of 2002, compared to 109.2% for the same period in 2001. The statutory loss ratio for the segment improved compared to the prior year; however, the statutory expense ratio increased 2.6 percentage points, primarily reflecting this segment's portion of the increase in company-wide operating expenses as well as an increase in automobile new business commissions.

[SEAL]

     Annuity segment operating income in the first six months of 2002 was only slightly less than the prior year. Improvement in the net interest margin was offset primarily by the increase in company-wide operating expenses. Valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at June 30, 2002, including lower than expected market appreciation offset by the impact of realized investment losses, resulted in an after-tax reduction in amortization of $0.4 million for the six months. Similar valuations a year earlier reduced after-tax amortization $0.1 million for the six months. Variable annuity fee income for the current period was comparable to the first six months of 2001. Variable annuity accumulated funds on deposit were $1.0 billion at June 30, 2002, $59.0 million, or 5.8%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.4 billion was $61.3 million, or 4.5%, greater than June 30, 2001.

     Life segment operating income decreased $1.2 million compared to the first six months of 2001 as a result of this segment's portion of the increase in company-wide operating expenses and pressure on the interest margin. Mortality experience on ordinary life business was comparable to the first half of 2001. Valuation of life segment deferred acquisition costs at June 30, 2002 resulted in a reduction in amortization of $0.4 million after tax due to the impact of realized investment losses.

     The reduction in the operating loss for the corporate and other segment compared to the first six months of 2001 primarily reflected the change in accounting, which was effective January 1, 2002, that eliminated goodwill amortization. For the six months ended June 30, 2001, amortization of goodwill was $0.8 million, or 2 cent per share.

    Net Income (Loss)

                   Net Income (Loss) Per Share, Diluted

                                                          Six Months Ended      Growth Over
                                                              June 30,          Prior Year
                                                         -----------------   -----------------
                                                          2002      2001     Percent    Amount
                                                         -------   -------   -------   -------
     Operating income ................................   $  0.58   $  0.30      93.3%  $  0.28
     Realized investment losses ......................     (0.61)    (0.01)              (0.60)
     Debt retirement costs ...........................     (0.04)        -               (0.04)
     Litigation charges ..............................     (0.02)        -               (0.02)
     Restructuring reserve adjustment ................         -         -                   -
                                                         -------   -------             -------

          Net income (loss) ..........................   $ (0.09)  $  0.29             $ (0.38)
                                                         =======   =======             =======

     Net income (loss), includes net realized investment gains and losses and non-recurring items reflected in the Corporate and Other segment. For the six months ended June 30, 2002, the Company reported a net loss of $3.7 million, or $0.09 per share, including after-tax realized investment losses of $25.2 million, or $0.61 per share. For the first half of 2001, net income was $11.8 million, or $0.29 per share, including after-tax realized investment losses of $0.6 million, or $0.01 per share. After-tax realized investment losses are described in "Results of Operations -- Realized Investment Gains and Losses."

[SEAL]

     In addition to the changes in after-tax realized investment losses and operating income, the Company recorded non-recurring items in the first six months of both 2002 and 2001.

     In May 2002, the Company used a portion of the proceeds from the sale of its Convertible Notes to repay the balance outstanding under the previous Bank Credit Agreement and repurchase $55.0 million of its outstanding Senior Notes. The debt retirement resulted in an after-tax charge of $1.5 million, or $0.04 per share, which was reflected in current period net income.

     In June 2002, the Company recorded an after-tax charge of $1.0 million, or $0.02 per share, to net income, representing the Company's best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. While the actual costs incurred by the Company to resolve these issues could be either less or more than the liability established in the current period, management believes that, based on facts and circumstances available at this time, the amount recorded will be adequate to resolve the matters.

     In the first six months of 2001, the Company recorded an after-tax reduction to restructuring reserves of $0.1 million, less than $0.01 per share.

     Return on shareholders' equity was 10% based on operating income and 2% based on net income for the 12 months ended June 30, 2002.

    Subsequent Event - Restructure of Property and Casualty Claims Operations

     In July 2002, the Company announced the restructuring of its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service by consolidating claims office locations throughout the United States into 6 offices compared to the current 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers. The Company expects that these claims actions will have a positive impact on earnings in 2003 and beyond. In addition to the cost efficiencies anticipated from the new claims environment, the restructuring is expected to have a favorable impact on automobile and homeowners claim severity.

     Approximately 135 employees with management, professional and clerical responsibilities will be impacted by the office consolidations. Charges for employee termination costs, representing severance, vacation buy-out, related payroll taxes and the impact of accelerated retirements on the Company's defined benefit pension plan, and other costs related to the office closures totaling approximately $2.5 million after tax, or $0.06 per share, will be reflected as a non-operating restructuring charge in the Company's financial statements for the third quarter of 2002.

LIQUIDITY AND FINANCIAL RESOURCES

    Special Purpose Entities

     At June 30, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

[SEAL]

As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

    Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 23% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2002, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC's second largest shareholder with 8% of the common shares outstanding per their SEC filing on Form 13F as of March 31, 2002, is the investment advisor for two of the mutual funds offered to the Company's annuity customers.

    Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At June 30, 2002, fixed income securities represented 94.2% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.5% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at June 30, 2002.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.4 years at June 30, 2002 and 5.0 years at December 31, 2001. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

     Additional discussion of the Company's investment guidelines is included in "Results of Operations -- Realized Investment Gains and Losses."

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

     Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income,

[SEAL]
generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. Net cash provided by operating activities was $6.8 million less than the first six months of 2001 due primarily to an increase in federal income taxes paid in the current year.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Operating cash flow reflects payments on these leases of approximately $4 million for both the six months ended June 30, 2002 and 2001. It is anticipated that the Company's payments under operating leases for the full year 2002 will be comparable to prior years' payments of approximately $8 million. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2002 without prior approval are approximately $40 million, of which $5 million had been paid as of June 30, 2002. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

     In May 2002, the Company issued $353.5 million aggregate principal amount of 1.425% Senior Convertible Notes ("Convertible Notes"), which will mature on May 14, 2032, at a discount of 52.5%. As of June 30, 2002, proceeds from the sale of the Convertible Notes have been used to repay the $53.0 million balance outstanding under the previous Bank Credit Agreement on May 14, 2002 and repurchase $55.0 million aggregate principal amount of the Company's outstanding

[SEAL]

6 5/8% Senior Notes due January 15, 2006 on May 30, 2002 at an aggregate cost of $56.8 million. The remaining proceeds will be used for general corporate purposes and potentially to further reduce corporate indebtedness. (See also "Liquidity and Financial Resources -- Capital Resources" for additional description of the Convertible Notes.)

     For the first six months ended June 30, 2002, receipts from annuity contracts increased 6.5%. Annuity contract maturities and withdrawals decreased $7.0 million, or 7.5%, compared to the same period last year including decreases of 10.7% and 13.0% in surrenders of variable and fixed annuities, respectively. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuities was 92.8% and 94.0%, respectively, for the 12 month period ended June 30, 2002. Net transfers to variable annuity assets increased $15.1 million compared to the same period last year reflecting the Company's expansion of its variable investment options.

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Historically, the repurchase of shares was financed through use of cash and, when necessary, its Bank Credit Facility. However, the Company has not utilized its Bank Credit Facility for share repurchases since the second quarter of 1999. As of June 30, 2002, $96.3 million remained authorized for future share repurchases.

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

     The total capital of the Company was $652.3 million at June 30, 2002, including $212.8 million of long-term debt and no short-term debt outstanding. Total debt represented 32.6% of capital (33.5% excluding unrealized investment gains and losses) at June 30, 2002, which exceeded the Company's long-term operating target of approximately 25%. The Company anticipates additional reductions in long-term debt prior to December 31, 2002 utilizing a portion of the remaining proceeds from the issuance of the Convertible Notes (discussed below). Upon completion of the anticipated additional reductions in long-term debt, the Company's debt is expected to represent less than 30% of total capital.

     Shareholders' equity was $439.5 million at June 30, 2002, including an unrealized gain in the Company's investment portfolio of $17.9 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $762.6 million and $18.67, respectively, at June 30, 2002. Book value per share was $10.76 at June 30, 2002, $10.32 excluding investment fair value adjustments. At June

[SEAL]

30, 2001, book value per share was $10.94, $10.73 excluding investment fair value adjustments. The decrease over the 12 months included the effects of realized and unrealized investment gains and losses and an increase in the Company's minimum pension liability recorded at December 31, 2001.

     On May 14, 2002, the Company issued $353.5 million aggregate principal amount of 1.425% senior convertible notes due in 2032 ("Convertible Notes") at a discount of 52.5% resulting in an effective yield of 3.0%. The net proceeds from the sale of the Convertible Notes have been used to repay the balance outstanding under the previous Bank Credit Agreement and repurchase a portion of the outstanding Senior Notes, as described below, and will be used for general corporate purposes and potentially to further reduce corporate indebtedness. Interest on the Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Convertible Note. The contingent cash interest payable per Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period. The Convertible Notes will be convertible at the option of the holders, if the conditions for conversion are satisfied, into shares of HMEC's common stock at a conversion price of $26.74. Holders may also surrender Convertible Notes for conversion during any period in which the credit rating assigned to the Convertible Notes is Ba2 or lower by Moody's or BB+ or lower by S&P, the Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Convertible Notes may require HMEC to purchase all or a portion of their Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933, and may not be offered or sold in the U.S. absent registration or an applicable exemption from registration requirements. The Convertible Notes have an investment grade rating from S&P (BBB+), Moody's (Baa2) and A.M. Best (bbb+). S&P and A.M. Best have indicated the outlook for their rating is "Stable." On July 25, 2002, Moody's affirmed its Baa2 rating, but revised the outlook for the rating to "Negative" from "Stable." This change in outlook was the result of the Company's second quarter 2002 investment losses stemming from the impact on the financial markets from the announced SEC investigation into the accounting practices of WorldCom, Inc. Moody's announcement indicated that material adverse deviations from the Company's expected level of capital growth and earnings could trigger a subsequent ratings downgrade. HMEC intends to file a registration statement with the Securities and Exchange Commission related to the Convertible Notes prior to September 30, 2002.

[SEAL]

     In January 1996, the Company issued $100.0 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. On May 30, 2002, the Company repurchased $55.0 million aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (BBB+), Fitch, Inc. ("Fitch") (A-), Moody's Investors Service, Inc. ("Moody's") (Baa2), and A.M. Best Company, Inc. ("A.M. Best") (bbb+). S&P, Fitch and A.M. Best have indicated the outlook for their rating is "Stable." On July 25, 2002, Moody's affirmed its Baa2 rating, but revised the outlook for the rating to "Negative" from "Stable", as described above in the paragraph regarding the Convertible Notes. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

     As of December 31, 2001, the Company had short-term debt of $53.0 million outstanding under the previous Bank Credit Agreement. The $53.0 million balance outstanding under the previous Bank Credit Agreement was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Current Bank Credit Facility"). The Current Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. No amounts had been borrowed under the Current Bank Credit Facility and no balance was outstanding at June 30, 2002. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee which was 0.20% on an annual basis at June 30, 2002.

     The Company's ratio of earnings to fixed charges for the six months ended June 30, 2002 was 0x, reflecting the impact of $38.7 million pretax of realized investment losses recognized during the period, compared to 4.5x for the same period in 2001.

     Total shareholder dividends were $8.6 million for the six months ended June 30, 2002. In February 2002 and May 2002, the Board of Directors announced regular quarterly dividends of $0.105 per share.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $11.0 million up to $47.4 million with the Florida Hurricane Catastrophe Fund, based on the Fund's financial resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100 million equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit.

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++

[SEAL]

(Superior)" by A.M. Best. Under the 36-month agreement, the equity put coverage of $75.0 million provides a source of capital for up to $115.0 million of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement is effective only for the last eight months of the year. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215.0 million after recording the first triggering event; (ii) the Company's total debt as a percentage of capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at June 30, 2002.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 thousand up to $20 million. The Company also reinsures each property loss above a retention of $250 thousand up to $2.5 million in 2001 and 2002, including catastrophe losses that in the aggregate are less than the retention levels above.

     The cost of the Company's catastrophe reinsurance coverage program for the full year 2002 increased approximately 50%, or $2.0 million, compared to full year 2001 as a result of the effects on the reinsurance market of the September 11, 2001 terrorist attacks. However the impact on the Company was mitigated due to the fact that 38% of the Company's catastrophe coverage is under a three-year contract from January 1, 2001 through December 31, 2003. The cost of the Company's entire property and casualty reinsurance program for the full year 2002 increased approximately 35%, or $2.5 million, compared to full year 2001.

INSURANCE FINANCIAL RATINGS AND IMSA CERTIFICATION

     The Company's principal insurance subsidiaries are rated by various rating agencies. Additional information regarding the rating processes and ratings definitions for each agency is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 in "Business -- Insurance Financial Ratings and IMSA Certification." Each of the ratings below is unchanged from December 31, 2001 with the exception of A.M. Best's rating for the Company's property and casualty subsidiaries and Moody's outlook for the Company's financial strength ratings.

     On May 9, 2002 following its annual review of Horace Mann's ratings, A.M. Best Company, Inc. ("A.M. Best") announced that it was affirming the "A (Excellent)" financial strength rating of the Company's principal life insurance subsidiary. A.M. Best downgraded the financial strength ratings of the Company's property and casualty subsidiaries one notch from "A+ (Superior)" to "A (Excellent)" reflecting capitalization of these subsidiaries being below A.M. Best's standard for the Superior rating and the impact on earnings in 2000 and 2001 of prior years' reserve strengthening. A.M. Best has identified the outlook for the ratings as "Stable."

[SEAL]

     As affirmed on May 2, 2002, each of HMEC's principal insurance subsidiaries is rated "A+ (Strong)" for financial strength by Standard & Poor's Corporation ("S&P") with a ratings outlook of "Stable", with the exception of Horace Mann Lloyds which is not yet rated by S&P.

     Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Fitch, Inc. ("Fitch") with a rating outlook of "Stable".

     Moody's Investors Service, Inc. ("Moody's") has assigned a financial strength rating of "A2 (Good)" to each of HMEC's principal subsidiaries, with the exception of Horace Mann Lloyds which is not yet rated by Moody's. On July 25, 2002, Moody's affirmed these ratings, but revised the outlook for the ratings to "Negative" from "Stable." This change in outlook was the result of the Company's second quarter 2002 investment losses stemming from the impact on the financial markets from the announced SEC investigation into the accounting practices of WorldCom, Inc. Moody's announcement indicated that material adverse deviations from the Company's expected level of capital growth and earnings could trigger a subsequent ratings downgrade.

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

     In July 2001, Horace Mann Life Insurance Company, the Company's principal life insurance subsidiary, earned membership in the Insurance Marketplace Standards Association ("IMSA"). HMLIC is an IMSA member for three years, after which it must demonstrate continuous improvement and repeat the self- and independent assessment process to retain its membership. As of June 30, 2002, fewer than 250 companies had earned IMSA membership.

MARKET VALUE RISK

     Market value risk is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations -- Realized Investment Gains and Losses."

     Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities.

     The Company manages its market value risk by coordinating the projected cash outflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality while providing for liquidity and diversification. The investment risk associated with variable annuity products and the underlying mutual funds is assumed by those contractholders, and not by the Company.

[SEAL]

     A more detailed description of the Company's exposure to market value risks and the management of those risks is presented in the Company's 2001 Form 10-K "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

RECENT ACCOUNTING CHANGES

    SFAS No. 143

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. The accounting practices in this statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement will not have a material impact on the Company because it does not own a significant amount of property and equipment.

    SFAS No. 145

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. Under SFAS No. 4, all gains and losses from the extinguishment of debt, exclusive of an exception identified in SFAS No. 64, were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. With adoption of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. In the six months ended June 30, 2002, the Company recorded a charge for the extinguishment of debt and did not report this charge as an extraordinary item.

     SFAS No. 44 was not applicable to the Company. Although the evaluation of the impact of the remaining provisions of SFAS No. 145 is not yet complete, at this time management anticipates that the impact will not be material.

    SFAS No. 146

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that such liability be recognized when the liability is incurred. Under EITF No. 94-3, a liability for defined exit costs was recognized at the date of an entity's commitment to an exit plan. Management anticipates that the impact of this statement will not be material.

[SEAL]

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-Q.

                           PART II: OTHER INFORMATION

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Shareholders was held on May 14, 2002. The results of the matters submitted to a vote of security holders are shown in the table below.

                                                         Votes         Votes
                                                          For         Against     Abstentions
                                                      -----------    ---------   ------------
Votes representing 36,788,830 shares of
Common Stock were represented and cast
regarding Proposal 1.
      Election of the following nominees to hold
      the office of Director until the next Annual
      Meeting of Shareholders and until their
      respective successors have been duly
      elected and qualified:
         William W. Abbott                             35,923,225      865,605              -
         Mary H. Futrell                               28,051,523    8,737,307              -
         Donald E. Kiernan                             34,872,475    1,916,355              -
         Louis G. Lower II                             35,924,425      864,405              -
         Joseph J. Melone                              29,068,830    7,720,000              -
         Jeffrey L. Morby                              28,112,853    8,675,977              -
         Shaun F. O'Malley                             36,064,675      724,155              -
         Charles A. Parker                             36,064,675      724,155              -
         William J. Schoen                             36,064,675      724,155              -

Votes representing 33,941,411 shares of
Common Stock were represented and cast
regarding Proposal 2.
    Approval of the Company's 2002 Incentive
    Compensation Plan.                                 28,218,350    4,690,942        582,119

[SEAL]

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit
         No.                      Description
         -------                  -----------

         (a) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

             (4) Instruments defining the rights of security holders, including indentures:
                  4.1 Indenture dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC's 1.425% Senior Convertible Notes Due 2032
             (10) Material contracts:
                  10.1 Credit Agreement dated as of May 29, 2002 (the "Bank Credit Facility") among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the "Agent").
                  10.2* Horace Mann Educators Corporation 2002 Incentive Compensation Plan.
                  10.2(a)* Specimen Employee Stock Option Agreement under the
                           Horace Mann Educators Corporation 2002 Incentive Compensation Plan.
                  10.2(b) Specimen Regular Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan.
                  10.2(c)* Specimen Director Stock Option Agreement under the
                           Horace Mann Educators Corporation 2002 Incentive Compensation Plan.
             (11) Statement re computation of per share earnings.
             (15) KPMG LLP letter regarding unaudited interim financial information.
             (99) Additional exhibits:
                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Louis G. Lower II, Chief Executive Officer of Horace Mann Educators Corporation.
                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter H. Heckman, Chief Financial Officer of Horace Mann Educators Corporation.

         (b) No reports on Form 8-K were filed by the Company during the second quarter of 2002.

[SEAL]

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HORACE MANN EDUCATORS CORPORATION
                                         (Registrant)


Date  August 13, 2002                         /s/ Louis G. Lower II
      ---------------                  -----------------------------------------

                                         Louis G. Lower II
                                          President and Chief Executive Officer


Date  August 13, 2002                         /s/ Peter H. Heckman
      ---------------                  -----------------------------------------

                                         Peter H. Heckman
                                          Executive Vice President
                                          and Chief Financial Officer


Date  August 13, 2002                         /s/ Bret A. Conklin
      ---------------                  -----------------------------------------

                                         Bret A. Conklin
                                          Senior Vice President
                                          and Controller

[SEAL]