Form 10-Q
period 2002-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2002-11-14
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ____

     As of October 31, 2002, 40,853,319 shares of Common Stock, par value $0.001 per share, were outstanding, net of 19,341,296 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                            Page
                                                                                            ----
PART I -   FINANCIAL INFORMATION

           Item 1. Financial Statements

                Independent Auditors' Review Report .......................................... 1

                Consolidated Balance Sheets as of
                 September 30, 2002 and December 31, 2001 .................................... 2

                Consolidated Statements of Operations for the
                 Three and Nine Months Ended September 30, 2002 and 2001 ..................... 3

                Consolidated Statements of Changes in Shareholders' Equity
                 for the Nine Months Ended September 30, 2002 and 2001 ....................... 4

                Consolidated Statements of Cash Flows for the
                 Three and Nine Months Ended September 30, 2002 and 2001 ..................... 5

                Notes to Consolidated Financial Statements ................................... 6

           Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..................................... 21

           Item 3. Quantitative and Qualitative Disclosures about Market Risk ............... 54

           Item 4. Controls and Procedures .................................................. 54

PART II -  OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders ...................... 54

           Item 5. Other Information ........................................................ 54

           Item 6. Exhibits and Reports on Form 8-K ......................................... 55

SIGNATURES .................................................................................. 56

CERTIFICATIONS .............................................................................. 57

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of September 30, 2002, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001, and the related consolidated statements of changes in shareholders' equity for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management.

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

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
November 13, 2002

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2002              2001
                                                                                ---------------   ---------------
                                     ASSETS
Investments
  Fixed maturities, available for sale, at fair value (amortized
   cost, 2002, $2,784,020; 2001, $2,726,831) ...............................    $     2,895,549   $     2,769,867
  Short-term and other investments .........................................            195,621           107,445
  Short-term investments, loaned securities collateral .....................            443,815            98,369
                                                                                ---------------   ---------------
     Total investments .....................................................          3,534,985         2,975,681
Cash .......................................................................             10,028            33,939
Accrued investment income and premiums receivable ..........................             98,452           112,746
Deferred policy acquisition costs ..........................................            169,309           157,776
Goodwill ...................................................................             47,396            47,396
Value of acquired insurance in force .......................................             33,107            38,393
Other assets ...............................................................            130,970           114,665
Variable annuity assets ....................................................            817,849         1,008,430
                                                                                ---------------   ---------------
     Total assets ..........................................................    $     4,842,096   $     4,489,026
                                                                                ===============   ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
  Fixed annuity contract liabilities .......................................    $     1,352,659   $     1,278,137
  Interest-sensitive life contract liabilities .............................            536,851           518,455
  Unpaid claims and claim expenses .........................................            319,530           314,295
  Future policy benefits ...................................................            181,137           179,109
  Unearned premiums ........................................................            189,454           185,569
                                                                                ---------------   ---------------
     Total policy liabilities ..............................................          2,579,631         2,475,565
Other policyholder funds ...................................................            124,889           123,434
Liability for securities lending agreements ................................            443,815            98,369
Other liabilities ..........................................................            200,969           171,271
Short-term debt ............................................................                  -            53,000
Long-term debt .............................................................            187,686            99,767
Variable annuity liabilities ...............................................            817,849         1,008,430
                                                                                ---------------   ---------------
     Total liabilities .....................................................          4,354,839         4,029,836
                                                                                ---------------   ---------------
Preferred stock, $0.001 par value, shares authorized
 1,000,000; none issued ....................................................                  -                 -
Common stock, $0.001 par value, shares authorized
 75,000,000; shares issued, 2002, 60,194,615; 2001, 60,076,921 .............                 60                60
Additional paid-in capital .................................................            342,149           341,052
Retained earnings ..........................................................            446,053           461,139
Accumulated other comprehensive income (loss), net of taxes:
  Net unrealized gains on fixed maturities and equity securities ...........             68,484            26,336
  Minimum pension liability adjustment .....................................            (11,530)          (11,438)
Treasury stock, at cost, 19,341,296 shares .................................           (357,959)         (357,959)
                                                                                ---------------   ---------------
     Total shareholders' equity ............................................            487,257           459,190
                                                                                ---------------   ---------------
       Total liabilities and shareholders' equity ..........................    $     4,842,096   $     4,489,026
                                                                                ===============   ===============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 -----------------------   -----------------------
                                                                    2002         2001         2002         2001
                                                                 ----------   ----------   ----------   ----------
Insurance premiums written
 and contract deposits .......................................   $  232,604   $  224,307   $  662,952   $  650,304
                                                                 ==========   ==========   ==========   ==========

Revenues
  Insurance premiums and
   contract charges earned ...................................   $  155,575   $  155,117   $  465,461   $  457,024
  Net investment income ......................................       47,567       49,867      147,602      148,465
  Realized investment losses .................................      (13,161)      (1,853)     (51,856)      (2,888)
                                                                 ----------   ----------   ----------   ----------

     Total revenues ..........................................      189,981      203,131      561,207      602,601
                                                                 ----------   ----------   ----------   ----------

Benefits, losses and expenses
  Benefits, claims and settlement expenses ...................      112,838      118,805      338,151      361,395
  Interest credited ..........................................       24,527       24,034       73,117       72,351
  Policy acquisition expenses amortized ......................       16,834       14,688       45,760       42,002
  Operating expenses .........................................       32,326       31,064       96,316       87,356
  Amortization of intangible assets ..........................        1,900        2,374        4,577        6,051
  Interest expense ...........................................        2,286        2,314        6,717        7,161
  Restructuring charges ......................................        4,223            -        4,223         (175)
  Debt retirement costs (gains) ..............................         (785)           -        1,531            -
  Litigation charges .........................................            -            -        1,581            -
                                                                 ----------   ----------   ----------   ----------

     Total benefits, losses and expenses .....................      194,149      193,279      571,973      576,141
                                                                 ----------   ----------   ----------   ----------

Income (loss) before income taxes ............................       (4,168)       9,852      (10,766)      26,460
Income tax expense (benefit) .................................       (4,717)       2,064       (8,552)       6,900
Adjustment to the provision for prior years' taxes ...........            -       (1,269)           -       (1,269)
                                                                 ----------   ----------   ----------   ----------

Net income (loss) ............................................   $      549   $    9,057   $   (2,214)  $   20,829
                                                                 ==========   ==========   ==========   ==========

Net income (loss) per share
  Basic ......................................................   $     0.02   $     0.22   $    (0.05)  $     0.51
                                                                 ==========   ==========   ==========   ==========
  Diluted ....................................................   $     0.02   $     0.22   $    (0.05)  $     0.51
                                                                 ==========   ==========   ==========   ==========

Weighted average number of shares
 and equivalent shares (in thousands)
    Basic ....................................................       40,850       40,659       40,823       40,579
    Diluted ..................................................       41,025       40,977       41,153       40,834

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                                ------------------------
                                                                                   2002          2001
                                                                                ----------    ----------
Common stock
  Beginning balance ........................................................    $       60    $       60
  Options exercised, 2002, 107,410 shares;
   2001, 188,575 shares ....................................................             -             -
  Conversion of Director Stock Plan units,
   2002, 10,284 shares; 2001, 10,293 shares ................................             -             -
                                                                                ----------    ----------
  Ending balance ...........................................................            60            60
                                                                                ----------    ----------

Additional paid-in capital
  Beginning balance ........................................................       341,052       338,243
  Options exercised and conversion of
   Director Stock Plan units ...............................................         2,185         3,494
  Catastrophe-linked equity put option premium .............................        (1,088)         (713)
                                                                                ----------    ----------
  Ending balance ...........................................................       342,149       341,024
                                                                                ----------    ----------

Retained earnings
  Beginning balance ........................................................       461,139       452,624
  Net income (loss) ........................................................        (2,214)       20,829
  Cash dividends, 2002, $0.315 per share;
   2001, $0.315 per share ..................................................       (12,872)      (12,793)
                                                                                ----------    ----------
  Ending balance ...........................................................       446,053       460,660
                                                                                ----------    ----------

Accumulated other comprehensive income (loss), net of taxes:
  Beginning balance ........................................................        14,898        (4,975)
   Change in net unrealized gains (losses) on
    fixed maturities and equity securities .................................        42,148        44,529
   Increase in minimum pension liability adjustment ........................           (92)            -
                                                                                ----------    ----------
  Ending balance ...........................................................        56,954        39,554
                                                                                ----------    ----------

Treasury stock, at cost
  Beginning and ending balance,
   2002 and 2001, 19,341,296 shares ........................................      (357,959)     (357,959)
                                                                                ----------    ----------

Shareholders' equity at end of period ......................................    $  487,257    $  483,339
                                                                                ==========    ==========
Comprehensive income (loss)
  Net income (loss) ........................................................    $   (2,214)   $   20,829
  Other comprehensive income (loss), net of taxes:
    Change in net unrealized gains (losses)
     on fixed maturities and equity securities .............................        42,148        44,529
    Increase in minimum pension liability adjustment .......................           (92)            -
                                                                                ----------    ----------
        Other comprehensive income .........................................        42,056        44,529
                                                                                ----------    ----------
          Total ............................................................    $   39,842    $   65,358
                                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                                 -----------------------   -----------------------
                                                                    2002         2001         2002         2001
                                                                 ----------   ----------   ----------   ----------
Cash flows from operating activities
  Premiums collected .........................................   $  165,743   $  162,778   $  496,005   $  479,236
  Policyholder benefits paid .................................     (114,529)    (121,159)    (354,698)    (361,194)
  Policy acquisition and
   other operating expenses paid .............................      (51,385)     (51,201)    (156,587)    (143,301)
  Federal income taxes paid ..................................            -            -      (10,850)           -
  Investment income collected ................................       50,237       52,238      151,697      146,837
  Interest expense paid ......................................       (1,801)      (3,318)      (7,058)      (7,472)
  Contribution to defined benefit
   pension plan trust fund ...................................       (7,455)           -       (7,910)           -
  Other ......................................................        4,643         (321)       1,682       (1,475)
                                                                 ----------   ----------   ----------   ----------

     Net cash provided by operating activities ...............       45,453       39,017      112,281      112,631
                                                                 ----------   ----------   ----------   ----------

Cash flows used in investing activities
  Fixed maturities
     Purchases ...............................................     (286,535)    (180,745)  (1,137,965)    (869,133)
     Sales ...................................................       98,900       92,405      782,718      563,337
     Maturities ..............................................      162,795       79,835      262,009      216,751
  Net cash used for short-term
   and other investments .....................................      (28,999)     (22,031)     (90,071)     (14,945)
                                                                 ----------   ----------   ----------   ----------

     Net cash used in investing activities ...................      (53,839)     (30,536)    (183,309)    (103,990)
                                                                 ----------   ----------   ----------   ----------

Cash flows provided by (used in) financing activities
  Dividends paid to shareholders .............................       (4,293)      (4,275)     (12,872)     (12,793)
  Principal repayments on Bank Credit Facility ...............            -            -      (53,000)           -
  Exercise of stock options ..................................           69        2,530        2,185        3,494
  Catastrophe-linked equity put option premium ...............         (150)        (238)      (1,088)        (713)
  Proceeds from issuance of Convertible Notes ................            -            -      163,013            -
  Repurchase of Senior Notes and Convertible Notes ...........      (23,803)           -      (80,744)           -
  Annuity contracts, variable and fixed
     Deposits ................................................       61,804       54,213      190,243      174,862
     Maturities and withdrawals ..............................      (45,525)     (42,149)    (132,419)    (136,028)
     Net transfer from (to) variable annuity assets ..........       10,896      (12,114)     (23,308)     (31,239)
  Net decrease in life policy account balances ...............       (1,442)      (1,563)      (4,893)      (3,849)
                                                                 ----------   ----------   ----------   ----------

     Net cash provided by (used in)
      financing activities ...................................       (2,444)      (3,596)      47,117       (6,266)
                                                                 ----------   ----------   ----------   ----------

Net increase (decrease) in cash ..............................      (10,830)       4,885      (23,911)       2,375

Cash at beginning of period ..................................       20,858       18,631       33,939       21,141
                                                                 ----------   ----------   ----------   ----------

Cash at end of period ........................................   $   10,028   $   23,516   $   10,028   $   23,516
                                                                 ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2002 and December 31, 2001 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three and nine months ended September 30, 2002 and 2001.

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

     The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     Subsequent to filing the Form 10-Q for the period ended June 30, 2002, the Company determined that redundant reserves had been inadvertently established on certain life insurance policies. To ensure comparability between quarterly periods, the reduction in life segment reserves, equal to $1,470, $956 or $0.02 per share after tax, has been reflected as an adjustment to benefits, claims and settlement expenses and income for the nine months ended September 30, 2002 and was not reflected in results for the three months ended September 30, 2002.

Note 2 - Restructuring Charges

     Restructuring charges were incurred and separately identified in the Statements of Operations for the nine months ended September 30, 2002 and for the years ended December 31, 2001 and 2000.

   Restructure of Property and Casualty Claims Operations

     In July 2002, the Company recorded restructuring charges of $4,223 pretax ($2,745, or $0.07 per share, after tax) reflecting the decision to restructure its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service by consolidating claims office locations throughout the United States into 6 offices compared to the current 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers. The Company expects that these claims actions will have a positive impact on earnings in 2003 and beyond. In addition to the cost efficiencies anticipated from the new claims environment, the restructuring is expected to have a favorable impact on automobile and homeowners claim severity.

     Approximately 135 employees with management, professional and clerical responsibilities will be impacted by the office consolidations. Charges for employee termination costs represent severance, vacation buy-out and related payroll taxes. The impact of accelerated retirements on the Company's defined benefit pension plan has been included in the restructuring charge.

     The following table provides information about the charges taken in July 2002, payment activity during the three months ended September 30, 2002, and the balance of accrued amounts at September 30, 2002.

                                                                  Original                   Reserve at
                                                                   Pretax                   September 30,
                                                                   Charge      Payments        2002
                                                                 ----------   ----------   -------------
Charges to earnings:
  Employee termination costs .................................   $    2,542   $      224   $       2,318
  Additional defined benefit pension plan costs ..............        1,179            -           1,179
  Termination of lease agreements ............................          502            -             502
                                                                 ----------   ----------   -------------
     Total ...................................................   $    4,223   $      224   $       3,999
                                                                 ==========   ==========   =============

   Massachusetts Automobile Business

     In October 2001, the Company recorded restructuring charges of $7,290 pretax ($4,738, or $0.12 per share, after tax) reflecting a change in the Company's presence in the Massachusetts automobile market. On October 18, 2001, Horace Mann announced that it had formed a marketing alliance with an unaffiliated company, The Commerce Group, Inc. ("Commerce"), for the sale of automobile insurance in the state of Massachusetts. Through this alliance, and by January 1, 2002, Horace Mann's agents are authorized to offer Massachusetts customers automobile insurance policies written by Commerce. Horace Mann continues to write its other products in Massachusetts, including property and life insurance and retirement annuities.

     The Company's Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 did not reflect any accrued amounts due to the restructure of its Massachusetts automobile business.

     The Company expects that this transaction will have a positive impact on operating income of approximately $0.10 per share in 2003 and beyond. The improvement in 2002 earnings will be somewhat less reflecting the run-off of current policies in force. The Company plans to utilize the benefits of this transaction to invest in its marketing, customer service and technology infrastructures. The Company's Massachusetts automobile business represented premiums written and earned of approximately $19,000 and $27,000 for the nine months ended September 30, 2001 and the twelve months ended December 31, 2001, respectively. In 2002, premiums written for the voluntary portion of this business have been reduced to zero, and premiums earned will be reduced significantly throughout the year reflecting run-off of the policies in force at December 31, 2001. For the full year 2001, claims and settlement expenses in Massachusetts for voluntary automobile business were $9,137 and for involuntary residual market business were $11,455. Claims and settlement expenses in 2002 will reflect run-off of the business and a decline in exposure to loss with expiration of all of the policies written by the Company by December 31, 2002.

   Printing Services, Group Insurance and Credit Union Marketing Operations

     In November 2001, the Company recorded restructuring charges of $450 pretax ($293, less than $0.01 per share, after tax) reflecting the decision to close its on site printing services operations based on a cost benefit analysis. Employee termination costs, for termination of 13 individuals by December 31, 2001, which represented severance, vacation buy-out and related payroll taxes, represented $409 of the total charge. The eliminated positions encompass management, technical and clerical responsibilities. The remaining $41 of charges was attributable primarily to the write-off of equipment related to this function.

     In December 2000, the Company recorded restructuring charges of $2,236 pretax ($1,453, or $0.04 per share, after tax) reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. The Company believes that those changes will improve business results and more closely align these functions with the Company's strategic direction. Employee termination costs, for termination of an estimated 50 individuals, represented severance, vacation buy-out and related payroll taxes. The eliminated positions encompass management, professional and clerical responsibilities. By December 31, 2001, 39 individuals had been terminated with two additional terminations scheduled to occur after September 30, 2002. Termination of lease agreements represented office space used by the credit union marketing group. The remaining charge was attributable primarily to the write-off of software related to these two areas.

     The following table provides information about the components of the charges taken in December 2001 and 2000, the balance of accrued amounts at December 31, 2001 and September 30, 2002, and payment activity during the nine months ended September 30, 2002.

                                           Original     Reserve at                  Reserve at
                                            Pretax     December 31,                September 30,
                                            Charge         2001       Payments         2002
                                          ----------   ------------  ----------   -------------
Charges to earnings:
  Printing Services Operations
    Employee termination costs .........  $      409   $        396  $      303   $          93
    Write-off of equipment .............          41              -           -               -
                                          ----------   ------------  ----------   -------------
         Subtotal ......................         450            396         303              93
                                          ----------   ------------  ----------   -------------
  Group Insurance and
   Credit Union Marketing Operations
    Employee termination costs .........       1,827            636         298             338
    Termination of lease agreements ....         285              -           -               -
    Write-off of capitalized software ..         106              -           -               -
    Other ..............................          18              -           -               -
                                          ----------   ------------  ----------   -------------
         Subtotal ......................       2,236            636         298             338
                                          ----------   ------------  ----------   -------------
           Total .......................  $    2,686   $      1,032  $      601   $         431
                                          ==========   ============  ==========   =============

Note 3 - Debt

     Indebtedness outstanding was as follows:

                                                                                     September 30,       December 31,
                                                                                         2002               2001
                                                                                    ---------------    ---------------
     Short-term debt:
       Bank Credit Facility .....................................................   $             -    $        53,000
     Long-term debt:
       1.425% Senior Convertible Notes, due May 14,
        2032. Aggregate principal amount of
        $313,500 less unaccrued discount of
        $164,588 (3.0% imputed rate) ............................................           148,912                  -
       6 5/8% Senior Notes, due January 15, 2006.
        Aggregate principal amount of $38,850 and
        $100,000 less unaccrued discount of $76
        and $233 (6.7% imputed rate) ............................................            38,774             99,767
                                                                                    ---------------    ---------------
            Total ...............................................................   $       187,686    $       152,767
                                                                                    ===============    ===============

   Credit Agreement with Financial Institutions ("Bank Credit Facility")

     On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25,000, with a provision that allows the commitment amount to be increased to $35,000 (the "Current Bank Credit Facility"). The Current Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. No amounts had been borrowed under the Current Bank Credit Facility and no balance was outstanding at September 30, 2002. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee which was 0.20% on an annual basis at September 30, 2002. An amendment to the previous Bank Credit Agreement was made prior to December 31, 2001, which extended the maturity from December 31, 2001 to June 30, 2002. The previous Bank Credit Agreement was terminated when the Company entered into the Current Bank Credit Facility. The $53,000 balance outstanding under the previous Bank Credit Agreement was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes as described below.

   1.425% Senior Convertible Notes ("Convertible Notes")

     On May 14, 2002, the Company issued $353,500 aggregate principal amount of 1.425% senior convertible notes due in 2032 at a discount of 52.5% resulting in an effective yield of 3.0%. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Convertible Notes was declared effective on November 4, 2002. At a meeting held on September 10 and 11, 2002, the Company's Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Convertible Notes. As of September 30, 2002, the net proceeds from the sale of the Convertible Notes have been used to (1) repay the balance outstanding under the previous Bank Credit Agreement,
(2) repurchase a portion of the outstanding Senior Notes, as described below, and (3) repurchase $40,000 aggregate principal amount, $19,000 carrying value, of the outstanding Convertible Notes at an aggregate cost of $17,115. The remaining proceeds will be used for general corporate purposes and potentially to further reduce corporate indebtedness.

     Interest on the Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Convertible Note. The contingent cash interest payable per Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period.

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

   6 5/8% Senior Notes ("Senior Notes")

     In May and September 2002, the Company repurchased $61,150 aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. The aggregate cost of the repurchases was $63,526.

   Debt Retirement Charges

     The repurchases of the Convertible Notes and Senior Notes resulted in a pretax charge to income for the nine months ended September 30, 2002 of $1,531, which equated to $995 or $0.03 per share after tax.

Note 4 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

                                         Percent of
                                       Carrying Value              September 30, 2002
                                 ---------------------------   -------------------------
   Rating of Fixed               September 30,   December 31,   Carrying      Amortized
   Maturity Securities(1)            2002            2001         Value         Cost
   ----------------------        -------------   -----------   -----------   -----------
     AAA ................                 40.6%         36.7%  $ 1,175,340   $ 1,117,734
     AA .................                  6.7           6.3       193,368       178,560
     A ..................                 23.0          20.8       666,885       621,787
     BBB ................                 25.4          31.6       737,384       733,560
     BB .................                  2.0           1.5        57,117        63,393
     B ..................                  1.3           2.1        38,753        42,267
     CCC or lower .......                  0.8           0.8        22,211        22,115
     Not rated(2) .......                  0.2           0.2         4,491         4,604
                                 -------------   -----------   -----------   -----------
        Total ...........                100.0%        100.0%  $ 2,895,549   $ 2,784,020
                                 =============   ===========   ===========   ===========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $1 of publicly traded securities not currently rated by S&P or Moody's and $4,490 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners ("NAIC") has rated 91.7% of these private placements as investment grade.

     The following table presents a maturity schedule of the Company's fixed maturity securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Percent               Carrying
                                                      of Total                Value
                                           ----------------------------   -------------
                                           September 30,   December 31,   September 30,
     Scheduled Maturity                         2002           2001          2002
     -----------------------------------   -------------   ------------   -------------
     Due in 1 year or less .............             5.9%           4.0%  $     170,895
     Due after 1 year through 5 years ..            25.0           23.0         724,841
     Due after 5 years through 10 years             31.2           29.9         904,608
     Due after 10 years through 20 years            12.2           14.8         351,711
     Due after 20 years ................            25.7           28.3         743,494
                                           -------------   ------------   -------------
       Total ...........................           100.0%         100.0%  $   2,895,549
                                           =============   ============   =============

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

     The Company reviews the fair value of the entire investment portfolio on a monthly basis. This review, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in market value, (3) stock price trend of the issuer, (4) market leadership position of the issuer, (5) debt ratings of the issuer and (6) cash flows of the issuer are all considered in the impairment assessment. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period. In 2002, as a result of these reviews, the Company recorded pretax impairment charges of $9,876, $28,111 and $12,917 for the three months ended March 31, June 30 and September 30, respectively.

     Management believes that there may be further investment impairments during the remainder of 2002 if current economic and financial conditions persist. At September 30, 2002, the Company's investment portfolio had fixed income securities issued by 26 communications companies (comprised of the telecommunications and cable sectors) with an amortized cost of $192,000 and an after-tax unrealized loss of approximately $7,000.

     The Company loans fixed income securities to third parties, primarily major brokerage firms. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and, therefore, reports them as fixed maturity securities in the Consolidated Balance Sheets.

     All of the cash collateral received related to these transactions is invested in short-term investments and reported in the Company's Consolidated Balance Sheets as "Short-term Investments, Loaned Securities Collateral." A corresponding liability is recorded for the obligation to return the collateral as required by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" and reported in the Company's Consolidated Balance Sheets as "Liability for Securities Lending Agreements." The carrying amounts of these short-term investments approximate fair value. As of September 30, 2002 and December 31, 2001, the fair value of collateral held as short-term investments, loaned securities collateral was $443,815 and $98,369, respectively. These short-term lending arrangements generally increase investment income with minimal investment risk.

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

     The allocation of goodwill by segment was as follows:

                                           Balance as of
                                          January 1, 2002
                                       and September 30, 2002
                                       ----------------------
     Annuity ......................    $               28,025
     Life .........................                     9,911
     Property and casualty ........                     9,460
                                       ----------------------
       Total ......................    $               47,396
                                       ======================

     Net income (loss) and net income (loss) per share exclusive of goodwill amortization expense for the three and nine months ended September 30, 2002 and 2001 were as follows:

                                             Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                            -------------------   ----------------------
                                             2002        2001       2002        2001
                                            -------   ---------   ---------   ----------
     Reported net income (loss) ........    $   549   $   9,057   $  (2,214)  $   20,829
     Add back:  Goodwill amortization ..          -         405           -        1,214
                                            -------   ---------   ---------   ----------
       Adjusted net income (loss) ......    $   549   $   9,462   $  (2,214)  $   22,043
                                            =======   =========   =========   ==========

     Reported net income (loss)
      per share-basic ..................    $  0.02   $    0.22   $   (0.05)  $     0.51
     Add back:  Goodwill amortization ..          -        0.01           -         0.03
                                            -------   ---------   ---------   ----------
       Adjusted net income (loss)
          per share-basic ..............    $  0.02   $    0.23   $   (0.05)        0.54
                                            =======   =========   =========   ==========

     Reported net income (loss)
      per share-diluted ................    $  0.02   $    0.22   $   (0.05)  $     0.51
     Add back:  Goodwill amortization ..          -        0.01           -         0.03
                                            -------   ---------   ---------   ----------
       Adjusted net income (loss)
        per share-diluted ..............    $  0.02   $    0.23   $   (0.05)  $     0.54
                                            =======   =========   =========   ==========

     Net income and net income per share exclusive of goodwill amortization expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                      Year Ended December 31,
                                                  -------------------------------
                                                    2001        2000       1999
                                                  --------    --------   --------
     Reported net income ......................   $ 25,587    $ 20,841   $ 44,505
     Add back:  Goodwill amortization .........      1,618       1,618      1,618
                                                  --------    --------   --------
       Adjusted net income ....................   $ 27,205    $ 22,459   $ 46,123
                                                  ========    ========   ========

     Reported net income per share-basic ......   $   0.63    $   0.51   $   1.08
     Add back:  Goodwill amortization .........       0.04        0.04       0.04
                                                  --------    --------   --------
       Adjusted net income per share-basic ....   $   0.67    $   0.55   $   1.12
                                                  ========    ========   ========

     Reported net income per share-diluted ....   $   0.63    $   0.51   $   1.07
     Add back:  Goodwill amortization .........       0.04        0.04       0.04
                                                  --------    --------   --------
       Adjusted net income per share-diluted ..   $   0.67    $   0.55   $   1.11
                                                  ========    ========   ========

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

     The balances of value of acquired insurance in force by segment at September 30, 2002 and December 31, 2001 were as follows:

                                      September 30, 2002                     December 31, 2001
                              -----------------------------------   -----------------------------------
                                           Accumulated     Net                  Accumulated      Net
                                 Cost     Amortization   Balance      Cost      Amortization   Balance
                              ---------   ------------   --------   ---------   ------------   --------
     Value of acquired
      insurance in force
          Life ............   $  48,746   $     39,465   $  9,281   $  48,746   $     38,151   $ 10,595
          Annuity .........      87,553         62,510     25,043      87,553         59,247     28,306
                              ---------   ------------   --------   ---------   ------------   --------
            Subtotal ......   $ 136,299   $    101,975     34,324   $ 136,299   $     97,398     38,901
                              =========   ============   --------   =========   ============   --------
          Impact of
           unrealized gains
           and losses .....                                (1,217)                                 (508)
                                                         --------                              --------
              Total .......                              $ 33,107                              $ 38,393
                                                         ========                              ========

     Scheduled amortization of the December 31, 2001 balances of value of acquired insurance in force by segment over the next five years is as follows:

                                                                      Year Ended December 31,
                                                         -----------------------------------------------
                                                          2002      2003       2004      2005      2006
                                                         -------   -------   -------   -------   -------
     Scheduled amortization of:
      Value of acquired insurance in force
        Life...........................................  $ 1,726   $ 1,625   $ 1,537   $ 1,460   $ 1,394
        Annuity........................................    3,779     3,785     3,917     4,037     4,140
                                                         -------   -------   -------   -------   -------
            Total......................................  $ 5,505   $ 5,410   $ 5,454   $ 5,497   $ 5,534
                                                         =======   =======   =======   =======   =======

Note 6 - Shareholders' Equity

   Share Repurchase Programs

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Since early 1997, 8,165,100 shares, or 17% of the shares outstanding on December 31, 1996, have been repurchased at an aggregate cost of $203,657, equal to an average cost of $24.94 per share. Including shares repurchased in 1995, the Company has repurchased 33% of the shares outstanding on December 31, 1994. The repurchase of shares was financed through use of cash and, when necessary, its Bank Credit Facility. However, the Company has not utilized its Bank Credit Facility for share repurchases since the second quarter of 1999. As of September 30, 2002, $96,343 remained authorized for future share repurchases.

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

                                                  Ceded to    Assumed
                                        Gross       Other     from State
                                        Amount    Companies   Facilities     Net
                                      ---------   ---------   ----------   -------
     Three months ended
      September 30, 2002
      ------------------
     Premiums written
      and contract deposits .......   $ 233,656   $   5,009   $    3,957   $ 232,604
     Premiums and contract
      charges earned ..............     159,180       7,662        4,057     155,575
     Benefits, claims and
      settlement expenses .........     115,740       6,150        3,248     112,838

     Three months ended
      September 30, 2001
      ------------------
     Premiums written
      and contract deposits .......   $ 225,899   $   7,499   $    5,907   $ 224,307
     Premiums and contract
      charges earned ..............     156,722       7,471        5,866     155,117
     Benefits, claims and
      settlement expenses .........     120,651       6,086        4,240     118,805

     Nine months ended
      September 30, 2002
      ------------------
     Premiums written
      and contract deposits .......   $ 668,708   $  14,603   $    8,847   $ 662,952
     Premiums and contract
      charges earned ..............     480,321      25,530       10,670     465,461
     Benefits, claims and
      settlement expenses .........     351,754      24,740       11,137     338,151

     Nine months ended
      September 30, 2001
      ------------------
     Premiums written
      and contract deposits .......   $ 657,133   $  20,474   $   13,645   $ 650,304
     Premiums and contract
      charges earned ..............     463,869      20,745       13,900     457,024
     Benefits, claims and
      settlement expenses .........     362,699      15,247       13,943     361,395

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

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, the equity put coverage of $75,000 provides a source of capital for up to $115,000 of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement is effective only for the last eight months of the year. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215,000 after recording the first triggering event; (ii) the Company's total debt as a percentage of capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at September 30, 2002.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. The Company also reinsures each property loss above a retention of $250 up to $2,500, including catastrophe losses that in the aggregate are less than the retention levels above.

     The maximum individual life insurance risk retained by the Company is $200 on any individual life and a maximum of $125 is retained on each group life policy. Excess amounts are reinsured.

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

                                                                   Three Months Ended     Nine Months Ended
                                                                     September 30,          September 30,
                                                                ---------------------   ---------------------
                                                                  2002         2001       2002        2001
                                                                ---------   ---------   ---------   ---------
Insurance premiums and contract charges earned
   Property and casualty....................................    $ 130,051   $ 128,841   $ 386,706   $ 376,941
   Annuity..................................................        3,487       3,834      10,907      11,353
   Life.....................................................       22,357      22,763      68,814      69,690
   Intersegment eliminations................................         (320)       (321)       (966)       (960)
                                                                ---------   ---------   ---------   ---------
     Total..................................................    $ 155,575   $ 155,117   $ 465,461   $ 457,024
                                                                =========   =========   =========   =========
Net investment income
  Property and casualty.....................................    $   8,030   $   9,453   $  26,399   $  27,636
  Annuity...................................................       26,281      26,920      81,192      80,416
  Life......................................................       13,364      13,836      40,563      41,364
  Corporate and other.......................................          185          15         330          90
  Intersegment eliminations.................................         (293)       (357)       (882)     (1,041)
                                                                ---------   ---------   ---------   ---------
     Total..................................................    $  47,567   $  49,867   $ 147,602   $ 148,465
                                                                =========   =========   =========   =========
Net income (loss)
 Operating income (loss)
  Property and casualty.....................................    $   5,577   $   1,920   $  16,016   $     115
  Annuity...................................................        3,082       5,413      12,273      14,823
  Life......................................................        4,401       3,911      13,552      13,236
  Corporate and other, including interest expense...........       (1,722)     (2,252)     (5,581)     (6,851)
                                                                ---------   ---------   ---------   ---------
     Total operating income.................................       11,338       8,992      36,260      21,323
  Realized investment losses, after tax.....................       (8,554)     (1,204)    (33,706)     (1,877)
  Restructuring charges, after tax..........................       (2,745)          -      (2,745)        114
  Debt retirement gains (costs), after tax..................          510           -        (995)          -
  Litigation charges, after tax.............................            -           -      (1,028)          -
  Adjustment to the provision for prior years' taxes........            -       1,269           -       1,269
                                                                ---------   ---------   ---------   ---------
     Total..................................................    $     549   $   9,057   $  (2,214)  $  20,829
                                                                =========   =========   =========   =========
Amortization of intangible assets
 Value of acquired insurance in force
  Annuity...................................................    $   1,468   $   1,508   $   3,263   $   3,434
  Life......................................................          432         461       1,314       1,403
                                                                ---------   ---------   ---------   ---------
     Subtotal...............................................        1,900       1,969       4,577       4,837
 Goodwill (See Note 5)......................................            -         405           -       1,214
                                                                ---------   ---------   ---------   ---------
     Total..................................................    $   1,900   $   2,374   $   4,577   $   6,051
                                                                =========   =========   =========   =========

                                                                                 September 30,   December 31,
                                                                                    2002            2001
                                                                                 -------------   ------------
Assets
  Property and casualty...................................................       $    786,206    $    738,638
  Annuity.................................................................          2,808,483       2,674,524
  Life....................................................................          1,161,860       1,007,345
  Corporate and other.....................................................            121,689         105,215
  Intersegment eliminations...............................................            (36,142)        (36,696)
                                                                                 -------------   ------------
    Total.................................................................       $  4,842,096    $  4,489,026
                                                                                 =============   ============

                                       20

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

FORWARD-LOOKING INFORMATION

     Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of future events or the Company's future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

   . Changes in the composition of the Company's assets and liabilities through acquisitions or divestitures.
   . Fluctuations in the market value of securities within the Company's investment portfolio due to credit issues and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company's defined benefit pension plan assets and the related after-tax effect on the Company's operating expenses, shareholders' equity and total capital.
   . Prevailing interest rate levels, including the impact of interest rates on
     (i) unrealized gains and losses in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital and (ii) the book yield of the Company's investment portfolio.
   . Defaults on interest or dividend payments in the Company's investment portfolio due to credit issues and the resulting impact on investment income.
   . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness or repurchase shares of the Company's outstanding common stock.
   . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms, the ability of the Company to maintain a favorable catastrophe reinsurance program, and the collectibility of reinsurance receivables.
   . Future property and casualty loss experience and its impact on estimated claims and claim adjustment expenses for losses occurring in prior years.
   . The cyclicality of the insurance industry.
   . Business risks inherent in the Company's restructuring of its property and casualty claims operation.
   . The risk related to the Company's dated and complex information systems, which are more prone to error than advanced technology systems.
   . The Company's ability to develop and expand its agency force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.
   . The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make estimates and assumptions based on information available at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's assets, liabilities, shareholders' equity and net income (loss). Certain accounting estimates are particularly sensitive because of their significance to the Company's financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgements at the time the financial statements were prepared. For the Company, the areas most subject to significant management judgements include: reserves for property and casualty claims and claim settlement expenses, reserves for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force, valuation of investments and valuation of assets and liabilities related to the defined benefit pension plan. Additional information regarding the accounting policies for each of these areas is provided within the relevant topics in "Results of Operations," as well as in the Notes to Consolidated Financial Statements in the Company's Annual Report for 2001 on Form 10-K.

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

     During the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. New compensation and evaluation systems were implemented during 2001 to improve the performance of the Company's agents and agency managers. The Company has begun targeting high-priority geographic markets with cross-functional staff teams. New approaches to customer service are being developed and tested that will free agents to spend more time selling. Additional distribution options are being initiated to capitalize fully on the value of the Company's payroll deduction slots in schools across the country. And, the Company intends to increase its use of technology to improve the efficiency of its agency force and its administrative operations.

RESULTS OF OPERATIONS

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                    Nine Months Ended      Growth Over
                                                       September 30,        Prior Year
                                                    -----------------   -----------------
                                                     2002       2001    Percent   Amount
                                                    -------   -------   -------   -------
     Automobile and property (voluntary) ........   $ 382.1   $ 371.7       2.8%  $  10.4
       Excluding Massachusetts automobile .......     382.1     358.3       6.6%     23.8
       Massachusetts automobile .................         -      13.4    -100.0%    (13.4)
     Annuity deposits ...........................     190.2     174.9       8.7%     15.3
     Life .......................................      81.5      86.1      -5.3%     (4.6)
                                                    -------   -------             -------
              Subtotal - core lines .............     653.8     632.7       3.3%     21.1
              Subtotal - core lines, excluding
                Massachusetts automobile ........     653.8     619.3       5.6%     34.5
     Involuntary and other property & casualty ..       9.2      17.6     -47.7%     (8.4)
          Excluding Massachusetts
           automobile ...........................       7.8      11.8     -33.9%     (4.0)
          Massachusetts automobile ..............       1.4       5.8     -75.9%     (4.4)
                                                    -------   -------             -------
              Total .............................   $ 663.0   $ 650.3       2.0%  $  12.7
                                                    =======   =======             =======
              Total, excluding Massachusetts
               automobile .......................   $ 661.6   $ 631.1       4.8%  $  30.5
                                                    =======   =======             =======

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                  Nine Months Ended      Growth Over
                                                    September 30,        Prior Year
                                                  -----------------   -----------------
                                                    2002     2001     Percent   Amount
                                                  -------   -------   -------   -------
     Automobile and property (voluntary) ......   $ 376.7   $ 361.0       4.3%  $  15.7
       Excluding Massachusetts automobile .....     367.4     347.9       5.6%     19.5
       Massachusetts automobile ...............       9.3      13.1     -29.0%     (3.8)
     Annuity ..................................      10.9      11.4      -4.4%     (0.5)
     Life .....................................      67.8      68.7      -1.3%     (0.9)
                                                  -------   -------             -------
            Subtotal - core lines .............     455.4     441.1       3.2%     14.3
            Subtotal - core lines, excluding
              Massachusetts automobile ........     446.1     428.0       4.2%     18.1
     Involuntary and other
       property & casualty ....................      10.1      15.9     -36.5%     (5.8)
          Excluding Massachusetts
           automobile .........................       5.1       9.7     -47.4%     (4.6)
          Massachusetts automobile ............       5.0       6.2     -19.4%     (1.2)
                                                  -------   -------             -------
            Total .............................   $ 465.5   $ 457.0       1.9%  $   8.5
                                                  =======   =======             =======
            Total, excluding Massachusetts
             automobile .......................   $ 451.2   $ 437.7       3.1%  $  13.5
                                                  =======   =======             =======

     As previously disclosed, the Company restructured its presence in the Massachusetts automobile market and ceased writing automobile insurance policies in that state on December 31, 2001. Through a marketing alliance with an unaffiliated company, The Commerce Group, Inc. ("Commerce"), the Company's agents are authorized to offer Massachusetts customers automobile insurance policies written by Commerce. Horace Mann continues to write its other products in Massachusetts, including retirement annuities and property and life insurance.

     Premiums written and contract deposits for the Company's core lines increased 5.6% compared to the prior year, excluding Massachusetts voluntary automobile premiums written in the first nine months of 2001. The growth resulted from continued strong gains in the annuity segment and rate increases in the property and automobile lines. Voluntary property and casualty business, a component of the Company's core lines, represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines.

     Average agent productivity for all lines of business combined increased 9.5% compared to a year earlier and has increased 56.5% compared to the first nine months of 2000. Recent improvements in agent retention as well as a 20.1% increase in new hires for the first nine months of 2002 resulted in growth in the total agent count of 1.9%, compared to the same period last year. The growth in agent count represents the first 12-month gain since June 1999. Management anticipates ending 2002 with approximately 920 agents. At September 30, 2002, the Company's exclusive agency force totaled 869. Of those, 357 were in their first 24 months with the Company, an increase of 24.4%, compared to September 30, 2001. The number of experienced agents in the agency force, 512, was down 9.5% at September 30, 2002, compared to a year earlier, due primarily to terminations of less-productive agents over the prior 12 months. This, and the strong improvement in productivity levels of agents hired in the last 12 months, has driven the increase in average agent productivity. Average agent productivity is measured as new sales premiums per the average number of agents for the period.

     In 2001, the Company modified its agent compensation and reward structure in order to provide an incentive for agent performance that is more closely aligned with the Company's objectives. The revised structure continues the historical focus on profitability but places a greater emphasis on individual agent productivity, new premium growth, growth in educator and cross-sold business, and business retention. The Company's agency manager compensation structure was similarly modified, and the agency management team was strengthened through the promotions of several of the Company's most experienced and capable agents. The number of new agents hired during 2001 was comparable to the prior period and the number of new hires for the first nine months of 2002 was higher than a year earlier, in spite of the Company's implementation of more stringent agent selection criteria to improve agent productivity and retention. The new compensation plan for agency managers became effective January 1, 2001. The new compensation plan for all agents was implemented on August 1, 2001, and there were approximately 800 agents at the time of implementation. Also in 2001, the Company implemented enhanced agent training programs to help new agents achieve production targets more rapidly and help experienced agents sharpen and strengthen their skills. The Company also began providing agents with additional tools and support programs to help them make a successful transition to their new role under the Company's Value Proposition. Management believes these actions, along with other strategic initiatives, will continue to have a positive impact on agent productivity in the future.

     In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates to be effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau has voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau would have an adverse impact of approximately $350 million for the insurance industry. Following the April 2002 effective date, this issue negatively impacted the Company's earned premiums and pretax income by $0.9 million for the nine months ended September 30, 2002. The Company's full year earned premiums are expected to be negatively impacted by approximately $2 million and $3 million in 2002 and 2003, respectively, as a result of this dispute over 2002 rates. In addition, the difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders. A similar dispute between the Commissioner and the Bureau is also in process regarding 2003 rates, which may have a further adverse impact on 2003 results.

     Growth in total voluntary automobile and homeowners premium written was 6.6% for the first nine months of 2002, excluding Massachusetts voluntary automobile written premiums of $13.4 million from the prior year. The average premium written per policy increased for both automobile and homeowners insurance, compared to a year earlier. Voluntary automobile insurance premium written, excluding Massachusetts, increased 6.8% ($17.9 million) compared to the first nine months of 2001, and homeowners premium increased 6.2% ($5.9 million). The property and casualty increase in premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up 6% for voluntary automobile and 12% for homeowners, compared to a year earlier, while the average earned premium increased 6% for voluntary automobile and 11% for homeowners. As of September 30, 2002, approved rate increases for the Company's automobile and homeowners business were 6% and 22%, respectively. The Company's competitors have taken similar rate increases as well. Over the prior 12 months and excluding a 17,000 unit decrease in Massachusetts, automobile units were equal to last year. Homeowners units were 8,000 less than both 12 months earlier and December 31, 2001 reflecting planned reductions. At September 30, 2002, there were 579,000 voluntary automobile and 284,000 homeowners policies in force for a total of 863,000, including 6,000 Massachusetts voluntary automobile units which will run off over the remaining months of 2002.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 87%, 1 percentage point lower than the 12 months ended September 30, 2001, reflecting the anticipated reductions in homeowners policies in force and the aggressive pricing and underwriting actions implemented during the period. The Company plans additional rate increases in the remainder of 2002 and beyond, with primary emphasis on the homeowners line, which are expected to have a continued adverse impact on retention of homeowners policies in force. The Company has implemented tiered rating systems for automobile and homeowners business based on customers' credit ratings, which management expects will have a positive impact on both loss ratios and business growth in the educator market. Tiered rating, together with price increases implemented and planned, are expected to return the Company to rate adequacy, with average premium growth keeping pace with average loss experience over time. For 2002, the Company is targeting combined ratios of approximately 100% for voluntary automobile and 105% for homeowners, as a result of the impact of rate actions coupled with other initiatives described under "Results of Operations -- Benefits, Claims and Settlement Expenses."

     Involuntary property and casualty business includes allocations of business from state mandatory insurance facilities and assigned risk business. The decline in premiums written for involuntary and other property and casualty was primarily attributable to a decrease in state mandatory automobile insurance facility business assumed in the first nine months of 2002, compared to the same period last year.

     Growth in annuity contract deposits for the nine months ended September 30, 2002 reflected new business growth and better retention of existing business. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that helps them assist educator customers in selecting the best retirement investment programs for their individual needs and circumstances. The fourth quarter of 2000 was the first full quarter with the expanded investment options in place.

     Compared to the first nine months of 2001, new annuity deposits increased 8.7%, reflecting an 11.6% increase in scheduled deposits received and a 4.0% increase in single premium and rollover deposits. New deposits to fixed annuities were 16.8%, or $14.7 million, higher than in the first nine months of 2001, and new deposits to variable annuities increased 0.7%, or $0.6 million, compared to a year ago. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed annuity option to the variable mutual fund investment options over 3-month, 6-month or 12-month periods.

     In January 2002, the Company announced that it had been selected as one of four providers of fixed and variable annuities to Chicago, Illinois, public school employees. Beginning April 1, 2002, the Company is partnering with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster business growth in the annuity segment. The Chicago Public Schools is the third-largest school district in the United States of America. For the six months ended September 30, 2002, approximately 1,500 new flexible premium contracts were sold through this partnership representing over $7 million in contract deposits on an annual basis, $2.1 million of which were received since this effort began on April 1.

     Variable annuity accumulated funds on deposit at September 30, 2002 were $0.8 billion, $32.6 million less than a year earlier, a 3.8% decrease including the impact of financial market values. Variable annuity accumulated deposit retention improved 1.7 percentage points over the 12 months to 92.5%, reflecting ongoing improvement following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed annuity cash value retention for the 12 months ended September 30, 2002 was 94.1%, 1.9 percentage points better than the same period last year. Fixed annuity accumulated cash value was $1.5 billion at September 30, 2002, $91.2 million, or 6.6% more than a year earlier. The number of annuity contracts outstanding increased 5.9%, or 8,000 contracts, compared to September 30, 2001.

     In 2000, the Company took actions to increase the variable annuity options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the nine months ended September 30, 2002, the amount of variable annuity surrenders was 7% lower than for the same period last year. The amount of fixed annuity surrenders also decreased 7% compared to the first nine months of 2001.

     For the nine months ended September 30, 2002, annuity segment contract charges earned decreased 4.4%, or $0.5 million, compared to the same period last year. Improvements in retention of variable and fixed accumulated values, as described above, resulted in a decline in surrender fees earned. In the current period, declines in market valuations also negatively impacted fees earned on variable annuity balances.

     Life segment premiums and contract deposits for the first nine months of 2002 were 5.3% lower than a year earlier, due to a decrease in both new business and interest-sensitive life product deposits. The life insurance in force lapse ratio was 9.4% for the twelve months ended September 30, 2002, compared to 8.5% for the same period last year. The lapse ratio for the term portion of the business was comparable to the prior year, while the lapse ratio for the whole life portion of the business increased. The increase in the overall lapse ratio also reflects a shift in the mix of business toward a greater proportion of term insurance.

    Net Investment Income

     Pretax investment income of $147.6 million for the first nine months of 2002 decreased 0.6%, or $0.9 million, (0.8%, or $0.8 million, after tax) compared to the prior year due primarily to investment credit issues and a decline in the portfolio yield which offset growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 5.1% over the past 12 months. The average pretax yield on the investment portfolio was 6.8% (4.5% after tax) for the first nine months of 2002, compared to a pretax yield of 7.2% (4.8% after tax) last year. Looking to the last quarter of 2002, investment income will continue to be under pressure due to investment credit issues, described under "Results of Operations -- Realized Investment Gains and Losses" below, and current reinvestment returns available.

    Realized Investment Gains and Losses

     Net realized investment losses were $51.9 million and $2.9 million for the nine months ended September 30, 2002 and 2001, respectively. In the third quarter of 2002, $13.2 million of realized investment losses were recorded, in large part from the impairment of fixed income securities issued by companies in the communications sector, primarily Qwest Communications International Inc. and the NTL companies. By September 30, 2002, the Company had sold all of its holdings of securities issued by WorldCom, Inc. In the second quarter of 2002, $41.3 million of realized investment losses were recorded, which included a loss of $19.4 million related to the sale and impairment of securities issued by WorldCom, Inc. Additionally, impairment losses of $21.2 million were recognized in the second quarter of 2002, relating primarily to holdings of fixed income securities of other companies in the communications sector. The first quarter of 2002 included impairment charges of $9.9 million related to fixed income securities issued by two telecommunications companies and a realized investment loss of $2.0 million from the Company's sale of all of its holdings in securities issued by Kmart Corporation. Partially offsetting these losses for the nine months were gains realized from ongoing investment portfolio management activity. The net realized losses in 2001 primarily resulted from the sale, for credit reasons, of three fixed income securities and the impairment of one fixed income security, which were only partially offset by the first quarter full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages.

     Management believes that there may be further investment impairments during the remainder of 2002 if current economic and financial conditions persist. At September 30, 2002, the Company's investment portfolio had fixed income securities issued by 26 communications companies (comprised of the telecommunications and cable sectors) with an amortized cost of $192 million and an after-tax unrealized loss of approximately $7 million. Subsequent weakening of market conditions within the telecommunications or cable sectors or subsequent adverse changes in a specific issuer's credit quality could result in additional impairments.

     The Company's methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security not impaired at acquisition, or if the Company does not have the ability or intent to hold a security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the market value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to cost relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

     The Company reviews the fair value of the entire investment portfolio on a monthly basis. This review, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in market value, (3) stock price trend of the issuer, (4) market leadership position of the issuer, (5) debt ratings of the issuer and (6) cash flows of the issuer are all considered in the impairment assessment. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period.

     The securities impaired in the third quarter of 2002, including some increases to previously recorded impairments, included seven communications companies (Qwest, NTL, Charter Communications, International Cabletel, Telewest, Diamond Cable, and IGC Holdings) and one energy company (Mirant). The securities impaired in the second quarter of 2002 included four telecommunications companies (WorldCom, partial sale of Qwest, Western Wireless, and American Tower) and three cable companies (Adelphia, Century Communications, and Telewest). Petrozuata Finance, which had declined in value due to political risk associated with Venezuela, was also impaired in the second quarter of 2002. In each of the periods, these securities were marked to market, and the write-downs were recorded as realized capital losses in the Statement of Operations. These impairments were deemed to be other-than-temporary for one or more of the following reasons: the recovery of full market value was not likely, the issuer defaulted or was likely to default due to the need to restructure its debt, or the Company had an intent to sell the security in the near future.

     The decline in value below cost is not assumed to be other than temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and where management has no positive current intent on selling and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that the intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company's intent or ability to hold a fixed maturity investment with a continuous material unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other than temporary impairment is performed. An other than temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 59, "Accounting for Non-Current Marketable Equity Securities," Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and related guidance.

     At September 30, 2002, the Company's diversified fixed maturity portfolio consisted of 1,098 investment positions and totaled approximately $2.9 billion in carrying value. The portfolio is 96% investment grade, based on market value, with an average quality rating of A+. At September 30, 2002, the portfolio had approximately $46 million pretax of total gross unrealized losses related to 171 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at September 30, 2002, including the length of time that the securities have continuously been in an unrealized loss position.

        Investment Positions With Unrealized Losses Segmented by Quality
                    and Period of Continuous Unrealized Loss
                            As Of September 30, 2002

                                           Number of                   Cost or        Pretax
                                           Positions       Fair       Amortized     Unrealized
                                        (Actual Count)     Value        Cost           Loss
                                        --------------   ---------   -----------   ------------
     Investment Grade
       6 Months or less ...............               41   $   174.9   $     185.1   $      (10.2)
       7 through 12 months ............               27        98.9         106.2           (7.3)
       13 through 24 months ...........                6        31.0          35.7           (4.7)
       25 through 36 months ...........                3        11.4          11.5           (0.1)
       37 through 48 months ...........               10        45.8          51.8           (6.0)
       Greater than 48 months .........                1         2.4           2.4               *
                                          --------------   ---------   -----------   ------------
         Total ........................               88   $   364.4   $     392.7   $      (28.3)
                                          ==============   =========   ===========   ============

     Non-investment Grade
       6 Months or less ...............               46   $    57.1   $      63.6   $       (6.5)
       7 through 12 months ............               18        19.1          22.5           (3.4)
       13 through 24 months ...........                8         5.5           6.8           (1.3)
       25 through 36 months ...........                -           -             -              -
       37 through 48 months ...........                8        19.2          21.8           (2.6)
       Greater than 48 months .........                2        13.8          17.9           (4.1)
                                          --------------   ---------   -----------   ------------
         Total ........................               82   $   114.7   $     132.6   $      (17.9)
                                          ==============   =========   ===========   ============

     Not Rated
       6 Months or less ...............                -   $       -   $        -    $          -
       7 through 12 months ............                1           -           0.1           (0.1)
       13 through 24 months ...........                -           -             -              -
       25 through 36 months ...........                -           -             -              -
       37 through 48 months ...........                -           -             -              -
       Greater than 48 months .........                -           -             -              -
                                          --------------   ---------   -----------   ------------
         Total ........................                1   $       -   $       0.1   $       (0.1)
                                          ==============   =========   ===========   ============

           Grand Total ................              171   $   479.1   $     525.4   $      (46.3)
                                          ==============   =========   ===========   ============

----------
       *   Less than $0.1 million

       Of the securities with unrealized losses, four issuers had pretax unrealized losses greater than $2 million and were trading below 80% of book value at September 30, 2002. These issuers are Tyco International Group (unrealized loss $2.6 million), Telus Corporation (unrealized loss $2.0 million), Royal Caribbean Cruises Ltd. (unrealized loss $2.5 million), and El Paso Corporation subsidiaries (Coastal Corp. unrealized loss $2.3 million and Southern Natural Gas unrealized loss $1.4 million). The Company views these decreases in value as being temporary and expect recovery in market value and continued payments under the terms of the securities.

     Historically, the Company's investment guidelines have limited single corporate issuer exposure to 1% of invested assets. Based on current financial market conditions, the Company has revised its guidelines to limit the single corporate issuer exposure to 4.0% (after tax) of shareholders' equity for "AA" or "AAA" rated securities, 2.5% (after tax) of shareholders' equity for "A" rated securities, 2.0% (after tax) of shareholders' equity for "BBB" rated securities, and 1.0% (after tax) of shareholders' equity for non-investment grade securities. The change in the investment guidelines became effective in the third quarter of 2002 for new purchases of securities. It is anticipated that the existing portfolio will be brought into compliance with the new guidelines by the end of 2003. Additional sub-sector limitations were also developed as part of the revised guidelines.

      Benefits, Claims and Settlement Expenses

                                                                Nine Months Ended                  Growth Over
                                                                  September 30,                     Prior Year
                                                            -------------------------        ------------------------
                                                              2002             2001          Percent           Amount
                                                            --------         --------        -------         --------
     Property and casualty...............................   $  305.7         $  328.7           -7.0%        $  (23.0)
     Annuity.............................................        1.9             (0.5)                            2.4
     Life................................................       30.6             33.2           -7.8%            (2.6)
                                                            --------         --------                        --------
       Total.............................................   $  338.2         $  361.4           -6.4%        $  (23.2)
                                                            ========         ========                        ========

     Property and casualty statutory loss ratio:
        Before catastrophe losses......................         78.0%            84.3%                           -6.3%
        After catastrophe losses.......................         79.6%            87.2%                           -7.6%
        Impact of litigation charges (a)...............          0.4%               -                             0.4%

----------
     (a) Under statutory accounting practices, the $1.6 million litigation charge is reflected in property and casualty claims and settlement expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as litigation charges in the Corporate and Other segment.

     In the first nine months of 2002, the Company's benefits, claims and settlement expenses reflected improvements in both the voluntary automobile and the homeowners loss ratios, excluding catastrophe losses and the impact of litigation charges, as a result of favorable weather, loss containment initiatives and the favorable impact of the Company's restructuring of its Massachusetts automobile business. The continued emergence of favorable property and casualty current accident year loss trends was partially offset by adverse development in prior years' reserves, as described below. In the first nine months of 2001, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and by a high level of non-catastrophe weather-related losses.

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. Adjustments may be required as information develops which varies from experience, provides additional data or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made.

     Excluding the $1.6 million provision for the costs of resolving class action lawsuits related to diminished value brought against the Company, net strengthening of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $7.0 million for the first nine months of 2002, primarily related to loss adjustment expense and educator excess professional liability reserves, compared to reserve strengthening of $11.1 million for the same period in 2001. Total reserves for property and casualty claims occurring in prior years, including involuntary business and the $1.6 million provision in 2002 for class action litigation, were strengthened $8.8 million in the current period, compared to $11.8 million for the nine months ended September 30, 2001. The reserve strengthening in 2001 was recorded primarily in the three months ended June 30. The Company's property and casualty net reserves were $273.2 million and $274.6 million at September 30, 2002 and 2001, respectively.

     The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year using comparable procedures for each period. Trends of reported losses (paid amounts and case reserves) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves twice a year - at June 30 and December 31.

     As discussed in the 2000 and 2001 Form 10-Ks as previously filed, the net reserve strengthening in the fourth quarter of 2000 was related to a reduction of ceded reserves and an increase in reserves for the automobile line of business. The changes in the recorded amounts were based on analyses, which were impacted by recent adverse claims emergence. Specifically with regard to the reduction of ceded reserves, prior to the fourth quarter of 2000, the Company analyzed ceded reserves related to four states' mandatory automobile facility business on an aggregate basis. As a result of unanticipated adverse ceded reserve development throughout the second and third quarters of 2000, additional analysis was performed which isolated differing claims emergence patterns in the Massachusetts automobile facility business, which was growing as a percentage of total facility business, as compared to the other three states. Based on this disaggregated analysis, the Company concluded that additional reserves were required. In addition, during the second and third quarters of 2000 the Company noted increases in paid severities in excess of the original expectations in its direct voluntary automobile line of business. The Company continued to monitor such severity trends until such time as the Company believed that they were sufficiently credible to require adjustment to the Company's loss and loss expense reserve projections. As a result, the Company revised its loss projections in the fourth quarter of 2000 to give greater weight to the increasing trend of loss severities.

     In 2001, the Company continued to review its loss reserving methodologies and loss trend analyses including more detailed analyses of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. The nature of the adverse trends in the second and fourth quarters of 2001 that caused the Company to increase reserves consisted primarily of the following: (1) an increase in the frequency and severity of educators excess professional liability claims; (2) the utilization of selected ultimate subrogation recoverables that were not trending with actual recoveries; and (3) the utilization of selected ultimate loss ratios in establishing reserves for ceded voluntary automobile excess liability claims and ceded Massachusetts involuntary automobile reserves that were not trending with actual results.

     The assumptions used by the Company prior to the change in estimate at December 31, 2001 as they relate to items (2) and (3) above were based on selected ultimate loss ratios that were approximately 30 percentage points higher than the actual results of the second and fourth quarters of 2001. Based upon the subsequent emergence of claims experience, estimates were revised and assumptions were changed to lower the selected ultimate loss ratios in the ceded business.

     In the third quarter of 2002, the Company increased its reserves for prior accident years primarily related to allocated loss adjustment expenses for the voluntary automobile and homeowners lines and losses for the educator excess professional liability product. The Company had noted increases in paid losses and loss adjustment expenses for prior accident years in these lines during the first and second quarters of 2002 and continued to monitor such adverse trends until such time as the Company believed that they were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its loss projections in the third quarter of 2002, incorporating the higher paid loss and loss adjustment expense trends.

     At the time each of the reserve analyses were performed, the Company believed that each estimate was based upon sound and correct methodology and such methodology was appropriately applied and that there were no trends which indicated the likelihood of future strengthenings.

     As a result of the above activities in 2000, 2001, and 2002, the resulting net reserve strengthening was considered to be a change in estimate, which resulted from new information and subsequent developments from prior reporting periods and therefore, from better insight and judgment. The net reserve strengthening did not result from a mathematical mistake, a mistake in the application of accounting principles, or from oversight or misuse of facts that existed at the time the financial statements were prepared. The financial impact of the net reserve strengthening was therefore accounted for in the period that the change was determined, rather than adjusting prior period financial statements.

     The following table quantifies the amount of third quarter 2002, second quarter 2001 and fourth quarter 2000 reserve strengthening/(favorable development) for each line of business and the accident years to which the re-estimates relate:

                                                                                                           Other
                                                                            Voluntary       Total        Property &
                                                              Total        Automobile      Property       Casualty
                                                            ---------      ----------      --------      ----------
     Three months ended September 30, 2002
     -------------------------------------
     Accident Years:
       2001............................................     $     7.6      $      4.4      $    1.2      $      2.0
       2000............................................          (3.3)           (2.9)         (0.2)           (0.2)
       1999 & Prior....................................           2.0             2.5           0.1            (0.6)
                                                            ---------      ----------      --------      ----------
          Total........................................     $     6.3      $      4.0      $    1.1      $      1.2
                                                            =========      ==========      ========      ==========

     Three months ended June 30, 2001
     --------------------------------
     Accident Years:
       2000............................................     $     1.6      $     (0.7)     $    0.7      $      1.6
       1999............................................           3.7             3.1             -             0.6
       1998 & Prior....................................           5.7             2.3             -             3.4
                                                            ---------      ----------      --------      ----------
          Total........................................     $    11.0      $      4.7      $    0.7      $      5.6
                                                            =========      ==========      ========      ==========

     Three months ended December 31, 2000
     ------------------------------------
     Accident Years:
       1999............................................     $     5.5      $      3.6      $   (0.1)     $      2.0
       1998............................................           6.4             6.0           0.4               -
       1997 & Prior....................................          12.8            12.8           1.8            (1.8)
                                                            ---------      ----------      --------      ----------
          Total........................................     $    24.7      $     22.4      $    2.1      $      0.2
                                                            =========      ==========      =========     ==========

     Non-catastrophe weather-related losses in the first and second quarters of 2001 were notably greater than historical experience, and the third quarter of 2001 reflected additional development related to these events. The statutory non-catastrophe property loss ratio by quarter and for the full years 2001, 2000 and 1999 was as follows:

                                                              2002            2001           2000           1999
                                                            ---------      ----------      --------      ----------
     Non-catastrophe property loss ratio for the:
          Quarter ended March 31.........................        78.5%           85.1%         79.0%          81.9%
          Quarter ended June 30..........................        75.4%           99.4%         91.4%          72.8%
          Quarter ended September 30.....................        83.7%           99.7%         82.8%          78.1%
          Quarter ended December 31......................                        82.8%         80.7%          53.3%

          Year ended December 31.........................                        91.5%         83.4%          71.0%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. The Company's actions have had a positive impact on the property loss ratio in the first nine months of 2002, accompanied by an expected decline in homeowners policies in force. Management expects that the full impact of these changes will be realized later in 2002 and beyond. In light of experience and competitive actions in 2001, the Company is continuing to aggressively increase homeowners rates. The Company has also initiated further tightening of underwriting guidelines, expanded reunderwriting of existing policies, implemented coverage and policy form restrictions in all states where permitted, and limited new homeowners business to educators in certain areas. In addition, due to the claims experience in the fourth quarter of 2001, the Company is conducting a program to reinspect a significant portion of its property book of business. The Company also is strengthening its homeowners policies' contract language to further protect the Company against water damage and mold claims. The Company has also begun the process of redesigning its claim handling procedures in order to better control loss costs. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     In July 2002, the Company announced the restructuring of its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service by consolidating claims office locations throughout the United States into 6 offices compared to the current 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers. In addition to the cost efficiencies anticipated from the new claims environment, the restructuring is expected to have a favorable impact on automobile and homeowners claim severity. The process of consolidating the offices and hiring new staff in the six remaining locations is on schedule, with completion expected by the end of 2002. Installation and implementation of the new claims administration system, including related process changes, is also on schedule for the planned conversion in the second quarter of 2003.

     For the first nine months of 2002, incurred catastrophe losses for all lines were $6.0 million, compared to $10.8 million for the same period last year. Incurred catastrophe losses in the first nine months of 2001 included a net benefit of $1.4 million due to favorable development of reserves for 2000 catastrophe losses.

     The voluntary automobile loss ratio excluding catastrophe losses was 76.1% for the first nine months of 2002, including 0.6 percentage points due to the aforementioned class action lawsuits, compared to 77.9% for the same period last year. The increase in average voluntary automobile premium per policy in the first nine months of 2002 exceeded the increase in average current accident year loss costs, as accident frequencies trended lower and severities increased only modestly.

     The annuity benefits in the first nine months of 2002 primarily represented mortality charges for annuity contracts on payout status. In addition, the guaranteed minimum death benefit ("GMDB") reserve on variable annuity contracts was increased $0.7 million in the nine months ended September 30, 2002, as a result of fluctuations in the financial markets. The annuity benefits of $(0.5) million recorded in the first nine months of 2001 were comprised of three components: (1) current period mortality experience on annuity contracts on payout status, (2) a GMDB reserve on variable annuity contracts of $1.1 million established in the third quarter of 2001 as a result of fluctuations in the financial markets, and (3) a release of reserves for supplementary contracts, resulting from a systems conversion, recorded in the third quarter of 2001.

     At September 30, 2002, under accounting principles generally accepted in the United States of America, the GMDB reserve was $1.0 million. The comparable reserve under statutory accounting practices was $1.9 million. The Company has a relatively low exposure to GMDB because approximately 25% of contract values have no guarantee; approximately 70% have only a return of premium guarantee; and approximately 5% have a guarantee of premium at an annual interest of 3% to 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $140 million at September 30, 2002. Regarding the sensitivity of the GMDB reserve to market fluctuations, an approximation for the impact on the GMDB is: for each 1 point of negative/positive market performance for the underlying mutual funds of the Company's variable annuities, the GMDB reserve would increase/decrease less than $0.1 million.

     Life mortality experience in the current period was comparable to a year earlier.

     Subsequent to filing the Form 10-Q for the period ended June 30, 2002, the Company determined that redundant reserves had been inadvertently established on certain life insurance policies. To ensure comparability between the quarterly periods, the reduction in life segment reserves, equal to $1.5 million, has been reflected as an adjustment to the year-to-date 2002 results and was not reflected in third quarter of 2002.

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

     As disclosed in the Company's Annual Report on Form 10-K for 2001, early in that year management discovered some deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remedy of this issue. The deficiencies in the testing procedures were identified and corrected. Such a problem is not uncommon in the life insurance industry and is expected to be cured using Internal Revenue Service ("IRS") procedures that have been established specifically to address this type of situation. The Company recorded $2.0 million of policyholder benefits in the Corporate and Other segment in the fourth quarter of 2001, as well as $1.0 million of operating expense, which represented the Company's current best estimate of the costs to the Company to resolve these problems. In the second and third quarters of 2002, management further refined its analysis and confirmed that the charge recorded in the fourth quarter of 2001 continues to be its best estimate of the costs to the Company to resolve these problems. In October 2002, the Company filed documents with the IRS under the established procedures.

     As a result of the tax status issue described above, the complexity of the Company's product underlying the policies in question, and the complexity of administering that product and other life products offered by the Company, management is re-evaluating its life product portfolio and related administrative system.

   Interest Credited to Policyholders

                                                             Nine Months Ended     Growth Over
                                                               September 30,        Prior Year
                                                             -----------------   ----------------
                                                                2002     2001    Percent   Amount
                                                             -------   -------   -------   ------
     Annuity.............................................    $  50.8   $  50.9      -0.2%  $ (0.1)
     Life................................................       22.3      21.5       3.7%     0.8
                                                             -------   -------             ------
        Total.............................................   $  73.1   $  72.4       1.0%  $  0.7
                                                             =======   =======             ======

     The fixed annuity average annual interest rate credited decreased to 4.8% for the nine months ended September 30, 2002, compared to 5.1% for the same period last year. Nearly offsetting the decline in the rate credited, the average accumulated fixed deposits increased 5.6% for the first nine months of 2002, compared to the same period in 2001. Life insurance interest credited increased as a result of continued growth in interest-sensitive life insurance reserves.

   Operating Expenses

     For the first nine months of 2002, operating expenses increased $9.1 million, or 10.4%, compared to last year. The higher level of company-wide expense was due predominantly to increased employee benefits costs, including transition costs related to changes in the Company's pension plan, and reduced employee incentive compensation expenses in 2001. Excluding these factors, operating expenses for the two periods were approximately equal. The increase in these company-wide expenses impacted each of the Company's insurance segments.

     In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, are currently estimated to be approximately $6.5 million for each of the full years 2002 and 2003, largely as a result of settlement accounting provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions, and the impact of declines in the market value of the pension plan's assets. The 2002 and 2003 cost estimates were recently increased due to an updated review of the assumptions, particularly the market value of the plan's assets and anticipated lump sum distributions. Management believes that it has adopted realistic assumptions for investment returns, discount rates and mortality. To the extent that actual experience differs from the Company's assumptions, further adjustments may be required with the effects of these adjustments charged or credited to income and/or shareholders' equity for the period in which the adjustments are made. The plan freeze in 2002 is anticipated to reduce the Company's pension expense by approximately $3 million per year beginning in 2004.

     The Company's policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In the first nine months of 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believes to be appropriate in light of the current volatility in the financial markets. For the defined benefit pension plan, investments have been set aside in a trust fund.

     The total corporate expense ratio on a statutory accounting basis, excluding restructuring charges, was 24.2% for the nine months ended September 30, 2002, 1.3 percentage points higher than the same period in 2001, reflecting the expense items discussed above. The property and casualty statutory expense ratio, the 19th lowest of the 100 largest property and casualty insurance groups for 2001 (the most recent industry ranking available), was 23.7% for the nine months ended September 30, 2002, compared to 20.5% last year. The increase in the property and casualty statutory expense ratio primarily reflected (1) severance and other charges related to the restructure of the property and casualty claims operation, (2) the property and casualty segment's portion of the increase in company-wide operating expenses and (3) an increase in automobile new business commissions.

   Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first nine months of 2002, the combined amortization of policy acquisition expenses and intangible assets was $50.4 million, compared to the $48.1 million recorded for the same period in 2001.

     Amortization of intangible assets decreased to $4.6 million for the nine months ended September 30, 2002, compared to $6.1 million for the same period in 2001. The decline primarily reflected the elimination of amortization of goodwill as the result of the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill was $1.2 million and $1.6 million for the nine months ended September 30, 2001 and the year ended December 31, 2001, respectively. In addition, the September 2002 valuation of annuity value of business acquired in the 1989 acquisition of the Company ("Annuity VIF") resulted in an increase in amortization of $0.5 million and $0.4 million scheduled for the three and nine months, respectively. The increase in amortization was due to lower than expected market performance, partially offset by the impact of realized investment losses.

     Policy acquisition expenses amortized for the nine months ended September 30, 2002 of $45.8 million were $3.8 million more than the same period last year primarily related to the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months). The increase in amortization for the property and casualty segment was partially offset by a $0.1 million reduction in amortization for the annuity and life segments combined as a result of the current year valuation. The favorable impact of realized investment losses in the valuation was nearly offset by lower than expected market performance in the annuity segment. The current year valuation reduced amortization $0.9 million for the life segment, while there were no amortization adjustments in the prior year. For the annuity segment, the current year valuation increased amortization $0.8 million, compared to an increase of $0.5 million for the same period last year.

     Policy acquisition costs, consisting of commissions, premium taxes and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"), are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance, business surrender/lapse rates and the impact of realized investment gains and losses. For the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a 10% reversion to the mean approach with a maximum rate of 12%. At September 30, 2002, capitalized annuity policy acquisition costs and the Annuity VIF asset represented approximately 4% of the total annuity accumulated cash value. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. With regard to market performance assumptions for the underlying mutual funds of the Company's variable annuities, a 1% deviation from the targeted market performance would impact amortization between $0.1 million and $0.2 million depending on the magnitude and direction of the deviation.

   Income Tax Expense

     The effective income tax rate on income (loss), including realized investment gains and losses and non-recurring items, was a benefit of 79.6% for the nine months ended September 30, 2002. In 2001, excluding the benefit related to the Company's dispute with the Internal Revenue Service regarding tax years 1994 through 1997, the effective income tax rate was 26.4%.

     In the third quarter of 2002, income taxes were reduced $1.6 million due to an updated estimate of the current year tax rate. This benefit was reflected in both net income and operating income. Income from investments in tax-advantaged securities reduced the effective income tax rate 24.4 and 11.1 percentage points for the nine months ended September 30, 2002, and 2001, respectively. While the amount of income from tax-advantaged securities in the current year was slightly less than in the first nine months of 2001, the reduced level of income before income taxes in the current period resulted in this having a more significant impact on the effective income tax rate.

     The effective income tax rate on operating income, as defined below, before income taxes was 25.1% for the nine months ended September 30, 2002, compared to the effective income tax rate of 26.9% on the same basis for the prior year.

   Operating Income

     The Company defines operating income as net income before the after-tax impact of realized investment gains and losses and non-recurring items. Non-recurring items in 2002 included restructuring charges, debt retirement costs and class action litigation charges. For the first nine months of 2001, non-recurring items included an adjustment to the provision for prior years' taxes and a restructuring reserve adjustment.

     For the first nine months of 2002, operating income benefited from mild weather; improved property and casualty loss trends for the 2002 accident year, strengthened by the impact of rate increases on earned premiums; and the Company's restructuring of its Massachusetts automobile business. These positive prior year comparisons in the Company's property and casualty segment were partially offset in the third quarter of 2002 by adverse development of prior years' reserves. For the first nine months of 2002, prior years' reserve strengthening was somewhat less than in the comparable period in 2001. Operating income in 2002 was also adversely impacted by (1) decreases in investment income due to investment credit issues, (2) tightening margins on variable annuities resulting from declining market valuations, and (3) higher company-wide operating expenses resulting primarily from transition costs related to changes in the Company's retirement plans and lower employee incentive compensation in 2001. In addition, operating income in 2002 benefited from a $1.6 million reduction in federal income taxes, due to an updated estimate of the current year tax rate, and also from the January 1, 2002 discontinuance of goodwill amortization.

     Consistent with previous indications, at the time of this Report on Form 10-Q management anticipates that 2002 full year operating income will be at the lower end of its original guidance range of $1.15 to $1.25 per share, due to earnings pressure caused by the recent turmoil in the financial markets. As was experienced in the third quarter of 2002, in the fourth quarter of 2002 management anticipates a lower level of investment income, due to investment credit issues, and tightening margins on variable annuities resulting from declining market valuations. As described throughout this discussion of Results of Operations, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate.

     Operating income by segment was as follows:

                                                                Nine Months  Ended         Growth Over
                                                                   September 30,            Prior Year
                                                             -----------------------   ---------------------
                                                                2002         2001       Percent      Amount
                                                             ----------   ----------   ----------   --------
     Property & casualty
      Before catastrophe losses ...........................  $     20.0   $      7.2                $   12.8
      Catastrophe losses, after tax .......................        (3.9)        (7.0)                    3.1
                                                             ----------   ----------                --------
        Total including catastrophe losses ................        16.1          0.2                    15.9
     Annuity ..............................................        12.3         14.8        -16.9%      (2.5)
     Life .................................................        13.5         13.2          2.3%       0.3
     Corporate and other expense ..........................        (1.2)        (2.3)                    1.1
     Interest expense, after tax ..........................        (4.4)        (4.6)                    0.2
                                                             ----------   ----------                --------
        Total .............................................  $     36.3   $     21.3         70.4%      15.0
                                                             ==========   ==========                ========
        Total before catastrophe losses ...................  $     40.2   $     28.3         42.0%  $   11.9
                                                             ==========   ==========                ========
     Property and casualty statutory combined ratio:
      Before catastrophe losses ...........................       101.7%       104.8%                   -3.1%
      After catastrophe losses ............................       103.3%       107.7%                   -4.4%
      Expense ratio impact of restructuring charges(a) ....         1.1%           -                     1.1%
      Loss ratio impact of litigation charges(b) ..........         0.4%           -                     0.4%

----------
     (a) Under statutory accounting practices, the $4.2 million restructuring charge is reflected in property and casualty operating expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as restructuring charges in the Corporate and Other segment.
     (b) See footnote (a) on page 31.

     Property and casualty segment operating income of $16.1 million for the first nine months of 2002 increased $15.9 million compared to the same period last year. Excluding the $1.0 million after-tax provision for class action litigation, development of prior years' reserves decreased operating income $4.7 million after tax for the first nine months of 2002, primarily recorded in the three months ended September 30. For the first nine months of 2001, the Company strengthened prior years' reserves by $7.7 million after tax, nearly all recorded in the three months ended June 30. Compared to a year earlier, 2002 property and casualty segment operating income primarily reflected favorable weather, favorable trends in average premium versus loss costs for the 2002 accident year, and benefits from restructuring its Massachusetts automobile business, partially offset by increases in claim adjustment expenses and company-wide operating expenses.

     For the first nine months of 2002, the Company's increase in average voluntary automobile insurance premium per policy exceeded the increase in average current accident year loss costs, as accident frequencies trended lower and severities increased only modestly. The Company has implemented tiered rating systems based on customers' credit ratings for automobile and homeowners business, which management expects will have a positive impact on both loss ratios and business growth for these products in the Company's target market. The Company is continuing to approach the pricing and underwriting of its homeowners products aggressively, to accelerate margin recovery. And, due to homeowners loss experience in the fourth quarter of 2001, the Company identified additional initiatives. Actions include further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, limited coverage of new homeowners business to educators in certain areas, reinspection of the homeowners book of business and redesign of the Company's claim handling procedures. (See also "Results of Operations -- Net Income (Loss).")

     The property and casualty statutory combined ratio was 103.3% for the first nine months of 2002, compared to 107.7% for the same period in 2001. The statutory loss ratio for the segment improved compared to the prior year; however, the statutory expense ratio increased 3.2 percentage points, primarily reflecting 1.1 percentage points due to charges related to the restructure of the claims operation, as well as this segment's portion of the increase in company-wide operating expenses and an increase in automobile new business commissions.

     Annuity segment operating income in the first nine months of 2002 decreased $2.5 million compared to the prior year. Current year income, particularly in the third quarter, was adversely impacted by reductions in investment income due to investment credit issues, reserve increases due to improved mortality of our annuity business in payout status, and the increase in company-wide operating expenses. In addition, valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at September 30, 2002, including lower than expected market appreciation partially offset by the impact of realized investment losses, resulted in an after-tax increase in amortization of $0.8 million for the nine months. Similar valuations a year earlier increased after-tax amortization $0.4 million for the nine months. An increase in reserves for GMDB reduced current year operating income by $0.4 million. The Company's GAAP GMDB reserve was initially established in the third quarter of 2001 resulting in a $0.7 million charge to operating income in that period. Variable annuity fee income for the current period was slightly less than in the first nine months of 2001. Variable annuity accumulated funds on deposit were $0.8 billion at September 30, 2002, $32.6 million, or 3.8%, less than 12 months earlier. Fixed annuity accumulated cash value of $1.5 billion was $91.2 million, or 6.6%, greater than September 30, 2001.

     Life segment operating income increased $0.3 million compared to the first nine months of 2001. Mortality experience on ordinary life business was comparable to the first nine months of 2001. Valuation of life segment deferred acquisition costs at September 30, 2002 resulted in a reduction in amortization of $0.6 million after tax due to the impact of realized investment losses. There were no amortization adjustments in 2001.

     Subsequent to filing the Form 10-Q for the period ended June 30, 2002, the Company determined that redundant reserves had been inadvertently established on certain life insurance policies. To ensure comparability between quarterly periods, the reduction in life segment reserves, equal to $0.9 million after tax, or 2 cents per share, has been reflected as an adjustment to operating income for the nine months ended September 30, 2002 and was not reflected in third quarter 2002 operating income.

     The reduction in the operating loss for the corporate and other segment compared to the first nine months of 2001 primarily reflected the change in accounting, which was effective January 1, 2002, that eliminated goodwill amortization. For the nine months ended September 30, 2001, amortization of goodwill was $1.2 million, or 3 cent per share.

   Net Income (Loss)

                      Net Income (Loss) Per Share, Diluted

                                                                Nine Months Ended            Growth Over
                                                                   September 30,              Prior Year
                                                             -----------------------   -----------------------
                                                                2002         2001        Percent      Amount
                                                             ----------   ----------   ----------   ----------
     Operating income .....................................  $     0.88   $     0.52         69.2%  $     0.36
     Realized investment losses ...........................       (0.81)       (0.04)                    (0.77)
     Restructuring charges ................................       (0.07)           -                     (0.07)
     Debt retirement costs ................................       (0.03)           -                     (0.03)
     Litigation charges ...................................       (0.02)           -                     (0.02)
     Adjustment to the provision for prior
      years' taxes ........................................           -         0.03                     (0.03)
                                                             ----------   ----------                ----------
       Net income (loss) ..................................  $    (0.05)  $     0.51                $    (0.56)
                                                             ==========   ==========                ==========

     Net income (loss), includes net realized investment gains and losses and non-recurring items reflected in the Corporate and Other segment. For the nine months ended September 30, 2002, the Company reported a net loss of $2.2 million, or $0.05 per share, including after-tax realized investment losses of $33.8 million, or $0.81 per share. For the first nine months of 2001, net income was $20.8 million, or $0.51 per share, including after-tax realized investment losses of $1.9 million, or $0.04 per share. After-tax realized investment losses are described in "Results of Operations -- Realized Investment Gains and Losses."

     In addition to the changes in after-tax realized investment losses and operating income, the Company recorded non-recurring items in the first nine months of 2002 and 2001, totaling $(4.7) million after tax, or $(0.12) per share, and $1.4 million after tax, or $0.03 per share, respectively.

     In July 2002, the Company announced the restructuring of its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service by consolidating claims office locations throughout the United States into 6 offices compared to the current 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers. The Company expects that these claims actions will have a positive impact on earnings in 2003 and beyond. In addition to the cost efficiencies anticipated from the new claims environment, the restructuring is expected to have a favorable impact on automobile and homeowners claim severity. Charges of $2.7 million after tax, or $0.07 per share, for employee termination costs, representing severance, vacation buy-out, related payroll taxes and the impact of accelerated retirements on the Company's defined benefit pension plan, and other costs related to the office closures were recorded as a non-operating restructuring charge in the Company's financial statements for the three and nine months ended September 30, 2002. Approximately 135 employees with management, professional and clerical responsibilities will be impacted by the office consolidations.

     In May and September 2002, the Company used a portion of the proceeds from the sale of its Convertible Notes to repay the outstanding balance under the previous Bank Credit Agreement and repurchase $61.2 million of its outstanding Senior Notes and $40.0 million aggregate principal amount, $19.0 million carrying value, of its outstanding Senior Convertible

Notes. The debt retirement resulted in a net after-tax charge of $1.0 million, or $0.03 per share, which was reflected in net income. See also "Liquidity and Financial Resources -- Capital Resources."

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

     In the first nine months of 2001, the Company recorded non-operating federal income tax benefits of $1.3 million, or $0.03 per share, due to resolution of the Company's liability for the 1997 tax year and an after-tax reduction to restructuring reserves of $0.1 million, less than $0.01 per share.

     Return on shareholders' equity was 11% based on operating income and less than 1% based on net income for the 12 months ended September 30, 2002.

LIQUIDITY AND FINANCIAL RESOURCES

   Special Purpose Entities

     At September 30, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

   Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 23% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2002, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC's second largest shareholder with 8% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2002, is the investment advisor for two of the mutual funds offered to the Company's annuity customers.

   Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At September 30, 2002, fixed income securities represented 93.7% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.8% was investment grade and 99.8% was publicly traded. The average quality of the total fixed income portfolio was A+ at September 30, 2002.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.6 years at September 30, 2002 and 5.0 years at December 31, 2001. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

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

     Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2002, net cash provided by operating activities was comparable to the prior year, as improvements from underlying insurance operating activities were offset by (1) an increase in federal income taxes paid in the current year and (2) a contribution to the Company's defined benefit pension plan trust fund of $7.9 million, of which $1.8 million represented the actuarially-determined required minimum amount.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Operating cash flow reflects payments on these leases of approximately $6 million for both the nine months ended September 30, 2002 and 2001. It is anticipated that the Company's payments under operating leases for the full year 2002 will be comparable to prior years' payments of approximately $8 million. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2002 without prior approval are approximately $40 million, of which $5 million had been paid as of September 30, 2002. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

     Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as "available for sale."

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

     In May 2002, the Company issued $353.5 million aggregate principal amount of 1.425% Senior Convertible Notes ("Convertible Notes"), which will mature on May 14, 2032, at a discount of 52.5%. At a meeting held on September 10 and 11, 2002, the Company's Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Convertible Notes. As of September 30, 2002, proceeds from the sale of the Convertible Notes have been used to (1) repay the $53.0 million balance outstanding under the previous Bank Credit Agreement on May 14, 2002, (2) repurchase a total of $61.2 million aggregate principal amount of the Company's outstanding 6 5/8% Senior Notes due January 15, 2006 ("Senior Notes") in May and September 2002 at an aggregate cost of $63.5 million, and (3) repurchase $40.0 million aggregate principal amount, $19.0 million carrying value, of the Company's outstanding Convertible Notes in September 2002 at an aggregate cost of $17.1 million. Subsequently, in October 2002, the Company repurchased an additional $10.3 million aggregate principal amount of its outstanding Senior Notes at an aggregate cost of $11.1 million and $13.0 million aggregate principal amount, $6.2 million carrying value, of its outstanding Convertible Notes at an aggregate cost of $5.7 million. The October 2002 repurchases are not reflected in the September 30, 2002 financial statements. The remaining proceeds will be used for general corporate purposes and potentially to further reduce corporate indebtedness. (See also "Liquidity and Financial Resources -- Capital Resources" for additional description of the Convertible Notes.)

     For the first nine months ended September 30, 2002, receipts from annuity contracts increased 8.7%. Annuity contract maturities and withdrawals decreased $3.6 million, or 2.6%, compared to the same period last year including decreases of 7% in surrenders of both variable and fixed annuities. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuities was 92.5% and 94.1%, respectively, for the 12 month period ended September 30, 2002. Net transfers to variable annuity assets decreased $7.9 million compared to the same period last year.

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Historically, the repurchase of shares was financed through use of cash and, when necessary, its Bank Credit Facility. However, the Company has not utilized its Bank Credit Facility for share repurchases since the second quarter of 1999. As of September 30, 2002, $96.3 million remained authorized for future share repurchases.

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

     The total capital of the Company was $675.0 million at September 30, 2002, including $187.7 million of long-term debt and no short-term debt outstanding. Total debt represented 27.8% of capital (30.9% excluding unrealized investment gains and losses) at September 30, 2002, which exceeded the Company's long-term operating target of approximately 25%. The Company further reduced indebtedness in October 2002 and anticipates reducing its debt to capital ratio to the 25% to 26% range by December 31, 2002.

     Shareholders' equity was $487.3 million at September 30, 2002, including an unrealized gain in the Company's investment portfolio of $68.5 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $600.5 million and $14.70, respectively, at September 30, 2002. Book value per share was $11.93 at September 30, 2002, $10.25 excluding investment fair value adjustments. At September 30, 2001, book value per share was $11.87, $10.88 excluding investment fair value adjustments. The decrease over the 12 months included the effects of realized and unrealized investment losses and an increase in the Company's minimum pension liability recorded at December 31, 2001.

     On May 14, 2002, the Company issued $353.5 million aggregate principal amount of 1.425% senior convertible notes due in 2032 ("Convertible Notes") at a discount of 52.5% resulting in an effective yield of 3.0%. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Convertible Notes was declared effective on November 4, 2002. At a meeting held on September 10 and 11, 2002, the Company's Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Convertible Notes. The net proceeds from the sale of the Convertible Notes have been used to (1) repay the balance outstanding under the previous Bank Credit Agreement, (2) repurchase a portion of the outstanding Senior Notes, as described below, and (3) repurchase $40.0 million aggregate principal amount, $19.0 million carrying value, of the Company's outstanding Convertible Notes in September 2002 at an aggregate cost of $17.1 million. Subsequently, in October 2002, the Company repurchased an additional $10.3 million aggregate principal amount of its outstanding Senior Notes at an aggregate cost of $11.1 million and $13.0 million aggregate principal amount, $6.2 million carrying value, of its outstanding Convertible Notes at an aggregate cost of $5.7 million. The October 2002 repurchases are not reflected in the September 30, 2002 financial statements. The remaining proceeds will be used for general corporate purposes and potentially to further reduce corporate indebtedness.

     Interest on the Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Convertible Note. The contingent cash interest payable per Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period.

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

     The Convertible Notes have an investment grade rating from S&P (BBB+), Moody's (Baa2) and A.M. Best (bbb+). S&P and A.M. Best have indicated the outlook for their rating is "Stable." On July 25, 2002, Moody's affirmed its Baa2 rating, but revised the outlook for the rating to "Negative" from "Stable." This change in outlook was the result of the Company's second quarter 2002 investment losses stemming from the impact on the financial markets from the announced SEC investigation into the accounting practices of WorldCom, Inc. Moody's announcement indicated that material adverse deviations from the Company's expected level of capital growth and earnings could trigger a subsequent ratings downgrade. On September 19, 2002, Fitch confirmed its "A-" debt rating, but revised the outlook for the rating from "Stable" to "Negative."

The September 2002 change in outlook was the result of the second quarter 2002 investment losses described above as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Fitch's announcement indicated that the key expectations for the Company to maintain its existing rating include a return to its long-term financial leverage targets while maintaining its existing NAIC risk-based capital ratios, the continued demonstration of better than industry underwriting performance in the Company's property and casualty subsidiaries and no unexpected deterioration in the Company's asset quality. A material adverse deviation from these expectations could trigger a subsequent ratings downgrade.

     In January 1996, the Company issued $100.0 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. In May and September 2002, the Company repurchased a total of $61.2 million aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time at the Company's option. The Senior Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (BBB+), Fitch, Inc. ("Fitch") (A-), Moody's Investors Service, Inc. ("Moody's") (Baa2), and A.M. Best Company, Inc. ("A.M. Best") (bbb+). S&P and A.M. Best have indicated the outlook for their rating is "Stable." On July 25, 2002, Moody's affirmed its Baa2 rating, but revised the outlook for the rating to "Negative" from "Stable" and on September 19, 2002, Fitch affirmed its A- rating, but revised the outlook for the rating to "Negative" from "Stable", as described above in the paragraph regarding the Convertible Notes. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

     As of December 31, 2001, the Company had short-term debt of $53.0 million outstanding under the previous Bank Credit Agreement. The $53.0 million balance outstanding under the previous Bank Credit Agreement was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Current Bank Credit Facility"). The Current Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. No amounts had been borrowed under the Current Bank Credit Facility and no balance was outstanding at September 30, 2002. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee which was 0.20% on an annual basis at September 30, 2002.

     The Company's ratio of earnings to fixed charges for the nine months ended September 30, 2002 was 0x, reflecting the impact of $51.9 million of pretax realized investment losses recognized during the period, compared to 4.7x for the same period in 2001.

     Total shareholder dividends were $12.9 million for the nine months ended September 30, 2002. In February 2002, May 2002 and August 2002, the Board of Directors announced regular quarterly dividends of $0.105 per share.

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

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, the equity put coverage of $75.0 million provides a source of capital for up to $115.0 million of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement is effective only for the last eight months of the year. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215.0 million after recording the first triggering event; (ii) the Company's total debt as a percentage of capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at September 30, 2002.

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

     At a meeting held on September 10 and 11, 2002, the Company's Board of Directors authorized the Company to enter into new life reinsurance agreements in order to provide additional statutory surplus to the Company's life insurance subsidiaries. No such agreements have been entered into as of the date of this Report on Form 10-Q.

INSURANCE FINANCIAL RATINGS AND IMSA CERTIFICATION

     The Company's principal insurance subsidiaries are rated by various rating agencies. Additional information regarding the rating processes and ratings definitions for each agency is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 in "Business -- Insurance Financial Ratings and IMSA Certification." Each of the ratings below is unchanged from December 31, 2001 with the exception of A.M. Best's rating for the Company's property and casualty subsidiaries and the outlooks of Fitch and Moody's for the Company's financial strength ratings.

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

     Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Fitch, Inc. ("Fitch"). On September 19, 2002, Fitch confirmed its "AA-" financial strength ratings, but revised the outlook for the ratings from "Stable" to "Negative." The September 2002 change in outlook was the result of the second quarter 2002 investment losses described above as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Fitch's announcement indicated that the key expectations for the Company to maintain its existing ratings include a return to its long-term financial leverage targets while maintaining its existing NAIC risk-based capital ratios, the continued demonstration of better than industry underwriting performance in the Company's property and casualty subsidiaries and no unexpected deterioration in the Company's asset quality. A material adverse deviation from these expectations could trigger a subsequent ratings downgrade.

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

     In July 2001, Horace Mann Life Insurance Company, the Company's principal life insurance subsidiary, earned membership in the Insurance Marketplace Standards Association ("IMSA"). HMLIC is an IMSA member for three years, after which it must demonstrate continuous improvement and repeat the self- and independent assessment process to retain its membership. As of September 30, 2002, fewer than 250 companies had earned IMSA membership.

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

INFORMATION SYSTEMS RISK

     The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, over the past two years the Company has enhanced its existing systems and technology infrastructure and begun installing new systems, including a new general ledger and financial reporting system, which is expected to be operational on January 1, 2003. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks.

     For example, subsequent to filing the Form 10-Q for the period ended June 30, 2002, the Company determined that redundant reserves had been inadvertently established on certain life insurance policies. To ensure comparability between the quarterly periods, the reduction in life segment reserves, equal to $1.5 million, $0.9 million or $0.02 per share after tax, has been reflected as an adjustment to the results for the nine months ended September 30, 2002 and was not reflected in results for the three months ended September 30, 2002.

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

   SFAS No. 146

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that such liability be recognized when the liability is incurred. Under EITF No. 94-3, a liability for defined exit costs was recognized at the date of an entity's commitment to an exit plan. Currently, management anticipates that the impact of this statement will not be material.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Form 10-Q.

ITEM 4:   CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5:   OTHER INFORMATION

          In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Horace Mann Educators Corporation has preapproved the continuing provision of certain non-audit services by KPMG LLP, Horace Mann Educators Corporation's independent auditor. Such services consist of audit-related services, primarily related to statutory regulatory requirements and SEC registration statement review services, and non-audit-related services, related to tax consultation and employee compliance affirmations.


          The Audit Committee has determined that the services provided by KPMG LLP under non-audit services are compatible with maintaining the auditor's independence.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.               Description
--------          -----------

(a)  The following items are filed as Exhibits.
     (10) Material contracts:
          10.1 First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002.
     (11) Statement re computation of per share earnings.
     (15) KPMG LLP letter regarding unaudited interim financial information.
     (99) Additional exhibits:
          99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Louis G. Lower II, Chief Executive Officer of Horace Mann Educators Corporation.
          99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Peter H. Heckman, Chief Financial Officer of Horace Mann Educators Corporation.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HORACE MANN EDUCATORS CORPORATION
                                      (Registrant)


Date       November 13, 2002                   /s/ Louis G. Lower II
                                   -----------------------------------------

                                       Louis G. Lower II
                                        President and Chief Executive Officer


Date       November 13, 2002                   /s/ Peter H. Heckman
                                   -----------------------------------------

                                       Peter H. Heckman
                                        Executive Vice President
                                        and Chief Financial Officer


Date       November 13, 2002                   /s/ Bret A. Conklin
                                   -----------------------------------------

                                       Bret A. Conklin
                                        Senior Vice President
                                        and Controller

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Louis G. Lower II, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Horace Mann Educators Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     November 13, 2002                    /s/ Louis G. Lower II
                                   -----------------------------------------

                                       Louis G. Lower II
                                       Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter H. Heckman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Horace Mann Educators Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:        November 13, 2002                 /s/ Peter H. Heckman
                                   -----------------------------------------

                                       Peter H. Heckman
                                       Chief Financial Officer

================================================================================

                        HORACE MANN EDUCATORS CORPORATION

                                    EXHIBITS

                                       To

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2002


                                  VOLUME 1 OF 1

================================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. Management contracts and compensatory plans are indicated by an asterisk(*).

                                  EXHIBIT INDEX

EXHIBIT
 NO.                               DESCRIPTION
--------                           -----------

(10) Material contracts:

     10.1 First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002.

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