Form 10-K
period 2002-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2003-03-27
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------

     Commission file number 1-10890

                        HORACE MANN EDUCATORS CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                       37-0911756
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

1 Horace Mann Plaza, Springfield, Illinois                     62715-0001
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Act). Yes [X] No [ ]

     The aggregate market values of the voting Common Stock held by non-affiliates of the registrant based on the closing prices of the Company's Common Stock on the New York Stock Exchange and the shares outstanding on June 28, 2002 and February 28, 2003 were $762.6 million and $588.0 million, respectively.

     As of February 28, 2003, 42,701,528 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and
Part III Items 10, 11, 12 and 13 of Form 10-K as specified in those Items.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                                      INDEX

Part   Item                                                                              Page
----   ----                                                                              ----
 I      1.    Business................................................................      1
              Forward-looking Information.............................................      1
              Overview and Available Information......................................      1
              History.................................................................      2
              Selected Historical Consolidated Financial Data.........................      3
              Corporate Strategy and Marketing........................................      4
              Property and Casualty Segment...........................................      9
              Annuity Segment.........................................................     17
              Life Segment............................................................     19
              Investments.............................................................     21
              Cash Flow...............................................................     24
              Competition.............................................................     25
              Insurance Financial Ratings.............................................     26
              Regulation..............................................................     28
              Employees...............................................................     31
        2.    Properties..............................................................     31
        3.    Legal Proceedings.......................................................     31
        4.    Submission of Matters to a Vote of Security Holders.....................     31

 II     5.    Market for Registrant's Common Equity and
                Related Stockholder Matters...........................................     32
        6.    Selected Financial Data.................................................     33
        7.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................     33
        7A.   Quantitative and Qualitative Disclosures About Market Risk..............     33
        8.    Consolidated Financial Statements and Supplementary Data................     33
        9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure...................................     33

III     10.   Directors and Executive Officers of the Registrant......................     33
        11.   Executive Compensation..................................................     33
        12.   Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters.......................................     34
        13.   Certain Relationships and Related Transactions..........................     34

 IV     14.   Controls and Procedures.................................................     34
        15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........     34

        Signatures....................................................................     40
        Certifications................................................................     41
        Index to Financial Information................................................    F-1

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

Overview and Available Information

     Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company" or "Horace Mann") is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities in the United States of America ("U.S."). HMEC's principal insurance subsidiaries are Horace Mann Insurance Company ("HMIC"), Teachers Insurance Company ("TIC") and Horace Mann Life Insurance Company ("HMLIC"), each of which is an Illinois corporation, Horace Mann Property & Casualty Insurance Company ("HMPCIC") (formerly Allegiance Insurance Company), a California domiciled company and Horace Mann Lloyds ("HM Lloyds"), domiciled in Texas.

     The Company markets its products primarily to educators and other employees of public schools and their families. The Company's one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that Horace Mann is the largest national multiline insurance company focused on the nation's educators as its primary market.

     The Company sells and services its products primarily through an exclusive sales force of full-time agents employed by the Company and trained to sell multiline products. The Company's agents sell Horace Mann's products and limited additional third-party vendor products authorized by the Company. Many of the Company's agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. Compensation for agents includes an incentive element based upon the profitability of the business they write.

     The Company's insurance premiums written and contract deposits for the year ended December 31, 2002 were $899.3 million and net income was $11.3 million. The Company's total assets were $4.5 billion at December 31, 2002. The property and casualty segment accounted for 58% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2002; the annuity and life insurance segments together accounted for 42% of insurance premiums written and contract deposits for the year ended December 31, 2002 (29% and 13%, respectively).

     The primary products of the Company's property and casualty segment are private passenger automobile and homeowners insurance. In each of the last 5 years, the Company's combined loss and expense ratio for its property and casualty product lines outperformed the total property and casualty industry combined loss and expense ratio, as reported by A.M. Best Company ("A.M. Best"), an independent insurance rating agency. During this period, the

Company's annual combined loss and expense ratio was better than the total property and casualty insurance industry combined loss and expense ratio by an average of approximately 8 percentage points. During the same period of time, the Company's annual combined loss and expense ratio was better than the personal lines insurance industry segment combined loss and expense ratio by an average of approximately 6 percentage points.

     The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company's 403(b) tax-qualified annuities are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,000 public school districts in the U.S. Approximately 60% of the Company's new annuity contract deposits in 2002 were for 403(b) tax-qualified annuities; approximately 75% of accumulated annuity value on deposit as of December 31, 2002 was 403(b) tax-qualified. At December 31, 2002, the accumulated value of all of the Company's annuity contracts (tax and non-tax qualified) was $2.4 billion, representing 147,000 contracts in force. Total accumulated annuity funds on deposit at December 31, 2002 consisted of 36% variable balances and 64% fixed balances. For the 2002 year, 94% of the Company's fixed annuity accumulated cash value remained on deposit, and 92% of the Company's variable annuity accumulated cash value remained on deposit. All annuities issued since 1982, and approximately 79% of all outstanding fixed accumulated cash values, are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn. For the Company, withdrawals of outstanding variable accumulated cash values are limited to amounts less than or equal to the then current market value of such accumulations, minus withdrawal penalties as applicable. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2.

     The Company's investment portfolio had an aggregate fair value of $3.1 billion at December 31, 2002. Investments consist principally of investment grade, publicly traded fixed income securities. At December 31, 2002, investments in non-investment grade securities represented 4.0% of total investments, with no significant investments in mortgage loans, real estate, foreign securities, privately placed securities or common or preferred stocks.

     The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge through the Company's Internet website, www.horacemann.com, as soon as practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The EDGAR filings of such reports are also available at the SEC's website, www.sec.gov.

History

     The Company's business was founded in Springfield, Illinois, in 1945 by two Illinois school teachers to sell automobile insurance to other teachers within the State of Illinois. The Company expanded its business to other states and broadened its product line to include group and individual life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and homeowners insurance in 1965.

     In November 1991, HMEC completed an initial public offering of its common stock (the "IPO"). The common stock is traded on the New York Stock Exchange under the symbol "HMN."

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the years in the five year period ended December 31, 2002 have been audited by KPMG LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                            Year Ended December 31,
                                                           -----------------------------------------------------
                                                              2002       2001       2000       1999       1998
                                                            --------   --------   --------   --------   --------
                                                                 (Dollars in millions, except per share data)
Statement of Operations Data:
   Insurance premiums written and contract deposits .....   $  899.3   $  875.6   $  821.7   $  821.2   $  827.8
   Insurance premiums and contract charges earned .......      625.2      615.2      598.7      595.1      577.8
   Net investment income ................................      196.0      199.3      192.4      188.3      191.7
   Realized investment gains (losses) ...................      (49.4)     (10.0)      (9.9)      (8.0)       9.9
   Total revenues .......................................      771.8      804.5      781.2      775.4      779.4
   Amortization of intangible assets (1) ................        5.7        5.8        8.8        0.2        6.9
   Interest expense .....................................        8.5        9.3       10.2        9.7        9.5
   Income before income taxes ...........................        7.7       28.3        9.7       93.4      116.8
   Net income (2) .......................................       11.3       25.6       20.8       44.5       85.3
   Ratio of earnings to fixed charges (3) ...............        1.9x       4.0x       2.0x      10.6x      13.3x

Per Share Data (4):
   Net income:
      Basic..............................................   $   0.28   $   0.63   $   0.51   $   1.08   $   1.97
      Diluted............................................   $   0.28   $   0.63   $   0.51   $   1.07   $   1.95
   Shares of Common Stock - weighted average:
      Basic .............................................       40.9       40.6       40.8       41.2       43.2
      Diluted ...........................................       41.2       40.9       41.0       41.7       43.8
   Shares of Common Stock - ending outstanding ..........       42.7       40.7       40.5       41.0       42.1
   Cash dividends .......................................   $   0.42   $   0.42   $   0.42   $ 0.3825   $ 0.3325
   Book value per share (5) .............................   $  12.39   $  11.27   $  10.56   $   9.75   $  11.80

Balance Sheet Data, at Year End:
   Total investments ....................................   $3,130.6   $2,975.7   $2,912.3   $2,630.2   $2,840.8
   Total assets .........................................    4,512.3    4,489.0    4,420.6    4,253.8    4,395.5
   Total policy liabilities .............................    2,626.8    2,475.6    2,362.3    2,341.3    2,308.0
   Short-term debt ......................................         --       53.0       49.0       49.0       50.0
   Long-term debt .......................................      144.7       99.8       99.7       99.7       99.6
   Total shareholders' equity ...........................      528.8      459.2      428.0      400.1      496.6

Segment Information (6):
   Insurance premiums written and contract deposits
      Property and casualty .............................   $  524.9   $  519.3   $  493.5   $  495.1   $  487.8
      Annuity ...........................................      261.5      239.1      206.4      205.7      223.3
      Life ..............................................      112.9      117.2      121.8      120.4      116.7
         Total ..........................................      899.3      875.6      821.7      821.2      827.8
   Net income
      Property and casualty .............................   $   19.9   $    5.2   $    8.9   $   39.5   $   53.2
      Annuity ...........................................       17.0       20.6       19.3       27.3       23.1
      Life ..............................................       18.9       18.7       12.9       14.6       12.4
      Corporate and other (2) (7) .......................      (44.5)     (18.9)     (20.3)     (36.9)      (3.4)
         Total (2) ......................................       11.3       25.6       20.8       44.5       85.3

Statutory Operating Data (8):
   Property and casualty:
      Loss and loss adjustment expense ratio ............       79.2%      85.2%      85.2%      76.3%      74.4%
      Expense ratio .....................................       24.4%      21.6%      20.8%      19.8%      19.3%
      Combined loss and expense ratio (9) ...............      103.6%     106.8%     106.0%      96.1%      93.6%
      Industry average combined loss
         and expense ratio (9) (10) .....................      105.7%     115.9%     110.1%     107.8%     105.6%
      Personal lines industry segment average combined
         loss and expense ratio (9) (10) ................      105.6%     110.9%     109.9%     104.5%     102.7%
   Annuity accumulated value on deposit .................   $2,360.5   $2,402.1   $2,366.9   $2,487.3   $2,475.5
   Life insurance in force ..............................   $ 13,197   $ 13,216   $ 12,647   $ 12,300   $ 11,799
   Adjusted capital and surplus of insurance subsidiaries
      (includes investment reserves) (11) ...............   $  427.8   $  415.5   $  405.8   $  405.7   $  379.8

                                                        (continued on next page)

----------
(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of HMPCIC. Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets." Under FAS No. 142, goodwill amortization ceases and the goodwill is annually tested for impairment. Goodwill amortization was $1.6 million in each of the years ended December 31, 2001, 2000, 1999 and 1998.
(2) 1999 includes a charge of $20.0 million to record an additional federal income tax provision representing the Company's maximum exposure for disputed prior years' taxes (for tax years 1994 through 1997). 2000 includes a benefit of $8.7 million from resolution of tax years 1994 through 1996. 2001 includes a benefit of $1.3 million from resolution of tax year 1997.
(3) For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and interest expense (including amortization of debt issuance cost), and "fixed charges" consist of interest expense (including amortization of debt issuance cost).
(4) Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units and warrants prior to their repurchase in 1999.
(5) Due to the adoption by the Company on January 1, 1994 of FAS No. 115, total shareholders' equity included an increase, net of taxes, of $80.6 million, $26.3 million and $57.3 million at December 31, 2002, 2001 and 1998 and a decrease, net of taxes, of $4.0 million and $40.0 million at December 31, 2000 and 1999, respectively. Excluding the FAS 115 fair value accounting for investments, book value per share was $10.50, $10.62, $10.66, $10.73 and $10.44 at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.
(6) Information regarding assets by segment at December 31, 2002, 2001 and 2000 is contained in the Company's Notes to Financial Statements listed on page F-1 of this report.
(7) The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges and provision for prior years' taxes.
(8) Statutory data has been derived from the financial statements of the Company prepared in accordance with statutory accounting principles and filed with insurance regulatory authorities.
(9) Property and casualty combined loss and expense ratio includes policyholder dividends.
(10) Source: Best's Aggregates and Averages (2002 Edition). The industry averages for the year ended December 31, 2002 are from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2003, published by A.M. Best.
(11) Investment reserves were the Asset Valuation Reserves ("AVR"). AVR, required under statutory accounting principles, is a reserve intended to stabilize the surplus of life insurance companies against the effects of fluctuations in the fair value of certain invested assets. Changes in AVR are charged or credited directly to statutory surplus.

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

     Starting in the fourth quarter of 2000, management began implementing specific plans that address the initiatives above. New compensation and evaluation systems were implemented to improve the performance of the Company's agents and agency managers. The Company has begun targeting high-priority geographic markets with agents hired and producing in the initial locations; additional locations will follow supported by focused efforts of cross-functional staff teams. New approaches to customer service are being refined that will free agents to spend more time selling. Additional distribution options have been initiated to capitalize fully on the value of the Company's approved payroll deduction slots in schools across the country. And the Company is pursuing initiatives to increase its use of technology to improve the efficiency of its agency force and administrative operations.

   Target Market

     Management believes that Horace Mann is the largest national multiline insurance company focused on the nation's educators as its primary market. The Company's target market through 2002 consisted of educators and other employees of public schools and their families located throughout the U.S. The Company also sold its products to other education-related customers, including private school teachers, education support personnel, community college personnel and their families, and customer referrals. In 2003 and 2004, the Company intends to develop strategies and tactics to begin expanding its services in the educator market by also targeting Kindergarten - 12 teachers at private schools, principals and administrators at Kindergarten - 12 public and private schools, faculty and staff at junior and community colleges, and college students majoring in education.

     The U.S. Department of Education estimates that there are approximately 3.5 million elementary and secondary teachers in public and private schools in the U.S. It also estimates that the number of public and private school teachers is growing approximately 1% annually. Recent federal and state programs which reduce class size and add additional teachers may increase this growth rate; however, in the near term this may be tempered by school budgetary constraints. In addition to increases in the number of teachers that result from growth in the general population and in the number of school age children, turnover among the teacher population increases the size of the Company's target market. New teachers and educational support personnel are solicited by the Company's agents, and the Company attempts to retain customers who have retired or left the teaching profession. The Company's one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs.

   Exclusive Agency Force

     A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time employee agents trained to sell multiline products. As of December 31, 2002, the Company employed 922 full-time agents, including 527 agents having more than two years of experience with the Company. Many of the Company's agents were previously teachers, other members of the education profession or persons with close ties to the educational community who both understand their customers' needs and maintain relationships with current and former educators. The Company's agents market and write the full range of the Company's products with all agents licensed in both property and casualty and life products and nearly 70% of the Company's agents are licensed by the NASD to sell variable annuities. They are under contract to market and write only the Company's products and limited additional third-party vendor products authorized by the Company. The agency force is managed through 64 agency offices located in 38 states. Collectively, the Company's principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

     The Company's service commitment to its policyholders begins with personal contact at the point of sale between the Company's agents and potential policyholders. In addition, the Company's agents often have direct access to school premises, placing them in an advantageous position to write and service individual insurance business for educators. In past surveys, the Company's customers have stated that important reasons for choosing and staying with Horace

Mann are the personal service and broad array of products the Company's agents deliver as well as education association sponsorships. Management believes that Horace Mann's name recognition and policyholders' loyalty lead to new customers and cross selling of additional insurance products. At December 31, 2002, 30% of the Company's one million customers had more than one Horace Mann product.

     The Company's agents pre-underwrite policy applicants, where permitted by law. The Company structures its agent training and its agent compensation to provide incentives for agents to adhere to the Company's underwriting standards and practices and business growth plans. Agents' compensation after an initial two-year period is comprised entirely of commissions and incentive compensation based on sales, profitability of insurance written, and retention of customers. The profitability-related component of agent compensation is based on individual loss ratios in the case of property and casualty policies, where permitted by law, and persistency in the case of annuity contracts and life policies. In 2002, incentive compensation represented 28% of total compensation for agents having more than two years of experience.

     The Company has modified its agent compensation and reward structure in order to provide incentive for agent performance that is more closely aligned with the Company's objectives. Prior to 2001, agent compensation and rewards focused on profitability, customer service and tenure with the Company. The revised structure continues to focus on profitability but also places a greater emphasis on individual agent productivity, new premium growth, growth in educator and cross-sold business and business retention. New compensation programs for both agents and agency managers were implemented in 2001 and reflect the revised structure. Also in 2001, the Company implemented enhanced agent training programs to help new agents achieve production targets more rapidly and help experienced agents sharpen and strengthen their skills, and began providing agents with additional tools and support programs to help them make a successful transition to their new role under the Company's Value Proposition. Management believes that the revised compensation structure along with other strategic initiatives are having a positive impact on agent productivity -- average agent productivity in 2002 increased approximately 7% compared to 2001, this in addition to improvement of approximately 40% in 2001 -- and that these impacts will continue in the future and will continue to help produce more profitable business.

   Broadening Distribution Options

     Management has begun to broaden the Company's distribution options to complement and extend the reach of the Company's agency force. This initiative initially focuses on more fully utilizing its approved payroll deduction slots in school systems across the country which are assigned to Horace Mann. In 2001, the Company began building a network of independent agents who will comprise a second distribution channel for the Company's 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have agents, the independent agents will complement and extend the annuity capabilities of the Company's agents in under-penetrated areas. All agreements with independent agents and broker/dealers include clearly defined guidelines governing the relationship between the independent agents and the Company's agents.

     As an example of the potential for this initiative, in January 2002 the Company announced that it had been selected as one of four providers of fixed and variable annuity options to Chicago, Illinois public school employees. The Chicago Public Schools is the third-largest school district in the U.S. Beginning in April 2002, the Company is partnering with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster growth in its annuity business.

During the period April through December 2002, independent agents sold approximately 1,600 new Horace Mann flexible premium contracts in Chicago, representing more than $7 million in annual contract deposits. In addition to the Company's Chicago initiative, independent agents generated annualized Horace Mann contract deposits of nearly $3 million in the last three months of 2002 in other U.S. markets.

   Geographic Composition of Business

     The Company's business is geographically diversified. For the year ended December 31, 2002, based on direct insurance premiums earned and contract deposits for all product lines, the top five states and their portion of total premiums were North Carolina, 7.8%; Illinois, 6.2%; Texas, 5.8%; Florida, 5.2% and Minnesota, 5.0%.

     HMEC's property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 2002:

                  Property and Casualty Segment Top Ten States
                             (Dollars in millions)

                                    Property and Casualty
                                          Segment
                                   ----------------------
                                     Direct      Percent
State                              Premiums(1)   of Total
-----                              -----------   --------
North Carolina..................     $ 41.0         7.7%
California......................       37.8         7.1
Florida.........................       35.5         6.7
Minnesota.......................       35.1         6.6
Texas...........................       31.3         5.9
Pennsylvania....................       23.2         4.4
Massachusetts...................       22.8         4.3
Michigan........................       22.2         4.2
South Carolina..................       22.2         4.2
Louisiana.......................       19.0         3.6
                                     ------       -----
   Total of top ten states......      290.1        54.7
All other areas.................      240.3        45.3
                                     ------       -----
   Total direct premiums........     $530.4       100.0%
                                     ======       =====

----------
(1) Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

     HMEC's principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 2002:

                Combined Life and Annuity Segments Top Ten States
                              (Dollars in millions)

                                   Direct Premiums and    Percent
State                              Contract Deposits(1)   of Total
-----                              --------------------   --------
Illinois........................         $ 41.7             10.9%
North Carolina..................           30.7              8.0
Virginia........................           23.9              6.2
Texas...........................           22.0              5.7
Tennessee.......................           19.6              5.1
Pennsylvania....................           16.8              4.4
Indiana.........................           16.0              4.2
South Carolina..................           13.1              3.4
Louisiana.......................           12.0              3.1
Maine ..........................           11.7              3.1
                                         ------            -----
   Total of top ten states......          207.5             54.1
All other areas.................          175.9             45.9
                                         ------            -----
   Total direct premiums........         $383.4            100.0%
                                         ======            =====

----------
(1)  Determined under statutory accounting principles.

   National, State and Local Education Associations

     The Company has had a long relationship with the National Education Association ("NEA"), the nation's largest confederation of state and local teachers' associations, and many of the state and local education associations affiliated with the NEA. The NEA has approximately 2.6 million members. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management on a regular basis. These meetings provide management with the opportunity to better assess the present and future needs of its target market and to cultivate better relations with education association leaders. In certain states, where approved by the applicable state insurance departments, state or local association members are entitled to a discount on premiums for certain property and casualty insurance products sold by the Company and to additional product features and coverages. While management views the relationship with the NEA as important, it is estimated that less than half of the Company's policyholders are members of the NEA.

     From 1984 to September 1993 and beginning again in September 1996, the NEA purchased from the Company educator excess professional liability insurance for all of its members. The NEA has entered into a contract to purchase this insurance from the Company through August 2007. Premium from this product represents less than 1% of all insurance premiums written and contract deposits of the Company. Between September 1993 and September 1996, the Company did not write this policy.

     It is the practice of the NEA and affiliated state and local education associations to "sponsor" various insurance products and services, including those of the Company and its competitors. "Sponsorship" is generally determined independently by each of these organizations. Being "sponsored" generally means that the NEA and such state and local associations evaluate a product, authorize the use of their name(s) in connection with the marketing of the product and, in some instances, recommend that their membership consider buying the product. From time to time since 1968, the NEA has sponsored various Company products and currently sponsors the Company's homeowners policy on a national level, which was co-sponsored by 41 NEA-affiliated state associations as of December 31, 2002. Since 1988, the Company's homeowners policy was the only product of the Company that was sponsored by the NEA (exclusive of the educator excess professional liability insurance policy purchased by the NEA as described above). NEA-affiliated education associations in 36 states sponsor products of the Company other than homeowners. NEA-affiliated education associations in 43 states sponsor one or more of the Company's products. In many cases, associations that sponsor one of the Company's products also sponsor competing products. The Company does not pay the NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for advertising that appears in NEA and state education association publications.

     In addition to NEA-affiliated education associations, the Company has begun to establish relationships with other education-related associations. As of December 31, 2002, 29 associations representing school principals and/or administrators in 18 states sponsored one or more of the Company's products.

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

     In addition to its longstanding relationships with the NEA and affiliated state and local education associations, the Company has established its brand name through an annual scholarship program for dependents of public school employees; its educator surveys; scholarships for current educators; sponsorship of the National Teacher Hall of Fame; financial support of the Horace Mann - NEA Foundation Award for Teaching Excellence; participation in the national conventions of the American Association of School Administrators (AASA), the Association of Educational Service Agencies (AESA), the Association of School Business Officials (ASBO), the National Association of Elementary School Principals (NAESP) and the National Association of Secondary School Principals (NASSP); relationships with approximately 100 credit unions, predominantly associated with educators, serving over 600,000 members in 32 states; sponsorship of the educator and student resource website www.reacheverychild.com; and availability of educator information on the Company's website www.horacemann.com, as well as local agent contacts with school districts. The Company tailors its products to the educator market, including certain educator-specific features and hybrid products, which distinguishes the Company's products from those of its competitors.

Property and Casualty Segment

     The property and casualty segment represented 58% of the Company's total insurance premiums written and contract deposits.

     The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2002 represented 42% of the Company's total insurance premiums written and contract deposits and 73% of property and casualty net written premiums. As of December 31, 2002, the Company had approximately 573,000 voluntary automobile policies in force with annual premiums of approximately $375 million. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation. The Company has instituted a program in a limited number of states to provide non-preferred risk automobile coverage to the educator market, with a third-party vendor underwriting such insurance and the Company receiving a commission on its sale.

     In 2002, homeowners insurance represented 15% of the Company's total insurance premiums written and contract deposits and 26% of property and casualty net written premiums. The Company insures primarily residential homes. As of December 31, 2002, the Company had approximately 284,000 homeowners policies in force with annual premiums of approximately $129 million. As expected, the number of homeowners policies in force decreased in 2002, reflecting initiatives to improve profitability in this product line.

     Educator excess professional liability insurance represented the remaining 1% of the Company's 2002 property and casualty premiums. See "Business -- Corporate Strategy and Marketing -- National, State and Local Education Associations."

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

     Results of property insurers are also subject to volatility due to prevailing weather and other conditions. While one year may be relatively free of major weather or other disasters, another year may have numerous such events, causing results for such a year to be materially worse than for other years.

   Selected Historical Financial Information For Property and Casualty Segment

     The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

                          Property and Casualty Segment
                    Selected Historical Financial Information
                              (Dollars in millions)

                                                             Year Ended December 31,
                                                           --------------------------
                                                            2002     2001       2000
                                                           ------   -------   -------
Statement of Operations Data:
   Insurance premiums written (1)(2) ...................   $524.9    $519.3    $493.5
   Insurance premiums earned (1)(2) ....................    519.6     508.3     490.0
   Net investment income ...............................     35.2      37.7      35.7
   Income before income taxes ..........................     23.8       1.9       3.8
   Net income ..........................................     19.9       5.2       8.9
   Catastrophe costs, pretax ...........................     11.9      11.2      16.2

Statutory Operating Statistics:
   Loss and loss adjustment expense ratio ..............     79.2%     85.2%     85.2%
   Expense ratio .......................................     24.4%     21.6%     20.8%
   Combined loss and expense ratio
      (including policyholder dividends) ...............    103.6%    106.8%    106.0%
   Combined loss and expense ratio before
      catastrophes (including policyholder dividends) ..    101.3%    104.6%    102.7%

GAAP Operating Statistics:
   Loss and loss adjustment expense ratio ..............     78.9%     85.2%     85.2%
   Expense ratio .......................................     23.0%     21.6%     20.9%
   Combined loss and expense ratio
      (including policyholder dividends) ...............    101.9%    106.8%    106.1%
   Combined loss and expense ratio before
      catastrophes (including policyholder dividends)...     99.6%    104.6%    102.8%

Automobile and Homeowners (Voluntary):
   Insurance premiums written (1)(2) ...................   $513.2    $496.6    $473.2
   Insurance premiums earned (1)(2) ....................    504.3     485.5     469.4
   Policies in force (in thousands) (2) ................      857       888       876

----------
(1) After the Company's portion of the March 2000 industry settlement of automobile insurance rate filings in North Carolina, which reduced the Company's premiums by $2.3 million for the year ended December 31, 2000.
(2) Effective December 31, 2001, Horace Mann ceased writing automobile insurance policies in Massachusetts. As policies in force on that date expired during the succeeding 12 months, the following reductions were recognized in comparison to the year ended December 31, 2002: -$25.5 million insurance premiums written; -$10.8 million insurance premiums earned; -$18.9 million voluntary automobile insurance premiums written; -$8.4 million voluntary automobile insurance premiums earned; and -23 thousand voluntary automobile policies in force.

   Property and Casualty Ratios

     In each of the last 5 years, the Company's combined loss and expense ratio for its property and casualty product lines outperformed the total property and casualty industry combined loss and expense ratio, as reported by A.M. Best. During this period, the Company's annual combined loss and expense ratio was better than the total property and casualty insurance industry combined loss and expense ratio by an average of approximately 8 percentage points. During the same period of time, the Company's annual combined loss and expense ratio was better than the personal lines insurance industry segment combined loss and expense ratio by an average of approximately 6 percentage points.

     The table below compares the Company's combined loss and expense ratios with published industry averages.

            Property and Casualty Combined Loss and Expense Ratio(1)

                                                               Property and
                                 The       Personal Lines        Casualty
                               Company   Industry Segment(2)    Industry(2)
                               -------   -------------------   ------------
Year Ended December 31,
   2002.....................    103.6%         105.6%             105.7%
   2001.....................    106.8          110.9              115.9
   2000.....................    106.0          109.9              110.1
   1999.....................     96.1          104.5              107.8
   1998.....................     93.6          102.7              105.6

----------
(1) Combined loss and expense ratio includes policyholder dividends and is determined according to statutory accounting principles.
(2) Source: Best's Aggregates and Averages (2002 Edition). 2002 is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2003, published by A.M. Best.

     The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2002 were as follows:

                                Catastrophe Costs
                              (Dollars in millions)
                                                                    Property and
                                                           The        Casualty
                                                       Company(1)    Industry(2)
                                                       ----------   ------------
Year Ended December 31,
   2002.............................................      $11.9      $ 5,800.0
   2001.............................................       11.2       28,100.0
   2000.............................................       16.2        4,600.0
   1999.............................................       19.6        8,340.0
   1998.............................................       28.4       10,070.0
   1997.............................................        6.2        2,600.0
   1996.............................................       20.9        7,370.0
   1995.............................................       13.9        8,320.0
   1994.............................................       16.2       17,010.0
   1993.............................................        8.3        5,620.0

----------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company's individually significant catastrophe losses net of reinsurance were as follows:
          2002 - $4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
          2001 - $3.7 million, June Midwest wind/hail/tornadoes; $2.3 million
                 April tornadoes; $2.2 million Tropical Storm Allison.
          2000 - $5.0 million, May tornadoes; $2.7 million December winter storms.
          1999 - $5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
          1998 - $7.9 million, May Minnesota hailstorm; $2.9 million, May Upper
                 Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
          1997 - $1.4 million, July wind/hail/tornadoes; $1.1 million, Denver,
                 Colorado hailstorm.
          1996 - $8.2 million, Hurricane Fran.
          1995 - $2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane
                 Opal.
          1994 - $6.0 million, Northridge, California earthquake.
          1993 - $2.2 million, East Coast blizzard.
(2) Source: Insurance Services Office, Inc. news release dated February 13, 2003. These amounts are net of reinsurance, before federal income tax benefits, and exclude all loss adjustment expenses.

     During the last 5 years, the Company's property and casualty annual expense ratio has been better than the property and casualty industry personal lines average expense ratio as reported by A.M. Best by an average of 4 percentage points per year. During the same period of time, the Company's property and casualty annual expense ratio was better than the total property and casualty insurance industry expense ratio by an average of approximately 6 percentage points. The Company's property and casualty expense ratio for the year ended December 31, 2002 was 24.4%.

     The table below compares the Company's expense ratios with published industry averages.

                     Property and Casualty Expense Ratio(1)

                                                                    Property and
                                      The       Personal Lines        Casualty
                                    Company   Industry Segment(2)    Industry(2)
                                    -------   -------------------   ------------
Year ended December 31,
   2002..........................    24.4%           25.5%              25.5%
   2001..........................    21.6            24.8               26.7
   2000..........................    20.8            25.6               27.6
   1999..........................    19.8            25.6               28.0
   1998..........................    19.3            25.0               27.7

----------
(1)  Determined according to statutory accounting principles.
(2) Source: Best's Aggregates and Averages (2002 Edition). The 2002 personal lines result is an estimate from A.M. Best. The 2002 total industry result is an estimate from Review Preview, A Special Supplement to Best's Review and BestWeek, Property/Casualty Edition, January 2003, published by A.M. Best.

   Property and Casualty Reserves

     At December 31, 2002, 99.3% of the Company's net reserves for claims and claims expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

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

     The process by which property and casualty reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The effects of inflation are implicitly considered in the reserving process. The establishment of reserves, including reserves for catastrophes, is an inherently uncertain process and the ultimate cost of losses may vary materially from the recorded reserve amounts. The Company regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determined to be appropriate.

     Due to the inherent uncertainty in estimating reserves for claims and claims expenses, there can be no assurance that ultimate liabilities will not exceed amounts reserved, with a resulting adverse effect on the Company. Management believes that the Company's overall reserve levels at December 31, 2002 are adequate to meet its future obligations.

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

   Reconciliation of Property and Casualty Claims and Claims Expense Reserves
                              (Dollars In millions)

                                                                   Year Ended December 31,
                                                                  ------------------------
                                                                   2002     2001     2000
                                                                  ------   ------   ------
Gross reserves, beginning of year .............................   $306.1   $298.9   $299.8
   Less reinsurance recoverables ..............................     34.1     49.1     64.4
                                                                  ------   ------   ------
Net reserves, beginning of year ...............................    272.0    249.8    235.4
                                                                  ------   ------   ------
Incurred claims and claims expense:
   Claims occurring in the current year .......................    387.7    416.8    394.7
   Increase in estimated reserves for claims
      occurring in prior years (1):
         Policies written by the Company (2) ..................     22.3     14.5     20.9
         Business assumed from state reinsurance facilities ...      1.7      2.0      1.8
                                                                  ------   ------   ------
            Total increase ....................................     24.0     16.5     22.7
                                                                  ------   ------   ------
         Total claims and claims expense incurred (2)(3) ......    411.7    433.3    417.4
                                                                  ------   ------   ------
Claims and claims expense payments for claims occurring during:

   Current year ...............................................    244.3    255.9    247.4
   Prior years ................................................    166.8    155.2    155.6
                                                                  ------   ------   ------
         Total claims and claims expense payments .............    411.1    411.1    403.0
                                                                  ------   ------   ------
Net reserves, end of period ...................................    272.6    272.0    249.8
   Plus reinsurance recoverables ..............................     44.7     34.1     49.1
                                                                  ------   ------   ------
Gross reserves, end of period (4) .............................   $317.3   $306.1   $298.9
                                                                  ======   ======   ======

----------
(1) Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve strengthening recorded by the Company in 2002, 2001 and 2000 see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Benefits, Claims and Settlement Expenses" listed on page F-1 of this report.
(2) For the year ended December 31, 2002, these amounts included a $1.6 million statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company's Consolidated Statements of Operations.
(3) Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity, group accident and health and corporate amounts of $40.7 million, $42.3 million and $48.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, in addition to the property and casualty amounts.
(4) Unpaid claims and claims expense as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $9.3 million, $8.2 million and $10.0 million at December 31, 2002, 2001 and 2000, respectively, in addition to property and casualty reserves.

     The provision for claims and claims expenses for insured events in prior years increased by $24.0 million, $16.5 million and $22.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. For discussion of the reserve strengthening recorded by the Company in 2002, 2001 and 2000 see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Benefits, Claims and Settlement Expenses" listed on page F-1 of this report. Future reserve actions, if any, will depend on claim trends.

     The year-end 2002 gross reserves of $317.3 million for property and casualty insurance claims and claims expense, as determined under GAAP, were $44.7 million more than the reserve balance of $272.6 million recorded on the basis of statutory accounting principles for reports provided to state regulatory authorities. The difference is the reinsurance recoverable from third parties totaling $44.7 million that reduces reserves for statutory reporting and is recorded as an asset for GAAP reporting.

     Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

                         Impact of Catastrophe Losses(1)
                              (Dollars in millions)

                                                         Year Ended December 31,
                                                        ------------------------
                                                         2002     2001     2000
                                                        ------   ------   ------
Claims and claims expense incurred ..................   $411.7   $433.3   $417.4
Amount attributable to catastrophes .................     11.9     11.2     16.1
                                                        ------   ------   ------
   Excluding catastrophes ...........................   $399.8   $422.1   $401.3
                                                        ======   ======   ======

Claims and claims expense payments ..................   $411.1   $411.1   $403.0
Amount attributable to catastrophes .................     10.6     14.2     14.2
                                                        ------   ------   ------
   Excluding catastrophes ...........................   $400.5   $396.9   $388.8
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

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2001 to be $150 thousand was first reserved in 1992 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1992 - 2000 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

                              Property and Casualty
                  Claims and Claims Expense Reserve Development
                              (Dollars in millions)

                                                             December 31,
                                            ---------------------------------------------------
                                             1992     1993     1994     1995     1996     1997
                                            ------   ------   ------   ------   ------   ------
Gross reserves for property and casualty
   claims and claims expenses............   $358.2   $373.5   $389.1   $369.7   $340.4   $310.6
Deduct:  Reinsurance recoverables........     17.7     21.6     19.5     23.8     34.1     41.3
                                            ------   ------   ------   ------   ------   ------
Net reserves for property and casualty
   claims and claims expenses............    340.5    351.9    369.6    345.9    306.3    269.3
Increase in reserves due
   to purchase of HMPCIC:
      Gross reserves for property
         and casualty claims and
         claims expenses.................       --     30.6       --       --       --       --
      Deduct:  Reinsurance
       recoverables......................       --      0.6       --       --       --       --
                                            ------   ------   ------   ------   ------   ------
      Net reserves for property and
         casualty claims and claims
         expenses........................       --     30.0       --       --       --       --
Paid cumulative as of:
   One year later........................    117.6    133.4    140.8    139.3    148.6    142.0
   Two years later.......................    169.6    190.5    194.5    195.3    202.1    191.4
   Three years later.....................    197.8    218.4    224.2    223.0    225.1    223.0
   Four years later......................    213.6    234.1    237.9    233.8    240.2    236.7
   Five years later......................    222.6    241.0    243.1    241.4    245.0    246.5
   Six years later.......................    226.0    243.7    247.1    242.8    250.5
   Seven years later.....................    227.5    246.1    247.5    246.8
   Eight years later.....................    229.0    246.2    250.4
   Nine years later......................    228.9    248.1
   Ten years later.......................    230.0
Reserves reestimated as of:
   End of year...........................    340.5    381.9    369.6    345.9    306.3    269.3
   One year later........................    306.1    327.6    314.0    283.4    261.2    244.4
   Two years later.......................    267.7    281.9    269.2    249.6    250.2    239.3
   Three years later.....................    246.4    258.1    251.4    245.8    247.8    254.9
   Four years later......................    233.3    249.3    248.9    243.8    257.1    257.0
   Five years later......................    229.8    229.7    247.4    250.9    256.4    258.7
   Six years later.......................    230.0    246.6    252.9    250.1    258.8
   Seven years later.....................    229.8    250.2    252.6    252.2
   Eight years later.....................    231.9    250.2    255.0
   Nine years later......................    232.0    252.1
   Ten years later.......................    233.5
Reserve redundancy (deficiency) -
   initial net reserves in excess of
   (less than) reestimated reserves:

      Amount(1)..........................   $107.0   $129.8   $114.6   $ 93.7   $ 47.5   $ 10.6
      Percent............................     31.4%    34.0%    31.0%    27.1%    15.5%     3.9%

Gross reestimated liability - latest        $262.6   $281.8   $285.3   $277.1   $288.0   $287.0
Reestimated reinsurance recoverables -
   latest................................     29.1     29.7     30.3     24.9     29.2     28.3
                                            ------   ------   ------   ------   ------   ------
Net reestimated liability - latest.......   $233.5   $252.1   $255.0   $252.2   $258.8   $258.7
Gross cumulative excess (deficiency)(1)..   $ 95.6   $122.3   $103.8   $ 92.6   $ 52.4   $ 23.6
                                            ======   ======   ======   ======   ======   ======

                                                           December 31,
                                            ------------------------------------------
                                             1998     1999     2000     2001     2002
                                            ------   ------   ------   ------   ------
Gross reserves for property and casualty
   claims and claims expenses............   $298.9   $299.8   $298.9   $306.1   $317.3
Deduct:  Reinsurance recoverables........     55.9     64.4     49.1     34.1     44.7
                                            ------   ------   ------   ------   ------
Net reserves for property and casualty
   claims and claims expenses............    243.0    235.4    249.8    272.0    272.6
Increase in reserves due
   to purchase of HMPCIC:
      Gross reserves for property
         and casualty claims and
         claims expenses.................       --       --       --       --       --
      Deduct:  Reinsurance
         recoverables....................       --       --       --       --       --
                                            ------   ------   ------   ------   ------
      Net reserves for property and
         casualty claims and claims
         expenses........................       --       --       --       --       --
Paid cumulative as of:
   One year later........................    142.5    155.6    155.2    166.8
   Two years later.......................    203.2    212.7    220.1
   Three years later.....................    233.0    248.0
   Four years later......................    251.2
   Five years later......................
   Six years later.......................
   Seven years later.....................
   Eight years later.....................
   Nine years later......................
   Ten years later.......................
Reserves reestimated as of:
   End of year...........................    243.0    235.4    249.8    272.0    272.6
   One year later........................    238.4    258.1    266.3    296.0
   Two years later.......................    261.2    276.9    287.3
   Three years later.....................    268.7    284.6
   Four years later......................    271.3
   Five years later......................
   Six years later.......................
   Seven years later.....................
   Eight years later.....................
   Nine years later......................
   Ten years later.......................
Reserve redundancy (deficiency) -
   initial net reserves in excess of
   (less than) reestimated reserves:

      Amount(1)..........................   $(28.3)  $(49.2)  $(37.5)  $(24.0)
      Percent............................    -11.6%   -20.9%   -15.0%    -8.8%

Gross reestimated liability - latest        $305.3   $316.8   $320.0   $332.0
Reestimated reinsurance recoverables -
   latest................................     34.0     32.2     32.7     36.0
                                            ------   ------   ------   ------
Net reestimated liability - latest.......   $271.3   $284.6   $287.3   $296.0
Gross cumulative excess (deficiency)(1)..   $ (6.4)  $(17.0)  $(21.1)  $(25.9)
                                            ======   ======   ======   ======

----------
(1)  See "Business - Property and Casualty - Property and Casualty Reserves."

     As the table above illustrates, the Company's net reserves for property and casualty insurance claims and claims expense at the end of 2001 were strengthened in 2002 by $24.0 million, while gross reserves were strengthened $25.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Benefits, Claims and Settlement Expenses" listed on page F-1 of this report.

   Property and Casualty Reinsurance

     All reinsurance is obtained through contracts which generally are renewed each calendar year; however, the 2002 catastrophe reinsurance program was comprised of two contracts, a three-year contract with rate guarantees effective January 1, 2001 and a one-year contract effective January 1, 2002. Also, the educator excess professional liability contract is a three-year contract effective January 1, 2000. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant due to the Company's emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2002 were also insignificant.

     The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the U.S. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits, the purchase of catastrophe reinsurance, and the purchase of a catastrophe-linked equity put option and reinsurance agreement.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $13.7 million up to $51.4 million with the Florida Hurricane Catastrophe Fund, based on the Fund's resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100 million equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154 million of catastrophe losses above the reinsurance coverage limit.

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, which is renewable annually at the option of the Company, the equity put coverage of $75 million provides a source of capital for up to $115 million of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement was effective only for the last eight months of the year. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215 million after recording the first triggering event; (ii) the Company's debt as a percentage of total capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at December 31, 2002.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. The Company also reinsures each property loss above a retention of $250,000 up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above.

     The following table identifies the Company's most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company's aggregate reinsured catastrophe coverage and their rating by A.M. Best and Standard & Poor's Corporation ("S&P" or "Standard & Poor's") as of March 15, 2003. No other single reinsurer's percentage participation in 2003 or 2002 exceeds 5%.

          Property Catastrophe Reinsurance Participants In Excess of 5%

                                                                                           Participation
A.M. Best     S&P                                                                          -------------
 Rating     Rating            Reinsurer                              Parent                2003    2002
---------   ------            ---------                              ------                ----    ----
   A++        A      Erie Insurance Exchange                                                15%     14%
   A          AA-    AXA Reinsurance Company                AXA Group                       14%     17%
   A-         NR     Montpelier Reinsurance Ltd.            Montpelier Re Holdings, Ltd.    11%      0%
   A          A+     Mapfre Reinsurance Corporation         Sistema MAPFRE                   8%      7%
   A          A+     St. Paul Fire and Marine
                        Insurance Company                   The St. Paul Companies, Inc.     6%      6%
   A+         NR     Allied World Assurance Company, Ltd.   Allied World Assurance
                                                               Holdings, Ltd.                5%       *
   A+         A+     IPCRe, Ltd.                            IPC Holdings, Ltd.               5%       *
   A-         A      Lloyd's of London Syndicates                                             *      5%

----------
NR   Not rated.
*    Less than 5%.

     For 2003, property catastrophe reinsurers representing 100% of the Company's aggregate reinsured catastrophe coverage were rated either "A- (Excellent)" or above by A.M. Best or "A" or above by S&P.

Annuity Segment

     Educators in the Company's target market benefit from the provisions of
Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company's 403(b) tax-qualified annuities are annuities purchased voluntarily by individuals. The Company has offered tax-qualified annuities in its target market, designed to allow contractholders to benefit from these tax provisions, since 1961, the year Congress created this option for educators. The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,000 public school districts in the U.S. Approximately 60% of the Company's new annuity contract deposits in 2002 were for 403(b) tax-qualified annuities; approximately 75% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2002, annuities represented 29% of the Company's total insurance premiums written and contract deposits.

     The Company sells tax-qualified annuities primarily under a contract which allows the contractholder to allocate funds to both fixed and variable alternatives. The features of the Company's annuity contract contribute to business retention. Under the fixed account option, both the principal and a rate of return are guaranteed. Contractholders can change at any time their allocation of deposits between the guaranteed interest rate fixed account and available variable investment options. The Company provides its agents with proprietary asset allocation software that assists educator customers in selecting the best retirement investment options based on their risk tolerance and investment objectives.

     The Company's 40 variable account options include funds managed by some of the best-known names in the mutual fund industry, such as Fidelity, Strong, J.P. Morgan, Wilshire, T. Rowe Price, Putnam, Neuberger Berman, Alliance Capital, Ranier, Davis, Credit Suisse, BlackRock, Berger, Templeton and Ariel, offering the Company's customers multiple investment options, regardless of their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2002 was $2.4 billion.

     For the year ended December 31, 2002, 93% of the total accumulated cash value of the Company's annuity business remained on deposit, compared to average retention of 91% for stock life insurance companies for 2001, as reported by A.M. Best. All annuities issued since 1982, and approximately 79% of all outstanding fixed accumulated cash values, are subject in most cases to substantial early withdrawal penalties, typically ranging from 5% to 13% of the amount withdrawn, compared to an average of 47% of accumulated values subject to withdrawal penalties for stock life insurance companies for 2001, as reported by A.M. Best. For the Company, withdrawals of outstanding variable accumulated cash values are limited to amounts less than or equal to the then current market value of such accumulations, minus withdrawal penalties as applicable. Generally, a penalty is imposed under the Internal Revenue Code on amounts withdrawn from tax-qualified annuities prior to age 59 1/2. Total accumulated annuity funds on deposit at December 31, 2002 consisted of 64% fixed balances and 36% variable balances. Since 1997, the growth of the annuity segment has come primarily from variable annuity contract deposits, although variable cash values were negatively impacted in 2002 and 2001 by adverse market conditions.

   Selected Historical Financial Information For Annuity Segment

     The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                 Annuity Segment
                    Selected Historical Financial Information
                (Dollars in millions, unless otherwise indicated)

                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                 2002       2001       2000
                                                               --------   --------   --------
Statement of Operations Data:
   Contract deposits:
      Variable..............................................   $  120.3   $  122.1   $  121.1
      Fixed.................................................      141.2      117.0       85.3
         Total..............................................      261.5      239.1      206.4
   Contract charges earned..................................       14.2       14.9       17.0
   Net investment income....................................      107.7      107.7      105.4
   Net interest margin (without realized gains).............       39.3       39.8       39.3
   Net margin (includes fees and contract charges earned)...       55.5       57.0       59.0
   Income before income taxes...............................       23.2       30.7       29.2
   Net income...............................................       17.0       20.6       19.3
Operating Statistics:
   Fixed:
      Accumulated value.....................................   $1,506.0   $1,393.7   $1,331.8
      Accumulated value persistency.........................       94.0%      93.4%      88.7%
   Variable:
      Accumulated value.....................................   $  854.5   $1,008.4   $1,035.1
      Accumulated value persistency.........................       92.1%      92.4%      84.1%
   Number of contracts in force.............................    147,084    139,410    128,654
   Average accumulated cash value (in dollars)..............   $ 16,048   $ 17,230   $ 18,397
   Average annual deposit by contractholders (in dollars)...   $  2,317   $  2,183   $  2,282
   Annuity contracts terminated due to surrender,
      death, maturity or other:
         Number of contracts ...............................      7,180      7,222     10,848
         Amount.............................................   $  176.0   $  186.4   $  322.0
   Fixed accumulated cash value grouped
      by applicable surrender charge:
         0%.................................................   $  316.6   $  299.1   $  298.8
         5% and greater but less than 10%...................      992.6      901.7      852.3
         10% and greater....................................       99.1       95.0       86.2
         Supplementary contracts with life contingencies
            not subject to discretionary withdrawal.........       97.7       97.9       94.5
               Total........................................   $1,506.0   $1,393.7   $1,331.8

Life Segment

     The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. The Company's traditional term, whole life and group life business in force consists of approximately 177,000 policies, representing approximately $7.2 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $43.5 million as of December 31, 2002. In 1997, the Company introduced a new series of five limited duration term life insurance products. In 1998, the Company introduced a new series of whole life products designed to serve the needs of customers who also want limited life insurance coverage (as low as $5,000 death benefits) but who want the features of a whole life policy. The Company does not charge any penalty for withdrawal of life insurance cash values. In 1984, the Company introduced "Experience Life," a flexible, adjustable premium life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 2002 the Company had in force approximately 87,000 Experience Life policies representing approximately $6.0 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $68.5 million. In 2000, the Company instituted a program to offer long-term care and variable universal life policies, with two third-party vendors underwriting such insurance and the Company receiving a commission on its sale. In 2002, the life segment represented 13% of the Company's total insurance premiums written and contract deposits, including approximately 1 percentage point attributable to the Company's group life and group disability income business.

     During 2002, the average face amount of ordinary life insurance policies issued by the Company was $130,393 and the average face amount of all ordinary life insurance policies in force at December 31, 2002 was $60,409.

     The maximum individual life insurance risk retained by the Company is $200,000 on any individual life and $125,000 is retained on each group life policy. The excess of the amounts retained are reinsured with life reinsurers that are all rated "A- (Excellent)" or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1 million up to $20 million per occurrence. This program covers acts of terrorism but excludes nuclear, biological and chemical explosions as well as other acts of war.

     The life insurance and annuity industry, while not generally subject to the factors that produce cyclicality in the property and casualty insurance industry, is nonetheless subject to competitive pressures and interest rate fluctuations. As a result, the life insurance and annuity industry has developed new products designed to shift investment and credit risk to policy or contractholders while still providing death benefits. This trend has generally caused profit margins to shrink on new products relative to older life insurance and annuity products and has provided more competitive returns to the holders of the new products than those available under other investment alternatives. Management cannot predict whether these trends will continue in the future.

   IMSA Certification

     In July 2001, Horace Mann Life Insurance Company, the Company's principal life insurance subsidiary, earned membership in the Insurance Marketplace Standards Association ("IMSA"). IMSA is an independent, voluntary association created by the life insurance industry to promote high standards of ethical market conduct in advertising, sales and service for individual life, annuity and long-term care products. To earn IMSA certification, HMLIC underwent self-and independent third-party assessments to demonstrate that it has adopted IMSA's principles of ethical behavior. HMLIC is an IMSA member for three years, after which it must demonstrate continuous improvement and repeat the self- and independent assessment process to retain its membership. As of December 31, 2002, approximately 200 of the more than 1,200 U.S. life insurance companies had earned IMSA membership.

   Selected Historical Financial Information For Life Segment

     The following table sets forth certain information with respect to the Company's life products for the periods indicated.

                                  Life Segment
                    Selected Historical Financial Information
                (Dollars in millions, unless otherwise indicated)

                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                 2002       2001       2000
                                                               --------   --------   --------
Statement of Operations Data:
   Insurance premiums and contract deposits.................   $  112.9   $  117.2   $  121.8
   Insurance premiums and contract charges earned...........       91.4       92.0       91.7
   Net investment income ...................................       53.9       55.2       51.2
   Income before income taxes...............................       29.2       28.9       19.9
   Net income...............................................       18.9       18.7       12.9
Operating Statistics:
   Life insurance in force:
      Ordinary life.........................................   $ 11,445   $ 11,291   $ 10,967
      Group life............................................      1,752      1,925      1,680
         Total..............................................     13,197     13,216     12,647
   Number of policies in force:
      Ordinary life.........................................    189,459    193,560    196,361
      Group life............................................     75,018     80,507     77,221
         Total..............................................    264,477    274,067    273,582
   Average face amount in force (in dollars):
      Ordinary life.........................................   $ 60,409   $ 58,333   $ 55,851
      Group life............................................     23,354     23,911     21,756
         Total..............................................     49,898     48,222     46,227
   Lapse ratio (ordinary life insurance in force)...........        9.1%       9.1%       9.0%
   Ordinary life insurance terminated due to death,
      surrender, lapse or other:
         Face amount of insurance surrendered or lapsed.....   $  959.0   $  944.0   $1,087.6
            Number of policies..............................     10,799     11,865     13,877
         Amount of death claims opened......................   $   31.0   $   30.1   $   30.1
            Number of death claims opened...................      1,263      1,317      1,317

Investments

     The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2002, investments in non-investment grade securities represented 4.0% of total investments. At December 31, 2002, fixed income securities represented 95.7% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.4% was investment grade and 99.9% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 2002, and the average option adjusted duration of total investments was 4.8 years. There are no significant investments in mortgage loans, real estate, foreign securities, privately placed securities, or common or preferred stocks.

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

     The Company has separate investment strategies and guidelines for its property and casualty assets and for its life and annuity assets, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques which attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest-sensitive, as is the case in the property and casualty segment.

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

     The following table sets forth the carrying values and amortized cost of the Company's investment portfolio as of December 31, 2002:

                              Investment Portfolio
                              (Dollars in millions)

                                                      Percentage             Carrying Value
                                                       of Total    ----------------------------------
                                                       Carrying               Life and   Property and   Amortized
                                                        Value        Total     Annuity     Casualty        Cost
                                                     -----------   --------   --------   ------------   ---------
Publicly Traded Fixed Maturity Securities
   and Cash Equivalents:
      U.S. government and agency obligations(1):
         Mortgage-backed securities...............       21.5%     $  674.0   $  653.7      $ 20.3       $  645.8
         Other....................................        4.4         137.5      123.2        14.3          129.6
      Investment grade corporate and public
         utility bonds............................       46.1       1,441.5    1,331.2       110.3        1,365.6
      Municipal bonds.............................       12.1         377.5       14.1       363.4          358.6
      Other mortgage-backed securities............        6.9         216.4      163.2        53.2          213.0
      Non-investment grade corporate and public
         utility bonds(2).........................        4.0         123.8       91.5        32.3          128.8
      Foreign government bonds....................        0.5          16.0       16.0          --           13.1
      Short-term investments(3)...................        1.9          61.0       52.6         8.4           61.0
      Short-term investments, loaned
         securities collateral(3).................        0.1           3.9        1.3         2.6            3.9
                                                        -----      --------   --------      ------       --------
            Total publicly traded securities......       97.5       3,051.6    2,446.8       604.8        2,919.4
                                                        -----      --------   --------      ------       --------
Other Investments:
      Private placements, investment grade(4).....        0.1           4.4        4.3         0.1            4.4
      Private placements,
         non-investment grade(2)(4)...............         --           0.1        0.1          --            0.1
      Mortgage loans and real estate(5)...........        0.2           4.9        4.9          --            4.9
      Policy loans and other......................        2.2          69.6       69.1         0.5           69.2
                                                        -----      --------   --------      ------       --------
            Total other investments...............        2.5          79.0       78.4         0.6           78.6
                                                        -----      --------   --------      ------       --------
            Total investments(6)..................      100.0%     $3,130.6   $2,525.2      $605.4       $2,998.0
                                                        =====      ========   ========      ======       ========

----------
(1) Includes $240.9 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $570.6 million fair value of federally sponsored agency securities.
(2) A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor's Corporation ("Standard & Poor's" or "S&P") rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. ("Moody's") rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners (the "NAIC") rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.
(3) Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments include $64.0 million in money market funds rated "AAA", $0.8 million in Australian dollars, and $0.1 million in certificates of deposit. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan.
(4) Fair values for private placements are estimated by the Company with the assistance of its investment advisors.
(5) Mortgage loans are carried at amortized cost or unpaid principal balance and real estate acquired in the settlement of debt is carried at the lower of cost or fair value.
(6) Approximately 7% of the Company's investment portfolio, having a carrying value of $210.5 million as of December 31, 2002, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

   Fixed Maturity Securities

     The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 2002:

                     Rating of Fixed Maturity Securities(1)
                              (Dollars in millions)

                                                 Percent
                                                of Total
                                                Carrying   Carrying   Amortized
                                                  Value      Value       Cost
                                                --------   --------   ---------
AAA..........................................     40.0%    $1,196.5    $1,141.3
AA...........................................      6.8        204.2       193.1
A............................................     24.9        743.8       699.3
BBB..........................................     23.7        710.0       682.3
BB...........................................      2.2         65.5        71.1
B............................................      1.3         38.1        39.4
CCC or lower.................................      1.0         28.6        28.0
Not rated(2).................................      0.1          4.5         4.5
                                                 -----     --------    --------
   Total.....................................    100.0%    $2,991.2    $2,859.0
                                                 =====     ========    ========

----------
(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes less than $0.1 million of publicly traded securities not currently rated by S&P, Moody's or the NAIC and $4.5 million of private placement securities not rated by either S&P or Moody's. The NAIC has rated 96.9% of these private placement securities as investment grade.

     At December 31, 2002, 39.3% of the Company's fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 28.4% of the total investment portfolio at December 31, 2002. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

     The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of
(i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2003 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $43 million.

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

     The insurance subsidiaries' sources of funds consist primarily of premiums and contract fees, investment income and proceeds from sales and redemption of investments. Such funds are applied primarily to payment of claims and benefits to policyholders, insurance operating expenses, income taxes and the purchase of investments, as well as dividends and other payments to HMEC.

Competition

     The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, and lower cost marketing approaches compared to the Company, such as direct marketing, mail, internet and telemarketing. The Company believes that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. The Company believes that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, education association sponsorships and price.

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

     The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance such as State Farm, Allstate, Farmers and Nationwide as well as several regional companies. The Company also competes for automobile business with certain direct marketing companies, such as 21st Century, AIG, GEICO and USAA.

     For annuity business, the marketplace has seen a competitive impact from new entrants such as mutual funds and banks into the tax-deferred annuity products market. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company, a subsidiary of American International Group ("AIG"), has been among the Company's major tax-qualified annuity competitors. Mutual fund families, independent agent companies and financial planners are also competitors of the Company.

Insurance Financial Ratings

     The Company believes that the ratings assigned to its principal insurance subsidiaries by A.M. Best, Standard & Poor's Corporation ("Standard and Poor's" or "S&P"), Fitch Ratings, Ltd, ("Fitch") and Moody's Investors Service, Inc. ("Moody's") contribute to the Company's competitiveness.

   A.M. Best

     Each of HMEC's principal insurance subsidiaries is rated "A (Excellent)" by A.M. Best. In 2002, A.M. Best downgraded the financial strength ratings of HMIC, TIC, HMPCIC and HM Lloyd's one notch from "A+ (Superior)" to "A (Excellent)" reflecting capitalization of these subsidiaries being below A.M. Best's standard for the Superior rating and the impact on earnings in 2000 and 2001 of prior years' reserve strengthening. A.M. Best has identified the outlook for the ratings of each of the Company's subsidiaries as "Stable."

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

   Fitch

     Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Fitch. In September 2002, Fitch confirmed its "AA-" financial strength ratings, but revised the outlook for the ratings from "Stable" to "Negative." The September 2002 change in outlook was the result of the Company's second quarter 2002 investment losses described in Management's Discussion and Analysis of Financial Condition and Results of Operations listed on Page F-1 of this report, as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Fitch's announcement indicated that the key expectations for the Company to maintain its existing ratings include a return to its long-term financial leverage targets while maintaining its existing NAIC risk-based capital ratios, the continued demonstration of better than industry underwriting performance in the Company's property and casualty subsidiaries and no unexpected deterioration in the Company's asset quality. A material adverse deviation from these expectations could trigger a subsequent ratings downgrade.

     A Fitch Insurer Financial Strength Rating ("IFS Rating") provides an assessment of the financial strength of an insurance organization and its capacity to meet senior obligations to policyholders and contractholders on a timely basis. The IFS Rating is assigned to the insurance organization itself, and no liabilities or obligations of the insurer are specifically rated unless otherwise stated. The IFS Rating is based on a comprehensive analysis of relevant factors that in large part determine an insurance organization's financial strength, including its regulatory solvency characteristics, liquidity, operating performance, financial flexibility, balance sheet strength, management quality, competitive positioning and long-term business viability. The IFS Ratings use a scale of "AAA" through "D" and may be amended with a (+) or (-) sign to show relative standing within the major rating category. Ratings of "BBB-" and higher are considered to be "Secure", and those of "BB+" and lower are considered to be "Vulnerable". The IFS Rating of "AA" is assigned to insurers that are viewed by Fitch as possessing very strong capacity to meet policyholder and contract obligations. Risk factors are viewed to be modest, and the impact of any adverse business and economic factors is expected to be very small. Placing a company's ratings on "Ratings Watch Negative" reflects the apparent decline in key factors upon which the rating is based. Being placed on ratings watch, however, does not mean a rating change is inevitable.

   Moody's

     HMLIC, HMIC, TIC and HMPCIC are rated "A2 (Good)" for financial strength by Moody's. In July 2002, Moody's affirmed the "A2 (Good)" ratings, but revised the outlook for the ratings to "Negative" from "Stable." This change in outlook was the result of the Company's second quarter 2002 investment losses described in Management's Discussion and Analysis of Financial Condition and Results of Operations listed on Page F-1 of this report, as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Moody's announcement indicated that material adverse deviations from the Company's expected level of capital growth and earnings could trigger a subsequent ratings downgrade.

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

     The NAIC annually calculates financial ratios to assist state insurance regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Separate ratios are established for property and casualty and life insurance companies. Departure from the usual range in any of the ratios could lead to inquiries from individual state regulators, and further investigation or other actions may result. In 2002, some of the principal insurance subsidiaries of HMEC did report financial ratios that were outside the usual range of results used as a benchmark. These unusual ratios were primarily the result of increased realized capital loss levels reported in 2002, a life reinsurance agreement entered into during 2002 with Sun Life Reinsurance Company Limited, declines in income yields due to the low interest rate environment, adverse property and casualty loss reserve development from prior accident years, and growth in homeowners premiums.

     As part of their regulatory oversight process, state insurance departments routinely conduct detailed financial examinations (generally not more frequently than once every three years) of the books, records and accounts of insurance companies domiciled in their states. Typically, such examinations are conducted concurrently by two or three states under guidelines promulgated by the NAIC. In 1999, routine financial examinations of HMLIC, HMIC, TIC and HMPCIC were completed for the period ended December 31, 1997. A routine examination of HMPCIC for the three year period ended December 31, 2000 was initiated in December 2000, and the final examination report was issued in 2002. A routine examination of HM Lloyd's for the two year period ended December 31, 2000 was completed in 2001. A routine examination of HM Lloyd's for the one year period ended December 31, 2001 was initiated in September 2002; audit fieldwork has been completed with issuance of the final examination report still pending. The Company has received notification that a similar examination for HM Lloyd's for the one year period ended December 31, 2002 will be performed in 2003. The Company has received notification that routine examinations of HMLIC, HMIC and TIC for the five year period ended December 31, 2002 will be conducted in 2003. Management believes that HMEC and its subsidiaries are in compliance in all material respects with all applicable regulatory requirements.

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

   Assessments Against Insurers

     Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. The Company paid $1.0 million, $0.6 million and $0.1 million in connection with insurer insolvency proceedings for the years ended December 31, 2002, 2001 and 2000, respectively, of which $0.3 million, $0.1 million and $0 million for the same periods, respectively, is recoverable as premium tax credits in future periods. The Company's payments in 2002 and 2001 included $0.7 million and $0.4 million, respectively, related to the insolvency of the Reliance Insurance Group. A total charge of $1.3 million pretax, representing the Company's estimated portion of the industry assessment for this insolvency, was reflected in the Company's operating expenses for the year ended December 31, 2001.

   Mandatory Insurance Facilities

     The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. In 2002, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $2.4 million before federal income taxes. For additional information on the Company's strategic direction for automobile business in the state of Massachusetts, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 -- Insurance Premiums and Contract Charges, and -- Net Income."

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

   Regulation at Federal Level

     Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and annuity business include employee benefits regulation, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry anti-trust exemption, minimum solvency requirements and allowing national banks to engage in the insurance, annuity and mutual fund businesses. With the passage of the Financial Services Modernization Act of 1999, it is possible there will be increased pressure for federal regulation of the insurance industry.

     Federal income taxation of the build-up of cash value within a life insurance policy or an annuity contract could have a material adverse impact on the Company's ability to market and sell such products. Various legislation to this effect has been proposed in the past, but has not been enacted. Although no such legislative proposals are known to exist at this time, such proposals may be made again in the future. Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company's life and annuity products to customers.

     The variable annuities underwritten by HMLIC and the Company's proprietary mutual funds offered as investment vehicles for those products are regulated by the Securities and Exchange Commission (the "SEC"). Horace Mann Investors, Inc., the broker-dealer subsidiary of HMEC, performs certain management functions for the Company's proprietary mutual funds and also is regulated by the SEC and the NASD.

Employees

     At December 31, 2002, the Company had approximately 2,600 employees, including 922 full-time agents. The Company has no collective bargaining agreement with any employees, and management believes that its employee relations are satisfactory.

ITEM 2. Properties

     HMEC's home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling approximately 230,000 square feet which is owned by the Company. The Company also owns buildings with an aggregate of approximately 38,000 square feet at other locations in Springfield. The Company leases buildings in Springfield with an aggregate of approximately 84,000 square feet. In addition, the Company leases office space in other states related to claims and agency offices which are smaller in size. These properties are adequate and suitable for the Company's current and anticipated future needs.

ITEM 3. Legal Proceedings

     The Company is not currently party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. See also "Note 12 - Contingencies - Lawsuits and Legal Proceedings" contained in the Index to Financial Information on page F-1 herein.

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

                                     Market Price
                                   ----------------   Dividend
Fiscal Period                        High      Low      Paid
-------------                      -------   ------   --------
2002:
   Fourth Quarter...............   $ 16.49   $13.61    $0.105
   Third Quarter................     18.86    14.00     0.105
   Second Quarter...............     24.08    17.45     0.105
   First Quarter................     23.00    19.35     0.105
2001:
   Fourth Quarter...............   $ 22.40   $16.25    $0.105
   Third Quarter................     22.05    15.72     0.105
   Second Quarter...............     21.75    14.80     0.105
   First Quarter................     21.375   15.25     0.105

     As of February 28, 2003, the approximate number of holders of common stock was 5,000.

     In February, 2003, the Company's Board of Directors announced a regular quarterly dividend of $0.105 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

     In May 1999, the Company's Board of Directors authorized the repurchase of shares of the Company's common stock up to $100 million. This was in addition to the $100 million stock repurchase programs announced in January 1998 and February 1997. Since early 1997, the Company has repurchased 8,165,100 shares, 17% of the Company's shares outstanding at December 31, 1996, at an aggregate cost of $203.7 million. Under the share repurchase program, shares of common stock may be purchased from time to time through open market and private purchases, as available. The repurchase of shares is financed through use of cash and, when necessary, the existing bank line of credit. However, the Company has not utilized the bank line of credit for share repurchases since the second quarter of 1999. As of December 31, 2002, $96.3 million remained authorized for future share repurchases. However, in 2001 management stated its intention to utilize excess capital to support the Company's strategic growth initiatives.

     During 2002, options were exercised for the issuance of 107,410 shares, 0.3% of the Company's shares outstanding at December 31, 2001.

     On December 10, 2002 the Company repurchased $56.0 million aggregate principal amount of its Senior Convertible Notes, representing $26.6 million carrying value, for $26.0 million. As consideration for the repurchase, the Company issued 1,837,925 shares of its common stock.

     As an insurance holding company, HMEC depends on dividends and other permitted payments from its insurance subsidiaries to pay cash dividends to shareholders of HMEC. The payment of dividends and such other payments to HMEC by its insurance subsidiaries is subject to the laws of each subsidiary's state of domicile. See "Business -- Cash Flow" and "Business -- Regulation."

     The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 11. Executive Compensation

     The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders.

ITEM 14. Controls and Procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company's disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 herein:

          Consolidated Balance Sheets as of December 31, 2002, 2001 and 2000.

          Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

     (a)(2) The following consolidated financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 herein:

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

     4.1(a)   Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.1).

     4.2 Indenture dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC's 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit
              4.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     4.2(a)   Form of 1.425% Senior Convertible Notes Due 2032 (included in
              Exhibit 4.2).

     4.3 Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock (included in Exhibit 10.13).

(10) Material contracts:

     10.1 Credit Agreement dated as of May 29, 2002 (the "Bank Credit Facility") among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the "Agent"), incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

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

     10.6* Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

     10.6(a)* Specimen Employee Stock Option Agreement under the Horace Mann
              Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

     10.6(b)* Specimen Director Stock Option Agreement under the Horace Mann
              Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

     10.7* Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit
No.             Description
-------         -----------

     10.7(a)* Specimen Employee Stock Option Agreement under the Horace Mann
              Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     10.7(b)* Specimen Regular Employee Stock Option Agreement under the Horace
              Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     10.7(c)* Specimen Director Stock Option Agreement under the Horace Mann
              Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     10.8* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

     10.8(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

     10.9* Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

     10.10* Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

     10.11* Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

     10.12* Employment Agreement entered by and between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to
              Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.13 First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.

Exhibit
No.         Description
-------     -----------
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

     (b) During the fourth quarter of 2002, HMEC filed three Current Reports on Form 8-K with the SEC, each containing an Item 5 Other Events and an
          Item 7 Financial Statements and Exhibits, as follows:
          1. Dated November 4, 2002, regarding the Company's press release reporting its financial results for the three and nine month periods ended September 30, 2002.
          2. Dated November 4, 2002, regarding the Company's press release announcing the effectiveness of its Shelf Registration Statement on Form S-3 (Registration No. 333-98043) which registers the resale of the Company's Senior Convertible Notes due May 14, 2032 by the security holders listed in the prospectus contained in the registration statement and the common shares issuable upon conversion of the Senior Convertible Notes.
          3. Dated December 10, 2002, regarding the Company's press release reporting two capital transactions, one designed to improve its capitalization at the holding company level and one to improve the statutory surplus of its primary life insurance subsidiary.

     (c)  See list of exhibits in this Item 15.

     (d)  See list of financial statement schedules in this Item 15.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

     /s/ Louis G. Lower II
-------------------------------------
           Louis G. Lower II
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date(s) indicated.

Principal Executive Officer:                Directors:

     /s/ Louis G. Lower II                    /s/ Joseph J. Melone
--------------------------------------      ------------------------------------
           Louis G. Lower II                Joseph J. Melone, Chairman of the
               President,                      Board of Directors
Chief Executive Officer and a Director

                                              /s/ William W. Abbott
                                            ------------------------------------
                                            William W. Abbott, Director


                                              /s/ Mary H. Futrell
                                            ------------------------------------
Principal Financial Officer:                Mary H. Futrell, Director


     /s/ Peter H. Heckman                     /s/ Donald E. Kiernan
--------------------------------------      ------------------------------------
       Peter H. Heckman                     Donald E. Kiernan, Director
Executive Vice President and
   Chief Financial Officer
                                              /s/ Jeffrey L. Morby
                                            ------------------------------------
                                            Jeffrey L. Morby, Director


                                              /s/ Shaun F. O'Malley
                                            ------------------------------------
                                            Shaun F. O'Malley, Director
Principal Accounting Officer:

/s/ Bret A. Conklin                           /s/ Charles A. Parker
--------------------------------------      ------------------------------------
      Bret A. Conklin                       Charles A. Parker, Director
Senior Vice President and Controller

                                              /s/ William J. Schoen
                                            ------------------------------------
                                            William J. Schoen, Director


Dated: March 26, 2003

Certifications

Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Louis G. Lower II, certify that:

1. I have reviewed this annual report on Form 10-K of Horace Mann Educators Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                       /s/ Louis G. Lower II
      ------------------------             -------------------------------------
                                           Louis G. Lower II
                                           President and Chief Executive Officer

Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Peter H. Heckman, certify that:

1. I have reviewed this annual report on Form 10-K of Horace Mann Educators Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003                       /s/ Peter H. Heckman
     -------------------------             -------------------------------------
                                           Peter H. Heckman
                                           Executive Vice President and
                                           Chief Financial Officer

                        HORACE MANN EDUCATORS CORPORATION

                         INDEX TO FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Management's Discussion and Analysis of
   Financial Condition and Results of Operations.......................    F- 2

Report of Management Responsibility for Financial Statements...........    F-51

Independent Auditors' Report...........................................    F-52

Consolidated Balance Sheets............................................    F-53

Consolidated Statements of Operations..................................    F-54

Consolidated Statements of Changes in Shareholders' Equity.............    F-55

Consolidated Statements of Cash Flows..................................    F-56

Notes to Consolidated Financial Statements
   Note  1 - Summary of Significant Accounting Policies................    F-57
   Note  2 - Restructuring Charges.....................................    F-68
   Note  3 - Investments...............................................    F-70
   Note  4 - Property and Casualty Unpaid Claims and Claim Expenses....    F-73
   Note  5 - Debt......................................................    F-76
   Note  6 - Shareholders' Equity and Stock Options....................    F-79
   Note  7 - Income Taxes..............................................    F-82
   Note  8 - Fair Value of Financial Instruments.......................    F-83
   Note  9 - Statutory Surplus and Subsidiary Dividend Restrictions....    F-85
   Note 10 - Pension Plans and Other Postretirement Benefits...........    F-86
   Note 11 - Reinsurance...............................................    F-91
   Note 12 - Contingencies.............................................    F-93
   Note 13 - Supplementary Data on Cash Flows..........................    F-94
   Note 14 - Segment Information.......................................    F-94
   Note 15 - Unaudited Interim Information.............................    F-96

Financial Statement Schedules:
   Schedule I - Summary of Investments-Other than
      Investments in Related Parties...................................    F-97
   Schedule II - Condensed Financial Information of Registrant.........    F-98
   Schedule III and VI Combined - Supplementary Insurance
     Information and Supplemental Information Concerning
     Property and Casualty Insurance Operations........................   F-102
   Schedule IV - Reinsurance...........................................   F-103

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in millions, except per share data)

Forward-looking Information

     Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of future events or the Company's future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

     .    Changes in the composition of the Company's assets and liabilities.
     . Fluctuations in the market value of securities within the Company's investment portfolio due to credit issues and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company's defined benefit pension plan assets and the related after-tax effect on the Company's operating expenses, shareholders' equity and total capital.
     . Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital, (ii) the book yield of the Company's investment portfolio and (iii) the Company's ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company's life and annuity products.
     . Defaults on interest or dividend payments in the Company's investment portfolio due to credit issues and the resulting impact on investment income.
     . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness.
     . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms, the ability of the Company to maintain a favorable catastrophe reinsurance program, and the collectibility of reinsurance receivables.
     . Future property and casualty loss experience and its impact on estimated claims and claim adjustment expenses for losses occurring in prior years.
     .    The cyclicality of the insurance industry.
     . Business risks inherent in the Company's restructuring of its property and casualty claims operation.
     . The risk related to the Company's dated and complex information systems, which are more prone to error than advanced technology systems.
     . Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.
     . The impact of a disaster or catastrophic event affecting the Company's employees or its home office facilities and the Company's ability to recover and resume its business operations on a timely basis.
     . The Company's ability to develop and expand its agency force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.

     . The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.
     . Changes in insurance regulations, including (i) those affecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.
     . Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.
     . Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company's life and annuity products to customers.
     . The impact of fluctuations in the financial markets on the Company's variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.
     . The Company's ability to maintain favorable claims-paying ability, financial strength and debt ratings.
     .    Adverse changes in policyholder mortality and morbidity rates.
     .    The resolution of legal proceedings and related matters.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make estimates and assumptions based on information available at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgements at the time the financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: reserves for property and casualty claims and claim settlement expenses, reserves for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force, valuation of investments and valuation of assets and liabilities related to the defined benefit pension plan.

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

     The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year using comparable procedures for each period. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves twice a year - at June 30 and December 31.

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

     The Company has established a guaranteed minimum death benefit ("GMDB") reserve on variable annuity contracts and regularly monitors this reserve considering fluctuations in the financial markets. At December 31, 2002, under GAAP, the GMDB reserve was $0.8 million. The comparable reserve under statutory accounting principles was $1.6 million. The Company has a relatively low exposure to GMDB because approximately 25% of contract values have no guarantee; approximately 70% have only a return of premium guarantee; and approximately 5% have a guarantee of premium at an annual interest rate of 3% to 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $115 million at December 31, 2002. Regarding the sensitivity of the GMDB reserve to market fluctuations, an approximation for the impact on the GMDB is: for each 1 point of negative/positive market performance for the underlying mutual funds of the Company's variable annuities, the GMDB reserve would currently increase/decrease less than $0.1 million.

     Policy acquisition costs, consisting of commissions, policy issue and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"), are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance, business surrender/lapse rates and the impact of realized investment gains and losses. For the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a 10% reversion to the mean approach with a maximum rate of 12%. At December 31, 2002, capitalized annuity policy acquisition costs and the Annuity VIF asset represented approximately 4% of the total annuity accumulated cash value. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. With regard to market performance assumptions for the underlying mutual funds of the Company's variable annuities, a 1% deviation from the targeted market performance would currently impact amortization between $0.1 million and $0.2 million depending on the magnitude and direction of the deviation.

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

     The Company reviews the fair value of the entire investment portfolio on a monthly basis. This review, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in market value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and
(6) the cash flows of the issuer are all considered in the impairment assessment. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period.

     The decline in value below cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that its intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company's intent or ability to hold a fixed maturity investment with a continuous material unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other-than-temporary impairment is performed. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 59, "Accounting for Non-Current Marketable Equity Securities," Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and related guidance.

     The Company's cost estimates for its defined benefit pension plan are determined based on assumptions which include the discount rate, expected return on plan assets and anticipated lump sum distributions. A discount rate of 6.75% was used by the Company at December 31, 2002, which was based on the average yield for long-term, high grade securities available during the pension benefit payout period. To set its discount rate, the Company looks to leading indicators, including Moody's Aa long-term bond index. The expected return on plan assets assumed by the Company at December 31, 2002 was 7.50%. Management believes that it has adopted realistic assumptions for the discount rate and investment return. To the extent that actual experience differs from the Company's assumptions, further adjustments may be required with the effects of these adjustments charged or credited to income and/or shareholders' equity for the period in which the adjustments are made.

Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                               Year Ended        Growth Over
                                              December 31,       Prior Year
                                            ---------------   ----------------
                                             2002     2001    Percent   Amount
                                            ------   ------   -------   ------
Automobile and property (voluntary)......   $513.2   $496.6       3.3%  $ 16.6
   Excluding Massachusetts automobile....    513.2    477.7       7.4%    35.5
   Massachusetts automobile..............       --     18.9    -100.0%   (18.9)
Annuity deposits.........................    261.5    239.1       9.4%    22.4
Life ....................................    112.9    117.2      -3.7%    (4.3)
                                            ------   ------             ------
      Subtotal - core lines..............    887.6    852.9       4.1%    34.7
      Subtotal - core lines, excluding
         Massachusetts automobile........    887.6    834.0       6.4%    53.6
Involuntary and other
   property & casualty...................     11.7     22.7     -48.5%   (11.0)
   Excluding Massachusetts
      automobile.........................     10.5     14.9     -29.5%    (4.4)
   Massachusetts automobile..............      1.2      7.8     -84.6%    (6.6)
                                            ------   ------             ------
      Total..............................   $899.3   $875.6       2.7%  $ 23.7
                                            ======   ======             ======
      Total, excluding Massachusetts
         automobile......................   $898.1   $848.9       5.8%  $ 49.2
                                            ======   ======             ======

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                               Year Ended        Growth Over
                                              December 31,       Prior Year
                                            ---------------   ----------------
                                             2002     2001    Percent   Amount
                                            ------   ------   -------   ------
Automobile and property (voluntary)......   $504.3   $485.5      3.9%    $18.8
   Excluding Massachusetts automobile....    494.4    467.2      5.8%     27.2
   Massachusetts automobile..............      9.9     18.3    -45.9%     (8.4)
Annuity..................................     14.2     14.9     -4.7%     (0.7)
Life ....................................     91.4     92.0     -0.7%     (0.6)
                                            ------   ------              -----
      Subtotal - core lines..............    609.9    592.4      3.0%     17.5
      Subtotal - core lines, excluding...
         Massachusetts automobile........    600.0    574.1      4.5%     25.9
Involuntary and other
   property & casualty...................     15.3     22.8    -32.9%     (7.5)
   Excluding Massachusetts
         automobile......................      9.6     14.7    -34.7%     (5.1)
   Massachusetts automobile..............      5.7      8.1    -29.6%     (2.4)
                                            ------   ------              -----
      Total..............................   $625.2   $615.2      1.6%    $10.0
                                            ======   ======              =====
      Total, excluding Massachusetts
         automobile......................   $609.6   $588.8      3.5%    $20.8
                                            ======   ======              =====

     The Company restructured its presence in the Massachusetts automobile market and ceased writing automobile insurance policies in that state on December 31, 2001. Through a marketing alliance with an unaffiliated company, The Commerce Group, Inc. ("Commerce"), the Company's agents are authorized to offer Massachusetts customers automobile insurance policies written by Commerce. Horace Mann agents continue to write the Company's other products in Massachusetts, including retirement annuities and property and life insurance.

     Premiums written and contract deposits for the Company's core lines increased 6.4% compared to the prior year, excluding Massachusetts voluntary automobile premiums written in 2001. The growth reflected continuing productivity gains of the Company's growing agent force and the success of initiatives to expand the Company's penetration of the educator market. Specifically, the increase resulted from continued strong gains in the annuity segment and rate increases in the property and automobile lines. Voluntary property and casualty business, a component of the Company's core lines, represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines.

     Recent improvements in agent retention as well as an 18.6% increase in new hires for 2002 resulted in growth in the total agent count of 6.3%, compared to last year. The growth in agent count represents the most significant annual increase in eight years. At December 31, 2002, the Company's exclusive agency force totaled 922. Of those, 395 were in their first 24 months with the Company, an increase of 25.8%, compared to December 31, 2001. The number of experienced agents in the agency force, 527, was down 4.7% at December 31, 2002, compared to a year earlier, due primarily to terminations of less-productive agents over the 12 months. This has contributed to the 6.5% annual increase in average agent productivity for all lines of business combined in 2002. Average agent productivity is measured as new sales premiums per the average number of agents for the period.

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

     In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates to be effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau has voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau are anticipated to have an adverse impact of approximately $350 million for the insurance industry. The difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders. Following the April 2002 effective date, this issue negatively impacted the Company's earned premiums and pretax income by $1.8 million for the twelve months ended December 31, 2002. The Company's 2003 earned premiums and pretax income are expected to be negatively impacted by approximately $3 million as a result of this dispute over 2002 rates. A similar dispute between the Commissioner and the Bureau is also in process regarding 2003 rates, which is expected to have a further adverse impact on 2003 results of approximately $1 million pretax.

     Growth in total voluntary automobile and homeowners premium written was 7.4% for 2002, excluding Massachusetts voluntary automobile written premiums of $18.9 million from the prior year. Voluntary automobile insurance premium written, excluding Massachusetts, increased 7.1% ($24.9 million) compared to 2001, and homeowners premium increased 8.4% ($10.6 million). The property and casualty increase in premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up 6% for voluntary automobile and 14% for homeowners, compared to a year earlier, while the average earned premium increased 6% for voluntary automobile and 11% for homeowners. As of December 31, 2002, approved rate increases for the Company's automobile and homeowners business were 6% and 21%, respectively. The Company's competitors have taken similar rate increases. Over the prior 12 months and excluding a 23,000 unit decrease in Massachusetts, automobile policies in force were equal to December 31, 2001. There were no Massachusetts voluntary automobile policies in force at December 31, 2002. Homeowners policies in force were 8,000 less than December 31,

2001, reflecting planned reductions. At December 31, 2002, there were 573,000 voluntary automobile and 284,000 homeowners policies in force for a total of 857,000.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 87%, 1 percentage point lower than the 12 months ended December 31, 2001, reflecting the anticipated reductions in homeowners policies in force and the aggressive pricing and underwriting actions implemented during the period. The Company plans additional rate increases in 2003, with primary emphasis on the homeowners line, which are expected to have a continued adverse impact on retention of homeowners policies. Business initiatives, together with price increases implemented and planned, are expected to return the Company to rate adequacy, with average premium growth keeping pace with average loss experience over time.

     Involuntary property and casualty business includes allocations of business from state mandatory insurance facilities and assigned risk business. The decline in premiums written for involuntary and other property and casualty was primarily attributable to a decrease in state mandatory automobile insurance facility business, primarily Massachusetts, assumed in 2002, compared to the prior year.

     Growth in annuity contract deposits for the year ended December 31, 2002 reflected new business growth and improved retention of existing business. Compared to the full year 2001, new annuity deposits increased 9.4%, reflecting an 8.8% increase in scheduled deposits received and a 10.4% increase in single premium and rollover deposits. New deposits to fixed accounts were 15.6%, or $19.1 million, higher than in 2001, and new deposits to variable accounts increased 2.8%, or $3.3 million, compared to a year earlier. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed investment return option to the variable investment return options over 3-month, 6-month or 12-month periods.

     In January 2002, the Company announced that it had been selected as one of four providers of fixed and variable annuity options to Chicago, Illinois public school employees. The Chicago Public Schools is the third-largest school district in the United States of America ("U.S."). Beginning in April 2002, the Company is partnering with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster growth in its annuity business. During the period April through December 2002, independent agents sold approximately 1,600 new Horace Mann flexible premium contracts in Chicago, representing more than $7 million in annual contract deposits, $4.3 million of which were received since this effort began on April 1. In addition to the Company's Chicago initiative, independent agents generated annualized Horace Mann contract deposits of nearly $3 million in the three months ended December 31, 2002 in other U.S. markets.

     Fixed accumulated cash value was $1.5 billion at December 31, 2002, $112.3 million, or 8.1% more than a year earlier. Fixed accumulated cash value retention for the 12 months ended December 31, 2002 was 94.0%, 0.6 percentage points better than the prior year. Variable accumulated deposit retention of 92.1% for 2002 decreased 0.3 percentage points compared to a year earlier, as ongoing improvement following the Company's expansion of variable investment options and implementation of proprietary asset allocation software was impacted by fluctuations in the financial markets. Variable accumulated funds on deposit at December 31, 2002 were $0.9 billion, $153.9 million less than a year earlier, a 15.3% decrease including the impact of financial market values. The number of annuity contracts outstanding increased 5.8%, or 8,000 contracts, compared to December 31, 2001.

     In 2000, the Company took actions to increase the variable annuity options available to customers, and also took steps to improve the returns of its proprietary mutual funds. For the year ended December 31, 2002, the dollar amount of variable annuity surrenders was 3% lower than for the same period last year. The dollar amount of fixed accumulated cash value surrenders also decreased 3% compared to 2001. These further improvements follow decreases in the dollar amount of variable and fixed accumulated cash value surrenders of 54% and 41%, respectively, in 2001.

     For the twelve months ended December 31, 2002, annuity segment contract charges earned decreased 4.7%, or $0.7 million, compared to the same period a year earlier. In the current period, declines in market valuations negatively impacted fees earned on variable accumulated balances. Improvements in retention of variable and fixed accumulated values, as described above, also resulted in a decline in surrender fees earned.

     Life segment premiums and contract deposits for 2002 were 3.7% lower than a year earlier, due to a decrease in both new business and interest-sensitive life product deposits. The life insurance in force lapse ratio of 9.1% for the twelve months ended December 31, 2002, was equal to the same period last year. The lapse ratio for the term portion of the business improved slightly compared to the prior year, while the lapse ratio for the whole life portion of the business increased. In 2003, the Company anticipates expanding its life product portfolio to strengthen this segment's growth potential.

   Net Investment Income

     Pretax investment income of $196.0 million for the twelve months ended December 31, 2002 decreased 1.7%, or $3.3 million, (1.6%, or $2.1 million, after tax) compared to the prior year due primarily to lost income related to investment credit issues and a decline in the portfolio yield which offset growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 5.0% over the past 12 months. The average pretax yield on the investment portfolio was 6.7% (4.5% after tax) for 2002, compared to a pretax yield of 7.2% (4.8% after tax) a year earlier. Looking to 2003, investment income will continue to be under pressure due to lost income related to investment credit issues from 2002, described under "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Realized Investment Gains and Losses" below, and current reinvestment returns available.

   Realized Investment Gains and Losses

     Net realized investment losses were $49.4 million and $10.0 million for the years ended December 31, 2002 and 2001, respectively. For the full year 2002, the Company recorded charges of $53.9 million due to the impairment of fixed income securities, primarily securities issued by companies in the communications sector. In the fourth quarter of 2002, $2.5 million of net realized gains were recorded, reflecting gains from portfolio sale transactions partially offset by fixed income security impairment charges of $2.9 million. In the third quarter of 2002, $13.2 million of realized investment losses were recorded, in large part from the impairment of fixed income securities issued by companies in the communications sector, primarily Qwest Communications International Inc. and the NTL companies. By September 30, 2002, the Company had sold all of its holdings of securities issued by WorldCom, Inc. In the second quarter of 2002, $41.3 million of realized investment losses were recorded, which included a loss of $19.4 million related to the sale and impairment of securities issued by WorldCom, Inc. Additionally, impairment losses of $21.2 million were recognized in the second quarter of 2002, relating primarily to holdings of fixed income securities of other companies in the communications sector. The first quarter of 2002 included impairment charges of $9.9 million related to fixed income securities issued by two telecommunications companies and a realized investment loss of $2.0 million from the Company's sale of all of its holdings in securities issued by Kmart Corporation. Partially offsetting these losses for the twelve months were gains realized from ongoing investment portfolio management activity. In the fourth quarter of 2001, the Company sold all of its holdings in securities issued by Enron Corporation and its affiliates, which resulted in a realized investment loss of $7.8 million. The remaining $2.2 million of net realized losses in 2001 primarily resulted from the sale, for credit reasons, of nine fixed income securities and the impairment of fixed income securities issued by three telecommunications companies, which were only partially offset by the first quarter full repayment of an impaired commercial mortgage loan and the release of a related reserve for uncollectible mortgages.

     Management believes that there may be further investment impairments in 2003 if current economic and financial conditions persist. The table below shows the ten largest sectors of the Company's investments in corporate securities as of December 31, 2002.

                                              Fair                    Pretax
                                Number of    Market    Amortized    Unrealized
                                 Issuers      Value       Cost     Gain (Loss)
                                ---------   --------   ---------   -----------

Banking and Finance .........       28      $  243.9    $  223.6      $20.3
Energy ......................       27         202.1       186.8       15.3
Telecommunications ..........       18         141.5       133.1        8.4
Utilities ...................       20         131.5       133.0       (1.5)
Food and Beverage ...........       14         105.2        99.1        6.1
Automobiles .................        5          80.7        81.4       (0.7)
Broadcasting and Media ......       19          78.9        76.0        2.9
Industry, Manufacturing .....        9          64.5        64.2        0.3
Transportation ..............       13          58.4        58.7       (0.3)
Chemicals ...................       10          48.0        48.3       (0.3)
All Other Corporates (1) ....       71         389.0       370.2       18.8
                                   ---      --------    --------      -----
   Total corporate fixed
      maturity securities ...      234      $1,543.7    $1,474.4      $69.3
                                   ===      ========    ========      =====

-----------
(1) The All Other Corporates category contains 15 additional industry classifications. Health care, retail, real estate, defense, cable and insurance represented $240.5 million of the fair value at December 31, 2002, and the remaining 9 classifications each represented less than $30 million of the fair value at December 31, 2002.

     The securities impaired in the fourth quarter of 2002, in addition to increases to previously recorded impairments, were issued by two companies outside of the communications sector (American Airlines and Oklahoma Development Finance Authority). The securities impaired in the third quarter of 2002, also including some increases to previously recorded impairments, included seven communications companies (Qwest, NTL, Charter Communications, International Cabletel, Telewest, Diamond Cable, and IGC Holdings) and one energy company (Mirant). The securities impaired in the second quarter of 2002 included four telecommunications companies (WorldCom, partial sale of Qwest, Western Wireless, and American Tower) and three cable companies (Adelphia, Century Communications, and Telewest). Petrozuata Finance, which had declined in value due to political risk associated with Venezuela, was also impaired in the second quarter of 2002. Securities issued by two companies in the communications sector (NTL and Diamond Cable) were impaired in the first quarter of 2002. In each of the periods, these securities were marked to market, and the write-downs were recorded as realized capital losses in the Statement of Operations. These impairments were deemed to be other-than-temporary for one or more of the following reasons: the recovery of full market value was not likely, the issuer defaulted or was likely to default due to the need to restructure its debt, or the Company had an intent to sell the security in the near future.

     At December 31, 2002, the Company's diversified fixed maturity portfolio consisted of 1,121 investment positions and totaled approximately $3.0 billion in carrying value. The portfolio is 95.4% investment grade, based on market value, with an average quality rating of A+. At December 31, 2002, the portfolio had approximately $27 million pretax of total gross unrealized losses related to 137 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at December 31, 2002, including the length of time that the securities have continuously been in an unrealized loss position.

        Investment Positions With Unrealized Losses Segmented by Quality
                    and Period of Continuous Unrealized Loss
                             As Of December 31, 2002

                                                              Cost or      Pretax
                                        Number of    Fair    Amortized   Unrealized
                                        Positions    Value      Cost        Loss
                                        ---------   ------   ---------   ----------
Investment Grade
   6 Months or less .................       50      $171.8     $175.7      $ (3.9)
   7 through 12 months ..............       17        55.8       59.7        (3.9)
   13 through 24 months .............        6        33.1       35.3        (2.2)
   25 through 36 months .............       --          --         --          --
   37 through 48 months .............        5        30.5       33.4        (2.9)
   Greater than 48 months ...........        2         4.6        5.2        (0.6)
                                           ---      ------     ------      ------
      Total .........................       80      $295.8     $309.3      $(13.5)
                                           ===      ======     ======      ======

Non-investment Grade
   6 Months or less .................       11      $ 19.3     $ 20.8      $ (1.5)
   7 through 12 months ..............       22        32.5       35.4        (2.9)
   13 through 24 months .............        8        19.7       22.8        (3.1)
   25 through 36 months .............       --          --         --          --
   37 through 48 months .............        6        13.7       14.7        (1.0)
   Greater than 48 months ...........        4        19.4       24.3        (4.9)
                                           ---      ------     ------      ------
      Total .........................       51      $104.6     $118.0      $(13.4)
                                           ===      ======     ======      ======

Not Rated
      Total, all 6 Months or less ...        6      $  2.6     $  2.6           *
                                           ===      ======     ======      ======

         Grand Total ................      137      $403.0     $429.9      $(26.9)
                                           ===      ======     ======      ======

-----------
*    Less than $0.1 million

     Of the securities with unrealized losses, only one issuer had pretax unrealized losses greater than $2 million and was trading below 80% of book value at December 31, 2002. The Company views this decrease in value as being temporary, expects recovery in market value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold this security until maturity or a recovery in market value occurs.

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

     The Company's investments are managed by outside managers and advisors which follow the investment guidelines established by the Company. In conjunction with the review of investment guidelines, the Company also reviewed its overall investment program and the performance of its investment managers. Effective in March 2003, the Company consolidated the management of its fixed maturity securities portfolio with BlackRock, with the exception of a small portion allocated to a specialty high-yield manager. BlackRock has managed a portion of the Company's fixed maturity securities portfolio since 1994.

   Benefits, Claims and Settlement Expenses

                                               Year Ended        Growth Over
                                              December 31,       Prior Year
                                            ---------------   ----------------
                                             2002     2001    Percent   Amount
                                            ------   ------   -------   ------
Property and casualty....................   $410.2   $433.3      -5.3%  $(23.1)
Annuity..................................      0.8     (0.8)               1.6
Life.....................................     39.9     41.1      -2.9%    (1.2)
Corporate & other........................       --      2.0    -100.0%    (2.0)
                                            ------   ------             ------
   Total.................................   $450.9   $475.6      -5.2%  $(24.7)
                                            ======   ======             ======
Property and casualty
   statutory loss ratio:
      Before catastrophe losses..........     76.9%    83.0%              -6.1%
      After catastrophe losses...........     79.2%    85.2%              -6.0%
      Impact of litigation charges (a)...      0.3%      --                0.3%

-----------
(a) Under statutory accounting principles, the $1.6 million litigation charge described below in "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Net Income" is reflected in property and casualty claims and settlement expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as litigation charges in the Corporate and Other segment.

     In 2002, the Company's benefits, claims and settlement expenses reflected improvements in both the voluntary automobile and the homeowners statutory loss ratios, including catastrophe losses and the impact of litigation charges, as a result of favorable weather, loss containment initiatives and the favorable impact of the Company's restructuring of its Massachusetts automobile business. Favorable property and casualty current accident year loss trends were partially offset by adverse development in prior years' reserves, as described below. In 2001, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and by a high level of non-catastrophe weather-related losses.

     Excluding the $1.6 million provision for the costs of resolving class action lawsuits related to diminished value brought against the Company, net strengthening of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $20.7 million for the full year 2002, primarily related to (1) automobile loss reserves from accident years 2001 and years prior to 1997 and (2) loss adjustment expense reserves from the 2001 and 2000 accident years for both automobile and homeowners, compared to reserve strengthening of $14.5 million in 2001. Total reserves for property and casualty claims occurring in prior years, including involuntary business and the $1.6 million provision in 2002 for class action litigation, were strengthened $24.0 million in the current year, compared to $16.5 million for the year ended December 31, 2001. The Company's property and casualty net reserves were $272.6 million and $272.0 million at December 31, 2002 and 2001, respectively.

     As discussed in the 2000 and 2001 Form 10-Ks as previously filed, the Company's first material net reserve strengthening in more than 10 years occurred in the fourth quarter of 2000 and was related to a reduction of ceded reserves and an increase in reserves for the automobile line of business. The changes in the recorded amounts were based on analyses, which were impacted by then recent adverse claims emergence. Specifically with regard to the reduction of ceded reserves, prior to the fourth quarter of 2000, the Company analyzed ceded reserves related to four states' mandatory automobile facility business on an aggregate basis. As a result of unanticipated adverse ceded reserve development throughout the second and third quarters of 2000, additional analysis was performed which isolated differing claims emergence patterns in the Massachusetts automobile facility business, which was growing as a percentage of total facility business, as compared to the other three states. Based on this disaggregated analysis, the Company concluded that additional reserves were required. In addition, during the second and third quarters of 2000 the Company noted increases in paid severities in excess of the original expectations in its direct voluntary automobile line of business. The Company continued to monitor such severity trends until such time as the Company believed that they were sufficiently credible to require adjustment to the Company's loss and loss expense reserve projections. As a result, the Company revised its loss projections in the fourth quarter of 2000 to give greater weight to the increasing trend of loss severities.

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

     In the fourth quarter of 2002, the Company increased its reserves for prior accident years related primarily to (1) automobile loss reserves from accident years 2001, 2000 and years prior to 1997 and (2) allocated and unallocated loss adjustment expense reserves from the 2001 accident year for both automobile and homeowners. During the third and fourth quarters of 2002, the Company continued to closely monitor emerging trends in (1) the severity of payments on previously reported losses for voluntary automobile and (2) paid loss adjustment expenses for these prior accident years until such time as the Company believed that the trends were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its loss projections in the fourth quarter of 2002, incorporating the higher paid loss and loss adjustment expense trends.

     At the time each of the reserve analyses were performed, the Company believed that each estimate was based upon sound and correct methodology, that such methodology was appropriately applied and that there were no trends which indicated the likelihood of future strengthening.

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

     The following table quantifies the amount of fourth quarter 2002, third quarter 2002, second quarter 2001 and fourth quarter 2000 adverse/(favorable) development for each line of business and accident years to which the re-estimates relate:

                                                                    Other
                                          Voluntary     Total    Property &
                                 Total   Automobile   Property    Casualty
                                 -----   ----------   --------   ----------
Three months ended
December 31, 2002
-----------------
Accident Years:
   2001.......................   $ 0.2      $(1.0)      $ 0.7       $ 0.5
   2000.......................     7.3        5.4         1.0         0.9
   1999 & Prior...............     7.7        5.7         1.4         0.6
                                 -----      -----       -----       -----
      Total...................   $15.2      $10.1       $ 3.1       $ 2.0
                                 =====      =====       =====       =====

Three months ended
September 30, 2002
------------------
Accident Years:
   2001.......................   $ 7.6      $ 4.4       $ 1.2       $ 2.0
   2000.......................    (3.3)      (2.9)       (0.2)       (0.2)
   1999 & Prior...............     2.0        2.5         0.1        (0.6)
                                 -----      -----       -----       -----
      Total...................   $ 6.3      $ 4.0       $ 1.1       $ 1.2
                                 =====      =====       =====       =====

Three months ended
June 30, 2001
-------------
Accident Years:
   2000.......................   $ 1.6      $(0.7)      $ 0.7       $ 1.6
   1999.......................     3.7        3.1          --         0.6
   1998 & Prior...............     5.7        2.3          --         3.4
                                 -----      -----       -----       -----
      Total...................   $11.0      $ 4.7       $ 0.7       $ 5.6
                                 =====      =====       =====       =====

Three months ended
December 31, 2000
-----------------
Accident Years:
   1999.......................   $ 5.5      $ 3.6       $(0.1)      $ 2.0
   1998.......................     6.4        6.0         0.4          --
   1997 & Prior...............    12.8       12.8         1.8        (1.8)
                                 -----      -----       -----       -----
      Total...................   $24.7      $22.4       $ 2.1       $ 0.2
                                 =====      =====       =====       =====

     Non-catastrophe weather-related losses in the first and second quarters of 2001 were notably greater than historical experience, and the third quarter of 2001 reflected additional development related to these events. The statutory non-catastrophe property loss ratio by quarter and for the full years 2002, 2001, 2000 and 1999 was as follows:

                                                 2002   2001   2000   1999
                                                 ----   ----   ----   ----
Non-catastrophe property
   loss ratio for the:
      Quarter ended March 31..................   78.5%  85.1%  79.0%  81.9%
      Quarter ended June 30...................   75.4%  99.4%  91.4%  72.8%
      Quarter ended September 30..............   83.7%  99.7%  82.8%  78.1%
      Quarter ended December 31...............   58.3%  82.8%  80.7%  53.3%

      Year ended December 31..................   73.5%  91.5%  83.4%  71.0%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. The Company's actions have had a positive impact on the property loss ratio in 2002, accompanied by an expected decline in homeowners policies in force. Management expects that the impact of these changes will continue to be realized in 2003 and beyond. In light of experience and competitive actions in 2001 and 2002, the Company is continuing to aggressively increase homeowners rates. The Company has also initiated further tightening of underwriting guidelines, expanded reunderwriting of existing policies, implemented coverage and policy form restrictions in all states where permitted, and limited new homeowners business to educators in certain areas. In addition, due to the claims experience in the fourth quarter of 2001, the Company is conducting a program to reinspect a significant portion of its property book of business. The Company also continues to strengthen its homeowners policies' contract language to further protect the Company against water damage and mold claims. The Company has also begun the process of redesigning its claim handling procedures in order to better control loss costs. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     In July 2002, the Company announced the restructuring of its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service from consolidation of claims office locations throughout the U.S. into 6 offices compared to the previous 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers. In addition to the cost efficiencies anticipated from the new claims environment, the restructuring is expected to have a favorable impact on automobile and homeowners claim severity. The process of consolidating the offices into the six remaining locations was completed by the end of 2002, as scheduled, and there was notable progress in hiring additional staff needed in these locations. Installation and implementation of the new claims administration system, including related process changes, are planned for mid-2003.

     For 2002, incurred catastrophe losses for all lines were $11.9 million, compared to $11.2 million in 2001. Incurred catastrophe losses in 2001 included a net benefit of $1.1 million due to favorable development of reserves for 2000 catastrophe losses.

     The voluntary automobile loss ratio excluding catastrophe losses was 76.4% in 2002, including 0.4 percentage points due to the aforementioned class action lawsuits, compared to 77.6% for the prior year. The increase in average voluntary automobile premium per policy in 2002 exceeded the increase in average current accident year loss costs, as accident frequencies trended lower and severities increased modestly.

     The annuity benefits in 2002 consisted primarily of two components: (1) mortality charges for annuity contracts on payout status and (2) an increase in the guaranteed minimum death benefit ("GMDB") reserve on variable annuity contracts due to fluctuations in the financial markets. The annuity benefits recorded in 2001 were comprised of three components: (1) a release of reserves for certain supplementary contracts, resulting from a systems conversion, recorded in the third quarter of 2001, (2) the establishment of a GMDB reserve on variable annuity contracts in the third quarter of 2001 and (3) current period mortality experience on annuity contracts on payout status.

     Life mortality experience in 2002 was comparable to a year earlier. In 2001, the Company reduced life segment reserves by $2.6 million related to policy coverages that were no longer in force.

     As disclosed in the Company's Annual Report on Form 10-K for 2001, early in that year management discovered some deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remedy of this issue. The deficiencies in the testing procedures related to compliance with Internal Revenue Code ("IRC") Section 7702 (Definition of Life Insurance) were identified and corrected. Such a problem is not uncommon in the life insurance industry and is expected to be cured using Internal Revenue Service ("IRS") procedures that have been established specifically to address this type of situation. The Company recorded $2.0 million of policyholder benefits in the Corporate and Other segment in the fourth quarter of 2001, as well as $1.0 million of operating expense, which represented the Company's current best estimate of the costs to the Company to resolve these problems. In the second, third and fourth quarters of 2002, management further refined its analysis and confirmed that the charge recorded in the fourth quarter of 2001 continues to be its best estimate of the costs to the Company to resolve these problems. In October 2002, the Company filed documents with the IRS under the established procedures to specifically address issues related to IRC Section 7702. The Company is also in the process of identifying and correcting any related deficiencies and quantifying any potential exposure associated with IRC Section 7702A (Modified Endowment Contracts). The Company expects to make any subsequent IRS filings determined to be required under Section 7702A by the end of 2003.

     As a result of the tax status issue described above, the complexity of the Company's product underlying the policies in question, and the complexity of administering that product and other life products offered by the Company, management is re-evaluating its life product portfolio and related administrative system.

   Interest Credited to Policyholders

                               Year Ended       Growth Over
                              December 31,      Prior Year
                             -------------   ----------------
                              2002    2001   Percent   Amount
                             -----   -----   -------   ------

Annuity...................   $68.4   $67.9     0.7%     $0.5
Life......................    30.0    28.6     4.9%      1.4
                             -----   -----              ----
   Total..................   $98.4   $96.5     2.0%     $1.9
                             =====   =====              ====

     The fixed annuity average annual interest rate credited decreased to 4.8% for the year ended December 31, 2002, compared to 5.1% for the prior year. Offsetting the decline in the rate credited, the average accumulated fixed deposits increased 6.4% for the year ended December 31, 2002 compared to the prior year. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

   Operating Expenses

     In 2002, operating expenses increased $7.5 million, or 6.1%, compared to the prior year. The higher level of company-wide expense was due predominantly to increased employee benefits costs, including transition costs related to changes in the Company's pension plan, and reduced employee incentive compensation expenses in 2001. Excluding these factors, operating expenses for the two periods were approximately equal. The increase in these company-wide expenses impacted each of the Company's insurance segments.

     In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, were $6.2 million in 2002 and are currently estimated to be approximately $6.5 million for 2003, largely as a result of settlement accounting provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions, and the impact of declines in the market value of the pension plan's assets. The 2002 cost and 2003 cost estimate were increased during 2002 due to an updated review of the assumptions, particularly the market value of the plan's assets and anticipated lump sum distributions. Management believes that it has adopted realistic assumptions for investment returns, discount rates and mortality. To the extent that actual experience differs from the Company's assumptions, further adjustments may be required with the effects of these adjustments charged or credited to income and/or shareholders' equity for the period in which the adjustments are made.

     The Company's policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believes to be appropriate in light of the current volatility in the financial markets. Based on assumptions at the time of this Report on Form 10-K, the Company anticipates contributing approximately $6.5 million to the defined benefit pension plan in 2003. For the defined benefit pension plan, investments have been set aside in a trust fund.

     The total corporate expense ratio on a statutory accounting basis, excluding restructuring charges, was 22.6% for the year ended December 31, 2002,
0.7 percentage points lower than in 2001. The property and casualty statutory expense ratio was 24.4% for the year ended December 31, 2002, compared to 21.6% last year. The increase in the property and casualty statutory expense ratio primarily reflected (1) severance and other charges related to the restructure of the property and casualty claims operation, (2) the property and casualty segment's portion of the increase in company-wide operating expenses, (3) an increase in automobile new business commissions and (4) the required statutory classification of escrowed North Carolina rate dispute amounts.

   Amortization of Policy Acquisition Expenses and Intangible Assets

     For 2002, the combined amortization of policy acquisition expenses and intangible assets was $67.0 million, compared to $63.8 million recorded in 2001.

     Amortization of intangible assets was $5.7 million for the year ended December 31, 2002, compared to $5.8 million in 2001 and scheduled amortization of $5.5 million reported in the Company's Form 10-K for the year ended December 31, 2001. The decline reflected the elimination of amortization of goodwill as the result of the adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Amortization of goodwill was $1.6 million for the year ended December 31, 2001. Partially offsetting this factor was the December 2002 valuation of annuity value of business acquired in the 1989 acquisition of the Company ("Annuity VIF"), which resulted in an increase in amortization of $0.1 million for the year. The increase in amortization was due to lower than expected market appreciation, partially offset by the impact of realized investment losses and improvement in business persistency. A similar valuation in 2001 resulted in a decrease in amortization of $2.1 million.

     Policy acquisition expenses amortized for the year ended December 31, 2002 of $61.3 million were $3.3 million more than the prior year primarily related to the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months). The increase in amortization for the property and casualty segment was partially offset by a $0.9 million reduction in amortization for the annuity and life segments combined primarily as a result of the current year valuation compared to the impact of the 2001 valuation. In 2002, the favorable impact of realized investment losses in the valuation was nearly offset by lower than expected market performance in the annuity segment. The current year valuation reduced amortization $0.4 million for the life segment, compared to a reduction in amortization of $0.9 million in the prior year. For the annuity segment, the current year valuation decreased amortization $0.2 million, compared to an increase of $1.4 million in 2001.

   Income Tax Expense

     The effective income tax rate on income, including realized investment gains and losses and non-recurring items, was a benefit of 46.8% for the year ended December 31, 2002. In 2001, excluding the benefit related to the Company's dispute with the Internal Revenue Service regarding tax years 1994 through 1997, the effective income tax rate was 14.1%.

     Income from investments in tax-advantaged securities reduced the effective income tax rate 76.2 and 13.4 percentage points for the years ended December 31, 2002, and 2001, respectively. While the amount of income from tax-advantaged securities in the current year was comparable to 2001, the reduced level of income before income taxes in the current period resulted in this having a more significant impact on the effective income tax rate. The impact of tax advantaged securities in 2002 included 13.3 percentage points from the prior year's tax return. In 2002 and 2001, the Company's tax provision was reduced by $0.8 million and $3.0 million, respectively, reflecting the release of excess tax provision previously recorded representing 9.9 and 10.7 percentage points, respectively.

     The effective income tax rate on operating income, as defined below, before income taxes was 25.2% for the year ended December 31, 2002, compared to the effective income tax rate of 22.1% on the same basis for the prior year.

   Operating Income

     Operating income is a non-GAAP financial measure defined by the Company as net income before the after-tax impact of realized investment gains and losses and non-recurring items. Non-recurring items in 2002 were comprised of restructuring charges, debt retirement costs and class action litigation charges. In 2001, non-recurring items were restructuring charges partially offset by an adjustment to the provision for prior years' taxes. A reconciliation of Operating Income to Net Income is provided in the following topic, "Net Income." Management utilizes the operating income measure as a gauge of the Company's underlying and ongoing business results.

     For the year ended December 31, 2002, operating income benefited from positive developments in the Company's property and casualty segment including: the impact of rate increases on earned premiums; improved 2002 accident year loss trends; lower weather-related losses; and the Company's restructuring of its Massachusetts automobile business. In addition, operating income in 2002 benefited from the January 1, 2002 discontinuance of goodwill amortization. These positive prior year comparisons were partially offset by greater adverse development of property and casualty prior years' reserves. Operating income in 2002 was also negatively affected by (1) decreases in investment income due to lost income related to investment credit issues and declining interest rates,
(2) tightening margins on variable annuities resulting from adverse market conditions and (3) higher company-wide operating expenses resulting primarily from transition costs related to changes in the Company's retirement plans and lower employee incentive compensation in 2001.

     Based on the Company's full year 2002 results and generally positive operating trends, at the time of this Report on Form 10-K and consistent with disclosure in the Company's fourth quarter earnings release management anticipates that 2003 full year operating income will be within a range of $1.25 to $1.35 per share, which includes an approximate $0.09 reduction in per share operating earnings as a result of the Company's capital transactions completed in the fourth quarter of 2002. (See also "Liquidity and Financial Resources -- Capital Resources.") This projection also reflects management's anticipation of further improvement in the property and casualty statutory combined ratio mitigated by compression in the Company's annuity margins and pressure on investment income. As described in "Critical Accounting Policies," certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate.

   Operating income by segment was as follows:

                                                           Year Ended       Growth Over
                                                          December 31,      Prior Year
                                                         -------------   ----------------
                                                          2002    2001   Percent   Amount
                                                         -----   -----   -------   ------
Property & casualty
   Before catastrophe losses..........................   $27.7   $12.5              $15.2
   Catastrophe losses, after tax......................    (7.8)   (7.3)              (0.5)
                                                         -----   -----              -----
      Total including catastrophe losses..............    19.9     5.2               14.7
Annuity...............................................    17.0    20.6    -17.5%     (3.6)
Life .................................................    18.9    18.7      1.1%      0.2
Corporate and other expense...........................    (1.6)   (3.0)               1.4
Interest expense, after tax...........................    (5.5)   (5.9)               0.4
                                                         -----   -----              -----
      Total...........................................   $48.7   $35.6     36.8%    $13.1
                                                         =====   =====              =====
      Total before catastrophe losses.................   $56.5   $42.9     31.7%    $13.6
                                                         =====   =====              =====

Property and casualty statutory combined ratio:
   Before catastrophe losses..........................   101.3%  104.6%              -3.3%
   After catastrophe losses...........................   103.6%  106.8%              -3.2%
   Expense ratio impact of restructuring charges(a)...     0.8%     --                0.8%

   Loss ratio impact of litigation charges(b).........     0.3%     --                0.3%

   ----------

   a) Under statutory accounting principles, the $4.2 million pretax restructuring charge is reflected in property and casualty operating expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as restructuring charges in the Corporate and Other segment.

   (b)  See footnote (a) on page F-13.

     Property and casualty segment operating income of $19.9 million for 2002 increased $14.7 million compared to the prior year. Excluding the $1.0 million after-tax provision for class action litigation, development of prior years' reserves decreased operating income $14.6 million after tax in 2002, primarily recorded in the third and fourth quarters. For 2001, the Company strengthened prior years' reserves by $10.7 million after tax, primarily recorded in the second and fourth quarters. Compared to a year earlier, 2002 property and casualty segment operating income primarily reflected favorable trends in average premium versus loss costs for the 2002 accident year, favorable weather and benefits from restructuring its Massachusetts automobile business, partially offset by increases in claim adjustment expenses and company-wide operating expenses. For the Company, losses from catastrophes increased slightly compared to 2001, while non-catastrophe weather-related losses decreased.

     For 2002, the Company's increase in average voluntary automobile insurance premium per policy exceeded the increase in average current accident year loss costs, as accident frequencies trended lower and severities increased modestly. The Company is continuing to approach the pricing and underwriting of its homeowners products aggressively, to accelerate margin recovery. And, due to homeowners loss experience in the fourth quarter of 2001, the Company identified additional initiatives. Actions include further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, limited coverage of new homeowners business to educators in certain areas, reinspection of the homeowners book of business and redesign of the Company's claim handling procedures. (See also the following topic "Net Income.")

     The property and casualty statutory combined ratio improved 3.2 percentage points, compared to 2001. Adverse development of prior years' reserves represented 4.6 percentage points of the combined ratio in 2002, compared to 3.2 percentage points in 2001. In spite of the increase in this factor, the statutory loss ratio for the segment improved 6.0 percentage points compared to the prior year. However, the statutory expense ratio increased 2.8 percentage points, primarily reflecting 0.8 percentage points due to charges related to the restructure of the claims operation, as well as this segment's portion of the increase in company-wide operating expenses, an increase in automobile new business commissions and the required statutory classification of escrowed North Carolina rate dispute amounts.

     Annuity segment operating income in 2002 decreased $3.6 million compared to the prior year. Current year income, particularly in the last six months, was adversely impacted by reductions in investment income, due to lost income related to investment credit issues and declining interest rates and the increase in company-wide operating expenses. Valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at December 31, 2002, including lower than expected market appreciation offset by the impact of realized investment losses and improved business persistency, resulted in a minimal net impact on amortization for the year. Similar valuations a year earlier decreased after-tax amortization $0.5 million for the year. An increase in the GMDB reserves reduced current year operating income by $0.3 million. The Company's GAAP GMDB reserve was initially established in the third quarter of 2001 resulting in a $0.3 million charge to operating income in that year. Variable account fee income for the current period was slightly less than in 2001, with adverse market conditions more than offsetting the growth in annuity deposits and improved retention. Variable accumulated funds on deposit were $0.9 billion at December 31, 2002, $153.9 million, or 15.3%, less than a year earlier. Fixed accumulated cash value of $1.5 billion was $112.3 million, or 8.1%, greater than December 31, 2001.

     Life segment operating income was comparable to the prior year. Valuation of life segment deferred acquisition costs at December 31, 2002 resulted in a reduction in amortization of $0.3 million after tax due to the impact of realized investment gains and losses. In the prior year, amortization decreased $0.6 million after tax as a result of the valuation. Mortality experience on ordinary life business was comparable to 2001. In 2001, life segment operating income reflected a $1.7 million after tax benefit as a result of a reserve reduction.

     The reduction in the operating loss for the corporate and other segment compared to 2001 primarily reflected the change in accounting, which was effective January 1, 2002, that eliminated goodwill amortization. For the year ended December 31, 2001, amortization of goodwill was $1.6 million, or 4 cents per share. In 2001, the operating loss for the corporate and other segment reflected (1) an after-tax charge of $2.7 million related to problems with the life insurance tax status of certain of the Company's life policies and also (2) a $3.0 million reduction of the Company's tax provision reflecting the release of excess tax provision previously recorded.

   Net Income

                Reconciliations of Operating Income to Net Income

                                                              Year Ended        Growth Over
                                                             December 31,       Prior Year
                                                           ---------------   ----------------
                                                            2002     2001    Percent   Amount
                                                           ------   ------   -------   ------
Operating income........................................   $ 48.7   $ 35.6     36.8%   $ 13.1
Realized investment losses..............................    (32.2)    (6.5)             (25.7)
Restructuring charges...................................     (2.7)    (4.8)               2.1
Debt retirement costs...................................     (1.5)      --               (1.5)
Litigation charges......................................     (1.0)      --               (1.0)
Adjustment to the provision for prior years' taxes......       --      1.3               (1.3)
                                                           ------   ------             ------
      Net income........................................   $ 11.3   $ 25.6    -55.9%   $(14.3)
                                                           ======   ======             ======

Per share, diluted:
   Operating income.....................................   $ 1.18   $ 0.87     35.6%   $ 0.31
   Realized investment losses...........................    (0.77)   (0.15)             (0.62)
   Restructuring charges................................    (0.07)   (0.12)              0.05
   Debt retirement costs................................    (0.04)      --              (0.04)
   Litigation charges...................................    (0.02)      --              (0.02)
   Adjustment to the provision for prior years' taxes...       --     0.03              (0.03)
                                                           ------   ------             ------
      Net income........................................   $ 0.28   $ 0.63    -55.6%   $(0.35)
                                                           ======   ======             ======

     Net income includes net realized investment gains and losses and non-recurring items reflected in the Corporate and Other segment. After-tax realized investment losses are described in "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Realized Investment Gains and Losses."

     In addition to the changes in after-tax realized investment losses and operating income, the Company recorded non-recurring items in 2002 and 2001, totaling $(5.2) million after tax, or $(0.13) per share, and $(3.5) million after tax, or $(0.09) per share, respectively.

     In July 2002, the Company announced the restructuring of its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service from consolidation of claims office locations throughout the U.S. into 6 offices compared to the previous 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers. The Company expects that these claims actions will have a positive impact on earnings in 2003 and beyond. In addition to the cost efficiencies anticipated from the new claims environment, the restructuring is expected to have a favorable impact on automobile and homeowners claim severity. Charges of $2.7 million after tax, or $0.07 per share, for employee termination costs, representing severance, vacation buy-out, related payroll taxes and the impact of accelerated retirements on the Company's defined benefit pension plan, and other costs related to the office closures were recorded as a non-operating restructuring charge in the Company's financial statements for the year ended December 31, 2002. Approximately 135 employees with management, professional and clerical responsibilities were impacted by the office consolidations.

     In May, September and October, 2002, the Company used a portion of the proceeds from the sale of its Convertible Notes to repay the outstanding balance under its former Bank Credit Agreement and repurchase $71.4 million of its outstanding Senior Notes and $53.0 million aggregate principal amount, $25.2 million carrying value, of its outstanding Convertible Notes. In December 2002, the Company also repurchased an additional $56.0 million aggregate principal amount, $26.6 million carrying value, of its outstanding Convertible Notes. As consideration for this repurchase, the Company issued 1.8 million shares of its common stock. The debt retirement in 2002 resulted in a net after-tax charge of $1.5 million, or $0.04 per share, which was reflected in net income. See also "Liquidity and Financial Resources -- Capital Resources."

     In June 2002, the Company recorded an after-tax charge of $1.0 million, or $0.02 per share, to net income, representing the Company's best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. A final court hearing on this matter was held on December 18, 2002, at which time the settlement was approved and was within the amount previously accrued by the Company. Management believes that, based on facts and circumstances available at this time, the amount recorded will be adequate to resolve the matters.

     In 2001, the Company reached conclusion on its strategic direction for automobile business in the State of Massachusetts. As further described in "Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 -- Net Income," the Company recorded charges of $4.8 million after tax, or $0.12 per share, related to actions to restructure its presence in the Massachusetts automobile market.

     Also in 2001, the Company recorded non-operating federal income tax benefits of $1.3 million, or $0.03 per share, due to resolution of the Company's liability for the 1997 tax year.

     Return on shareholders' equity based on net income was 2% for the year ended December 31, 2002.

Results of Operations -- Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                  Year Ended        Growth Over
                                                 December 31,       Prior Year
                                               ---------------   ----------------
                                                2001     2000    Percent   Amount
                                               ------   ------   -------   ------
Automobile and property (voluntary).........   $496.6   $473.2      4.9%    $23.4
Annuity deposits............................    239.1    206.4     15.8%     32.7
Life .......................................    117.2    121.8     -3.8%     (4.6)
                                               ------   ------              -----
   Subtotal - core lines....................    852.9    801.4      6.4%     51.5
Involuntary and other property & casualty...     22.7     20.3     11.8%      2.4
                                               ------   ------              -----
   Total....................................   $875.6   $821.7      6.6%    $53.9
                                               ======   ======              =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                  Year Ended        Growth Over
                                                 December 31,       Prior Year
                                               ---------------   ----------------
                                                2001     2000    Percent   Amount
                                               ------   ------   -------   ------
Automobile and property (voluntary).........   $485.5   $469.4      3.4%    $16.1
Annuity.....................................     14.9     17.0    -12.4%     (2.1)
Life .......................................     92.0     91.7      0.3%      0.3
                                               ------   ------              -----
   Subtotal - core lines....................    592.4    578.1      2.5%     14.3
Involuntary and other property & casualty...     22.8     20.6     10.7%      2.2
                                               ------   ------              -----
   Total....................................   $615.2   $598.7      2.8%    $16.5
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

     At December 31, 2001, the Company's exclusive agency force totaled 867, an 11.3% decline from a year earlier. The number of experienced agents in the agent force, 553, was down 17.2% at December 31, 2001, compared to a year earlier. The total agent count decreased due primarily to terminations of less-productive agents. As a result, overall agent productivity continued to increase, and for the full year, average agent productivity was 37.6% higher than in 2000.

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

     In March 2000, following lengthy negotiations, the North Carolina Rate Bureau and that state's Commissioner of Insurance agreed to settle the outstanding 1994, 1996 and 1999 private passenger automobile insurance rate filing cases resulting in an adverse impact of approximately $250 million for the insurance industry. Horace Mann's portion of the adverse settlement was $3.0 million pretax, comprised of $2.3 million in premium refunds and $0.7 million in interest charges. For the year ended December 31, 2001, North Carolina was the Company's second largest property and casualty state representing approximately 7% of total property and casualty premiums.

     In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau has voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau are anticipated to have an adverse impact of approximately $350 million for the insurance industry. It was estimated that the Company's earned premiums would be negatively impacted by approximately $2 million and $3 million in 2002 and 2003, respectively. In addition, the difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders.

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

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88%, equal to the 12 months ended December 31, 2000 despite implemented rate increases over the period. The Company plans additional rate increases in 2002 and beyond, with primary emphasis on the homeowners line, which are expected to have an adverse impact on retention of homeowners policies in force. Business initiatives, together with price increases implemented and planned, are expected to return the Company to rate adequacy, with average premium growth keeping pace with average loss experience over time.

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

     In October 2001, the Company changed its strategic direction for automobile business in the state of Massachusetts, forming a marketing alliance with an unaffiliated company, The Commerce Group, Inc. ("Commerce"). Through this alliance, by January 1, 2002, Horace Mann's agents are authorized to offer Massachusetts customers automobile insurance policies, written by

Commerce, while continuing to write Horace Mann's other products in Massachusetts, including retirement annuities and property and life insurance. Horace Mann ceased writing automobile insurance policies in Massachusetts on December 31, 2001. For the full year 2001, premiums written in Massachusetts for voluntary automobile business were $18.9 million and for involuntary residual market business were $7.8 million. In 2002, premiums written for this business were reduced to zero, and premiums earned were reduced significantly, reflecting run-off of the policies in force at December 31, 2001. For the full year 2001, claims and settlement expenses in Massachusetts for voluntary automobile business were $9.1 million and for involuntary residual market business were $11.5 million. Claims and settlement expenses in 2002 reflected run-off of the business and a decline in exposure to loss, as the Company's policies written in the prior 12 months expired.

     Growth in annuity contract deposits reached double-digit levels for the year ended December 31, 2001. In September 2000, the Company more than tripled the number of choices available to its customers by introducing 21 new investment options in its tax-deferred annuity product line. At the same time, the Company provided its agents with proprietary asset allocation software that assists educator customers in selecting the best retirement investment options based on their risk tolerance and investment objectives. The fourth quarter of 2000 was the first full quarter with the expanded investment options. New annuity contract deposits of $64.2 million for the three months ended December 31, 2001 increased 7.0%, compared to contract deposits of $60.0 million for the same period in 2000.

     Compared to the full year 2000, new annuity deposits increased 15.8%, reflecting a 45.8% increase in new single premium and rollover deposits and a 3.8% increase in scheduled deposits received. New deposits to variable accounts decreased 3.4%, or $4.1 million, and new deposits to fixed accounts were 43.1% higher than in 2000. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed investment return option to the variable investment return options over 3-month, 6-month or 12-month periods. Variable accumulated funds on deposit at December 31, 2001 were $1.0 billion, $26.7 million less than a year earlier, a 2.6% decrease including the impact of a decline in financial market values. Variable accumulated deposit retention improved 8.3 percentage points over the 12 months to 92.4%, reflecting improvement following the Company's expansion of variable investment options and implementation of proprietary asset allocation software. Fixed accumulated cash value retention for the 12 months ended December 31, 2001 was 93.4%, 4.7 percentage points better than in 2000. Fixed accumulated cash value was $1.4 billion at December 31, 2001, $61.9 million, or 4.6%, more than a year earlier. The number of annuity contracts outstanding increased 7.8%, or 10,000 contracts, compared to December 31, 2000.

     In 2000, the Company took actions to increase the variable options available to customers, as described above, and also took steps to improve the returns of its proprietary mutual funds. For the twelve months ended December 31, 2001, the amount of variable deposit surrenders was 54% lower than for the same period last year. The amount of fixed deposit surrenders decreased 41% compared to 2000.

     In January 2002, the Company announced that it had been selected as one of four providers of fixed and variable annuity options to Chicago, Illinois public school employees. The Chicago Public Schools is the third-largest school district in the U.S. Beginning in April 2002, the Company is partnering with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster growth in its annuity business.

     For the twelve months ended December 31, 2001, annuity segment contract charges earned decreased 12.4%, or $2.1 million, compared to the twelve months of 2000. Improvements in retention of variable and fixed accumulated values, as described above, resulted in a decline in surrender fees earned. Also, declines in average market values reduced the Company's variable deposit fee revenues.

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

   Benefits, Claims and Settlement Expenses

                                                 Year Ended        Growth Over
                                                December 31,       Prior Year
                                              ---------------   ----------------
                                               2001     2000    Percent   Amount
                                              ------   ------   -------   ------

Property and casualty......................   $433.3   $417.4      3.8%    $15.9
Annuity....................................     (0.8)     1.6               (2.4)
Life.......................................     41.1     47.0    -12.6%     (5.9)
Corporate & other..........................      2.0       --                2.0
                                              ------   ------              -----
   Total...................................   $475.6   $466.0      2.1%    $ 9.6
                                              ======   ======              =====

Property and casualty statutory loss ratio:
      Before catastrophe losses............     83.0%    81.9%               1.1%
      After catastrophe losses.............     85.2%    85.2%                --

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

     At December 31, 2001, the Company increased reserves for property and casualty claims occurring in prior years by an additional $5 million. Ceded and assumed reserves were strengthened by $6.4 million, primarily as a result of an updated review of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. That strengthening was partially offset by $1.7 million of favorable development of reserves on the Company's direct automobile business. The Company's property and casualty net reserves were $272 million and $250 million at December 31, 2001 and 2000, respectively. See also "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Benefits, Claims and Settlement Expenses."

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

                                               2001   2000   1999
                                               ----   ----   ----
Non-catastrophe property loss ratio for the:
   Quarter ended March 31...................   85.1%  79.0%  81.9%
   Quarter ended June 30....................   99.4%  91.4%  72.8%
   Quarter ended September 30...............   99.7%  82.8%  78.1%
   Quarter ended December 31................   82.8%  80.7%  53.3%

   Year ended December 31...................   91.5%  83.4%  71.0%

     After determining that the increase in non-catastrophe property losses experienced in the early months of 2000 was due to underlying loss trends, rather than the normal cyclicality of the property business, management began and has continued to implement pricing, underwriting and loss control initiatives. Although the Company's actions began to have a positive impact, with minimal effect on policy retention through 2001, management anticipated that the full impact of these changes would not be realized until 2002 and beyond. In light of experience and competitive actions in 2001, future rate increases were anticipated to be more aggressive than the Company's original plans. The Company has also initiated further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, and limited coverage of new homeowners business to educators in certain areas. In addition, due to the claims experience in the fourth quarter of 2001, the Company has initiated a significant reinspection program of its property book of business. The Company also is strengthening its homeowners policies' contract language to further protect the Company against water damage and mold claims. The Company has also begun the process of redesigning its claim handling procedures in order to better control loss costs. Management anticipates that these actions will enable the Company to improve the profitability of its existing book of homeowners business and attract new business that meets its profitability standards.

     For 2001, incurred catastrophe losses for all lines were $11.2 million, including a net benefit of $1.1 million due to favorable development of reserves for 2000 catastrophe losses. Incurred catastrophe losses were $16.2 million in 2000.

     The voluntary automobile loss ratio excluding catastrophe losses was 77.6% for full year 2001, compared to 80.9% in 2000. Strengthening of prior years' reserves increased the voluntary automobile loss ratio by 2.0 and 5.4 percentage points in 2001 and 2000, respectively. The voluntary automobile loss ratio, excluding both catastrophe losses and prior years' reserve strengthening, was 75.6% in 2001, consistent with the prior year's results. The increase in average voluntary automobile premium per policy in 2001 nearly kept pace with the increase in average current accident year loss costs due to a favorable result in the fourth quarter of 2001, wherein the growth in premiums exceeded the growth in loss costs.

     The annuity benefits of $(0.8) million recorded in 2001 were comprised of three components. They were: (1) a release of reserves for certain supplementary contracts recorded in the third quarter of 2001, (2) a guaranteed minimum death benefit reserve on variable annuity contracts established in the third quarter of 2001, and (3) current period mortality experience on annuity contracts in payout status. Annuity benefits were $1.6 million in 2000, including $1.3 million attributable to mortality experience on annuity contracts on payout status resulting from the application of a more refined reserving model.

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

     Early in 2001, management discovered some deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remedy of this issue. The deficiencies in the testing procedures related to compliance with IRC Section 7702 (Definition of Life Insurance) have been identified and corrected. As of December 31, 2001, the Company was still in the process of quantifying the financial impact of these errors, as well as finalizing the strategy for remedying the problems caused by them. Such a problem is not uncommon in the life insurance industry and is expected to be cured using standard Internal Revenue Service ("IRS") procedures that have been established specifically to address this type of situation. The $2.0 million of policyholder benefits recorded in the Corporate and Other segment in 2001, as well as $1.0 million of operating expense, represent the Company's current best estimate of the costs to the Company to resolve these problems. See also "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Benefits Claims and Settlement Expenses."

     As a result of the tax status issue described above, the complexity of the Company's product underlying the policies in question, and the complexity of administering that product and other life products offered by the Company, management is re-examining the life product portfolio and related administrative system.

   Interest Credited to Policyholders

                                            Year Ended       Growth Over
                                           December 31,      Prior Year
                                          -------------   ----------------
                                           2001    2000   Percent   Amount
                                          -----   -----   -------   ------

Annuity................................   $67.9   $66.1     2.7%     $1.8
Life...................................    28.6    26.5     7.9%      2.1
                                          -----   -----              ----
   Total...............................   $96.5   $92.6     4.2%     $3.9
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

     The total corporate expense ratio on a statutory accounting basis was 23.3% for the year ended December 31, 2001, 0.9 percentage points less than 2000. The property and casualty expense ratio was 21.6% for the year ended December 31, 2001, compared to 20.8% for the prior year.

     Effective April 1, 2002, current participants in the Company's defined benefit and supplemental defined benefit retirement plans stopped accruing any new benefits under these plans, but will continue to retain the benefits they have accrued to date. The settlement costs for the defined benefit plans are based upon assumptions of future events. At the time the 2001 Annual Report on Form 10-K was filed, defined benefit plan settlement costs were anticipated to increase by approximately $3 million in 2002 due to an increase in the number of expected retirements. To the extent that actual experience differs from those assumptions, adjustments may be required with the effects of these adjustments charged or credited to income for the period in which the adjustments are made.

   Amortization of Policy Acquisition Expenses and Intangible Assets

     For 2001, the combined amortization of policy acquisition expenses and intangible assets was $63.8 million, compared to the $64.8 million recorded in 2000.

     Amortization of intangible assets decreased to $5.8 million for the year ended December 31, 2001, compared to $8.8 million for the same period in 2000. The decline reflected the lower level of amortization of the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"), comprised of the scheduled decrease in amortization reported in the Company's Form 10-K for the year ended December 31, 2000 and the favorable impact of improved persistency on the valuation of Annuity VIF.

     Amortization of intangible assets includes goodwill amortization of $1.6 million in both 2001 and 2000. Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," eliminates the amortization of goodwill for fiscal years beginning after December 15, 2001.

     Policy acquisition expenses amortized for the year ended December 31, 2001 of $58.0 million were $2.0 million more than the prior year primarily attributable to the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months).

   Income Tax Expense

     Excluding the benefits in both 2001 and 2000 related to the Company's dispute with the Internal Revenue Service ("IRS") regarding tax years 1994 through 1997, the effective income tax rate on income including realized investment gains and losses was 14.1% for the year ended December 31, 2001, compared to (24.7%) for 2000.

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

     As previously reported, the Company had been contesting proposed additional federal income taxes relating to a settlement agreement with the IRS for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20 million, representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In the third and fourth quarters of 2000, the 1994 through 1996 exposure was resolved for an amount that was $8.7 million less than was previously accrued and that amount was included in net income for the year ended December 31, 2000. In the third quarter of 2001, the Company's liability for the 1997 tax year was resolved, resulting in a release of $1.3 million that had previously been accrued for that tax year. That amount was included in net income for the year ended December 31, 2001. The benefits of these dispute resolutions were excluded from the determination of reported operating income.

   Operating Income

     Operating income is a non-GAAP financial measure defined by the Company as net income before the after-tax impact of realized investment gains and losses and non-recurring items. Non-recurring items in 2001 were restructuring charges partially offset by an adjustment to the provision for prior years' taxes. In 2000, non-recurring items were restructuring charges and litigation charges partially offsetting an adjustment to the provision for prior years' taxes. Management utilizes the operating income measure as a gauge of the Company's underlying and ongoing business results.

     For the year ended December 31, 2001, operating income was adversely affected primarily by strengthening of prior years' property and casualty claim reserves and by a higher level of losses from severe weather than the prior year. As described in "Critical Accounting Policies," certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made.

     In addition to strengthening of prior years' property and casualty claim reserves and adverse homeowners loss experience, the Company's 2001 operating income reflected the following items:

     . An after-tax charge of $2.7 million, representing the Company's current best estimate of the costs required to remedy problems with the life insurance tax status of certain of its life policies;

     . An after-tax charge of $0.9 million, reflecting the Company's portion of industry assessments related to the insolvency of the Reliance Insurance Group;

     . A $3.0 million reduction of the Company's tax provision, reflecting the release of excess tax provision previously recorded;

     . A $1.7 million after-tax reduction in life insurance reserves related to policy coverages that are no longer in force; and

     . A $0.8 million after-tax reduction in reserves for supplementary contracts.

   Operating income by segment was as follows:

                                                    Year Ended        Growth Over
                                                   December 31,       Prior Year
                                                  --------------   ----------------
                                                   2001    2000    Percent   Amount
                                                  -----   ------   -------   ------
Property & casualty
   Before catastrophe losses...................   $12.5   $ 19.4    -35.6%    $(6.9)
   Catastrophe losses, after tax...............    (7.3)   (10.5)               3.2
                                                  -----   ------              -----
      Total including catastrophe losses.......     5.2      8.9    -41.6%     (3.7)
Annuity........................................    20.6     19.3      6.7%      1.3
Life ..........................................    18.7     12.9     45.0%      5.8
Corporate and other expense....................    (3.0)    (9.4)               6.4
Interest expense, after tax....................    (5.9)    (6.6)               0.7
                                                  -----   ------              -----
      Total....................................   $35.6   $ 25.1     41.8%    $10.5
                                                  =====   ======              =====
      Total before catastrophe losses..........   $42.9   $ 35.6     20.5%    $ 7.3
                                                  =====   ======              =====

Property and casualty statutory combined ratio:
      Before catastrophe losses................   104.6%   102.7%               1.9%
      After catastrophe losses.................   106.8%   106.0%               0.8%

     Property and casualty segment operating income was lower than in 2000 due primarily to adverse experience on homeowners business. During 2001, the Company's increase in average voluntary automobile insurance premium per policy nearly kept pace with the increase in average loss costs for the current accident year. The Company continued to approach the pricing and underwriting of its homeowners products aggressively, to accelerate margin recovery. And, due to homeowners loss experience in the fourth quarter of 2001, the Company has identified additional initiatives. Actions include further tightening of underwriting guidelines, expanded reunderwriting of existing policies, coverage and policy form restrictions in all states where permitted, limited coverage of new homeowners business to educators in certain areas, reinspection of the homeowners book of business and redesign of the Company's claim handling procedures. An adverse industry settlement of outstanding automobile insurance rate filing cases for 1994, 1996 and 1999 in North Carolina, including interest, reduced the Company's property and casualty segment operating income by $1.9 million after tax in 2000.

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

     Annuity segment operating income in 2001 reflected reduced fee income related to decreases in both variable deposit market values and surrender charges for fixed and variable deposits. In addition, operating expenses increased in 2001, reflecting the growth in annuity business volume. For 2001, the net interest margin was slightly more than the prior year while fees and contract charges earned decreased 12.4%. These factors were offset by
(1) the favorable impact of financial market performance on valuations of deferred policy acquisition costs and valuation of business acquired and (2) the release of reserves for certain annuity contracts on payout status. In 2000, annuity segment operating income was reduced by $1.0 million due to mortality experience on annuity contracts on payout status primarily as a result of application of a more accurate reserving model. Variable accumulated funds on deposit were $1.0 billion at December 31, 2001, $26.7 million, or 2.6%, less than 12 months earlier. Fixed accumulated cash value of $1.4 billion was $61.9 million, or 4.6%, greater than December 31, 2000.

     Life insurance earnings increased compared to 2000 due primarily to better than expected mortality and group disability results, as well as the $1.7 million reserve reduction recorded in 2001.

     In 2001, the Corporate and Other Expense category in the preceding table reflected (1) an after-tax charge of $2.7 million related to problems with the life insurance tax status of certain of the Company's life policies and also (2) a $3.0 million reduction of the Company's tax provision reflecting the release of excess tax provision previously recorded. In 2000, the Corporate and Other Expense category reflected higher holding company expenses, including charges related to the chief executive officer transition.

   Net Income

                Reconciliations of Operating Income to Net Income

                                     Year Ended        Growth Over
                                    December 31,       Prior Year
                                  ---------------   ----------------
                                   2001     2000    Percent   Amount
                                  ------   ------   -------   ------

Operating income...............   $ 35.6   $ 25.1     41.8%   $ 10.5
Realized investment losses.....     (6.5)    (6.4)              (0.1)
Restructuring charges..........     (4.8)    (1.5)              (3.3)
Litigation charges.............       --     (5.1)               5.1
Adjustment to the provision
   for prior years' taxes......      1.3      8.7               (7.4)
                                  ------   ------             ------
         Net income............   $ 25.6   $ 20.8     23.1%   $  4.8
                                  ======   ======             ======

Per share, diluted:
   Operating income............   $ 0.87   $ 0.61     42.6%   $ 0.26
   Realized investment losses..    (0.15)   (0.15)      --        --
   Restructuring charges.......    (0.12)   (0.04)             (0.08)
   Litigation charges..........       --    (0.12)              0.12
   Adjustment to the provision
      for prior years' taxes...     0.03     0.21              (0.18)
                                  ------   ------             ------
         Net income............   $ 0.63   $ 0.51     23.5%   $ 0.12
                                  ======   ======             ======

     Net income, which includes realized investment gains and losses, restructuring charges, litigation charges and adjustments to the provision for prior years' taxes, for the year ended December 31, 2001 increased by $4.8 million, or 23.1%, and net income per diluted share increased by 23.5% compared to 2000. This change included the $10.5 million increase in operating income. After-tax realized investment losses were comparable for the two periods. As discussed above in "Income Tax Expense," net income reflected resolution of federal income tax exposures, which increased net income by $1.3 million and $8.7 million for the years ended December 31, 2001 and 2000, respectively. In addition, net income in 2000 reflected an after-tax charge of $5.0 million due to litigation regarding the Company's disability insurance product.

     The Company recorded restructuring charges in both 2001 and 2000. As described above in "Insurance Premiums and Contract Charges," in 2001 the Company changed its strategic direction for automobile business in the state of Massachusetts. On December 31, 2001, Horace Mann ceased writing automobile business in that state. On October 18, 2001 the Company paid $6.4 million to the Commonwealth Automobile Reinsurers ("C.A.R.") as full payment of its proportionate liability to C.A.R. for policy years 2002 and beyond. That payment and other related expenses of approximately $1 million resulted in an after-tax charge of $4.7 million, or $0.12 per share, reflected as a non-operating income restructuring charge. All of the restructuring charges incurred in 2001 related to Massachusetts automobile business were paid by December 31, 2001. In 2000, the Company recorded an after-tax charge of $1.5 million, or $0.04 per share, as a result of the restructuring of the Company's group insurance business and its credit union marketing group. Restructuring charges have been separately identified in the Statements of Operations for the years ended December 31, 2001 and 2000.

     Return on shareholders' equity based on net income was 6% for the year ended December 31, 2001.

Liquidity and Financial Resources

   Special Purpose Entities

     At December 31, 2002, 2001 and 2000, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

   Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 25% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2002, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC's third largest shareholder with 8% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2002, is the investment advisor for two of the mutual funds offered to the Company's annuity customers.

   Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At December 31, 2002, fixed income securities represented 95.7% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.4% was investment grade and 99.9% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 2002.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 4.8 years at December 31, 2002 and 5.0 years at December 31, 2001. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

     Additional discussion of the Company's investment guidelines is included in "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Realized Investment Gains and Losses."

   Cash Flow

     The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow in excess of these amounts has been used to fund business growth, retire short-term debt, pay dividends to shareholders and repurchase shares of the Company's common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term debt.

     Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2002, net cash provided by operating activities was somewhat higher than in the prior year. In 2002, the Company made a cash contribution to its defined benefit pension plan trust fund of $7.9 million, of which $1.8 million represented the actuarially-determined required minimum amount.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2003 without prior approval are approximately $43 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

     Financing Activities

     Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company's common stock, and borrowings, repayments and repurchases related to the Company's debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments its other reinsurance program, have been charged directly to additional paid-in capital.

     In May 2002, the Company issued $353.5 million aggregate principal amount of 1.425% Senior Convertible Notes ("Convertible Notes"), which will mature on May 14, 2032, at a discount of 52.5%. At a meeting held on September 10 and 11, 2002, the Company's Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Convertible Notes. As of December 31, 2002, net proceeds from the sale of the Convertible Notes have been used to (1) repay the $53.0 million balance outstanding under the previous Bank Credit Agreement on May 14, 2002, (2) repurchase a total of $71.4 million aggregate principal amount of the Company's outstanding 6 5/8% Senior Notes due January 15, 2006 ("Senior Notes") at an aggregate cost of $74.7 million, and (3) repurchase $53.0 million aggregate principal amount, $25.2 million carrying value, of the Company's outstanding Convertible Notes at an aggregate cost of $22.8 million. The remaining proceeds were used for general corporate purposes. (See also "Liquidity and Financial Resources -- Capital Resources" for additional description of the Convertible Notes, including a non-cash repurchase completed in December 2002.)

     For the year ended December 31, 2002, receipts from annuity contracts increased 9.4%. Annuity contract maturities and withdrawals increased $11.5 million, or 6.4%, compared to the prior year, including decreases of 3% in surrenders of both variable and fixed annuities. Reflecting continued improvement in recent quarterly trends, cash value retention for variable and fixed annuity options were 92.1% and 94.0%, respectively, for the 12 month period ended December 31, 2002. Net transfers to variable annuity accumulated cash values decreased $36.3 million compared to the prior year.

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. Historically, the repurchase of shares was financed through use of cash and, when necessary, its Bank Credit Facility. However, the Company has not utilized its Bank Credit Facility for share repurchases since the second quarter of 1999. As of December 31, 2002, $96.3 million remained authorized for future share repurchases.

   Contractual Obligations

                                                     Payments Due By Period
                                   ----------------------------------------------------------
                                                                                    More Than
                                            Less Than   1 - 3 Years   3 - 5 Years    5 Years
                                              1 Year    (2004 and      (2006 and    (2008 and
                                   Total      (2003)      (2005)         (2007)      beyond)
                                   -----    ---------   -----------   -----------   ---------
Long-Term Debt Obligations (a):
   Convertible Notes Due 2032...   $260.2     $3.5         $ 7.0         $ 5.2       $244.5
   Senior Notes Due 2006........     35.2      1.9           3.8          29.5           --
                                   ------     ----         -----         -----       ------

      Total.....................   $295.4     $5.4         $10.8         $34.7       $244.5
                                   ======     ====         =====         =====       ======

----------
(a)  Includes principal and interest.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $8 million for each of the years ended December 31, 2002, 2001 and 2000. It is anticipated that the Company's payments under operating leases for the full year 2003 will be comparable to prior years' payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

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

     The total capital of the Company was $673.5 million at December 31, 2002, including $144.7 million of long-term debt and no short-term debt outstanding. Total debt represented 21.5% of capital (24.4% excluding unrealized investment gains and losses) at December 31, 2002, within the Company's long-term target of 25%.

     Shareholders' equity was $528.8 million at December 31, 2002, including an unrealized gain in the Company's investment portfolio of $80.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $654.5 million and $15.33, respectively, at December 31, 2002. Book value per share was $12.39 at December 31, 2002, $10.50 excluding investment fair value adjustments. At December 31, 2001, book value per share was $11.27, $10.62 excluding investment fair value adjustments. The increase in book value per share over the 12 months included the effects of realized investment losses, unrealized investment gains and an increase in the Company's minimum pension liability recorded at December 31, 2002.

     On May 14, 2002, the Company issued $353.5 million aggregate principal amount of 1.425% senior convertible notes due in 2032 ("Convertible Notes") at a discount of 52.5% resulting in an effective yield of 3.0%. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the U.S. to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Convertible Notes was declared effective on November 4, 2002. For information regarding the use of proceeds, see "Liquidity and Financial Resources -- Cash Flow -- Financing Activities." In addition to the cash repurchase transactions, in December 2002 the Company repurchased an additional $56.0 million aggregate principal amount, $26.6 million carrying value, of the outstanding Convertible Notes at an aggregate cost of $26.0 million in a non-cash transaction. As consideration for this repurchase, 1.8 million shares of HMEC's common stock were issued.

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

     The Convertible Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (BBB+), Moody's Investors Service, Inc. ("Moody's")
(Baa2), Fitch Ratings, Ltd. ("Fitch") (A-), and A.M. Best Company, Inc. ("A.M. Best") (bbb+). S&P and A.M. Best have indicated the outlook for their rating is "Stable." On July 25, 2002, Moody's affirmed its Baa2 rating, but revised the outlook for the rating to "Negative" from "Stable." This change in outlook was the result of the Company's second quarter 2002 investment losses, described above, as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Moody's announcement indicated that material adverse deviations from the Company's expected level of capital growth and earnings could trigger a subsequent ratings downgrade. The Convertible Notes are traded in the open market (HMN 1.425).

     In January 1996, the Company issued $100.0 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. In 2002, the Company repurchased $71.4 million aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option. The Senior Notes have an investment grade rating from S&P (BBB+), Moody's (Baa2), Fitch (A-) and A.M. Best (bbb+). S&P and A.M. Best have indicated the outlook for their rating is "Stable." On July 25, 2002, Moody's affirmed its Baa2 rating, but revised the outlook for the rating to "Negative" from "Stable". On September 19, 2002, Fitch confirmed its "A-" debt rating, but revised the outlook for the rating from "Stable" to "Negative." The September 2002 change in outlook was the result of the second quarter 2002 investment losses described above as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Fitch's announcement indicated that the key expectations for the Company to maintain its existing rating include a return to its long-term financial leverage targets while maintaining its existing NAIC risk-based capital ratios, the continued demonstration of better than industry underwriting performance in the Company's property and casualty subsidiaries and no unexpected deterioration in the Company's asset quality. A material adverse deviation from these expectations could trigger a subsequent ratings downgrade. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

     As of December 31, 2001, the Company had short-term debt of $53.0 million outstanding under the previous Bank Credit Agreement. The $53.0 million balance outstanding under the previous Bank Credit Agreement was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Current Bank Credit Facility"). The Current Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. No amounts had been borrowed under the Current Bank Credit Facility and no balance was outstanding at December 31, 2002. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.20% on an annual basis at December 31, 2002.

     The Company's ratio of earnings to fixed charges for the year ended December 31, 2002 was 1.9x, reflecting the impact of $49.4 million of pretax realized investment losses recognized during the period, compared to 4.0x for the prior year.

     Total shareholder dividends were $17.2 million for the year ended December 31, 2002. In February 2003, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $13.7 million up to $51.4 million with the Florida Hurricane Catastrophe Fund, based on the Fund's financial resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100 million equity put and reinsurance agreement.

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, which is renewable annually at the option of the Company, the equity put coverage of $75 million provides a source of capital for up to $115 million of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement was effective only for the last eight months of the year. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (1) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215 million after recording the first triggering event; (2) the Company's debt as a percentage of total capital can not be more than 47.5% prior to recording the triggering event; and
(3) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at December 31, 2002.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 thousand up to $20 million. The Company also reinsures each property loss above a retention of $250 thousand up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above.

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

     On December 31, 2002, the Company's primary life insurance subsidiary, Horace Mann Life Insurance Company ("HMLIC"), entered into a reinsurance agreement with Sun Life Reinsurance Company Limited ("SLRCL"), a member of the Sun Life Financial Group. Under the terms of the agreement, which is expected to be in place for a five year period, HMLIC ceded to SLRCL, on a combination coinsurance and modified coinsurance basis, a 57.7% quota share of HMLIC's in force interest-sensitive life block of business issued prior to January 1, 2002. SLRCL assumes its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC's liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission paid by SLRCL to HMLIC was $50.0 million and resulted in a $32.5 million after-tax increase in HMLIC's statutory surplus. Subsequent growth in HMLIC's statutory surplus is expected to be reduced by approximately $6.5 million annually, as the coinsurance reserve declines over the term of the agreement. Fees related to this transaction, which are anticipated to reduce the Company's after-tax GAAP operating income and net income by approximately 2 cents per share in 2003, are also expected to decline over the term of the agreement. This transaction improved the statutory operating leverage and risk-based capital ratio of HMLIC, partially mitigating the impact of realized investment losses recorded in 2002.

Insurance Financial Ratings

     The Company's principal insurance subsidiaries are rated by various rating agencies. Additional information regarding the rating processes and ratings definitions for each agency is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 in "Business -- Insurance Financial Ratings." Each of the ratings below is unchanged from December 31, 2001 with the exception of A.M. Best's rating for the Company's property and casualty subsidiaries and the outlooks of Fitch and Moody's for the Company's financial strength ratings.

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

     As affirmed in both May 2002 and March 2003, each of HMEC's principal insurance subsidiaries is rated "A+ (Strong)" for financial strength by Standard & Poor's Corporation ("S&P") with a ratings outlook of "Stable", with the exception of Horace Mann Lloyds which is not yet rated by S&P.

     Each of HMEC's principal insurance subsidiaries is rated "AA- (Very Strong)" for financial strength by Fitch Ratings, Ltd. ("Fitch"). On September 19, 2002, Fitch confirmed its "AA-" financial strength ratings, but revised the outlook for the ratings from "Stable" to "Negative." The September 2002 change in outlook was the result of the second quarter 2002 investment losses, described above, as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Fitch's announcement indicated that the key expectations for the Company to maintain its existing ratings include a return to its long-term financial leverage targets while maintaining its existing NAIC risk-based capital ratios, the continued demonstration of better than industry underwriting performance in the Company's property and casualty subsidiaries and no unexpected deterioration in the Company's asset quality. A material adverse deviation from these expectations could trigger a subsequent ratings downgrade.

     Moody's Investors Service, Inc. ("Moody's") has assigned a financial strength rating of "A2 (Good)" to each of HMEC's principal subsidiaries, with the exception of Horace Mann Lloyds which is not yet rated by Moody's. On July 25, 2002, Moody's affirmed these ratings, but revised the outlook for the ratings to "Negative" from "Stable." This change in outlook was the result of the Company's second quarter 2002 investment losses, described above, as well as the Company's increased financial leverage and the competitive nature of the annuity markets in which the Company competes. Moody's announcement indicated that material adverse deviations from the Company's expected level of capital growth and earnings could trigger a subsequent ratings downgrade.

Market Value Risk

     Market risk is the risk that the Company will incur losses due to adverse changes in market rates. Market value risk, the Company's primarily market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations -- Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 -- Realized Investment Gains and Losses."

     Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities.

     The Company manages its market value risk by coordinating the projected cash outflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality, while providing for liquidity and diversification. The investment risk associated with variable annuity deposits and the underlying mutual funds is assumed by those contractholders, and not by the Company. Certain fees that the Company earns from variable annuity deposits are based on the market value of the funds deposited.

     Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2002, 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and 80% supported the life and annuity business. For a discussion regarding the Company's investments see "Business -- Investments."

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

     Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2002, the duration of the investment portfolio was approximately 4.8 years, and the duration of insurance liabilities was approximately 5.4 years.

     The life and annuity operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the Company's obligations under a variety of interest rate scenarios. Based on these procedures, the Company's assets and the investment income expected to be received on such assets are adequate to meet the insurance policy obligations and expenses of the Company's insurance activities in all but the most extreme circumstances.

     The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2002, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would decrease by approximately $21 million after tax, or 4% of shareholders' equity. A 100 basis point increase would decrease the fair value of assets and liabilities by $2 million after tax, or less than 1% of shareholders' equity. At December 31, 2001, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would have increased by approximately $10 million after tax, or 3% of shareholders' equity. A 100 basis point increase would have decreased the fair value of assets and liabilities by $16 million after tax, or 5% of shareholders' equity. In each case, these changes in interest rates assume a parallel shift in the yield curve.

     While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholders' equity. Based on the Company's overall exposure to interest rate risk, the Company believes that these changes in interest rates would not materially affect its consolidated near-term financial position, results of operations or cash flows.

Information Systems Risk

     The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, over the past two years the Company has enhanced its existing systems and technology infrastructure and begun installing new systems, including a new general ledger and financial reporting system, which is expected to be operational in the second quarter of 2003. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks.

Business Continuity Risk

     Given the events of September 11, 2001, the continuing threat of terrorism and the current geopolitical climate, the Company has undertaken a reassessment of its business continuity plans. While current contingency plans are felt to be adequate to restore some of the more critical business processes and the Company is aggressively working to strengthen its continuity plans, in the current environment there is believed to exist a higher than acceptable level of risk that the Company's ability to recover and resume most or all of its key business operations on a timely basis would be compromised.

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

   SFAS No. 145

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. Under SFAS No. 4, all gains and losses from the extinguishment of debt, exclusive of an exception identified in SFAS No. 64, were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. With adoption of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary only if they meet the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. In the year ended December 31, 2002, the Company recorded charges for the extinguishment of debt and did not report the charges as an extraordinary item.

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

   SFAS No. 148

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," effective for financial statements for fiscal years ending after December 15, 2002 and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation, including disclosures in interim financial statements. As the Company has not elected to adopt the fair value based method of accounting for stock-based employee compensation, this statement is not expected to currently impact the Company except as it relates to disclosure in interim financial statements. The required disclosures for annual financial statements are included in the Company's Notes to Financial Statements for the year ended December 31, 2002.

   FIN No. 45

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees" ("FIN 45"). FIN 45 requires that disclosures be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not apply to certain guarantee contracts such as those issued by insurance and reinsurance companies and accounted for under accounting principles applicable to those companies. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently has not entered into any transactions subject to FIN 45, and therefore FIN 45 does not currently impact the Company.

   FIN No. 46

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that absorb the majority of another entity's expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests, which are ownership, contractual, or other economic interests in an entity, consolidate that entity, referred to as a variable interest entity ("VIE"). Companies meeting this definition are considered 'primary beneficiaries'. The consolidation requirements apply to all VIE's created after January 31, 2003. None of the Company's investments at December 31, 2002 meet the requirements of a primary beneficiary, and therefore FIN 46 does not currently impact the Company.

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

          REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

                       Horace Mann Educators Corporation

     The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000 have been prepared by management, which is responsible for their integrity and reliability. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based upon management's best estimates and judgements. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's financial statements, which include related disclosures. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

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

     In connection with their annual audits, independent certified public accountants perform an examination, in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of the system of internal control to the extent necessary to form an independent opinion on the fairness of presentation of the financial statements prepared by management and not to provide assurance on the system of internal controls.

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

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                            /s/ KPMG LLP
                                            KPMG LLP

Chicago, Illinois
February 6, 2003

                        HORACE MANN EDUCATORS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                     As of December 31, 2002, 2001 and 2000

                             (Dollars in thousands)

                                                               2002         2001         2000
                                                            ----------   ----------   ----------
                                     ASSETS
Investments
   Fixed maturities, available for sale, at fair value
      (amortized cost 2002, $2,859,007;
      2001, $2,726,831; 2000, $2,615,156)................   $2,991,195   $2,769,867   $2,607,738
   Short-term and other investments......................      135,431      107,445       99,728
   Short-term investments, loaned securities collateral..        3,937       98,369      204,881
                                                            ----------   ----------   ----------
      Total investments..................................    3,130,563    2,975,681    2,912,347
Cash ....................................................       60,162       33,939       21,141
Accrued investment income and premiums receivable........       99,954      112,746      101,405
Deferred policy acquisition costs........................      174,555      157,776      141,604
Goodwill.................................................       47,396       47,396       49,014
Value of acquired insurance in force.....................       31,945       38,393       43,246
Other assets.............................................      113,244      114,665      116,756
Variable annuity assets..................................      854,470    1,008,430    1,035,067
                                                            ----------   ----------   ----------
      Total assets.......................................   $4,512,289   $4,489,026   $4,420,580
                                                            ==========   ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities....................   $1,385,737   $1,278,137   $1,217,756
   Interest-sensitive life contract liabilities..........      544,533      518,455      481,140
   Unpaid claims and claim expenses......................      326,575      314,295      308,881
   Future policy benefits................................      180,577      179,109      180,049
   Unearned premiums.....................................      189,384      185,569      174,428
                                                            ----------   ----------   ----------
      Total policy liabilities ..........................    2,626,806    2,475,565    2,362,254
Other policyholder funds.................................      125,108      123,434      122,233
Liability for securities lending agreements..............        3,937       98,369      204,881
Other liabilities........................................      228,441      171,271      119,431
Short-term debt..........................................           --       53,000       49,000
Long-term debt...........................................      144,685       99,767       99,721
Variable annuity liabilities.............................      854,470    1,008,430    1,035,067
                                                            ----------   ----------   ----------
      Total liabilities..................................    3,983,447    4,029,836    3,992,587
                                                            ----------   ----------   ----------
Preferred stock, $0.001 par value, authorized
   1,000,000 shares; none issued.........................           --           --           --
Common stock, $0.001 par value, authorized
   75,000,000 shares; issued, 2002, 60,194,615;
   2001, 60,076,921; 2000, 59,859,053 ...................           60           60           60
Additional paid-in capital...............................      342,749      341,052      338,243
Retained earnings .......................................      455,308      461,139      452,624
Accumulated other comprehensive income
   (loss), net of taxes:
      Net unrealized gains (losses) on fixed
         maturities and equity securities................       80,567       26,336       (4,038)
      Minimum pension liability adjustment...............      (17,265)     (11,438)        (937)
Treasury stock, at cost, 2002, 17,503,371 shares;
   2001 and 2000, 19,341,296 shares......................     (332,577)    (357,959)    (357,959)
                                                            ----------   ----------   ----------
      Total shareholders' equity.........................      528,842      459,190      427,993
                                                            ----------   ----------   ----------
      Total liabilities and shareholders' equity.........   $4,512,289   $4,489,026   $4,420,580
                                                            ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                       HORACE MANN EDUCATORS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (Dollars in thousands, except per share data)

                                                               Year Ended December 31,
                                                       ---------------------------------------
                                                          2002          2001          2000
                                                       -----------   -----------   -----------
Insurance premiums written and contract deposits....   $   899,329   $   875,566   $   821,653
                                                       ===========   ===========   ===========
Revenues
   Insurance premiums and contract charges earned...   $   625,233   $   615,242   $   598,714
   Net investment income............................       196,048       199,267       192,396
   Realized investment losses.......................       (49,407)      (10,019)       (9,906)
                                                       -----------   -----------   -----------

      Total revenues................................       771,874       804,490       781,204
                                                       -----------   -----------   -----------

Benefits, losses and expenses
   Benefits, claims and settlement expenses.........       450,866       475,583       466,048
   Interest credited................................        98,380        96,502        92,561
   Policy acquisition expenses amortized............        61,297        58,048        55,972
   Operating expenses...............................       131,339       123,679       127,910
   Amortization of intangible assets................         5,734         5,774         8,769
   Interest expense.................................         8,517         9,250        10,204
   Restructuring charges............................         4,223         7,312         2,236
   Debt retirement costs............................         2,272            --            --
   Litigation charges...............................         1,581            --         7,783
                                                       -----------   -----------   -----------

      Total benefits, losses and expenses...........       764,209       776,148       771,483
                                                       -----------   -----------   -----------

Income before income taxes..........................         7,665        28,342         9,721
Income tax expense (benefit)........................        (3,668)        4,024        (2,438)
Adjustment to the provision for prior years' taxes..            --        (1,269)       (8,682)
                                                       -----------   -----------   -----------

Net income..........................................   $    11,333   $    25,587   $    20,841
                                                       ===========   ===========   ===========

Earnings per share
   Basic ...........................................   $      0.28   $      0.63   $      0.51
                                                       ===========   ===========   ===========
   Diluted..........................................   $      0.28   $      0.63   $      0.51
                                                       ===========   ===========   ===========

   Weighted average number of shares and equivalent
      shares
         Basic......................................    40,941,182    40,616,843    40,782,173
         Diluted....................................    41,199,033    40,877,120    40,966,774

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                                                            Year Ended December 31,
                                                                      ---------------------------------
                                                                        2002        2001        2000
                                                                      ---------   ---------   ---------
Common stock
   Beginning balance ..............................................   $      60   $      60   $      59
   Options exercised, 2002, 107,410 shares; 2001,
      207,575 shares; 2000, 557,000 shares; and
      shares awarded, 2000, 10,000 shares .........................          --          --           1
   Conversion of Director Stock Plan units, 2002,
      10,284 shares; 2001, 10,293 shares ..........................          --          --          --
                                                                      ---------   ---------   ---------
   Ending balance .................................................          60          60          60
                                                                      ---------   ---------   ---------

Additional paid-in capital
   Beginning balance ..............................................     341,052     338,243     333,892
   Options exercised, conversion of Director
      Stock Plan units and shares awarded .........................       2,183       3,759       5,301
   Catastrophe-linked equity put option premium ...................      (1,088)       (950)       (950)
   Issuance of treasury shares in 2002 ............................         602          --          --
                                                                      ---------   ---------   ---------
   Ending balance .................................................     342,749     341,052     338,243
                                                                      ---------   ---------   ---------

Retained earnings
   Beginning balance ..............................................     461,139     452,624     449,023
   Net income .....................................................      11,333      25,587      20,841
   Cash dividends, 2002, $0.42 per share; 2001, $0.42
      per share; 2000, $0.42 per share ............................     (17,164)    (17,072)    (17,240)
                                                                      ---------   ---------   ---------
   Ending balance .................................................     455,308     461,139     452,624
                                                                      ---------   ---------   ---------
Accumulated other comprehensive income (loss), net of taxes:
   Beginning balance ..............................................      14,898      (4,975)    (40,016)
   Change in net unrealized gains (losses) on fixed
      maturities and equity securities ............................      54,231      30,374      35,978
   Increase in minimum pension liability adjustment ...............      (5,827)    (10,501)       (937)
                                                                      ---------   ---------   ---------
   Ending balance .................................................      63,302      14,898      (4,975)
                                                                      ---------   ---------   ---------

Treasury stock, at cost
   Beginning balance, 2002 and 2001, 19,341,296
      shares; 2000, 18,258,896 shares .............................    (357,959)   (357,959)   (342,816)
   Issuance of 1,837,925 shares in 2002 ...........................      25,382          --          --
   Purchase of 1,082,400 shares in 2000 ...........................          --          --     (15,143)
                                                                      ---------  ----------   ---------
   Ending balance 2002, 17,503,371 shares,
      2001 and 2000, 19,341,296 shares ............................    (332,577)   (357,959)   (357,959)
                                                                      ---------   ---------   ---------

Shareholders' equity at end of period .............................   $ 528,842   $ 459,190   $ 427,993
                                                                      =========   =========   =========

Comprehensive income
   Net income .....................................................   $  11,333   $  25,587   $  20,841
   Other comprehensive income, net of tax:
      Change in net unrealized gains (losses)
         on fixed maturities and equity securities ................      54,231      30,374      35,978
      Increase in minimum pension liability adjustment ............      (5,827)    (10,501)       (937)
                                                                      ---------   ---------   ---------
            Other comprehensive income ............................      48,404      19,873      35,041
                                                                      ---------   ---------   ---------
               Total ..............................................   $  59,737   $  45,460   $  55,882
                                                                      =========   =========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                              Year Ended December 31,
                                                                      -------------------------------------
                                                                          2002          2001         2000
                                                                      -----------   -----------   ---------
Cash flows from operating activities
   Premiums collected .............................................   $   663,682   $   642,596   $ 618,253
   Policyholder benefits paid .....................................      (465,811)     (487,619)   (465,414)
   Policy acquisition and other operating expenses paid ...........      (206,457)     (193,713)   (187,248)
   Federal income taxes recovered (paid) ..........................        (2,055)        7,520     (16,101)
   Investment income collected ....................................       197,872       195,086     191,103
   Interest expense paid ..........................................        (9,540)       (9,091)    (10,028)
   Contribution to defined benefit pension plan trust fund ........        (7,910)           --          --
   Other ..........................................................        (4,314)       (5,922)     (6,317)
                                                                      -----------   -----------   ---------
         Net cash provided by operating activities ................       165,467       148,857     124,248
                                                                      -----------   -----------   ---------

Cash flows used in investing activities
   Fixed maturities
      Purchases ...................................................    (1,546,528)   (1,140,930)   (750,928)
      Sales .......................................................     1,117,268       732,076     464,305
      Maturities ..................................................       274,134       283,153     243,618
   Net cash (used for) provided by
      short-term and other investments ............................       (28,776)       (2,107)     26,814
                                                                      -----------   -----------   ---------
         Net cash used in investing activities ....................      (183,902)     (127,808)    (16,191)
                                                                      -----------   -----------   ---------

Cash flows provided by (used in) financing activities
   Purchase of treasury stock .....................................            --            --     (15,143)
   Dividends paid to shareholders .................................       (17,164)      (17,072)    (17,240)
   Principal (repayments) borrowings
      on Bank Credit Facility .....................................       (53,000)        4,000          --
   Exercise of stock options ......................................         2,183         3,759       5,302
   Catastrophe-linked equity put option premium ...................        (1,088)         (950)       (950)
   Proceeds from issuance of Convertible Notes ....................       162,654            --          --
   Repurchase of Senior Notes and Convertible Notes ...............       (97,523)           --          --
   Annuity contracts, variable and fixed
      Deposits ....................................................       261,509       239,124     206,393
      Maturities and withdrawals ..................................      (189,824)     (178,364)   (312,365)
      Net transfer (to) from variable annuity assets ..............       (17,264)      (53,550)     28,437
   Net decrease in life policy account balances ...................        (5,825)       (5,198)     (4,198)
                                                                      -----------   -----------   ---------

         Net cash provided by (used in) financing activities ......        44,658        (8,251)   (109,764)
                                                                      -----------   -----------   ---------

Net increase (decrease) in cash ...................................        26,223        12,798      (1,707)

Cash at beginning of period .......................................        33,939        21,141      22,848
                                                                      -----------   -----------   ---------

Cash at end of period .............................................   $    60,162   $    33,939   $  21,141
                                                                      ===========   ===========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 2002, 2001 and 2000

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

   Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries ("HMEC"; and together with its subsidiaries, the "Company" or "Horace Mann"). HMEC and its subsidiaries have common management, share office facilities and are parties to several intercompany service agreements for management, administrative, data processing, agent commissions, agency services, utilization of personnel and investment advisory services. Under these agreements, costs have been allocated among the companies in conformity with customary insurance accounting practices consistently applied. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries file a consolidated federal income tax return, and there are related tax sharing agreements. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Realized gains and losses arising from the sale or impairment of securities are determined based upon specific identification of securities. The Company reviews the fair value of the entire investment portfolio on a monthly basis. This review, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in market value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer are all considered in the impairment assessment. A write-down is recorded when such decline in value is deemed to be other-than-temporary, with the realized investment loss reflected in the Statement of Operations for the period.

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

     The decline in value below cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that its intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company's intent or ability to hold a fixed maturity investment with a continuous material unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other-than-temporary impairment is performed. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 59, "Accounting for Non-Current Marketable Equity Securities," Financial Accounting Standards Board ("FASB") Statement of Financial Accounting

Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and related guidance.

   Deferred Policy Acquisition Costs

     Deferred policy acquisition costs net of accumulated amortization were $174,555, $157,776 and $141,604 as of December 31, 2002, 2001 and 2000,
respectively.

     Acquisition costs, consisting of commissions, policy issue and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized as follows. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15 and 20 years). For investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months). The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs and also periodically reviews its estimations of future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future market performance, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

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

   Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and are included in Other Assets in the Consolidated Balance Sheets. Depreciation and amortization are calculated on the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset type are generally as follows: real estate, identified by specific property, 20-45 years; furniture, 10 years; general office machines, 6 years; telephones, 5 years; vehicles, 3 years; and data processing hardware and software and personal computers, 3 years.

                                                         December 31,
                                                  ---------------------------
                                                    2002      2001      2000
                                                  -------   -------   -------

Property and equipment ........................   $73,855   $68,160   $62,652
Less: accumulated depreciation ................    43,921    38,625    33,025
                                                  -------   -------   -------
   Total ......................................   $29,934   $29,535   $29,627
                                                  =======   =======   =======

   Value of Acquired Insurance In Force and Goodwill

     When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company (formerly Allegiance Insurance Company). The value of acquired insurance in force is being amortized over the following periods, utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits. Goodwill was amortized over 40 years on a straight-line basis through December 31, 2001. Goodwill, net of amortization, was $47,396 and $49,014 at December 31, 2001 and 2000, respectively.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The Company's value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. As of June 30, 2002, the Company completed the allocation of goodwill by business segment and the initial impairment testing procedures which resulted in no impairment loss.

     The allocation of goodwill by segment was as follows:

                                                     Balance as of
                                                    January 1, 2002
                                                  and December 31, 2002
                                                  ---------------------
Annuity .......................................          $28,025
Life ..........................................            9,911
Property and casualty .........................            9,460
                                                         -------
   Total ......................................          $47,396
                                                         =======

     Net income and net income per share exclusive of goodwill amortization expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                 Year Ended December 31,
                                               ---------------------------
                                                2002      2001      2000
                                               -------   -------   -------

Reported net income ........................   $11,333   $25,587   $20,841
Add back:  Goodwill amortization ...........        --     1,618     1,618
                                               -------   -------   -------
   Adjusted net income .....................   $11,333   $27,205   $22,459
                                               =======   =======   =======

Reported net income per share-basic ........   $  0.28   $  0.63   $  0.51
Add back:  Goodwill amortization ...........        --      0.04      0.04
                                               -------   -------   -------
   Adjusted net income per share-basic .....   $  0.28   $  0.67   $  0.55
                                               =======   =======   =======

Reported net income per share-diluted ......   $  0.28   $  0.63   $  0.51
Add back:  Goodwill amortization ...........        --      0.04      0.04
                                               -------   -------   -------
   Adjusted net income per share-diluted ...   $  0.28   $  0.67   $  0.55
                                               =======   =======   =======

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

     The balances of value of acquired insurance in force by segment at December 31, 2002, 2001 and 2000 were as follows:

                                      December 31, 2002                   December 31, 2001
                              ---------------------------------   ---------------------------------
                                         Accumulated      Net                Accumulated      Net
                                Cost     Amortization   Balance     Cost     Amortization   Balance
                              --------   ------------   -------   --------   ------------   -------
Value of acquired
   insurance in force
      Life ................   $ 48,746     $ 39,877     $ 8,869   $ 48,746      $38,151     $10,595
      Annuity .............     87,553       63,255      24,298     87,553       59,247      28,306
                              --------     --------     -------   --------      -------     -------
         Subtotal .........   $136,299     $103,132      33,167   $136,299      $97,398      38,901
                              ========     ========     -------   ========      =======     -------
      Impact of
         unrealized gains
         and losses .......                              (1,222)                               (508)
                                                        -------                             -------
            Total .........                             $31,945                             $38,393
                                                        =======                             =======

                                      December 31, 2000
                              ---------------------------------
                                         Accumulated      Net
                                Cost     Amortization   Balance
                              --------   ------------   -------
Value of acquired
   insurance in force
      Life ................   $ 48,746      $36,312     $12,434
      Annuity .............     87,553       56,930      30,623
                              --------      -------     -------
         Subtotal .........   $136,299      $93,242      43,057
                              ========      =======     -------
      Impact of
         unrealized gains
         and losses .......                                 189
                                                        -------
         Total ............                             $43,246
                                                        =======

     Scheduled amortization of the December 31, 2002 balances of value of acquired insurance in force by segment over the next five years is as follows:

                                                    Year Ended December 31,
                                           ------------------------------------------
                                            2003     2004     2005     2006     2007
                                           ------   ------   ------   ------   ------
Scheduled amortization of:
   Value of acquired insurance in force
      Life..............................   $1,625   $1,537   $1,460   $1,394   $1,338
      Annuity...........................    3,650    3,812    3,970    4,116    4,280
                                           ------   ------   ------   ------   ------
         Total..........................   $5,275   $5,349   $5,430   $5,510   $5,618
                                           ======   ======   ======   ======   ======

     The amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

                                                Year Ended December 31,
                                               ------------------------
                                                2002     2001     2000
                                               ------   ------   ------
Interest accrued on the unamortized balance
   of value of acquired insurance in force
      Life..................................   $  779   $  921   $1,074
      Annuity...............................    1,280    1,639    1,754
                                               ------   ------   ------
         Total..............................   $2,059   $2,560   $2,828
                                               ======   ======   ======

Interest accrual rate
   Life.....................................      8.0%     8.0%     8.0%
   Annuity..................................      5.4%     5.7%     5.6%

     The accumulated amortization of intangibles as of December 31, 2002, 2001 and 2000 was $152,109, $146,375 and $140,601, respectively.

   Variable Annuity Assets and Liabilities

     Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in various mutual funds, including the seven proprietary Horace Mann mutual funds. The Company introduced 21 and 8 new investment options in its tax-deferred annuity product line in September 2000 and April 2002, respectively. Variable annuity assets were invested in the offered mutual funds as follows:

                                                                                  December 31,
                                                                      ----------------------------------
                                                                        2002        2001         2000
                                                                      --------   ----------   ----------
Horace Mann Equity Fund............................................   $274,025   $  376,081   $  428,821
Horace Mann Balanced Fund..........................................    240,697      292,126      315,015
Horace Mann Socially Responsible Fund..............................     58,909       71,610       75,782
Horace Mann Small Cap Growth Fund..................................     34,682       58,395       83,304
Horace Mann International Equity Fund..............................     26,248       33,491       42,512
Wilshire Large Company Growth Portfolio -
   Institutional Class and Investor Class..........................     19,421       22,823       19,036
Horace Mann Income Fund............................................     19,313       13,996       11,376
Wilshire 5000 Index Portfolio -
   Institutional Class and Investor Class..........................     16,784       19,806       16,829
Fidelity VIP Growth Portfolio SC2..................................     15,040       14,852        7,041
Fidelity VIP 500 Index Portfolio SC2...............................     14,949       12,105        4,915
Ariel Appreciation Fund............................................     14,179        4,351           --
Fidelity VIP Mid Cap Portfolio SC2.................................     12,836       11,368        4,690
Fidelity VIP Investment Grade Bond Portfolio SC2...................      9,861        3,797          312
Ariel Fund.........................................................      9,689        2,499           --
Alliance Premier Growth Portfolio..................................      9,298        9,270        4,142
T. Rowe Price Small Cap Value Fund - Advisor Class.................      9,255        4,932          343
Wilshire Large Company Value Portfolio.............................      8,037        5,546          500
Neuberger Berman Genesis Fund Advisor Class........................      7,494        4,369          252
T. Rowe Price Small Cap Stock Fund - Advisor Class.................      7,266        5,303        1,251
J.P. Morgan U.S. Disciplined Equity Portfolio......................      6,973        5,738        1,845
Strong Opportunity Fund II.........................................      5,353        5,079        1,299
Horace Mann Short-Term Investment Fund.............................      4,186        2,797        2,274
Strong Mid Cap Growth Fund II......................................      4,086        4,919        3,397
Rainier Small/Mid Cap Equity Portfolio.............................      4,051        3,579        1,444
Fidelity VIP Growth and Income Portfolio SC2.......................      4,009        3,152          820
Fidelity VIP Overseas Portfolio SC2................................      3,917        3,339        1,410
Davis Value Portfolio..............................................      3,743        3,566        1,489
Putnam VT Vista Fund (IB Shares)...................................      3,544        4,502        2,869
Credit Suisse Small Cap Growth Portfolio...........................      2,407        2,926        1,640
Wilshire Small Company Value Portfolio.............................      1,660        1,279           70
Wilshire Small Company Growth Portfolio............................        847          428          128
Fidelity VIP High Income Portfolio SC2.............................        652          406          261
BlackRock Index Equity Portfolio...................................        386           --           --
BlackRock Temp Fund................................................        180           --           --
Putnam VT George Putnam Fund of Boston (Class IB shares)...........        167           --           --
BlackRock Low Duration Bond Fund...................................        118           --           --
Putnam VT International Growth Fund (Class IB shares)..............         85           --           --
BlackRock Core Bond Total Return Fund..............................         85           --           --
Berger Information Technology Fund.................................         36           --           --
Templeton Foreign Smaller Companies Fund (Class A).................          2           --           --
                                                                      --------   ----------   ----------

   Total variable annuity assets...................................   $854,470   $1,008,430   $1,035,067
                                                                      ========   ==========   ==========

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

   Unpaid Claims and Claim Expenses

     Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses. At December 31, 2002, 99.3% of the Company's liabilities for property and casualty unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

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

   Stock Based Compensation

     The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company's common stock on the date of grant. Additional information regarding the Company's stock-based compensation plans is contained in
Note 6 - Shareholders' Equity and Stock Options. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

     Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation," allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            Year Ended December 31,
                                                          ---------------------------
                                                            2002      2001      2000
                                                          -------   -------   -------
Net income
   As reported.........................................   $11,333   $25,587   $20,841
      Add:  Stock-based compensation expense,
         after tax, included in reported net income....        --        --        --
      Deduct:  Stock-based compensation expense,
         after tax, determined under the fair value
         based method for all awards(1)................     4,437     4,418     1,846
                                                          -------   -------   -------
   Pro forma...........................................   $ 6,896   $21,169   $18,995
                                                          =======   =======   =======

Basic net income per share
   As reported.........................................   $  0.28   $  0.63   $  0.51
   Pro forma...........................................   $  0.17   $  0.52   $  0.47

Diluted net income per share
   As reported.........................................   $  0.28   $  0.63   $  0.51
   Pro forma...........................................   $  0.17   $  0.52   $  0.46

----------
(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 5.2%, 5.1% and 5.9%; dividend yield of 2.0%, 2.3% and 2.4%; expected lives of 10 years; and volatility of 39.2%, 46.0% and 53.2%.

   Income Taxes

     The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2002, 2001 and 2000 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

     Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the minimum pension liability adjustment with the changes for each period included in the respective components of accumulated other comprehensive income (loss) in shareholders' equity.

   Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is based on the weighted average number of shares and common stock equivalents outstanding. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units. The Company's Convertible Notes, while potentially dilutive, are not common stock equivalents.

     The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

                                                                 Year Ended December 31,
                                                               ---------------------------
                                                                 2002      2001      2000
                                                               -------   -------   -------
Basic - assumes no dilution:
Net income for the period...................................   $11,333   $25,587   $20,841
                                                               -------   -------   -------
Weighted average number of common
   shares outstanding during the period (in thousands)......    40,941    40,617    40,782
                                                               -------   -------   -------

Net income  per share - basic...............................   $  0.28   $  0.63   $  0.51
                                                               =======   =======   =======

Diluted - assumes full dilution:
Net income for the period...................................   $11,333   $25,587   $20,841
                                                               -------   -------   -------
Weighted average number of common shares
   outstanding during the period (in thousands).............    40,941    40,617    40,782
Weighted average number of common equivalent
   shares to reflect the dilutive effect of common
   stock equivalent securities (in thousands):
      Stock options.........................................        87       125        62
      Common stock units related to Deferred
         Equity Compensation Plan for Directors.............       140       121       114
      Common stock units related to Deferred
         Compensation Plan for Employees....................        31        14         9
                                                               -------   -------   -------
Total common and common equivalent shares adjusted
   to calculate diluted earnings per share (in thousands)...    41,199    40,877    40,967
                                                               -------   -------   -------

Net income per share - diluted..............................   $  0.28   $  0.63   $  0.51
                                                               =======   =======   =======

     Options to purchase 2,341,625 shares of common stock at $18.51 to $33.87 per share were granted during 1997, 1998, 1999, 2001 and 2002 but were not included in the computation of 2002 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during 2002. The options, which expire in 2007, 2008, 2009, 2011 and 2012 were still outstanding at December 31, 2002.

   Comprehensive Income

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

     The components of comprehensive income were as follows:

                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                 2002       2001       2000
                                                               --------   --------   --------
Net income..................................................   $ 11,333   $ 25,587   $ 20,841
                                                               --------   --------   --------
Other comprehensive income (loss):
   Change in net unrealized gains (losses) on fixed
      maturities and equity securities
         Unrealized holding gains on fixed maturities
            and equity securities arising during period.....     34,441     32,337     43,177
         Less: reclassification adjustment for
            losses included in net income...................    (48,991)   (14,392)   (12,174)
                                                               --------   --------   --------
               Total, before tax............................     83,432     46,729     55,351
               Income tax expense...........................     29,201     16,355     19,373
                                                               --------   --------   --------
                  Total, net of tax.........................     54,231     30,374     35,978
                                                               --------   --------   --------
   Increase in minimum
      pension liability adjustment
         Before tax.........................................     (8,965)   (16,156)    (1,441)
         Income tax benefit.................................     (3,138)    (5,655)      (504)
                                                               --------   --------   --------
                  Total, net of tax.........................     (5,827)   (10,501)      (937)
                                                               --------   --------   --------
                     Total comprehensive income.............   $ 59,737   $ 45,460   $ 55,882
                                                               ========   ========   ========

   Statements of Cash Flows

     For purposes of the Statements of Cash Flows, cash constitutes cash on deposit at banks.

   Reclassification

     The Company has reclassified the presentation of certain prior period information to conform with the 2002 presentation.

NOTE 2 - Restructuring Charges

     Restructuring charges were incurred and separately identified in the Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

   Restructure of Property and Casualty Claims Operations

     In July 2002, the Company recorded restructuring charges of $4,223 pretax, reflecting the decision to restructure its property and casualty claims operations. The Company expects to realize operating and cost efficiencies and also improve customer service by consolidating claims office locations throughout the United States of America ("U.S.") into 6 offices compared to the previous 17, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers.

     Approximately 135 employees with management, professional and clerical responsibilities were impacted by the office consolidations. Charges for employee termination costs represent severance, vacation buy-out and related payroll taxes. The impact of accelerated retirements on the Company's defined benefit pension plan has been included in the restructuring charge. Termination of lease agreements represented office space for each of the previous claims office locations.

     The following table provides information about the charges taken in July 2002, payment activity during the six months ended December 31, 2002, and the balance of accrued amounts at December 31, 2002.

                                                        Original               Reserve at
                                                         Pretax               December 31,
                                                         Charge    Payments       2002
                                                        --------   --------   ------------
Charges to earnings:
   Employee termination costs........................    $2,542      $613        $1,929
   Additional defined benefit pension plan costs.....     1,179        --         1,179
   Termination of lease agreements...................       502        77           425
                                                         ------      ----        ------
      Total..........................................    $4,223      $690        $3,533
                                                         ======      ====        ======

   Massachusetts Automobile Business

     In October 2001, the Company recorded restructuring charges of $7,290 pretax reflecting a change in the Company's strategic direction in the Massachusetts automobile market. On October 18, 2001, Horace Mann announced that it had formed a marketing alliance with an unaffiliated company, The Commerce Group, Inc. ("Commerce"), for the sale of automobile insurance in the state of Massachusetts. Through this alliance, and by January 1, 2002, Horace Mann's agents are authorized to offer Massachusetts customers automobile insurance policies written by Commerce. Horace Mann agents continue to write the Company's other products in Massachusetts, including retirement annuities and property and life insurance.

     Horace Mann ceased writing automobile insurance policies in Massachusetts by December 31, 2001, and on October 18, 2001 paid $6,438 to the Commonwealth Automobile Reinsurers ("C.A.R.") as full payment of its proportionate liability to C.A.R. for policy years 2002 and beyond. The Company also paid legal and other related consulting costs totaling $506 pretax. The remaining $346 was attributable primarily to the write-off of software used only to process Massachusetts automobile business. All of the costs related to this restructuring were paid as of December 31, 2001, and consequently the Company's Consolidated Balance Sheet at December 31, 2001 did not reflect any accrued amounts due to the restructure of its Massachusetts automobile business.

     On a full year basis, the Company's Massachusetts automobile business represented premiums written and earned of approximately $27,000 in 2001. In 2002, premiums written for this business were reduced to zero, and premiums earned were reduced significantly, reflecting run-off of the policies in force at December 31, 2001. For the full year 2001, claims and claim settlement expenses in Massachusetts for voluntary automobile business were $9,137 and for involuntary residual market business were $11,455. Claims and claim settlement expenses in 2002 reflected run-off of the business and a decline in exposure to loss, as the Company's policies written in the prior 12 months expired.

   Printing Services, Group Insurance and Credit Union Marketing Operations

     In November 2001, the Company recorded restructuring charges of $450 pretax reflecting the decision to close its on site printing services operations based on a cost benefit analysis. Employee termination costs, for termination of 13 individuals by December 31, 2001, which represented severance, vacation buy-out and related payroll taxes, comprised $409 of the total charge. The eliminated positions encompassed management, technical and clerical responsibilities. The remaining $41 of charges was attributable primarily to the write-off of equipment related to this function.

     In December 2000, the Company recorded restructuring charges of $2,236 pretax reflecting two changes in the Company's operations. Specifically, the Company restructured the operations of its group insurance business, thereby eliminating 39 jobs, and its credit union marketing group, eliminating 20 additional positions. Employee termination costs, for termination of approximately 50 individuals, represented severance, vacation buy-out and related payroll taxes. The eliminated positions encompassed management, professional and clerical responsibilities. By December 31, 2001, 39 individuals had been terminated with two additional terminations scheduled to occur after December 31, 2002. Termination of lease agreements represented office space used by the credit union marketing group. The remaining charge was attributable primarily to the write-off of software related to these two areas.

     The following table provides information about the components of the charges taken in December 2001 and 2000, the balance of accrued amounts at December 31, 2001 and 2002, and payment activity during the year ended December 31, 2002.

                                               Original    Reserve at                Reserve at
                                                Pretax    December 31,              December 31,
                                                Charge        2001       Payments       2002
                                               --------   ------------   --------   ------------
Charges to earnings:
   Printing Services Operations
      Employee termination costs............    $  409       $  396        $358         $ 38
      Write-off of equipment................        41           --          --           --
                                                ------       ------        ----         ----
         Subtotal...........................       450          396         358           38
                                                ------       ------        ----         ----
   Group Insurance and
      Credit Union Marketing Operations
         Employee termination costs.........     1,827          636         345          291
         Termination of lease agreements....       285           --          --           --
         Write-off of capitalized software..       106           --          --           --
         Other..............................        18           --          --           --
                                                ------       ------        ----         ----
            Subtotal........................     2,236          636         345          291
                                                ------       ------        ----         ----
               Total........................    $2,686       $1,032        $703         $329
                                                ======       ======        ====         ====

NOTE 3 - Investments

   Net Investment Income

     The components of net investment income for the following periods were:

                                                  Year Ended December 31,
                                              ------------------------------
                                                2002       2001       2000
                                              --------   --------   --------

Fixed maturities...........................   $192,077   $192,547   $185,745
Short-term and other investments...........      7,650     10,346     10,220
                                              --------   --------   --------
   Total investment income.................    199,727    202,893    195,965
Less investment expenses...................      3,679      3,626      3,569
                                              --------   --------   --------
   Net investment income...................   $196,048   $199,267   $192,396
                                              ========   ========   ========

   Realized Investment Gains (Losses)

     Realized investment gains (losses) for the following periods were:

                                                  Year Ended December 31,
                                              ------------------------------
                                                2002       2001       2000
                                              --------   --------   --------

Fixed maturities...........................   $(48,925)  $(14,371)  $(12,906)
Short-term and other investments...........       (482)     4,352      3,000
                                              --------   --------   --------
   Realized investment losses..............   $(49,407)  $(10,019)  $ (9,906)
                                              ========   ========   ========

     In 2002, as a result of reviews of the investment portfolio, the Company recorded pretax impairment charges of $9,876, $28,111, $12,917 and $2,935 for the three months ended March 31, June 30, September 30 and December 31, respectively.

   Fixed Maturity Securities

     The amortized cost, unrealized investment gains and losses, and fair values of investments in debt securities as of December 31, 2002, 2001 and 2000 were as follows:

                                                       Amortized   Unrealized   Unrealized      Fair
                                                         Cost        Gains        Losses        Value
                                                      ----------   ----------   ----------   ----------
As of December 31, 2002
   U.S. government and agency obligations
      Mortgage-backed securities...................   $  645,787    $ 28,253      $    --    $  674,040
      Other........................................      129,584       7,919           --       137,503
   Municipal bonds.................................      358,636      19,283          455       377,464
   Foreign government bonds........................       13,131       2,845           --        15,976
   Corporate bonds.................................    1,498,481      94,192       23,266     1,569,407
   Other mortgage-backed securities................      213,388       6,569        3,152       216,805
                                                      ----------    --------      -------    ----------
         Totals....................................   $2,859,007    $159,061      $26,873    $2,991,195
                                                      ==========    ========      =======    ==========

As of December 31, 2001
   U.S. government and agency obligations
      Mortgage-backed securities...................   $  621,249    $ 15,353      $   860    $  635,742
      Other........................................       68,334       3,054           83        71,305
   Municipal bonds.................................      224,172       9,335        1,362       232,145
   Foreign government bonds........................       17,411       2,088           47        19,452
   Corporate bonds.................................    1,549,631      50,284       39,643     1,560,272
   Other mortgage-backed securities................      246,034       6,748        1,831       250,951
                                                      ----------    --------      -------    ----------
         Totals....................................   $2,726,831    $ 86,862      $43,826    $2,769,867
                                                      ==========    ========      =======    ==========

As of December 31, 2000
   U.S. government and agency obligations
      Mortgage-backed securities...................   $  495,696    $ 10,564      $ 1,655    $  504,605
      Other........................................      124,611       2,507        1,060       126,058
   Municipal bonds.................................      286,384      10,329        1,658       295,055
   Foreign government bonds........................       29,310       1,873          563        30,620
   Corporate bonds.................................    1,280,269      24,682       54,329     1,250,622
   Other mortgage-backed securities................      398,886       4,764        2,872       400,778
                                                      ----------    --------      -------    ----------
         Totals....................................   $2,615,156    $ 54,719      $62,137    $2,607,738
                                                      ==========    ========      =======    ==========

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

   Maturity/Sales Of Investments

     The amortized cost and fair value of fixed maturity securities at December 31, 2002, by estimated expected maturity, are shown below. Estimated expected maturities differ from contractual maturities reflecting assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 Percent of
                                                       Amortized      Fair       Total Fair
                                                         Cost         Value        Value
                                                      ----------   ----------   -----------
Due in 1 year or less..............................   $  364,495   $  381,348       12.8%
Due after 1 year through 5 years...................      758,136      793,189       26.5
Due after 5 years through 10 years.................      936,127      979,409       32.7
Due after 10 years through 20 years................      213,946      223,838        7.5
Due after 20 years.................................      586,303      613,411       20.5
                                                      ----------   ----------      -----
   Total...........................................   $2,859,007   $2,991,195      100.0%
                                                      ==========   ==========      =====

     Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                                                    Year Ended December 31,
                                                              ----------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   --------
Proceeds...................................................   $1,391,402   $1,015,229   $707,923
Gross gains realized.......................................       40,402       16,945      4,940
Gross losses realized......................................      (35,551)     (31,316)   (17,846)

   Unrealized Gains (Losses) on Fixed Maturities

     Net unrealized gains (losses) are computed as the difference between fair value and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                                                 Year Ended December 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   -------   --------
Unrealized gains (losses) on fixed maturities
   Beginning of period.....................................   $ 43,036   $(7,418)  $(68,123)
   End of period...........................................    132,188    43,036     (7,418)
                                                              --------   -------   --------
      Increase for the period..............................     89,152    50,454     60,705
Income taxes...............................................     31,203    17,659     21,247
                                                              --------   -------   --------
Increase in net unrealized gains (losses)
   on fixed maturities before the valuation impact
   on deferred policy acquisition costs and value
   of acquired insurance in force..........................   $ 57,949   $32,795   $ 39,458
                                                              ========   =======   ========

   Securities Lending

     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2002, 2001 and 2000, fixed maturities with a fair value of $3,937, $98,369 and $204,881, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments with a corresponding liability in the Company's Consolidated Balance Sheets.

   Investment in Entities Exceeding 10% of Shareholders' Equity

     At December 31, 2002 and 2001, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and government agencies and authorities. At December 31, 2000, the Company's investment portfolio included $53,706 of fixed maturity securities issued by Ford Motor Company and its affiliates representing 12.5% of shareholders' equity at that date, and other than obligations of the U.S. Government and government agencies and authorities, there were no other investments which exceeded 10% of total shareholders' equity.

   Deposits

     At December 31, 2002, securities with a carrying value of $16,319 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

     The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                                   Year Ended December 31,
                                                               ------------------------------
                                                                 2002       2001       2000
                                                               --------   --------   --------
Gross reserves, beginning of year ..........................   $306,141   $298,896   $299,803
   Less reinsurance recoverables ...........................     34,104     49,056     64,410
                                                               --------   --------   --------
Net reserves, beginning of year ............................    272,037    249,840    235,393
                                                               --------   --------   --------

Incurred claims and claim expenses:
   Claims occurring in the current year ....................    387,747    416,770    394,711
   Increase in estimated reserves for
      claims occurring in prior years (1):
         Policies written by the Company (2) ...............     22,295     14,574     20,858
         Business assumed from state
            reinsurance facilities .........................      1,700      2,000      1,800
                                                               --------   --------   --------
               Total increase ..............................     23,995     16,574     22,658
                                                               --------   --------   --------
         Total claims and claim expenses incurred (2)(3) ...    411,742    433,344    417,369
                                                               --------   --------   --------
Claims and claim expense payments
   for claims occurring during:
      Current year .........................................    244,396    255,939    247,286
      Prior years ..........................................    166,763    155,208    155,636
                                                               --------   --------   --------
         Total claims and claim expense payments ...........    411,159    411,147    402,922
                                                               --------   --------   --------
Net reserves, end of period ................................    272,620    272,037    249,840
   Plus reinsurance recoverables ...........................     44,701     34,104     49,056
                                                               --------   --------   --------
Gross reserves, end of period (4) ..........................   $317,321   $306,141   $298,896
                                                               ========   ========   ========

------------
(1) Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the increases in reserves recorded in 2002, 2001 and 2000.
(2) For the year ended December 31, 2002, these amounts included a $1,581 statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company's Consolidated Statements of Operations.
(3) Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, group accident and health and corporate amounts of $40,705, $42,239 and $48,679 for the years ended December 31, 2002, 2001 and 2000, respectively, in addition to the property and casualty amounts.
(4) Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $9,254, $8,154 and $9,985 at December 31, 2002, 2001 and 2000,
     respectively, in addition to property and casualty reserves.

     Fluctuations from year to year in the level of catastrophe claims impact a property and casualty insurance company's claims and claim settlement expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses.

                                                    Year Ended December 31,
                                                ------------------------------
                                                  2002       2001       2000
                                                --------   --------   --------

Claims and claims expense incurred ..........   $411,742   $433,344   $417,369
Amount attributable to catastrophes .........     11,939     11,215     16,122
                                                --------   --------   --------
   Excluding catastrophes ...................   $399,803   $422,129   $401,247
                                                ========   ========   ========

Claims and claims expense payments ..........   $411,159   $411,147   $402,922
Amount attributable to catastrophes .........     10,600     14,200     14,200
                                                --------   --------   --------
   Excluding catastrophes ...................   $400,559   $396,947   $388,722
                                                ========   ========   ========

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made.

     Excluding the $1,581 provision for the costs of resolving class action lawsuits related to diminished value brought against the Company, net strengthening of reserves for property and casualty claims occurring in prior years, excluding involuntary business, was $20,714 for the year ended December 31, 2002, primarily related to (1) automobile loss reserves from accident years 2001 and years prior to 1997 and (2) claim adjustment expense reserves from the 2001 and 2000 accident years for both automobile and homeowners, compared to reserve strengthening of $14,574 in 2001. Total reserves for property and casualty claims occurring in prior years, including involuntary business and the $1,581 provision in 2002 for class action litigation, were strengthened $23,995 in 2002, compared to $16,574 in 2001.

     The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year using comparable procedures for each period. Trends of reported claims (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves twice a year - at June 30 and December 31.

     The Company's first material net reserve strengthening in more than 10 years occurred in the fourth quarter of 2000 and was related to a reduction of ceded reserves and an increase in reserves for the automobile line of business. The changes in the recorded amounts were based on analyses, which were impacted by then recent adverse claims emergence. Specifically with regard to the reduction of ceded reserves, prior to the fourth quarter of 2000, the Company analyzed ceded reserves related to four states' mandatory automobile facility business on an aggregate basis. As a result of unanticipated adverse ceded reserve development throughout the second and third quarters of 2000, additional analysis was performed which isolated differing claims emergence patterns in the Massachusetts automobile facility business, which was growing as a percentage of total facility business, as compared to the other three states. Based on this disaggregated analysis, the Company concluded that additional reserves were required. In addition, during the second and third quarters of 2000 the Company noted increases in paid severities in excess of the original expectations in its direct voluntary automobile line of business. The Company continued to monitor such severity trends until such time as the Company believed that they were sufficiently credible to require adjustment to the Company's claim and claim expense reserve projections. As a result, the Company revised its projections in the fourth quarter of 2000 to give greater weight to the increasing trend of claim severities.

     In 2001, the Company continued to review its claim reserving methodologies and trend analyses including more detailed analyses of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. The nature of the adverse trends in the second and fourth quarters of 2001 that caused the Company to increase reserves consisted primarily of the following: (1) an increase in the frequency and severity of educators excess professional liability claims; (2) the utilization of selected ultimate subrogation recoverables that were not trending with actual recoveries; and (3) the utilization of selected ultimate loss ratios in establishing reserves for ceded voluntary automobile excess liability claims and ceded Massachusetts involuntary automobile reserves that were not trending with actual results.

     The assumptions used by the Company prior to the change in estimate at December 31, 2001 as they relate to items (2) and (3) in the preceding paragraph were based on selected ultimate loss ratios that were approximately 30 percentage points higher than the actual results of the second and fourth quarters of 2001. Based upon the subsequent emergence of claims experience, estimates were revised and assumptions were changed to lower the selected ultimate loss ratios in the ceded business.

     In the third quarter of 2002, the Company increased its reserves for prior accident years primarily related to allocated claim expenses for the voluntary automobile and homeowners lines and claims for the educator excess professional liability product. The Company had noted increases in paid claims and claim expenses for prior accident years in these lines during the first and second quarters of 2002 and continued to monitor such adverse trends until such time as the Company believed that they were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its loss projections in the third quarter of 2002, incorporating the higher paid claims and claim expense trends.

     In the fourth quarter of 2002, the Company increased its reserves for prior accident years related primarily to (1) automobile claim reserves from accident years 2001, 2000 and years prior to 1997 and (2) allocated and unallocated claim expense reserves from the 2001 accident year for both automobile and homeowners. During the third and fourth quarters of 2002, the Company continued to closely monitor emerging trends in (1) the severity of payments on previously reported losses for voluntary automobile and (2) paid claims adjustment expenses for these prior accident years until such time as the Company believed that the trends were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its projections in the fourth quarter of 2002, incorporating the higher paid claims and claims expense trends.

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

NOTE 5 - Debt

     Indebtedness and scheduled maturities at December 31, 2002, 2001 and 2000 consisted of the following:

                                                     Effective                        December 31,
                                                      Interest     Final    ------------------------------
                                                       Rates     Maturity     2002       2001       2000
                                                     ---------   --------   --------   --------   --------
Short-term debt:
   Bank Credit Facility ..........................    Variable     2005     $     --   $ 53,000   $ 49,000
Long-term debt:
   1.425% Senior Convertible Notes, Face amount
      less unaccrued discount of $128,362 ........      3.0%       2032      116,138         --         --
   6 5/8% Senior Notes, Face amount
      less unaccrued discount of $53, $233
      and $279, respectively .....................      6.7%       2006       28,547     99,767     99,721
                                                                            --------   --------   --------
         Total ...................................                          $144,685   $152,767   $148,721
                                                                            ========   ========   ========

   Credit Agreement with Financial Institutions ("Bank Credit Facility")

     On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25,000, with a provision that allows the commitment amount to be increased to $35,000 (the "Current Bank Credit Facility"). The Current Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. No amounts had been borrowed under the Current Bank Credit Facility and no balance was outstanding at December 31, 2002. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.20% on an annual basis at December 31, 2002. An amendment to the previous Bank Credit Agreement was made prior to December 31, 2001, which extended the maturity from December 31, 2001 to June 30, 2002. The previous Bank Credit Agreement was terminated when the Company entered into the Current Bank Credit Facility. The $53,000 balance outstanding under the previous Bank Credit Agreement was repaid in full on May 14, 2002 utilizing a portion of the proceeds from the issuance of the Convertible Notes as described below.

   1.425% Senior Convertible Notes ("Convertible Notes")

     On May 14, 2002, the Company issued $353,500 aggregate principal amount of 1.425% senior convertible notes due in 2032 at a discount of 52.5% resulting in an effective yield of 3.0%. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the U.S. to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Convertible Notes was declared effective on November 4, 2002. At a meeting held on September 10 and 11, 2002, the Company's Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Convertible Notes. As of December 31, 2002, the net proceeds from the sale of the Convertible Notes have been used to (1) repay the balance outstanding under the previous Bank Credit Agreement, (2) repurchase a portion of the outstanding Senior Notes, as described below, and (3) repurchase $53,000 aggregate principal amount, $25,175 carrying value, of the outstanding Convertible Notes at an aggregate cost of $22,770. The remaining proceeds were used for general corporate purposes. In addition to these cash transactions, in December 2002 the Company repurchased an additional $56,000 aggregate principal amount, $26,600 carrying value, of the outstanding Convertible Notes at an aggregate cost of $25,984 in a non-cash transaction. As consideration for this repurchase, 1,837,925 shares of HMEC's common stock were issued.

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

     In 2002, the Company repurchased $71,400 aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes, as described above. The aggregate cost of the repurchases was $74,650.

   Debt Retirement Charges

     The repurchases of the Convertible Notes and Senior Notes resulted in a pretax charge to income for the year ended December 31, 2002 of $2,272.

   Covenants

     The Company is in compliance with all of the covenants contained in the Convertible Notes indenture, the Senior Notes indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of (1) debt to capital and (2) insurance subsidiaries' earnings to future interest charges.

NOTE 6 - Shareholders' Equity and Stock Options

   Share Repurchase Program and Treasury Shares Held

     The Company has not repurchased shares of its common stock under its stock repurchase program since the third quarter of 2000, consistent with management's stated intention to utilize excess capital to support the Company's strategic growth initiatives. The repurchase of shares has been financed through use of cash and, when necessary, the Bank Credit Facility. However, the Company has not utilized its Bank Credit Facility for share repurchases since the second quarter of 1999. As of December 31, 2002, $96,343 remained authorized for future share repurchases.

     At December 31, 2001, the Company held 19,341,296 shares in treasury. In December 2002, the Company issued 1,837,925 of the treasury shares as consideration for the repurchase of a portion of its outstanding Convertible Notes. At December 31, 2002, the Company held 17,503,371 shares in treasury.

   Authorization of Preferred Stock

     In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (i) direct the issuance of the preferred stock in one or more series, (ii) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (iii) fix the number of shares for any series and (iv) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2002, 2001 and 2000.

     The Company's catastrophe reinsurance program is augmented by a $75,000 equity put and reinsurance agreement. The equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $115,000 of catastrophe losses above the reinsurance coverage limit. The agreement contains certain conditions to Horace Mann's exercise of the equity put option as disclosed in Note 11 - Reinsurance. Fees related to this equity put option totaled $1,088 for the year ended December 31, 2002 and were charged directly to additional paid-in capital.

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

   Director Stock Plan

     In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2002, 2001 and 2000, 139,867, 121,322 and 113,944 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

   Employee Stock Plan

     In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees ("Employee Stock Plan"). Shares of the Company's common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2002, 2001 and 2000, 30,585, 14,303 and 8,507 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

   Stock Options

     In 1991, the shareholders approved the 1991 Stock Incentive Plan (the "1991 Plan") and reserved 4,000,000 shares of common stock for issuance under the 1991 Plan. In 2000, the shareholders approved an increase of 2,000,000 in the number of shares of common stock reserved for issuance under the 1991 Plan. In 2001, the shareholders approved the 2001 Stock Incentive Plan (the "2001 Plan") and reserved the shares of common stock remaining from the 1991 Plan for issuance under the 2001 Plan. In 2002, the shareholders approved the 2002 Incentive Compensation Plan (the "2002 Plan") and reserved 3,000,000 shares of common stock for issuance under the 2002 Plan in addition to reserving the shares of common stock remaining from the 1991 Plan and the 2001 Plan. Under the 1991 Plan, the 2001 Plan and the 2002 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options are exercisable in installments generally beginning in the first year from the date of grant and expiring 10 years from the date of grant.

     Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

                                                                                  Options
                               Weighted Average      Range of     --------------------------------------
                                 Option Price     Option Prices                  Vested and    Available
                                   per Share        per Share     Outstanding   Exercisable    for Grant
                               ----------------   -------------   -----------   -----------   ----------
At December 31, 1999........        $17.52        $ 9.00-$34.53    1,852,075     1,269,868       749,062
                                                                   ---------     ---------    ----------

   Increase in options
      available for grant...                                              --            --     2,000,000
   Granted..................        $17.24        $13.84-$18.08    1,469,300        42,350    (1,469,300)
   Vested...................                      $22.42-$33.87           --       176,234            --
   Exercised................        $ 9.06        $ 9.00-$15.15     (557,000)     (557,000)           --
   Canceled.................        $28.59        $22.42-$34.53      (27,650)      (27,650)       27,650
                                                                   ---------     ---------    ----------

At December 31, 2000........        $18.98        $ 9.00-$33.87    2,736,725       903,802     1,307,412
                                                                   ---------     ---------    ----------

   Granted..................        $18.22        $16.83-$21.77    1,020,050       271,775    (1,020,050)
   Vested...................        $19.72        $13.84-$33.87           --       519,860            --
   Exercised................        $10.18        $ 9.00-$17.56     (207,575)     (207,575)           --
   Canceled.................        $20.52        $15.32-$33.87     (136,950)     (136,950)      136,950
                                                                   ---------     ---------    ----------

At December 31, 2001........        $19.23        $11.12-$33.87    3,412,250     1,350,912       424,312
                                                                   ---------     ---------    ----------

   Increase in options
      available for grant...                                              --            --     3,000,000
   Granted..................        $20.72        $15.92-$21.64    1,375,950       116,944    (1,375,950)
   Vested...................        $18.20        $13.84-$33.87           --       724,488            --
   Exercised................        $16.57        $11.13-$22.42     (107,410)     (107,410)           --
   Canceled.................        $22.01        $15.15-$33.87     (131,370)     (131,370)      131,370
                                                                   ---------     ---------    ----------

At December 31, 2002........        $19.66        $11.12-$33.87    4,549,420     1,953,564     2,179,732
                                                                   =========     =========    ==========

     The weighted average grant date fair values were $8.99, $8.55 and $8.35 for options granted in 2002, 2001 and 2000, respectively. The weighted average prices of vested and exercisable options as of December 31, 2001 and 2000 were $19.23 and $20.19, respectively. For options outstanding at December 31, 2002, information segregated by ranges of exercise prices was as follows:

                                                                               Vested and Exercisable Options
                                                                          -----------------------------------------
                        Weighted Average      Range of        Total                   Weighted Average    Weighted
                          Option Price     Option Prices     Options                    Option Price      Average
                           per Share         per Share     Outstanding    Options         per share         Life
                       -----------------   -------------   -----------   ---------   -----------------   ---------
At December 31, 2002
                             $15.51        $11.12-$16.38      283,475      208,100         $15.29        3.2 years
                             $19.28        $16.83-$23.31    4,053,645    1,533,414         $19.18        7.6 years
                             $32.58        $25.63-$33.87      212,300      212,050         $32.58        5.3 years
                                                            ---------    ---------
Total...............         $19.66        $11.12-$33.87    4,549,420    1,953,564         $20.22        6.9 years
                                                            =========    =========

NOTE 7 - Income Taxes

     The federal income tax liabilities and recoverables included in Other Liabilities and Other Assets, respectively, in the Consolidated Balance Sheets as of December 31, 2002, 2001 and 2000 were as follows:

                                                           December 31,
                                                  -----------------------------
                                                    2002      2001       2000
                                                  -------   --------   --------
Current (liability) asset......................   $14,698   $(12,469)  $(10,012)
Deferred liability (asset).....................    14,761     21,788       (203)

     Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The "temporary differences" that give rise to the deferred tax balances at December 31, 2002, 2001 and 2000 were as follows:

                                                                        December 31,
                                                               ----------------------------
                                                                 2002      2001       2000
                                                               --------   -------   -------
Deferred tax assets
   Unrealized losses on securities..........................   $     --   $    --   $ 2,949
   Discounting of unpaid claims and
      claims expense tax reserves...........................      7,103     7,221     6,906
   Life insurance future policy benefit reserve
      revaluation. .........................................     26,599    13,650    16,458
   Unearned premium reserve reduction.......................     12,664    12,392    11,634
   Postretirement benefits other than pension...............     10,890    10,316    10,367
   Unutilized net operating loss carryforward...............      1,060        --        --
   Unutilized capital loss carryforward.....................      4,638        --        --
   Impaired securities......................................     17,512     3,268     1,576
   Other, net...............................................     11,542     4,919     4,524
                                                               --------   -------   -------
      Total gross deferred tax assets......................      92,008    51,766    54,414
                                                               --------   -------   -------
Deferred tax liabilities

   Unrealized gains on securities...........................     43,382    14,181         -
   Intangible assets........................................     11,181    13,438    15,070
   Deferred policy acquisition costs........................     52,206    45,935    39,141
                                                               --------   -------   -------
      Total gross deferred tax liabilities..................    106,769    73,554    54,211
                                                               --------   -------   -------
         Net deferred tax liability (asset).................   $ 14,761   $21,788   $  (203)
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

     At December 31, 2002, the Company had available $1,060 of net tax operating loss carryforwards for federal income tax purposes. These carryforwards will expire beginning in 2016 thru 2017. In addition, the Company had available $4,638 of capital loss carryforwards which will expire beginning in 2006 thru 2007.

     The components of federal income tax expense (benefit) were as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2002       2001      2000
                                                  --------   -------   --------
Current........................................   $ 29,423   $(8,536)  $ (5,104)
Deferred.......................................    (33,091)   11,291     (6,016)
                                                  --------   -------   --------
   Total tax expense (benefit).................   $ (3,668)  $ 2,755   $(11,120)
                                                  ========   =======   ========

     Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

                                                                 Year Ended December 31,
                                                              ----------------------------
                                                                2002      2001      2000
                                                              -------   -------   --------
Expected federal tax on income.............................   $ 2,683   $ 9,920   $  3,402
Add (deduct) tax effects of:
   Tax-exempt interest.....................................    (3,928)   (3,826)    (4,125)
   Tax reserve release.....................................        --    (3,034)        --
   1994 and 1995 IRS audit - interest, net of tax..........        --        --     (2,146)
   Goodwill................................................        --       566        566
   Dividend received deduction.............................    (2,608)     (904)      (258)
   Other, net..............................................       185     1,302        123
                                                              -------   -------   --------
Income tax expense (benefit) provided on income before
   adjustment to the provision for prior years' taxes......    (3,668)    4,024     (2,438)
Adjustment to the provision for prior years' taxes.........        --    (1,269)    (8,682)
                                                              -------   -------   --------
Income tax expense (benefit) provided on income............   $(3,668)  $ 2,755   $(11,120)
                                                              =======   =======   ========

     As previously reported, the Company had been contesting proposed additional federal income taxes relating to a settlement agreement with the Internal Revenue Service ("IRS") for prior years' taxes. In the third quarter of 1999, the Company recorded an additional federal income tax provision of $20,000 representing the maximum exposure of the Company to the IRS with regard to the issue for all of the past tax years in question (1994 through 1997). In 2000, the Company reached a final resolution with the IRS for the tax years 1994, 1995 and 1996 in an amount that was $8,682 less than was previously accrued. That amount was included in net income for the year ended December 31, 2000. In 2001, the Company's liability for the 1997 tax year was resolved, resulting in a release of $1,269 that had previously been accrued for that tax year. That amount was included in net income for the year ended December 31, 2001.

NOTE 8 - Fair Value of Financial Instruments

     The Company is required under GAAP to disclose estimated fair values for certain financial instruments. Fair values of the Company's insurance contracts other than annuity contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company's overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts. The following methods and assumptions were used to estimate the fair value of financial instruments.

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

     Annuity Contract Liabilities and Policyholder Account Balances on Interest-sensitive Life Contracts - The fair values of annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company's current interest rates for similar products including consideration of minimum guaranteed interest rates) including an adjustment for risk that the timing or amount of cash flows will vary from management's estimate.

     Other Policyholder Funds - Other policyholder funds are supplementary contract reserves and dividend accumulations which represent deposits that do not have defined maturities. The carrying value of these funds is used as a reasonable estimate of fair value.

     Long-term Debt - The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

     The carrying amounts and fair values of financial instruments at December 31, 2002, 2001 and 2000 consisted of the following:

                                                                           December 31,
                                            ---------------------------------------------------------------------------
                                                     2002                       2001                      2000
                                            -----------------------   -----------------------   -----------------------
                                             Carrying       Fair       Carrying       Fair       Carrying       Fair
                                              Amount        Value       Amount        Value       Amount        Value
                                            ----------   ----------   ----------   ----------   ----------   ----------
Financial Assets
   Investments
      Fixed maturities...................   $2,991,195   $2,991,195   $2,769,867   $2,769,867   $2,607,738   $2,607,738
      Short-term and other investments...      135,431      138,734      107,445      109,208       99,728      102,520
      Short-term investments,
         loaned securities collateral....        3,937        3,937       98,369       98,369      204,881      204,881
                                            ----------   ----------   ----------   ----------   ----------   ----------
            Total investments............    3,130,563    3,133,866    2,975,681    2,977,444    2,912,347    2,915,139
   Cash..................................       60,162       60,162       33,939       33,939       21,141       21,141

Financial Liabilities
   Policyholder account balances on
      interest-sensitive life contracts..       93,435       91,359       94,594       92,527       94,775       92,684
   Annuity contract liabilities..........    1,385,737    1,236,478    1,278,137    1,074,525    1,217,756    1,017,044
   Other policyholder funds..............      125,108      125,108      123,434      123,434      122,233      122,233
   Short-term debt.......................           --           --       53,000       53,000       49,000       49,000
   Long-term debt........................      144,685      137,692       99,767      101,840       99,721       92,674

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

NOTE 9 - Statutory Surplus and Subsidiary Dividend Restrictions

     The insurance departments of various states in which the insurance subsidiaries of HMEC are domiciled recognize as net income and surplus those amounts determined in conformity with statutory accounting principles prescribed or permitted by the insurance departments, which differ in certain respects from GAAP.

     Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying financial statements are as follows:

                                                                           December 31,
                                                                ---------------------------------
                                                                  2002         2001       2000
                                                                ---------   ---------   ---------
Statutory capital and surplus of insurance subsidiaries .....   $ 427,737   $ 403,015   $ 389,249
Increase (decrease) due to:
   Deferred policy acquisition costs ........................     174,555     157,776     141,604
   Difference in policyholder reserves ......................     (39,784)      4,276      (2,448)
   Goodwill .................................................      47,396      47,396      49,014
   Value of acquired insurance in force .....................      31,945      38,393      43,246
   Liability for postretirement benefits, other than
      pensions ..............................................     (30,253)    (29,602)    (28,488)
   Investment fair value
      adjustments on fixed maturities .......................     132,188      43,036      (7,418)
   Difference in investment reserves ........................      19,448      22,520      21,403
   Federal income tax liability .............................     (38,962)    (38,341)     (6,866)
   Minimum pension liability adjustment .....................     (26,563)    (17,597)     (1,441)
   Non-admitted assets and other, net .......................       5,216      12,892      12,505
   Shareholders' equity of parent company and
      non-insurance subsidiaries ............................     (29,396)    (31,807)    (33,646)
   Parent company short-term and long-term debt .............    (144,685)   (152,767)   (148,721)
                                                                ---------   ---------   ---------
      Shareholders' equity as reported herein ...............   $ 528,842   $ 459,190   $ 427,993
                                                                =========   =========   =========

                                                                   Year Ended December 31,
                                                                ------------------------------
                                                                  2002       2001       2000
                                                                --------   --------   --------
Statutory net income of insurance subsidiaries..............    $(28,741)  $ 15,146   $ 23,881
Net loss of non-insurance companies.........................      (3,831)    (3,313)   (17,853)
Interest expense............................................      (8,517)    (9,250)   (10,204)
Tax benefit of interest expense and other
   parent company current tax adjustments...................       5,731     10,954     15,539
                                                                --------   --------   --------
Combined net income.........................................     (35,358)    13,537     11,363
Increase (decrease) due to:
   Deferred policy acquisition costs........................      21,821     19,565     12,781
   Policyholder benefits....................................     (42,708)     9,513      7,891
   Federal income tax expense...............................      32,859    (13,850)    (6,324)
   Provision for prior years' taxes.........................          --      1,269      8,682
   Amortization of intangible assets........................      (5,734)    (5,774)    (8,769)
   Investment reserves......................................       9,009      5,425     (2,067)
   Other adjustments, net...................................      31,444     (4,098)    (2,716)
                                                                --------   --------   --------
      Net income as reported herein.........................    $ 11,333   $ 25,587   $ 20,841
                                                                ========   ========   ========

     The Company has principal insurance subsidiaries domiciled in Illinois, California and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance, the California Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules.

     The NAIC has codified statutory accounting principles, which constitute the only source of prescribed statutory accounting principles and were effective January 1, 2001. Codification changed prescribed statutory accounting principles and resulted in changes to the accounting principles that insurance enterprises use to prepare their statutory financial statements. The states of domicile of the Company's principal operating subsidiaries, Illinois, California and Texas, have adopted the NAIC's codification. As a result of adopting the NAIC codification, the Company's statutory surplus of its insurance subsidiaries increased approximately $23,000, primarily due to the allowance of deferred tax recoverables under codification.

     The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2003 without prior approval is approximately $43,000.

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

     On December 31, 2002, the Company's primary life insurance subsidiary, Horace Mann Life Insurance Company ("HMLIC"), entered into a reinsurance agreement with Sun Life Reinsurance Company Limited ("SLRCL"), a member of the Sun Life Financial Group. Under the terms of the agreement, which is expected to be in place for a five year period, HMLIC ceded to SLRCL, on a combination coinsurance and modified coinsurance basis, a 57.7% quota share of HMLIC's in force interest-sensitive life block of business issued prior to January 1, 2002. SLRCL assumes its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC's liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission paid by SLRCL to HMLIC was $50,000 and resulted in a $32,500 after-tax increase in HMLIC's statutory surplus. This transaction improved the statutory operating leverage and risk-based capital ratio of HMLIC, partially mitigating the impact of realized investment losses recorded in 2002.

NOTE 10 - Pension Plans and Other Postretirement Benefits

     All employees of the Company are covered by a defined contribution plan and participate in a 401(k) plan. Employees hired on or before December 31, 1998 are also covered under a defined benefit plan. Certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both.

     Under the defined contribution plan, the Company makes a contribution to each participant's account based on compensation and years of service. Participants are 100% vested in this plan after 5 years of service.

     All employees of the Company participate in a 401(k) plan. Beginning January 1, 2002, the Company automatically contributes 3% of eligible compensation in each employee's account, which is 100% vested at the time of the contribution. Each participant may contribute up to 20% of eligible compensation into their account. Prior to December 31, 2001, the Company contributed an amount equal to 50% of the first 6% of eligible compensation contributed by the employee, and the Company contribution vested over 5 years at a rate of 20% per year of service.

     Amounts earned under the defined benefit and supplemental defined benefit plans are based on years of service and the highest average 36 consecutive months earnings under the plan through March 31, 2002. Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. Participants are 100% vested in these plans after 5 years of service.

     The Company's policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined contribution, 401(k) and defined benefit plans, investments have been set aside in a trust fund; whereas the supplemental retirement plans are non-qualified, unfunded plans.

     Total expense recorded for the defined contribution, 401(k), defined benefit and supplemental plans was $19,259, $10,678 and $11,783 for the years ended December 31, 2002, 2001 and 2000, respectively.

   Defined Contribution Plan and 401(k) Plan

     Pension benefits under the defined contribution plan were fully funded and investments were set aside in a trust fund. None of the trust fund assets for the defined contribution plan have been invested in shares of the Company's common stock. The 401(k) plan was fully funded and investments were set aside through an annuity contract underwritten by the Company's principal life insurance subsidiary. The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants. One of the variable return account options invests in shares of HMEC common stock. Contributions to employees' accounts under the defined contribution plan and the 401(k) plan, which were expensed in the Company's Consolidated Statements of Operations, and total assets of the plans were as follows:

                                                 Year Ended December 31,
                                              ----------------------------
                                                2002      2001      2000
                                              --------   -------   -------
Defined contribution plan:
   Contributions to employees accounts ....   $  6,280   $ 6,012   $ 5,626
   Total assets at the end of the year ....    105,454    97,967    92,609
401(k) plan:
   Contributions to employees accounts ....      3,543     2,372     2,235
   Total assets at the end of the year ....     81,806    92,189    96,599

   Defined Benefit Plan and Supplemental Retirement Plans

     The following two tables summarize both the funding status of the defined benefit and supplemental retirement pension plans and identifies the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

                                                                                                Supplemental
                                                            Defined Benefit Plan              Retirement Plans
                                                       -----------------------------   ------------------------------
                                                               December 31,                     December 31,
                                                       -----------------------------   ------------------------------
                                                         2002       2001      2000       2002       2001       2000
                                                       --------   --------   -------   --------   --------   --------
Change in benefit obligation:
   Benefit obligation at beginning of year .........   $ 50,927   $ 50,830   $47,282   $ 13,607   $ 12,191   $  8,775
   Service cost ....................................        696      1,789     1,625        671        610        719
   Interest cost ...................................      3,453      3,518     3,525        907        840        855
   Plan amendments .................................         --        980        --         --       (383)        --
   Actuarial loss ..................................      7,056      5,500     4,689      1,839      1,355      2,884
   Benefits paid ...................................     (1,484)    (6,010)   (6,291)    (1,010)      (997)    (1,042)
   Curtailment gain ................................         --     (5,680)       --         --         (9)        --
   Settlements .....................................    (10,246)        --        --         --         --         --
                                                       --------   --------   -------   --------   --------   --------
   Benefit obligation at end of year ...............   $ 50,402   $ 50,927   $50,830   $ 16,014   $ 13,607   $ 12,191
                                                       ========   ========   =======   ========   ========   ========

Change in plan assets:
   Fair value of plan assets at beginning of year ..   $ 34,569   $ 43,401   $52,966   $     --   $     --   $     --
   Actual return on plan assets ....................     (2,644)    (2,822)   (3,274)        --         --         --
   Employer contributions ..........................      7,910         --        --      1,010        997      1,042
   Benefits paid ...................................     (1,484)    (6,010)   (6,291)    (1,010)      (997)    (1,042)
   Settlements .....................................    (10,246)        --        --         --         --         --
                                                       --------   --------   -------   --------   --------   --------
   Fair value of plan assets at end of year ........   $ 28,105   $ 34,569   $43,401   $     --   $     --   $     --
                                                       ========   ========   =======   ========   ========   ========

Funded status ......................................   $(22,297)  $(16,358)  $(7,429)  $(16,014)  $(13,607)  $(12,191)
Unrecognized net actuarial loss ....................     22,393     14,967     8,304      4,136      2,603      1,431
Unrecognized prior service (asset) cost ............         --         --    (3,204)        --         --      1,954
                                                       --------   --------   -------   --------   --------   --------
Accrued benefit cost included
   in the Consolidated Balance Sheets ..............         96     (1,391)   (2,329)   (11,878)   (11,004)    (8,806)
Additional liability to recognize unfunded
   accumulated benefit obligation ..................    (22,393)   (14,967)       --     (4,170)    (2,630)    (3,358)
                                                       --------   --------   -------   --------   --------   --------
Total benefit cost .................................   $(22,297)  $(16,358)  $(2,329)  $(16,048)  $(13,634)  $(12,164)
                                                       ========   ========   =======   ========   ========   ========

Amounts recognized in the Statements of
   Financial Position consist of:
      Accrued benefit cost .........................   $     96   $ (1,391)  $(2,329)  $(11,878)  $(11,004)  $ (8,806)
      Minimum liability ............................    (22,393)   (14,967)       --     (4,170)    (2,630)    (3,358)
      Intangible asset .............................         --         --        --         --         --      1,917
      Accumulated other comprehensive income .......     22,393     14,967        --      4,170      2,630      1,441
                                                       --------   --------   -------   --------   --------   --------
         Net amount recognized .....................   $     96   $ (1,391)  $(2,329)  $(11,878)  $(11,004)  $ (8,806)
                                                       ========   ========   =======   ========   ========   ========

     The increase in the Company's 2002 minimum pension liability for the defined benefit plan of $7,426 was attributable to the following factors: (i) a decline in asset performance, (ii) an increase in the assumed frequency of lump sum elections, (iii) an increase in retirement rates and (iv) a change in the discount rate from 7.00% to 6.75%. The increase in the Company's 2001 minimum pension liability for the defined benefit plan of $14,967 was attributable to the following factors: (i), (ii) and (iii) as noted in the previous sentence and
(iv) a change in the discount rate from 7.25% to 7.00%. These increases were recorded as charges to a separate component of shareholders' equity.

                                                                                     Supplemental
                                                     Defined Benefit Plan          Retirement Plans
                                                 ---------------------------   ------------------------
                                                   Year Ended December 31,      Year Ended December 31,
                                                 ---------------------------   ------------------------
                                                   2002      2001      2000     2002     2001     2000
                                                 -------   -------   -------   ------   ------   ------
Components of net periodic pension
   (income) expense:
      Service cost............................   $   696   $ 1,789   $ 1,625   $  671   $  610   $  719
      Interest cost...........................     3,453     3,518     3,525      907      840      855
      Expected return on plan assets..........    (2,798)   (4,021)   (4,283)      --       --       --
      Amortization of prior service cost......        --      (610)     (610)      --      314      314
      Recognized net actuarial loss...........       980        --        --      307      174    1,946
      Curtailment (gain) loss.................        --    (1,614)       --       --    1,258       --
      Settlement loss.........................     4,093        --        --       --       --       --
                                                 -------   -------   -------   ------   ------   ------
Net periodic pension (income) expense.........   $ 6,424   $  (938)  $   257   $1,885   $3,196   $3,834
                                                 =======   =======   =======   ======   ======   ======

Weighted-average assumptions
   as of December 31:
      Discount rate...........................      6.75%     7.00%     7.25%    6.75%    7.00%    7.25%
      Expected return on plan assets..........      7.50%     8.75%     8.75%        *        *        *
      Rate of salary increase.................          *     4.00%     4.00%        *    4.00%    4.00%

----------
*   Not applicable.

     In 2001, HMEC's Board of Directors approved the proposal for the defined benefit plan curtailment, and management initiated steps to accomplish this including communication of the changes to employees. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits," the curtailment gain was recognized in 2001, the period in which the pension plan was amended.

   Postretirement Benefits Other than Pensions

     In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Through December 31, 2000, employees with ten years of service were eligible to receive these benefits upon retirement. Effective January 1, 2001, the eligibility requirement increased to age 55 and 20 years of service. Employees hired on or after January 1, 2001 are not eligible for postretirement medical benefits. Employees who were at least age 55 and had 10 years of service in the year 2000 were not affected by this change. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees' service years.

     The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2002, 2001 and 2000 reconciled with amounts recognized in the Company's Consolidated Balance Sheets:

                                                                        December 31,
                                                               ------------------------------
                                                                 2002       2001       2000
                                                               --------   --------   --------
Change in accumulated postretirement benefit obligation:
   Accumulated postretirement benefit
      obligation at beginning of year.......................   $ 35,749   $ 30,766   $ 29,660
   Changes during fiscal year
      Service cost..........................................        396        475        564
      Interest cost.........................................      2,231      2,285      2,366
      Benefits paid.........................................     (1,976)    (1,676)    (1,749)
      Actuarial (gain) loss.................................        687      3,899        (75)
                                                               --------   --------   --------
   Accumulated postretirement benefit
      obligation at end of year.............................   $ 37,087   $ 35,749   $ 30,766
                                                               ========   ========   ========

Unfunded status.............................................   $(37,087)  $(35,749)  $(30,766)
Unrecognized net loss from past
   experience different from that assumed...................      6,834      6,147      2,278
                                                               --------   --------   --------
      Accrued postretirement benefit cost...................   $(30,253)  $(29,602)  $(28,488)
                                                               ========   ========   ========

                                                        Year Ended December 31,
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------   ------   ------
Components of net periodic benefit cost:
   Service cost.....................................   $  396   $  475   $  564
   Interest cost....................................    2,231    2,285    2,366
   Amortization of prior losses.....................       --       30       50
                                                       ------   ------   ------
      Net periodic benefit cost.....................   $2,627   $2,790   $2,980
                                                       ======   ======   ======

   Sensitivity Analysis

     A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

                                                               December 31,
                                                          ---------------------
                                                           2002    2001    2000
                                                          -----   -----   -----
Accumulated postretirement benefit obligation
   Effect of a one percentage point increase...........   $ 904   $ 967   $ 606
   Effect of a one percentage point decrease...........    (805)   (859)   (546)

Service and interest cost components of the net
   periodic postretirement benefit expense
      Effect of a one percentage point increase........   $  45   $  77   $  81
      Effect of a one percentage point decrease........     (40)    (64)    (66)

     The assumed net weighted annual average medical rates of increase in the per capita cost of covered benefits for participants in the plan who retired prior to January 1, 1994 were 7.4%, 5.5% and 5.8% as of December 31, 2002, 2001 and 2000, respectively. The net medical trend rates were 12.0% in 2002 grading down to 5.5% in 2009 and thereafter. For those participants retiring after December 31, 1993, the weighted average discount rate used in determining the accumulated postretirement benefit obligation was 6.75%, 7.00% and 7.25% at December 31, 2002, 2001 and 2000, respectively. The discount rate of 6.75% at December 31, 2002 is based on the average yield for long-term, high-grade securities available during the benefit payout period. To set the discount rate, the Company looks to leading indicators, including Moody's Aa long-term bond index.

NOTE 11 - Reinsurance

     In the normal course of business, the insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

     The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the U.S. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits, the purchase of catastrophe reinsurance, and the purchase of a catastrophe-linked equity put option and reinsurance agreement, described below.

     The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

                                                                     December 31,
                                                             ---------------------------
                                                               2002      2001      2000
                                                             -------   -------   -------
Reinsurance Recoverables on Reserves and Unpaid Claims
   Life and health........................................   $ 9,534   $ 7,241   $ 4,619
   Property and casualty
      State insurance facilities..........................    36,780    23,069    32,026
      Other insurance companies...........................     7,921    11,035    17,030
                                                             -------   -------   -------
         Total............................................   $54,235   $41,345   $53,675
                                                             =======   =======   =======

     The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits are estimated in a manner consistent with the insurance liability associated with the policy. The effect of reinsurance on premiums written and contract deposits, premiums and contract charges earned, and benefits, claims and settlement expenses were as follows:

                                                                  Ceded to     Assumed
                                                        Gross      Other     from State
                                                       Amount    Companies   Facilities      Net
                                                      --------   ---------   ----------   --------
Year ended December 31, 2002
   Premiums written and contract deposits..........   $905,674    $20,750      $14,405    $899,329
   Premiums and contract charges earned............    642,310     33,567       16,490     625,233
   Benefits, claims and settlement expenses........    462,476     26,784       15,174     450,866

Year ended December 31, 2001
   Premiums written and contract deposits..........    885,801     27,991       17,756     875,566
   Premiums and contract charges earned............    625,722     28,601       18,121     615,242
   Benefits, claims and settlement expenses........    475,991     18,416       18,008     475,583

Year ended December 31, 2000
   Premiums written and contract deposits..........    829,437     24,078       16,294     821,653
   Premiums and contract charges earned............    605,252     23,105       16,567     598,714
   Benefits, claims and settlement expenses........    461,396     13,736       18,388     466,048

     There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2002. Past due reinsurance recoverables as of December 31, 2002 were not material.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsures 95% of catastrophe losses above a retention of $8,500 per occurrence up to $80,000 per occurrence. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $13,700 up to $51,400 with the Florida Hurricane Catastrophe Fund, based on the Fund's financial resources. Through December 31, 2001, these catastrophe reinsurance programs were augmented by a $100,000 equity put and reinsurance agreement. This equity put provided an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $154,000 of catastrophe losses above the reinsurance coverage limit.

     Effective May 7, 2002, the Company entered into a replacement equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A++ (Superior)" by A.M. Best. Under the 36-month agreement, which is renewable annually at the option of the Company, the equity put coverage of $75,000 provides a source of capital for up to $115,000 of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, increased to 145 basis points in 2002 from 95 basis points in 2001 under the prior agreement; however, in 2002 the agreement was effective only for the last eight months of the year. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (i) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215,000 after recording the first triggering event; (ii) the Company's debt as a percentage of total capital can not be more than 47.5% prior to recording the triggering event; and (iii) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A+" at December 31, 2002.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. The Company also reinsures each property loss above a retention of $250 up to $2,500, including catastrophe losses that in the aggregate are less than the retention levels above.

     The maximum individual life insurance risk retained by the Company is $200 on any individual life and a maximum of $125 is retained on each group life policy. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1,000 up to $20,000 per occurrence. This program covers acts of terrorism but excludes nuclear, biological and chemical explosions as well as other acts of war.

NOTE 12 - Contingencies

   Lawsuits and Legal Proceedings

     In June 2002, the Company recorded a pretax charge of $1,581 representing the Company's best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. A final court hearing on this matter was held on December 18, 2002, at which time the settlement was approved and was within the amount previously accrued by the Company. Management believes that, based on facts and circumstances available at this time, the amount recorded will be adequate to resolve the matters.

     In December 2000, the Company recorded a pretax charge of $7,692, representing the Company's best estimate of the actual and anticipated costs of defending and ultimately resolving litigation brought against the Company in regards to its disability insurance product. The settlement was finalized on November 30, 2001, within the amount previously accrued by the Company, and is being administered. Disability insurance represented less than 1% of the Company's insurance premiums written and contract deposits for the years ended December 31, 2002, 2001 and 2000.

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

NOTE 13 - Supplementary Data on Cash Flows

     A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

                                                                Year Ended December 31,
                                                            ------------------------------
                                                              2002       2001       2000
                                                            --------   --------   --------
Cash flows from operating activities
   Net income ...........................................   $ 11,333   $ 25,587   $ 20,841
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Realized investment losses ........................     49,407     10,019      9,906
      Depreciation and amortization .....................     12,512      8,300      6,761
      Increase in insurance liabilities .................     91,429    124,830    113,616
      (Increase) decrease in premium receivables ........     10,968     (7,160)    (7,357)
      Increase in deferred policy acquisition costs .....    (21,822)   (19,565)   (12,781)
      (Increase) decrease in reinsurance recoverable ....      4,279     (5,850)     3,364
      Increase (decrease) in federal
         income tax liabilities .........................     (9,061)     3,179    (27,655)
      (Decrease) increase in liabilities
         for restructuring and litigation charges .......       (170)    (3,127)     9,919
      Other .............................................     16,592     12,644      7,634
                                                            --------   --------   --------
         Total adjustments ..............................    154,134    123,270    103,407
                                                            --------   --------   --------
            Net cash provided by operating activities ...   $165,467   $148,857   $124,248
                                                            ========   ========   ========

     The Company's repurchases of debt in 2002 resulted in non-cash financing charges of $1,731.

NOTE 14 - Segment Information

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

     The accounting policies of the segments are the same as those described in
Note 1 - Summary of Significant Accounting Policies. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the corporate and other segment to the property and casualty, annuity and life segments, on a cost basis. The Company does not allocate the impact of corporate level decisions to the insurance segments consistent with management's evaluation of the results of those segments. For instance, see footnote (a) to the table below.

     Summarized financial information for these segments is as follows:

                                                            Year Ended December 31,
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
     Insurance premiums and contract charges earned
        Property and casualty ........................   $519,546   $508,345   $489,952
        Annuity ......................................     14,247     14,906     17,017
        Life .........................................     92,707     93,272     92,998
        Intersegment eliminations ....................     (1,267)    (1,281)    (1,253)
                                                         --------   --------   --------
              Total ..................................   $625,233   $615,242   $598,714
                                                         ========   ========   ========

     Net investment income
        Property and casualty ........................   $ 35,180   $ 37,749   $ 35,695
        Annuity ......................................    107,731    107,583    105,340
        Life .........................................     53,925     55,226     51,264
        Corporate and other ..........................        387         98      1,295
        Intersegment eliminations ....................     (1,175)    (1,389)    (1,198)
                                                         --------   --------   --------
              Total ..................................   $196,048   $199,267   $192,396
                                                         ========   ========   ========

     Net income
        Property and casualty ........................   $ 19,943   $  5,184   $  8,969
        Annuity ......................................     16,963     20,619     19,274
        Life .........................................     18,899     18,646     12,880
        Corporate and other (a) ......................    (44,472)   (18,862)   (20,282)
                                                         --------   --------   --------
              Total ..................................   $ 11,333   $ 25,587   $ 20,841
                                                         ========   ========   ========

     Amortization of intangible assets
        Value of acquired insurance in force
           Annuity ...................................   $  4,008   $  2,317   $  5,176
           Life ......................................      1,726      1,839      1,975
                                                         --------   --------   --------
              Subtotal ...............................      5,734      4,156      7,151
        Goodwill .....................................         --      1,618      1,618
                                                         --------   --------   --------
              Total ..................................   $  5,734   $  5,774   $  8,769
                                                         ========   ========   ========

                                                                     December 31,
                                                         ------------------------------------
                                                            2002         2001         2000
                                                         ----------   ----------   ----------
     Assets
        Property and casualty ........................   $  773,362   $  738,638   $  733,922
        Annuity ......................................    2,628,083    2,674,524    2,639,872
        Life .........................................    1,036,078    1,007,345      969,181
        Corporate and other ..........................      112,102      105,215      115,584
        Intersegment eliminations ....................      (37,336)     (36,696)     (37,979)
                                                         ----------   ----------   ----------
              Total ..................................   $4,512,289   $4,489,026   $4,420,580
                                                         ==========   ==========   ==========

----------
(a) The corporate and other segment includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges and provision for prior years' taxes.

NOTE 15 - Unaudited Interim Information

     Summary quarterly financial data is presented below.

                                                                             Three Months Ended
                                                           ------------------------------------------------------
                                                           December 31,   September 30,   June 30,      March 31,
                                                           ------------   -------------   --------      ---------
2002
----
Insurance premiums written and contract deposits........     $236,377        $232,604     $218,600       $211,748
Total revenues..........................................      210,667         189,981      163,406        207,820
Net income (loss).......................................       13,547             549      (18,334)(a)     15,571
Per share information
   Basic
      Net income (loss).................................     $   0.33        $   0.02     $  (0.45)(a)   $   0.38
      Shares of common stock - weighted average (b).....       41,293          40,850       40,838         40,780
   Diluted
      Net income (loss).................................     $   0.33        $   0.02     $  (0.45)(a)   $   0.38
      Shares of common stock and equivalent shares -
         weighted average (b)...........................       41,466          41,025       41,294         41,231

2001
----
Insurance premiums written and contract deposits........     $225,262        $224,307     $218,225       $207,772
Total revenues..........................................      201,889         203,131      196,106        203,364
Net income (loss).......................................        4,758           9,057       (4,926)        16,698
Per share information
   Basic
      Net income (loss).................................     $   0.12        $   0.22     $  (0.12)      $   0.41
      Shares of common stock - weighted average (b).....       40,728          40,659       40,554         40,524
   Diluted
      Net income (loss).................................     $   0.12        $   0.22     $  (0.12)      $   0.41
      Shares of common stock and equivalent shares -
         weighted average (b)...........................       41,016          40,977       40,874         40,747

2000
----
Insurance premiums written and contract deposits........     $212,673        $210,002     $204,466       $194,512
Total revenues..........................................      192,941         197,566      198,395        192,302
Net income (loss).......................................      (13,774)         12,207        9,682         12,726
Per share information
   Basic
      Net income (loss).................................     $  (0.34)       $   0.30     $   0.24       $   0.31
      Shares of common stock - weighted average (b).....       40,516          40,550       40,913         41,156
   Diluted
      Net income (loss).................................     $  (0.34)       $   0.30     $   0.23       $   0.31
      Shares of common stock and equivalent shares -
         weighted average (b)...........................       40,717          40,708       41,085         41,325

----------
(a) Subsequent to filing the Form 10-Q for the period ended June 30, 2002, the Company determined that redundant reserves had been inadvertently established on certain life insurance policies. To ensure comparability between quarterly periods, the reduction in life segment reserves, equal to $1,470 pretax, has been reflected as an adjustment to benefits, claims and settlement expenses and income for the three months ended June 30, 2002. The net loss and net loss per share as previously reported for the three months ended June 30, 2002 were $(19,287) and $(0.47).
(b)  Rounded to thousands.

                                                                      SCHEDULE I

                        HORACE MANN EDUCATORS CORPORATION

        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2002

                             (Dollars in thousands)

                                                                                       Amount
                                                                                      shown in
                                                                           Fair        Balance
                  Type of Investments                        Cost(1)       Value        Sheet
                  -------------------                      ----------   ----------   ----------
Fixed maturities:
   U.S. Government and U.S. Government agencies
      and authorities ..................................   $  775,371   $  811,543   $  811,543
   States, municipalities and political subdivisions ...      358,636      377,464      377,464
   Foreign government bonds ............................       13,131       15,976       15,976
   Public utilities ....................................      133,020      131,503      131,503
   Other corporate bonds ...............................    1,578,849    1,654,709    1,654,709
                                                           ----------   ----------   ----------

         Total fixed maturity securities ...............    2,859,007   $2,991,195    2,991,195
                                                           ----------   ==========   ----------

Mortgage loans and real estate .........................        4,926          XXX        4,926
Short-term investments .................................       60,933          XXX       60,933
Short-term investments, loaned securities ..............        3,937          XXX        3,937
Policy loans and other .................................       69,185          XXX       69,572
                                                           ----------                ----------

         Total investments .............................   $2,997,988          XXX   $3,130,563
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS
                     As of December 31, 2002, 2001 and 2000
                  (Dollars in thousands, except per share data)

                                                                      2002        2001        2000
                                                                   ---------   ---------   ---------
                                     ASSETS

Investments and cash ...........................................   $  10,913   $   9,319   $   8,565
Investment in subsidiaries .....................................     608,164     554,811     521,563
Other assets ...................................................      55,764      50,891      49,668
                                                                   ---------   ---------   ---------

      Total assets .............................................   $ 674,841   $ 615,021   $ 579,796
                                                                   =========   =========   =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt ................................................   $      --   $  53,000   $  49,000
Long-term debt .................................................     144,685      99,767      99,721
Other liabilities ..............................................       1,314       3,064       3,082
                                                                   ---------   ---------   ---------

      Total liabilities ........................................     145,999     155,831     151,803
                                                                   ---------   ---------   ---------

Preferred stock, $0.001 par value, authorized
   1,000,000 shares; none issued ...............................          --          --          --
Common stock, $0.001 par value, authorized 75,000,000
   shares; issued, 2002, 60,194,615; 2001, 60,076,921;
   2000, 59,859,053 ............................................          60          60          60
Additional paid-in capital .....................................     342,749     341,052     338,243
Retained earnings ..............................................     455,308     461,139     452,624
Accumulated other comprehensive income (loss), net of taxes:
   Net unrealized gains (losses) on fixed maturities
      and equity securities ....................................      80,567      26,336      (4,038)
   Minimum pension liability adjustment ........................     (17,265)    (11,438)       (937)
Treasury stock, at cost, 2002, 17,503,371 shares;
   2001 and 2000, 19,341,296 shares ............................    (332,577)   (357,959)   (357,959)
                                                                   ---------   ---------   ---------

      Total shareholders' equity ...............................     528,842     459,190     427,993
                                                                   ---------   ---------   ---------

      Total liabilities and shareholders' equity ...............   $ 674,841   $ 615,021   $ 579,796
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                        Year Ended December 31,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
Revenues
   Net investment income.........................   $    386   $    100   $  1,292
   Realized investment gains (losses)............       (430)       219        242
                                                    --------   --------   --------
      Total revenues.............................        (44)       319      1,534
                                                    --------   --------   --------
Expenses
   Interest......................................      8,517      9,250     10,204
   Debt retirement costs.........................      2,272         --         --
   Amortization of goodwill......................         --      1,618      1,618
   Other.........................................      1,755      3,802      1,101
                                                    --------   --------   --------
      Total expenses.............................     12,544     14,670     12,923
                                                    --------   --------   --------
Loss before income taxes
   and equity in net earnings of subsidiaries....    (12,588)   (14,351)   (11,389)
Income tax benefit...............................     (3,954)    (4,099)    (3,058)
                                                    --------   --------   --------
Loss before equity
   in net earnings of subsidiaries...............     (8,634)   (10,252)    (8,331)
Equity in net earnings of subsidiaries...........     19,967     35,839     29,172
                                                    --------   --------   --------
Net income.......................................   $ 11,333   $ 25,587   $ 20,841
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                    Year Ended December 31,
                                                                ------------------------------
                                                                  2002       2001       2000
                                                                --------   --------   --------
Cash flows from operating activities
   Interest expense paid.....................................   $ (9,540)  $ (9,091)  $(10,028)
   Contribution to defined benefit pension plan trust fund...     (7,910)        --         --
   Federal income taxes (paid) recovered.....................      7,793        (12)     7,483
   Cash dividends received from subsidiaries.................      5,900     28,650     36,500
   Other, net................................................      9,296     (4,032)       693
                                                                --------   --------   --------
      Net cash provided by operating activities..............      5,539     15,515     34,648
                                                                --------   --------   --------
Cash flows provided by (used in) investing activities
   Net (increase) decrease in investments....................     (2,477)     5,707      7,214
   Capital contributions to subsidiaries.....................         --     (4,500)   (20,000)
                                                                --------   --------   --------
      Net cash provided by (used in) investing activities....     (2,477)     1,207    (12,786)
                                                                --------   --------   --------
Cash flows used in financing activities
   Purchase of treasury stock................................         --         --    (15,143)
   Dividends paid to shareholders............................    (17,164)   (17,072)   (17,240)
   Principal borrowings (payments) on Bank Credit Facility...    (53,000)     4,000         --
   Exercise of stock options.................................      2,183      3,759      5,302
   Catastrophe-linked equity put option premium..............     (1,088)      (950)      (950)
   Proceeds from issuance of Convertible Notes...............    162,654         --         --
   Repurchase of Senior Notes and Convertible Notes..........    (97,523)        --         --
                                                                --------   --------   --------
      Net cash used in financing activities..................     (3,938)   (10,263)   (28,031)
                                                                --------   --------   --------
Net increase (decrease) in cash..............................       (876)     6,459     (6,169)
Cash at beginning of period..................................      8,333      1,874      8,043
                                                                --------   --------   --------
Cash at end of period........................................   $  7,457   $  8,333   $  1,874
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                     NOTE TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

     The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                 See accompanying Independent Auditors' Report.

                                                    SCHEDULE III & VI (COMBINED)

                        HORACE MANN EDUCATORS CORPORATION

                SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

     SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY
                              INSURANCE OPERATIONS

                             (Dollars in thousands)

Column identification for
   Schedule III:  A                     B               C                            D           E          F           G
   Schedule VI :  A                     B               C               D            E                      F           G

                                                                    Discount,                  Other
                                     Deferred     Future policy      if any,                   policy    Premium
                                      policy        benefits,      deducted in              claims and   revenue/       Net
                                   acquisition     claims and        previous    Unearned     benefits   premium    investment
           Segment                    costs      claims expenses      column     premiums     payable     earned      income
--------------------------------   -----------   ---------------   -----------   --------   ----------   --------   ----------
Year Ended December 31, 2002
   Property and casualty .......    $ 21,388       $  317,321         $  0       $180,509    $     --    $519,546    $ 35,180
   Annuity .....................      63,643        1,389,498          xxx             --     116,489      14,247     107,731
   Life ........................      89,524          728,603          xxx          8,875       8,619      92,707      53,925
   Other, including
      consolidating
      eliminations .............          NA            2,000          xxx             NA          NA      (1,267)       (788)
                                    --------       ----------                    --------    --------    --------    --------

         Total .................    $174,555       $2,437,422          xxx       $189,384    $125,108    $625,233    $196,048
                                    ========       ==========                    ========    ========    ========    ========

Year Ended December 31, 2001
   Property and casualty .......    $ 18,957       $  306,141         $  0       $177,023    $     --    $508,345    $ 37,749
   Annuity .....................      54,791        1,279,891          xxx             --     113,780      14,906     107,583
   Life ........................      84,028          701,964          xxx          8,546       9,654      93,272      55,226
   Other, including
      consolidating
      eliminations .............         N/A            2,000          xxx            N/A         N/A      (1,281)     (1,291)
                                    --------       ----------                    --------    --------    --------    --------

         Total .................    $157,776       $2,289,996          xxx       $185,569    $123,434    $615,242    $199,267
                                    ========       ==========                    ========    ========    ========    ========

Year Ended December 31, 2000
   Property and casualty .......    $ 16,936       $  298,896         $  0       $166,202    $     --    $489,952    $ 35,695
   Annuity .....................      46,434        1,220,334          xxx             --     111,511      17,017     105,340
   Life ........................      78,234          668,596          xxx          8,226      10,722      92,998      51,264
   Other, including
      consolidating
      eliminations .............         N/A              N/A          xxx            N/A         N/A      (1,253)         97
                                    --------       ----------                    --------    --------    --------    --------

         Total .................    $141,604       $2,187,826          xxx       $174,428    $122,233    $598,714    $192,396
                                    ========       ==========                    ========    ========    ========    ========

Column identification for
   Schedule III:  A                    H                                     I             J                       K
   Schedule VI:   A                                      H                   I                         J           K

                                                 Claims and claims
                                    Benefits,   adjustment expense      Amortization                  Paid
                                     claims     incurred related to     of deferred                  claims
                                      and       -------------------        policy        Other     and claims
                                   settlement    Current     Prior      acquisition    operating   adjustment   Premiums
           Segment                  expenses      year       years         costs       expenses     expense      written
--------------------------------   ----------   --------   --------     ------------   ---------   ----------   --------
Year Ended December 31, 2002
   Property and casualty .......    $410,161    $387,747    $23,995(1)    $51,804      $ 68,969     $411,159    $524,877
   Annuity .....................      69,233         xxx        xxx         2,740        26,784          xxx         xxx
   Life ........................      69,852         xxx        xxx         8,020        39,597          xxx         xxx
   Other, including
      consolidating
      eliminations .............          --         xxx        xxx        (1,267)       18,316          xxx         xxx
                                    --------                              -------      --------

         Total .................    $549,246         xxx        xxx       $61,297      $153,666          xxx         xxx
                                    ========                              =======      ========

Year Ended December 31, 2001
   Property and casualty .......    $433,344    $416,770    $16,574       $47,780      $ 63,042     $411,147    $519,167
   Annuity .....................      66,901         xxx        xxx         3,498        21,368          xxx         xxx
   Life ........................      69,840         xxx        xxx         8,232        41,531          xxx         xxx
   Other, including
      consolidating
      eliminations .............       2,000         xxx        xxx        (1,462)       20,074          xxx         xxx
                                    --------                              -------      --------

         Total .................    $572,085         xxx        xxx       $58,048      $146,015          xxx         xxx
                                    ========                              =======      ========

Year Ended December 31, 2000
   Property and casualty .......    $417,369    $394,711    $22,658       $45,983      $ 58,416     $402,922    $493,364
   Annuity .....................      67,758         xxx        xxx         4,694        20,741          xxx         xxx
   Life ........................      73,482         xxx        xxx         6,725        44,168          xxx         xxx
   Other, including
      consolidating
      eliminations .............         N/A         xxx        xxx        (1,430)       33,577          xxx         xxx
                                    --------                              -------      --------

         Total .................    $558,609         xxx        xxx       $55,972      $156,902          xxx         xxx
                                    ========                              =======      ========

----------
(1) Property and casualty segment claims and claims adjustment expense incurred related to prior years includes a $1,581 statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company's Consolidated Statements of Operations.
N/A Not applicable.

                  See accompanying Independent Auditors' Report

                                                                     SCHEDULE IV

                        HORACE MANN EDUCATORS CORPORATION

                                   REINSURANCE

                             (Dollars in thousands)

Column A                                   Column B     Column C     Column D      Column E       Column F
--------                                 -----------   ----------   ----------   -----------   --------------
                                                        Ceded to      Assumed                    Percentage
                                            Gross         Other     from State                    of Amount
                                            Amount      Companies   Facilities       Net       Assumed to Net
                                         -----------   ----------   ----------   -----------   --------------
Year ended December 31, 2002
   Life insurance in force ...........   $13,196,369   $1,286,109          --    $11,910,260          --
   Premiums
      Property and casualty ..........   $   530,253   $   27,197     $16,490    $   519,546         3.2%
      Annuity ........................        14,247           --          --         14,247          --
      Life ...........................        99,077        6,370          --         92,707          --
      Other, including
         consolidating eliminations...        (1,267)          --          --         (1,267)         --
                                         -----------   ----------     -------    -----------
            Total premiums ...........   $   642,310   $   33,567     $16,490    $   625,233         2.6%
                                         ===========   ==========     =======    ===========

Year ended December 31, 2001
   Life insurance in force ...........   $13,216,146   $1,035,477          --    $12,180,669          --
   Premiums
      Property and casualty ..........   $   514,574   $   24,350     $18,121    $   508,345         3.6%
      Annuity ........................        14,906           --          --         14,906          --
      Life ...........................        97,523        4,251          --         93,272          --
      Other, including
         consolidating eliminations           (1,281)          --          --         (1,281)         --
                                         -----------   ----------     -------    -----------
            Total premiums ...........   $   625,722   $   28,601     $18,121    $   615,242         2.9%
                                         ===========   ==========     =======    ===========

Year ended December 31, 2000
   Life insurance in force ...........   $12,646,371   $  746,447          --    $11,899,924          --
   Premiums
      Property and casualty ..........   $   494,539   $   21,154     $16,567    $   489,952         3.4%
      Annuity ........................        17,017           --          --         17,017          --
      Life ...........................        94,949        1,951          --         92,998          --
      Other, including
         consolidating eliminations           (1,253)          --          --         (1,253)         --
                                         -----------   ----------     -------    -----------
            Total premiums ...........   $   605,252   $   23,105     $16,567    $   598,714         2.8%
                                         ===========   ==========     =======    ===========

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

                      For the Year Ended December 31, 2002

                                  VOLUME 1 OF 1

================================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Annual Report on Form 10-K for the year ended December 31, 2002. Management contracts and compensatory plans are indicated by an asterisk(*).

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

Exhibit
No.                             Description
-------                         -----------

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

     4.1(a)   Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.1).

     4.2 Indenture dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC's 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit
              4.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     4.2(a)   Form of 1.425% Senior Convertible Notes Due 2032 (included in
              Exhibit 4.2).

     4.3 Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock (included in Exhibit 10.13).

(10) Material contracts:

     10.1 Credit Agreement dated as of May 29, 2002 (the "Bank Credit Facility") among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the "Agent"), incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

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

     10.6* Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

     10.6(a)* Specimen Employee Stock Option Agreement under the Horace Mann
              Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

     10.6(b)* Specimen Director Stock Option Agreement under the Horace Mann
              Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit
No.                             Description
-------                         -----------

     10.7* Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     10.7(a)* Specimen Employee Stock Option Agreement under the Horace Mann
              Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     10.7(b)* Specimen Regular Employee Stock Option Agreement under the
              Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     10.7(c)* Specimen Director Stock Option Agreement under the Horace Mann
              Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

     10.8* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

     10.8(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

     10.9* Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

     10.10* Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

     10.11* Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

Exhibit
No.                             Description
-------                         -----------

     10.12* Employment Agreement entered by and between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to
              Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

     10.13 First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002, incorporated by reference to Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.

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