Form 10-Q
period 2003-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2003-05-15
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended March 31, 2003
                                       OR
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

             1 Horace Mann Plaza, Springfield, Illinois 62715-0001 (Address of principal executive offices, including Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   X   No ____
                                                -----

     As of April 30, 2003, 42,701,528 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q


                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Independent Auditors' Review Report .........................................     1

                  Consolidated Balance Sheets as of
                    March 31, 2003 and December 31, 2002 ......................................     2

                  Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2003 and 2002 ................................     3

                  Consolidated Statements of Changes in Shareholders' Equity
                    for the Three Months Ended March 31, 2003 and 2002 ........................     4

                  Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 2003 and 2002 ................................     5

                  Notes to Consolidated Financial Statements ..................................     6

          Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................................    13

          Item 3. Quantitative and Qualitative Disclosures about Market Risk ..................    36

          Item 4. Controls and Procedures .....................................................    36

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders .........................    36

          Item 5. Other Information ...........................................................    36

          Item 6. Exhibits and Reports on Form 8-K ............................................    37

SIGNATURES ....................................................................................    38

CERTIFICATIONS ................................................................................    39

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2003, we expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 1, 2003

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                           March 31,               December 31,
                                                                             2003                     2002
                                                                          ----------               ------------
                                     ASSETS

Investments
   Fixed maturities, available for sale, at fair value (amortized
     cost, 2003, $2,922,360; 2002, $2,859,007) ......................... $3,072,537                $2,991,195
   Short-term and other investments ....................................    119,514                   135,431
   Short-term investments, loaned securities collateral ................    374,492                     3,937
                                                                         ----------                ----------
       Total investments ...............................................  3,566,543                 3,130,563
Cash ...................................................................     30,908                    60,162
Accrued investment income and premiums receivable ......................     97,651                    99,954
Deferred policy acquisition costs ......................................    176,090                   174,555
Goodwill ...............................................................     47,396                    47,396
Value of acquired insurance in force ...................................     30,394                    31,945
Other assets ...........................................................     99,575                   113,244
Variable annuity assets ................................................    859,241                   854,470
                                                                         ----------                ----------
       Total assets .................................................... $4,907,798                $4,512,289
                                                                         ==========                ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities
   Fixed annuity contract liabilities .................................. $1,421,904                $1,385,737
   Interest-sensitive life contract liabilities ........................    552,349                   544,533
   Unpaid claims and claim expenses ....................................    314,917                   326,575
   Future policy benefits ..............................................    180,252                   180,577
   Unearned premiums ...................................................    185,621                   189,384
                                                                         ----------                ----------
       Total policy liabilities ........................................  2,655,043                 2,626,806
Other policyholder funds ...............................................    124,098                   125,108
Liability for securities lending agreements ............................    374,492                     3,937
Other liabilities ......................................................    206,727                   228,441
Short-term debt ........................................................          -                         -
Long-term debt .........................................................    144,689                   144,685
Variable annuity liabilities ...........................................    859,241                   854,470
                                                                         ----------                ----------
       Total liabilities ...............................................  4,364,290                 3,983,447
                                                                         ----------                ----------
Preferred stock, $0.001 par value, shares authorized
   1,000,000; none issued ..............................................          -                         -
Common stock, $0.001 par value, shares authorized
   75,000,000; shares issued, 2003, 60,204,899;
   2002, 60,194,615 ....................................................         60                        60
Additional paid-in capital .............................................    342,963                   342,749
Retained earnings ......................................................    458,921                   455,308
Accumulated other comprehensive income (loss), net of taxes:
   Net unrealized gains on fixed
     maturities and equity securities ..................................     91,406                    80,567
   Minimum pension liability adjustment ................................    (17,265)                  (17,265)
Treasury stock, at cost, 17,503,371 shares .............................   (332,577)                 (332,577)
                                                                         ----------                ----------
       Total shareholders' equity ......................................    543,508                   528,842
                                                                         ----------                ----------
         Total liabilities and shareholders' equity .................... $4,907,798                $4,512,289
                                                                         ==========                ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                                     Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                   2003               2002
                                                                 --------           --------
Insurance premiums written and contract deposits .............   $219,540           $211,748
                                                                 ========           ========

Revenues
   Insurance premiums and contract charges earned ............   $158,318           $155,553
   Net investment income .....................................     47,521             49,685
   Realized investment gains (losses) ........................     (4,748)             2,582
                                                                 --------           --------

     Total revenues ..........................................    201,091            207,820
                                                                 --------           --------

Benefits, losses and expenses
   Benefits, claims and settlement expenses ..................    110,877            110,816
   Interest credited .........................................     25,429             24,149
   Policy acquisition expenses amortized .....................     17,106             14,625
   Operating expenses ........................................     33,624             32,276
   Amortization of intangible assets .........................      1,625              1,294
   Interest expense ..........................................      1,552              2,067
                                                                 --------           --------

     Total benefits, losses and expenses .....................    190,213            185,227
                                                                 --------           --------

Income before income taxes ...................................     10,878             22,593
Income tax expense ...........................................      2,779              7,022
                                                                 --------           --------

Net income ...................................................   $  8,099           $ 15,571
                                                                 ========           ========

Net income per share
   Basic .....................................................   $   0.19           $   0.38
                                                                 ========           ========
   Diluted ...................................................   $   0.19           $   0.38
                                                                 ========           ========

Weighted average number of shares
   and equivalent shares (in thousands)
     Basic ...................................................     42,700             40,780
     Diluted .................................................     42,869             41,231

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                  ------------------------------
                                                                     2003                2002
                                                                     ----                ----
Common stock
   Beginning balance ..........................................   $       60          $       60
   Options exercised, 2002, 68,465 shares; ....................            -                   -
   Conversion of Director Stock Plan units, 2003,
     10,284 shares; 2002, 10,284 shares .......................            -                   -
                                                                  ----------          ----------
   Ending balance .............................................           60                  60
                                                                  ----------          ----------

Additional paid-in capital
   Beginning balance ..........................................      342,749             341,052
   Options exercised and conversion
     of Director Stock Plan units .............................          214               1,354
                                                                  ----------          ----------
   Ending balance .............................................      342,963             342,406
                                                                  ----------          ----------

Retained earnings
   Beginning balance ..........................................      455,308             461,139
   Net income .................................................        8,099              15,571
   Cash dividends, 2003, $0.105 per share;
     2002, $0.105 per share ...................................       (4,486)             (4,284)
                                                                  ----------          ----------
   Ending balance .............................................      458,921             472,426
                                                                  ----------          ----------

Accumulated other comprehensive income (loss), net of taxes:
   Beginning balance ..........................................       63,302              14,898
     Change in net unrealized gains (losses) on
       fixed maturities and equity securities .................       10,839             (33,151)
     Increase in minimum pension liability adjustment .........            -                 (92)
                                                                  ----------          ----------
   Ending balance .............................................       74,141             (18,345)
                                                                  ----------          ----------

Treasury stock, at cost
   Beginning and ending balance, 2003,
     17,503,371 shares; 2002, 19,341,296 shares ...............     (332,577)           (357,959)
                                                                  ----------          ----------

Shareholders' equity at end of period .........................   $  543,508          $  438,588
                                                                  ==========          ==========

Comprehensive income (loss)
   Net income .................................................   $    8,099          $   15,571
   Other comprehensive income (loss), net of taxes:
     Change in net unrealized gains (losses)
       on fixed maturities and equity securities ..............       10,839             (33,151)
     Increase in minimum pension liability adjustment .........            -                 (92)
                                                                  ----------          ----------
         Other comprehensive income ...........................       10,839             (33,243)
                                                                  ----------          ----------
           Total ..............................................   $   18,938          $  (17,672)
                                                                  ==========          ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           Three Months Ended
                                                                                March 31,
                                                                  ------------------------------------
                                                                     2003                      2002
                                                                     ----                      ----
Cash flows from operating activities
   Premiums collected .........................................   $  161,833                $  164,686
   Policyholder benefits paid .................................     (122,034)                 (121,842)
   Policy acquisition and other operating expenses paid .......      (59,549)                  (55,186)
   Federal income taxes paid ..................................       (9,958)                   (2,032)
   Investment income collected ................................       49,513                    52,991
   Interest expense paid ......................................         (960)                   (3,316)
   Other ......................................................          142                       (20)
                                                                  ----------                ----------

       Net cash provided by operating activities ..............       18,987                    35,281
                                                                  ----------                ----------

Cash flows used in investing activities
   Fixed maturities
     Purchases ................................................     (204,798)                 (433,944)
     Sales ....................................................       91,999                   393,132
     Maturities ...............................................       34,187                    19,602
   Net cash provided by (used for)
     short-term and other investments .........................       15,242                   (15,342)
                                                                  ----------                ----------

       Net cash used in investing activities ..................      (63,370)                  (36,552)
                                                                  ----------                ----------

Cash flows provided by financing activities
   Dividends paid to shareholders .............................       (4,486)                   (4,284)
   Exercise of stock options ..................................            -                     1,354
   Annuity contracts, variable and fixed
     Deposits .................................................       64,262                    63,349
     Maturities and withdrawals ...............................      (23,711)                  (41,124)
     Net transfer to variable annuity assets ..................      (19,786)                  (16,954)
   Net decrease in life policy account balances ...............       (1,150)                   (1,688)
                                                                  ----------                ----------

       Net cash provided by financing activities ..............       15,129                       653
                                                                  ----------                ----------

Net decrease in cash ..........................................      (29,254)                     (618)

Cash at beginning of period ...................................       60,162                    33,939
                                                                  ----------                ----------

Cash at end of period .........................................   $   30,908                $   33,321
                                                                  ==========                ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

        The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2003 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 2003 and 2002.

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

        It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Stock Based Compensation

        The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company's common stock on the date of grant. Additional information regarding the Company's stock-based compensation plans is contained in Note 6 - Shareholders' Equity and Stock Options of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

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

                                                                           Three Months Ended
                                                                                March 31,
                                                                  ------------------------------------
                                                                    2003                      2002
                                                                    ----                      ----
        Net income
          As reported ..........................................  $  8,099                  $ 15,571
             Add:  Stock-based compensation expense,
               after tax, included in reported net income ......         -                         -
             Deduct:  Stock-based compensation expense,
               after tax, determined under the fair value
               based method for all awards (1) .................     1,339                     1,109
                                                                  --------                  --------
          Pro forma ............................................  $  6,760                  $ 14,462
                                                                  ========                  ========

        Basic net income per share
          As reported ..........................................  $   0.19                  $   0.38
          Pro forma ............................................  $   0.16                  $   0.35

        Diluted net income per share
          As reported ..........................................  $   0.19                  $   0.38
          Pro forma ............................................  $   0.16                  $   0.35

(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.7% and 5.2%; dividend yield of 3.0% and 2.0%; expected lives of 10 years; and volatility of 28.2% and 39.2%. These expense amounts represent one-fourth of the full year expense reflecting options vesting during the respective calendar year. The 2003 expense includes vesting related to options granted through March 31, 2003. The 2002 expense includes vesting related to options granted through December 31, 2002.

Note 3 - Restructuring Charges

        Restructuring charges were incurred and separately identified in the Statements of Operations for the years ended December 31, 2002, 2001 and 2000, as described in Note 2 - Restructuring Charges of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

        The Company's Consolidated Balance Sheets at March 31, 2003 and December 31, 2002 did not reflect any accrued amounts due to the restructuring of its Massachusetts automobile business recorded in 2001. The following table provides information about the components of the other charges taken in 2002, 2001 and 2000, the balance of accrued amounts at December 31, 2002 and March 31, 2003, and payment activity during the three months ended March 31, 2003.

                                                                  Original   Reserve at             Reserve at
                                                                   Pretax   December 31,             March 31,
                                                                   Charge       2002      Payments     2003
                                                                  --------  ------------  --------  ----------
     Charges to earnings:
       Property and Casualty
          Claims Operations
            Employee termination costs ........................    $2,542      $1,929       $728      $1,201
            Additional defined benefit pension plan costs .....     1,179       1,179          -       1,179
            Termination of lease agreements ...................       502         425         94         331
                                                                   ------      ------       ----      ------
                Subtotal ......................................     4,223       3,533        822       2,711
                                                                   ------      ------       ----      ------

       Printing Services Operations
          Employee termination costs ..........................       409          38         34           4
          Write-off of equipment ..............................        41           -          -           -
                                                                   ------      ------       ----      ------
                Subtotal ......................................       450          38         34           4
                                                                   ------      ------       ----      ------

       Group Insurance and Credit Union Marketing Operations
            Employee termination costs ........................     1,827         291         50         241
            Termination of lease agreements ...................       285           -          -           -
            Write-off of capitalized software .................       106           -          -           -
            Other .............................................        18           -          -           -
                                                                   ------      ------       ----      ------
                Subtotal ......................................     2,236         291         50         241
                                                                   ------      ------       ----      ------

                  Total .......................................    $6,909      $3,862       $906      $2,956
                                                                   ======      ======       ====      ======

Note 4 - Debt

     Indebtedness outstanding was as follows:

                                                                      March 31,          December 31,
                                                                        2003                 2002
                                                                      ---------          ------------
        Long-term debt:
          1.425% Senior Convertible Notes due May 14,
             2032. Aggregate principal amount of $244,500
             less unaccrued discount of $128,362
             (3.0% imputed rate) ...................................   $116,138            $116,138
          6 5/8% Senior Notes, due January 15, 2006.
             Aggregate principal amount of $28,600 less
             unaccrued discount of $49 and $53
             (6.7% imputed rate) ...................................     28,551              28,547
                                                                       --------            --------
               Total ...............................................   $144,689            $144,685
                                                                       ========            ========

Note 5 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

                                            Percent of Fair Value                     March 31, 2003
                                       --------------------------------          -------------------------
        Rating of Fixed                March 31,           December 31,            Fair         Amortized
        Maturity Securities (1)          2003                  2002              Value (2)         Cost
        -----------------------        ---------           ------------         ----------     -----------
          AAA .......................     40.3%                40.0%            $1,238,195      $1,185,170
          AA ........................      7.0                  6.8                214,664         203,247
          A .........................     25.1                 24.9                771,853         718,903
          BBB .......................     23.1                 23.7                710,279         676,148
          BB ........................      2.5                  2.2                 75,287          77,051
          B .........................      1.1                  1.3                 32,357          32,586
          CCC or lower ..............      0.8                  1.0                 25,443          24,782
          Not rated (3) .............      0.1                  0.1                  4,459           4,473
                                         -----                -----             ----------      ----------
             Total ..................    100.0%               100.0%            $3,072,537      $2,922,360
                                         =====                =====             ==========      ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated with the assistance of the Company's investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3) This category includes $1 of publicly traded securities not currently rated by S&P, Moody's or the National Association of Insurance Commissioners ("NAIC") and $4,458 of private placement securities not rated by either S&P or Moody's. The NAIC has rated 97.0% of these private placement securities as investment grade.

     The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss reflected in the Statement of Operations for the period. As a result of these reviews, the Company recorded pretax impairment charges of $6,117 for the three months ended March 31, 2003.

     The following table presents the expected maturity of the Company's fixed maturity securities portfolio. Expected maturities differ from contractual maturities based on assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 Fair
                                                                  Percent of Total               Value
                                                        ----------------------------------    -----------
                                                         March 31,           December 31,      March 31,
                                                           2003                  2002            2003
                                                        -----------         --------------    -----------
        Due in 1 year or less ........................       11.3%                12.8%       $  348,284
        Due after 1 year through 5 years .............       25.6                 26.5           786,020
        Due after 5 years through 10 years ...........       35.0                 32.7         1,074,544
        Due after 10 years through 20 years ..........        6.6                  7.5           204,163
        Due after 20 years ...........................       21.5                 20.5           659,526
                                                            -----                -----        ----------
          Total ......................................      100.0%               100.0%       $3,072,537
                                                            =====                =====        ==========

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2003 and December 31, 2002, fixed maturities with a fair value of $374,492 and $3,937, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments with a corresponding liability in the Company's Consolidated Balance Sheets.

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

                                             Gross
                                             Amount      Ceded     Assumed      Net
                                            --------    -------   ---------  ---------
        Three months ended
          March 31, 2003
        -------------------
        Premiums written
          and contract deposits .........   $220,832     $5,068     $3,776   $219,540
        Premiums and contract
          charges earned ................    159,799      5,091      3,610    158,318
        Benefits, claims and
          settlement expenses ...........    108,087       (933)     1,857    110,877

        Three months ended
          March 31, 2002
        -------------------
        Premiums written
          and contract deposits .........   $211,173     $3,254     $3,829   $211,748
        Premiums and contract
          charges earned ................    160,053      7,863      3,363    155,553
        Benefits, claims and
          settlement expenses ...........    116,030      9,416      4,202    110,816

Note 7 - Segment Information

     The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners insurance; annuity products, principally individual, tax-qualified; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management's evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. Historically, in addition to debt service and realized investment gains and losses, such charges have included restructuring charges, debt retirement costs, litigation charges and the provision for prior years' taxes. Summarized financial information for these segments is as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    ---------------------
                                                                                    2003             2002
                                                                                    ----             ----
      Insurance premiums and contract charges earned
        Property and casualty .............................................     $  131,594       $  128,004
        Annuity ...........................................................          3,227            3,691
        Life ..............................................................         23,808           24,180
        Intersegment eliminations .........................................           (311)            (322)
                                                                                ----------       ----------
           Total ..........................................................     $  158,318       $  155,553
                                                                                ==========       ==========
      Net investment income
        Property and casualty .............................................     $    8,232       $    9,621
        Annuity ...........................................................         26,490           27,328
        Life ..............................................................         13,033           13,028
        Corporate and other ...............................................             58                3
        Intersegment eliminations .........................................           (292)            (295)
                                                                                ----------       ----------
           Total ..........................................................     $   47,521       $   49,685
                                                                                ==========       ==========
      Net income
        Property and casualty .............................................     $    6,583       $    7,217
        Annuity ...........................................................          2,264            4,672
        Life ..............................................................          3,825            3,825
        Corporate and other ...............................................         (4,573)            (143)
                                                                                ----------       ----------
           Total ..........................................................     $    8,099       $   15,571
                                                                                ==========       ==========
      Amortization of intangible assets, pretax
        (included in segment net income)
          Value of acquired insurance in force
           Annuity ........................................................     $    1,211       $      853
           Life ...........................................................            414              441
                                                                                ----------       ----------
             Total ........................................................     $    1,625       $    1,294
                                                                                ==========       ==========

                                                                                 March 31,       December 31,
                                                                                    2003             2002
                                                                                -----------      ------------
      Assets
        Property and casualty .............................................     $  764,811       $  773,362
        Annuity ...........................................................      2,963,289        2,628,083
        Life ..............................................................      1,110,433        1,036,078
        Corporate and other ...............................................        101,697          112,102
        Intersegment eliminations .........................................        (32,432)         (37,336)
                                                                                ----------       ----------
           Total ..........................................................     $4,907,798       $4,512,289
                                                                                ==========       ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in millions, except per share data)

Forward-looking Information

     Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of future events or the Company's future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

  .  Changes in the composition of the Company's assets and liabilities.
  . Fluctuations in the market value of securities in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company's defined benefit pension plan assets and the related after-tax effect on the Company's operating expenses, shareholders' equity and total capital.
  .  Prevailing interest rate levels, including the impact of interest rates on
     (i) unrealized gains and losses in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital, (ii) the book yield of the Company's investment portfolio and (iii) the Company's ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company's life and annuity products.
  . Defaults on interest or dividend payments in the Company's investment portfolio due to credit issues and the resulting impact on investment income.
  . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness.
  . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms and the ability of the Company to maintain a favorable catastrophe reinsurance program.
  .  The collectibility of reinsurance receivables.
  . Future property and casualty loss experience and its impact on estimated claims and claim adjustment expenses for losses occurring in prior years.
  .  The cyclicality of the insurance industry.
  . Business risks inherent in the Company's restructuring of its property and casualty claims operation.
  . The risk related to the Company's dated and complex information systems, which are more prone to error than advanced technology systems.
  . Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.
  . The impact of a disaster or catastrophic event affecting the Company's employees or its home office facilities and the Company's ability to recover and resume its business operations on a timely basis.

  . The Company's ability to develop and expand its agent force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.
  . The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company's ability to profitably expand its property and casualty business in highly competitive environments.
  . Changes in insurance regulations, including (i) those affecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.
  . Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.
  . Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company's life and annuity products to customers.
  . The impact of fluctuations in the financial markets on the Company's variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.
  . The Company's ability to maintain favorable claims-paying ability, financial strength and debt ratings.
  .  Adverse changes in policyholder mortality and morbidity rates.
  .  The resolution of legal proceedings and related matters.

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

     The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves twice a year - at June 30 and December 31.

     Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. Mortality and withdrawal assumptions for all policies have been based on actuarial tables which are consistent with the Company's own experience. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. In the event actual experience varies from the estimated liabilities, adjustments are charged or credited to income for the period in which the adjustments are made.

     The Company has established a guaranteed minimum death benefit ("GMDB") reserve on variable annuity contracts and regularly monitors this reserve considering fluctuations in the financial markets. At March 31, 2003 and December 31, 2002, under GAAP, the GMDB reserve was $1.0 million and $0.8 million, respectively. The comparable reserve under statutory accounting principles was $1.9 million and $1.6 million at the respective dates. The Company has a relatively low exposure to GMDB because approximately 25% of contract values have no guarantee; approximately 70% have only a return of premium guarantee; and approximately 5% have a guarantee of premium at an annual interest rate of 3% to 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $136 million and $115 million at March 31, 2003 and December 31, 2002, respectively. Regarding the sensitivity of the GMDB reserve to market fluctuations, an approximation for the impact on the GMDB is: for each 1 point of negative/positive market performance for the underlying mutual funds of the Company's variable annuities, the GMDB reserve would currently increase/decrease less than $0.1 million.

     Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"), are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future financial market performance, business surrender/lapse rates and the impact of realized investment gains and losses. For the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At March 31, 2003 and December 31, 2002, capitalized annuity policy acquisition costs and the Annuity VIF asset represented approximately 4% of the total annuity accumulated cash value. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. Generally, if all other assumptions are met, with regard to financial market performance assumptions for the underlying mutual funds of the Company's variable annuities, a 1% deviation from the targeted financial market performance would currently impact amortization between $0.1 million and $0.2 million depending on the magnitude and direction of the deviation.

     The Company's methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security, or if the Company does not have the ability or intent to hold a security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

     The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

     A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 59, "Accounting for Non-Current Marketable Equity Securities," Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and related guidance.

        The Company's cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets and estimated lump sum distributions. Effective April 1, 2002, participants stopped accruing benefits under the defined benefit plan but continue to retain the benefits they had accrued to date. A discount rate of 6.75% was used by the Company at December 31, 2002, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined pension benefit payout period. To set its discount rate, the Company looks to leading indicators, including Moody's Aa long-term bond index. The expected annual return on plan assets assumed by the Company at December 31, 2002 was 7.50%. Management believes that it has adopted realistic assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values. To the extent that actual experience differs from the Company's assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders' equity for the period in which the adjustments are made.

Results of Operations

      Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                        Three Months Ended           Growth Over
                                                            March 31,                 Prior Year
                                                     ------------------------     ------------------
                                                       2003            2002       Percent     Amount
                                                     --------        --------     -------     ------
      Automobile and property (voluntary) .........    $128.5          $118.9       8.1%      $ 9.6
      Annuity deposits ............................      64.3            63.3       1.6%        1.0
      Life ........................................      26.7            27.7      -3.6%       (1.0)
                                                       ------          ------                 -----
               Subtotal - core lines ..............     219.5           209.9       4.6%        9.6
      Involuntary and other property & casualty ...       0.1             1.8                  (1.7)
           Excluding Massachusetts automobile .....       0.1             0.4                  (0.3)
           Massachusetts automobile ...............         -             1.4                  (1.4)
                                                       ------          ------                 -----
               Total ..............................    $219.6          $211.7       3.7%      $ 7.9
                                                       ======          ======                 =====
               Total, excluding Massachusetts
                 automobile .......................    $219.6          $210.3       4.4%      $ 9.3
                                                       ======          ======                 =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                            Three Months Ended         Growth Over
                                                                March 31,               Prior Year
                                                           --------------------      -----------------
                                                             2003        2002        Percent    Amount
                                                           --------    --------      -------    ------
        Automobile and property (voluntary) ............     $129.4      $124.5        3.9%     $ 4.9
          Excluding Massachusetts automobile ...........      129.4       120.3        7.6%       9.1
          Massachusetts automobile .....................          -         4.2                  (4.2)
        Annuity ........................................        3.2         3.7      -13.5%      (0.5)
        Life ...........................................       23.5        23.9       -1.7%      (0.4)
                                                             ------      ------                 -----
                 Subtotal - core lines .................      156.1       152.1        2.6%       4.0
                 Subtotal - core lines, excluding
                   Massachusetts automobile ............      156.1       147.9        5.5%       8.2
        Involuntary and other property and casualty ....        2.2         3.5                  (1.3)
             Excluding Massachusetts automobile ........        2.0         1.5                   0.5
             Massachusetts automobile ..................        0.2         2.0                  (1.8)
                                                             ------      ------                 -----
                 Total .................................     $158.3      $155.6        1.7%     $ 2.7
                                                             ======      ======                 =====
                 Total, excluding Massachusetts
                   automobile ..........................     $158.1      $149.4        5.8%     $ 8.7
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

        Premiums written and contract deposits for the Company's core lines increased 4.6% compared to the first quarter of 2002, primarily resulting from rate increases in the property and automobile lines. Voluntary property and casualty business, a component of the Company's core lines, represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines.

        The Company's exclusive agent force totaled 884 at March 31, 2003, reflecting growth of 5.2% compared to a year earlier. Of the total, 387 agents were in their first 24 months with the Company, an increase of 20.9% compared to March 31, 2002, with new hires increasing 22.8% in the current period. The number of experienced agents in the agent force, 497, was down 4.4% at March 31, 2003 compared to a year earlier, due primarily to terminations of less-productive agents over the 12 months. Average agent productivity for all lines of business combined declined 11.3% compared to the first quarter of 2002. The impact of changes in the average experience level of the Company's agent force, as well as severe weather in large geographic segments of the Company's market (which resulted in lengthy school closings in January and February) and client concerns regarding economic conditions, resulted in a slight decline in total sales. Average agent productivity is measured as new sales premiums per the average number of agents for the period.

        In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates to be effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau are anticipated to have an adverse impact of approximately $350 million for the insurance industry. The difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders. Following the April 2002 effective date, this issue negatively impacted the Company's earned premiums and pretax income by $1.8 million for the twelve months ended December 31, 2002. The Company's 2003 earned premiums and pretax income are expected to be negatively impacted by approximately $2.5 million as a result of this dispute over 2002 rates. A similar dispute between the Commissioner and the Bureau is also in process regarding 2003 rates for policies written or renewed January through June, which requires the Company to escrow additional amounts and is expected to have a further adverse impact on 2003 results of approximately $0.6 million pretax. In April 2003, the Commissioner and the Bureau reached an agreement regarding premium rates to be effective in July 2003. Because of this agreement, the Company can cease adding to the escrow for policies written or renewing after July 1, 2003. Escrowed amounts established for the previous disputes will be maintained until final resolution is reached. During the three months ended March 31, 2003, $0.9 million was escrowed due to the 2002 and 2003 rate disputes.

        Growth in total voluntary automobile and homeowners premium written was 8.1% for the quarter ending March 31, 2003. Voluntary automobile insurance premium written increased 6.4% ($5.9 million) compared to the first three months of 2002, and homeowners premium increased 14.1% ($3.7 million). The increase in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up 6% for voluntary automobile and 16% for homeowners compared to the same period a year earlier, while the average earned premium increased 6% for voluntary automobile and 13% for homeowners. As of March 31, 2003, approved rate increases for the Company's automobile and homeowners business were 7% and 19%, respectively. Many of the Company's competitors are believed to have taken similar rate increases. Over the prior 12 months and excluding an 18,000 unit decrease in Massachusetts, automobile policies in force declined slightly compared to both March 31, 2002 and December 31, 2002, reflecting an increase in policies for educators which was more than offset by a decrease in non-educator policies. There were no Massachusetts voluntary automobile policies in force at March 31, 2003 and December 31, 2002. Homeowners policies in force at March 31, 2003 were 8,000 less than at March 31, 2002 and 3,000 less than at December 31, 2002, reflecting expected reductions. At March 31, 2003, there were 571,000 voluntary automobile and 281,000 homeowners policies in force, for a total of 852,000.

        Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 87%, 1 percentage point lower than the 12 months ended March 31, 2002, reflecting the anticipated reductions in homeowners policies in force and the aggressive pricing and underwriting actions implemented during the period. The Company plans additional rate increases in 2003, with primary emphasis on the homeowners line, which are expected to have a continued adverse impact on retention of homeowners policies.

        Involuntary property and casualty business includes allocations of business from state mandatory insurance facilities and assigned risk business. The first quarter 2003 decline in involuntary and other property and casualty premiums written versus the prior year was primarily attributable to a decrease in Massachusetts mandatory automobile insurance facility business.

        Compared to the first three months of 2002, new annuity deposits increased 1.6%, primarily reflecting a 10.5% increase in single premium and rollover deposits. New scheduled annuity deposits decreased 2.9% in the first quarter of 2003 compared to a year earlier. New deposits to fixed accounts were 15.2%, or $5.3 million, higher than in the first three months of 2002 and new deposits to variable accounts decreased 15.1%, or $4.3 million, compared to a year earlier. The Company offers a dollar cost averaging program for amounts systematically transferred from the fixed investment return option to the variable investment return options over 3-month, 6-month or 12-month periods.

        Severe weather during January and February, which resulted in numerous school closings, and clients' concerns about the economy negatively impacted new sales of annuity contracts for the first quarter of 2003. Annualized new annuity sales by Horace Mann agents decreased 10.4% compared to the first three months of 2002 while total annualized annuity sales decreased only 1.1% for the same period, reflecting the positive impact of Horace Mann's growing independent agent distribution initiative.

        In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company's 403(b) tax-qualified annuity products. The independent agent distribution channel, which included 230 authorized agents at March 31, 2003, generated $2.5 million in annualized Horace Mann annuity contract deposits during the first quarter of 2003 and $10.5 million for the full year 2002. A significant portion of the 2002 amount was produced as a result of Horace Mann being named as one of four providers for fixed and variable annuity options to Chicago, Illinois public school employees and the Company's partnering with an independent broker/dealer having two decades of experience in providing retirement planning services to Chicago Public School employees.

        Fixed accumulated cash value was $1.5 billion at March 31, 2003, $127.7 million, or 9.0% more than a year earlier. Fixed accumulated cash value retention for the 12 months ended March 31, 2003 was 94.2%, comparable to the prior year. Variable accumulated deposit retention of 91.9% for the twelve months ended March 31, 2003, impacted by financial market performance, decreased 1.1% percentage points compared to a year earlier. Variable accumulated funds on deposit at March 31, 2003 were $0.9 billion, a $176.7 million, or 17.1%, decrease from the prior year also reflecting the impact of financial market values. The number of annuity contracts outstanding increased 5.0%, or 7,000 contracts, compared to March 31, 2002.

        For the three months ended March 31, 2003, annuity segment contract charges earned decreased 13.5%, or $0.5 million compared to the same period a year earlier. In the current period, declines in market valuations negatively impacted fees earned on variable accumulated balances.

        Life segment premiums and contract deposits for the first three months of 2003 were 3.6% lower than a year earlier, reflecting a decline in new business and business retention. The life insurance in force lapse ratio of 9.1% for the twelve months ended March 31, 2003 was comparable to the same period last year. The lapse ratio for the term portion of the business improved slightly compared to the prior year, while the lapse ratio for the whole life portion of the business increased slightly.

        Consistent with the Company's Value Proposition and overall strategy to meet a broader array of consumer financial needs, the product portfolio that the Company's agents can offer is being expanded through two new marketing alliances. The first is with Jefferson Pilot Financial for universal life insurance. Jefferson Pilot was a leading issuer of universal life policies in the U.S. for 2002. The second alliance is with American Funds for retail mutual funds. Both product rollouts began in the second quarter of 2003 and are expected to enable the Company to reach more educators while deepening relationships with existing clients.

      Net Investment Income

        Pretax investment income of $47.5 million for the three months ended March 31, 2003 decreased 4.4%, or $2.2 million, (3.0%, or $1.0 million, after tax) compared to the prior year as lost income related to investment credit issues and a decline in the portfolio yield offset growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 6.9% over the past 12 months. The average pretax yield on the investment portfolio was 6.3% (4.3% after tax) for the first three months of 2003 compared to a pretax yield of 7.0% (4.7% after tax) a year earlier. Throughout 2003, investment income is expected to continue to be under pressure due to investment credit issues and lower interest rates.

      Realized Investment Gains and Losses

        Net realized investment losses were $4.7 million for the three months ended March 31, 2003 compared to realized investment gains of $2.6 million in the prior year. For the current quarter, the Company recorded fixed income security impairment charges totaling $6.1 million, $3.0 million related to one of the Company's collateralized debt obligation ("CDO") securities and the remaining $3.1 million primarily related to two airline industry issuers. The first quarter of 2002 included impairment charges of $9.9 million related to fixed income securities issued by two telecommunications companies and a realized investment loss of $2.0 million from the Company's sale of all of its holdings in securities issued by Kmart Corporation. Net realized investment losses and gains for the respective periods also reflected gains realized from ongoing investment portfolio management activity.

        Management believes that there may be further investment impairments in 2003 if current economic and financial conditions persist. The table below presents the Company's fixed maturity securities portfolio as of March 31, 2003 by major asset class, including the ten largest sectors of the Company's corporate bond holdings.

                                                                                              Pretax
                                                   Number of      Fair        Amortized     Unrealized
                                                    Issuers       Value          Cost       Gain (Loss)
                                                   ---------    ---------    ------------   -----------
        Corporate bonds
          Banking and Finance ...................       28       $   274.5    $   249.3       $  25.2
          Energy ................................       28           202.9        186.2          16.7
          Utilities .............................       19           138.7        135.3           3.4
          Food and Beverage .....................       15           118.8        113.3           5.5
          Telecommunications ....................       17           117.7        105.5          12.2
          Automobiles ...........................        5            69.3         71.2          (1.9)
          Broadcasting and Media ................       19            74.0         69.9           4.1
          Industry, Manufacturing ...............        8            66.6         65.2           1.4
          Transportation ........................       12            61.8         60.3           1.5
          Health Care, Pharmacy .................       14            56.7         54.2           2.5
          All Other Corporates (1) ..............       71           445.7        420.6          25.1
                                                       ---       ---------    ---------       -------
             Total corporate bonds ..............      236         1,626.7      1,531.0          95.7
        Mortgage-backed securities
          Government ............................      450           618.0        594.5          23.5
          Other .................................       27            66.9         62.3           4.6
        Municipal bonds .........................      163           405.5        385.7          19.8
        Government bonds
          U.S. ..................................        5           210.2        201.1           9.1
          Foreign ...............................        4            16.2         13.1           3.1
        Collateralized debt obligations (2) .....       11            81.7         85.2          (3.5)
        Asset-backed securities .................       12            47.3         49.5          (2.2)
                                                       ---       ---------    ---------       -------
             Total fixed maturity securities ....      908       $ 3,072.5    $ 2,922.4       $ 150.1
                                                       ===       =========    =========       =======

_________________

     (1) The All Other Corporates category contains 16 additional industry classifications. Real estate, retail, chemicals, defense, paper, insurance and cable represented $296.8 million of fair value at March 31, 2003, with the remaining 9 classifications each representing less than $30 million of the fair value at March 31, 2003.

     (2) Each of the securities was rated investment grade by Standard and Poor's Corporation and/or Moody's Investors Service, Inc., at March 31, 2003.

        The corporate bond securities impaired in the first quarter of 2003 were issued by Northwest Airlines, Delta Air Lines and UnumProvident, an insurance carrier. As of March 31, 2003, the Northwest and Delta holdings represented the only remaining exposure to the airline sector in the Company's investment portfolio with a fair value of $3.7 million. In addition, one CDO security was impaired in the current quarter. As discussed below, the Company consolidated the management of its fixed maturity securities portfolio in March 2003. As part of the transition to a single manager, BlackRock, Inc., completed a comprehensive appraisal and evaluation of the transferred CDO holdings, which resulted in the first quarter impairment. Securities issued by two companies in the telecommunications sector (NTL and Diamond Cable) were impaired in the first quarter of 2002. In each of the periods, the impaired securities were marked to fair value, and the write-downs were recorded as realized investment losses in the Statement of Operations. These impairments were deemed to be other-than-temporary for one or more of the following reasons: the recovery of full value was not likely, the issuer defaulted or was likely to default due to the need to restructure its debt, or the Company had an intent to sell the security in the near future.

        At March 31, 2003, the Company's diversified fixed maturity portfolio consisted of 1,138 investment positions and totaled approximately $3.1 billion in fair value. The portfolio was 95.5% investment grade, based on fair value, with an average quality rating of A+. At March 31, 2003, the portfolio had approximately $21 million pretax of total gross unrealized losses related to 93 positions. At December 31, 2002, the total pretax gross unrealized losses were approximately $27 million related to 137 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at March 31, 2003, including the length of time that the securities have continuously been in an unrealized loss position.

        Investment Positions With Unrealized Losses Segmented by Quality
                    and Period of Continuous Unrealized Loss
                              As of March 31, 2003

                                                                                             Pretax
                                                      Number of      Fair      Amortized   Unrealized
                                                      Positions      Value       Cost         Loss
                                                      ---------     -------    ---------   ----------
         Investment grade
           6 Months or less ........................     39          $220.5      $224.8       $ (4.3)
           7 through 12 months .....................     12            44.0        47.6         (3.6)
           13 through 24 months ....................      5            23.5        27.1         (3.6)
           25 through 36 months ....................      -               -           -            -
           37 through 48 months ....................      -               -           -            -
           Greater than 48 months ..................      4            14.1        15.2         (1.1)
                                                         --          ------      ------       ------
              Total ................................     60          $302.1      $314.7       $(12.6)
                                                         ==          ======      ======       ======
         Non-investment grade
           6 Months or less ........................      5          $  6.5      $  6.7       $ (0.2)
           7 through 12 months .....................      8             2.9         3.0         (0.1)
           13 through 24 months ....................      5            11.2        12.6         (1.4)
           25 through 36 months ....................      1             5.5         6.1         (0.6)
           37 through 48 months ....................      5            11.5        12.1         (0.6)
           Greater than 48 months ..................      3            18.1        23.5         (5.4)
                                                         --          ------      ------       ------
              Total ................................     27          $ 55.7      $ 64.0       $ (8.3)
                                                         ==          ======      ======       ======
         Not rated
              Total, all 7 through 12 months .......      6          $  2.6      $  2.6            *
                                                         ==          ======      ======       ======

                Grand total ........................     93          $360.4      $381.3       $(20.9)
                                                         ==          ======      ======       ======

_____________
  *   Less than $0.1 million

     Of the securities with unrealized losses, only two issuers had pretax unrealized losses greater than $2 million and were trading below 80% of book value at March 31, 2003. The Company views the decrease in value of these two securities as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2003. Future changes in circumstances related to these securities could require subsequent impairment of their value.

     Historically, the Company's investment guidelines have limited single corporate issuer exposure to 1% of invested assets. Effective in the third quarter of 2002, the Company revised its guidelines to limit the single corporate issuer exposure to 4.0% (after tax) of shareholders' equity for "AA" or "AAA" rated securities, 2.5% (after tax) of shareholders' equity for "A" rated securities, 2.0% (after tax) of shareholders' equity for "BBB" rated securities, and 1.0% (after tax) of shareholders' equity for non-investment grade securities. The change in the investment guidelines was immediately effective for new purchases of securities. It is anticipated that the existing portfolio will be brought into compliance with the new guidelines by the end of 2003. Additional sub-sector limitations were also developed as part of the revised guidelines.

     The Company's investments are managed by outside managers and advisors which follow the investment guidelines established by the Company. In conjunction with the review of investment guidelines, the Company also periodically reviews its overall investment program and the performance of its investment managers. Effective in March 2003, the Company consolidated the management of its fixed maturity securities portfolio with BlackRock, with the exception of a small portion allocated to a specialty high-yield manager. BlackRock has managed a portion of the Company's fixed maturity securities portfolio since 1994.

   Benefits, Claims and Settlement Expenses

                                                                   Three Months Ended            Growth Over
                                                                        March 31,                 Prior Year
                                                                ------------------------      -----------------
                                                                  2003            2002        Percent    Amount
                                                                  ----            ----        -------    ------
        Property and casualty ................................  $  99.3         $ 100.0         -0.7%    $(0.7)
        Annuity ..............................................      0.5             0.1                    0.4
        Life .................................................     11.1            10.7          3.7%      0.4
                                                                -------         -------                  -----
          Total ..............................................  $ 110.9         $ 110.8          0.1%    $ 0.1
                                                                =======         =======                  =====

        Property and casualty statutory loss ratio:
           Before catastrophe losses .........................     73.6%           77.9%                  -4.3%
           After catastrophe losses ..........................     75.2%           78.1%                  -2.9%

     In the first three months of 2003, the Company's benefits, claims and settlement expenses reflected improvement in the homeowners statutory loss ratio, including catastrophe and other weather-related losses, as a result of loss containment initiatives and the favorable impact of rate increases on earned premiums. The voluntary automobile statutory loss ratio for the current period was slightly higher compared to the first quarter of 2002. Favorable voluntary automobile current accident year loss experience was offset by adverse development of prior years' reserves, as described below. Compared to the first three months of 2002, a higher level of weather-related losses represented an increase in the property and casualty statutory loss ratio of approximately 2 percentage points in the current period.

     Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $3.8 million for the first three months of 2003, primarily related to automobile liability loss reserves from accident years 2001 and prior, compared to favorable reserve development of $0.4 million in the prior year. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were increased $4.3 million in the current year compared to an increase of $0.1 million for the three months ended March 31, 2002. The Company's property and casualty reserves were $276 million and $270 million at March 31, 2003 and 2002, respectively, net of anticipated reinsurance recoverables.

     Over the 12 months ended March 31, 2003, the Company made changes in its property and casualty claims function including hiring of new management, implementing improved processes and physical consolidation of the previous 17 branch offices into 6 regional claims offices, which began in late-November 2002 and was completed in the first quarter of 2003. As part of the reorganization of the claims function, all open claim files were reviewed by the new team, including an updated assessment of reserves on older cases. In the first quarter of 2003, these reassessments resulted in a re-estimated ultimate liability for claims from accident years 2001, 2000 and 1999 and prior that was higher than the amount previously established. Installation and implementation of the new claims administration system, including related process changes, are planned for the last half of 2003.

     The following table quantifies the amount of first quarter 2003 adverse/(favorable) development for each line of business and the accident years to which the re-estimates relate:

                                                                         Other
                                              Voluntary      Total      Property &
                                   Total      Automobile    Property    Casualty
                                 ---------  -------------- ---------- -------------
     Three months ended
       March 31, 2003
     ------------------------
     Accident Years:
      2002 .....................   $ 0.8        $ 1.1       $ (0.9)      $  0.6
      2001 .....................     1.4          1.7          0.6         (0.9)
      2000 & Prior .............     2.1          2.8         (0.1)        (0.6)
                                   -----        -----       ------       ------
             Total .............   $ 4.3        $ 5.6       $ (0.4)      $ (0.9)
                                   =====        =====       ======       ======

     For the first three months of 2003, incurred catastrophe losses for all lines were $2.1 million compared to $0.2 million for the same period in the prior year.

     Despite a higher level of weather-related losses, the property statutory loss ratio of 74.1% for the first quarter of 2003 improved 4.5 percentage points from the same period in 2002, reflecting an increase in average premium per policy and the positive effects of loss containment initiatives.

     The voluntary automobile statutory loss ratio excluding catastrophe losses was 75.7% for the first quarter of 2003 compared to 75.3% for the same period last year. The statutory loss ratio in the current period included 5.8 percentage points due to adverse development of prior years' reserves compared to minimal impact a year earlier. The increase in average voluntary automobile premium per policy in 2003 exceeded the increase in average current accident year loss costs.

     The annuity benefits in the first three months of 2003 and 2002 reflected mortality charges for annuity contracts on payout status. In addition, annuity benefits in 2003 included an increase of $0.2 million in the GMDB reserve on variable annuity contracts due to fluctuations in the financial markets.

     Life mortality costs in the current period were slightly higher compared to a year earlier.

     As disclosed in the Company's Annual Report on Form 10-K for 2002, early in 2001 management discovered deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remediation of this issue. The deficiencies in the testing procedures related to compliance with Internal Revenue Code ("IRC") Section 7702 (Definition of Life Insurance) were identified and corrected. Such a problem is not uncommon in the life insurance industry and is expected to be cured using Internal Revenue Service ("IRS") procedures that have been established to address this type of situation. The Company recorded $2.0 million of policyholder benefits in the Corporate and Other segment in the fourth quarter of 2001, as well as $1.0 million of operating expense, which represented the Company's current best estimate of the costs to the Company to resolve these problems. In the second, third and fourth quarters of 2002 and in the first quarter of 2003, management further refined its analysis and confirmed that the charge recorded in the fourth quarter of 2001 continues to be its best estimate of the costs to the Company to resolve these problems. In October 2002, the Company filed documents with the IRS under the established procedures to specifically address issues related to IRC Section 7702. The Company is also in the process of identifying and correcting any related deficiencies and quantifying any potential exposure associated with IRC Section 7702A (Modified Endowment Contracts). The Company expects to make any subsequent IRS filings determined to be required under Section 7702A by the end of 2003.

     As a result of the tax status issue described above, the complexity of the Company's product underlying the policies in question, and the complexity of administering that product and other life products offered by the Company, management is re-evaluating its life product portfolio and related administrative system.

   Interest Credited to Policyholders

                                     Three Months Ended             Growth Over
                                          March 31,                 Prior Year
                                   ----------------------      --------------------
                                    2003            2002       Percent       Amount
                                    ----            ----       -------       ------
        Annuity .................  $17.7            $16.9        4.7%        $0.8
        Life ....................    7.7              7.2        6.9%         0.5
                                   -----            -----                    ----
          Total .................  $25.4            $24.1        5.4%        $1.3
                                   =====            =====                    ====

     The increase in annuity segment interest credited reflected an 8.6% increase in average accumulated fixed deposits partially offset by a decline in the average annual interest rate credited of 20 basis points compared to the first three months of 2002. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

   Operating Expenses

     For the first three months of 2003, operating expenses increased $1.2 million, or 3.7%, compared to the prior year. The current period included an increase in investments in technology and property and casualty underwriting initiatives.

     In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, were $6.2 million in 2002 and are currently estimated to be approximately $6.5 million for 2003. These costs are largely as a result of settlement accounting provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions, and the impact of declines in the market value of the pension plan's assets.

     The Company's policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believes to be appropriate in light of the current volatility in the financial markets. Based on assumptions at the time of this Report on Form 10-Q, the Company anticipates contributing approximately $9.0 million to the defined benefit pension plan in 2003, an amount which is also anticipated to be in excess of the required minimum amount. For the defined benefit pension plan, investments have been set aside in a trust fund.

     The property and casualty statutory expense ratio was 24.3% for the three months ended March 31, 2003, comparable to the full year 2002 result but 2 percentage points higher than the first quarter a year ago. The increase compared to the first quarter of 2002 primarily reflected (1) an increase in automobile new business commissions, (2) investments in technology and underwriting initiatives and (3) the required statutory classification of escrowed North Carolina rate dispute amounts.

   Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first three months of 2003, the combined amortization of policy acquisition expenses and intangible assets was $18.7 million compared to $15.9 million recorded for the same period in 2002.

     Amortization of intangible assets was $1.6 million for the three months ended March 31, 2003 compared to $1.3 million for the same period in 2002. The increase reflects the March 2003 valuation of annuity value of business acquired in the 1989 acquisition of the Company ("Annuity VIF"), which resulted in an increase in amortization of $0.3 million for the current period due to lower than expected financial market appreciation. A similar valuation in March 2002 resulted in a decrease in amortization of $0.1 million.

     Policy acquisition expenses amortized for the three months ended March 31, 2003 of $17.1 million were $2.5 million more than the prior year, primarily related to the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in new business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months). The increase in amortization for the property and casualty segment was augmented by a $0.7 million increase in amortization for the annuity and life segments combined, primarily as a result of the current year valuation compared to the impact of the 2002 valuation. In the current period, the favorable impact of realized investment losses in the valuation was offset by lower than expected financial market performance for the annuity segment. For the annuity segment, the current year valuation increased amortization $0.7 million compared to a decrease of $0.1 million in 2002. The current year valuation reduced amortization $0.2 million for the life segment compared to no impact in the prior year.

   Income Tax Expense

     The effective income tax rate on income, including realized investment gains and losses, was 25.7% for the three months ended March 31, 2003 compared to 31.0% a year earlier.

     Income from investments in tax-advantaged securities reduced the effective income tax rate 10.8 and 3.7 percentage points for the three months ended March 31, 2003 and 2002, respectively. While the amount of income from tax-advantaged securities in the current year increased marginally compared to the prior year, the reduced level of income before income taxes in the current period resulted in this having a more significant impact on the effective income tax rate.

   Net Income

     For the three months ended March 31, 2003, net income benefited from the impact of property and casualty rate increases on earned premiums, with the growth in average premium per policy outpacing current accident year loss costs, underwriting initiatives and the Company's restructuring of its Massachusetts automobile business.

     These positive prior year comparisons were offset by adverse development of property and casualty prior years' reserves, which resulted in an after-tax charge of $2.8 million for the quarter. Current period net income was also negatively impacted by (1) decreases in investment income related to investment credit issues and declining interest rates, (2) tightening margins on variable annuities resulting from adverse financial market conditions, (3) heavier weather-related losses than a year ago and (4) investment impairment charges.

        Net income by segment was as follows:

                                                                    Three Months Ended           Growth Over
                                                                        March 31,                 Prior Year
                                                                 -----------------------    --------------------
                                                                   2003           2002       Percent     Amount
                                                                   ----           ----       -------     ------
        Property & casualty
          Before catastrophe losses ..........................   $    8.0       $    7.3         9.6%   $    0.7
          Catastrophe losses, after tax ......................       (1.4)          (0.1)                   (1.3)
                                                                 --------       --------
               Total including catastrophe costs .............        6.6            7.2        -8.3%       (0.6)
        Annuity ..............................................        2.3            4.7       -51.1%       (2.4)
        Life .................................................        3.8            3.8           -           -
        Corporate and other (1) ..............................       (4.6)          (0.1)                   (4.5)
                                                                 --------       --------                --------
               Total .........................................   $    8.1       $   15.6       -48.1%   $   (7.5)
                                                                 ========       ========                ========

        Property and casualty statutory combined ratio:
             Before catastrophe losses .......................       97.9%         100.2%                   -2.3%
             After catastrophe losses ........................       99.5%         100.4%                   -0.9%

---------------
(1) The Corporate and Other segment includes interest expense on debt, realized investment gains and losses and other non-operating, reconciling items to net income. The Company does not allocate the impact of corporate level transactions to the insurance segments consistent with management's evaluation of the results of those segments.

        Adverse development of prior years' reserves decreased property and casualty net income $2.8 million after tax in the first quarter of 2003 compared to no material impact a year earlier. Compared to the prior year, the higher level of weather-related losses in the first quarter of 2003 represented an increase in the Company's property and casualty statutory combined ratio of approximately 2 percentage points.

        For the first three months of 2003, the Company's increase in average voluntary automobile insurance premium per policy exceeded the increase in average current accident year loss costs. The Company is continuing to approach the pricing and underwriting of its property and casualty products aggressively -- most notably the homeowners line -- to accelerate margin recovery.

        The property and casualty statutory combined ratio improved 0.9 percentage points compared to the first three months of 2002. Adverse development of prior years' reserves represented 3.3 percentage points of the statutory combined ratio in the current period compared to 0.1 percentage points in the prior year. In spite of the increased reserve strengthening, the statutory loss ratio for the segment improved 2.9 percentage points compared to the prior year. However, the statutory expense ratio increased 2.0 percentage points, primarily reflecting an increase in automobile new business commissions, investments in technology and underwriting initiatives and the required statutory classification of escrowed North Carolina rate dispute amounts.

        Annuity segment net income in the first three months of 2003 decreased compared to the prior year. Current year income was adversely impacted by an after-tax reduction in the net interest margin of $1.1 million, primarily reflecting lower investment income resulting from investment credit issues and declining interest rates. In addition, as discussed above, valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at March 31, 2003 resulted in an after-tax charge of $0.6 million. Similar valuations a year earlier decreased after-tax amortization $0.1 million for the first quarter. An increase in the GMDB reserves reduced current year net income by $0.2 million compared to no impact a year earlier. Fee income related to variable annuity deposits decreased compared to the prior year, primarily as a result of adverse financial market conditions.

        Life segment net income was equal to the first three months of 2002. Valuation of life segment deferred acquisition costs at March 31, 2003 resulted in a reduction in amortization of $0.1 million after tax due to the impact of realized investment losses. In the prior year, a similar valuation resulted in no adjustment. Mortality experience on ordinary life business was slightly higher compared to a year earlier.

        The increase in the net loss for the corporate and other segment compared to last year primarily reflected realized investment losses, including impairment charges, compared to realized investment gains in the first three months of 2002. Interest expense on the Company's outstanding debt decreased compared to the prior year, reflecting refinancing transactions completed in the last eight months of 2002.

        Return on shareholders' equity based on net income was less than 1% for the 12 months ended March 31, 2003.

      Operating Income

        Operating income is a non-GAAP financial measure defined by the Company as net income before the after-tax impact of realized investment gains and losses and non-operating items. There were no non-operating items in the first quarters of 2003 and 2002. A reconciliation of operating income to GAAP net income is provided below. Management utilizes the operating income measure in comparing core operating performance across reporting periods but acknowledges that its definition of operating income may not be comparable to other companies.

             Reconciliations of Operating Income to GAAP Net Income

                                                                    Three Months Ended           Growth Over
                                                                        March 31,                 Prior Year
                                                                 -----------------------    --------------------
                                                                   2003           2002       Percent     Amount
                                                                   ----           ----       -------     ------
        Operating income .....................................   $   11.2       $   13.9       -19.4%   $   (2.7)
        Realized investment gains (losses), after-tax ........       (3.1)           1.7                    (4.8)
                                                                 --------       --------                --------
             Net income ......................................   $    8.1       $   15.6       -48.1%   $   (7.5)
                                                                 ========       ========                ========

        Per share, diluted:
          Operating income ...................................   $   0.26       $   0.34       -23.5%   $  (0.08)
          Realized investment gains (losses), after tax ......      (0.07)          0.04                   (0.11)
                                                                 --------       --------                --------
               Net income ....................................   $   0.19       $   0.38       -50.0%   $  (0.19)
                                                                 ========       ========                ========

        At the time of this Quarterly Report on Form 10-Q, and consistent with disclosure in the Company's Annual Report on Form 10-K for 2002, management anticipates that 2003 full year operating income will be within a range of $1.25 to $1.35 per share. This projection includes an approximate $0.09 reduction in per share operating earnings as a result of the Company's capital transactions completed in the fourth quarter of 2002. This projection also reflects management's anticipation of continued improvement in the property and casualty statutory combined ratio mitigated by compression in the Company's annuity margins and pressure on investment income. As described in "Critical Accounting Policies," certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income. At the time of this Quarterly Report on Form 10-Q, any other reconciling items to net income are assumed to be zero in 2003.

Liquidity and Financial Resources

      Special Purpose Entities

        At March 31, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

      Investments

        The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At March 31, 2003, fixed income securities represented 96.3% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.5% was investment grade and 99.9% was publicly traded. The average quality of the total fixed income portfolio was A+ at March 31, 2003.

        The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 5.3 years at March 31, 2003 and 4.8 years at December 31, 2002. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

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

        Operating Activities

        As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2003, net cash provided by operating activities declined compared to the prior year, primarily reflecting an increase in federal income taxes paid.

        Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2003 without prior approval are approximately $43 million, of which none had been paid as of March 31, 2003. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

        Financing Activities

        Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company's common stock, and borrowings, repayments and repurchases related to the Company's debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments its traditional reinsurance program, have been charged directly to additional paid-in capital.

        For the three months ended March 31, 2003, receipts from annuity contracts increased 1.6%. Annuity contract maturities and withdrawals decreased $17.4 million, or 42.3%, compared to the same period last year, including a decrease of 6% in surrenders of variable annuity deposits nearly offset by a 6% increase in surrenders of fixed annuity deposits. Cash value retentions for variable and fixed annuity options were 91.9% and 94.2%, respectively, for the 12 month period ended March 31, 2003. Net transfers to variable annuity accumulated cash values increased $2.8 million compared to the same period last year.

      Contractual Obligations

                                                                      Payments Due By Period
                                                                      As of December 31, 2002
                                                      ----------------------------------------------------------
                                                                                                       More Than
                                                               Less Than   1 - 3 Years   3 - 5 Years    5 Years
                                                                 1 Year     (2004 and     (2006 and    (2008 and
                                                       Total     (2003)       2005)         2007)       beyond)
                                                      ------   ---------   -----------   -----------   ---------
        Long-Term Debt Obligations (1):
          Convertible Notes Due 2032 ..............   $260.2      $3.5        $ 7.0         $ 5.2        $244.5
          Senior Notes Due 2006 ...................     35.2       1.9          3.8          29.5             -
                                                      ------      ----        -----         -----        ------

             Total ................................   $295.4      $5.4        $10.8         $34.7        $244.5
                                                      ======      ====        =====         =====        ======

-------------------
(1)     Includes principal and interest.

        The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $3 million and $2 million for the three months ended March 31, 2003 and 2002, respectively. It is anticipated that the Company's payments under operating leases for the full year 2003 will be comparable to payments in 2002 of approximately $8 million. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

      Capital Resources

        The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners ("NAIC"). Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, increase and pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate capital in excess of its needs for business growth, debt interest payments and shareholder dividends.

        The total capital of the Company was $688.2 million at March 31, 2003, including $144.7 million of long-term debt and no short-term debt outstanding. Total debt represented 21.0% of capital (24.2% excluding unrealized investment gains and losses) at March 31, 2003, below the Company's long-term target of 25%.

        Shareholders' equity was $543.5 million at March 31, 2003, including an unrealized gain in the Company's investment portfolio of $91.4 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $560.2 million and $13.12, respectively, at March 31, 2003. Book value per share was $12.73 at March 31, 2003, $10.59 excluding investment fair value adjustments.

        On May 14, 2002, the Company issued $353.5 million aggregate principal amount of 1.425% senior convertible notes due in 2032 ("Convertible Notes") at a discount of 52.5% resulting in an effective yield of 3.0%. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Convertible Notes was declared effective on November 4, 2002. Prior to December 31, 2002, the Company repurchased $109.0 million aggregate principal amount, $51.8 million carrying value, of the outstanding Convertible Notes. At March 31, 2003, $244.5 million aggregate principal amount, $116.1 million carrying value, of the Convertible Notes were outstanding. The Convertible Notes are traded in the open market (HMN 1.425).

        In January 1996, the Company issued $100.0 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. In 2002, the Company repurchased $71.4 million aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes. At March 31, 2003, $28.6 million aggregate principal amount of Senior Notes were outstanding. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

        As of March 31, 2003 and December 31, 2002, the Company had no amounts outstanding under its Bank Credit Agreement. The Bank Credit Agreement provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Bank Credit Facility"). The Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.20% on an annual basis at March 31, 2003.

        The Company's ratio of earnings to fixed charges for the three months ended March 31, 2003 was 7.8x, reflecting the impact of $4.7 million of pretax realized investment losses recognized during the period, compared to 11.8x for the same period in 2002.

        Total shareholder dividends were $4.5 million for the three months ended March 31, 2003. In February 2003, the Board of Directors announced regular quarterly dividends of $0.105 per share.

        Descriptions of the Company's material property and casualty reinsurance programs and a life reinsurance agreement with Sun Life Reinsurance Company Limited are contained in the Company's Annual Report on Form 10-K for 2002 within "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Resources--Capital Resources." There have been no material changes to the Company's reinsurance coverage as of the time of this Quarterly Report on Form-10-Q.

Market Value Risk

        Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations -- Realized Investment Gains and Losses."

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

        A more detailed description of the Company's exposure to market value risks and the management of those risks is presented in the Company's Annual Report on Form 10-K for 2002 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk."

Information Systems Risk

        The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, over the past two years the Company has enhanced its existing systems and technology infrastructure and begun installing new systems, including a new general ledger and financial reporting system which was implemented in the second quarter of 2003. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

        The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Quarterly Report on Form 10-Q.

Item 4:  Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 and 15d-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company's disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         (b)  During the first quarter of 2003, HMEC filed one Current Report on Form
              8-K with the SEC, containing an Item 5 Other Events and an Item 7
              Financial Statements and Exhibits, as follows:
              1.  Dated February 6, 2003, regarding the Company's press release reporting its financial results for the three and twelve month periods ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HORACE MANN EDUCATORS CORPORATION
                                         (Registrant)



Date    May 14, 2003                             /s/ Louis G. Lower II
      -------------------------          -----------------------------------

                                         Louis G. Lower II
                                           President and Chief Executive Officer




Date    May 14, 2003                               /s/ Peter H. Heckman
      -------------------------          -----------------------------------

                                         Peter H. Heckman
                                           Executive Vice President
                                           and Chief Financial Officer




Date    May 14, 2003                               /s/ Bret A. Conklin
      -------------------------          -----------------------------------

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

Date:   May 13, 2003                       /s/ Louis G. Lower II
      -------------------------          -----------------------------------

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

Date:   May 12, 2003                       /s/ Peter H. Heckman
      -------------------------          -----------------------------------

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


                      For the Quarter Ended March 31, 2003


                                  VOLUME 1 OF 1


================================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. Management contracts and compensatory plans are indicated by an asterisk(*).

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