Form 10-Q
period 2003-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2003-08-14
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ------------

     Commission file number 1-10890

                        HORACE MANN EDUCATORS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                              37-0911756
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             1 Horace Mann Plaza, Springfield, Illinois 62715-0001 (Address of principal executive offices, including Zip Code)

        Registrant's Telephone Number, Including Area Code: 217-789-2500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of July 31, 2003, 42,721,940 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX

                                                                                Page
                                                                                ----
PART I -   FINANCIAL INFORMATION

           Item 1. Financial Statements

              Independent Auditors' Review Report.................................1

              Consolidated Balance Sheets as of
                 June 30, 2003 and December 31, 2002..............................2

              Consolidated Statements of Operations for the
                 Three and Six Months Ended June 30, 2003 and 2002................3

              Consolidated Statements of Changes in Shareholders' Equity
                 for the Six Months Ended June 30, 2003 and 2002..................4

              Consolidated Statements of Cash Flows for the
                 Three and Six Months Ended June 30, 2003 and 2002................5

              Notes to Consolidated Financial Statements..........................6

           Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations........................13

           Item 3. Quantitative and Qualitative Disclosures about Market Risk....37

           Item 4. Controls and Procedures.......................................37

PART II -  OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders...........38

           Item 5. Other Information.............................................39

           Item 6. Exhibits and Reports on Form 8-K..............................39

SIGNATURES.......................................................................40

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

          We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated statements of changes in shareholders' equity for the six-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
August 4, 2003

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 June 30,    December 31,
                                                                   2003          2002
                                                                ----------   ------------
                                     ASSETS
Investments
   Fixed maturities, available for sale, at fair value
      (amortized cost, 2003, $2,962,789; 2002, $2,859,007)...   $3,192,617    $2,991,195
   Short-term and other investments..........................      110,637       135,431
   Short-term investments, loaned securities collateral......      395,747         3,937
                                                                ----------    ----------
      Total investments......................................    3,699,001     3,130,563
Cash.........................................................       38,524        60,162
Accrued investment income and premiums receivable............       96,620        99,954
Deferred policy acquisition costs............................      174,622       174,555
Goodwill.....................................................       47,396        47,396
Value of acquired insurance in force.........................       29,013        31,945
Other assets.................................................       92,406       113,244
Variable annuity assets......................................      973,555       854,470
                                                                ----------    ----------
      Total assets...........................................   $5,151,137    $4,512,289
                                                                ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
   Fixed annuity contract liabilities........................   $1,452,469    $1,385,737
   Interest-sensitive life contract liabilities..............      553,840       544,533
   Unpaid claims and claim expenses..........................      320,741       326,575
   Future policy benefits....................................      180,868       180,577
   Unearned premiums.........................................      186,930       189,384
                                                                ----------    ----------
      Total policy liabilities...............................    2,694,848     2,626,806
Other policyholder funds.....................................      124,186       125,108
Liability for securities lending agreements..................      395,747         3,937
Other liabilities............................................      228,159       228,441
Short-term debt..............................................           --            --
Long-term debt...............................................      144,693       144,685
Variable annuity liabilities.................................      973,555       854,470
                                                                ----------    ----------
      Total liabilities......................................    4,561,188     3,983,447
                                                                ----------    ----------
Preferred stock, $0.001 par value, shares authorized
   1,000,000; none issued....................................           --            --
Common stock, $0.001 par value, shares authorized
   75,000,000; shares issued, 2003, 60,225,311;
   2002, 60,194,615..........................................           60            60
Additional paid-in capital...................................      342,456       342,749
Retained earnings ...........................................      456,515       455,308
Accumulated other comprehensive income (loss), net of taxes:
   Net unrealized gains on fixed maturities and equity
      securities.............................................      140,760        80,567
   Minimum pension liability adjustment......................      (17,265)      (17,265)
Treasury stock, at cost, 17,503,371 shares...................     (332,577)     (332,577)
                                                                ----------    ----------
      Total shareholders' equity.............................      589,949       528,842
                                                                ----------    ----------
         Total liabilities and shareholders' equity..........   $5,151,137    $4,512,289
                                                                ==========    ==========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                                              Three Months Ended     Six Months Ended
                                                                   June 30,              June 30,
                                                             -------------------   -------------------
                                                               2003       2002       2003       2002
                                                             --------   --------   --------   --------
Insurance premiums written and contract deposits..........   $234,760   $218,600   $454,300   $430,348
                                                             ========   ========   ========   ========

Revenues
   Insurance premiums and contract charges earned.........   $161,407   $154,333   $319,725   $309,886
   Net investment income..................................     45,572     50,350     93,093    100,035
   Realized investment gains (losses).....................      2,228    (41,277)    (2,520)   (38,695)
                                                             --------   --------   --------   --------

      Total revenues......................................    209,207    163,406    410,298    371,226
                                                             --------   --------   --------   --------

Benefits, losses and expenses
   Benefits, claims and settlement expenses...............    129,300    114,497    240,177    225,313
   Interest credited......................................     25,426     24,441     50,855     48,590
   Policy acquisition expenses amortized..................     16,735     14,301     33,841     28,926
   Operating expenses.....................................     32,796     31,714     66,420     63,990
   Amortization of intangible assets......................        900      1,383      2,525      2,677
   Interest expense.......................................      1,552      2,364      3,104      4,431
   Debt retirement costs..................................         --      2,316         --      2,316
   Litigation charges.....................................         --      1,581         --      1,581
                                                             --------   --------   --------   --------

      Total benefits, losses and expenses.................    206,709    192,597    396,922    377,824
                                                             --------   --------   --------   --------

Income (loss) before income taxes.........................      2,498    (29,191)    13,376     (6,598)
Income tax expense (benefit)..............................        415    (10,857)     3,194     (3,835)
                                                             --------   --------   --------   --------

Net income (loss).........................................   $  2,083   $(18,334)  $ 10,182   $ (2,763)
                                                             ========   ========   ========   ========

Net income (loss) per share
   Basic..................................................   $   0.05   $  (0.45)  $   0.24   $  (0.07)
                                                             ========   ========   ========   ========
   Diluted................................................   $   0.05   $  (0.45)  $   0.24   $  (0.07)
                                                             ========   ========   ========   ========

Weighted average number of shares and equivalent shares
   (in thousands)
      Basic...............................................     42,707     40,838     42,704     40,809
      Diluted.............................................     42,901     41,294     42,886     41,272

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands, except per share data)

                                                                    Six Months Ended
                                                                         June 30,
                                                                  ---------------------
                                                                     2003        2002
                                                                  ---------   ---------
Common stock
   Beginning balance ..........................................   $      60   $      60
   Options exercised, 2002, 102,410 shares; ...................          --          --
   Conversion of Director Stock Plan units, 2003,
      30,696 shares; 2002, 10,284 shares ......................          --          --
                                                                  ---------   ---------
   Ending balance .............................................          60          60
                                                                  ---------   ---------

Additional paid-in capital
   Beginning balance ..........................................     342,749     341,052
   Options exercised and conversion of Director Stock
      Plan units ..............................................         645       2,116
   Catastrophe-linked equity put option premium ...............        (938)       (938)
                                                                  ---------   ---------
   Ending balance .............................................     342,456     342,230
                                                                  ---------   ---------
Retained earnings
   Beginning balance ..........................................     455,308     461,139
   Net income (loss) ..........................................      10,182      (2,763)
   Cash dividends, 2003, $0.21 per share; 2002, $0.21
      per share ...............................................      (8,975)     (8,579)
                                                                  ---------   ---------
   Ending balance .............................................     456,515     449,797
                                                                  ---------   ---------

Accumulated other comprehensive income (loss), net of taxes:
   Beginning balance ..........................................      63,302      14,898
      Change in net unrealized gains (losses) on
         fixed maturities and equity securities ...............      60,193      (8,439)
      Increase in minimum pension liability adjustment ........          --         (92)
                                                                  ---------   ---------
   Ending balance .............................................     123,495       6,367
                                                                  ---------   ---------

Treasury stock, at cost
   Beginning and ending balance, 2003, 17,503,371 shares;
      2002, 19,341,296 shares .................................    (332,577)   (357,959)
                                                                  ---------   ---------

Shareholders' equity at end of period .........................   $ 589,949   $ 440,495
                                                                  =========   =========

Comprehensive income (loss)
   Net income (loss) ..........................................   $  10,182   $  (2,763)
   Other comprehensive income (loss), net of taxes:
      Change in net unrealized gains (losses) on fixed
         maturities and equity securities .....................      60,193      (8,439)
      Increase in minimum pension liability adjustment ........          --         (92)
                                                                  ---------   ---------
         Other comprehensive income (loss) ....................      60,193      (8,531)
                                                                  ---------   ---------
            Total .............................................   $  70,375   $ (11,294)
                                                                  =========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                         ---------------------   ---------------------
                                                            2003        2002        2003        2002
                                                         ---------   ---------   ---------   ---------
Cash flows from operating activities
   Premiums collected ................................   $ 167,543   $ 165,576   $ 329,376   $ 330,262
   Policyholder benefits paid ........................    (117,679)   (118,327)   (239,713)   (240,169)
   Policy acquisition and other operating
      expenses paid ..................................     (46,855)    (50,016)   (106,404)   (105,202)
   Federal income taxes paid .........................      (6,468)     (8,818)    (16,426)    (10,850)
   Investment income collected .......................      43,704      48,469      93,217     101,460
   Interest expense paid .............................      (1,754)     (1,941)     (2,714)     (5,257)
   Other .............................................      (1,686)     (3,396)     (1,544)     (3,416)
                                                         ---------   ---------   ---------   ---------

         Net cash provided by operating activities ...      36,805      31,547      55,792      66,828
                                                         ---------   ---------   ---------   ---------

Cash flows used in investing activities
   Fixed maturities
      Purchases ......................................    (411,681)   (417,486)   (616,479)   (851,430)
      Sales ..........................................     122,793     290,686     214,792     683,818
      Maturities .....................................     246,829      79,612     281,016      99,214
   Net cash provided by (used for) short-term and
      other investments ..............................      11,088     (45,730)     26,330     (61,072)
                                                         ---------   ---------   ---------   ---------

         Net cash used in investing activities .......     (30,971)    (92,918)    (94,341)   (129,470)
                                                         ---------   ---------   ---------   ---------

Cash flows provided by financing activities
   Dividends paid to shareholders ....................      (4,489)     (4,295)     (8,975)     (8,579)
   Principal repayments on Bank Credit Facility ......          --     (53,000)         --     (53,000)
   Exercise of stock options .........................          --         762          --       2,116
   Catastrophe-linked equity put option premium ......        (938)       (938)       (938)       (938)
   Proceeds from issuance of Convertible Notes .......          --     163,013          --     163,013
   Retirement of Senior Notes ........................          --     (56,941)         --     (56,941)
   Annuity contracts, variable and fixed
      Deposits .......................................      70,018      65,090     134,280     128,439
      Maturities and withdrawals .....................     (25,770)    (45,770)    (49,481)    (86,894)
      Net transfer to variable annuity assets ........     (29,487)    (17,250)    (49,273)    (34,204)
   Net decrease in life policy account balances ......      (7,552)     (1,763)     (8,702)     (3,451)
                                                         ---------   ---------   ---------   ---------

         Net cash provided by financing activities ...       1,782      48,908      16,911      49,561
                                                         ---------   ---------   ---------   ---------

Net increase (decrease) in cash ......................       7,616     (12,463)    (21,638)    (13,081)

Cash at beginning of period ..........................      30,908      33,321      60,162      33,939
                                                         ---------   ---------   ---------   ---------

Cash at end of period ................................   $  38,524   $  20,858   $  38,524   $  20,858
                                                         =========   =========   =========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

          The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 2003, the consolidated results of operations and cash flows for the three and six months ended June 30, 2003 and 2002 and the consolidated changes in shareholders' equity for the six months ended June 30, 2003 and 2002.

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

          The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

          Alternatively, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         ------------------   -----------------
                                          2003      2002        2003      2002
                                         ------   --------    -------   -------
Net income (loss)
   As reported .......................   $2,083   $(18,334)   $10,182   $(2,763)
      Add: Stock-based
         compensation expense,
         after tax, included in
         reported net income .........       --         --         --        --
      Deduct: Stock-based
         compensation expense,
         after tax, determined under
         the fair value based
         method for all awards (1) ...    1,339      1,109      2,678     2,218
                                         ------   --------    -------   -------
   Pro forma .........................   $  744   $(19,443)   $ 7,504   $(4,981)
                                         ======   ========    =======   =======

Basic net income (loss) per share
   As reported .......................   $ 0.05   $  (0.45)   $  0.24   $ (0.07)
   Pro forma .........................   $ 0.02   $  (0.47)   $  0.18   $ (0.12)

Diluted net income (loss) per share
   As reported .......................   $ 0.05   $  (0.45)   $  0.24   $ (0.07)
   Pro forma .........................   $ 0.01   $  (0.47)   $  0.17   $ (0.12)

(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.7% and 5.2%; dividend yield of 3.0% and 2.0%; expected lives of 10 years; and volatility of 28.2% and 39.2%. The six-month expense amounts represent one-half of the full year expense reflecting options vesting during the respective calendar year. The 2003 expense includes vesting related to options granted through June 30, 2003. The 2002 expense includes vesting related to options granted through December 31, 2002.

Note 3 - Restructuring Charges

          Restructuring charges were incurred and separately identified in the Statements of Operations for the years ended December 31, 2002, 2001 and 2000, as described in Note 2 - Restructuring Charges of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

          The Company's Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 did not reflect any accrued amounts due to the restructuring of its Massachusetts automobile business recorded in 2001. The following table provides information about the components of the other charges taken in 2002, 2001 and 2000, the balance of accrued amounts at December 31, 2002 and June 30, 2003, and payment activity during the six months ended June 30, 2003.

                                                            Original    Reserve at               Reserve at
                                                             Pretax    December 31,               June 30,
                                                             Charge        2002       Payments      2003
                                                            --------   ------------   --------   ----------
Charges to earnings:

   Property and Casualty Claims Operations
      Employee termination costs ........................    $2,542       $1,929       $1,245      $  684
      Additional defined benefit pension plan costs .....     1,179        1,179          724         455
      Termination of lease Agreements ...................       502          425          135         290
                                                             ------       ------       ------      ------
            Subtotal ....................................     4,223        3,533        2,104       1,429
                                                             ------       ------       ------      ------

   Printing Services Operations
      Employee termination costs ........................       409           38           37           1
      Write-off of equipment ............................        41           --           --          --
                                                             ------       ------       ------      ------
            Subtotal ....................................       450           38           37           1
                                                             ------       ------       ------      ------

   Group Insurance and Credit Union
      Marketing Operations
         Employee termination costs .....................     1,827          291          100         191
         Termination of lease Agreements ................       285           --           --          --
         Write-off of capitalized Software ..............       106           --           --          --
         Other ..........................................        18           --           --          --
                                                             ------       ------       ------      ------
            Subtotal ....................................     2,236          291          100         191
                                                             ------       ------       ------      ------

               Total ....................................    $6,909       $3,862       $2,241      $1,621
                                                             ======       ======       ======      ======

Note 4 - Debt

          Indebtedness outstanding was as follows:

                                                         June 30,   December 31,
                                                           2003         2002
                                                         --------   -----------
Long-term debt:
   1.425% Senior Convertible Notes due May 14,
      2032. Aggregate principal amount of $244,500
      less unaccrued discount of $128,362
      (3.0% imputed rate) ............................   $116,138     $116,138
   6 5/8% Senior Notes, due January 15, 2006.
      Aggregate principal amount of $28,600 less
      unaccrued discount of $45 and $53
      (6.7% imputed rate) ............................     28,555       28,547
                                                         --------     --------
         Total .......................................   $144,693     $144,685
                                                         ========     ========

Note 5 - Investments

          The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

                                Percent of Fair Value         June 30, 2003
                               -----------------------   -----------------------
Rating of Fixed                June 30,   December 31,      Fair      Amortized
Maturity Securities (1)          2003         2002        Value (2)      Cost
-----------------------        --------   ------------   ----------   ----------
AAA ........................     39.0%        40.0%      $1,244,211   $1,186,021
AA .........................      6.1          6.8          194,585      180,863
A ..........................     25.4         24.9          809,229      730,176
BBB ........................     24.8         23.7          792,136      723,937
BB .........................      2.8          2.2           89,802       88,060
B ..........................      0.9          1.3           30,042       28,854
CCC or lower ...............      0.9          1.0           28,159       20,411
Not rated (3) ..............      0.1          0.1            4,453        4,467
                                -----        -----       ----------   ----------
   Total ...................    100.0%       100.0%      $3,192,617   $2,962,789
                                =====        =====       ==========   ==========

(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated with the assistance of the Company's investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3) This category includes $4,453 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners ("NAIC") has rated 97.0% of these private placement securities as investment grade.

          The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss reflected in the Statement of Operations for the period. In 2003, as a result of these reviews, the Company recorded pretax impairment charges of $6,117 and $1,943 for the three months ended March 31 and June 30, respectively.

          The following table presents the expected maturity of the Company's fixed maturity securities portfolio. Expected maturities differ from contractual maturities based on assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         Fair
                                                Percent of Total         Value
                                            -----------------------   ----------
                                            June 30,   December 31,    June 30,
                                              2003        2002           2003
                                            --------   ------------   ----------
Due in 1 year or less ...................       9.9%       12.8%      $  317,489
Due after 1 year through 5 years ........      24.0        26.5          766,768
Due after 5 years through 10 years ......      36.2        32.7        1,153,135
Due after 10 years through 20 years .....       7.8         7.5          248,564
Due after 20 years ......................      22.1        20.5          706,661
                                              -----       -----       ----------
   Total ................................     100.0%      100.0%      $3,192,617
                                              =====       =====       ==========

          The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

          The Company loans fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2003 and December 31, 2002, fixed maturities with a fair value of $395,747 and $3,937, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments with a corresponding liability in the Company's Consolidated Balance Sheets.

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

                                                   Gross
                                                   Amount     Ceded    Assumed      Net
                                                  --------   -------   -------   --------
Three months ended June 30, 2003
Premiums written and contract deposits.........   $236,805   $ 6,378    $4,333   $234,760
Premiums and contract charges earned...........    163,901     6,400     3,906    161,407
Benefits, claims and settlement expenses.......    127,798       622     2,124    129,300

Three months ended June 30, 2002
Premiums written and contract deposits.........   $223,879   $ 6,340    $1,061   $218,600
Premiums and contract charges earned...........    161,088    10,005     3,250    154,333
Benefits, claims and settlement expenses.......    119,984     9,174     3,687    114,497

Six months ended June 30, 2003
Premiums written and contract deposits.........   $457,637   $11,446    $8,109   $454,300
Premiums and contract charges earned...........    323,700    11,491     7,516    319,725
Benefits, claims and settlement expenses.......    235,885      (311)    3,981    240,177

Six months ended June 30, 2002
Premiums written and contract deposits.........   $435,052   $ 9,594    $4,890   $430,348
Premiums and contract charges earned...........    321,141    17,868     6,613    309,886
Benefits, claims and settlement expenses.......    236,014    18,590     7,889    225,313

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

                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                         -------------------   -------------------
                                                           2003       2002       2003       2002
                                                         --------   --------   --------   --------
Insurance premiums and contract charges earned
      Property and casualty...........................   $133,834   $128,651   $265,428   $256,655
      Annuity.........................................      3,506      3,729      6,733      7,420
      Life............................................     24,370     22,277     48,178     46,457
      Intersegment eliminations.......................       (303)      (324)      (614)      (646)
                                                         --------   --------   --------   --------
         Total........................................   $161,407   $154,333   $319,725   $309,886
                                                         ========   ========   ========   ========
Net investment income
   Property and casualty..............................   $  7,739   $  8,748   $ 15,971   $ 18,369
   Annuity............................................     25,650     27,583     52,140     54,911
   Life...............................................     12,493     14,171     25,526     27,199
   Corporate and other................................        (19)       142         39        145
   Intersegment eliminations..........................       (291)      (294)      (583)      (589)
                                                         --------   --------   --------   --------
         Total........................................   $ 45,572   $ 50,350   $ 93,093   $100,035
                                                         ========   ========   ========   ========
Net income (loss)
   Property and casualty..............................   $ (4,439)  $  3,222   $  2,144   $ 10,439
   Annuity............................................      3,510      4,519      5,774      9,191
   Life...............................................      3,687      5,326      7,512      9,151
   Corporate and other................................       (675)   (31,401)    (5,248)   (31,544)
                                                         --------   --------   --------   --------
         Total........................................   $  2,083   $(18,334)  $ 10,182   $ (2,763)
                                                         ========   ========   ========   ========
Amortization of intangible assets, pretax
   (included in segment net income)
      Value of acquired insurance in force
         Annuity......................................   $    486   $    942   $  1,697   $  1,795
         Life.........................................        414        441        828        882
                                                         --------   --------   --------   --------
            Total.....................................   $    900   $  1,383   $  2,525   $  2,677
                                                         ========   ========   ========   ========

                                                        June 30,    December 31,
                                                          2003          2002
                                                       ----------   -----------
Assets
   Property and casualty ...........................   $  815,466    $  773,362
   Annuity .........................................    3,142,450     2,628,083
   Life ............................................    1,138,820     1,036,078
   Corporate and other .............................      113,998       112,102
   Intersegment eliminations .......................      (59,597)      (37,336)
                                                       ----------    ----------
      Total ........................................   $5,151,137    $4,512,289
                                                       ==========    ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Dollars in millions, except per share data)

Forward-looking Information

          Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of future events or the Company's future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

     .    Changes in the composition of the Company's assets and liabilities.
     . Fluctuations in the market value of securities in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company's defined benefit pension plan assets and the related after-tax effect on the Company's operating expenses, shareholders' equity and total capital.
     . Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital, (ii) the book yield of the Company's investment portfolio and (iii) the Company's ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company's life and annuity products.
     . Defaults on interest or dividend payments in the Company's investment portfolio due to credit issues and the resulting impact on investment income.
     . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness.
     . The frequency and severity of catastrophes such as hurricanes, earthquakes and storms and the ability of the Company to maintain a favorable catastrophe reinsurance program.
     .    The collectibility of reinsurance receivables.
     . Future property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.
     .    The cyclicality of the insurance industry.
     . Business risks inherent in the Company's redesign of its property and casualty claims operation.
     . The risk related to the Company's dated and complex information systems, which are more prone to error than advanced technology systems.
     . Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.
     . The impact of a disaster or catastrophic event affecting the Company's employees or its home office facilities and the Company's ability to recover and resume its business operations on a timely basis.
     . The Company's ability to develop and expand its agent force and its direct product distribution systems, as well as the Company's ability to maintain and secure product sponsorships by local, state and national education associations.

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

          The Company has established a guaranteed minimum death benefit ("GMDB") reserve on variable annuity contracts and regularly monitors this reserve considering fluctuations in the financial markets. At June 30, 2003 and December 31, 2002, under GAAP, the GMDB reserve was $0.6 million and $0.8 million, respectively. The comparable reserve under statutory accounting principles was $1.1 million and $1.6 million at the respective dates. The Company has a relatively low exposure to GMDB because approximately 25% of contract values have no guarantee; approximately 70% have only a return of premium guarantee; and approximately 5% have a guarantee of premium at an annual interest rate of 3% to 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $74 million and $115 million at June 30, 2003 and December 31, 2002, respectively. Regarding the sensitivity of the GMDB reserve to market fluctuations, an approximation for the impact on the GMDB is: for each 1 point of negative/positive market performance for the underlying mutual funds of the Company's variable annuities, the GMDB reserve would currently increase/decrease less than $0.1 million.

          Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"), are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future financial market performance, business surrender/lapse rates and the impact of realized investment gains and losses. For the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At June 30, 2003 and December 31, 2002, capitalized annuity policy acquisition costs and the Annuity VIF asset represented approximately 3% and 4%, respectively, of the total annuity accumulated cash value. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. Generally, if all other assumptions are met, with regard to financial market performance assumptions for the underlying mutual funds of the Company's variable annuities, a 1% deviation from the targeted financial market performance would currently impact amortization between $0.1 million and $0.2 million depending on the magnitude and direction of the deviation.

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

          The Company's cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. Effective April 1, 2002, participants stopped accruing benefits under the defined benefit plan but continue to retain the benefits they had accrued to date. A discount rate of 6.75% was used by the Company at December 31, 2002, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including Moody's Aa long-term bond index. The expected annual return on plan assets assumed by the Company at December 31, 2002 was 7.50%.

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

Results of Operations

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                      Six Months Ended      Growth Over
                                                          June 30,          Prior Year
                                                      ----------------   ----------------
                                                        2003     2002    Percent   Amount
                                                       ------   ------   -------   ------
Automobile and property (voluntary) ...............    $265.0   $246.3       7.6%   $18.7
Annuity deposits ..................................     134.3    128.4       4.6%     5.9
Life ..............................................      54.7     55.0      -0.5%    (0.3)
                                                       ------   ------              -----
      Subtotal - core lines .......................     454.0    429.7       5.7%    24.3
Involuntary and other property & casualty .........       0.3      0.6     -50.0%    (0.3)
   Excluding Massachusetts automobile .............       0.3     (0.6)               0.9
   Massachusetts automobile .......................        --      1.2    -100.0%    (1.2)
                                                       ------   ------              -----
      Total .......................................    $454.3   $430.3       5.6%   $24.0
                                                       ======   ======              =====
      Total, excluding Massachusetts automobile ...    $454.3   $429.1       5.9%   $25.2
                                                       ======   ======              =====

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                      Six Months Ended     Growth Over
                                                          June 30,          Prior Year
                                                      ----------------   ----------------
                                                        2003     2002    Percent   Amount
                                                      -------   ------   -------   ------
Automobile and property (voluntary) ...............    $261.2   $250.2       4.4%   $11.0
   Excluding Massachusetts automobile .............     261.2    242.8       7.6%    18.4
   Massachusetts automobile .......................        --      7.4    -100.0%    (7.4)
Annuity ...........................................       6.7      7.4      -9.5%    (0.7)
Life ..............................................      47.6     45.9       3.7%     1.7
                                                       ------   ------              -----
         Subtotal - core lines ....................     315.5    303.5       4.0%    12.0
         Subtotal - core lines, excluding
            Massachusetts automobile ..............     315.5    296.1       6.6%    19.4
Involuntary and other property and casualty .......       4.2      6.4     -34.4%    (2.2)
      Excluding Massachusetts automobile ..........       4.0      2.8      42.9%     1.2
      Massachusetts automobile ....................       0.2      3.6     -94.4%    (3.4)
                                                       ------   ------              -----
         Total ....................................    $319.7   $309.9       3.2%   $ 9.8
                                                       ======   ======              =====
         Total, excluding Massachusetts
            automobile ............................    $319.5   $298.9       6.9%   $20.6
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

          Premiums written and contract deposits for the Company's core lines increased 5.7% compared to the prior year, primarily resulting from rate increases in the property and automobile lines. In addition, growth in new annuity deposits improved in the second quarter and contributed to the total increase for the six months. Voluntary property and casualty business, a component of the Company's core lines, represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines.

          The Company's exclusive agent force totaled 883 at June 30, 2003, reflecting growth of 5.6% compared to a year earlier. Of the total, 391 agents were in their first 24 months with the Company, an increase of 20.7% compared to June 30, 2002, with new hires increasing 17.8% in the current period. The number of experienced agents in the agent force, 492, was down 3.9% at June 30, 2003 compared to a year earlier, due primarily to terminations of less-productive agents over the 12 months. In the first half of 2003, average agent productivity for all lines of business combined declined 4.6% compared to the same period in 2002, with total sales slightly ahead of the prior year. However, second quarter 2003 average agent productivity improved both sequentially and compared to the prior year and total sales increased 7.4%, primarily reflecting increased annuity volume. Average agent productivity is measured as new sales premiums per the average number of agents for the period.

          In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates to be effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau are anticipated to have an adverse impact of approximately $350 million for the insurance industry. The difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders. Following the April 2002 effective date, this issue negatively impacted the Company's earned premiums and pretax income by $1.8 million for the twelve months ended December 31, 2002. The Company's 2003 earned premiums and pretax income are expected to be negatively impacted by approximately $2.5 million as a result of this dispute over 2002 rates. A similar dispute between the Commissioner and the Bureau is also in process regarding 2003 rates for policies written or renewed January through June, which requires the Company to escrow additional amounts and had a further adverse impact on 2003 results of $0.6 million pretax. In April 2003, the Commissioner and the Bureau reached an agreement regarding premium rates to be effective in July 2003. Because of this agreement, the Company can cease adding to the escrow for policies written or renewing after July 1, 2003. Escrowed amounts established for the previous disputes will be maintained until final resolution is reached. During the six months ended June 30, 2003, $2.0 million was escrowed due to the 2002 and 2003 rate disputes.

          Growth in total voluntary automobile and homeowners premium written was 7.6% for the six months ending June 30, 2003. Voluntary automobile insurance premium written increased 6.4% ($11.8 million) compared to the first six months of 2002, and homeowners premium increased 11.2% ($6.9 million). The increase in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up 6% for voluntary automobile and 14% for homeowners compared to the same period a year earlier; average earned premium also increased 6% for voluntary automobile and 14% for homeowners. As of June 30, 2003, approved rate increases for the Company's automobile and homeowners business were 6% and 16%, respectively. Many of the Company's competitors are believed to have taken similar rate increases. Over the prior 12 months and excluding a 12,000 unit decrease in Massachusetts, automobile policies in force declined slightly compared to both June 30, 2002 and December 31, 2002, reflecting an increase in policies for educators which was more than offset by a decrease in non-educator policies. There were no Massachusetts voluntary automobile policies in force at June 30, 2003 and December 31, 2002. Homeowners policies in force at June 30, 2003 were 7,000 less than at June 30, 2002 and 4,000 less than at December 31, 2002, reflecting expected reductions. At June 30, 2003, there were 572,000 voluntary automobile and 280,000 homeowners policies in force, for a total of 852,000.

          Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 87%, 1 percentage point lower than the 12 months ended June 30, 2002, reflecting the anticipated reductions in homeowners policies in force and the aggressive pricing and underwriting actions implemented during the period. The Company plans additional rate increases in 2003, with primary emphasis on the homeowners line, which are expected to have a continued adverse impact on retention of homeowners policies.

          Involuntary property and casualty business includes allocations of business from state mandatory insurance facilities and assigned risk business. For the first half of 2003, involuntary and other property and casualty premiums written were comparable to the prior year.

          In the first six months of 2003, new annuity deposits increased 4.6% compared to the prior year. The growth primarily reflected a 23.7% increase in single premium and rollover deposits partially offset by a 4.0% decrease in new scheduled annuity deposits. New deposits to fixed accounts were 21.6%, or $14.3 million, higher than in the first six months of 2002 and new deposits to variable accounts decreased 13.5%, or $8.4 million, compared to a year earlier.

          Annualized new annuity sales by Horace Mann agents increased 10.9% compared to the second quarter of 2002; six month results were comparable to the prior year. Total new annuity sales decreased 1.0% for both the quarter and six months, including Horace Mann's independent agent distribution initiative. As described below, annuity sales for the second quarter of 2002 reflected the successful launch of the independent agent initiative and included over $6 million in new business from Chicago public school employees. Ongoing production from independent agents has shown steady sequential growth for each month in 2003.

          In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company's 403(b) tax-qualified annuity products. The independent agent distribution channel, which included 322 authorized agents at June 30, 2003, generated $6.5 million in annualized Horace Mann annuity contract deposits during the first half of 2003 and $10.5 million for the full year 2002. A significant portion of the 2002 amount was produced as a result of Horace Mann being named as one of four providers for fixed and variable annuity options to Chicago, Illinois public school employees and the Company's partnering with an independent broker/dealer having two decades of experience in providing retirement planning services to Chicago Public School employees.

          Fixed accumulated cash value was $1.5 billion at June 30, 2003, $141.9 million, or 9.9% more than a year earlier. Fixed accumulated cash value retention for the 12 months ended June 30, 2003 was 94.5%, 0.5 percentage points better than the prior year. Variable accumulated deposit retention of 92.0% for the twelve months ended June 30, 2003, impacted by financial market performance, decreased 0.8% percentage points compared to a year earlier. Variable accumulated funds on deposit at June 30, 2003 were $1.0 billion, a $20.9 million, or 2.2%, increase from the prior year including the impact of financial market values. The number of annuity contracts outstanding increased 3.5%, or 5,000 contracts, compared to June 30, 2002.

          For the six months ended June 30, 2003, annuity segment contract charges earned decreased 9.5%, or $0.7 million, compared to the same period a year earlier. Declines in market valuations during 2002 and the first quarter of 2003 resulted in lower variable accumulated balances in force against which contract charges are principally applied. Market appreciation in the second quarter of 2003, however, resulted in variable annuity accumulated balances at June 30, 2003 which were 2.2%, or $20.9 million, higher than at June 30, 2002.

          Life segment premiums and contract deposits for the first six months of 2003 declined slightly compared to a year earlier. The life insurance in force lapse ratio of 8.6% for the twelve months ended June 30, 2003 improved 0.6 percentage points compared to the same period last year. The lapse ratio improved for both the term and whole life portions of the business compared to the prior year.

          Consistent with the Company's Value Proposition and overall strategy to meet a broader array of consumer financial needs, the product portfolio that the Company's agents can offer is being expanded through two new marketing alliances. The first is with Jefferson Pilot Financial for universal life insurance. Jefferson Pilot was a leading issuer of universal life policies in the U.S. for 2002. The second alliance is with American Funds for retail mutual funds. Both product rollouts began in the second quarter of 2003 and are intended to help the Company reach more educators while deepening relationships with existing clients.

     Net Investment Income

          Pretax investment income of $93.1 million for the six months ended June 30, 2003 decreased 6.9%, or $6.9 million, (5.7%, or $3.8 million, after tax) compared to the prior year as a decline in the portfolio yield and lost income related to investment credit issues in 2002 offset growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 6.7% over the past 12 months. The average pretax yield on the investment portfolio was 6.1% (4.2% after tax) for the first six months of 2003 compared to a pretax yield of 7.0% (4.7% after tax) a year earlier. Throughout 2003, investment income is expected to continue to be under pressure due to lower interest rates and investment credit issues in 2002.

     Realized Investment Gains and Losses

          Net realized investment losses were $2.5 million for the six months ended June 30, 2003 compared to realized investment losses of $38.7 million in the prior year period. For the first six months of 2003, the Company recorded fixed income security impairment charges totaling $8.1 million, $3.0 million related to one of the Company's collateralized debt obligation ("CDO") securities, $1.9 million related to one manufactured housing asset-backed security and the remaining $3.2 million primarily related to two airline industry issuers. In the second quarter of 2002, $41.3 million of realized investment losses were recorded which included a loss of $19.4 million related to the sale and impairment of securities issued by WorldCom, Inc. Additionally, impairment losses of $21.2 million were recognized in the second quarter of 2002 relating primarily to holdings of fixed income securities of other companies in the communications sector. The first quarter of 2002 included impairment charges of $9.9 million related to fixed income securities issued by two telecommunications companies and a realized investment loss of $2.0 million from the Company's sale of all of its holdings in securities issued by Kmart Corporation. Net realized investment losses for the respective periods also reflected gains realized from ongoing investment portfolio management activity.

          The table below presents the Company's fixed maturity securities portfolio as of June 30, 2003 by major asset class, including the ten largest sectors of the Company's corporate bond holdings.

                                                                               Pretax
                                          Number of     Fair     Amortized   Unrealized
                                           Issuers      Value      Cost      Gain(Loss)
                                          ---------   --------   ---------   ----------
Corporate bonds
   Banking and Finance.................       30      $  281.2    $  247.9     $ 33.3
   Energy..............................       35         223.6       198.4       25.2
   Utilities...........................       18         139.5       130.7        8.8
   Food and Beverage...................       16         128.5       118.1       10.4
   Telecommunications..................       16         121.9       104.0       17.9
   Transportation......................       12          76.9        73.6        3.3
   Broadcasting and Media..............       17          75.9        67.2        8.7
   Automobiles.........................        5          72.6        71.2        1.4
   Real Estate.........................        7          71.3        64.7        6.6
   Industry, Manufacturing.............        8          70.2        65.2        5.0
   Health Care, Pharmacy...............       15          59.2        55.2        4.0
   All Other Corporates (1)............       68         427.7       385.9       41.8
                                             ---      --------    --------     ------
      Total corporate bonds............      247       1,748.5     1,582.1      166.4
Mortgage-backed securities
   Government..........................      450         604.6       585.7       18.9
   Other...............................       28          55.0        50.6        4.4
Municipal bonds........................      142         461.9       434.2       27.7
Government bonds
   U.S.................................        5         176.5       165.7       10.8
   Foreign.............................        4          20.9        17.2        3.7
Collateralized debt obligations (2)....       11          81.4        84.8       (3.4)
Asset-backed securities................       11          43.8        42.5        1.3
                                             ---      --------    --------     ------
      Total fixed maturity securities..      898      $3,192.6    $2,962.8     $229.8
                                             ===      ========    ========     ======

----------
(1) The All Other Corporates category contains 15 additional industry classifications. Defense, chemicals, paper, retail, insurance and cable represented $271.9 million of fair value at June 30, 2003, with the remaining 9 classifications each representing less than $30 million of the fair value at June 30, 2003.
(2) Each of the securities was rated investment grade by Standard and Poor's Corporation and/or Moody's Investors Service, Inc. at June 30, 2003.

          The asset-backed security impaired in the second quarter of 2003 was issued by Green Tree Financial and the corporate bond securities impaired in the first quarter of 2003 were issued by Northwest Airlines, Delta Air Lines and UnumProvident, an insurance carrier. The securities issued by Northwest Airlines and UnumProvident were sold in the second quarter of 2003. As of June 30, 2003, the Delta holdings represented the only remaining exposure to the airline sector in the Company's investment portfolio with a fair value of $2.6 million. In addition, one CDO security was impaired in the first quarter. As discussed below, the Company consolidated the management of its fixed maturity securities portfolio in March 2003. As part of the transition to a single manager, BlackRock, Inc., completed a comprehensive appraisal and evaluation of the transferred CDO holdings, which resulted in the first quarter impairment. The securities impaired in the second quarter of 2002 included four telecommunications companies (WorldCom, partial sale of Qwest, Western Wireless, and American Tower) and three cable companies (Adelphia, Century Communications, and Telewest). Petrozuata Finance, which had declined in value due to political risk associated with Venezuela, was also impaired in the second quarter of 2002. Securities issued by two companies in the telecommunications sector (NTL and Diamond Cable) were impaired in the first quarter of 2002. In each of the periods, the impaired securities were marked to fair value, and the write-downs were recorded as realized investment losses in the Statement of Operations. These impairments were deemed to be other-than-temporary for one or more of the following reasons: the recovery of full value was not likely, the issuer defaulted or was likely to default due to the need to restructure its debt, or the Company had an intent to sell the security in the near future.

          At June 30, 2003, the Company's diversified fixed maturity portfolio consisted of 1,141 investment positions and totaled approximately $3.2 billion in fair value. The portfolio was 95.3% investment grade, based on fair value, with an average quality rating of A+. At June 30, 2003, the portfolio had approximately $9 million pretax of total gross unrealized losses related to 55 positions. At December 31, 2002, the total pretax gross unrealized losses were approximately $27 million related to 137 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at June 30, 2003, including the length of time that the securities have continuously been in an unrealized loss position.

        Investment Positions With Unrealized Losses Segmented by Quality
                    and Period of Continuous Unrealized Loss
                               As of June 30, 2003

                                                                            Pretax
                                        Number of    Fair     Amortized   Unrealized
                                        Positions   Value      Cost          Loss
                                        ---------   ------   ---------   ----------
Investment grade
   6 Months or less ....................    25      $155.9     $159.1       $(3.2)
   7 through 12 months .................     6        30.3       31.7        (1.4)
   13 through 24 months ................     5        30.9       33.5        (2.6)
   25 through 36 months ................    --          --         --          --
   37 through 48 months ................    --          --         --          --
   Greater than 48 months ..............     2         4.6        5.0        (0.4)
                                           ---      ------     ------       -----
      Total ............................    38      $221.7     $229.3       $(7.6)
                                           ===      ======     ======       =====

Non-investment grade
   6 Months or less ....................     4      $  4.8     $  4.8           *
   7 through 12 months .................    --          --         --       $  --
   13 through 24 months ................     2         2.1        2.2        (0.1)
   25 through 36 months ................     1         6.0        6.1        (0.1)
   37 through 48 months ................     1         4.5        4.8        (0.3)
   Greater than 48 months ..............     3        20.2       21.6        (1.4)
                                           ---      ------     ------       -----
      Total ............................    11      $ 37.6     $ 39.5       $(1.9)
                                           ===      ======     ======       =====

Not rated
      Total, all 7 through 12 months ...     6      $  2.6     $  2.6           *
                                           ===      ======     ======       =====

         Grand total ...................    55      $261.9     $271.4       $(9.5)
                                           ===      ======     ======       =====

----------
*    Less than $0.1 million

          Of the securities with unrealized losses, no issuers had pretax unrealized losses greater than $2 million and no securities were trading below 80% of book value at June 30, 2003. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2003 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at June 30, 2003. Future changes in circumstances related to these securities could require subsequent impairment of their value.

          Historically, the Company's investment guidelines have limited single corporate issuer exposure to 1% of invested assets. Effective in the third quarter of 2002, the Company revised its guidelines to limit the single corporate issuer exposure to 4.0% (after tax) of shareholders' equity for "AA" or "AAA" rated securities, 2.5% (after tax) of shareholders' equity for "A" rated securities, 2.0% (after tax) of shareholders' equity for "BBB" rated securities, and 1.0% (after tax) of shareholders' equity for non-investment grade securities. The change in the investment guidelines was immediately effective for new purchases of securities. It is anticipated that the existing portfolio will be brought into substantial compliance with the new guidelines by the end of 2003. Additional sub-sector limitations were also developed as part of the revised guidelines.

          The Company's investments are managed by outside managers and advisors which follow the investment guidelines established by the Company. In conjunction with the review of investment guidelines, the Company also periodically reviews its overall investment program and the performance of its investment managers. Effective in March 2003, the Company consolidated the management of its fixed maturity securities portfolio with BlackRock, with the exception of a small portion allocated to a specialty high-yield manager. BlackRock has managed a portion of the Company's fixed maturity securities portfolio since 1994. Effective in July 2003, the Company transferred the management of its high yield investment portfolio to Shenkman Capital Management, Inc.

     Benefits, Claims and Settlement Expenses

                                                     Six Months Ended      Growth Over
                                                         June 30,          Prior Year
                                                    -----------------   ----------------
                                                      2003     2002     Percent   Amount
                                                     ------   ------    -------   ------
Property and casualty ...........................    $217.5   $204.5       6.4%   $13.0
Annuity .........................................       0.5      0.6     -16.7%    (0.1)
Life ............................................      22.2     20.2       9.9%     2.0
                                                     ------   ------              -----
   Total ........................................    $240.2   $225.3       6.6%   $14.9
                                                     ======   ======              =====

Property and casualty statutory loss ratio (1):
      Before catastrophe losses .................      76.6%    78.8%              -2.2%
      After catastrophe losses ..................      81.6%    80.5%               1.1%
      Impact of litigation charges (2) ..........        --      0.6%              -0.6%

----------
(1)  For additional information, see footnote (2) to the table under "Net
     Income."
(2) Under statutory accounting practices, the $1.6 million litigation charge is reflected in property and casualty claims and settlement expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as litigation charges in the Corporate and Other segment.

          In the first six months of 2003, the Company's benefits, claims and settlement expenses reflected underlying improvement in the homeowners statutory loss ratio as a result of loss containment initiatives and the favorable impact of rate increases on earned premiums which was offset by an increase in catastrophe and other weather-related losses. The voluntary automobile statutory loss ratio for the current period increased compared to the first six months of 2002 primarily reflecting adverse development of prior years' reserves, as described below.

          Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $13.7 million for the first six months of 2003, primarily related to automobile liability loss reserves, compared to adverse reserve development of $1.6 million in the prior year which was nearly all due to a provision for the costs of resolving class action lawsuits related to diminished value brought against the Company. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were strengthened $14.2 million in the current year compared to strengthening of $2.5 million for the six months ended June 30, 2002. The Company's property and casualty reserves were $285 million and $274 million at June 30, 2003 and 2002, respectively, net of anticipated reinsurance recoverables.

          Over the 15 months ended June 30, 2003, the Company made changes in its property and casualty claims function including hiring of new management and claim adjusters, implementing improved processes and consolidating the previous 17 branch offices into 6 regional claims offices, which began in late-November 2002 and was completed in the first quarter of 2003. As part of the redesign of the claims function, open claim files are being reviewed by the new team, including a re-assessment of reserves on older cases. In the first half of 2003, these reassessments resulted in a re-estimated ultimate liability for claims from accident years 2001, 2000 and 1999 and prior that was higher than the amount previously established. Installation and implementation of the new claims administration system, including related process changes, are planned for the last half of 2003 and the first half of 2004.

          While the Company has begun to realize improvements in its claims handling process and is confident in the ultimate benefits to be gained from the redesign of its claims operation, those benefits have not been realized as quickly as the company had originally anticipated. In addition, the estimation of claims costs, settlement rates and severity has been complicated in recent quarters due to the degree of change involved. As a result of these factors, and in light of the pattern of adverse prior years' reserve development observed over the last four quarters, the June 30, 2003 property and casualty claims liability was re-estimated reflecting a strengthening of prior years' reserves, primarily voluntary automobile, and an increased level of conservatism in the less developed 2002 and 2003 accident years.

          The following table quantifies the amount of first quarter 2003 and second quarter 2003 adverse/(favorable) development for each line of business and the accident years to which the re-estimates relate:

                                                                               Other
                                                     Voluntary      Total    Property &
                                             Total   Automobile   Property    Casualty
                                             -----   ----------   --------   ----------
Three months ended March 31, 2003
Accident Years:
   2002 ..................................    $0.8      $ 1.1      $(0.9)      $ 0.6
   2001 ..................................     1.4        1.7        0.6        (0.9)
   2000 & Prior ..........................     2.1        2.8       (0.1)       (0.6)
                                              ----      -----      -----       -----
      Total ..............................    $4.3      $ 5.6      $(0.4)      $(0.9)
                                              ====      =====      =====       =====

Three months ended June 30, 2003
Accident Years:
   2002 ..................................    $5.8      $ 6.4      $(0.6)      $  --
   2001 ..................................     0.7        1.0       (0.3)         --
   2000 & Prior ..........................     3.4        2.8        0.2         0.4
                                              ----      -----      -----       -----
      Total ..............................    $9.9      $10.2      $(0.7)      $ 0.4
                                              ====      =====      =====       =====

          For the first six months of 2003, incurred catastrophe losses for all lines were $13.5 million compared to $4.3 million for the same period in the prior year. In addition to the catastrophes, widespread severe weather in the second quarter of 2003 resulted in a significant increase in non-catastrophe weather-related losses which generated approximately 1.5 percentage points of the increase in the property and casualty statutory loss ratio.

          Including the higher level of weather-related losses, the property statutory loss ratio of 90.0% for the first six months of 2003 increased 8.4 percentage points compared to the same period in 2002. Higher catastrophe losses in the current period accounted for a 10.7 percentage point increase in the loss ratio compared to the prior year while non-catastrophe weather losses increased the ratio by approximately 4 percentage points. These adverse impacts were partially offset by an increase in average premium per policy and loss containment initiatives.

          The voluntary automobile statutory loss ratio excluding catastrophe losses was 77.3% for the first six months of 2003 compared to 78.0% for the same period last year. The statutory loss ratio in the current period included 8.2 percentage points due to adverse development of prior years' reserves compared to an impact of 0.8 percentage points a year earlier. The increase in average voluntary automobile premium per policy in 2003 exceeded the increase in average current accident year loss costs.

          The annuity benefits in the first six months of 2003 and 2002 reflected mortality charges for annuity contracts on payout status. In addition, annuity benefits in both years included changes in the GMDB reserve on variable annuity contracts due to fluctuations in the financial markets. For the first half of 2003, the GMDB reserve decreased $0.2 million, while the reserve increased $0.3 million in the first six months of 2002.

          Life mortality costs in the current period were slightly lower compared to a year earlier.

          As disclosed in the Company's Annual Report on Form 10-K for 2002, early in 2001 management discovered deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remediation of this issue. The deficiencies in the testing procedures related to compliance with Internal Revenue Code ("IRC") Section 7702 (Definition of Life Insurance) were identified and corrected. Such a problem is not uncommon in the life insurance industry and the Company pursued a remedy following Internal Revenue Service ("IRS") procedures that have been established to address this type of situation. The Company recorded $2.0 million of policyholder benefits in the Corporate and Other segment in the fourth quarter of 2001, as well as $1.0 million of operating expense, which represented the Company's best estimate of the costs to the Company to resolve these problems. In July 2003, the Company entered into agreements with the IRS resolving its compliance with IRC Section 7702 (Definition of Life Insurance). The accrual established at December 31, 2001 was adequate to cover these costs.

          The Company is in the process of identifying and correcting any related deficiencies in the testing procedures and quantifying any potential exposure associated with IRC Section 7702A (Modified Endowment Contracts). The Company recorded $0.8 million of operating expense in the Corporate and Other segment which represents its current best estimate of the costs to the Company to complete this correction and assessment process. The Company expects to determine if any IRS filings are required under Section 7702A by the end of 2004.

     Interest Credited to Policyholders

                                             Six Months Ended      Growth Over
                                                 June 30,          Prior Year
                                             ----------------   ----------------
                                               2003    2002     Percent   Amount
                                              -----   -----     -------   ------

Annuity...................................    $35.3   $33.5       5.4%     $1.8
Life......................................     15.6    15.1       3.3%      0.5
                                              -----   -----                ----
   Total..................................    $50.9   $48.6       4.7%     $2.3
                                              =====   =====                ====

          The increase in annuity segment interest credited reflected a 9.0% increase in average accumulated fixed deposits, partially offset by a decline in the average annual interest rate credited of 20 basis points compared to the first six months of 2002. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

     Operating Expenses

          For the first six months of 2003, operating expenses increased $2.4 million, or 3.8%, compared to the prior year. The current period included an increase in investments in technology and property and casualty underwriting initiatives.

          In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, were $6.2 million in 2002 and are currently estimated to be approximately $6.0 million for 2003. These costs are largely as a result of settlement accounting provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions, and the impact of declines in the market value of the pension plan's assets.

          The Company's policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believed to be appropriate in light of the current volatility in the financial markets. Based on assumptions at the time of this Report on Form 10-Q, the Company anticipates contributing approximately $9.0 million to the defined benefit pension plan in 2003, an amount which is also anticipated to be in excess of the required minimum amount. All defined benefit pension plan investments have been set aside in a trust fund.

          The property and casualty statutory expense ratio was 23.6% for the six months ended June 30, 2003, comparable to the same period a year ago.

     Amortization of Policy Acquisition Expenses and Intangible Assets

          For the first six months of 2003, the combined amortization of policy acquisition expenses and intangible assets was $36.3 million compared to $31.6 million recorded for the same period in 2002.

          Amortization of intangible assets was $2.5 million for the six months ended June 30, 2003 compared to $2.7 million for the same period in 2002. The valuations of annuity value of business acquired in the 1989 acquisition of the Company ("Annuity VIF") resulted in a decrease in amortization of $0.1 million for both the current period and the six months ended June 30, 2002.

          Policy acquisition expenses amortized for the six months ended June 30, 2003 of $33.8 million were $4.9 million more than the prior year, primarily related to the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in new business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months). The increase in amortization for the property and casualty segment was augmented by a $1.3 million increase in amortization for the annuity and life segments combined, primarily as a result of the current year valuation compared to the impact of the 2002 valuation. For the annuity segment, the current year valuation increased amortization $0.2 million compared to a decrease of $0.5 million in 2002. The current year valuation reduced amortization $0.2 million for the life segment compared to a decrease of $0.6 million in the prior year.

     Income Tax Expense

          The effective income tax rate on income, including realized investment gains and losses, was a tax of 23.9% for the six months ended June 30, 2003 compared to a benefit of 57.6% a year earlier.

          Income from investments in tax-advantaged securities reduced the effective income tax rate 18.1 and 25.2 percentage points for the six months ended June 30, 2003 and 2002, respectively. While the amount of income from tax-advantaged securities in the current year increased marginally compared to the prior year, the reduced level of income before income taxes in the prior period resulted in this having a more significant impact on the effective income tax rate.

     Net Income

          For the first six months of 2003, net income was $10.2 million, or $0.24 per share, compared to a net loss of $2.8 million, or $0.07 per share, for the first half of 2002. Realized investment losses, primarily related to fixed income securities of companies in the communications sector, significantly impacted the six month net loss in 2002.

          For the six months ended June 30, 2003, net income was unfavorably affected by adverse development of property and casualty prior years' reserves, which resulted in an after-tax charge of $9.2 million for the six months, $6.4 million of which was recorded in the second quarter. Net income was also adversely impacted by widespread severe weather experienced in the current period, particularly in the second quarter. For the six months, catastrophe losses of $8.7 million after tax were three times greater than the same period a year earlier, representing a $5.9 million reduction in net income. Also, non-catastrophe weather-related losses were approximately $3.2 million after tax greater in the 2003 period compared to the prior year. In addition, net income comparisons to prior year continued to be negatively impacted by (1) lower interest rates and decreases in investment income related to investment credit issues in 2002 and (2) lower margins on variable annuities.

          These negative prior year comparisons were partially offset by the impact of property and casualty rate increases on earned premiums, with the growth in average premium per policy outpacing current accident year loss costs, underwriting initiatives and the Company's restructuring of its Massachusetts automobile business.

          Net income (loss) by segment and net income (loss) per share were as follows:

                                                      Six Months Ended      Growth Over
                                                          June 30,          Prior Year
                                                      ----------------   ----------------
                                                        2003    2002     Percent   Amount
                                                       -----   ------    -------   ------
Net income (loss)
   Property & casualty
      Before catastrophe losses ...................    $10.8   $ 13.3     -18.8%   $(2.5)
      Catastrophe losses, after tax ...............     (8.7)    (2.8)              (5.9)
                                                       -----   ------              -----
         Total including catastrophe costs ........      2.1     10.5     -80.0%    (8.4)
   Annuity ........................................      5.8      9.2     -37.0%    (3.4)
   Life ...........................................      7.5      9.1     -17.6%    (1.6)
   Corporate and other (1) ........................     (5.2)   (31.6)              26.4
                                                       -----   ------              -----
         Total ....................................    $10.2   $ (2.8)             $13.0
                                                       =====   ======              =====
Net income (loss) per share, diluted ..............    $0.24   $(0.07)             $0.31
                                                       =====   ======              =====

Property and casualty statutory combined ratio (2):
      Before catastrophe losses ...................    100.2%   102.0%              -1.8%
      After catastrophe losses ....................    105.2%   103.7%               1.5%
      Impact of litigation charges ................       --      0.6%              -0.6%

----------
(1) The Corporate and Other segment includes interest expense on debt, realized investment gains and losses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management's evaluation of the results of those segments.
(2) Consistent with management's evaluation of the property and casualty operations, the combined ratio, which is the sum of the loss ratio and the expense ratio, is computed based on financial information prepared in accordance with statutory accounting principles and as reported to state insurance departments. Expenses are divided by net written premiums. Statutory expenses differ from GAAP expenses primarily with regard to policy acquisition costs, which are not deferred and amortized for statutory purposes, but rather recognized as incurred. The sum of losses and loss adjustment expenses incurred is divided by net earned premiums. Property and casualty statutory net written premiums and net earned premiums differ from the comparable GAAP amounts primarily with regard to the classification of certain service fees and escrowed amounts.

          As discussed above, adverse development of prior years' reserves and severe weather were the primary drivers of the decrease in property and casualty net income compared to a year earlier. For the first six months of 2003, the Company's increase in average voluntary automobile insurance premium per policy exceeded the increase in average current accident year loss costs. The Company is continuing to approach the pricing and underwriting of its property and casualty products aggressively -- most notably the homeowners line -- to accelerate margin recovery.

          The property and casualty statutory combined ratio increased 1.5 percentage points compared to the first six months of 2002. Adverse development of prior years' reserves represented 5.3 percentage points of the statutory combined ratio in the current period compared to 1.0 percentage point in the prior year, an increase of 4.3 percentage points. In addition, severe weather resulted in increases in the combined ratio of 3.3 percentage points related to catastrophe losses and 1.5 percentage points related to non-catastrophe weather-related losses.

          Annuity segment net income in the first six months of 2003 decreased compared to the prior year. Current year income was adversely impacted by an after-tax reduction in the net interest margin of $2.9 million, primarily reflecting lower investment income due to lower interest rates and investment credit issues in 2002. In addition, as discussed above, valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at June 30, 2003 resulted in an after-tax charge of $0.1 million reflecting higher-than-expected market appreciation and improved persistency, partially offset by a decline in the interest margin. Similar valuations a year earlier decreased after-tax amortization $0.4 million for the first six months. A decrease in the GMDB reserves increased current year net income by $0.2 million compared to a decrease in after-tax income of $0.2 million a year earlier. Fee income related to variable annuity deposits decreased compared to the prior year, primarily as a result of financial market conditions, as discussed above.

          Life segment net income decreased $1.6 million compared to the first six months of 2002, primarily reflecting a decline in investment income. Valuation of life segment deferred acquisition costs at June 30, 2003 resulted in a reduction in amortization of $0.1 million after tax. In the prior year, a similar valuation resulted in a reduction in amortization of $0.4 million after tax. Mortality experience on ordinary life business was slightly lower compared to a year earlier.

          The decrease in the net loss for the corporate and other segment compared to last year primarily reflected the significant reduction in realized investment losses, including impairment charges, compared to the first six months of 2002. Interest expense on the Company's outstanding debt decreased compared to the prior year, reflecting refinancing transactions completed in the last eight months of 2002.

          In May 2002, the Company used a portion of the proceeds from the sale of its Convertible Notes to repay the balance outstanding under the previous Bank Credit Agreement and repurchase $55.0 million of its outstanding Senior Notes. The debt retirement resulted in an after-tax charge of $1.5 million. In June 2002, the Company recorded an after-tax charge of $1.0 million to net income, representing the Company's best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. Both of these charges were reflected in the Corporate and Other net loss for the six months ended June 30, 2002.

          Return on shareholders' equity based on net income was 5% for the 12 months ended June 30, 2003.

          At the time of this Quarterly Report on Form 10-Q, management anticipates that 2003 full year net income before realized investment gains and losses will be within a range of $0.90 to $1.00 per share. This projection reflects the property and casualty prior years' reserve strengthening, the high level of catastrophe losses recorded in the second quarter and lower investment income. Compared to 2002 results, this projection includes an approximate $0.09 reduction in per share net income as a result of the Company's capital transactions completed in the fourth quarter of 2002. In addition, this projection reflects management's anticipation of continued improvement in the underlying property and casualty statutory combined ratio, mitigated by the pressure on investment income and compression in the Company's annuity margins. As described in "Critical Accounting Policies," certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income. At the time of this Quarterly Report on Form 10-Q, any other reconciling items to net income are assumed to be zero in 2003.

Liquidity and Financial Resources

     Special Purpose Entities

          At June 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     Related Party Transactions

          The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

          Ariel Capital Management, Inc., HMEC's largest shareholder with 30% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2003, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC's third largest shareholder with 8% of the common shares outstanding per their SEC filing on Form 13F as of March 31, 2003, is the investment advisor for two of the mutual funds offered to the Company's annuity customers.

     Investments

          The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At June 30, 2003, fixed income securities represented 96.7% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 95.3% was investment grade and 99.9% was publicly traded. The average quality of the total fixed income portfolio was A+ at June 30, 2003.

          The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 5.7 years at June 30, 2003 and 4.8 years at December 31, 2002. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

          Additional discussion of the Company's investment guidelines is included in "Results of Operations--Realized Investment Gains and Losses."

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

          Operating Activities

          As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2003, net cash provided by operating activities declined compared to the prior year, primarily reflecting a decrease in investment income received and an increase in federal income taxes paid.

          Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2003 without prior approval are approximately $43 million, of which none had been paid as of June 30, 2003. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

          Financing Activities

          Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company's common stock, and borrowings, repayments and repurchases related to its debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments the Company's traditional reinsurance program, have been charged directly to additional paid-in capital.

          For the six months ended June 30, 2003, receipts from annuity contracts increased 4.6%. Annuity contract maturities and withdrawals decreased $37.4 million, or 43.0%, compared to the same period last year. Cash value retentions for variable and fixed annuity options were 92.0% and 94.5%, respectively, for the 12 month period ended June 30, 2003. Net transfers to variable annuity accumulated cash values increased $15.1 million compared to the same period last year.

     Contractual Obligations

                                                       Payments Due By Period
                                                       As of December 31, 2002
                                     ----------------------------------------------------------
                                                                                      More Than
                                              Less Than   1 - 3 Years   3 - 5 Years    5 Years
                                               1 Year      (2004 and     (2006 and    (2008 and
                                      Total    (2003)        2005)         2007)        beyond)
                                     ------   ---------   -----------   -----------   ---------
Long-Term Debt Obligations (1):
   Convertible Notes Due 2032.....   $260.2      $3.5        $ 7.0          $ 5.2       $244.5
   Senior Notes Due 2006..........     35.2       1.9          3.8           29.5           --
                                     ------      ----        -----          -----       ------

      Total.......................   $295.4      $5.4        $10.8          $34.7       $244.5
                                     ======      ====        =====          =====       ======

----------
(1)  Includes principal and interest.

          The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $4 million for the six months ended June 30, 2003 and 2002. It is anticipated that the Company's payments under operating leases for the full year 2003 will be comparable to payments in 2002 of approximately $8 million. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

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

          The total capital of the Company was $734.6 million at June 30, 2003, including $144.7 million of long-term debt and no short-term debt outstanding. Total debt represented 24.4% of capital excluding unrealized investment gains and losses (19.7% including unrealized investment gains and losses) at June 30, 2003, below the Company's long-term target of 25%.

          Shareholders' equity was $589.9 million at June 30, 2003, including an unrealized gain in the Company's investment portfolio of $140.8 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $689.1 million and $16.13, respectively, at June 30, 2003. Book value per share was $13.81 at June 30, 2003, $10.52 excluding investment fair value adjustments.

          On May 14, 2002, the Company issued $353.5 million aggregate principal amount of 1.425% senior convertible notes due in 2032 ("Convertible Notes") at a discount of 52.5% resulting in an effective yield of 3.0%. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Convertible Notes was declared effective on November 4, 2002. Prior to December 31, 2002, the Company repurchased $109.0 million aggregate principal amount, $51.8 million carrying value, of the outstanding Convertible Notes. At June 30, 2003, $244.5 million aggregate principal amount, $116.1 million carrying value, of the Convertible Notes were outstanding. The Convertible Notes are traded in the open market (HMN 1.425).

          In January 1996, the Company issued $100.0 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. In 2002, the Company repurchased $71.4 million aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes. At June 30, 2003, $28.6 million aggregate principal amount of Senior Notes were outstanding. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

          As of June 30, 2003 and December 31, 2002, the Company had no amounts outstanding under its Bank Credit Agreement. The Bank Credit Agreement provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Bank Credit Facility"). The Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.20% on an annual basis at June 30, 2003.

          The Company's ratio of earnings to fixed charges for the six months ended June 30, 2003 was 5.3x, reflecting the impact of $2.5 million of pretax realized investment losses recognized during the period, compared to 0x for the same period last year, reflecting the impact of $38.7 million of pretax realized investment losses recognized in the first half of 2002.

          Total shareholder dividends were $9.0 million for the six months ended June 30, 2003. In February 2003 and May 2003, the Board of Directors announced regular quarterly dividends of $0.105 per share.

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

Market Value Risk

          Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations--Realized Investment Gains and Losses."

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

          A more detailed description of the Company's exposure to market value risks and the management of those risks is presented in the Company's Annual Report on Form 10-K for 2002 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Value Risk."

Information Systems Risk

          The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, over the past two and a half years the Company has enhanced its existing systems and technology infrastructure and begun installing new systems, including a new general ledger and financial reporting system which was implemented in the second quarter of 2003. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks.

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

Item 4: Controls and Procedures

          The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company's disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Shareholders was held on May 29, 2003. The results of the matters submitted to a vote of security holders are shown in the table below.

                                                           Votes        Votes
                                                            For        Against    Abstentions
                                                        ----------   ----------   -----------
Votes representing 39,259,199 shares of
   Common Stock were represented and cast
   regarding Proposal 1.

      Election of the following nominees to
         hold the office of Director until the next
         Annual Meeting of Shareholders and
         until their respective successors have
         been duly elected and qualified:
            William W. Abbott                           37,998,602    1,260,597          --
            Mary H. Futrell                             21,711,349   17,547,850          --
            Donald E. Kiernan                           37,853,525    1,405,674          --
            Louis G. Lower II                           38,946,786      312,413          --
            Joseph J. Melone                            38,947,374      311,825          --
            Jeffrey L. Morby                            22,694,550   16,564,649          --
            Shaun F. O'Malley                           38,948,636      310,563          --
            Charles A. Parker                           38,946,616      312,583          --

Votes representing 39,259,199 shares of
   Common Stock were represented and cast
   regarding Proposal 2.

      Approval of an amendment to the Company's
         Certificate of Incorporation to delete the
         provision that requires the retirement of
         any Director who is 72 or more years of
         age following the completion of his or her
         then current term in office.                   36,287,619    2,769,300     202,280

Item 5:  Other Information

          In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Horace Mann Educators Corporation has preapproved the continuing provision of certain non-audit services by KPMG LLP, Horace Mann Educators Corporation's independent auditor. Such services relate primarily to statutory regulatory audit requirements, SEC registration statement review services, tax consultation and employee compliance affirmations.

          The Audit Committee has determined that the services provided by KPMG LLP under non-audit services are compatible with maintaining the auditor's independence.

Item 6: Exhibits and Reports on Form 8-K

          Exhibit
          No.                      Description
          -------                  -----------

          (a)  The following items are filed as Exhibits.
               (3)  Articles of incorporation and bylaws:
                    3.1 Restated Certificate of Incorporation of Horace Mann Educators Corporation ("HMEC"), filed with the Delaware Secretary of State on June 24, 2003.
                    3.2  Bylaws of HMEC.
               (11) Statement re computation of per share earnings.
               (15) KPMG LLP letter regarding unaudited interim financial information.
               (31) Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.
                    31.1 Certification by Louis G. Lower II, Chief Executive
                         Officer of HMEC.
                    31.2 Certification by Peter H. Heckman, Chief Financial
                         Officer of HMEC.
               (32) Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.
                    32.1 Certification by Louis G. Lower II, Chief Executive
                         Officer of HMEC.
                    32.2 Certification by Peter H. Heckman, Chief Financial
                         Officer of HMEC.
          (b) During the second quarter of 2003, HMEC filed one Current Report on Form 8-K with the SEC, containing an Item 9 Regulation FD Disclosure, in compliance with interim guidance for furnishing
               Item 12 Disclosure of Results of Operations and Financial Condition, and an Item 7 Financial Statements and Exhibits, as follows:
               1. Dated May 1, 2003, regarding the Company's press release reporting its financial results for the three month period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HORACE MANN EDUCATORS CORPORATION
                                           (Registrant)


Date  August 13, 2003                   /s/ Louis G. Lower II
                                        ----------------------------------------
                                        Louis G. Lower II
                                           President and Chief Executive Officer


Date  August 13, 2003                   /s/ Peter H. Heckman
                                        ----------------------------------------
                                        Peter H. Heckman
                                           Executive Vice President
                                           and Chief Financial Officer


Date  August 13, 2003                   /s/ Bret A. Conklin
                                        ----------------------------------------
                                        Bret A. Conklin
                                           Senior Vice President
                                           and Controller

================================================================================

                        HORACE MANN EDUCATORS CORPORATION

                                    EXHIBITS

                                       To

                                    FORM 10-Q

                       For the Quarter Ended June 30, 2003

                                  VOLUME 1 OF 1

================================================================================

          The following items are filed as Exhibits to Horace Mann Educators Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. Management contracts and compensatory plans are indicated by an asterisk(*).

                                  EXHIBIT INDEX

Exhibit
No.                        Description
-------                    -----------

(3)  Articles of incorporation and bylaws:
     3.1 Restated Certificate of Incorporation of Horace Mann Educators Corporation ("HMEC"), filed with the Delaware Secretary of State on June 24, 2003.
     3.2  Bylaws of HMEC.

(11) Statement re computation of per share earnings.

(15) KPMG LLP letter regarding unaudited interim financial information.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
     31.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
     32.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.