Form 10-Q/A
period 2003-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2003-08-22
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Explanatory Note
Horace Mann Educators Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2003, originally filed with the Securities and Exchange Commission on August 14, 2003, solely to correct typographical errors in the prior year columns of Exhibit 11 - Statement Re Computation of Per Share Earnings. All other information contained in the Company's original Form 10-Q remains unchanged.

Part II:  Other Information
Item 6:  Exhibits and Reports on Form 8-K

          Exhibit
          No.            Description
          -------        -----------

          (a)  The following items are filed as Exhibits.
               (3)  Articles of incorporation and bylaws:
                    3.1  Restated Certificate of Incorporation of Horace
                         Mann Educators Corporation ("HMEC"), filed with the Delaware Secretary of State on June 24, 2003.*
                    3.2  Bylaws of HMEC.*
               (11) Statement re computation of per share earnings (Revised).
               (15) KPMG LLP letter regarding unaudited interim financial information.*
               (31) Certification pursuant to Section 302 of the Sarbanes-Oxley
                    Act of 2002.
                    31.1 Certification by Louis G. Lower II, Chief Executive
                         Officer of HMEC.
                    31.2 Certification by Peter H. Heckman, Chief Financial
                         Officer of HMEC.
               (32) Certification pursuant to Section 906 of the Sarbanes-Oxley
                    Act of 2002.
                    32.1 Certification by Louis G. Lower II, Chief Executive
                         Officer of HMEC.
                    32.2 Certification by Peter H. Heckman, Chief Financial
                         Officer of HMEC.
          (b) During the second quarter of 2003, HMEC filed one Current Report on Form 8-K with the SEC, containing an Item 9 Regulation FD Disclosure, in compliance with interim guidance for furnishing
               Item 12 Disclosure of Results of Operations and Financial Condition, and an Item 7 Financial Statements and Exhibits, as follows:

               1. Dated May 1, 2003, regarding the Company's press release reporting its financial results for the three month period ended March 31, 2003.

* Included with the Company's original Quarterly Report on Form 10-Q filed on August 14, 2003.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HORACE MANN EDUCATORS CORPORATION
                                         (Registrant)

Date: August 22, 2003                     /s/ Bret A. Conklin
                                         ---------------------------------------
                                         Bret A. Conklin
                                         Senior Vice President and Controller