Form 10-Q
period 2003-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2003-11-12
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2003
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from___________to___________

                         Commission file number 1-10890

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [X]    No  [_]

     As of October 31, 2003, 42,721,940 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                            Page
                                                                            ----
PART I -   FINANCIAL INFORMATION

           Item 1. Financial Statements

                Independent Auditors' Review Report.........................   1

                Consolidated Balance Sheets as of September 30,
                 2003 and December 31, 2002.................................   2

                Consolidated Statements of Operations for the Three
                 and Nine Months Ended September 30, 2003 and 2002..........   3

                Consolidated Statements of Changes in Shareholders' Equity
                 for the Nine Months Ended September 30, 2003 and 2002......   4

                Consolidated Statements of Cash Flows for the Three
                 and Nine Months Ended September 30, 2003 and 2002..........   5

                Notes to Consolidated Financial Statements..................   6

           Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................  13

           Item 3. Quantitative and Qualitative Disclosures about
                    Market Risk.............................................  39

           Item 4. Controls and Procedures..................................  39

PART II -  OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders......  40

           Item 5. Other Information........................................  40

           Item 6. Exhibits and Reports on Form 8-K.........................  40

SIGNATURES..................................................................  41

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of September 30, 2003, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated statements of changes in shareholders' equity for the nine-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
October 30, 2003

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                   September 30,  December 31,
                                                       2003           2002
                                                   -------------  -------------
                                                    (Unaudited)
                                     ASSETS
Investments
   Fixed maturities, available for sale, at
    fair value (amortized cost, 2003,
    $3,004,075; 2002, $2,859,007) ...............  $   3,170,074  $   2,991,195
   Short-term and other investments .............        149,787        135,431
   Short-term investments, loaned
    securities collateral .......................        433,889          3,937
                                                   -------------  -------------
      Total investments .........................      3,753,750      3,130,563
Cash ............................................         47,803         60,162
Accrued investment income and premiums receivable         96,838         99,954
Deferred policy acquisition costs ...............        182,979        174,555
Goodwill ........................................         47,396         47,396
Value of acquired insurance in force ............         27,245         31,945
Other assets ....................................        108,503        113,244
Variable annuity assets .........................      1,031,852        854,470
                                                   -------------  -------------
      Total assets ..............................  $   5,296,366  $   4,512,289
                                                   =============  =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
   Fixed annuity contract liabilities ...........  $   1,494,044  $   1,385,737
   Interest-sensitive life contract liabilities .        561,035        544,533
   Unpaid claims and claim expenses .............        337,977        326,575
   Future policy benefits .......................        181,927        180,577
   Unearned premiums ............................        202,346        189,384
                                                   -------------  -------------
      Total policy liabilities ..................      2,777,329      2,626,806
Other policyholder funds ........................        126,542        125,108
Liability for securities lending agreements .....        433,889          3,937
Other liabilities ...............................        249,208        228,441
Short-term debt .................................             --             --
Long-term debt ..................................        144,697        144,685
Variable annuity liabilities ....................      1,031,852        854,470
                                                   -------------  -------------
      Total liabilities .........................      4,763,517      3,983,447
                                                   -------------  -------------
Preferred stock, $0.001 par value, shares
 authorized 1,000,000; none issued ..............             --             --
Common stock, $0.001 par value, shares authorized
 75,000,000; shares issued, 2003, 60,225,311;
 2002, 60,194,615 ...............................             60             60
Additional paid-in capital ......................        342,306        342,749
Retained earnings ...............................        437,760        455,308
Accumulated other comprehensive income (loss),
 net of taxes:
   Net unrealized gains on fixed
    maturities and equity securities ............        102,565         80,567
   Minimum pension liability adjustment .........        (17,265)       (17,265)
Treasury stock, at cost, 17,503,371 shares ......       (332,577)      (332,577)
                                                   -------------  -------------
      Total shareholders' equity ................        532,849        528,842
                                                   -------------  -------------
         Total liabilities and shareholders'
          equity ................................  $   5,296,366  $   4,512,289
                                                   =============  =============


          See accompanying notes to consolidated financial statements.
                                       2

                        HORACE MANN EDUCATORS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                    Three Months Ended         Nine Months Ended
                                                       September 30,              September 30,
                                                  -----------------------   -----------------------
                                                     2003         2002         2003         2002
                                                  ----------   ----------   ----------   ----------
Insurance premiums written
 and contract deposits ........................   $  251,436   $  232,604   $  705,736   $  662,952
                                                  ==========   ==========   ==========   ==========
Revenues
   Insurance premiums
    and contract charges earned ...............   $  158,314   $  155,575   $  478,039   $  465,461
   Net investment income ......................       45,438       47,567      138,531      147,602
   Realized investment gains (losses) .........        7,262      (13,161)       4,742      (51,856)
                                                  ----------   ----------   ----------   ----------
      Total revenues ..........................      211,014      189,981      621,312      561,207
                                                  ----------   ----------   ----------   ----------
Benefits, losses and expenses
   Benefits, claims and settlement expenses ...      148,412      112,838      388,589      338,151
   Interest credited ..........................       25,915       24,527       76,770       73,117
   Policy acquisition expenses amortized ......       16,444       16,834       50,285       45,760
   Operating expenses .........................       33,013       32,326       99,433       96,316
   Amortization of intangible assets ..........        2,273        1,900        4,798        4,577
   Interest expense ...........................        1,552        2,286        4,656        6,717
   Restructuring charges (adjustments) ........         (408)       4,223         (408)       4,223
   Debt retirement costs (gains) ..............           --         (785)          --        1,531
   Litigation charges .........................           --           --           --        1,581
                                                  ----------   ----------   ----------   ----------
      Total benefits, losses and expenses .....      227,201      194,149      624,123      571,973
                                                  ----------   ----------   ----------   ----------
Income (loss) before income taxes .............      (16,187)      (4,168)      (2,811)     (10,766)
Income tax expense (benefit) ..................       (1,921)      (4,717)       1,273       (8,552)
                                                  ----------   ----------   ----------   ----------
Net income (loss) .............................   $  (14,266)  $      549   $   (4,084)  $   (2,214)
                                                  ==========   ==========   ==========   ==========
Net income (loss) per share
   Basic ......................................   $    (0.34)  $     0.02   $    (0.10)  $    (0.05)
                                                  ==========   ==========   ==========   ==========
   Diluted ....................................   $    (0.34)  $     0.02   $    (0.10)  $    (0.05)
                                                  ==========   ==========   ==========   ==========
Weighted average number of shares
 and equivalent shares (in thousands)
   Basic ......................................       42,722       40,850       42,710       40,823
   Diluted ....................................       42,933       41,025       42,902       41,153


          See accompanying notes to consolidated financial statements.
                                       3

                        HORACE MANN EDUCATORS CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
Common stock
   Beginning balance ............................   $         60   $         60
   Options exercised, 2002,107,410 shares .......             --             --
   Conversion of Director Stock Plan units, 2003,
    30,696 shares; 2002, 10,284 shares ..........             --             --
                                                    ------------   ------------
   Ending balance ...............................             60             60
                                                    ------------   ------------
Additional paid-in capital
   Beginning balance ............................        342,749        341,052
   Options exercised and conversion
    of Director Stock Plan units ................            645          2,185
   Catastrophe-linked equity put
    option premium ..............................         (1,088)        (1,088)
                                                    ------------   ------------
   Ending balance ...............................        342,306        342,149
                                                    ------------   ------------
Retained earnings
   Beginning balance ............................        455,308        461,139
   Net loss .....................................         (4,084)        (2,214)
   Cash dividends, 2003, $0.315 per share;
    2002, $0.315 per share ......................        (13,464)       (12,872)
                                                    ------------   ------------
   Ending balance ...............................        437,760        446,053
                                                    ------------   ------------
Accumulated other comprehensive income (loss),
 net of taxes:
   Beginning balance ............................         63,302         14,898
      Change in net unrealized gains (losses) on
       fixed maturities and equity securities ...         21,998         42,148
      Increase in minimum pension liability
       adjustment ...............................             --            (92)
                                                    ------------   ------------
   Ending balance ...............................         85,300         56,954
                                                    ------------   ------------
Treasury stock, at cost
   Beginning and ending balance, 2003,
    17,503,371 shares; 2002, 19,341,296 shares ..       (332,577)      (357,959)
                                                    ------------   ------------
Shareholders' equity at end of period ...........   $    532,849   $    487,257
                                                    ============   ============
Comprehensive income
   Net loss .....................................   $     (4,084)  $     (2,214)
   Other comprehensive income, net of taxes:
      Change in net unrealized gains (losses) on
       fixed maturities and equity securities ...         21,998         42,148
      Increase in minimum pension liability
       adjustment ...............................             --            (92)
                                                    ------------   ------------
         Other comprehensive income .............         21,998         42,056
                                                    ------------   ------------
            Total ...............................   $     17,914   $     39,842
                                                    ============   ============


          See accompanying notes to consolidated financial statements.
                                       4

                        HORACE MANN EDUCATORS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                        -------------------------   -------------------------
                                                           2003          2002          2003           2002
                                                        -----------   -----------   -----------   -----------
Cash flows from operating activities
   Premiums collected ...............................   $   175,751   $   165,743   $   505,127   $   496,005
   Policyholder benefits paid .......................      (129,386)     (114,529)     (369,099)     (354,698)
   Policy acquisition and
    other operating expenses paid ...................       (33,326)      (51,385)     (139,730)     (156,587)
   Federal income taxes paid ........................            --            --       (16,426)      (10,850)
   Investment income collected ......................        46,604        50,237       139,821       151,697
   Interest expense paid ............................          (961)       (1,801)       (3,675)       (7,058)
   Contribution to defined benefit
    pension plan trust fund .........................        (8,780)       (7,455)       (8,780)       (7,910)
   Other ............................................         6,215         4,643         4,671         1,682
                                                        -----------   -----------   -----------   -----------
      Net cash provided by operating
       activities ...................................        56,117        45,453       111,909       112,281
                                                        -----------   -----------   -----------   -----------
Cash flows used in investing activities
   Fixed maturities
      Purchases .....................................      (397,562)     (286,535)   (1,014,041)   (1,137,965)
      Sales .........................................       204,421        98,900       419,213       782,718
      Maturities ....................................       160,786       162,795       441,802       262,009
   Net cash used for short-term
    and other investments ...........................       (37,478)      (28,999)      (11,148)      (90,071)
                                                        -----------   -----------   -----------   -----------
      Net cash used in investing activities .........       (69,833)      (53,839)     (164,174)     (183,309)
                                                        -----------   -----------   -----------   -----------
Cash flows provided by (used in) financing activities
   Dividends paid to shareholders ...................        (4,489)       (4,293)      (13,464)      (12,872)
   Principal repayments on Bank Credit Facility .....            --            --            --       (53,000)
   Exercise of stock options ........................            --            69            --         2,185
   Catastrophe-linked equity put option premium .....          (150)         (150)       (1,088)       (1,088)
   Proceeds from issuance of Convertible Notes ......            --            --            --       163,013
   Repurchase of Senior Notes
    and Convertible Notes ...........................            --       (23,803)           --       (80,744)
   Annuity contracts, variable and fixed
    Deposits ........................................        78,008        61,804       212,288       190,243
      Maturities and withdrawals ....................       (22,244)      (45,525)      (71,725)     (132,419)
      Net transfer from (to) variable
       annuity assets ...............................       (26,080)       10,896       (75,353)      (23,308)
   Net decrease in life policy account balances .....        (2,050)       (1,442)      (10,752)       (4,893)
                                                        -----------   -----------   -----------   -----------
      Net cash provided by (used in)
       financing activities .........................        22,995        (2,444)       39,906        47,117
                                                        -----------   -----------   -----------   -----------
Net increase (decrease) in cash .....................         9,279       (10,830)      (12,359)      (23,911)
Cash at beginning of period .........................        38,524        20,858        60,162        33,939
                                                        -----------   -----------   -----------   -----------
Cash at end of period ...............................   $    47,803   $    10,028   $    47,803   $    10,028
                                                        ===========   ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.
                                       5

                        HORACE MANN EDUCATORS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           September 30, 2003 and 2002
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of September 30, 2003, the consolidated results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 and the consolidated changes in shareholders' equity for the nine months ended September 30, 2003 and 2002.

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

     The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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


                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                        ----------------------------    ----------------------------
                                            2003            2002            2003            2002
                                        ------------    ------------    ------------    ------------
Net income (loss)
   As reported .......................  $    (14,266)   $        549    $     (4,084)   $     (2,214)
      Add:  Stock-based
       compensation expense,
       after tax, included in
       reported net income ...........            --              --              --              --
      Deduct:  Stock-based
       compensation expense,
       after tax, determined under
       the fair value based
       method for all awards (1) .....         1,348           1,110           4,026           3,328
                                        ------------    ------------    ------------    ------------
      Pro forma ......................  $    (15,614)   $       (561)   $     (8,110)   $     (5,542)
                                        ============    ============    ============    ============

Basic net income (loss) per share
   As reported .......................  $      (0.34)   $       0.02    $      (0.10)   $      (0.05)
   Pro forma .........................  $      (0.37)   $      (0.01)   $      (0.19)   $      (0.13)
Diluted net income (loss)
 per share
   As reported .......................  $      (0.34)   $       0.02    $      (0.10)   $      (0.05)
   Pro forma .........................  $      (0.36)   $      (0.01)   $      (0.19)   $      (0.13)

(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2003 and 2002, respectively: risk-free interest rates of 3.8% and 5.2%; dividend yield of 3.0% and 2.0%; expected lives of 10 years; and volatility of 28.3% and 39.2%. The nine-month expense amounts represent three-fourths of the full year expense reflecting options vesting during the respective calendar year. The 2003 expense includes vesting related to options granted through September 30, 2003. The 2002 expense includes vesting related to options granted through December 31, 2002.

Note 3 - Restructuring Charges

     Restructuring charges were incurred and separately identified in the Statements of Operations for the years ended December 31, 2002, 2001 and 2000, as described in Note 2 - Restructuring Charges of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The Company's Consolidated Balance Sheets at September 30, 2003 and December 31, 2002 did not reflect any accrued amounts due to the restructuring of its Massachusetts automobile business recorded in 2001. The following table provides information about the components of the other charges taken in 2002, 2001 and 2000, the balance of accrued amounts at December 31, 2002 and September 30, 2003, and payment activity during the nine months ended September 30, 2003. The adjustments, recorded in the three months ended September 30, 2003, reflect final resolution of the printing services, group insurance and credit union marketing operations restructures as well as additional data regarding the restructure of the property and casualty claims operations.

                                        Original       Reserve at                                      Reserve at
                                         Pretax       December 31,                                     September
                                         Charge           2002          Payments      Adjustments       30, 2003
                                      ------------    ------------    ------------    ------------    ------------
Charges to earnings:

Property and Casualty
 Claims Operations
   Employee termination costs ....    $      2,542    $      1,929    $      1,546    $         56    $        439
   Additional defined benefit
    pension plan costs ...........           1,179           1,179             843             (98)            238
   Termination of lease
    agreements ...................             502             425             197            (177)             51
                                      ------------    ------------    ------------    ------------    ------------
      Subtotal ...................           4,223           3,533           2,586            (219)            728
                                      ------------    ------------    ------------    ------------    ------------
Printing Services Operations
   Employee termination costs ....             409              38              40               2              --
   Write-off of equipment ........              41              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------
      Subtotal ...................             450              38              40               2              --
                                      ------------    ------------    ------------    ------------    ------------
Group Insurance and Credit
 Union Marketing Operations
   Employee termination costs ....           1,827             291             100            (191)             --
   Termination of lease
    agreements ...................             285              --              --              --              --
   Write-off of capitalized
    software .....................             106              --              --              --              --
   Other .........................              18              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------
      Subtotal ...................           2,236             291             100            (191)             --
                                      ------------    ------------    ------------    ------------    ------------
         Total ...................    $      6,909    $      3,862    $      2,726    $       (408)   $        728
                                      ============    ============    ============    ============    ============

Note 4 - Debt

     Indebtedness outstanding was as follows:

                                                       September      December
                                                       30,  2003      31, 2002
                                                      -----------    -----------
Long-term debt:
   1.425% Senior Convertible Notes due May 14,
    2032. Aggregate principal amount of $244,500
    less unaccrued discount of $128,362
    (3.0% imputed rate).............................  $   116,138    $   116,138
   6 5/8% Senior Notes, due January 15, 2006.
    Aggregate principal amount of $28,600 less
    unaccrued discount of $41 and $53
    (6.7% imputed rate).............................       28,559         28,547
                                                      -----------    -----------
      Total.........................................  $   144,697    $   144,685
                                                      ===========    ===========

Note 5 - Investments

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

                            Percent of Fair Value            September 30, 2003
                         ----------------------------    ----------------------------
Rating of Fixed            September     December 31,        Fair         Amortized
Maturity Securities (1)    30, 2003          2002          Value (2)         Cost
-----------------------  ------------    ------------    ------------    ------------
AAA ...................          38.7%           40.0%   $  1,225,971    $  1,183,389
AA ....................           6.0             6.8         189,364         179,191
A .....................          25.5            24.9         807,926         752,343
BBB ...................          24.0            23.7         761,521         714,733
BB ....................           2.4             2.2          74,846          73,940
B .....................           2.5             1.3          80,107          78,756
CCC or lower ..........           0.8             1.0          26,501          17,872
Not rated (3) .........           0.1             0.1           3,838           3,851
                         ------------    ------------    ------------    ------------
   Total ..............         100.0%          100.0%   $  3,170,074    $  3,004,075
                         ============    ============    ============    ============

<F1>
(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
<F2>
(2) Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated with the assistance of the Company's investment advisors utilizing recognized valuation methodology, including cash flow modeling.
<F3>
(3) This category includes $3,838 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners ("NAIC") has rated 96.5% of these private placement securities as investment grade.

     The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company's investment managers' monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company's intent and ability to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss reflected in the Statement of Operations for the period. In 2003, as a result of these reviews, the Company recorded pretax impairment charges of $6,117, $1,943 and $1,225 for the three months ended March 31, June 30 and September 30, respectively.

     The following table presents the expected maturity of the Company's fixed maturity securities portfolio. Expected maturities differ from contractual maturities based on assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Fair
                                          Percent of Total             Value
                                    ----------------------------    ------------
                                     September       December         September
                                     30,  2003       31, 2002         30, 2003
                                    ------------    ------------    ------------
Due in 1 year or less ..........             9.4%           12.8%   $    297,854
Due after 1 year through
 5 years .......................            21.6            26.5         686,034
Due after 5 years through
 10 years ......................            39.7            32.7       1,257,950
Due after 10 years through
 20 years ......................             7.5             7.5         236,989
Due after 20 years .............            21.8            20.5         691,247
                                    ------------    ------------    ------------
   Total .......................           100.0%          100.0%   $  3,170,074
                                    ============    ============    ============

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of September 30, 2003 and December 31, 2002, fixed maturities with a fair value of $433,889 and $3,937, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," requires the securities lending collateral to be classified as investments with a corresponding liability in the Company's Consolidated Balance Sheets.

Note 6 - Reinsurance

     The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effect of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses is shown below. In the three months ended September 30, 2003, assumed amounts were negatively impacted by an adjustment to anticipated results from state automobile reinsurance facilities.

                                 Gross
                                 Amount          Ceded          Assumed           Net
                              ------------    ------------    ------------    ------------
Three months ended
 September 30,2003
----------------------------
Premiums written
 and contract deposits .....  $    258,740    $      5,885    $     (1,419)   $    251,436
Premiums and contract
 charges earned ............       165,958           5,905          (1,739)        158,314
Benefits, claims and
 settlement expenses .......       152,175           3,483            (280)        148,412
Three months ended
 September 30,2002
----------------------------
Premiums written
 and contract deposits .....  $    233,656    $      5,009    $      3,957    $    232,604
Premiums and contract
 charges earned ............       159,180           7,662           4,057         155,575
Benefits, claims and
 settlement expenses .......       115,740           6,150           3,248         112,838
Nine months ended
 September 30,2003
----------------------------
Premiums written
 and contract deposits .....  $    716,377    $     17,331    $      6,690    $    705,736
Premiums and contract
 charges earned ............       489,658          17,396           5,777         478,039
Benefits, claims and
 settlement expenses .......       388,060           3,172           3,701         388,589
Nine months ended
 September 30,2002
----------------------------
Premiums written
 and contract deposits .....  $    668,708    $     14,603    $      8,847    $    662,952
Premiums and contract
 charges earned ............       480,321          25,530          10,670         465,461
Benefits, claims and
 settlement expenses .......       351,754          24,740          11,137         338,151

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

                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                    September 30,
                                             ----------------------------    ----------------------------
                                                2003             2002            2003            2002
                                             ------------    ------------    ------------    ------------
Insurance premiums and
 contract charges earned
   Property and casualty ..................  $    130,330    $    130,051    $    395,758    $    386,706
   Annuity ................................         3,828           3,487          10,561          10,907
   Life ...................................        24,359          22,357          72,537          68,814
   Intersegment eliminations ..............          (203)           (320)           (817)           (966)
                                             ------------    ------------    ------------    ------------
      Total ...............................  $    158,314    $    155,575    $    478,039    $    465,461
                                             ============    ============    ============    ============
Net investment income
   Property and casualty ..................  $      7,922    $      8,030    $     23,893    $     26,399
   Annuity ................................        25,966          26,281          78,106          81,192
   Life ...................................        11,855          13,364          37,381          40,563
   Corporate and other ....................           (15)            185              24             330
   Intersegment eliminations ..............          (290)           (293)           (873)           (882)
                                             ------------    ------------    ------------    ------------
      Total ...............................  $     45,438    $     47,567    $    138,531    $    147,602
                                             ============    ============    ============    ============
Net income (loss)
   Property and casualty ..................  $    (22,118)   $      5,577    $    (19,974)   $     16,016
   Annuity ................................         2,958           3,082           8,732          12,273
   Life ...................................         2,044           4,401           9,556          13,552
   Corporate and other ....................         2,850         (12,511)         (2,398)        (44,055)
                                             ------------    ------------    ------------    ------------
      Total ...............................  $    (14,266)   $        549    $     (4,084)   $     (2,214)
                                             ============    ============    ============    ============
Amortization of intangible assets, pretax
 (included in segment net income)
   Value of acquired insurance in force
      Annuity .............................  $      1,867    $      1,468    $      3,564    $      3,263
      Life ................................           406             432           1,234           1,314
                                             ------------    ------------    ------------    ------------
         Total ............................  $      2,273    $      1,900    $      4,798    $      4,577
                                             ============    ============    ============    ============

                                              September        December
                                               30,2003         31,2002
                                             ------------    ------------
Assets
   Property and casualty .................   $    793,327    $    773,362
   Annuity ...............................      3,281,817       2,628,083
   Life ..................................      1,146,200       1,036,078
   Corporate and other ...................        127,034         112,102
   Intersegment eliminations .............        (52,012)        (37,336)
                                             ------------    ------------
      Total ..............................   $  5,296,366    $  4,512,289
                                             ============    ============

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

     The Company has established a guaranteed minimum death benefit ("GMDB") reserve on variable annuity contracts and regularly monitors this reserve considering fluctuations in the financial markets. At September 30, 2003 and December 31, 2002, under GAAP, the GMDB reserve was $0.5 million and $0.8 million, respectively. The comparable reserve under statutory accounting principles was $0.9 million and $1.6 million at the respective dates. The Company has a relatively low exposure to GMDB because approximately 25% of contract values have no guarantee; approximately 70% have only a return of premium guarantee; and approximately 5% have a guarantee of premium at an annual interest rate of 3% to 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $55 million and $115 million at September 30, 2003 and December 31, 2002, respectively. Regarding the sensitivity of the GMDB reserve to market fluctuations, an approximation for the impact on the GMDB is: for each 1 point of negative/positive market performance for the underlying mutual funds of the Company's variable annuities, the GMDB reserve would currently increase/decrease less than $0.1 million.

     Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"), are amortized over 20 years in proportion to estimated future gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated future gross profits. The most significant assumptions that are involved in the estimation of future gross profits include future financial market performance, business surrender/lapse rates and the impact of realized investment gains and losses. For the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At September 30, 2003 and December 31, 2002, capitalized annuity policy acquisition costs and the Annuity VIF asset represented approximately 3% and 4%, respectively, of the total annuity accumulated cash value. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. Generally, if all other assumptions are met, with regard to financial market performance assumptions for the underlying mutual funds of the Company's variable annuities, a 1% deviation from the targeted financial market performance would currently impact amortization between $0.1 million and $0.2 million depending on the magnitude and direction of the deviation.

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

Results of Operations

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                                        Nine Months Ended                 Growth Over
                                                           September 30,                  Prior Year
                                                   ---------------------------   ----------------------------
                                                       2003           2002          Percent         Amount
                                                   ------------   ------------   ------------    ------------
Automobile and property (voluntary) ............   $      410.2   $      382.1            7.4%   $       28.1
Annuity deposits ...............................          212.3          190.2           11.6%           22.1
Life ...........................................           81.5           81.5                             --
                                                   ------------   ------------                   ------------
      Subtotal - core lines ....................          704.0          653.8            7.7%           50.2
Involuntary and other property & casualty ......            1.7            9.2                           (7.5)
   Excluding Massachusetts automobile ..........            1.7            7.8                           (6.1)
   Massachusetts automobile ....................             --            1.4                           (1.4)
                                                   ------------   ------------                   ------------
      Total ....................................   $      705.7   $      663.0            6.4%   $       42.7
                                                   ============   ============                   ============
      Total, excluding Massachusetts
       automobile ..............................   $      705.7   $      661.6            6.7%   $       44.1
                                                   ============   ============                   ============

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                                        Nine Months Ended                 Growth Over
                                                           September 30,                  Prior Year
                                                   ---------------------------   ----------------------------
                                                       2003           2002          Percent         Amount
                                                   ------------   ------------   ------------    ------------
Automobile and property (voluntary) ............   $      396.0   $      376.7            5.1%   $       19.3
   Excluding Massachusetts automobile ..........          396.0          367.4            7.8%           28.6
   Massachusetts automobile ....................             --            9.3                           (9.3)
Annuity ........................................           10.6           10.9           -2.8%           (0.3)
Life ...........................................           71.7           67.8            5.8%            3.9
                                                   ------------   ------------                   ------------
      Subtotal - core lines ....................          478.3          455.4            5.0%           22.9
      Subtotal - core lines, excluding
       Massachusetts automobile ................          478.3          446.1            7.2%           32.2
Involuntary and other property and casualty ....           (0.3)          10.1                          (10.4)
   Excluding Massachusetts automobile ..........           (0.5)           5.1                           (5.6)
   Massachusetts automobile ....................            0.2            5.0                           (4.8)
                                                   ------------   ------------                   ------------
      Total ....................................   $      478.0   $      465.5            2.7%   $       12.5
                                                   ============   ============                   ============
      Total, excluding Massachusetts
       automobile ..............................   $      477.8   $      451.2            5.9%   $       26.6
                                                   ============   ============                   ============

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

     Premiums written and contract deposits for the Company's core lines increased 7.7% compared to the prior year, resulting from rate increases in the property and automobile lines and an increased rate of growth in new annuity deposits in the third quarter of 2003. Voluntary property and casualty business, a component of the Company's core lines, represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines.

     The Company's exclusive agent force totaled 899 at September 30, 2003, reflecting growth of 3.5% compared to a year earlier. Of the total, 401 agents were in their first 24 months with the Company, an increase of 12.3% compared to September 30, 2002, with year-to-date 2003 new hires increasing 12.0% compared to the same period a year earlier. The number of experienced agents in the agent force, 498, was down 2.7% at September 30, 2003 compared to a year earlier, due primarily to terminations of less-productive agents over the 12 months. In the first nine months of 2003, average agent productivity for all lines of business combined was comparable to the same period in 2002. Third quarter 2003 average agent productivity improved compared to both the prior quarter and the prior year, primarily reflecting increased annuity volume. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period. Year-to-date total sales, which include the independent agent distribution channel, have increased 11.5%, two thirds of which was from the increasing momentum in the Company's independent agent distribution of annuities.

     In December 2001, the North Carolina Commissioner of Insurance (the "Commissioner") ordered a 13% reduction in private passenger automobile insurance premium rates to be effective in April 2002. The Commissioner's Order was in response to a request from the North Carolina Rate Bureau (the "Bureau"), which represents the insurance industry, to increase private passenger automobile insurance rates by 5%. The Bureau voted to appeal the Commissioner's Order in the state appellate court and raise rates while the case is being heard. The difference between the rates ordered by the Commissioner and the Bureau are anticipated to have an adverse impact of approximately $350 million for the insurance industry. The difference in rates between the Commissioner and the Bureau must be held in an escrow account pending the court's decision. If the court should rule in favor of the Bureau, the insurers will be entitled to the funds previously escrowed. If the court should rule in favor of the Commissioner, the escrowed funds plus interest will be refunded to the policyholders. Following the April 2002 effective date, this issue negatively impacted the Company's earned premiums and pretax income by $1.8 million for the twelve months ended December 31, 2002. The Company's 2003 earned premiums and pretax income are expected to be negatively impacted by approximately $2.5 million as a result of this dispute over 2002 rates. A similar dispute between the Commissioner and the Bureau is also in process regarding 2003 rates for policies written or renewed January through June, which requires the Company to escrow additional amounts and is expected to have a further adverse impact on 2003 results of $0.6 million pretax. In April 2003, the Commissioner and the Bureau reached an agreement regarding premium rates to be effective in July 2003. Because of this agreement, the Company can cease adding to the escrow for policies written or renewing after July 1, 2003. Escrowed amounts established for the previous disputes will be maintained until final resolution is reached. During the nine months ended September 30, 2003, $2.8 million was escrowed due to the 2002 and 2003 rate disputes.

     Growth in total voluntary automobile and homeowners premium written was 7.4% for the nine months ending September 30, 2003. Voluntary automobile insurance premium written increased 6.0% ($16.9 million) compared to the first nine months of 2002, and homeowners premium increased 11.1% ($11.2 million). The increase in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up 5% for voluntary automobile and 14% for homeowners compared to the same period a year earlier; average earned premium also increased 5% for voluntary automobile and 14% for homeowners. Through nine months, 2003 approved rate increases for the Company's automobile and homeowners business were 7% and 15%, respectively. Many of the Company's competitors are believed to have taken similar rate increases. Over the prior 12 months and excluding a 6,000 unit decrease in Massachusetts, automobile policies in force increased slightly compared to both September 30, 2002 and December 31, 2002, reflecting an increase in policies for educators which more than offset a decrease in non-educator policies. There were no Massachusetts voluntary automobile policies in force at September 30, 2003 and December 31, 2002. Homeowners policies in force at September 30, 2003 were 6,000 less than at both September 30, 2002 and December 31, 2002, reflecting expected reductions due to the Company's pricing and underwriting actions. At September 30, 2003, there were 574,000 voluntary automobile and 278,000 homeowners policies in force, for a total of 852,000.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 86%, equal to the 12 months ended September 30, 2002, despite the anticipated reductions in homeowners policies in force and the aggressive pricing and underwriting actions implemented during the period. The Company plans additional rate increases in 2003 and 2004 for both its automobile and homeowners lines of business, which may have an adverse impact on policy retention.

     Involuntary property and casualty business includes allocations of business from state mandatory insurance facilities and assigned risk business. For the first nine months of 2003, involuntary and other property and casualty premiums written were comparable to the prior year excluding the negative impact of an adjustment made in the third quarter to anticipated premiums from state mandatory insurance facilities.

     In the first nine months of 2003, new annuity deposits increased 11.6% compared to the prior year including a 26.2% increase in the third quarter. The year-to-date growth primarily reflected a 41.6% increase in single premium and rollover deposits partially offset by a 4.3% decrease in new scheduled annuity deposits. New deposits to fixed accounts were 30.2%, or $30.9 million, higher than in the first nine months of 2002 and new deposits to variable accounts decreased 10.0%, or $8.8 million, compared to a year earlier.

     Annualized new annuity sales by Horace Mann agents increased 13.5% compared to the third quarter of 2002; resulting in nine month growth of 4.8% compared to the prior year. Total new annuity sales increased 51.7% and 17.3% for the quarter and nine months, respectively, including Horace Mann's independent agent distribution initiative. Ongoing production from independent agents has shown steady sequential growth for each month in 2003, with strong growth in the third quarter.

     In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company's 403(b) tax-qualified annuity products. The independent agent distribution channel, which included 433 authorized agents at September 30, 2003, generated $21.0 million in annualized Horace Mann annuity contract deposits during the first nine months of 2003, compared to $7.2 million in the same period last year and $10.5 million for the full year 2002. A significant portion of the 2002 amount, over $6 million, was produced as a result of Horace Mann being named as one of four providers for fixed and variable annuity options to Chicago, Illinois public school employees and the Company's partnering with an independent broker/dealer having two decades of experience in providing retirement planning services to Chicago Public School employees.

     Fixed accumulated cash value for annuities was $1.6 billion at September 30, 2003, $142.9 million, or 9.7%, more than a year earlier. Fixed accumulated cash value retention for the 12 months ended September 30, 2003 was 94.9%, 0.8 percentage points better than the prior year. Variable accumulated deposit retention of 92.4% for the twelve months ended September 30, 2003, impacted by financial market performance, decreased 0.1% percentage point compared to a year earlier. Variable accumulated funds on deposit at September 30, 2003 were $1.0 billion, a $214.1 million, or 26.2%, increase from the prior year. The number of annuity contracts outstanding increased 4.2%, or 6,000 contracts, compared to September 30, 2002.

     For the nine months ended September 30, 2003, annuity segment contract charges earned decreased 2.8%, or $0.3 million, compared to the same period a year earlier. Declines in market valuations during 2002 and the first quarter of 2003 resulted in lower variable accumulated balances in force against which contract charges are principally applied. Market appreciation in the second and third quarters of 2003, however, resulted in variable annuity accumulated balances at September 30, 2003 which were 26.2%, or $214.1 million, higher than at September 30, 2002.

     Life segment premiums and contract deposits for the first nine months of 2003 were equal to a year earlier. The life insurance in force lapse ratio was 8.1% for the twelve months ended September 30, 2003 compared to 9.4% for the same period last year. The lapse ratio improved for both the term and whole life portions of the business compared to the prior year.

     Consistent with the Company's Value Proposition and overall strategy to meet a broader array of consumer financial needs, the product portfolio that the Company's agents can offer was expanded through two new marketing alliances. The first is with Jefferson Pilot Financial for universal life insurance. Jefferson Pilot was a leading issuer of universal life policies in the U.S. for 2002. The second alliance is with American Funds for retail mutual funds. Both product rollouts began in the second quarter of 2003 and are intended to help the Company reach more educators while deepening relationships with existing clients.

     Net Investment Income

     Pretax investment income of $138.5 million for the nine months ended September 30, 2003 decreased 6.2%, or $9.1 million, (4.9%, or $4.9 million, after tax) compared to the prior year as a decline in the portfolio yield and lost income related to investment credit issues in 2002 offset growth in the size of the investment portfolio. Average investments (excluding the securities lending collateral) increased 5.7% over the past 12 months. The average pretax yield on the investment portfolio was 6.0% (4.1% after tax) for the first nine months of 2003 compared to a pretax yield of 6.8% (4.5% after tax) a year earlier. Through the remainder of 2003, investment income is expected to continue to be under pressure due to lower interest rates and the continuing impact of investment credit issues in 2002.

     Realized Investment Gains and Losses

     Net realized investment gains were $4.7 million for the nine months ended September 30, 2003 compared to realized investment losses of $51.9 million in the prior year period. For the first nine months of 2003, the Company recorded fixed income security impairment charges totaling $9.3 million, $3.0 million related to one of the Company's collateralized debt obligation ("CDO") securities, $3.1 million related to one manufactured housing asset-backed security and the remaining $3.2 million primarily related to two airline industry issuers. In the third quarter of 2002, $13.2 million of realized investment losses were recorded, in large part from the impairment of fixed income securities issued by companies in the communications sector, primarily Qwest Communications International Inc. and the NTL companies. By September 30, 2002, the Company had sold all of its holdings of securities issued by WorldCom, Inc. In the second quarter of 2002, $41.3 million of realized investment losses were recorded which included a loss of $19.4 million related to the sale and impairment of securities issued by WorldCom, Inc. Additionally, impairment losses of $21.2 million were recognized in the second quarter of 2002 relating primarily to holdings of fixed income securities of other companies in the communications sector. The first quarter of 2002 included impairment charges of $9.9 million related to fixed income securities issued by two telecommunications companies and a realized investment loss of $2.0 million from the Company's sale of all of its holdings in securities issued by Kmart Corporation. Net realized investment gains and losses for the respective periods also reflected gains realized from ongoing investment portfolio management activity.

     The table below presents the Company's fixed maturity securities portfolio as of September 30, 2003 by major asset class, including the ten largest sectors of the Company's corporate bond holdings.

                                                                                              Pretax
                                            Number of          Fair         Amortized       Unrealized
                                             Issuers           Value           Cost         Gain(Loss)
                                           ------------     -----------    ------------    ------------
Corporate bonds
   Banking and Finance .................             36     $     300.3    $      271.7    $       28.6
   Energy ..............................             38           229.6           211.7            17.9
   Food and Beverage ...................             27           143.9           137.0             6.9
   Utilities ...........................             20           141.1           135.7             5.4
   Telecommunications ..................             18           108.4            95.6            12.8
   Transportation ......................             13            85.6            83.8             1.8
   Broadcasting and Media ..............             24            79.5            72.6             6.9
   Industry, Manufacturing .............             12            74.2            71.3             2.9
   Insurance ...........................             11            81.7            73.4             8.3
   Real Estate .........................              7            63.4            59.0             4.4
   Automobiles .........................              5            53.7            52.3             1.4
   All Other Corporates (1) ............            101           409.4           385.8            23.6
                                           ------------    ------------    ------------    ------------
      Total corporate bonds ............            312         1,770.8         1,649.9           120.9
Mortgage-backed securities
   Government ..........................            451           539.5           526.0            13.5
   Other ...............................              9            45.9            42.2             3.7
Municipal bonds ........................            164           460.3           439.3            21.0
Government bonds
   U.S. ................................              5           217.2           209.2             8.0
   Foreign .............................              8            36.5            33.2             3.3
Collateralized debt obligations (2) ....             11            73.7            78.6            (4.9)
Asset-backed securities ................             10            26.2            25.7             0.5
                                           ------------    ------------    ------------    ------------
      Total fixed maturity securities ..            970     $   3,170.1    $    3,004.1    $      166.0
                                           ============    ============    ============    ============

----------

<F1>
(1) The All Other Corporates category contains 16 additional industry classifications. Defense, chemicals, paper, retail, health care and cable represented $258.0 million of fair value at September 30, 2003, with the remaining 10 classifications each representing less than $28 million of the fair value at September 30, 2003.
<F2>
(2) Each of the securities was rated investment grade by Standard and Poor's Corporation and/or Moody's Investors Service, Inc. at September 30, 2003.

                                       22

     The asset-backed security initially impaired in the second quarter of 2003 and further impaired in the third quarter of 2003 was issued by Green Tree Financial and the corporate bond securities impaired in the first quarter of 2003 were issued by Northwest Airlines, Delta Air Lines and UnumProvident, an insurance carrier. The securities issued by Northwest Airlines and UnumProvident were sold in the second quarter of 2003. As of September 30, 2003, the Delta holdings represented the only remaining exposure to the airline sector in the Company's investment portfolio with a fair value of $2.5 million. In addition, one CDO security was impaired in the first quarter. As discussed below, the Company consolidated the management of its fixed maturity securities portfolio in March 2003. As part of the transition to a single manager, BlackRock, Inc., completed a comprehensive appraisal and evaluation of the transferred CDO holdings, which resulted in the first quarter impairment. The securities impaired in the third quarter of 2002, including some increases to previously recorded impairments, included seven communications companies (Qwest, NTL, Charter Communications, International Cabletel, Telewest, Diamond Cable, and IGC Holdings) and one energy company (Mirant). The securities impaired in the second quarter of 2002 included four telecommunications companies (WorldCom, partial sale of Qwest, Western Wireless, and American Tower) and three cable companies (Adelphia, Century Communications, and Telewest). Petrozuata Finance, which had declined in value due to political risk associated with Venezuela, was also impaired in the second quarter of 2002. Securities issued by two companies in the telecommunications sector (NTL and Diamond Cable) were impaired in the first quarter of 2002. In each of the periods, the impaired securities were marked to fair value, and the write-downs were recorded as realized investment losses in the Statement of Operations. These impairments were deemed to be other-than-temporary for one or more of the following reasons: the recovery of full value was not likely, the issuer defaulted or was likely to default due to the need to restructure its debt, or the Company had an intent to sell the security in the near future.

     At September 30, 2003, the Company's diversified fixed maturity portfolio consisted of 1,179 investment positions and totaled approximately $3.2 billion in fair value. The portfolio was 94.2% investment grade, based on fair value, with an average quality rating of A+. At September 30, 2003, the portfolio had approximately $16 million pretax of total gross unrealized losses related to 105 positions. At December 31, 2002, the total pretax gross unrealized losses were approximately $27 million related to 137 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at September 30, 2003, including the length of time that the securities have continuously been in an unrealized loss position.

        Investment Positions With Unrealized Losses Segmented by Quality
                    and Period of Continuous Unrealized Loss
                            As of September 30, 2003

                                                                       Pretax
                                      Number of   Fair    Amortized  Unrealized
                                      Positions   Value      Cost       Loss
                                      ---------  -------  ---------  ----------
Investment grade
   6 Months or less .................        51  $ 289.1  $   296.0  $     (6.9)
   7 through 12 months ..............         9     50.3       53.6        (3.3)
   13 through 24 months .............         6     33.7       36.1        (2.4)
   25 through 36 months .............         1      7.8        8.4        (0.6)
   37 through 48 months .............        --       --         --          --
   Greater than 48 months ...........         2      4.7        5.0        (0.3)
                                      ---------  -------  ---------  ----------
      Total .........................        69  $ 385.6  $   399.1  $    (13.5)
                                      =========  =======  =========  ==========
Non-investment grade
   6 Months or less .................        27  $  27.9  $    28.4  $     (0.5)
   7 through 12 months ..............        --       --         --          --
   13 through 24 months .............        --       --         --          --
   25 through 36 months .............         1      5.5        6.1        (0.6)
   37 through 48 months .............        --       --         --          --
   Greater than 48 months ...........         2     11.8       13.0        (1.2)
                                      ---------  -------  ---------  ----------
      Total .........................        30  $  45.2  $    47.5  $     (2.3)
                                      =========  =======  =========  ==========
Not rated
      Total, all 13 through 24 months         6  $   2.6  $     2.6           *
                                      =========  =======  =========  ==========

         Grand total ................       105  $ 433.4  $   449.2  $    (15.8)
                                      =========  =======  =========  ==========

----------
*    Less than $0.1 million

     Of the securities with unrealized losses, no issuers had pretax unrealized losses greater than $2 million and securities of only one issuer were trading below 80% of book value at September 30, 2003. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2003 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at September 30, 2003. Future changes in circumstances related to these securities could require subsequent impairment of their value.

     Historically, the Company's investment guidelines limited single corporate issuer exposure to 1% of invested assets. Effective in the third quarter of 2002, the Company revised its guidelines to limit the single corporate issuer exposure to 4.0% (after tax) of shareholders' equity for "AA" or "AAA" rated securities, 2.5% (after tax) of shareholders' equity for "A" rated securities, 2.0% (after tax) of shareholders' equity for "BBB" rated securities, and 1.0% (after tax) of shareholders' equity for non-investment grade securities. Additional sub-sector limitations were also developed as part of the revised guidelines. The change in the investment guidelines was immediately effective for new purchases of securities. It is anticipated that the existing portfolio will be brought into substantial compliance with the new guidelines by the end of 2003.

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

   Benefits, Claims and Settlement Expenses

                                      Nine Months Ended        Growth Over
                                         September 30,         Prior Year
                                      ------------------  ---------------------
                                        2003      2002     Percent      Amount
                                      --------  --------  ---------    --------
Property and casualty..............   $  353.0  $  305.7       15.5%   $   47.3
Annuity............................        0.7       1.9      -63.2%       (1.2)
Life...............................       34.9      30.6       14.1%        4.3
                                      --------  --------               --------
   Total...........................   $  388.6  $  338.2       14.9%   $   50.4
                                      ========  ========               ========
Property and casualty
 statutory loss ratio (1):
   Before catastrophe losses.......       84.0%     78.0%                   6.0%
   After catastrophe losses........       88.8%     79.6%                   9.2%
   Impact of litigation charges (2)         --       0.4%                  -0.4%

----------
(1)  For additional information, see footnote (2) to the table under "Net
     Income."
(2) Under statutory accounting practices, the $1.6 million litigation charge is reflected in property and casualty claims and settlement expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as litigation charges in the Corporate and Other segment.

     For the first nine months of 2003, the voluntary automobile statutory loss ratio increased compared to the first nine months of 2002 primarily reflecting adverse development of prior years' reserves and strengthening of reserves for the current accident year, as described below. The Company's benefits, claims and settlement expenses also reflected underlying improvement in the homeowners statutory loss ratio as a result of loss containment initiatives and the favorable impact of rate increases on earned premiums which was offset by an increase in catastrophe and other weather-related losses.

     Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $43.8 million for the first nine months of 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years, compared to adverse reserve development of $8.6 million in the prior year which was primarily related to loss adjustment expense and educator excess professional liability reserves and also included $1.6 million due to a provision for the costs of resolving class action lawsuits related to diminished value brought against the Company. Total reserves for property and casualty claims occurring in prior years, including involuntary business, were strengthened $44.3 million in the current year compared to strengthening of $8.8 million for the nine months ended September 30, 2002. The Company's property and casualty reserves were $308 million and $273 million at September 30, 2003 and 2002, respectively, net of anticipated reinsurance recoverables.

     Over the 18 months ended September 30, 2003, the Company made changes in its property and casualty claims function including hiring of new management and claim adjusters (new hires represented 175 of the Company's 300 claims employees at September 30, 2003), implementing improved processes and consolidating the previous 17 branch offices into 6 regional claims offices, which began in late-November 2002 and was completed in the first quarter of 2003. Installation and implementation of the new claims administration system, including related process changes, occurred in the third quarter of 2003 in the first claims office with the remaining five offices planned for the last quarter of 2003 and the first half of 2004.

     As part of the claims redesign effort, open claim files are being reviewed by the new team, including a reassessment of reserves on older cases. In the first half of 2003, these reassessments resulted in a re-estimated ultimate liability for claims from accident years 2001, 2000 and 1999 and prior that was higher than the amount previously established. The high level of property and casualty paid and case reserve activity on older bodily injury claims that was observed in the second quarter of 2003 continued in the third quarter -- across all prior accident years -- as the Company's new claims organization intensified their efforts to bring older claims files up to date. Furthermore, the acceleration of claim disposition rates extended into the third quarter, as the new organization also moved to reduce the backlog of older claims and handle current claims on a timely basis. These actions resulted in a continuation in the third quarter of the high level of adverse reserve development experienced in the second quarter of 2003.

     While the Company has begun to realize improvements in its claims handling process and is confident in the ultimate benefits to be gained from the redesign of its claims operation, those benefits have not been realized as quickly as the Company had originally anticipated. In addition, the estimation of claims costs, settlement rates and severity has been complicated in recent quarters due to the degree of change involved. As a result of these factors, and in light of the pattern of adverse prior years' reserve development observed over the last five quarters, the Company's management has retained independent property and casualty actuarial and claims consultants from Deloitte & Touche LLP to conduct a review of the Company's claims operations and reserving processes. This review is in addition to the Company's regularly scheduled independent reserve studies. This review will include an evaluation of claim files and claim handling processes and procedures (including case reserving and establishment of supplemental and IBNR reserves) and will help management understand the continuing adverse reserve development as well as provide perspective on future expectations and reserving implications. Completion of this independent review is targeted for January 2004. While further adjustments to the Company's reserves may be necessary based on this study, the September 30, 2003 held reserves of $308 million were established toward what management, and its independent advisors, believe to be the high end of a reasonable range. In addition to the adverse development of prior years' reserves, the Company's September 30, 2003 held reserves also reflected strengthening of current accident year reserves by approximately $8 million in the third quarter.

     The following table quantifies the amount of first quarter 2003, second quarter 2003 and third quarter 2003 adverse/(favorable) development for each line of business and the accident years to which the re-estimates relate:

                                                                       Other
                                           Voluntary       Total     Property &
                                 Total     Automobile    Property     Casualty
                               ---------   ----------   ----------   ----------
Three months ended
   March 31, 2003
----------------------------
Accident Years:
   2002 ....................   $     0.8   $      1.1   $     (0.9)  $      0.6
   2001 ....................         1.4          1.7          0.6         (0.9)
   2000 & Prior ............         2.1          2.8         (0.1)        (0.6)
                               ---------   ----------   ----------   ----------
      Total ................   $     4.3   $      5.6   $     (0.4)  $     (0.9)
                               =========   ==========   ==========   ==========
Three months ended
   June 30, 2003
----------------------------
Accident Years:
   2002 ....................   $     5.8   $      6.4   $     (0.6)  $       --
   2001 ....................         0.7          1.0         (0.3)          --
   2000 & Prior ............         3.4          2.8          0.2          0.4
                               ---------   ----------   ----------   ----------
      Total ................   $     9.9   $     10.2   $     (0.7)  $      0.4
                               =========   ==========   ==========   ==========
Three months ended
September 30, 2003
----------------------------
Accident Years:
   2002 ....................   $    12.9   $     10.7   $      1.3   $      0.9
   2001 ....................         8.8          9.0          0.2         (0.4)
   2000 & Prior ............         8.4          7.7          0.1          0.6
                               ---------   ----------   ----------   ----------
      Total ................   $    30.1   $     27.4   $      1.6   $      1.1
                               =========   ==========   ==========   ==========

     For the first nine months of 2003, incurred catastrophe losses for all lines were $19.2 million compared to $6.0 million for the same period in the prior year, with the increase generating approximately 5 percentage points of the increase in the property and casualty statutory loss ratio. Claims from Hurricane Isabel, primarily in the homeowners line, represented $4.0 million of the losses and occurred in the third quarter of 2003. In addition to the catastrophes, widespread severe weather primarily in the second quarter of 2003 resulted in an increase in non-catastrophe weather-related losses, which generated approximately 1 percentage point of the increase in the property and casualty statutory loss ratio.

     Including the higher level of weather-related losses, the property statutory loss ratio of 87.7% for the first nine months of 2003 increased 3.9 percentage points compared to the same period in 2002. Higher catastrophe losses in the current period accounted for a 10.2 percentage point increase in the loss ratio compared to the prior year while non-catastrophe weather losses increased the ratio by approximately 3 percentage points. These adverse impacts were partially offset by an increase in average premium per policy and loss containment initiatives.

     The voluntary automobile statutory loss ratio was 88.5% for the first nine months of 2003 compared to 76.8% for the same period last year. The statutory loss ratio in the current period included 14.8 percentage points due to adverse development of prior years' reserves compared to an impact of 1.9 percentage points a year earlier.

     The annuity benefits in the first nine months of 2003 and 2002 reflected mortality charges for annuity contracts on payout status. In addition, annuity benefits in both years included changes in the GMDB reserve on variable annuity contracts due to fluctuations in the financial markets. For the first nine months of 2003, the GMDB reserve decreased $0.3 million, while the reserve increased $0.7 million in the first nine months of 2002.

     Life mortality costs in the current period increased slightly compared to a year earlier, however they continue to be within an expected range.

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

     The Company is in the process of identifying and correcting any related deficiencies in the testing procedures and quantifying any potential exposure associated with IRC Section 7702A (Modified Endowment Contracts). The Company recorded $0.8 million of operating expense in the Corporate and Other segment in the second quarter of 2003 which represents its current best estimate of the costs to the Company to complete this correction and assessment process. By the end of 2004, the Company expects to determine if any IRS filings are required under Section 7702A.

   Interest Credited to Policyholders

                                 Nine Months Ended         Growth Over
                                   September 30,            Prior Year
                                -------------------   ----------------------
                                  2003       2002      Percent       Amount
                                --------   --------   ---------    ---------

Annuity ....................    $   53.2   $   50.8         4.7%   $     2.4
Life .......................        23.6       22.3         5.8%         1.3
                                --------   --------   ---------    ---------
   Total ...................    $   76.8   $   73.1         5.1%   $     3.7
                                ========   ========   =========    =========

     The increase in annuity segment interest credited reflected an 8.9% increase in average accumulated fixed deposits, partially offset by a decline in the average annual interest rate credited of 21 basis points compared to the first nine months of 2002. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

   Operating Expenses

     For the first nine months of 2003, operating expenses increased $2.9 million, or 3.0%, compared to the prior year. The current period included an increase in investments in technology and property and casualty underwriting initiatives.

     In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, were $6.2 million in 2002 and are currently estimated to be approximately $5.5 million for 2003. These costs are largely as a result of settlement accounting provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions, and the impact of declines in the market value of the pension plan's assets.

     The Company's policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believed to be appropriate in light of the current volatility in the financial markets. In September 2003, the Company contributed $8.8 million to the defined benefit pension plan, with the entire amount being in excess of the required minimum amount based on assumptions at the time of this Report on Form 10-Q. All defined benefit pension plan investments have been set aside in a trust fund.

     The property and casualty statutory expense ratio of 22.7% for the nine months ended September 30, 2003 was 1 percentage point lower than the same period a year earlier primarily as a result of the non-recurring charge related to the restructure of the property and casualty claims operation which represented 1.1 percentage points of the expense ratio in 2002.

   Amortization of Policy Acquisition Expenses and Intangible Assets

     For the first nine months of 2003, the combined amortization of policy acquisition expenses and intangible assets was $55.1 million compared to $50.4 million recorded for the same period in 2002.

     Amortization of intangible assets was $4.8 million for the nine months ended September 30, 2003 compared to $4.6 million for the same period in 2002. The valuations of annuity value of business acquired in the 1989 acquisition of the Company ("Annuity VIF") resulted in increases in amortization of $0.8 million and $0.4 million for the nine months ended September 30, 2003 and 2002, respectively.

     Policy acquisition expenses amortized for the nine months ended September 30, 2003 of $50.3 million were $4.5 million more than the prior year, primarily related to the property and casualty segment. Over the past 12 months, this segment has experienced accelerated growth in new business and the acquisition cost amortization period matches the terms of the insurance policies (six and twelve months). The increase in amortization for the property and casualty segment was partially offset by a $0.3 million decrease in amortization for the annuity and life segments combined, primarily as a result of the current year valuation compared to the impact of the 2002 valuation. For the annuity segment, the current year valuation decreased amortization $1.2 million compared to an increase of $0.8 million in 2002. The current year valuation had no year-to-date impact on amortization for the life segment compared to a decrease of $0.9 million in the prior year.

   Income Tax Expense

     The effective income tax rate on the Company's pretax loss, including realized investment gains and losses, was a tax of 46.4% for the nine months ended September 30, 2003 compared to a benefit of 79.6% a year earlier. In the third quarter of 2003, the Company revised its estimated 2003 annual effective income tax rate on income before realized investment gains and losses to approximately 3% compared to the prior estimate of 26%, reflecting the property and casualty net loss recorded in the current period.

     Income from investments in tax-advantaged securities reduced the effective income tax rate 132.4 and 24.4 percentage points for the nine months ended September 30, 2003 and 2002, respectively. While the amount of income from tax-advantaged securities in the current year increased somewhat compared to the prior year, the reduced level of income before income taxes in the current period resulted in this having a more significant impact on the effective income tax rate.

   Net Income

     For the first nine months of 2003, the Company reported a net loss of $4.1 million, or $0.10 per share, compared to a net loss of $2.2 million, or $0.05 per share, for the first nine months of 2002. In the current period, the net loss was driven by adverse development and strengthening of property and casualty reserves. Realized investment losses, primarily related to fixed income securities of companies in the communications sector, significantly impacted the nine month net loss in 2002.

     For the nine months ended September 30, 2003, net income was unfavorably affected by adverse development of property and casualty prior years' reserves, which resulted in a pretax charge of $44.3 million for the nine months, $30.1 million of which was recorded in the third quarter. Net income comparisons to the prior year were also negatively impacted by severe weather experienced in the current period and by lower interest rates and decreases in investment income related to investment credit issues experienced in 2002. These negative prior year comparisons were partially offset by the impact of property and casualty rate increases, underwriting initiatives and the Company's restructuring of its Massachusetts automobile business.

     Net income (loss) by segment and net income (loss) per share were as follows:

                                          Nine Months Ended      Growth Over
                                            September 30,         Prior Year
                                         -------------------  -----------------
                                           2003       2002    Percent   Amount
                                         --------   --------  -------   -------
Net income (loss)
   Property & casualty
   Before catastrophe losses ..........  $   (7.6)  $   20.0            $ (27.6)
   Catastrophe losses, after tax ......     (12.4)      (3.9)              (8.5)
                                         --------   --------            -------
      Total including catastrophe
       losses .........................     (20.0)      16.1              (36.1)
   Annuity ............................       8.7       12.3    -29.3%     (3.6)
   Life ...............................       9.6       13.5    -28.9%     (3.9)
   Corporate and other (1) ............      (2.4)     (44.1)              41.7
                                         --------   --------            -------
      Total ...........................  $   (4.1)  $   (2.2)           $  (1.9)
                                         ========   ========            =======
Net income (loss) per share, diluted...  $  (0.10)  $  (0.05)           $ (0.05)
                                         ========   ========            =======
Property and casualty
 statutory combined ratio (2):
   Before catastrophe losses ..........     106.7%     101.7%               5.0%
   After catastrophe losses ...........     111.5%     103.3%               8.2%
   Expense ratio impact of
    restructuring charges (3) .........        --        1.1%              -1.1%
   Loss ratio impact of
    litigation charges (4) ............        --        0.4%              -0.4%

----------
(1) The Corporate and Other segment includes interest expense on debt, realized investment gains and losses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management's evaluation of the results of those segments.
(2) Consistent with management's evaluation of the property and casualty operations, the combined ratio, which is the sum of the loss ratio and the expense ratio, is computed based on financial information prepared in accordance with statutory accounting principles and as reported to state insurance departments. Expenses are divided by net written premiums. Statutory expenses differ from GAAP expenses primarily with regard to policy acquisition costs, which are not deferred and amortized for statutory purposes, but rather recognized as incurred. The sum of losses and loss adjustment expenses incurred is divided by net earned premiums. Property and casualty statutory net written premiums and net earned premiums differ from the comparable GAAP amounts primarily with regard to the classification of certain service fees and escrowed amounts.
(3) Under statutory accounting practices, the $4.2 million restructuring charge is reflected in property and casualty operating expenses. On a GAAP basis, this item is reported separately in the Statement of Operations as restructuring charges in the Corporate and Other segment.
(4)  See footnote (2) on page 25.

     As discussed above, adverse development of prior years' reserves, strengthening of reserves for the current accident year and severe weather were the primary drivers of the decrease in property and casualty net income for the first nine months of 2003 compared to a year earlier. The Company is continuing to approach the pricing and underwriting of its property and casualty products aggressively to accelerate margin recovery.

     The property and casualty statutory combined ratio increased 8.2 percentage points compared to the first nine months of 2002. Adverse development of prior years' reserves represented 11.1 percentage points of the statutory combined ratio in the current period compared to 2.3 percentage points in the prior year, an increase of 8.8 percentage points. In addition, severe weather resulted in increases in the combined ratio of 3.2 percentage points related to catastrophe losses and approximately 1 percentage point related to non-catastrophe weather-related losses.

     Annuity segment net income in the first nine months of 2003 decreased $3.6 million compared to the prior year. Annuity segment net income in 2002 benefited from a reduction in federal income taxes, due to an updated estimate of the 2002 tax rate. On a pretax basis, income decreased $3.7 million compared to the first nine months of 2002. Current year income was adversely impacted by a reduction in the pretax net interest margin of $5.5 million, reflecting lower investment income due to lower interest rates and investment credit issues in 2002. In addition, as discussed above, valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at September 30, 2003 resulted in a slight reduction in amortization compared to a $1.2 million increase resulting from similar valuations a year earlier. A decrease in the GMDB reserves increased current year pretax income by $0.3 million compared to a decrease in pretax income of $0.7 million a year earlier. For the third quarter of 2003, fee income related to variable annuity deposits increased $0.4 million compared to the prior year due primarily to favorable equity market performance over the second and third quarters. On a year-to-date basis, fee income was slightly below the nine months ended September 30, 2002.

     Life segment net income decreased $3.9 million compared to the first nine months of 2002, reflecting a decline in investment income and an increase in mortality costs. Valuation of life segment deferred acquisition costs at September 30, 2003 resulted in no change in amortization for the nine months. In the prior year, a similar valuation resulted in a reduction in amortization of $0.9 million pretax.

     The decrease in the net loss for the Corporate and Other segment compared to last year primarily reflected the significant reduction in realized investment losses, including impairment charges, compared to the first nine months of 2002. Interest expense on the Company's outstanding debt decreased compared to the prior year, reflecting refinancing transactions completed in the last eight months of 2002.

     In May and September 2002, the Company used a portion of the proceeds from the sale of its Convertible Notes to repay the balance outstanding under the previous Bank Credit Agreement and repurchase $61.2 million of its outstanding Senior Notes and $40.0 million aggregate principal amount, $19.0 million carrying value, of its outstanding Senior Convertible Notes. The debt retirement resulted in a pretax charge of $1.5 million for the nine months. In June 2002, the Company recorded a pretax charge of $1.6 million to income, representing the Company's best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. In addition, in the third quarter of 2002 the Company recorded a pretax charge of $4.2 million due to restructuring of its property and casualty claim operations. These three charges were reflected in the Corporate and Other net loss for the nine months ended September 30, 2002.

     Return on shareholders' equity based on net income was 2% for the 12 months ended September 30, 2003.

     At the time of this Quarterly Report on Form 10-Q, management anticipates that 2003 full year net income before realized investment gains and losses will be within a range of $0.30 to $0.40 per share assuming a normal level of catastrophe and weather-related losses in the fourth quarter and before any property and casualty reserve actions which may be identified by the Deloitte & Touche review. Management is assessing the impact of claims from the recent California wildfires and at the time of this Quarterly Report on Form 10-Q has not yet completed that analysis. Compared to the anticipated results disclosed in the Company's 2002 Annual Report on Form 10-K, this projection reflects the adverse development of property and casualty prior years' reserves and current year reserve strengthening, the increased level of catastrophe losses recorded in the second and third quarters and lower investment income. Compared to 2002 results, this projection includes an approximate $0.09 reduction in per share net income as a result of the Company's capital transactions completed in the fourth quarter of 2002. In addition, this projection reflects management's anticipation of improvement in the underlying (current accident year) property and casualty statutory combined ratio, mitigated by the pressure on investment income and compression in the Company's annuity margins. As described in "Critical Accounting Policies," certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income. At the time of this Quarterly Report on Form 10-Q, any other reconciling items to net income are assumed to be limited to the $0.4 million favorable pretax adjustment to restructuring charges which was recorded in the third quarter of 2003.

Liquidity and Financial Resources

   Special Purpose Entities

     At September 30, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

   Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 30% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2003, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC's third largest shareholder with 8% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2003, is the investment advisor for two of the mutual funds offered to the Company's annuity customers.

   Investments

     The Company's investment strategy emphasizes investment grade, publicly traded fixed income securities. At September 30, 2003, fixed income securities represented 95.5% of investments excluding the securities lending collateral. Of the fixed income investment portfolio, 94.2% was investment grade and 99.9% was publicly traded. The average quality of the total fixed income portfolio was A+ at September 30, 2003.

     The duration of the investment portfolio is managed to provide cash flow to satisfy policyholder liabilities as they become due. The average option adjusted duration of total investments was 5.8 years at September 30, 2003 and 4.8 years at December 31, 2002. The Company has included in its annuity products substantial surrender penalties to reduce the likelihood of unexpected increases in policy or contract surrenders. All annuities issued since 1982, and approximately 79% of all outstanding fixed annuity accumulated cash values, are subject in most cases to substantial early withdrawal penalties.

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

     Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2003, net cash provided by operating activities was comparable to the prior year.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2003 without prior approval are approximately $43 million, of which none had been paid as of September 30, 2003. The insurance subsidiaries paid dividends of $11 million to HMEC in October 2003. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

     For the nine months ended September 30, 2003, receipts from annuity contracts increased 11.6%. Annuity contract maturities and withdrawals decreased $60.7 million, or 45.8%, compared to the same period last year. Cash value retentions for variable and fixed annuity options were 92.4% and 94.9%, respectively, for the 12 month period ended September 30, 2003. Net transfers to variable annuity accumulated cash values increased $52.0 million compared to the same period last year.

     Contractual Obligations

                                                   Payments Due By Period
                                                  As of December 31, 2002
                                     ------------------------------------------------
                                                                               More
                                                          1 - 3     3 - 5      Than
                                                 Less     Years     Years    5 Years
                                                 Than     (2004     (2006     (2008
                                                1 Year     and       and       and
                                       Total    (2003)    2005)     2007)     beyond)
                                     --------   ------   -------   -------   --------
Long-Term Debt Obligations (1):
   Convertible Notes Due 2032 .....  $  260.2   $  3.5   $   7.0   $   5.2   $  244.5
   Senior Notes Due 2006 ..........      35.2      1.9       3.8      29.5         --
                                     --------   ------   -------   -------   --------
      Total .......................  $  295.4   $  5.4   $  10.8   $  34.7   $  244.5
                                     ========   ======   =======   =======   ========

----------

<F1>
(1)  Includes principal and interest.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $6 million for the nine months ended September 30, 2003 and 2002. It is anticipated that the Company's payments under operating leases for the full year 2003 will be comparable to payments in 2002 of approximately $8 million. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

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

     The total capital of the Company was $677.5 million at September 30, 2003, including $144.7 million of long-term debt and no short-term debt outstanding. Total debt represented 25.2% of capital excluding unrealized investment gains and losses (21.4% including unrealized investment gains and losses) at September 30, 2003, consistent with the Company's long-term target of 25%.

     Shareholders' equity was $532.8 million at September 30, 2003, including a net unrealized gain in the Company's investment portfolio of $102.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $619.9 million and $14.51, respectively, at September 30, 2003. Book value per share was $12.47 at September 30, 2003, $10.07 excluding investment fair value adjustments.

     On May 14, 2002, the Company issued $353.5 million aggregate principal amount of 1.425% senior convertible notes due in 2032 ("Convertible Notes") at a discount of 52.5% resulting in an effective yield of 3.0%. The Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the United States of America ("U.S.") to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Convertible Notes was declared effective on November 4, 2002. Prior to December 31, 2002, the Company repurchased $109.0 million aggregate principal amount, $51.8 million carrying value, of the outstanding Convertible Notes. At September 30, 2003, $244.5 million aggregate principal amount, $116.1 million carrying value, of the Convertible Notes were outstanding. The Convertible Notes are traded in the open market (HMN 1.425). Also see "Financial Ratings".

     In January 1996, the Company issued $100.0 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. In 2002, the Company repurchased $71.4 million aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Convertible Notes. At September 30, 2003, $28.6 million aggregate principal amount of Senior Notes were outstanding. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8). Also see "Financial Ratings".

     As of September 30, 2003 and December 31, 2002, the Company had no amounts outstanding under its Bank Credit Agreement. The Bank Credit Agreement provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Bank Credit Facility"). The Bank Credit Facility expires on May 31,

2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.20% on an annual basis at September 30, 2003.

     The Company's ratio of earnings to fixed charges for the nine months ended September 30, 2003 was 0.4x, reflecting the impact of $44.3 million of pretax adverse development of prior years' property and casualty reserves recorded during the period, compared to 0x for the same period last year, reflecting the impact of $51.9 million of pretax realized investment losses recognized in the same period in 2002.

     Total shareholder dividends were $13.5 million for the nine months ended September 30, 2003. In February 2003, May 2003 and August 2003, the Board of Directors announced regular quarterly dividends of $0.105 per share.

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

   Financial Ratings

     Complete descriptions of the Company's Insurance Financial Ratings are contained in the Company's Annual Report on Form 10-K for 2002 within "Business--Insurance Financial Ratings," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Resources--Capital Resources" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Resources--Insurance Financial Ratings."

     In October 2003, Fitch Ratings, Ltd. ("Fitch") lowered by one notch the insurance financial strength and senior debt ratings of Horace Mann Educators Corporation. The financial strength ratings of the Company's insurance subsidiaries were lowered to "A+" from "AA-" and the senior debt ratings were lowered to "BBB+" from "A-". The outlook for each of the ratings is Stable.

     Fitch indicated that the rating action reflects their belief that it will be difficult for Horace Mann's property and casualty operations to return to the significantly better than industry average underwriting performance that had historically been achieved. Additionally, Fitch believes that life and annuity earnings and surplus growth will be below historical levels due to spread compression on the fixed annuity products and lower levels of separate account assets under management. Fitch also indicated that the ratings continue to be supported by the Company's strong risk based capitalization, well defined market niche in the educator market, strong reinsurance protection and a high quality, liquid investment portfolio. Fitch noted that the Company continues to have an advantageous position in the educator marketplace and reasonable business strategies for profitable growth.

     On October 27, 2003, the Company pre-announced the third quarter 2003 adverse development and strengthening of property and casualty reserves and the related impact on net income for the third quarter of 2003. Following this announcement, Standard & Poor's Corporation ("S&P") placed the Company's "BBB+" debt ratings and "A+" financial strength ratings on

CreditWatch with negative implications. Moody's Investors Service, Inc. ("Moody's") also placed the Company's "Baa2" debt ratings and "A2" insurance financial strength ratings on review for possible downgrade. Both rating agencies noted that they will review and update their analyses of the Company's property and casualty reserve adequacy and development trends, as well as prospective earnings, interest coverage, capitalization levels and spread compression on the Company's annuity business.

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

Information Systems Risk

     The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, over the past three years the Company has enhanced its existing systems and technology infrastructure and begun installing new systems, including a new general ledger and financial reporting system which was implemented in the second quarter of 2003. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks on a timely basis.

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

Recent Accounting Changes

     SOP 03-1

     In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts." This SOP is effective for fiscal years beginning after December 15, 2003. The new rules change accounting for separate accounts and sales inducements and change the liability model by expanding the definition of "account balance" and addressing annuitization guarantees and minimum guaranteed death benefits. The adoption of this SOP is currently not expected to have a material impact on the Company's operating results or financial position.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Quarterly Report on Form 10-Q.

Item 4: Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 13a-15 and15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company's disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 6: Exhibits and Reports on Form 8-K

Exhibit
No.                           Description
-------                       -----------

(a)       The following items are filed as Exhibits.
          (11) Statement re computation of per share earnings.
          (15) KPMG LLP letter regarding unaudited interim financial information.
          (31) Certification pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.
               31.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
               31.2  Certification by Peter H. Heckman, Chief Financial
                     Officer of HMEC.
          (32) Certification pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
               32.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
               32.2  Certification by Peter H. Heckman, Chief Financial
                     Officer of HMEC.
(b) During the third quarter of 2003, HMEC filed two Current Reports on Form 8-K with the SEC as follows:
          1. Dated July 28, 2003, regarding the Company's press release regarding guidance on financial results for the year ended December 31 2003, containing an Item 9 Regulation FD Disclosure and an Item 7 Financial Statements and Exhibits.
          2. Dated August 4, 2003, regarding the Company's press release reporting its financial results for the three and six month periods ended June 30, 2003, containing an Item 12 Disclosure of Results of Operations and Financial Condition and an Item 7 Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORACE MANN EDUCATORS CORPORATION
                                            (Registrant)


Date         November 12, 2003                   /s/ Louis G. Lower II
     ---------------------------------    --------------------------------------
                                          Louis G. Lower II
                                           President and Chief Executive Officer


Date         November 12, 2003                   /s/ Peter H. Heckman
     ---------------------------------    --------------------------------------
                                          Peter H. Heckman
                                           Executive Vice President
                                           and Chief Financial Officer


Date         November 12, 2003                   /s/ Bret A. Conklin
     ---------------------------------    --------------------------------------
                                          Bret A. Conklin
                                           Senior Vice President
                                           and Controller

================================================================================


                        HORACE MANN EDUCATORS CORPORATION


                                    EXHIBITS


                                       To


                                    FORM 10-Q


                    For the Quarter Ended September 30, 2003


                                  VOLUME 1 OF 1


================================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. Management contracts and compensatory plans are indicated by an asterisk(*).

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