Form 10-K
period 2003-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2004-03-15
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from________to________

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

Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
        Title of each class                                which registered
----------------------------------------             ---------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Act).
Yes  [X]   No  [_]

     The aggregate market values of the voting Common Stock held by non-affiliates of the registrant based on the closing prices of the Company's Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2003 and February 27, 2004 were $689.1 million and $646.8 million, respectively.

     As of February 27, 2004, 42,722,701 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and
Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2003

                                      INDEX

Part  Item                                                                  Page
----  ----                                                                  ----

  I    1.   Business......................................................     1
            Forward-looking Information...................................     1
            Overview and Available Information............................     1
            History.......................................................     2
            Selected Historical Consolidated Financial Data...............     3
            Corporate Strategy and Marketing..............................     4
            Property and Casualty Segment.................................     6
            Annuity Segment...............................................    12
            Life Segment..................................................    13
            Investments...................................................    14
            Cash Flow.....................................................    16
            Competition...................................................    17
            Regulation....................................................    17
            Employees.....................................................    19
       2.   Properties....................................................    19
       3.   Legal Proceedings.............................................    19
       4.   Submission of Matters to a Vote of Security Holders...........    19

 II    5.   Market for Registrant's Common Equity and
             Related Stockholder Matters..................................    20
       6.   Selected Financial Data.......................................    20
       7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    20
       7A.  Quantitative and Qualitative Disclosures About Market Risk....    20
       8.   Consolidated Financial Statements and Supplementary Data......    21
       9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................    21
       9A.  Controls and Procedures.......................................    21

 III   10.  Directors and Executive Officers of the Registrant............    21
       11.  Executive Compensation........................................    21
       12.  Security Ownership of Certain Beneficial Owners and
             Management...................................................    21
       13.  Certain Relationships and Related Transactions................    21
       14.  Principal Accounting Fees and Services........................    22

 IV    15.  Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.....................................................    22

       Signatures.........................................................    27
       Index to Financial Information.....................................   F-1

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

Overview and Available Information

     Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company" or "Horace Mann") is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities in the United States of America ("U.S."). HMEC's principal insurance subsidiaries are Horace Mann Insurance Company ("HMIC"), Teachers Insurance Company ("TIC") and Horace Mann Life Insurance Company ("HMLIC"), each of which is an Illinois corporation; Horace Mann Property & Casualty Insurance Company ("HMPCIC"), a California domiciled company; and Horace Mann Lloyds ("HM Lloyds"), domiciled in Texas.

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

     The Company markets and services its products primarily through an exclusive sales force of full-time agents employed by the Company and trained to sell multiline products. The Company's agents sell Horace Mann's products and limited additional third-party vendor products authorized by the Company. Many of the Company's agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. Compensation for agents includes an incentive element based upon the profitability of the business they write. This employee agent sales force is supplemented by an independent agent distribution channel for the Company's annuity products.

     The Company's insurance premiums written and contract deposits for the year ended December 31, 2003 were $955.5 million and net income was $19.0 million. The Company's total assets were $5.0 billion at December 31, 2003. The property and casualty segment, whose primary products are private passenger automobile and homeowners insurance, accounted for 57% of the Company's insurance premiums written and contract deposits for the year ended December 31, 2003; the annuity and life insurance segments together accounted for 43% of insurance premiums written and contract deposits for the year ended December 31, 2003 (31% and 12%, respectively).

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

     The Company's investment portfolio had an aggregate fair value of $3.4 billion at December 31, 2003. Investments consist principally of investment grade, publicly traded fixed income securities.

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

History

     The Company's business was founded in Springfield, Illinois, in 1945 by two Illinois school teachers to sell automobile insurance to other teachers within the State of Illinois. The Company expanded its business to other states and broadened its product line to include life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and homeowners insurance in 1965. In November 1991, HMEC completed an initial public offering of its common stock (the "IPO"). The common stock is traded on the New York Stock Exchange under the symbol "HMN."

                 SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the years in the five year period ended December 31, 2003 have been audited by KPMG LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                               Year Ended December 31,
                                                       ------------------------------------------------------------------------
                                                           2003           2002           2001           2000           1999
                                                       ------------   ------------   ------------   ------------   ------------
Statement of Operations Data:                                        (Dollars in millions, except per share data)
   Insurance premiums written and contract
    deposits........................................   $      955.5   $      899.3   $      875.6   $      821.7   $      821.2
   Insurance premiums and contract charges
    earned..........................................          643.5          625.2          615.2          598.7          595.1
   Net investment income............................          184.7          196.0          199.3          192.4          188.3
   Realized investment gains (losses)...............           25.5          (49.4)         (10.0)          (9.9)          (8.0)
   Total revenues...................................          853.7          771.8          804.5          781.2          775.4
   Amortization of intangible assets (1)............            5.0            5.7            5.8            8.8            0.2
   Interest expense.................................            6.3            8.5            9.3           10.2            9.7
   Income before income taxes.......................           19.2            7.7           28.3            9.7           93.4
   Net income (2)...................................           19.0           11.3           25.6           20.8           44.5
   Ratio of earnings to fixed charges (3)...........            4.0x           1.9x           4.0x           2.0x          10.6x
Per Share Data (4):
   Net income:
      Basic.........................................   $       0.44   $       0.28   $       0.63   $       0.51   $       1.08
      Diluted.......................................   $       0.44   $       0.28   $       0.63   $       0.51   $       1.07
   Shares of Common Stock -weighted average:
      Basic.........................................           42.7           40.9           40.6           40.8           41.2
      Diluted.......................................           42.9           41.2           40.9           41.0           41.7
   Shares of Common Stock - ending outstanding......           42.7           42.7           40.7           40.5           41.0
   Cash dividends...................................   $       0.42   $       0.42   $       0.42   $       0.42   $     0.3825
   Book value per share (5).........................   $      12.42   $      12.39   $      11.27   $      10.56   $       9.75
Balance Sheet Data, at Year End:
   Total investments................................   $    3,385.7   $    3,130.6   $    2,975.7   $    2,912.3   $    2,630.2
   Total assets.....................................        4,973.0        4,512.3        4,489.0        4,420.6        4,253.8
   Total policy liabilities.........................        2,824.2        2,626.8        2,475.6        2,362.3        2,341.3
   Short-term debt..................................           25.0             --           53.0           49.0           49.0
   Long-term debt...................................          144.7          144.7           99.8           99.7           99.7
   Total shareholders' equity.......................          530.5          528.8          459.2          428.0          400.1
Segment Information (6):
   Insurance premiums written and contract deposits
      Property and casualty.........................   $      546.5   $      524.9   $      519.3   $      493.5   $      495.1
      Annuity.......................................          296.6          261.5          239.1          206.4          205.7
      Life..........................................          112.4          112.9          117.2          121.8          120.4
         Total......................................          955.5          899.3          875.6          821.7          821.2
   Net income
      Property and casualty.........................   $      (17.8)  $       19.9   $        5.2   $        8.9   $       39.5
      Annuity.......................................           14.4           17.0           20.6           19.3           27.3
      Life..........................................           13.4           18.9           18.7           12.9           14.6
      Corporate and other (2) (7)...................            9.0          (44.5)         (18.9)         (20.3)         (36.9)
         Total......................................           19.0           11.3           25.6           20.8           44.5

----------
(1) Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of HMPCIC. Effective January 1, 2002, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets." Under FAS No. 142, goodwill amortization ceases and the goodwill is annually tested for impairment. Goodwill amortization was $1.6 million in each of the years ended December 31, 2001, 2000 and 1999.
(2) 1999 includes a charge of $20.0 million to record an additional federal income tax provision representing the Company's maximum exposure for disputed prior years' taxes (for tax years 1994 through 1997). 2000 includes a benefit of $8.7 million from resolution of tax years 1994 through 1996. 2001 includes a benefit of $1.3 million from resolution of tax year 1997.
(3) For the purpose of determining the ratio of earnings to fixed charges, "earnings" consist of income before income taxes and interest expense (including amortization of debt issuance cost), and "fixed charges" consist of interest expense (including amortization of debt issuance cost).
(4) Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company's common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units and warrants prior to their repurchase in 1999.
(5) Due to the adoption by the Company on January 1, 1994 of FAS No. 115, total shareholders' equity included an increase, net of taxes, of $81.6 million, $80.6 million and $26.3 million at December 31, 2003, 2002 and 2001 and a decrease, net of taxes, of $4.0 million and $40.0 million at December 31, 2000 and 1999, respectively. Excluding the FAS 115 fair value accounting for investments, book value per share was $10.51, $10.50, $10.62, $10.66 and $10.73 at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.
(6) Information regarding assets by segment at December 31, 2003, 2002 and 2001 is contained in the Company's Notes to Financial Statements listed on page F-1 of this report.
(7) The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges, provision for prior years' taxes and certain public company expenses.

Corporate Strategy and Marketing

     The Horace Mann Value Proposition

     The Horace Mann Value Proposition articulates the Company's overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

     Target Market

     Management believes that Horace Mann is the largest national multiline insurance company focused on the nation's educators as its primary market. The Company's target market consists of educators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 3.5 million elementary and secondary teachers in public and private schools in the U.S. The Company also markets its products to other education-related customers, including school administrators, education support personnel, private school teachers, community college personnel, and customer referrals.

     Exclusive Agency Force

     A cornerstone of the Company's marketing strategy is its exclusive sales force of full-time employee agents trained to sell multiline products. As of December 31, 2003, the Company employed 888 full-time agents, approximately 70% of which are licensed by the NASD to sell variable annuities. Many of the Company's agents were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company's agents are under contract to market only the Company's products and limited additional third-party vendor products authorized by the Company. Collectively, the Company's principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

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

     As an example of the potential for this initiative, in January 2002 the Company announced that it had been selected as one of four providers of fixed and variable annuity options to Chicago, Illinois public school employees. The Chicago Public Schools is the third-largest school district in the U.S. Beginning in April 2002, the Company is partnering with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster growth in its annuity business. At December 31, 2003, there were 465 independent agents approved to market the Company's annuity products throughout the U.S. During 2003, collected contract deposits from this distribution channel were approximately $42 million.

     Geographic Composition of Business

     The Company's business is geographically diversified. For the year ended December 31, 2003, based on direct insurance premiums earned and contract deposits for all product lines, the top five states and their portion of total premiums were North Carolina, 7.8%; Illinois, 5.9%; Florida, 5.7%; Minnesota, 5.4%; and California, 5.2%.

     HMEC's property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company's top ten property and casualty states based on total direct premiums in 2003:

                  Property and Casualty Segment Top Ten States
                             (Dollars in millions)

                                                        Property and Casualty
                                                               Segment
                                                    ---------------------------
                                                       Direct        Percent
                                                    Premiums (1)     of Total
                                                    ------------   ------------
State
-------------------------------------------------
North Carolina...................................   $       43.4            8.0%
California.......................................           42.2            7.7
Florida..........................................           39.8            7.3
Minnesota........................................           39.3            7.2
Texas............................................           26.5            4.9
Pennsylvania.....................................           23.9            4.4
Michigan.........................................           23.8            4.4
South Carolina...................................           22.1            4.1
Louisiana........................................           22.0            4.0
Maine............................................           17.2            3.2
                                                    ------------   ------------
   Total of top ten states.......................          300.2           55.2
All other areas..................................          243.8           44.8
                                                    ------------   ------------
   Total direct premiums.........................   $      544.0          100.0%
                                                    ============   ============

----------
(1) Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

     HMEC's principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company's top ten combined life and annuity states based on total direct premiums and contract deposits in 2003:

                Combined Life and Annuity Segments Top Ten States
                              (Dollars in millions)

                                                      Direct
                                                     Premiums
                                                    and Contract      Percent
                                                    Deposits (1)     of Total
                                                    ------------   ------------
State
-------------------------------------------------
Illinois.........................................   $       42.2           10.1%
North Carolina...................................           31.4            7.5
Indiana..........................................           23.0            5.5
Virginia.........................................           22.8            5.5
Texas............................................           21.9            5.2
Tennessee........................................           19.3            4.6
Pennsylvania.....................................           16.5            4.0
Florida..........................................           14.6            3.5
South Carolina...................................           14.4            3.4
Louisiana........................................           13.9            3.3
                                                    ------------   ------------
   Total of top ten states.......................          220.0           52.6
All other areas..................................          198.5           47.4
                                                    ------------   ------------
   Total direct premiums.........................   $      418.5          100.0%
                                                    ============   ============

----------
(1)  Determined under statutory accounting principles.

     National, State and Local Education Associations

     The Company has had a long relationship with the National Education Association ("NEA"), the nation's largest confederation of state and local teachers' associations, and many of the state and local education associations affiliated with the NEA. The NEA has approximately 2.7 million members. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management on a regular basis. The NEA and its affiliated state and local associations sponsor various insurance products and services of the Company and its competitors.

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

Property and Casualty Segment

     The property and casualty segment represented 57% of the Company's total insurance premiums written and contract deposits.

     The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2003 represented 41% of the Company's total insurance premiums written and contract deposits and 73% of property and casualty net written premiums. As of December 31, 2003, the Company had approximately 571,000 voluntary automobile policies in force with annual premiums of approximately $393 million. The Company's automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation. The Company has instituted a program in a majority of states to provide non-preferred risk automobile coverage to the educator market, with a third-party vendor underwriting such insurance and the Company receiving a commission on its sale.

     In 2003, homeowners insurance represented 16% of the Company's total insurance premiums written and contract deposits and 27% of property and casualty net written premiums. The Company insures primarily residential homes. As of December 31, 2003, the Company had approximately 279,000 homeowners policies in force with annual premiums of approximately $141 million. As expected, the number of homeowners policies in force decreased in 2003, reflecting initiatives to improve profitability in this product line.

     Educator excess professional liability insurance represented less than 1% of the Company's 2003 property and casualty premiums. See "Business -- Corporate Strategy and Marketing -- National, State and Local Education Associations."

     Selected Historical Financial Information For Property and Casualty Segment

     The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

                          Property and Casualty Segment
                    Selected Historical Financial Information
                              (Dollars in millions)

                                                         Year Ended December 31,
                                                ------------------------------------------
                                                    2003           2002           2001
                                                ------------   ------------   ------------
Statement of Operations Data:
   Insurance premiums written (1)............   $      546.5   $      524.9   $      519.3
   Insurance premiums earned (1).............          533.8          519.6          508.3
   Net investment income.....................           31.9           35.2           37.7
   Income (loss) before income taxes.........          (35.2)          23.8            1.9
   Net income (loss).........................          (17.8)          19.9            5.2
   Catastrophe costs, pretax.................           33.2           11.9           11.2
GAAP Operating Statistics:
   Loss and loss adjustment expense ratio....           88.6%          78.9%          85.2%
   Expense ratio.............................           23.7%          23.0%          21.6%
   Combined loss and expense ratio
    (including policyholder dividends).......          112.3%         101.9%         106.8%
   Combined loss and expense ratio before
    catastrophes (including policyholder
    dividends)...............................          106.1%          99.6%         104.6%
Automobile and Homeowners (Voluntary):
   Insurance premiums written (1)............   $      549.2   $      513.2   $      496.6
   Insurance premiums earned (1).............          534.8          504.3          485.5
   Policies in force (in thousands) (1)......            850            857            888

----------
(1) Effective December 31, 2001, Horace Mann ceased writing automobile insurance policies in Massachusetts. As policies in force on that date expired during the 12 months ended December 31, 2002, the following reductions were recognized in comparison to the year ended December 31, 2001: -$25.5 million insurance premiums written; -$10.8 million insurance premiums earned; -$18.9 million voluntary automobile insurance premiums written; -$8.4 million voluntary automobile insurance premiums earned; and -23 thousand voluntary automobile policies in force. For the year ended December 31, 2002, the following amounts were included in the Company's results and were reduced to zero in 2003: $1.2 million insurance premiums written; $9.9 million voluntary automobile premiums earned; $15.6 million insurance premiums earned.

     Catastrophe Costs

     The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2003 were as follows:

                                Catastrophe Costs
                              (Dollars in millions)

                                                               Property and
                                                     The         Casualty
                                                  Company (1)  Industry (2)
                                                  -----------  ------------
Year Ended December 31,
   2003........................................   $      33.2  $   12,800.0
   2002........................................          11.9       5,900.0
   2001........................................          11.2      28,100.0
   2000........................................          16.2       4,600.0
   1999........................................          19.6       8,300.0
   1998........................................          28.4      10,000.0
   1997........................................           6.2       2,600.0
   1996........................................          20.9       7,300.0
   1995........................................          13.9       8,300.0
   1994........................................          16.2      17,000.0

----------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company's individually significant catastrophe losses net of reinsurance were as follows:
          2003 - $12.0 million, California wildfires; $9.6 million, May hail, tornadoes and wind; $5.0 million, Hurricane Isabel; $2.7 million early April winter storms.
          2002 - $4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
          2001 - $3.7 million, June Midwest wind/hail/tornadoes; $2.3 million
                 April tornadoes; $2.2 million Tropical Storm Allison.
          2000 - $5.0 million, May tornadoes; $2.7 million December winter storms.
          1999 - $5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
          1998 - $7.9 million, May Minnesota hailstorm; $2.9 million, May Upper
                 Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
          1997 - $1.4 million, July wind/hail/tornadoes; $1.1 million, Denver,
                 Colorado hailstorm.
          1996 - $8.2 million, Hurricane Fran.
          1995 - $2.9 million, Texas wind/hail/tornadoes; $2.2 million Hurricane
                 Opal.
          1994 - $6.0 million, Northridge, California earthquake.
(2) Source: Insurance Services Office, Inc. news release dated January 14, 2004. These amounts are net of reinsurance, before federal income tax benefits, and exclude all loss adjustment expenses.

     Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company's loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

                        Impact of Catastrophe Losses (1)
                              (Dollars in millions)

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2003      2002      2001
                                                     -------   -------   -------
Claims and claim expense incurred(2)..............   $ 472.9   $ 411.7   $ 433.3
Amount attributable to catastrophes...............      33.2      11.9      11.2
                                                     -------   -------   -------
   Excluding catastrophes(2)......................   $ 439.7   $ 399.8   $ 422.1
                                                     =======   =======   =======

Claims and claim expense payments.................   $ 424.6   $ 411.1   $ 411.1
Amount attributable to catastrophes...............      21.4      10.6      14.2
                                                     -------   -------   -------
   Excluding catastrophes.........................   $ 403.2   $ 400.5   $ 396.9
                                                     =======   =======   =======

----------
(1) Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

(2) Includes the impact of adverse development of prior years' reserves as quantified in "Property and Casualty Reserves".

     Property and Casualty Reserves

     At December 31, 2003, all of the Company's net reserves for unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

     The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves, displayed individually for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claim expense amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances are reflected in the Consolidated Balance Sheets also listed on page F-1 of this report.

    Reconciliation of Property and Casualty Claims and Claim Expense Reserves
                              (Dollars In millions)

                                                       Year Ended December 31,
                                                     ---------------------------
                                                       2003      2002      2001
                                                     -------   -------   -------
Gross reserves, beginning of year.................   $ 317.3   $ 306.1   $ 298.9
   Less reinsurance recoverables..................      44.7      34.1      49.1
                                                     -------   -------   -------
Net reserves, beginning of year...................     272.6     272.0     249.8
                                                     -------   -------   -------
Incurred claims and claim expenses:
   Claims occurring in the current year...........     416.5     387.7     416.8
   Increase (decrease) in estimated reserves
    for claims occurring in prior years (1):
      Policies written by the Company (2).........      58.3      22.3      14.5
      Business assumed from state reinsurance
       facilities.................................      (1.9)      1.7       2.0
                                                     -------   -------   -------
         Total increase...........................      56.4      24.0      16.5
                                                     -------   -------   -------
      Total claims and claim expenses incurred
       (2) (3)....................................     472.9     411.7     433.3
                                                     -------   -------   -------
Claims and claim expense payments for claims
 occurring during:
   Current year...................................     240.0     244.3     255.9
   Prior years....................................     184.6     166.8     155.2
                                                     -------   -------   -------
         Total claims and claim expense
          payments................................     424.6     411.1     411.1
                                                     -------   -------   -------
Net reserves, end of period.......................     320.9     272.6     272.0
   Plus reinsurance recoverables..................      20.6      44.7      34.1
                                                     -------   -------   -------
Gross reserves, end of period (4).................   $ 341.5   $ 317.3   $ 306.1
                                                     =======   =======   =======

----------
(1) Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve strengthening recorded by the Company in 2002, 2001 and 2000 see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2003 -- Benefits, Claims and Settlement Expenses" listed on page F-1 of this report.
(2) For the year ended December 31, 2002, these amounts included a $1.6 million statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company's Consolidated Statements of Operations.
(3) Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity, group accident and health and corporate amounts of $46.1 million, $40.7 million and $42.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, in addition to the property and casualty amounts.
(4) Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $9.0 million, $9.3 million and $8.2 million at December 31, 2003, 2002 and 2001, respectively, in addition to property and casualty reserves.

     The claim reserve development table below illustrates the change over time of the net reserves established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts paid as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company's learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2002 to be $150 thousand was first reserved in 1993 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1993 - 2001 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

                              Property and Casualty
                  Claims and Claims Expense Reserve Development
                              (Dollars in millions)

                                                                              December 31,
                                   -------------------------------------------------------------------------------------------------
                                     1993     1994     1995     1996     1997     1998     1999     2000     2001     2002     2003
                                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Gross reserves for property
 and casualty claims and
 claim expenses..................  $ 373.5  $ 389.1  $ 369.7  $ 340.4  $ 310.6  $ 298.9  $ 299.8  $ 298.9  $ 306.1  $ 317.3  $ 341.5
Deduct: Reinsurance
 recoverables....................     21.6     19.5     23.8     34.1     41.3     55.9     64.4     49.1     34.1     44.7     20.6
                                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net reserves for property
 and casualty claims and
 claim expenses..................    351.9    369.6    345.9    306.3    269.3    243.0    235.4    249.8    272.0    272.6    320.9
Increase in reserves due to
 purchase of HMPCIC:
      Gross reserves for
       property and casualty
       claims and claim
       expenses..................     30.6       --       --       --       --       --       --       --       --       --
      Deduct: Reinsurance
       recoverables..............      0.6       --       --       --       --       --       --       --       --       --
                                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
      Net reserves for property
       and casualty claims and
       claim expenses............     30.0       --       --       --       --       --       --       --       --       --
Paid cumulative as of:
   One year later................    133.4    140.8    139.3    148.6    142.0    142.5    155.6    155.2    166.8    184.7
   Two years later...............    190.5    194.5    195.3    202.1    191.4    203.2    212.7    220.1    245.7
   Three years later.............    218.4    224.2    223.0    225.1    223.0    233.0    248.0    262.2
   Four years later..............    234.1    237.9    233.8    240.2    236.7    251.2    269.8
   Five years later..............    241.0    243.1    241.4    245.0    246.5    262.5
   Six years later...............    243.7    247.1    242.8    250.5    252.9
   Seven years later.............    246.1    247.5    246.8    254.6
   Eight years later.............    246.2    250.4    249.2
   Nine years later..............    248.1    252.0
   Ten years later...............    249.9
Reserves reestimated as of:
   End of year...................    381.9    369.6    345.9    306.3    269.3    243.0    235.4    249.8    272.0    272.6    320.9
   One year later................    327.6    314.0    283.4    261.2    244.4    238.4    258.1    266.3    296.0    329.0
   Two years later...............    281.9    269.2    249.6    250.2    239.3    261.2    276.9    287.3    325.1
   Three years later.............    258.1    251.4    245.8    247.8    254.9    268.7    284.6    303.8
   Four years later..............    249.3    248.9    243.8    257.1    257.0    271.3    295.5
   Five years later..............    229.7    247.4    250.9    256.4    258.7    278.0
   Six years later...............    246.6    252.9    250.1    258.8    262.7
   Seven years later.............    250.2    252.6    252.2    261.2
   Eight years later.............    250.2    255.0    254.3
   Nine years later..............    252.1    256.7
   Ten years later...............    254.4
Reserve redundancy
 (deficiency) - initial net
 reserves in excess of (less
 than) reestimated reserves:
      Amount (1).................  $ 127.5  $ 112.9  $  91.6  $  45.1  $   6.6  $ (35.0) $ (60.1) $ (54.0) $ (53.1) $ (56.4)
      Percent....................     33.4%    30.5%    26.5%    14.7%     2.5%   -14.4%   -25.5%   -21.6%   -19.5%   -20.7%
Gross reestimated liability -
 latest..........................  $ 283.5  $ 287.4  $ 279.8  $ 291.3  $ 291.9  $ 313.4  $ 329.3  $ 337.6  $ 360.6  $ 370.1
Reestimated reinsurance
  recoverables - latest..........     29.1     30.7     25.5     30.1     29.2     35.4     33.8     33.8     35.5     41.1
                                   -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
Net reestimated liability -
 latest..........................  $ 254.4  $ 256.7  $ 254.3  $ 261.2  $ 262.7  $ 278.0  $ 295.5  $ 303.8  $ 325.1  $ 329.0
Gross cumulative excess
 (deficiency) (1)..............    $ 120.6  $ 101.7  $  89.9  $  49.1  $  18.7  $ (14.5) $ (29.5) $(38.7)  $ (54.5) $ (52.8)
                                   =======  =======  =======  =======  =======  =======  =======  =======  =======  =======

----------
(1) For discussion of the reserve development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2003 -- Benefits, Claims and Settlement Expenses".

     Property and Casualty Reinsurance

     All reinsurance is obtained through contracts which generally are renewed each calendar year; however, the 2003 catastrophe reinsurance program was comprised of two contracts, a three-year contract with rate guarantees effective January 1, 2001 and a one-year contract effective January 1, 2003. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company's losses from uncollectible reinsurance recoverables have been insignificant due to the Company's emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2003 were insignificant.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsured 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80 million per occurrence through December 31, 2003. Effective January 1, 2004, the retention on this coverage increased to $10.0 million. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $14.5 million up to $50.9 million with the Florida Hurricane Catastrophe Fund, based on the Fund's financial resources. These catastrophe reinsurance programs are augmented by a $75 million equity put and reinsurance agreement.

     Effective May 7, 2002, the Company entered into an equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A+ (Superior)" by A.M. Best. Under the 36-month agreement, which is renewable annually at the option of the Company, the equity put coverage of $75 million provides a source of capital for up to $115 million of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, are 145 basis points for the May 7, 2002 through May 7, 2004 period increasing to 150 basis points for the May 7, 2004 through May 7, 2005 period. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (1) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215 million after recording the first triggering event; (2) the Company's debt as a percentage of total capital can not be more than 47.5% prior to recording the triggering event; and (3) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A" at December 31, 2003.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. Through December 31, 2003, the Company also reinsured each property loss above a retention of $250,000 up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above. Effective January 1, 2004, the retention on the property loss coverage increased to $500,000.

     The following table identifies the Company's most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company's aggregate reinsured catastrophe coverage and their rating by A.M. Best and Standard & Poor's Corporation ("S&P" or "Standard & Poor's") as of January 1, 2004. No other single reinsurer's percentage participation in 2004 or 2003 exceeds 5%.

          Property Catastrophe Reinsurance Participants In Excess of 5%

                                                                                             Participation
A.M. Best     S&P                                                                           ---------------
  Rating    Rating                Reinsurer                              Parent              2004     2003
---------   ------   ------------------------------------   -----------------------------   ------   ------
A+          A+       IPCRe, Ltd.                            IPC Holdings, Ltd.                  17%       5%
A           AA-      Mapfre Reinsurance Corporation         Sistema MAPFRE                      12%       8%
A-          A        Lloyd's of London Syndicates                                               12%       *
A           A-       Montpelier Reinsurance Ltd.            Montpelier Re Holdings, Ltd.         9%      11%
A-          AA-      AXA Reinsurance Company                AXA Group                            7%      14%
A++         AA       Transatlantic Reinsurance Company      American International Group,        7%       *
                                                             Inc.
A           A        Axis Specialty Limited                 Axis Capital Holdings, Inc.          6%       0%
A+          NR       Allied World Assurance Company, Ltd.   Allied World Assurance
                                                             Holdings, Ltd.                      5%       5%
A+          A        Erie Insurance Exchange                                                     0%      15%
A           A+       St. Paul Fire and Marine
                      Insurance Company                     The St. Paul Companies, Inc.         0%       6%

----------
NR   Not rated.
*    Less than 5%.

     For 2004, property catastrophe reinsurers representing 100% of the Company's aggregate reinsured catastrophe coverage were rated either "A- (Excellent)" or above by A.M. Best or "A" or above by S&P.

Annuity Segment

     Educators in the Company's target market benefit from the provisions of
Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,000 public school districts in the U.S. Approximately 60% of the Company's new annuity contract deposits in 2003 were for 403(b) tax-qualified annuities; approximately 75% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2003, annuities represented 31% of the Company's total insurance premiums written and contract deposits.

     The Company markets tax-qualified annuities primarily under a contract which allows the contractholder to allocate funds to both fixed and variable alternatives. The features of the Company's annuity contract contribute to business retention. Under the fixed account option, both the principal and a rate of return are guaranteed. Contractholders can change at any time their allocation of deposits between the guaranteed interest rate fixed account and available variable investment options.

     The Company's 40 variable account options include funds managed by some of the best-known names in the mutual fund industry, such as Fidelity, Strong, J.P. Morgan, Wilshire, T. Rowe Price, Putnam, Neuberger Berman, Alliance Capital, Ranier, Davis, Credit Suisse, BlackRock, Berger, Templeton and Ariel, offering the Company's customers multiple investment options, regardless of their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2003 was $2.8 billion.

     In 2003, to assist agents in delivering the Value Proposition, the Company entered into a third-party vendor agreement with American Funds Distributors, Inc. to market their retail mutual funds. In addition to retail mutual funds accounts, the Company's agents can also offer a 529 college savings program and Coverdell Education Savings Accounts through this marketing alliance.

     Selected Historical Financial Information For Annuity Segment

     The following table sets forth certain information with respect to the Company's annuity products for the periods indicated.

                                 Annuity Segment
                    Selected Historical Financial Information
               (Dollars in millions, unless otherwise indicated)

                                                    Year Ended December 31,
                                                -------------------------------
                                                  2003       2002       2001
                                                ---------  ---------  ---------
Statement of Operations Data:
   Contract deposits:
      Variable................................  $   115.3  $   120.3  $   122.1
      Fixed...................................      181.3      141.2      117.0
         Total................................      296.6      261.5      239.1
   Contract charges earned....................       14.6       14.2       14.9
   Net investment income......................      104.4      107.7      107.7
   Net interest margin (without
    realized gains)...........................       33.1       39.3       39.8
   Net margin (includes fees and contract
    charges earned)...........................       49.6       55.5       57.0
   Income before income taxes.................       19.8       23.2       30.7
   Net income.................................       14.4       17.0       20.6
Operating Statistics:
   Fixed:
      Accumulated value.......................  $ 1,650.6  $ 1,506.0  $ 1,393.7
      Accumulated value persistency...........       95.1%      94.0%      93.4%
   Variable:
      Accumulated value.......................  $ 1,119.2  $   854.5  $ 1,008.4
      Accumulated value persistency...........       92.8%      92.1%      92.4%
   Number of contracts in force...............    152,515    147,084    139,410
   Average accumulated cash
    value (in dollars)........................  $  18,161  $  16,048  $  17,230
   Average annual deposit by contractholders
    (in dollars)..............................  $   2,303  $   2,317  $   2,183
   Annuity contracts terminated due to
    surrender, death, maturity or other:
      Number of contracts.....................      7,019      7,180      7,222
      Amount..................................  $   171.3  $   176.0  $   186.4
   Fixed accumulated cash value grouped by
    applicable surrender charge:
      0%......................................  $   528.6  $   502.1  $   472.5
      5% and greater but less than 10%........      968.3      846.6      752.9
      10% and greater.........................       54.3       59.6       70.4
      Supplementary contracts with life
       contingencies not subject to
       discretionary withdrawal...............       99.4       97.7       97.9
         Total................................  $ 1,650.6  $ 1,506.0  $ 1,393.7

Life Segment

     The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. The Company's traditional term, whole life and group life business in force consists of approximately 172,000 policies, representing approximately $7.6 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $42.0 million as of December 31, 2003. The Company also underwrites "Experience Life," a flexible, adjustable premium life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 2003 the Company had in force approximately 86,000 Experience Life policies representing approximately $5.7 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $66.7 million. In 2000, the Company instituted a program to offer long-term care and variable universal life policies, with two third-party vendors underwriting such insurance. In 2003, the Company expanded its third-party vendor offerings with the addition of universal life insurance underwritten by Jefferson Pilot Financial. On business underwritten by third-party vendors, the Company receives a commission on the sale of that business. In 2003, the life segment represented 12% of the Company's total insurance premiums written and contract deposits, including approximately 1 percentage point attributable to the Company's group life and group disability income business.

     During 2003, the average face amount of ordinary life insurance policies issued by the Company was $138,224 and the average face amount of all ordinary life insurance policies in force at December 31, 2003 was $61,467.

     The maximum individual life insurance risk retained by the Company is $200,000 on any individual life and $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are all rated "A- (Excellent)" or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. The Company reinsured 100% of the catastrophe risk in excess of $1 million up to $20 million per occurrence through December 31, 2003 and in excess of $1 million up to $15 million per occurrence effective January 1, 2004. This program covers acts of terrorism but excludes nuclear, biological and chemical explosions as well as other acts of war.

     Selected Historical Financial Information For Life Segment

     The following table sets forth certain information with respect to the Company's life products for the periods indicated.

                                  Life Segment
                    Selected Historical Financial Information
                (Dollars in millions, unless otherwise indicated)

                                                    Year Ended December 31,
                                                -------------------------------
                                                   2003       2002       2001
                                                ---------  ---------  ---------
Statement of Operations Data:
   Insurance premiums and contract deposits...  $   112.4  $   112.9  $   117.2
   Insurance premiums and contract charges
    earned....................................       95.1       91.4       92.0
   Net investment income......................       49.6       53.9       55.2
   Income before income taxes.................       20.8       29.2       28.9
   Net income.................................       13.4       18.9       18.7
Operating Statistics:
   Life insurance in force:
      Ordinary life...........................  $  11,527  $  11,445  $  11,291
      Group life..............................      1,736      1,752      1,925
         Total................................     13,263     13,197     13,216
   Number of policies in force:
      Ordinary life...........................    187,533    189,459    193,560
      Group life..............................     70,725     75,018     80,507
         Total................................    258,258    264,477    274,067
   Average face amount in force (in dollars):
      Ordinary life...........................  $  61,467  $  60,409  $  58,333
      Group life..............................     24,546     23,354     23,911
         Total................................     51,356     49,898     48,222
   Lapse ratio (ordinary life insurance
    in force).................................        7.7%       9.1%       9.1%
   Ordinary life insurance terminated due to
    death, surrender, lapse or other:
         Face amount of insurance surrendered
          or lapsed...........................  $   932.6  $   959.0  $   944.0
            Number of policies................      7,466     10,799     11,865
         Amount of death claims opened........  $    32.0  $    31.0  $    30.1
            Number of death claims opened.....      1,292      1,263      1,317

Investments

     The Company's investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2003, investments in non-investment grade securities represented 5.3% of total investments. At December 31, 2003, fixed income securities represented 96.9% of investments excluding securities lending collateral. Of the fixed income investment portfolio, 94.1% was investment grade and 99.9% was publicly traded. The average quality of the total fixed income portfolio was A+ at December 31, 2003, and the average option adjusted duration of total investments was 6.0 years. There are no significant investments in mortgage loans, real estate, foreign securities, privately placed securities, or common or preferred stocks.

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

     The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary's domiciliary state. These laws prescribe the type and amount of investments that may be purchased and held by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed bonds, other asset-backed bonds, preferred stocks, common stocks, real estate mortgages and real estate.

     The following table sets forth the carrying values and amortized cost of the Company's investment portfolio as of December 31, 2003:

                              Investment Portfolio
                              (Dollars in millions)

                                                           Percentage            Carrying Value
                                                            of Total    ----------------------------------
                                                            Carrying               Life and   Property and  Amortized
                                                              Value       Total     Annuity     Casualty      Cost
                                                           ----------   ---------  ---------  ------------  ---------
Publicly Traded Fixed Maturity Securities
 and Cash Equivalents:
   U.S. government and agency obligations (1):
      Mortgage-backed securities.........................        19.5%  $   660.1  $   646.6  $       13.5  $   647.7
      Other..............................................         8.9       300.9      248.3          52.6      295.6
   Investment grade corporate and public
    utility bonds........................................        43.3     1,466.6    1,415.4          51.2    1,380.5
   Municipal bonds.......................................        14.9       502.9       53.2         449.7      488.1
   Other mortgage-backed securities......................         3.2       109.9       87.8          22.1      106.0
   Non-investment grade corporate and public
    utility bonds (2)....................................         5.3       178.2      121.7          56.5      169.9
   Foreign government bonds..............................         1.1        36.2       36.2            --       33.1
   Short-term investments (3)............................         0.7        25.3        9.0          16.3       25.3
   Short-term investments, loaned
    securities collateral (3)............................         0.6        22.1       22.1            --       22.1
                                                           ----------   ---------  ---------  ------------  ---------
      Total publicly traded securities...................        97.5     3,302.2    2,640.3         661.9    3,168.3
                                                           ----------   ---------  ---------  ------------  ---------
Other Investments:
   Private placements, investment grade (4)..............         0.1         3.8        3.7           0.1        3.8
   Private placements,
    non-investment grade (2) (4).........................          --         0.1        0.1            --        0.1
   Mortgage loans and real estate (5)....................         0.2         4.6        4.6            --        4.6
   Policy loans and other................................         2.2        75.0       74.0           1.0       74.4
                                                           ----------   ---------  ---------  ------------  ---------
         Total other investments.........................         2.5        83.5       82.4           1.1       82.9
                                                           ----------   ---------  ---------  ------------  ---------
         Total investments (6)...........................       100.0%  $ 3,385.7  $ 2,722.7  $      663.0  $ 3,251.2
                                                           ==========   =========  =========  ============  =========

----------
(1) Includes $302.0 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $659.0 million fair value of federally sponsored agency securities.
(2) A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor's Corporation ("Standard & Poor's" or "S&P") rating for such security, or if there is no S&P rating, the Moody's Investors Service, Inc. ("Moody's") rating for such security, or if there is no S&P or Moody's rating, the National Association of Insurance Commissioners (the "NAIC") rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.
(3) Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments include $25.4 million in money market funds rated "AAA", $21.9 million in an asset-backed short-term bond rated "AAA", and $0.1 million in certificates of deposit. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the value of the loaned securities as collateral for each loan.
(4) Fair values for private placements are estimated by the Company with the assistance of its investment advisors.
(5) Mortgage loans are carried at amortized cost or unpaid principal balance and real estate acquired in the settlement of debt is carried at the lower of cost or fair value.
(6) Approximately 9% of the Company's investment portfolio, having a carrying value of $288.9 million as of December 31, 2003, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

     Fixed Maturity Securities

     The following table sets forth the composition of the Company's fixed maturity securities portfolio by rating as of December 31, 2003:

                     Rating of Fixed Maturity Securities (1)
                              (Dollars in millions)

                                        Percent
                                       of Total
                                       Carrying   Carrying    Amortized
                                         Value      Value       Cost
                                       --------   ---------  ----------
AAA..................................      44.6%  $ 1,455.1  $  1,422.7
AA...................................       7.7       249.5       240.8
A....................................      23.2       757.4       710.6
BBB..................................      18.6       605.3       567.5
BB...................................       2.0        64.8        63.0
B....................................       3.2       104.8       101.1
CCC or lower.........................       0.6        18.0        15.4
Not rated (2)........................       0.1         3.8         3.8
                                       --------   ---------  ----------
   Total.............................     100.0%  $ 3,258.7  $  3,124.9
                                       ========   =========  ==========

----------
(1) Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody's. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) This category includes $3.8 million of private placement securities not rated by either S&P or Moody's. The NAIC has rated 97.1% of these private placement securities as investment grade.

     At December 31, 2003, 29.3% of the Company's fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 22.7% of the total investment portfolio at December 31, 2003. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

     The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of
(i) net gain from operations in the case of a life insurance company or net income in the case of all other insurance companies for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2004 from all of HMEC's insurance subsidiaries without prior regulatory approval is approximately $43 million.

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

Competition

     The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, and lower cost marketing approaches compared to the Company, such as direct marketing, mail, internet and telemarketing. The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance such as State Farm, Allstate, Farmers and Nationwide as well as several regional companies. The Company also competes for automobile business with other companies, such as AIG, GEICO, Progressive and USAA, many of which feature direct marketing distribution. For annuity business, the marketplace has seen a competitive impact from new entrants such as mutual funds and banks into the tax-deferred annuity products market. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company, a subsidiary of American International Group ("AIG"), has been among the Company's major tax-qualified annuity competitors. Mutual fund families, independent agent companies and financial planners are also competitors of the Company.

Regulation

     General Regulation at State Level

     As an insurance holding company, HMEC is subject to extensive regulation by the states in which its insurance subsidiaries are domiciled or transact business. In addition, the laws of the various states establish regulatory agencies with broad administrative powers to grant and revoke licenses to transact business, regulate trade practices, license agents, require statutory financial statements, and prescribe the type and amount of investments permitted.

     The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company's risks. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company's insurance subsidiaries.

     Assessments Against Insurers

     Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer's financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company's premium taxes in certain states. For the three years ended December 31, 2003, the Company's assessments, net of the related premium tax credits, were not significant.

     Mandatory Insurance Facilities

     The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company's direct writings in the applicable state. In 2003, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $1.6 million before federal income taxes.

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

     Federal income taxation of the build-up of cash value within a life insurance policy or an annuity contract could have a materially adverse impact on the Company's ability to market and sell such products. Various legislation to this effect has been proposed in the past, but has not been enacted. Although no such legislative proposals are known to exist at this time, such proposals may be made again in the future. Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company's life and annuity products to customers.

     The variable annuities underwritten by HMLIC and the Company's proprietary mutual funds offered as investment vehicles for those products are regulated by the SEC. Horace Mann Investors, Inc., the broker-dealer subsidiary of HMEC, performs certain management functions for the Company's proprietary mutual funds and also is regulated by the SEC and the NASD.

Employees

     At December 31, 2003, the Company had approximately 2,500 employees, including 888 full-time agents. The Company has no collective bargaining agreement with any employees.

ITEM 2.  Properties

     HMEC's home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling approximately 230,000 square feet which is owned by the Company. The Company also owns buildings with an aggregate of approximately 24,000 square feet at other locations in Springfield. The Company leases buildings in Springfield with an aggregate of approximately 87,000 square feet. In addition, the Company leases office space in other states related to claims and agency offices which are smaller in size. These properties are adequate and suitable for the Company's current and anticipated future needs.

ITEM 3.  Legal Proceedings

     The Company is not currently party to any material pending legal proceedings other than routine litigation incidental to its business. See also "Note 12 - Contingencies - Lawsuits and Legal Proceedings" contained in the Index to Financial Information on page F-1 herein.

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

                                                       Market Price
                                                    -----------------   Dividend
Fiscal Period                                         High      Low       Paid
-------------------------------------------------   -------   -------   --------
2003:
   Fourth Quarter................................   $ 15.39   $ 12.81   $  0.105
   Third Quarter.................................     16.95     14.22      0.105
   Second Quarter................................     16.91     13.06      0.105
   First Quarter.................................     16.35     12.43      0.105
2002:
   Fourth Quarter................................   $ 16.49   $ 13.61   $  0.105
   Third Quarter.................................     18.86     14.00      0.105
   Second Quarter................................     24.08     17.45      0.105
   First Quarter.................................     23.00     19.35      0.105

     As of February 27, 2004, the approximate number of holders of common stock was 5,000.

     In March 2004, the Company's Board of Directors announced a regular quarterly dividend of $0.105 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

     On December 10, 2002 the Company repurchased $56.0 million aggregate principal amount of its Senior Convertible Notes, representing $26.6 million carrying value, for $26.0 million. As consideration for the repurchase, the Company issued 1,837,925 shares of its common stock.

     During 2003, no options were exercised for the issuance of shares of the Company's common stock.

     The information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 6.  Selected Financial Data

     The information required by Item 301 of Regulation S-K is contained in the table in Item 1 -- "Business -- Selected Historical Consolidated Financial Data."

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A: Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003 pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company's disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

     Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board members' business conduct on behalf of the Company. The code of ethics is posted on the Company's website, www.horacemann.com, under "Investor Relations -- Corporate Governance".

ITEM 11. Executive Compensation

     The information required by Item 402 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 13. Certain Relationships and Related Transactions

     The information required by Item 404 of Regulation S-K is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

ITEM 14. Principal Accounting Fees and Services

     The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 herein:

            Consolidated Balance Sheets as of December 31, 2003 and 2002.

            Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

            Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001.

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.

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

            Schedule IV - Reinsurance.

     (a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.    Description
-------------  -----------------------------------------------------------------

(3)  Articles of incorporation and bylaws:

     3.1 Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the "SEC") on August 14, 2003.

     3.2 Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

Exhibit No.    Description
-------------  -----------------------------------------------------------------

     3.3 Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

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

     4.2(a)    Form of 1.425% Senior Convertible Notes Due 2032 (included in
               Exhibit 4.2).

     4.3 Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock (included in Exhibit 10.14).

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

Exhibit No.    Description
-------------  -----------------------------------------------------------------

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

Exhibit No.    Description
-------------  -----------------------------------------------------------------

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

     10.13* Transition, Retirement and Release Agreement entered by and between Horace Mann Service Corporation and George J. Zock as of December 31, 2003.

     10.14 First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002, incorporated by reference to Exhibit
               10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.

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

     31.2      Certification by Peter H. Heckman, Chief Financial Officer of
               HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.1      Certification by Louis G. Lower II, Chief Executive Officer of
               HMEC.

     32.2      Certification by Peter H. Heckman, Chief Financial Officer of
               HMEC.

     (b) During the fourth quarter of 2003, HMEC filed seven Current Reports on Form 8-K with the SEC as follows:

            1. Dated October 27, 2003, regarding the Company's press release regarding guidance on financial results for the year ended December 31, 2003 and related October 28, 2003 Conference Call Prepared Remarks, containing an Item 9 Regulation FD Disclosure and an Item 7 Financial Statements and Exhibits.

            2. Dated October 30, 2003, regarding the Company's press release reporting its financial results for the three and nine month periods ended September 30, 2003, containing an Item 12 Disclosure of Results of Operations and Financial Condition and an Item 7 Financial Statements and Exhibits.

            3. Dated November 14, 2003, regarding a press release issued by A.M.
               Best Company regarding the financial strength and debt ratings of HMEC, containing an Item 5 Other Events and Regulation FD Disclosure and an Item 7 Financial Statements and Exhibits.

            4. Dated December 2, 2003, regarding a press release issued by
               Moody's Investors Service, Inc., regarding the insurance financial strength and senior debt ratings of HMEC, containing an
               Item 5 Other Events and Regulation FD Disclosure and an Item 7 Financial Statements and Exhibits.

            5. Dated December 8, 2003, regarding the Company's press release regarding guidance on financial results for the year ended December 31, 2003, containing an Item 9 Regulation FD Disclosure and an Item 7 Financial Statements and Exhibits.

            6. Dated December 17, 2003, regarding a press release issued by
               Standard & Poor's Ratings Services regarding the insurance financial strength and senior debt ratings of HMEC, containing an
               Item 5 Other Events and Regulation FD Disclosure and an Item 7 Financial Statements and Exhibits.

            7. Dated December 19, 2003, regarding a press release issued by A.M.
               Best Company regarding (1) the assignment of indicative ratings of securities of HMEC's $300 million universal shelf offering filed with the SEC on December 16, 2003 and (2) affirmation of HMEC's financial strength ratings and ratings for outstanding debt, containing an Item 5 Other Events and Regulation FD Disclosure and an Item 7 Financial Statements and Exhibits.

     (c)    See list of exhibits in this Item 15.

     (d)    See list of financial statement schedules in this Item 15.

Copies of Exhibits and Horace Mann Educators Corporation's Code of Ethics may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, Springfield, Illinois 62715-0001. Persons requesting copies may be charged a reasonable fee to cover reproduction and mailing expenses.

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

Principal Executive Officer:              Directors:


        /s/ Louis G. Lower II                     /s/ Joseph J. Melone
--------------------------------------    --------------------------------------
          Louis G. Lower II               Joseph J. Melone, Chairman of the
             President,                    Board of Directors
Chief Executive Officer and a Director


                                                  /s/ William W. Abbott
                                          --------------------------------------
                                          William W. Abbott, Director


                                                  /s/ Mary H. Futrell
                                          --------------------------------------
                                          Mary H. Futrell, Director

Principal Financial Officer:


        /s/ Peter H. Heckman                      /s/ Donald E. Kiernan
--------------------------------------    --------------------------------------
           Peter H. Heckman               Donald E. Kiernan, Director
     Executive Vice President and
       Chief Financial Officer
                                                  /s/ Jeffrey L. Morby
                                          --------------------------------------
                                          Jeffrey L. Morby, Director


                                                  /s/ Shaun F. O'Malley
                                          --------------------------------------
                                          Shaun F. O'Malley, Director

Principal Accounting Officer:


        /s/ Bret A. Conklin                       /s/ Charles A. Parker
--------------------------------------    --------------------------------------
           Bret A. Conklin                Charles A. Parker, Director
 Senior Vice President and Controller

Dated: March 15, 2004

                        HORACE MANN EDUCATORS CORPORATION
                         INDEX TO FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Management's Discussion and Analysis of Financial Condition and Results
 of Operations...........................................................   F- 2

Report of Management Responsibility for Financial Statements.............   F-34

Independent Auditors' Report.............................................   F-35

Consolidated Balance Sheets..............................................   F-36

Consolidated Statements of Operations....................................   F-37

Consolidated Statements of Changes in Shareholders' Equity...............   F-38

Consolidated Statements of Cash Flows....................................   F-39

Notes to Consolidated Financial Statements
   Note  1 - Summary of Significant Accounting Policies..................   F-40
   Note  2 - Restructuring Charges.......................................   F-51
   Note  3 - Investments.................................................   F-53
   Note  4 - Property and Casualty Unpaid Claims and Claim Expenses......   F-57
   Note  5 - Debt........................................................   F-61
   Note  6 - Shareholders' Equity and Stock Options......................   F-64
   Note  7 - Income Taxes................................................   F-67
   Note  8 - Fair Value of Financial Instruments.........................   F-68
   Note  9 - Statutory Surplus and Subsidiary Dividend Restrictions......   F-70
   Note 10 - Pension Plans and Other Postretirement Benefits.............   F-71
   Note 11 - Reinsurance.................................................   F-78
   Note 12 - Contingencies...............................................   F-80
   Note 13 - Supplementary Data on Cash Flows............................   F-80
   Note 14 - Segment Information.........................................   F-81
   Note 15 - Unaudited Interim Information...............................   F-82

Financial Statement Schedules:
   Schedule I - Summary of Investments-Other than Investments in
    Related Parties......................................................   F-83
   Schedule II - Condensed Financial Information of Registrant...........   F-84
   Schedule III and VI Combined - Supplementary Insurance
    Information and Supplemental Information Concerning Property
    and Casualty Insurance Operations....................................   F-88
   Schedule IV - Reinsurance.............................................   F-89

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  (Dollars in millions, except per share data)

Forward-looking Information

     Statements made in the following discussion that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of future events or the Company's future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company's business, the following important factors:

     .  Changes in the composition of the Company's assets and liabilities.
     . Fluctuations in the market value of securities in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company's defined benefit pension plan assets and the related after-tax effect on the Company's operating expenses, shareholders' equity and total capital.
     . Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company's investment portfolio and the related after-tax effect on the Company's shareholders' equity and total capital, (ii) the book yield of the Company's investment portfolio and (iii) the Company's ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company's life and annuity products.
     . Defaults on interest or dividend payments in the Company's investment portfolio due to credit issues and the resulting impact on investment income.
     . The impact of fluctuations in the capital markets on the Company's ability to refinance outstanding indebtedness or repurchase shares of the Company's common stock.
     . The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires, the ability of the Company to maintain a favorable catastrophe reinsurance program and the collectibility of reinsurance receivables.
     . Adverse development of property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.
     .  The cyclicality of the insurance industry.
     . Business risks inherent in the Company's restructuring of its property and casualty claims operation.
     . The risk related to the Company's dated and complex information systems, which are more prone to error than advanced technology systems.
     . Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.
     . The impact of a disaster or catastrophic event affecting the Company's employees or its home office facilities and the Company's ability to recover and resume its business operations on a timely basis.

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

Executive Summary

     During 2001, 2002 and 2003, the Company improved the underlying operating results of its property and casualty segment and substantially increased the new sales volume and retention of business in its annuity segment. However, that underlying operating progress was more than offset by other factors which suppressed the Company's net income. In all three years, the Company recorded adverse development of prior years' property and casualty reserves, primarily related to voluntary automobile liability claims, with 2003 reflecting the most significant impact. 2003's results also reflected a record level of catastrophe losses for the Company. In addition, the Company experienced declining investment income, including related spread compression in its fixed annuity business, over the three years as a result of credit-related investment losses and declining investment yields. In 2002, the Company recorded a significant level of realized investment losses, due primarily to impairments of fixed income securities.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires the Company's management to make estimates and assumptions based on information available at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's assets, liabilities, shareholders' equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company's financial statements and because of the possibility that subsequent events and available information may differ markedly from management's judgements at the time the financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force, valuation of investments and valuation of assets and liabilities related to the defined benefit pension plan.

     Liabilities for Property and Casualty Claims and Claim Settlement Expenses

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

     The Company continually updates loss estimates using both quantitative information from its reserving actuaries and qualitative information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during 2003 is included in "Results of Operations for the Three Years Ended December 31, 2003 -- Benefits, Claims and Settlement Expenses." Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

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

     Reserves for Future Policy Benefits

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

     Deferred Policy Acquisition Costs and Value of Acquired Insurance in Force for Annuity and Interest-Sensitive Life Products

     Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company ("Annuity VIF"), are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated gross profits.

     The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At December 31, 2003, capitalized annuity policy acquisition costs and the Annuity VIF asset represented approximately 4% of the total annuity accumulated cash value.

     In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. Generally, if all other assumptions are met, with regard to financial market performance assumptions for the underlying mutual funds of the Company's variable annuities, a 1% deviation from the targeted financial market performance would currently impact amortization between $0.1 million and $0.2 million depending on the magnitude and direction of the deviation. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in "Results of Operations for the Three Years Ended December 31, 2003 -- Amortization of Policy Acquisition Expenses and Intangible Assets".

     Valuation of Investments

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

     A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 59, "Accounting for Non-Current Marketable Equity Securities", Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and related guidance.

     Detailed discussion of charges recorded in 2003 and 2002 for the write-down of investments due to other-than-temporary impairments is included in "Results of Operations for the Three Years Ended December 31, 2003 -- Realized Investment Gains and Losses".

     Valuation of Assets and Liabilities Related to the Defined Benefit Pension Plan

     Effective April 1, 2002, participants stopped accruing benefits under the defined benefit plan but continue to retain the benefits they had accrued to date.

     The Company's cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of

6.25% was used by the Company at December 31, 2003, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including Moody's Aa long-term bond index. The expected annual return on plan assets assumed by the Company at December 31, 2003 was 7.50%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted realistic assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

     To the extent that actual experience differs from the Company's assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders' equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income ("AOCI") by approximately $0.2 million and $2 million, respectively. In addition, for every $1 million increase in the value of pension plan assets, there is an equal and offsetting decrease in AOCI.

Results of Operations For the Three Years Ended December 31, 2003

     Insurance Premiums and Contract Charges

                Insurance Premiums Written and Contract Deposits

                                               Year Ended          Growth Over        Year Ended
                                              December 31,          Prior Year       December 31,
                                          -------------------   ------------------   ------------
                                           2003        2002     Percent    Amount        2001
                                          --------   --------   -------   --------   ------------
Automobile and property (voluntary)....   $  549.2   $  513.2       7.0%  $   36.0   $      496.6
   Excluding Massachusetts automobile..      549.2      513.2       7.0%      36.0          477.7
   Massachusetts automobile............         --         --                   --           18.9
Annuity deposits.......................      296.6      261.5      13.4%      35.1          239.1
Life...................................      112.4      112.9      -0.4%      (0.5)         117.2
                                          --------   --------             --------   ------------
         Subtotal - core lines.........      958.2      887.6       8.0%      70.6          852.9
         Subtotal - core lines,
          excluding Massachusetts......      958.2      887.6       8.0%      70.6          834.0
Involuntary and other
 property & casualty...................       (2.7)      11.7                (14.4)          22.7
      Excluding Massachusetts
       automobile......................       (2.7)      10.5                (13.2)          14.9
      Massachusetts automobile.........         --        1.2                 (1.2)           7.8
                                          --------   --------             --------   ------------
         Total.........................   $  955.5   $  899.3       6.2%  $   56.2   $      875.6
                                          ========   ========             ========   ============
         Total, excluding Massachusetts
          automobile...................   $  955.5   $  898.1       6.4%  $   57.4   $      848.9
                                          ========   ========             ========   ============

                 Insurance Premiums and Contract Charges Earned
                  (Excludes annuity and life contract deposits)

                                               Year Ended          Growth Over        Year Ended
                                              December 31,          Prior Year       December 31,
                                          -------------------   ------------------   ------------
                                            2003       2002     Percent    Amount        2001
                                          --------   --------   -------   --------   ------------
Automobile and property (voluntary)....   $  534.8   $  504.3       6.0%  $   30.5   $      485.5
   Excluding Massachusetts automobile..      534.8      494.4       8.2%      40.4          467.2
   Massachusetts automobile............         --        9.9    -100.0%      (9.9)          18.3
Annuity................................       14.6       14.2       2.8%       0.4           14.9
Life...................................       95.1       91.4       4.0%       3.7           92.0
                                          --------   --------             --------   ------------
         Subtotal - core lines.........      644.5      609.9       5.7%      34.6          592.4
         Subtotal - core lines,
          excluding Massachusetts
          automobile...................      644.5      600.0       7.4%      44.5          574.1
Involuntary and other
 property and casualty.................       (1.0)      15.3                (16.3)          22.8
      Excluding Massachusetts
       automobile......................       (1.2)       9.6                (10.8)          14.7
      Massachusetts automobile.........        0.2        5.7                 (5.5)           8.1
                                          --------   --------             --------   ------------
         Total.........................   $  643.5   $  625.2       2.9%  $   18.3   $      615.2
                                          ========   ========             ========   ============
         Total, excluding Massachusetts
          automobile...................   $  643.3   $  609.6       5.5%  $   33.7   $      588.8
                                          ========   ========             ========   ============

     The Company restructured its presence in the Massachusetts automobile market and ceased writing automobile insurance policies in that state on December 31, 2001. Through a marketing alliance with an unaffiliated company, The Commerce Group, Inc. ("Commerce"), the Company's agents are authorized to offer Massachusetts customers automobile insurance policies written by Commerce. Horace Mann agents continue to write the Company's other products in Massachusetts, including retirement annuities and property and life insurance. Comparisons throughout this discussion of insurance premiums and contract deposits exclude Massachusetts voluntary automobile premiums and policies in force.

     2003 premiums written and contract deposits for the Company's core lines increased 8.0% over 2002 as a result of rate increases in the property and automobile lines and an increased rate of growth in new annuity deposits in the second half of 2003. 2002 premiums written and contract deposits increased 6.4% over 2001 for similar reasons. Voluntary property and casualty business, a component of the Company's core lines, represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines.

     The Company's exclusive agent force totaled 888 at December 31, 2003, reflecting a decrease of 3.7% compared to 922 agents a year earlier. At December 31, 2001, the Company had 867 agents. Of the 2003 total, 378 agents were in their first 24 months with the Company, a decrease of 4.3% compared to December 31, 2002, with full year 2003 new hires equal to 2002 and terminations exceeding the prior year. The number of experienced agents in the agent force, 510, was down 3.2% at December 31, 2003 compared to a year earlier, due primarily to terminations of less-productive agents. While the year-end 2003 agent count was lower than a year earlier, the average number of agents throughout the year was 4% higher than in 2002. In 2003, average agent productivity for all lines of business combined increased slightly compared to 2002 following an increase of 6.5% in 2002, compared to 2001. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period. The Company continues to seek ways to improve the retention and productivity of its exclusive agent force. 2003 total sales, which include the independent agent distribution channel, increased 14.6% compared to 2002, largely due to the growing contribution of annuity business from the independent agent distribution channel.

     The Company's results have been impacted by ongoing and recurring proceedings in North Carolina challenging private passenger automobile rates. This has required the Company to escrow premiums received pending resolution of these proceedings, adversely impacting 2003 earned premiums and pretax income by $3.0 million and 2002 earned premiums and pretax income by $1.8 million.

     Total voluntary automobile and homeowners premium written increased 7.0% in 2003 and 7.4% in 2002. Voluntary automobile insurance premium written increased 6.0% ($22.6 million) from 2002 to 2003 and 7.1% ($24.9 million) from 2001 to
2002. Homeowners premium increased 9.8% ($13.4 million) from 2002 to 2003 and 8.4% ($10.6 million) from 2001 to 2002. The increases in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up approximately 5% in 2003 and 6% in 2002 for voluntary automobile. Homeowners average written premium increased approximately 12% in 2003 and 14% in 2002. Average earned premium increased 5% and 6% for voluntary automobile and 14% and 11% for homeowners for the same periods. Through December 31, 2003, approved rate increases for the Company's automobile and homeowners business were 7% and 13%, respectively, compared to approved increases of 6% and 21%, respectively, during 2002. During 2003, automobile policies in force decreased by 2,000 compared to December 31, 2002, reflecting an increase in policies for educators which was more than offset by a decrease in non-educator policies. Automobile policies in force at December 31, 2002 were equal to year-end 2001. Homeowners policies in force decreased 5,000 during 2003 and 8,000 during 2002 reflecting expected reductions due to the Company's pricing and underwriting actions. At December 31, 2003, there were 571,000 voluntary automobile and 279,000 homeowners policies in force, for a total of 850,000. At December 31, 2002, there were 573,000 voluntary automobile and 284,000 homeowners policies in force for a total of 857,000. At December 31, 2001, there were 573,000 voluntary automobile and 292,000 homeowners policies in force for a total of 865,000.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 88% in 2003, 87% in 2002 and 88% in 2001. The Company plans additional rate increases in 2004 for both its automobile and homeowners lines of business, which may have an adverse impact on policy retention.

     Involuntary property and casualty business includes allocations of business from state mandatory insurance facilities and assigned risk business. For 2003, involuntary and other property and casualty premiums written were comparable to the prior year excluding the negative impact of adjustments made in the third and fourth quarters to anticipated premiums from state mandatory insurance facilities.

     New annuity deposits increased 13.4% in 2003 and 9.4% in 2002. The 2003 growth primarily reflected a 45.8% increase in single premium and rollover deposits partially offset by a 4.2% decrease in new scheduled annuity deposits. New deposits to fixed accounts were 28.4%, or $40.1 million, higher than in 2002 and new deposits to variable accounts decreased 4.2%, or $5.0 million, compared to a year earlier. The 2002 growth reflected an 8.8% increase in scheduled deposits received and a 10.4% increase in single premium and rollover deposits. 2002 new deposits to fixed accounts were 15.6%, or $19.1 million, higher than in 2001, and new deposits to variable accounts increased 2.8%, or $3.3 million, compared to 2001.

     In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company's 403(b) tax-qualified annuity products. The independent agent distribution channel, which included 465 authorized agents at December 31, 2003, generated $38.1 million in annualized new Horace Mann annuity sales during 2003, compared to $10.5 million for the full year 2002 and no sales in 2001. A significant portion of the 2002 amount, over $6 million, was produced as a result of Horace Mann being named as one of four providers for fixed and variable annuity options to Chicago, Illinois public school employees and the Company's partnering with an independent broker/dealer having two decades of experience in providing retirement planning services to Chicago Public School employees.

     Total annuity accumulated cash value of $2.8 billion at December 31, 2003 increased 17.3% compared to a year earlier reflecting the growth in sales during 2003, continued favorable retention and an improving equity market. Total annuity accumulated cash value of $2.4 billion at December 31, 2002 decreased 1.7% compared to a year earlier reflecting an increase in deposits to fixed accounts that was more than offset by a decrease in variable accumulated funds on deposit which were impacted by financial market values. In 2003, the number of annuity contracts outstanding increased 4.1%, or 6,000 contracts, and in 2002, the increase was 5.8%, or 8,000 contracts.

     In 2003, annuity segment contract charges earned increased 2.8%, or $0.4 million, following a decline of 4.7% in 2002, compared to 2001. Declines in market valuations during 2002 and the first quarter of 2003 resulted in lower variable accumulated balances in force against which contract charges are principally applied. Market appreciation in the last nine months of 2003, however, resulted in variable annuity accumulated balances at December 31, 2003 which were 31.0% higher than at December 31, 2002.

     Life segment premiums and contract deposits declined slightly in 2003 and decreased 3.7% in 2002. The life insurance in force lapse ratio improved to 7.7% for the twelve months ended December 31, 2003 compared to 9.1% for the same period in each of the prior two years.

     Consistent with the Company's Value Proposition and overall strategy to meet a broader array of consumer financial needs, the product portfolio that the Company's agents can offer was expanded in 2003 through two new marketing alliances. The first is with Jefferson Pilot Financial for universal life insurance. Jefferson Pilot was a leading issuer of universal life policies in the U.S. for 2002. The second alliance is with American Funds for retail mutual funds. Both product rollouts began in the second quarter of 2003 and are intended to help the Company reach more educators while deepening relationships with existing clients. While business that the Company's agents write through these and other partner companies is not recorded as Horace Mann premium, generally the marketing allowance received is comparable to the Company's normal underwriting margin, with no corresponding capital requirement.

     Net Investment Income

     Pretax investment income of $184.7 million for 2003 decreased 5.8%, or $11.3 million, (4.7%, or $6.2 million, after tax) compared to the prior year as a decline in the portfolio yield offset growth in the size of the investment portfolio. Pretax investment income of $196.0 million for 2002 decreased 1.7%, or $3.3 million, (1.6%, or $2.1 million after tax) compared to 2001 due primarily to lost income related to investment credit issues and a decline in the portfolio yield which offset growth in the size of the investment portfolio. Average investments (excluding securities lending collateral) increased 6.8% during 2003 and 5.0% during 2002. The average pretax yield on the investment portfolio was 5.9% (4.0% after tax) for 2003, 6.7% (4.5% after tax) for 2002 and 7.2% (4.8% after tax) for 2001.

     Realized Investment Gains and Losses

     Net realized investment gains were $25.5 million in 2003 compared to realized investment losses of $49.4 million in 2002 and $10.0 million in 2001. For the full year 2003, the Company recorded fixed income security impairment charges totaling $12.5 million, $6.2 million related to two of the Company's collateralized debt obligation ("CDO") securities, $3.1 million related to one manufactured housing asset-backed security and the remaining $3.2 million primarily related to two airline industry issuers. In 2002, the Company recorded charges of $53.9 million due to the impairment of fixed income securities primarily issued by companies in the communications sector. In 2001, $7.8 million of the $10.0 million realized loss resulted from the sale of all of the Company's holdings in fixed income securities issued by Enron Corporation, with the balance primarily attributable to credit-related sale and impairment of securities issued by companies in the communications sector. Gains realized in 2003 included $16.1 million from sales of securities for which impairment charges were recorded in 2002. Net realized investment gains and losses for 2003, 2002 and 2001 also reflected gains realized from ongoing investment portfolio management activity.

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

     The table below presents the Company's fixed maturity securities portfolio as of December 31, 2003 by major asset class, including the ten largest sectors of the Company's corporate bond holdings.

                                                                               Pretax
                                            Number of    Fair     Amortized  Unrealized
                                             Issuers     Value      Cost     Gain(Loss)
                                            ---------  ---------  ---------  ----------
Corporate bonds
   Banking and Finance....................         34  $   310.0  $   285.9  $     24.1
   Energy.................................         40      219.1      205.4        13.7
   Food and Beverage......................         28      128.9      124.2         4.7
   Utilities..............................         19      128.9      123.3         5.6
   Telecommunications.....................         15      108.8      101.2         7.6
   Industry, Manufacturing................         19       79.1       76.2         2.9
   Insurance..............................         10       77.4       73.8         3.6
   Transportation.........................         10       77.2       76.7         0.5
   Broadcasting and Media.................         21       51.4       46.6         4.8
   Healthcare.............................         22       48.8       46.9         1.9
   All Other Corporates (1)...............        104      418.8      393.8        25.0
                                            ---------  ---------  ---------  ----------
      Total corporate bonds...............        322    1,648.4    1,554.0        94.4
Mortgage-backed securities
   Government.............................        442      660.1      647.7        12.4
   Other..................................          6       56.5       53.4         3.1
Municipal bonds...........................        154      502.9      488.1        14.8
Government bonds
   U.S....................................          5      300.9      295.6         5.3
   Foreign................................          8       36.2       33.1         3.1
Collateralized debt obligations (2).......          7       33.2       33.2          --
Asset-backed securities...................          7       20.5       19.8         0.7
                                            ---------  ---------  ---------  ----------
      Total fixed maturity securities.....        951  $ 3,258.7  $ 3,124.9  $    133.8
                                            =========  =========  =========  ==========

----------
(1) The All Other Corporates category contains 18 additional industry classifications. Real estate, automobiles, paper, retail, defense, chemicals, consumer products and metals represented $304.0 million of fair value at December 31, 2003, with the remaining 10 classifications each representing less than $27 million of the fair value at December 31, 2003.
(2) Six of the securities were rated investment grade by Standard and Poor's Corporation and/or Moody's Investors Service, Inc. at December 31, 2003.

     At December 31, 2003, the Company's diversified fixed maturity portfolio consisted of 1,139 investment positions and totaled approximately $3.3 billion in fair value. The portfolio was 94.1% investment grade, based on fair value, with an average quality rating of A+. At December 31, 2003, the portfolio had approximately $11 million pretax of total gross unrealized losses related to 113 positions. At December 31, 2002, the total pretax gross unrealized losses were approximately $27 million related to 137 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at December 31, 2003, including the length of time that the securities have continuously been in an unrealized loss position.

        Investment Positions With Unrealized Losses Segmented by Quality
                    and Period of Continuous Unrealized Loss
                             As of December 31, 2003

                                                                               Pretax
                                            Number of    Fair     Amortized  Unrealized
                                            Positions    Value      Cost        Loss
                                            ---------  ---------  ---------  ----------
Investment grade
   6 Months or less.......................         65  $   347.8  $   352.9  $     (5.1)
   7 through 12 months....................         18       90.1       94.4        (4.3)
   13 through 24 months...................          1        2.6        2.7        (0.1)
   25 through 36 months...................          1        2.9        3.0        (0.1)
   37 through 48 months...................         --         --         --          --
   Greater than 48 months.................         --         --         --          --
                                            ---------  ---------  ---------  ----------
      Total...............................         85  $   443.4  $   453.0  $     (9.6)
                                            =========  =========  =========  ==========
Non-investment grade
   6 Months or less.......................         19  $    11.3  $    11.7  $     (0.4)
   7 through 12 months....................         --         --         --          --
   13 through 24 months...................         --         --         --          --
   25 through 36 months...................          1        5.9        6.1        (0.2)
   37 through 48 months...................         --         --         --          --
   Greater than 48 months.................          2        9.4       10.0        (0.6)
                                            ---------  ---------  ---------  ----------
      Total...............................         22  $    26.6  $    27.8  $     (1.2)
                                            =========  =========  =========  ==========
Not rated
      Total, all 13 through 24 months.....          6  $     2.5  $     2.5           *
                                            =========  =========  =========  ==========
         Grand total......................        113  $   472.5  $   483.3  $    (10.8)
                                            =========  =========  =========  ==========

----------
*    Less than $0.1 million

     Of the securities with unrealized losses, no issuers had pretax unrealized losses greater than $2 million and no securities were trading below 80% of book value at December 31, 2003. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2003 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2003. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company's investment guidelines generally limit single corporate issuer concentrations to 4.0% (after tax) of shareholders' equity for "AA" or "AAA" rated securities, 2.5% (after tax) of shareholders' equity for "A" rated securities, 2.0% (after tax) of shareholders' equity for "BBB" rated securities, and 1.0% (after tax) of shareholders' equity for non-investment grade securities.

     Benefits, Claims and Settlement Expenses

                                                 Year Ended           Growth Over         Year Ended
                                                December 31,           Prior Year        December 31,
                                            --------------------  ---------------------  ------------
                                              2003       2002      Percent     Amount        2001
                                            ---------  ---------  ---------  ----------  ------------
Property and casualty.....................  $   472.9  $   410.2       15.3% $     62.7  $      433.3
Annuity...................................        0.8        0.8         --          --          (0.8)
Life......................................       45.3       39.9       13.5%        5.4          41.1
Corporate & other.........................         --         --         --          --           2.0
                                            ---------  ---------  ---------  ----------  ------------
   Total..................................  $   519.0  $   450.9       15.1% $     68.1  $      475.6
                                            =========  =========  =========  ==========  ============


                 Property and Casualty Claims and Claim Expenses

                                                            Year Ended December 31,
                                                       -------------------------------
                                                         2003       2002       2001
                                                       ---------  ---------  ---------
Incurred claims and claim expenses:
   Claims occurring in the current year..............  $   416.5  $   387.7  $   416.8
   Increase (decrease) in estimated reserves for
    claims occurring in prior years (1):
      Policies written by the Company (2)............       58.3       20.8       14.5
      Business assumed from state reinsurance
       facilities....................................       (1.9)       1.7        2.0
                                                       ---------  ---------  ---------
         Total increase..............................       56.4       22.5       16.5
                                                       ---------  ---------  ---------
         Total claims and claim expenses
          incurred (2)...............................  $   472.9  $   410.2  $   433.3
                                                       =========  =========  =========
Net reserves, end of period..........................  $   320.9  $   272.6  $   272.0
   Plus reinsurance recoverables.....................       20.6       44.7       34.1
                                                       ---------  ---------  ---------
Gross reserves, end of period........................  $   341.5  $   317.3  $   306.1
                                                       =========  =========  =========
Property and casualty GAAP loss ratio:
   Before catastrophe losses.........................       82.4%      76.6%      83.0%
   After catastrophe losses..........................       88.6%      78.9%      85.2%
Property and casualty GAAP loss ratio excluding net
 increases in estimated reserves for claims occurring
 in prior years:
      Before catastrophe losses......................       71.8%      72.0%      79.8%
      After catastrophe losses.......................       78.0%      74.3%      82.0%

----------
(1) Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(2) For the year ended December 31, 2002, these amounts excluded a $1.6 million statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company's Consolidated Statements of Operations.

     In 2003, the voluntary automobile loss ratio increased compared to 2002 primarily reflecting adverse development and strengthening of prior years' reserves, as described below. The Company's benefits, claims and settlement expenses also reflected underlying improvement in the homeowners loss ratio as a result of loss containment initiatives and the favorable impact of rate increases on earned premiums which was offset by an increase in catastrophe losses. In 2002, the Company's benefits, claims and settlement expenses reflected improvements in both the voluntary automobile and the homeowners loss ratios, including catastrophe losses and the impact of litigation charges, as a result of mild weather, loss containment initiatives and the favorable impact of the Company's restructuring of its Massachusetts automobile business. Favorable property and casualty current accident year loss trends were partially offset by adverse development in prior years' reserves. In 2001, the Company's benefits, claims and settlement expenses were affected adversely by strengthening of prior years' reserves for property and casualty claims and by a high level of non-catastrophe weather-related losses.

     Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $58.3 million for the full year 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years, compared to adverse reserve development of $22.3 million in 2002 which was primarily related to (1) automobile loss reserves from accident years 2001 and years prior to 1997 and (2) loss adjustment expense reserves from the 2001 and 2000 accident years for both automobile and homeowners. Adverse development recorded in 2002 also included $1.6 million due to a provision for the costs of resolving class action lawsuits related to diminished value brought against the Company. Net adverse development of total reserves for property and casualty claims occurring in prior years, including involuntary business, was $56.4 million in 2003, $24.0 million in 2002 and $16.5 million in 2001. The Company's property and casualty reserves were $320.9 million, $272.6 million and $272.0 million at December 31, 2003, 2002 and 2001, respectively, net of anticipated reinsurance recoverables.

     During 2002 and 2003, the Company made changes in its property and casualty claims function including hiring of new management and claim adjusters (new hires represented over half of the Company's 300 claims employees at December 31, 2003), implementing improved processes and consolidating the previous 17 branch offices into 6 regional claims offices, which began in late-November 2002 and was completed in the first quarter of 2003. Installation and implementation of the new claims administration system, including related process changes, occurred in the third and fourth quarters of 2003 in the first two claims offices with the remaining four offices planned for the first half of 2004.

     As part of the claims operation redesign effort, open claim files -- particularly for automobile liability claims -- were reviewed by the new team. In the first half of 2003, these reassessments resulted in a higher projected ultimate liability for automobile liability claims from accident years 2001, 2000 and 1999 and prior. The high level of property and casualty paid and case reserve activity on older bodily injury claims that was observed in the second quarter of 2003 continued in the third quarter as the Company's new claims organization intensified their efforts to bring older claims files up to date. Furthermore, the acceleration of claim disposition rates extended into the third quarter, as the new organization also moved to reduce the backlog of older claims and handle current claims on a timely basis. As a result, the estimation of claims costs, settlement rates and severity has been complicated in recent quarters due to the degree of change involved.

     As a result of the factors above, and in light of the pattern of adverse prior years' reserve development observed over the five quarters ended September 30, 2003, at the end of the third quarter, the Company's management retained an independent property and casualty actuarial and claims consulting firm to conduct a detailed review of the Company's claims handling practices and their integration with the Company's reserving practices. The consultant's claims and actuarial specialists reviewed claim files as well as past and current claims handling processes and procedures, including case reserving practices, in each of the Company's six claims offices. They also performed an assessment of the Company's actuarial processes for establishing IBNR and supplemental reserves.

     The Company's December 31, 2003 actuarial analysis and reserve estimates incorporated the observations of the consultant's claims and reserving practices review. The low and high end of a reasonable range of reserve estimates for all of the Company's coverages indicated net claim reserve levels of $286 million and $338 million, respectively. In recording the December 31, 2003 net reserves of $320.9 million, the Company assessed the relative weight given to emerging claim trends resulting from recent business process changes, pricing and claims handling. Based upon this analysis, the Company selected a higher point in the range for reserves related to the automobile liability coverages.

     The following table quantifies the amount of adverse/(favorable) reserve development recorded in each quarter in 2003 for each line of business and the accident years to which the re-estimates relate:

                                                                     Other
                                       Voluntary       Total       Property &
                           Total      Automobile     Property       Casualty
                        -----------   -----------   -----------   -----------
Three months ended
 March 31, 2003
---------------------
Accident Years:
   2002..............   $       0.8   $       1.1   $      (0.9)  $       0.6
   2001..............           1.4           1.7           0.6          (0.9)
   2000 & Prior......           2.1           2.8          (0.1)         (0.6)
                        -----------   -----------   -----------   -----------
      Total..........   $       4.3   $       5.6   $      (0.4)  $      (0.9)
                        ===========   ===========   ===========   ===========
Three months ended
 June 30, 2003
---------------------
Accident Years:
   2002..............   $       5.8   $       6.4   $      (0.6)  $        --
   2001..............           0.7           1.0          (0.3)           --
   2000 & Prior......           3.4           2.8           0.2           0.4
                        -----------   -----------   -----------   -----------
      Total..........   $       9.9   $      10.2   $      (0.7)  $       0.4
                        ===========   ===========   ===========   ===========
Three months ended
 September 30, 2003
---------------------
Accident Years:
   2002..............   $      12.9   $      10.7   $       1.3   $       0.9
   2001..............           8.8           9.0           0.2          (0.4)
   2000 & Prior......           8.4           7.7           0.1           0.6
                        -----------   -----------   -----------   -----------
      Total..........   $      30.1   $      27.4   $       1.6   $       1.1
                        ===========   ===========   ===========   ===========
Three months ended
 December 31, 2003
---------------------
Accident Years:
   2002..............   $       7.8   $       6.9   $       0.3   $       0.6
   2001..............           1.9           1.9            --            --
   2000 & Prior......           2.4           5.0          (0.2)         (2.4)
                        -----------   -----------   -----------   -----------
      Total..........   $      12.1   $      13.8   $       0.1   $      (1.8)
                        ===========   ===========   ===========   ===========


    During 2000, the Company noted increases in paid severities in excess of the original expectations in its direct voluntary automobile line of business. As a result, the Company continued to monitor such severity trends until such time as the Company believed that they were sufficiently credible to require adjustment to the Company's claim and claim expense reserve projections. Accordingly, the Company revised its projections in the fourth quarter of 2000 to give greater weight to the increasing trend of claim severities.

     In 2001, the Company refined its claim reserving methodologies and trend analyses including more detailed analyses of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. The nature of the adverse trends in the second and fourth quarters of 2001 that caused the Company to increase reserves consisted primarily of the following: (1) an increase in the frequency and severity of educators excess professional liability claims; (2) the utilization of selected ultimate subrogation recoverables that were not trending with actual recoveries; and (3) the utilization of selected ultimate loss ratios in establishing reserves for ceded voluntary automobile excess liability claims and ceded Massachusetts involuntary automobile reserves that were not trending with actual results.

     In the third quarter of 2002, the Company increased its reserves for prior accident years primarily related to allocated claim adjustment expenses for the voluntary automobile and homeowners lines and claims for the educator excess professional liability product. The Company had noted increases in paid claims and claim expenses for prior accident years in these lines during the first and second quarters of 2002 and continued to monitor such adverse trends until such time as the Company believed that they were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its loss projections in the third quarter of 2002, incorporating the higher paid claims and claim expense trends.

     In the fourth quarter of 2002, the Company increased its reserves for prior accident years related primarily to (1) automobile claim reserves from accident years 2001, 2000 and years prior to 1997 and (2) allocated and unallocated claim expense reserves from the 2001 accident year for both automobile and homeowners. During the third and fourth quarters of 2002, the Company continued to closely monitor emerging trends in (1) the severity of payments on previously reported losses for voluntary automobile and (2) paid claim adjustment expenses for these prior accident years until such time as the Company believed that the trends were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its projections in the fourth quarter of 2002, incorporating the higher paid claims and claim expense trends.

     As the Company's claims operation redesign efforts progressed during 2003, the elevated level of claim payments and case reserve activity related to prior accident years continued. Consequently, the Company revised its loss projections throughout 2003, most notably in the third quarter, as greater relative weight was given to the emerging claim trends.

     At the time each of the reserve analyses were performed, the Company believed that each estimate was based upon sound and correct methodology, that such methodology was appropriately applied and that there were no trends which indicated the likelihood of future adverse development. The financial impact of the net reserve strengthening was therefore accounted for in the period that the change was determined.

     For 2003, total incurred property and casualty catastrophe losses were $33.2 million, the Company's record high, compared to $11.9 million in 2002 and $11.2 million in 2001. The 2003 increase generated approximately 4 percentage points of the increase in the property and casualty loss ratio. Homeowners claims from the California wildfires, net of anticipated reinsurance recoveries, represented $12.0 million of the 2003 losses and occurred in the fourth quarter. Claims from Hurricane Isabel, primarily in the homeowners line, represented $5.0 million of the losses and occurred in the third quarter of 2003. Incurred catastrophe losses in 2001 included a net benefit of $1.1 million due to favorable development of reserves for 2000 catastrophe losses.

     Including the higher level of catastrophe losses, the property loss ratio of 82.6% for 2003 increased approximately 1.5 percentage points compared to 2002 in spite of a 13 percentage point increase attributable to higher catastrophe losses in 2003. The adverse impact of catastrophes was nearly offset by an increase in average premium per policy and an improvement in loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management and an aggressive reunderwriting program. The property loss ratio was 97.0% in 2001.

     The voluntary automobile loss ratio for 2003 increased approximately 13 percentage points compared to the prior year. The loss ratio in 2003 included
14.5 percentage points due to adverse development of prior years' reserves compared to an impact of approximately 4 percentage points a year earlier. The voluntary automobile loss ratio for 2002 decreased approximately 2 percentage points compared to 2001.

     As disclosed in the Company's Annual Reports on Form 10-K for 2002 and 2001, early in 2001 management discovered deficiencies in the tax compliance testing procedures associated with certain of the Company's life insurance policies that could jeopardize the tax status of some of those life policies. Deficiencies in the Company's computer-based monitoring of premiums, combined with the complexity of certain of the Company's life insurance products, resulted in the acceptance of too much premium for certain policies under the applicable tax test the Company was using. As a result of this discovery, the Company retained outside experts to assist with the investigation and remediation of this issue. The deficiencies in the testing procedures related to compliance with Internal Revenue Code ("IRC") Section 7702 (Definition of Life Insurance) were identified and corrected. Such a problem is not uncommon in the life insurance industry and the Company pursued a remedy following Internal Revenue Service ("IRS") procedures that have been established to address this type of situation. The Company recorded $2.0 million of policyholder benefits in the Corporate and Other segment in the fourth quarter of 2001, as well as $1.0 million of operating expense, which represented the Company's best estimate of the costs to the Company to resolve these problems. In July 2003, the Company entered into agreements with the IRS resolving its compliance with IRC Section 7702 (Definition of Life Insurance). The accrual established at December 31, 2001 was adequate to cover these costs.

     The Company is in the process of identifying and correcting any related deficiencies in the testing procedures and quantifying any potential exposure associated with IRC Section 7702A (Modified Endowment Contracts). The Company recorded $0.8 million of operating expense in the Corporate and Other segment in the second quarter of 2003 which represents its current best estimate of the costs to the Company to complete this correction and assessment process. By the end of 2004, the Company expects to have completed implementation of its testing procedures. In 2005, the Company expects to quantify its potential exposure, if any, associated with IRC Section 7702A.

     Interest Credited to Policyholders

                            Year Ended          Growth Over        Year Ended
                           December 31,          Prior Year       December 31,
                       -------------------   ------------------   ------------
                        2003        2002     Percent    Amount        2001
                       --------   --------   -------   --------   ------------

Annuity.............   $   71.3   $   68.4       4.2%  $    2.9   $       67.9
Life................       31.7       30.0       5.7%       1.7           28.6
                       --------   --------             --------   ------------
   Total............   $  103.0   $   98.4       4.7%  $    4.6   $       96.5
                       ========   ========             ========   ============

     Compared to the prior year, the 2003 increase in annuity segment interest credited reflected an 8.9% increase in average accumulated fixed deposits, partially offset by a 22 basis point decline in the average annual interest rate credited to 4.6%. Compared to the 2001 rate of 5.1%, the fixed annuity average annual interest rate credited decreased to 4.8% for 2002. Offsetting the decline in the rate credited, the average accumulated fixed deposits increased 6.4% for 2002 compared to 2001. Life insurance interest credited increased in both 2003 and 2002 as a result of the growth in interest-sensitive life insurance reserves.

     Operating Expenses

     In 2003, operating expenses increased $6.1 million, or 4.6%, compared to 2002 including an increase in investments in technology and property and casualty underwriting initiatives as well as fees related to the Company's life subsidiary surplus relief transaction. In 2002, operating expenses increased $7.5 million, or 6.1%, compared to 2001. The higher level of company-wide expense was due predominantly to increased employee benefits costs, including transition costs related to changes in the Company's defined benefit pension plan, and reduced employee incentive compensation expenses in 2001. Excluding these factors, operating expenses for the two periods were approximately equal.

     In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, were $4.8 million and $6.2 million in 2003 and 2002, respectively, and are currently estimated to be approximately $4 million for 2004. These costs are largely as a result of settlement accounting provisions that are expected to be triggered as a result of the higher retirement rate currently being experienced by the Company, coupled with more retirees choosing lump sum distributions, and the impact of declines in the market value of the pension plan's assets in 2002 and 2001.

     The Company's policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believed to be appropriate in light of the then current volatility in the financial markets. In 2003, the Company contributed $8.8 million to the defined benefit pension plan, with the entire amount being in excess of the required minimum amount. Based on assumptions at the time of this Report on Form 10-K, the Company anticipates contributing approximately $3.5 million to the defined benefit pension plan in 2004. All defined benefit pension plan investments are set aside in a trust fund.

     The property and casualty GAAP expense ratio of 23.7% for the year ended December 31, 2003 increased approximately 1 percentage point over 2002, and the 2002 ratio increased approximately 1.5 percentage points over 2001, in both cases primarily reflecting the property and casualty segment's portion of the increase in corporate-wide expenses.

     Amortization of Policy Acquisition Expenses and Intangible Assets

     For 2003, the combined amortization of policy acquisition expenses and intangible assets was $69.3 million compared to $67.0 million recorded in 2002 and $63.8 million recorded in 2001. Amortization of intangible assets was $5.0 million for the year ended December 31, 2003 compared to $5.7 million for 2002 and $5.8 million in 2001. Amortization of goodwill, which was $1.6 million in 2001, was eliminated with the 2002 adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

     Amortized policy acquisition expenses of $64.3 million in 2003 were $3.0 million more than the prior year and 2002 amortization exceeded 2001 by $3.3 million, in both cases primarily related to the property and casualty segment.

     Income Tax Expense

     The effective income tax rate on the Company's pretax income, including realized investment gains and losses, was a tax of 1.0% for the year ended December 31, 2003 compared to a benefit of 46.8% for 2002 and a tax of 9.5% for 2001.

     Income from investments in tax-advantaged securities reduced the effective income tax rate 36.3, 76.2 and 13.4 percentage points for the years ended December 31, 2003, 2002 and 2001, respectively. While the amount of income from tax-advantaged securities in 2003 increased somewhat compared to 2002, the reduced level of income before income taxes in 2002 resulted in this having a more significant impact on the 2002 effective income tax rate. The impact of tax advantaged securities in 2002 included 13.3 percentage points from the prior year's tax return. Also in 2002 and 2001, the Company's tax provision was reduced by $0.8 million and $3.0 million, respectively, reflecting the release of excess tax provision previously recorded, representing 9.9 and 10.7 percentage points, respectively.

     Net Income

     For 2003, the Company reported net income of $19.0 million, or $0.44 per share, compared to $11.3 million, or $0.28 per share, for 2002 and $25.6 million, or $0.63 per share, in 2001. In 2003, net income was negatively impacted by adverse development and strengthening of prior years' property and casualty reserves as well as a significant level of catastrophe losses, partially offset by net realized gains on securities. 2003 net income comparisons to 2002 were also negatively impacted by decreases in investment income. These negative prior year comparisons were partially offset by the impact of property and casualty rate increases on earned premiums and favorable property loss results excluding the impact of catastrophes.

     Net income in 2002 as compared to 2001 benefited from positive developments in the Company's property and casualty segment including: the impact of rate increases on earned premiums; improved 2002 accident year loss trends; lower weather-related losses; and the Company's restructuring of its Massachusetts automobile business. In addition, net income in 2002 benefited from the January 1, 2002 discontinuance of goodwill amortization. These positive prior year comparisons were partially offset by greater adverse development of property and casualty prior years' reserves. Net income in 2002 was also negatively affected by (1) the significant level of realized investment losses, (2) decreases in investment income due to lost income related to investment credit issues and declining interest rates, (3) tightening margins on variable annuities resulting from adverse market conditions and (4) higher company-wide operating expenses resulting primarily from transition costs related to changes in the Company's retirement plans and lower employee incentive compensation in 2001.

     Net income (loss) by segment and net income per share were as follows:

                                                    Year Ended                    Growth Over             Year Ended
                                                    December 31,                  Prior Year             December 31,
                                             ---------------------------   ---------------------------   ------------
                                                 2003         2002            Percent       Amount           2001
                                             ------------   ------------   ------------   ------------   ------------
Net income (loss)
   Property & casualty
      Before catastrophe losses...........   $        3.8   $       27.7          -86.3%  $      (23.9)  $       12.5
      Catastrophe losses, after tax.......          (21.6)          (7.8)                        (13.8)          (7.3)
                                             ------------   ------------                  ------------   ------------
         Total including catastrophe
          losses .........................          (17.8)          19.9                         (37.7)           5.2
   Annuity................................           14.4           17.0          -15.3%          (2.6)          20.6
   Life...................................           13.4           18.9          -29.1%          (5.5)          18.7
   Corporate and other (1)................            9.0          (44.5)                         53.5          (18.9)
                                             ------------   ------------                  ------------   ------------
         Total............................   $       19.0   $       11.3           68.1%  $        7.7   $       25.6
                                             ============   ============                  ============   ============
Net income per share, diluted.............   $       0.44   $       0.28           57.1%  $       0.16   $       0.63
                                             ============   ============                  ============   ============
Property and casualty
   GAAP combined ratio:
      Before catastrophe losses...........          106.1%          99.6%                          6.5%         104.6%
      After catastrophe losses............          112.3%         101.9%                         10.4%         106.8%

----------
(1) The Corporate and Other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management's evaluation of the results of those segments

     Net income for the property and casualty segment has been significantly impacted by adverse development of prior years' reserves and, in 2003, catastrophe losses which are described in "Results of Operations for the Three Years Ended December 31, 2003 -- Benefits, Claims and Settlement Expenses".

     Annuity segment net income in 2003 decreased $2.6 million compared to 2002 which, in turn, declined by $3.6 million compared to 2001. 2003 income was adversely impacted by a reduction in the pretax net interest margin of $6.2 million, reflecting spread compression due to lower investment income. Partially offsetting this, valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at December 31, 2003 resulted in a $2.6 million reduction in amortization compared to a minimal impact resulting from similar valuations a year earlier. 2002 annuity segment net income, particularly for the last half of 2002, was adversely impacted by reductions in investment income as a result of investment credit issues, declining interest rates and the increase in company-wide operating expenses.

     Life segment net income decreased $5.5 million compared to 2002, primarily reflecting a decline in investment income, an increase in mortality costs and fees in 2003 related to the Company's surplus relief transactions. 2002 life segment net income was comparable to 2001.

     The change in the 2003 net income (loss) for the Corporate and Other segment compared to 2002 primarily reflected realized investment gains in 2003 compared to realized investment losses, including impairment charges, in 2002. Interest expense on the Company's outstanding debt decreased compared to the prior year, reflecting refinancing transactions completed in the last eight months of 2002. The increase in the net loss for the corporate and other segment in 2002 compared to 2001 primarily reflected the significant increase in realized investment losses in 2002, as described above. This segment benefited from the change in accounting, which was effective January 1, 2002, that eliminated goodwill amortization. For the year ended December 31, 2001, amortization of goodwill was $1.6 million. In 2001, the loss for the corporate and other segment reflected (1) a pretax charge of $3.0 million related to problems with the life insurance tax status of certain of the Company's life policies and also (2) a $3.0 million reduction of the Company's tax provision, reflecting the release of excess tax provision previously recorded.

     In May, September and October 2002, the Company used a portion of the proceeds from the sale of its Convertible Notes to repay the balance outstanding under the previous Bank Credit Agreement and repurchase $71.4 million of its outstanding Senior Notes and $53.0 million aggregate principal amount, $25.2 million carrying value, of its outstanding Senior Convertible Notes. The debt retirement in 2002 resulted in a pretax charge of $2.3 million. In June 2002, the Company recorded a pretax charge of $1.6 million to income, representing the Company's best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. In addition, in the third quarter of 2002 the Company recorded a pretax charge of $4.2 million due to restructuring of its property and casualty claim operations. These three charges were reflected in the Corporate and Other net loss for the year ended December 31, 2002.

     In 2001, the Company reached conclusion on its strategic direction for automobile business in the State of Massachusetts and recorded charges of $7.3 million pretax related to actions to restructure its presence in the Massachusetts automobile market. Also in 2001, the Company recorded federal income tax benefits of $1.3 million due to resolution of the Company's liability for the 1997 tax year.

     Return on shareholders' equity based on net income was 3%, 2% and 6% for the 12 months ended December 31, 2003, 2002 and 2001, respectively.

     Based on the Company's full year 2003 results and generally positive underlying operating trends, at the time of this Report on Form 10-K, management anticipates that 2004 full year net income before realized investment gains and losses will be within a range of $1.20 to $1.30 per share. This projection reflects management's anticipation of improvement in the underlying (current accident year) property and casualty combined ratio and stabilization of income from the annuity and life segments. As described in "Critical Accounting Policies," certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

     Special Purpose Entities

     At December 31, 2003, 2002 and 2001, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 30% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2003, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC's third largest shareholder with 8% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2003, is the investment advisor for two of the mutual funds offered to the Company's annuity customers.

     Investments

     Information regarding the Company's investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in "Business -- Investments".

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

     Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2003, net cash provided by operating activities decreased compared to 2002 reflecting an increase in federal income taxes paid, a reduction in investment income collected, and an increase in net cash used for insurance underwriting. In 2003 and 2002, the Company made cash contributions to its defined benefit pension plan trust fund of $8.8 million and $7.9 million, respectively, both exceeding the actuarially-determined required minimum amount.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2004 without prior approval are approximately $43 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

     For the year ended December 31, 2003, receipts from annuity contracts increased 13.4%. Annuity contract maturities and withdrawals decreased $97.0 million, or 51.1%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 92.8% and 95.1%, respectively, for the 12 month period ended December 31, 2003. Net transfers to variable annuity accumulated cash values increased $95.8 million compared to the prior year.

     Contractual Obligations

                                                                   Payments Due By Period
                                                                   As of December 31, 2003
                                             ------------------------------------------------------------------------
                                                                                                          More Than
                                                             Less Than     1 - 3 Years    3 - 5 Years      5 Years
                                                               1 Year       (2005 and      (2007 and     (2009 and
                                                Total          (2004)          2006)          2008)        beyond)
                                             ------------   ------------   ------------   ------------   ------------
Short-term Obligations (1):
   Bank Credit Facility...................   $     25,781   $        550   $     25,231             --             --
Long-Term Debt Obligations (1):
   Convertible Notes Due 2032.............        256,694          3,484          6,968   $      1,742   $    244,500
   Senior Notes Due 2006..................         33,337          1,895         31,442             --             --
                                             ------------   ------------   ------------   ------------   ------------
      Total...............................   $    315,812   $      5,929   $     63,641   $      1,742   $    244,500
                                             ============   ============   ============   ============   ============

----------
(1)  Includes principal and interest.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $10 million in 2003 and approximately $8 million for each of the years ended December 31, 2002 and 2001. It is anticipated that the Company's payments under operating leases for the full year 2004 will be comparable to the 2003 payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

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

     The total capital of the Company was $700.2 million at December 31, 2003, including $144.7 million of long-term debt and $25.0 million of short-term debt outstanding. Total debt represented 27.4% of capital excluding unrealized investment gains and losses (24.2% including unrealized investment gains and losses) at December 31, 2003, slightly above the Company's long-term target of 25%.

     Shareholders' equity was $530.5 million at December 31, 2003, including a net unrealized gain in the Company's investment portfolio of $81.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $596.8 million and $13.97, respectively, at

December 31, 2003. Book value per share was $12.42 at December 31, 2003 ($10.51 excluding investment fair value adjustments).

     On May 14, 2002, the Company issued $353.5 million aggregate principal amount of 1.425% Senior Convertible Notes ("Senior Convertible Notes"), which will mature on May 14, 2032, at a discount of 52.5% resulting in an effective yield of 3.0%. The Senior Convertible Notes were privately offered only to qualified institutional buyers under Rule 144A under the Securities Act of 1933 and outside the U.S. to non-U.S. persons under Regulation S under the Securities Act of 1933. A Securities and Exchange Commission registration statement registering the Senior Convertible Notes was declared effective on November 4, 2002. At a meeting held on September 10 and 11, 2002, the Company's Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Senior Convertible Notes. As of December 31, 2002, net proceeds from the sale of the Senior Convertible Notes had been used to (1) repay the $53.0 million balance outstanding under the previous Bank Credit Agreement on May 14, 2002, (2) repurchase a total of $71.4 million aggregate principal amount of the Company's outstanding 6 5/8% Senior Notes due January 15, 2006 ("Senior Notes") at an aggregate cost of $74.7 million, and (3) repurchase $53.0 million aggregate principal amount, $25.2 million carrying value, of the Company's outstanding Senior Convertible Notes at an aggregate cost of $22.8 million. The remaining proceeds were used for general corporate purposes. In addition to the cash repurchase transactions, in December 2002 the Company repurchased an additional $56.0 million aggregate principal amount, $26.6 million carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $26.0 million in a non-cash transaction. As consideration for this repurchase, 1.8 million shares of HMEC's common stock were issued.

     Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period.

     The Senior Convertible Notes will be convertible at the option of the holders into shares of HMEC's common stock at a conversion price of $26.74, if the conditions for conversion are satisfied. Holders may also surrender Senior Convertible Notes for conversion during any period in which the credit rating assigned to the Senior Convertible Notes is Ba2 or lower by Moody's or BB+ or lower by S&P, the Senior Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Senior Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Senior Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Senior Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock.

     The Senior Convertible Notes have an investment grade rating from Standard & Poor's Corporation ("S&P") (BBB), Moody's Investors Service, Inc. ("Moody's")
(Baa3), Fitch Ratings, Ltd. ("Fitch") (BBB+), and A.M. Best Company, Inc. ("A.M. Best") (bbb-). Also see "Financial Ratings". The Senior Convertible Notes are traded in the open market (HMN 1.425).

     In January 1996, the Company issued $100.0 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") at a discount of 0.5% which will mature on January 15, 2006. In 2002, the Company repurchased $71.4 million aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Senior Convertible Notes, as described above. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option. The Senior Notes have an investment grade rating from S&P (BBB), Moody's (Baa3), Fitch (BBB+) and A.M. Best (bbb-). The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

     On December 31, 2003, the Company borrowed $25.0 million under its Bank Credit Agreement at an interest rate of Interbank Offering Rate plus 1.0%, or 2.2%. The Bank Credit Agreement provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Bank Credit Facility"). The Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.25% on an annual basis at December 31, 2003.

     To provide additional capital management flexibility, the Company filed a "universal shelf" registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. No securities associated with the registration statement have been issued as of the date of this Report on Form 10-K.

     The Company's ratio of earnings to fixed charges for the year ended December 31, 2003 was 4.0x, reflecting the impact of $56.4 million of pretax adverse development of prior years' property and casualty reserves recorded in 2003, compared to 1.9x for the prior year which reflected $49.4 million of pretax realized investment losses recognized during 2002.

     Total shareholder dividends were $18.0 million for the year ended December 31, 2003. In March 2004, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

     Information regarding the reinsurance program for the Company's property and casualty segment is located in "Business -- Property and Casualty Segment -- Property and Casualty Reinsurance".

     On December 31, 2003, the Company's primary life insurance subsidiary, Horace Mann Life Insurance Company ("HMLIC"), entered into a reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada ("SLACC") which replaced the 2002 agreement with Sun Life Reinsurance Company Limited ("SLRCL"), a member of the Sun Life Financial Group. Under the terms of the December 31, 2003 agreement, which is expected to be in place for a five year period, HMLIC ceded to SLACC, on a combination coinsurance and modified coinsurance basis, a 75% quota share of HMLIC's in force interest-sensitive life block of business issued prior to January 1, 2002. SLACC assumes its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC's liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission received by HMLIC was $50.0 million and resulted in a $32.5 million after-tax increase in HMLIC's statutory surplus. Subsequent growth in HMLIC's statutory surplus is expected to be reduced by approximately $6.5 million annually, as the coinsurance reserve declines over the term of the agreement. Fees related to these transactions, which are anticipated to reduce the Company's pretax GAAP income by approximately $1 million in 2004, are also expected to decline over the term of the agreement. These transactions improved the statutory operating leverage and risk-based capital ratio of HMLIC in 2003 and 2002. The agreement contains a condition whereby HMLIC must maintain an S&P financial strength rating of BBB- or higher. If this condition is not maintained for a period of more than 60 consecutive days, HMLIC may recapture the agreement without penalty after giving 30 days written notice.

Financial Ratings

     The Company's principal insurance subsidiaries are rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Ltd. ("Fitch") and A.M. Best Company, Inc. ("A.M. Best"). These rating agencies have also assigned ratings to the Company's long-term debt securities.

     Assigned ratings as of March 1, 2004 were as follows (the insurance financial strength ratings for the Company's property and casualty insurance subsidiaries and the Company's principal life insurance subsidiary are the same, except where indicated):

                                           Insurance
                                           Financial
                                        Strength Ratings     Debt Ratings
                                            (Outlook)         (Outlook)
                                        ----------------   ----------------
As of March 1, 2004
-------------------------------
S&P (1)........................            A  (negative)    BBB  (negative)
Moody's (1)....................   P&C:    A3  (negative)   Baa3  (negative)
                                 Life:    A3  (stable)
Fitch..........................            A+ (negative)   BBB+  (negative)
A.M. Best......................            A- (stable)     bbb-  (stable)

----------
(1) This agency has not yet rated Horace Mann Lloyds.

     In October 2003, Fitch lowered by one notch the insurance financial strength and senior debt ratings of Horace Mann Educators Corporation. The financial strength ratings of the Company's insurance subsidiaries were lowered to "A+" from "AA-" and the senior debt ratings were lowered to "BBB+" from "A-". At that time, the outlook for each of the ratings was Stable.

     Fitch indicated that the rating action reflected their belief that it will be difficult for Horace Mann's property and casualty operations to return to the significantly better than industry average underwriting performance that had historically been achieved. Additionally, Fitch believed that life and annuity earnings and surplus growth for 2003 would be below historical levels due to spread compression on the fixed annuity products and lower levels of separate account assets under management. Fitch also indicated that the ratings continue to be supported by the Company's strong risk based capitalization, well defined market niche in the educator market, strong reinsurance protection and a high quality, liquid investment portfolio. Fitch noted that the Company continues to have an advantageous position in the educator marketplace and reasonable business strategies for profitable growth.

     On October 27, 2003, the Company pre-announced the third quarter 2003 adverse development and strengthening of property and casualty reserves and the related impact on net income for the third quarter of 2003. Following this announcement, S&P placed the Company's "BBB+" debt ratings and "A+" financial strength ratings on CreditWatch with negative implications. Moody's also placed the Company's "Baa2" debt ratings and "A2" insurance financial strength ratings on review for possible downgrade. Both rating agencies noted that they would review and update their analyses of the Company's property and casualty reserve adequacy and development trends, as well as prospective earnings, interest coverage, capitalization levels and spread compression on the Company's annuity business.

     In November 2003, A.M. Best lowered by one notch the Company's financial strength and debt ratings. The financial strength rating was lowered to "A-" from "A" and the debt ratings were lowered to "bbb-" from "bbb+". A.M. Best indicated that the downgrades reflected the decline in capitalization driven by unfavorable operating results in recent years in the property and casualty operations. A.M. Best also noted that, although it had declined, the property and casualty capital position continued to support the "A- (Excellent)" rating. A.M. Best's announcement also noted positive factors regarding the Company's operations, similar to the Fitch announcement in October 2003. The outlook for each of the ratings is Stable, as confirmed in a subsequent press release which A.M. Best issued in December 2003.

     In December 2003, Moody's lowered by one notch the Company's financial strength and debt ratings primarily as a result of the Company's ongoing struggles with adverse development of prior years' property and casualty reserves and the impact that has had on earnings and organic capital growth. The financial strength rating was lowered to "A3" from "A2" and its debt rating was lowered to "Baa3" from "Baa2". The outlook for the debt rating and the financial strength rating for the property and casualty subsidiaries remained Negative, reflecting the agency's continued concerns with the Company's ability to improve earnings over the near-term. The outlook for the financial strength rating of the principal life subsidiary is Stable.

     Also in December 2003, S&P lowered by one notch the Company's financial strength and debt ratings, citing reasons similar to those of Moody's. The financial strength rating was lowered to "A" from "A+" and the debt rating was lowered to "BBB" from "BBB+". Although the announcement noted a number of positive operating factors, the outlook for each of the ratings remained Negative.

     In February 2004, Fitch revised the outlook on the Company's "A+" financial strength ratings and "BBB+" debt ratings to Negative. The change in outlook followed the Company's announcement of fourth quarter and full year 2003 earnings which included property and casualty results that were outside of Fitch's previous expectations. Fitch reiterated that the Company's solid risk-based capitalization, sound catastrophe reinsurance program and high quality, liquid investment portfolio continue to support the ratings as assigned.

Market Value Risk

     Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations for the Three Years Ended December 31, 2003 -- Realized Investment Gains and Losses".

     Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company's investments and the credited interest rates on the Company's insurance liabilities.

     The Company manages its market value risk by coordinating the projected cash inflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality, while providing for liquidity and diversification. The investment risk associated with variable annuity deposits and the underlying mutual funds is assumed by those contractholders, and not by the Company. Certain fees that the Company earns from variable annuity deposits are based on the market value of the funds deposited.

     Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2003, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the life and annuity business. For a discussion regarding the Company's investments see "Business -- Investments."

     The Company's life and annuity earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company's ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions.

     Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company's multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2003, the duration of both the investment portfolio and the Company's insurance liabilities was approximately 6.0 years.

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

     The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2003, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would increase by approximately $6 million after tax, or 1% of shareholders' equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $20 million after tax, or 4% of shareholders' equity. At December 31, 2002, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company's assets and liabilities would have decreased by approximately $21 million after tax, or 4% of shareholders' equity. A 100 basis point increase would have decreased the fair value of assets and liabilities by $2 million after tax, or less than 1% of shareholders' equity. In each case, these changes in interest rates assume a parallel shift in the yield curve.

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

Information Systems Risk

     The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, over the past three years the Company has enhanced its existing systems and technology infrastructure and has begun installing new systems, including a new general ledger and financial reporting system which was implemented in the second quarter of 2003 and a new property and casualty claims administration system being implemented over the twelve months ending June 30, 2004. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks on a timely basis.

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

          REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

                        Horace Mann Educators Corporation

     The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001 have been prepared by management, which is responsible for their integrity and reliability. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based upon management's best estimates and judgements. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company's accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company's accounting policies and their application, and the clarity and completeness of the Company's financial statements, which include related disclosures. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the financial statements.

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

     The Board of Directors, through its Audit Committee composed solely of independent directors, is responsible for overseeing the integrity and reliability of the Company's accounting and financial reporting practices and the effectiveness of its system of internal controls. The independent certified public accountants and internal auditors meet regularly with this committee, and have access to this committee with and without management present, to discuss the results of their audit work.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horace Mann Educators Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

                                        /s/ KPMG LLP
                                        KPMG LLP

Chicago, Illinois
February 17, 2004

                        HORACE MANN EDUCATORS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2003 and 2002

                             (Dollars in thousands)
                                                        2003           2002
                                                    ------------   ------------
                      ASSETS
Investments
   Fixed maturities, available for sale, at
    fair value (amortized cost 2003,
    $3,124,861; 2002, $2,859,007)................   $  3,258,674   $  2,991,195
   Short-term and other investments..............        104,904        135,431
   Short-term investments, loaned securities
    collateral...................................         22,147          3,937
                                                    ------------   ------------
      Total investments..........................      3,385,725      3,130,563
Cash.............................................         19,773         60,162
Accrued investment income and premiums
 receivable......................................         99,370         99,954
Deferred policy acquisition costs................        193,703        174,555
Goodwill.........................................         47,396         47,396
Value of acquired insurance in force.............         27,259         31,945
Other assets.....................................         80,531        113,244
Variable annuity assets..........................      1,119,231        854,470
                                                    ------------   ------------
      Total assets...............................   $  4,972,988   $  4,512,289
                                                    ============   ============
      LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
   Fixed annuity contract liabilities............   $  1,526,174   $  1,385,737
   Interest-sensitive life contract
    liabilities..................................        567,209        544,533
   Unpaid claims and claim expenses..............        350,501        326,575
   Future policy benefits........................        181,344        180,577
   Unearned premiums.............................        198,991        189,384
                                                    ------------   ------------
      Total policy liabilities...................      2,824,219      2,626,806
Other policyholder funds.........................        129,888        125,108
Liability for securities lending agreements......         22,147          3,937
Other liabilities................................        177,325        228,441
Short-term debt..................................         25,000             --
Long-term debt...................................        144,703        144,685
Variable annuity liabilities.....................      1,119,231        854,470
                                                    ------------   ------------
      Total liabilities..........................      4,442,513      3,983,447
                                                    ------------   ------------
Preferred stock, $0.001 par value, authorized
 1,000,000 shares; none issued...................             --             --
Common stock, $0.001 par value, authorized
 75,000,000 shares; issued, 2003, 60,225,311;
 2002, 60,194,615................................             60             60
Additional paid-in capital.......................        342,306        342,749
Retained earnings................................        456,330        455,308
Accumulated other comprehensive income
 (loss), net of taxes:
   Net unrealized gains on fixed maturities
    and equity securities........................         81,608         80,567
   Minimum pension liability adjustment..........        (17,252)       (17,265)
Treasury stock, at cost, 2003 and 2002,
 17,503,371 shares...............................       (332,577)      (332,577)
                                                    ------------   ------------
      Total shareholders' equity.................        530,475        528,842
                                                    ------------   ------------
      Total liabilities and shareholders'
       equity....................................   $  4,972,988   $  4,512,289
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Dollars in thousands, except per share data)

                                                      Year Ended December 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Insurance premiums written and contract
 deposits.................................   $    955,459   $    899,329   $    875,566
                                             ============   ============   ============
Revenues
   Insurance premiums and contract
    charges earned........................   $    643,536   $    625,233   $    615,242
   Net investment income..................        184,725        196,048        199,267
   Realized investment gains (losses).....         25,487        (49,407)       (10,019)
                                             ------------   ------------   ------------
      Total revenues......................        853,748        771,874        804,490
                                             ------------   ------------   ------------
Benefits, losses and expenses
   Benefits, claims and settlement
    expenses..............................        518,978        450,866        475,583
   Interest credited......................        102,970         98,380         96,502
   Policy acquisition expenses
    amortized.............................         64,345         61,297         58,048
   Operating expenses.....................        137,318        131,339        123,679
   Amortization of intangible assets......          5,027          5,734          5,774
   Interest expense.......................          6,339          8,517          9,250
   Restructuring charges (adjustments)....           (408)         4,223          7,312
   Debt retirement costs..................             --          2,272             --
   Litigation charges.....................             --          1,581             --
                                             ------------   ------------   ------------
      Total benefits, losses and
       expenses...........................        834,569        764,209        776,148
                                             ------------   ------------   ------------
Income before income taxes................         19,179          7,665         28,342
Income tax expense (benefit)..............            204         (3,668)         2,755
                                             ------------   ------------   ------------
Net income................................   $     18,975   $     11,333   $     25,587
                                             ============   ============   ============
Earnings per share
   Basic..................................   $       0.44   $       0.28   $       0.63
                                             ============   ============   ============
   Diluted................................   $       0.44   $       0.28   $       0.63
                                             ============   ============   ============
   Weighted average number of shares
    and equivalent shares
      Basic...............................     42,712,822     40,941,182     40,616,843
      Diluted.............................     42,904,167     41,199,033     40,877,120

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  (Dollars in thousands, except per share data)

                                                      Year Ended December 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Common stock
   Beginning balance......................   $         60   $         60   $         60
   Options exercised, 2002, 107,410
    shares; 2001, 207,575 shares..........             --             --             --
   Conversion of Director Stock Plan
    units, 2003, 30,696 shares; 2002,
    10,284 shares; 2001, 10,293 shares....             --             --             --
                                             ------------   ------------   ------------
   Ending balance.........................             60             60             60
                                             ------------   ------------   ------------
Additional paid-in capital
   Beginning balance......................        342,749        341,052        338,243
   Options exercised and conversion of
    Director Stock Plan units.............            645          2,183          3,759
   Catastrophe-linked equity put
    option premium........................         (1,088)        (1,088)          (950)
   Issuance of treasury shares in 2002....             --            602             --
                                             ------------   ------------   ------------
   Ending balance.........................        342,306        342,749        341,052
                                             ------------   ------------   ------------
Retained earnings
   Beginning balance......................        455,308        461,139        452,624
   Net income.............................         18,975         11,333         25,587
   Cash dividends, $0.42 per share........        (17,953)       (17,164)       (17,072)
                                             ------------   ------------   ------------
   Ending balance.........................        456,330        455,308        461,139
                                             ------------   ------------   ------------
Accumulated other comprehensive income
 (loss), net of taxes:
   Beginning balance......................         63,302         14,898         (4,975)
   Change in net unrealized gains
    (losses) on fixed maturities and
    equity securities.....................          1,041         54,231         30,374
   (Increase) decrease in minimum
    pension liability adjustment..........             13         (5,827)       (10,501)
                                             ------------   ------------   ------------
   Ending balance.........................         64,356         63,302         14,898
                                             ------------   ------------   ------------
Treasury stock, at cost
   Beginning balance, 2003,17,503,371
    shares; 2002 and 2001, 19,341,296
    shares................................       (332,577)      (357,959)      (357,959)
   Issuance of 1,837,925 shares in 2002...             --         25,382             --
                                             ------------   ------------   ------------
   Ending balance 2003 and 2002,
    17,503,371 shares; 2001, 19,341,296
    shares................................       (332,577)      (332,577)      (357,959)
                                             ------------   ------------   ------------
Shareholders' equity at end of period.....   $    530,475   $    528,842   $    459,190
                                             ============   ============   ============
Comprehensive income
   Net income.............................   $     18,975   $     11,333   $     25,587
   Other comprehensive income, net of
    tax:
      Change in net unrealized gains
       (losses) on fixed maturities and
       equity securities..................          1,041         54,231         30,374
      (Increase) decrease in minimum
       pension liability adjustment.......             13         (5,827)       (10,501)
                                             ------------   ------------   ------------
         Other comprehensive income.......          1,054         48,404         19,873
                                             ------------   ------------   ------------
            Total.........................   $     20,029   $     59,737   $     45,460
                                             ============   ============   ============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                      Year Ended December 31,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
Cash flows from operating activities
   Premiums collected.....................   $    684,331   $    663,682   $    642,596
   Policyholder benefits paid.............       (500,634)      (465,811)      (487,619)
   Policy acquisition and other
    operating expenses paid...............       (221,499)      (206,457)      (193,713)
   Federal income taxes recovered
    (paid)................................        (19,001)        (2,055)         7,520
   Investment income collected............        185,359        197,872        195,086
   Interest expense paid..................         (5,454)        (9,540)        (9,091)
   Contribution to defined benefit
    pension plan trust fund...............         (8,780)        (7,910)            --
   Other..................................          3,086         (4,314)        (5,922)
                                             ------------   ------------   ------------
      Net cash provided by operating
       activities.........................        117,408        165,467        148,857
                                             ------------   ------------   ------------
Cash flows used in investing activities
   Fixed maturities
      Purchases...........................     (1,762,957)    (1,546,528)    (1,140,930)
      Sales...............................        922,699      1,117,268        732,076
      Maturities..........................        560,915        274,134        283,153
   Net cash (used for) provided by
    short-term and other investments......         35,437        (28,776)        (2,107)
                                             ------------   ------------   ------------
      Net cash used in investing
       activities.........................       (243,906)      (183,902)      (127,808)
                                             ------------   ------------   ------------
Cash flows provided by (used in)
 financing activities
   Dividends paid to shareholders.........        (17,953)       (17,164)       (17,072)
   Principal borrowings (repayments)
    on Bank Credit Facility...............         25,000        (53,000)         4,000
   Exercise of stock options..............             --          2,183          3,759
   Catastrophe-linked equity put option
    premium...............................         (1,088)        (1,088)          (950)
   Proceeds from issuance of Senior
    Convertible Notes.....................             --        162,654             --
   Repurchase of Senior Notes and Senior
    Convertible Notes.....................             --        (97,523)            --
   Annuity contracts, variable and fixed
      Deposits............................        296,615        261,509        239,124
      Maturities and withdrawals..........        (92,791)      (189,824)      (178,364)
      Net transfer to variable annuity
       assets.............................       (113,074)       (17,264)       (53,550)
   Net decrease in life policy account
    balances..............................        (10,600)        (5,825)        (5,198)
                                             ------------   ------------   ------------
      Net cash provided by (used in)
       financing activities...............         86,109         44,658         (8,251)
                                             ------------   ------------   ------------
Net increase (decrease) in cash...........        (40,389)        26,223         12,798
Cash at beginning of period...............         60,162         33,939         21,141
                                             ------------   ------------   ------------
Cash at end of period.....................   $     19,773   $     60,162   $     33,939
                                             ============   ============   ============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

     Basis of Presentation

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The subsidiaries of HMEC market and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to educators and other employees of public schools and their families. The Company's principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

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

     A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that its intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company's intent or ability to hold a fixed maturity investment with a continuous material unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other-than-temporary impairment is performed. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 59, "Accounting for Non-Current Marketable Equity Securities", and No. 104, "Revenue Recognition", Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and related guidance.

     Deferred Policy Acquisition Costs

     Deferred policy acquisition costs net of accumulated amortization were $193,703 and $174,555 as of December 31, 2003 and 2002, respectively.

     Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized on a basis consistent with the type of insurance coverage. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15 and 20 years). For investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months). The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs and also periodically reviews its estimations of gross profits. The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

     Deferred policy acquisition costs for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders' equity.

     Deferred policy acquisition costs are reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs have been deemed unrecoverable during the periods reported.

     Value of Acquired Insurance In Force and Goodwill

     When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company. The value of acquired insurance in force is being amortized over the following periods, utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits. Goodwill was amortized over 40 years on a straight-line basis through December 31, 2001. Goodwill, net of amortization, was $47,396 at December 31, 2001.

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the balance sheet and not be amortized. SFAS No. 142 establishes a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. During 2002 and 2003, the Company completed the required testing under SFAS No. 142; no impairment charges were necessary as a result of such assessments.

     The allocation of goodwill by segment was as follows:

                                                          Balance as of
                                                         January 1, 2002,
                                                        December 31, 2002
                                                      and December 31, 2003
                                                      ---------------------
Annuity............................................   $              28,025
Life...............................................                   9,911
Property and casualty..............................                   9,460
                                                      ---------------------
   Total...........................................   $              47,396
                                                      =====================

     Net income and net income per share exclusive of goodwill amortization expense for the years ended December 31, 2003, 2002 and 2001 were as follows:

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2003       2002       2001
                                                 ---------  ---------  ---------
Reported net income............................  $  18,975  $  11,333  $  25,587
Add back: Goodwill amortization................         --         --      1,618
                                                 ---------  ---------  ---------
   Adjusted net income.........................  $  18,975  $  11,333  $  27,205
                                                 =========  =========  =========
Reported net income per share-basic............  $    0.44  $    0.28  $    0.63
Add back: Goodwill amortization................         --         --       0.04
                                                 ---------  ---------  ---------
   Adjusted net income per share-basic.........  $    0.44  $    0.28  $    0.67
                                                 =========  =========  =========
Reported net income per share-diluted..........  $    0.44  $    0.28  $    0.63
Add back: Goodwill amortization................         --         --       0.04
                                                 ---------  ---------  ---------
   Adjusted net income per share-diluted.......  $    0.44  $    0.28  $    0.67
                                                 =========  =========  =========

     For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of gross profits. The most significant assumptions that are involved in the estimation of gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

     The value of acquired insurance in force for investment contracts (those issued prior to August 29, 1989) is adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders' equity.

     The balances of value of acquired insurance in force by segment at December 31, 2003 and 2002 were as follows:

                                                  December 31, 2003                       December 31, 2002
                                        -------------------------------------   ------------------------------------
                                                      Accumulated      Net                  Accumulated       Net
                                           Cost      Amortization    Balance       Cost     Amortization    Balance
                                        ----------   ------------   ---------   ---------   ------------   ---------
Life.................................   $   48,746   $     41,502   $   7,244   $  48,746   $     39,877   $   8,869
Annuity..............................       87,553         66,657      20,896      87,553         63,255      24,298
                                        ----------   ------------   ---------   ---------   ------------   ---------
   Subtotal..........................   $  136,299   $    108,159      28,140   $ 136,299   $    103,132      33,167
                                        ==========   ============   ---------   =========   ============   ---------
Impact of unrealized investment
 gains and losses....................                                    (881)                                (1,222)
                                                                    ---------                              ---------
   Total.............................                               $  27,259                              $  31,945
                                                                    =========                              =========

     Scheduled amortization of the December 31, 2003 balances of value of acquired insurance in force by segment over the next five years is as follows:

                                                           Year Ended December 31,
                                           --------------------------------------------------------------
                                              2004         2005         2006         2007         2008
                                           ----------   ----------   ----------   ----------   ----------
Scheduled amortization of
 value of acquired insurance in force
   Life.................................   $    1,537   $    1,460   $    1,394   $    1,338   $    1,292
   Annuity..............................        3,544        3,893        4,270        4,572        4,617
                                           ----------   ----------   ----------   ----------   ----------
      Total.............................   $    5,081   $    5,353   $    5,664   $    5,910   $    5,909
                                           ==========   ==========   ==========   ==========   ==========

     The amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

                                                Year Ended December 31,
                                         ------------------------------------
                                            2003         2002         2001
                                         ----------   ----------   ----------
Interest accrued on the unamortized
 balance of value of acquired
 insurance in force
   Life...............................   $      645   $      779   $      921
   Annuity............................        1,185        1,280        1,639
                                         ----------   ----------   ----------
      Total...........................   $    1,830   $    2,059   $    2,560
                                         ==========   ==========   ==========

Interest accrual rate
   Life...............................          8.0%         8.0%         8.0%
   Annuity............................          5.3%         5.4%         5.7%

     The accumulated amortization of intangibles as of December 31, 2003 and 2002 was $157,136 and $152,109, respectively.

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

                                               December 31,
                                         -----------------------
                                            2003         2002
                                         ----------   ----------
Property and equipment................   $   73,506   $   73,855
Less: accumulated depreciation.......        47,959       43,921
                                         ----------   ----------
   Total..............................   $   25,547   $   29,934
                                         ==========   ==========

     Variable Annuity Assets and Liabilities

     Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in various mutual funds, including the seven proprietary Horace Mann mutual funds. Variable annuity assets were invested in the offered mutual funds as follows:

                                                         December 31,
                                                   -------------------------
                                                       2003          2002
                                                   -----------   -----------
Horace Mann Equity Fund.........................   $   325,880   $   274,025
Horace Mann Balanced Fund.......................       270,287       240,697
Horace Mann Socially Responsible Fund...........        73,947        58,909
Horace Mann Small Cap Growth Fund...............        57,210        34,682
Horace Mann International Equity Fund...........        35,754        26,248
Wilshire Large Company Growth Portfolio -
 Institutional Class and Investor Class.........        28,349        19,421
Ariel Appreciation Fund.........................        27,831        14,179
Fidelity VIP 500 Index Portfolio SC2............        26,397        14,949
Fidelity VIP Growth Portfolio SC2...............        25,960        15,040
Wilshire 5000 Index Portfolio - Institutional
 Class and Investor Class.......................        24,641        16,784
Fidelity VIP Mid Cap Portfolio SC2..............        21,719        12,836
Horace Mann Income Fund.........................        20,843        19,313
Ariel Fund......................................        18,665         9,689
T. Rowe Price Small Cap Value Fund - Advisor
 Class..........................................        15,843         9,255
Alliance Bernstein Premier Growth Portfolio.....        14,744         9,298
Fidelity VIP Investment Grade Bond Portfolio
 SC2............................................        13,925         9,861
Wilshire Large Company Value Portfolio..........        13,220         8,037
Neuberger Berman Genesis Fund Advisor Class.....        12,755         7,494
T. Rowe Price Small Cap Stock Fund - Advisor
 Class..........................................        11,984         7,266
JPMorgan U.S. Large Cap Core Equity Portfolio...        11,535         6,973
Strong Opportunity Fund II......................         8,923         5,353
Fidelity VIP Overseas Portfolio SC2.............         7,948         3,917
Rainier Small/Mid Cap Equity Portfolio..........         7,453         4,051
Fidelity VIP Growth and Income Portfolio SC2....         7,325         4,009
Davis Value Portfolio...........................         6,781         3,743
Strong Mid Cap Growth Fund II...................         6,557         4,086
Putnam VT Vista Fund (IB Shares)................         5,490         3,544
Horace Mann Short-Term Investment Fund..........         4,843         4,186
Credit Suisse Small Cap Growth Portfolio........         4,036         2,407
Wilshire Small Company Value Portfolio..........         2,374         1,660
Wilshire Small Company Growth Portfolio.........         1,626           847
Fidelity VIP High Income Portfolio SC2..........         1,604           652
BlackRock Index Equity Portfolio................         1,186           386
Putnam VT George Putnam Fund of Boston (Class
 IB shares).....................................           414           167
BlackRock Temp Fund.............................           371           180
Putnam VT International Growth Fund (Class IB
 shares)........................................           263            85
BlackRock Low Duration Bond Fund................           218           118
BlackRock Core Bond Total Return Fund...........           209            85
T. Rowe Price Science & Technology Fund.........           111            --
Templeton Foreign Smaller Companies Fund
 (Class A)......................................            10             2
Berger Information Technology Fund..............            --            36
                                                   -----------   -----------
   Total variable annuity assets................   $ 1,119,231   $   854,470
                                                   ===========   ===========

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

     The Company has established a guaranteed minimum death benefit ("GMDB") reserve on variable annuity contracts and regularly monitors this reserve considering fluctuations in the financial markets. At December 31, 2003 and 2002, under GAAP, the GMDB reserve was $109 and $835, respectively. The comparable reserve under statutory accounting principles was $155 and $1,557 at the respective dates. The Company has a relatively low exposure to GMDB because approximately 25% of contract values have no guarantee; approximately 70% have only a return of premium guarantee; and approximately 5% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $35,415 and $115,319 at December 31, 2003 and 2002, respectively.

     Unpaid Claims and Claim Expenses

     Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses. At December 31, 2003, all of the Company's net reserves for property and casualty unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

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

     Alternatively, SFAS No. 123, "Accounting for Stock-Based Compensation", allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 ---------  ---------  --------
Net income
   As reported.................................  $  18,975  $  11,333  $ 25,587
      Add: Stock-based compensation
       expense, after tax, included in
       reported net income.....................         --         --        --
      Deduct:  Stock-based compensation
       expense, after tax, determined under
       the fair value based method for all
       awards (1)..............................      5,368      4,437     4,418
                                                 ---------  ---------  --------
   Pro forma...................................  $  13,607  $   6,896  $ 21,169
                                                 =========  =========  ========

Net income per share - basic
   As reported.................................  $    0.44  $    0.28  $   0.63
   Pro forma...................................  $    0.32  $    0.17  $   0.52

Net income per share - diluted
   As reported.................................  $    0.44  $    0.28  $   0.63
   Pro forma...................................  $    0.32  $    0.17  $   0.52

----------
(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.8%, 5.2% and 5.1%; dividend yield of 3.0%, 2.0% and 2.3%; expected lives of 10 years; and volatility of 28.3%, 39.2% and 46.0%.

     Income Taxes

     The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2003, 2002 and 2001 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company's assets and liabilities, determined on a tax return versus financial statement basis.

     Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the minimum pension liability adjustment with the changes for each period included in the respective components of accumulated other comprehensive income (loss) in shareholders' equity.

     Earnings Per Share

     Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units. The Company's Senior Convertible Notes, while potentially dilutive, are not common stock equivalents.

     The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

                                                     Year Ended December 31,
                                                  ------------------------------
                                                    2003       2002       2001
                                                  ---------  ---------  --------
Basic - assumes no dilution:
Net income for the period.......................  $  18,975  $  11,333  $ 25,587
                                                  ---------  ---------  --------
Weighted average number of common shares
 outstanding during the period (in thousands)...     42,713     40,941    40,617
                                                  ---------  ---------  --------

Net income per share - basic....................  $    0.44  $    0.28  $   0.63
                                                  =========  =========  ========

Diluted - assumes full dilution:
Net income for the period.......................  $  18,975  $  11,333  $ 25,587
                                                  ---------  ---------  --------
Weighted average number of common shares
 outstanding during the period (in thousands)... 42,713 40,941 40,617 Weighted average number of common equivalent shares to reflect the dilutive effect of
 common stock equivalent securities (in
 thousands):
   Stock options................................         16         87       125
   Common stock units related to Deferred
    Equity Compensation Plan for Directors......        148        140       121
   Common stock units related to Deferred
    Compensation Plan for Employees.............         27         31        14
                                                  ---------  ---------  --------
Total common and common equivalent shares
 adjusted to calculate diluted earnings per
 share (in thousands)...........................     42,904     41,199    40,877
                                                  ---------  ---------  --------

Net income per share - diluted..................  $    0.44  $    0.28   $  0.63
                                                  =========  =========  ========

     Options to purchase 4,105,920 shares of common stock at $14.78 to $33.87 per share were granted in 1997 through 2003 but were not included in the computation of 2003 diluted earnings per share because the options' exercise price was greater than the average market price of the common shares during 2003. The options, which expire in 2007 through 2013, were still outstanding at December 31, 2003.

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

     The components of comprehensive income were as follows:

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 ---------  ---------  --------

Net income.....................................  $  18,975  $  11,333  $ 25,587
                                                 ---------  ---------  --------
Other comprehensive income (loss):
   Change in net unrealized gains (losses) on
    fixed maturities and equity securities
      Unrealized holding gains on fixed
       maturities and equity securities
       arising during period...................     27,027     34,441    32,337
      Less: reclassification adjustment for
       gains (losses) included in net income...     25,425    (48,991)  (14,392)
                                                 ---------  ---------  --------
         Total, before tax.....................      1,602     83,432    46,729
         Income tax expense....................        561     29,201    16,355
                                                 ---------  ---------  --------
            Total, net of tax..................      1,041     54,231    30,374
                                                 ---------  ---------  --------
   (Increase) decrease in minimum pension
    liability adjustment
      Before tax...............................         22     (8,965)  (16,156)
      Income tax expense (benefit).............          9     (3,138)   (5,655)
                                                 ---------  ---------  --------
         Total, net of tax.....................         13     (5,827)  (10,501)
                                                 ---------  ---------  --------
            Total comprehensive income.........  $  20,029  $  59,737  $ 45,460
                                                 =========  =========  ========

     Statements of Cash Flows

     For purposes of the Statements of Cash Flows, cash constitutes cash on deposit at banks.

     Reclassification

     The Company has reclassified the presentation of certain prior period information to conform with the 2003 presentation.

NOTE 2 - Restructuring Charges

     Restructuring charges, as described below, were incurred and separately identified in the Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

     The Company's Consolidated Balance Sheets at December 31, 2003 and 2002 did not reflect any accrued amounts due to the restructuring of its Massachusetts automobile business recorded in 2001. The following table provides information about the components of the other charges taken in 2002, 2001 and 2000, the balance of accrued amounts at December 31, 2003 and 2002, and payment activity during the year ended December 31, 2003. The adjustments recorded in 2003 reflect final resolution of the printing services, group insurance and credit union marketing operations restructures as well as additional data regarding the restructure of the property and casualty claims operations.

                                      Original      Reserve at                                   Reserve at
                                       Pretax      December 31,                                 December 31,
                                       Charge          2002         Payments     Adjustments        2003
                                    ------------   ------------   ------------   ------------   ------------
Charges to earnings:
Property and Casualty Claims
 Operations
   Employee termination costs....   $      2,542   $      1,929   $      1,759   $         56   $        226
   Additional defined benefit
    pension plan costs...........          1,179          1,179            956            (98)           125
   Termination of lease
    agreements...................            502            425            209           (177)            39
                                    ------------   ------------   ------------   ------------   ------------
      Subtotal...................          4,223          3,533          2,924           (219)           390
                                    ------------   ------------   ------------   ------------   ------------
Printing Services Operations
   Employee termination costs....            409             38             40              2             --
   Write-off of equipment........             41             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------
      Subtotal...................            450             38             40              2             --
                                    ------------   ------------   ------------   ------------   ------------
Group Insurance and Credit
 Union Marketing Operations
   Employee termination costs....          1,827            291            100           (191)            --
   Termination of lease
    agreements...................            285             --             --             --             --
   Write-off of capitalized
    software.....................            106             --             --             --             --
   Other.........................             18             --             --             --             --
                                    ------------   ------------   ------------   ------------   ------------
      Subtotal...................          2,236            291            100           (191)            --
                                    ------------   ------------   ------------   ------------   ------------
      Total......................   $      6,909   $      3,862   $      3,064   $       (408)  $        390
                                    ============   ============   ============   ============   ============

     Restructure of Property and Casualty Claims Operations

     In July 2002, the Company recorded restructuring charges of $4,223 pretax, reflecting the decision to restructure its property and casualty claims operations. The principal restructuring activities included consolidating claims offices, implementing a new claims administration system, and performing certain claims reporting and adjusting functions internally versus utilizing external service providers.

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

NOTE 3 - Investments

     Net Investment Income

     The components of net investment income for the following periods were:

                                              Year Ended December 31,
                                     ------------------------------------------
                                         2003           2002           2001
                                     ------------   ------------   ------------
Fixed maturities..................   $    181,716   $    192,077   $    192,547
Short-term and other
 investments......................          7,059          7,650         10,346
                                     ------------   ------------   ------------
   Total investment income........        188,775        199,727        202,893
Less investment expenses..........          4,050          3,679          3,626
                                     ------------   ------------   ------------
   Net investment income..........   $    184,725   $    196,048   $    199,267
                                     ============   ============   ============

     Realized Investment Gains (Losses)

     Realized investment gains (losses) for the following periods were:

                                               Year Ended December 31,
                                     ------------------------------------------
                                         2003           2002           2001
                                     ------------   ------------   ------------
Fixed maturities..................   $     21,753   $    (48,925)  $    (14,371)
Short-term and other
 investments......................          3,734           (482)         4,352
                                     ------------   ------------   ------------
   Realized investment gains
    (losses)......................   $     25,487   $    (49,407)  $    (10,019)
                                     ============   ============   ============

     Fixed Maturity Securities

     At December 31, 2003, the fair value and gross unrealized losses of investments in debt securities segregated between securities having an unrealized loss for less than 12 months and securities having an unrealized loss for 12 months or longer were as follows:

                                              Less than 12 months           12 months or longer                  Total
                                          ---------------------------   ---------------------------   ---------------------------
                                                          Unrealized                    Unrealized                    Unrealized
                                           Fair Value       Losses       Fair Value       Losses       Fair Value       Losses
                                          ------------   ------------   ------------   ------------   ------------   ------------
As of December 31, 2003
   U.S. government and
    agency obligations
      Mortgage-backed securities.......   $     63,308   $      1,672   $         --   $         --   $     63,308   $      1,672
      Other............................         75,160          1,280             --             --         75,160          1,280
   Municipal bonds.....................         94,419          2,133             --             --         94,419          2,133
   Foreign government bonds............          3,715            329             --             --          3,715            329
   Corporate bonds.....................        188,105          3,741         18,581            740        206,686          4,481
   Other mortgage-backed securities....         24,528            550          4,683            371         29,211            921
                                          ------------   ------------   ------------   ------------   ------------   ------------
         Totals........................   $    449,235   $      9,705   $     23,264   $      1,111   $    472,499   $     10,816
                                          ============   ============   ============   ============   ============   ============

     At December 31, 2003, the gross unrealized loss position in the investment portfolio was $10,816 (113 positions and less than 0.5% of the investment portfolio). There were no securities trading below 80% of amortized cost. Securities with an investment grade rating represented 88% of the unrealized loss. The largest single unrealized loss was $809 on a long-term U.S. treasury bond purchased in June 2003 when interest rates hit 40 year lows. The majority of the unrealized losses were due to changes in interest rates. The portfolio included 11 securities that have been in an unrealized loss position for greater than 12 months, totaling $1,111. Securities issued by Royal Caribbean, Green Tree Financial, Southern Natural Gas, Sutton Bridge and CSAM Funding CDO represented $1,088 of the total. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2003 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2003.

     The amortized cost, unrealized investment gains and losses, and fair values of investments in debt securities as of December 31, 2003 and 2002 were as follows:

                                                 Amortized      Unrealized     Unrealized        Fair
                                                    Cost          Gains          Losses         Value
                                                ------------   ------------   ------------   ------------
As of December 31, 2003
   U.S. government and agency obligations
      Mortgage-backed securities.............   $    647,746   $     14,076   $      1,672   $    660,150
      Other..................................        295,629          6,563          1,280        300,912
   Municipal bonds...........................        488,081         16,964          2,133        502,912
   Foreign government bonds..................         33,134          3,389            329         36,194
   Corporate bonds...........................      1,553,959         98,878          4,481      1,648,356
   Other mortgage-backed securities..........        106,312          4,759            921        110,150
                                                ------------   ------------   ------------   ------------
      Totals.................................   $  3,124,861   $    144,629   $     10,816   $  3,258,674
                                                ============   ============   ============   ============
As of December 31, 2002
   U.S. government and agency obligations
      Mortgage-backed securities.............   $    645,787   $     28,253   $         --   $    674,040
      Other..................................        129,584          7,919             --        137,503
   Municipal bonds...........................        358,636         19,283            455        377,464
   Foreign government bonds..................         13,131          2,845             --         15,976
   Corporate bonds...........................      1,498,481         94,192         23,266      1,569,407
   Other mortgage-backed securities..........        213,388          6,569          3,152        216,805
                                                ------------   ------------   ------------   ------------
      Totals.................................   $  2,859,007   $    159,061   $     26,873   $  2,991,195
                                                ============   ============   ============   ============

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

     Maturities/Sales Of Investments

     The amortized cost and fair value of fixed maturity securities at December 31, 2003, by estimated expected maturity, are shown below. Estimated expected maturities differ from contractual maturities reflecting assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Percent of
                                       Amortized        Fair       Total Fair
                                          Cost         Value          Value
                                      ------------  ------------  ------------
Due in 1 year or less...............  $    231,759  $    241,683           7.4%
Due after 1 year through 5 years....       682,752       711,989          21.9
Due after 5 years through
 10 years...........................     1,291,604     1,346,914          41.3
Due after 10 years through
 20 years...........................       279,656       291,631           8.9
Due after 20 years..................       639,090       666,457          20.5
                                      ------------  ------------  ------------
   Total............................  $  3,124,861  $  3,258,674         100.0%
                                      ============  ============  ============

     Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

                                              Year Ended December 31,
                                      ----------------------------------------
                                          2003          2002          2001
                                      ------------  ------------  ------------
Proceeds............................  $  1,483,614  $  1,391,402  $  1,015,229
Gross gains realized................        50,907        40,402        16,945
Gross losses realized...............       (12,903)      (35,551)      (31,316)

     Unrealized Gains (Losses) on Fixed Maturities

     Net unrealized gains (losses) are computed as the difference between fair value and amortized cost for fixed maturities. A summary of the net increase (decrease) in unrealized investment gains (losses) on fixed maturities, less applicable income taxes, is as follows:

                                              Year Ended December 31,
                                      ----------------------------------------
                                          2003           2002         2001
                                      ------------  ------------  ------------
Unrealized gains (losses) on fixed
 maturities
   Beginning of period..............  $    132,188  $     43,036  $     (7,418)
   End of period....................       133,813       132,188        43,036
                                      ------------  ------------  ------------
      Increase for the period.......         1,625        89,152        50,454
Income taxes........................           569        31,203        17,659
                                      ------------  ------------  ------------
Increase in net unrealized gains
 (losses) on fixed maturities
 before the valuation impact on
 deferred policy acquisition
 costs and value of acquired
 insurance in force.................  $      1,056  $     57,949  $     32,795
                                      ============  ============  ============

     Securities Lending

     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2003 and 2002, fixed maturities with a fair value of $22,147 and $3,937, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as amended by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", requires the securities lending collateral to be classified as investments with a corresponding liability in the Company's Consolidated Balance Sheets.

     Investment in Entities Exceeding 10% of Shareholders' Equity

     At December 31, 2003 and 2002, there were no investments which exceeded 10% of total shareholders' equity in entities other than obligations of the U.S. Government and government agencies and authorities.

     Deposits

     At December 31, 2003, securities with a carrying value of $17,173 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

     The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

                                                Year Ended December 31,
                                        ----------------------------------------
                                            2003          2002          2001
                                        ------------  ------------  ------------
Gross reserves, beginning of year.....  $    317,321  $    306,141  $    298,896
   Less reinsurance recoverables......        44,701        34,104        49,056
                                        ------------  ------------  ------------
Net reserves, beginning of year.......       272,620       272,037       249,840
                                        ------------  ------------  ------------
Incurred claims and claim
 expenses:
   Claims occurring in the current
    year..............................       416,473       387,747       416,770
   Increase (decrease) in estimated
    reserves for claims occurring
    in prior years (1):
      Policies written by the
       Company (2)....................        58,270        22,295        14,574
      Business assumed from state
       reinsurance facilities.........        (1,900)        1,700         2,000
                                        ------------  ------------  ------------
         Total increase...............        56,370        23,995        16,574
                                        ------------  ------------  ------------
      Total claims and claim
       expenses incurred (2)(3).......       472,843       411,742       433,344
                                        ------------  ------------  ------------
Claims and claim expense payments
 for claims occurring during:
   Current year.......................       239,950       244,396       255,939
   Prior years........................       184,632       166,763       155,208
                                        ------------  ------------  ------------
      Total claims and claim
       expense payments...............       424,582       411,159       411,147
                                        ------------  ------------  ------------
Net reserves, end of period...........       320,881       272,620       272,037
   Plus reinsurance recoverables......        20,615        44,701        34,104
                                        ------------  ------------  ------------
Gross reserves, end of
 period (4)...........................  $    341,496  $    317,321  $    306,141
                                        ============  ============  ============

----------
(1) Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the increases in reserves recorded in 2003, 2002 and 2001.
(2) For the year ended December 31, 2002, these amounts included a $1,581 statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company's Consolidated Statements of Operations.
(3) Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, group accident and health and corporate amounts of $46,135, $40,705 and $42,239 for the years ended December 31, 2003, 2002 and 2001, respectively, in addition to the property and casualty amounts.
(4) Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $9,005, $9,254 and $8,154 at December 31, 2003, 2002 and 2001,
     respectively, in addition to property and casualty reserves.

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The Company continually updates loss estimates using both quantitative information from its reserving actuaries and qualitative information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made.

     Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $58,270 for the full year 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years, compared to adverse reserve development of $22,295 in 2002 which was primarily related to (1) automobile loss reserves from accident years 2001 and years prior to 1997 and (2) loss adjustment expense reserves from the 2001 and 2000 accident years for both automobile and homeowners. Adverse development recorded in 2002 also included $1,581 due to a provision for the costs of resolving class action lawsuits related to diminished value brought against the Company. Net adverse development of total reserves for property and casualty claims occurring in prior years, including involuntary business, was $56,370 in 2003, $23,995 in 2002 and $16,574 in 2001. The Company's property and casualty reserves were $320,881 and $272,620 at December 31, 2003 and 2002, respectively, net of anticipated reinsurance recoverables.

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

     During 2002 and 2003, the Company made changes in its property and casualty claims function including hiring of new management and claim adjusters (new hires represented over half of the Company's 300 claims employees at December 31, 2003), implementing improved processes, and consolidating the previous 17 branch offices into 6 regional claims offices, which began in late-November 2002 and was completed in the first quarter of 2003. Installation and implementation of the new claims administration system, including related process changes, occurred in the third and fourth quarters of 2003 in the first two claims offices with the remaining four offices planned for the first half of 2004.

     As part of the claims operation redesign effort, open claim files -- particularly for automobile liability claims -- were reviewed by the new team. In the first half of 2003, these reassessments resulted in a higher projected ultimate liability for automobile liability claims from accident years 2001, 2000 and 1999 and prior. The high level of property and casualty paid and case reserve activity on older bodily injury claims that was observed in the second quarter of 2003 continued in the third quarter as the Company's new claims organization intensified their efforts to bring older claims files up to date. Furthermore, the acceleration of claim disposition rates extended into the third quarter, as the new organization also moved to reduce the backlog of older claims and handle current claims on a timely basis. As a result, the estimation of claims costs, settlement rates and severity has been complicated in recent quarters due to the degree of change involved.

     As a result of the factors above, and in light of the pattern of adverse prior years' reserve development observed over the five quarters ended September 30, 2003, at the end of the third quarter, the Company's management retained an independent property and casualty actuarial and claims consulting firm to conduct a detailed review of the Company's claims handling practices and their integration with the Company's reserving practices. The consultant's claims and actuarial specialists reviewed claim files as well as past and current claims handling processes and procedures, including case reserving practices, in each of the Company's six claims offices. They also performed an assessment of the Company's actuarial processes for establishing IBNR and supplemental reserves.

     The Company's December 31, 2003 actuarial analysis and reserve estimates incorporated the observations of the consultant's claims and reserving practices review. The low and high end of a reasonable range of reserve estimates for all of the Company's coverages indicated net claim reserve levels of $286,000 and $338,000, respectively. In recording the December 31, 2003 net reserves of $320,881, the Company assessed the relative weight given to emerging claim trends resulting from recent business process changes, pricing and claims handling. Based upon this analysis, the Company selected a higher point in the range for reserves related to the automobile liability coverages.

     During 2000, the Company noted increases in paid severities in excess of the original expectations in its direct voluntary automobile line of business. As a result, the Company continued to monitor such severity trends until such time as the Company believed that they were sufficiently credible to require adjustment to the Company's claim and claim expense reserve projections. Accordingly, the Company revised its projections in the fourth quarter of 2000 to give greater weight to the increasing trend of claim severities.

     In 2001, the Company refined its claim reserving methodologies and trend analyses including more detailed analyses of subrogation recovery activity on business ceded to the state automobile insurance facility in Massachusetts. The nature of the adverse trends in the second and fourth quarters of 2001 that caused the Company to increase reserves consisted primarily of the following:
(1) an increase in the frequency and severity of educators excess professional liability claims; (2) the utilization of selected ultimate subrogation recoverables that were not trending with actual recoveries; and (3) the utilization of selected ultimate loss ratios in establishing reserves for ceded voluntary automobile excess liability claims and ceded Massachusetts involuntary automobile reserves that were not trending with actual results.

     In the third quarter of 2002, the Company increased its reserves for prior accident years primarily related to allocated claim adjustment expenses for the voluntary automobile and homeowners lines and claims for the educator excess professional liability product. The Company had noted increases in paid claims and claim expenses for prior accident years in these lines during the first and second quarters of 2002 and continued to monitor such adverse trends until such time as the Company believed that they were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its loss projections in the third quarter of 2002, incorporating the higher paid claims and claim expense trends.

     In the fourth quarter of 2002, the Company increased its reserves for prior accident years related primarily to (1) automobile claim reserves from accident years 2001, 2000 and years prior to 1997 and (2) allocated and unallocated claim expense reserves from the 2001 accident year for both automobile and homeowners. During the third and fourth quarters of 2002, the Company continued to closely monitor emerging trends in (1) the severity of payments on previously reported losses for voluntary automobile and (2) paid claims adjustment expenses for these prior accident years until such time as the Company believed that the trends were sufficiently credible to require adjustment of the reserves. As a result, the Company revised its projections in the fourth quarter of 2002, incorporating the higher paid claims and claim expense trends.

     As the Company's claims operation redesign efforts progressed during 2003, the elevated level of claim payments and case reserve activity related to prior accident years continued. Consequently, the Company revised its loss projections throughout 2003, most notably in the third quarter, as greater relative weight was given to the emerging claim trends.

     At the time each of the reserve analyses were performed, the Company believed that each estimate was based upon sound and correct methodology and such methodology was appropriately applied and that there were no trends which indicated the likelihood of future adverse development. The financial impact of the net reserve strengthening was therefore accounted for in the period that the change was determined.

     No other unusual adjustments were made in the determination of the liabilities during the periods covered by these financial statements. Management believes that, based on data currently available, it has reasonably estimated the Company's ultimate losses.

NOTE 5 - Debt

     Indebtedness and scheduled maturities at December 31, 2003 and 2002 consisted of the following:

                                                          Effective                  December 31,
                                                          Interest    Final    ----------------------
                                                            Rates    Maturity     2003        2002
                                                          ---------  --------  ----------  ----------
Short-term debt:
   Bank Credit Facility.................................   Variable    2005    $   25,000  $       --
Long-term debt:
   1.425% Senior Convertible Notes, Face
    amount less unaccrued discount of $128,362..........        3.0%   2032       116,138     116,138
   6 5/8% Senior Notes, Face amount less unaccrued
    discount of $35 and $53, respectively...............        6.7%   2006        28,565      28,547
                                                                               ----------  ----------
      Total.............................................                       $  169,703  $  144,685
                                                                               ==========  ==========

     Credit Agreement with Financial Institutions ("Bank Credit Facility")

     On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25,000, with a provision that allows the commitment amount to be increased to $35,000 (the "Current Bank Credit Facility"). The Current Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 1.0%, or 2.2%, at December 31, 2003). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.25% and 0.20% on an annual basis at December 31, 2003 and 2002, respectively.

     1.425% Senior Convertible Notes ("Senior Convertible Notes")

     On May 14, 2002, the Company issued $353,500 aggregate principal amount of 1.425% senior convertible notes due in 2032 at a discount of 52.5% resulting in an effective yield of 3.0%. In 2002, the Company repurchased $53,000 aggregate principal amount, $25,175 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $22,770. In addition to these cash transactions, in December 2002 the Company repurchased an additional $56,000 aggregate principal amount, $26,600 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $25,984 in a non-cash transaction. As consideration for this repurchase, 1,837,925 shares of HMEC's common stock were issued.

     Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period.

     The Senior Convertible Notes will be convertible at the option of the holders into shares of HMEC's common stock at a conversion price of $26.74 if the conditions for conversion are satisfied. Holders may also surrender Senior Convertible Notes for conversion during any period in which the credit rating assigned to the Senior Convertible Notes is Ba2 or lower by Moody's or BB+ or lower by S&P, the Senior Convertible Notes are no longer rated by either Moody's or S&P, or the credit rating assigned to the Senior Convertible Notes has been suspended or withdrawn by either Moody's or S&P. The Senior Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Senior Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock.

     6 5/8% Senior Notes ("Senior Notes")

     On January 17, 1996, the Company issued $100,000 face amount of Senior Notes at an effective yield of 6.7%, which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually at a rate of 6 5/8%. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option, at a redemption price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

     In 2002, the Company repurchased $71,400 aggregate principal amount of its outstanding Senior Notes utilizing a portion of the proceeds from the issuance of the Senior Convertible Notes, as described above. The aggregate cost of the repurchases was $74,650.

     Universal Shelf Registration

     To provide additional capital management flexibility, the Company filed a "universal shelf" registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. No securities associated with the registration statement have been issued as of the date of this Report on Form 10-K.

     Debt Retirement Charges

     The repurchases of the Senior Convertible Notes and Senior Notes resulted in a pretax charge to income for the year ended December 31, 2002 of $2,272.

     Covenants

     The Company is in compliance with all of the covenants contained in the Senior Convertible Notes indenture, the Senior Notes indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of (1) debt to capital and (2) insurance subsidiaries' earnings to future interest charges.

NOTE 6 - Shareholders' Equity and Stock Options

     Share Repurchase Program and Treasury Shares Held

     At December 31, 2001, the Company held 19,341,296 shares in treasury. In December 2002, the Company issued 1,837,925 of the treasury shares as consideration for the repurchase of a portion of its outstanding Senior Convertible Notes. At December 31, 2003, the Company held 17,503,371 shares in treasury. As of December 31, 2003, $96,343 remained authorized for future share repurchases.

     Authorization of Preferred Stock

     In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2003, 2002 and 2001.

     The Company's catastrophe reinsurance program is augmented by a $75,000 equity put and reinsurance agreement. The equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $115,000 of catastrophe losses above the reinsurance coverage limit. The agreement contains certain conditions to Horace Mann's exercise of the equity put option as disclosed in Note 11 - Reinsurance. Fees related to this equity put option totaled $1,088 for the year ended December 31, 2003 and were charged directly to additional paid-in capital.

     In connection with the equity put described in the preceding paragraph, the Board of Directors has designated a series of preferred stock to be available for use in the put. The Series so designated is Series A Cumulative Convertible Preferred Stock (the "Series A Stock") and 100,000 shares have been assigned to this series. None of these shares are currently issued or outstanding. The Series A Stock is dividend paying, at a floating rate which varies with movements in the London Interbank Offered Rate and with changes in the risk rating of the Series A Stock as determined by Standard & Poor's Corporation. The Series A Stock does not require any sinking fund or similar mechanism regarding payment of such dividends. Beginning on the fourth anniversary of the issuance of Series A Stock, the holders thereof have the right to demand conversion of the Series A Stock into common stock of the Company at a conversion rate based on then prevailing market prices for the common stock; however, upon receipt of a conversion demand, the Company has the right to redeem the Series A Stock prior to such conversion. The Series A Stock has liquidation rights which place the Series A Stock ahead of the common stock in priority. The Series A Stock has no voting rights other than the requirement that the Series A Stock approve any changes in the Series A Stock, the creation of any other class of stock on a par with or superior to the Series A Stock and certain extraordinary transactions such as certain mergers involving the Company.

     Director Stock Plan

     In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan ("Director Stock Plan") for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company's common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2003, 2002 and 2001, 147,529, 139,867 and 121,322 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

     Employee Stock Plan

     In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees ("Employee Stock Plan"). Shares of the Company's common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2003, 2002 and 2001, 27,231, 30,585 and 14,303 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

     Stock Options

     The shareholders of HMEC approved the 1991 Stock Incentive Plan (the "1991 Plan"), the 2001 Stock Incentive Plan (the "2001 Plan") and the 2002 Incentive Compensation Plan (the "2002 Plan") and reserved a total of 9,000,000 shares of common stock for issuance under these plans. Under the 1991 Plan, the 2001 Plan and the 2002 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options are exercisable in installments generally beginning in the first year from the date of grant and generally expiring 10 years from the date of grant.

     Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

                               Weighted                                      Options
                               Average         Range of     ------------------------------------------
                             Option Price   Option Prices                   Vested and     Available
                              per Share       per Share     Outstanding    Exercisable     for Grant
                             ------------   -------------   ------------   ------------   ------------
At December 31, 2000......   $      18.98   $ 9.00-$33.87      2,736,725        903,802      1,307,412
                                                            ------------   ------------   ------------
   Granted................   $      18.22   $16.83-$21.77      1,020,050        271,775     (1,020,050)
   Vested.................   $      19.72   $13.84-$33.87             --        519,860             --
   Exercised..............   $      10.18   $ 9.00-$17.56       (207,575)      (207,575)            --
   Canceled...............   $      20.52   $15.32-$33.87       (136,950)      (136,950)       136,950
                                                            ------------   ------------   ------------
At December 31, 2001......   $      19.23   $11.12-$33.87      3,412,250      1,350,912        424,312
                                                            ------------   ------------   ------------
   Increase in options
    available for grant...                                            --             --      3,000,000
   Granted................   $      20.72   $15.92-$21.64      1,375,950        116,944     (1,375,950)
   Vested.................   $      18.20   $13.84-$33.87             --        724,488             --
   Exercised..............   $      16.57   $11.13-$22.42       (107,410)      (107,410)            --
   Canceled...............   $      22.01   $15.15-$33.87       (131,370)      (131,370)       131,370
                                                            ------------   ------------   ------------
At December 31, 2002......   $      19.66   $11.12-$33.87      4,549,420      1,953,564      2,179,732
                                                            ------------   ------------   ------------
   Granted................   $      13.95   $13.88-$15.33        593,700        153,841       (593,700)
   Vested.................   $      18.80   $14.78-$33.87             --        852,582             --
   Canceled...............   $      19.42   $13.88-$33.87       (473,150)      (473,150)       473,150
                                                            ------------   ------------   ------------
At December 31, 2003......   $      18.96   $11.12-$33.87      4,669.970      2,486,837      2,059,182
                                                            ============   ============   ============

     The weighted average grant date fair values were $3.98, $8.99 and $8.55 for options granted in 2003, 2002 and 2001, respectively. The weighted average prices of vested and exercisable options as of December 31, 2002 and 2001 were $20.22 and $19.23, respectively. For options outstanding at December 31, 2003, information segregated by ranges of exercise prices was as follows:

                                                                                 Vested and Exercisable Options
                                                                           ------------------------------------------
                               Weighted                                                     Weighted
                               Average         Range of        Total                        Average        Weighted
                             Option Price   Option Prices     Options                     Option Price     Average
                              per Share       per Share     Outstanding      Options       per share        Life
                             ------------   -------------   ------------   ------------   ------------   ------------
At December 31, 2003
                             $      14.35   $11.12-$16.38        749,275        265,316   $      14.67      7.8 years
                             $      19.24   $16.83-$23.31      3,750,395      2,051,221   $      18.99      6.8 years
                             $      33.05   $25.63-$33.87        170,300        170,300   $      33.05      4.4 years
                                                            ------------   ------------
Total.....................   $      18.96   $11.12-$33.87      4,669,970      2,486,837   $      19.49      6.8 years
                                                            ============   ============

NOTE 7 - Income Taxes

     The federal income tax liabilities included in Other Liabilities in the Consolidated Balance Sheets as of December 31, 2003 and 2002 were as follows:

                                                     December 31,
                                             ---------------------------
                                                 2003           2002
                                             ------------   ------------
Current liability.........................   $      2,803   $     14,698
Deferred liability........................          8,426         14,761

     Deferred tax assets and liabilities are recognized for all future tax consequences attributable to "temporary differences" between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The "temporary differences" that give rise to the deferred tax balances at December 31, 2003 and 2002 were as follows:

                                                     December 31,
                                             ---------------------------
                                                 2003           2002
                                             ------------   ------------
Deferred tax assets
   Discounting of unpaid claims and
    claim expenses tax reserves...........   $      8,862   $      7,103
   Life insurance future policy benefit
    reserve revaluation...................         29,296         26,599
   Unearned premium reserve reduction.....         13,314         12,664
   Postretirement benefits other than
    pension...............................         10,585         10,890
   Unutilized net operating loss
    carryforward..........................         17,586          1,060
   Unutilized capital loss carryforward...          9,342          4,638
   Impaired securities....................          3,544         17,512
   Compensation accruals .................          6,619          5,609
   North Carolina premium escrow..........          1,715            646
   Other, net.............................          4,262          5,287
                                             ------------   ------------
      Total gross deferred tax assets.....        105,125         92,008
                                             ------------   ------------
Deferred tax liabilities
   Unrealized gains on securities.........         43,943         43,382
   Intangible assets......................          9,849         11,181
   Deferred policy acquisition costs......         59,759         52,206
                                             ------------   ------------
      Total gross deferred tax
       liabilities........................        113,551        106,769
                                             ------------   ------------
         Net deferred tax liability.......   $      8,426   $     14,761
                                             ============   ============

     Based on the Company's historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

     At December 31, 2003, the Company had available $50,245 (pretax) of net tax operating loss carryforwards for federal income tax purposes. These carryforwards will expire beginning in 2016 thru 2018. In addition, the Company had available $26,694 (pretax) of capital loss carryforwards which will expire beginning in 2006 thru 2008.

     The components of federal income tax expense (benefit) were as follows:

                                              Year Ended December 31,
                                    ------------------------------------------
                                        2003           2002           2001
                                    ------------   ------------   ------------
Current..........................   $      7,106   $     29,423   $     (8,536)
Deferred.........................         (6,902)       (33,091)        11,291
                                    ------------   ------------   ------------
   Total tax expense (benefit)...   $        204   $     (3,668)  $      2,755
                                    ============   ============   ============

     Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

                                             Year Ended December 31,
                                    ------------------------------------------
                                        2003           2002           2001
                                    ------------   ------------   ------------
Expected federal tax on income...   $      6,713   $      2,683   $      9,920
Add (deduct) tax effects of:
   Tax-exempt interest...........         (5,027)        (3,928)        (3,826)
   Tax reserve release...........             --             --         (3,034)
   Goodwill......................             --             --            566
   Dividend received deduction...         (1,918)        (2,608)          (904)
   Other, net....................            436            185          1,302
                                    ------------   ------------   ------------
Income tax expense (benefit)
 provided on income before
 adjustment to the provision
 for prior years' taxes..........            204         (3,668)         4,024
Adjustment to the provision
 for prior years' taxes..........             --             --         (1,269)
                                    ------------   ------------   ------------
Income tax expense (benefit)
 provided on income..............   $        204   $     (3,668)  $      2,755
                                    ============   ============   ============

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

     Other Policyholder Funds - Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations which represent deposits that do not have defined maturities. The carrying value of these funds is used as a reasonable estimate of fair value.

     Long-term Debt - The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

     The carrying amounts and fair values of financial instruments at December 31, 2003 and 2002 consisted of the following:

                                                               December 31,
                                           ------------------------------------------------------
                                                      2003                        2002
                                           --------------------------  --------------------------
                                             Carrying        Fair        Carrying       Fair
                                              Amount        Value         Amount        Value
                                           ------------  ------------  ------------  ------------
Financial Assets
   Investments
      Fixed maturities...................  $  3,258,674  $  3,258,674  $  2,991,195  $  2,991,195
      Short-term and other investments...       104,904       109,877       135,431       138,734
      Short-term investments,
      loaned securities collateral.......        22,147        22,147         3,937         3,937
                                           ------------  ------------  ------------  ------------
         Total investments...............     3,385,725     3,390,698     3,130,563     3,133,866
   Cash..................................        19,773        19,773        60,162        60,162

Financial Liabilities
   Policyholder account balances on
    interest-sensitive life contracts....        87,249        85,302        93,435        91,359
   Annuity contract liabilities..........     1,526,174     1,361,788     1,385,737     1,236,478
   Other policyholder funds..............       129,888       129,888       125,108       125,108
   Short-term debt.......................        25,000        25,000            --            --
   Long-term debt........................       144,703       142,916       144,685       137,692

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

     Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying financial statements are as follows:

                                                   December 31,
                                            --------------------------
                                                2003          2002
                                            ------------  ------------

Statutory capital and surplus of
 insurance subsidiaries...................  $    438,856  $    427,737
Increase (decrease) due to:
   Deferred policy acquisition costs......       193,703       174,555
   Difference in policyholder reserves....       (40,600)      (39,784)
   Goodwill...............................        47,396        47,396
   Value of acquired insurance in force...        27,259        31,945
   Liability for postretirement
    benefits, other than pensions.........       (29,871)      (30,253)
   Investment fair value
    adjustments on fixed maturities.......       133,813       132,188
   Difference in investment reserves......        30,866        19,448
   Federal income tax liability...........       (43,493)      (38,962)
   Minimum pension liability adjustment...       (26,541)      (26,563)
   Non-admitted assets and other, net.....         1,733         5,216
   Shareholders' equity of parent
    company and non-insurance
    subsidiaries..........................       (32,943)      (29,396)
   Parent company short-term and
    long-term debt........................      (169,703)     (144,685)
                                            ------------  ------------
   Shareholders' equity as reported
    herein................................  $    530,475  $    528,842
                                            ============  ============

                                                 Year Ended December  31,
                                          ------------------------------------
                                             2003         2002         2001
                                          ----------  ------------  ----------

Statutory net income (loss) of
 insurance subsidiaries.................  $   12,616  $    (28,741) $   15,146
Net loss of non-insurance companies.....      (4,337)       (3,831)     (3,313)
Interest expense........................      (6,339)       (8,517)     (9,250)
Tax benefit of interest expense and
 other parent company current tax
 adjustments............................      (2,087)        5,731      10,954
                                          ----------  ------------  ----------
Combined net income (loss)..............        (147)      (35,358)     13,537
Increase (decrease) due to:
   Deferred policy acquisition costs....      19,836        21,821      19,565
   Policyholder benefits................     126,999       (42,708)      9,513
   Reserve adjustment on life
    reinsurance ceded...................    (118,813)       50,000          --
   Federal income tax expense...........       5,101        32,859     (13,850)
   Provision for prior years' taxes.....          --            --       1,269
   Amortization of intangible assets....      (5,027)       (5,734)     (5,774)
   Investment reserves..................       6,446         9,009       5,425
   Other adjustments, net...............     (15,420)      (18,556)     (4,098)
                                          ----------  ------------  ----------
      Net income as reported herein.....  $   18,975  $     11,333  $   25,587
                                          ==========  ============  ==========

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

     The Company's insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2004 without prior approval is approximately $43,000.

     The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company's insurance subsidiaries. At December 31, 2003 and 2002, statutory capital and surplus of each of the Company's insurance subsidiaries was above required levels.

     On December 31, 2003, the Company's primary life insurance subsidiary, Horace Mann Life Insurance Company ("HMLIC"), entered into a reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada ("SLACC") which replaced the 2002 agreement with Sun Life Reinsurance Company Limited ("SLRCL"), a member of the Sun Life Financial Group. Under the terms of the December 31, 2003 agreement, which is expected to be in place for a five year period, HMLIC ceded to SLACC, on a combination coinsurance and modified coinsurance basis, a 75% quota share of HMLIC's in force interest-sensitive life block of business issued prior to January 1, 2002. SLACC assumes its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC's liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission received by HMLIC was $50,000 and resulted in a $32,500 after-tax increase in HMLIC's statutory surplus. Subsequent growth in HMLIC's statutory surplus is expected to be reduced by approximately $6,500 annually, as the coinsurance reserve declines over the term of the agreement. Fees related to these transactions, which are anticipated to reduce the Company's pretax GAAP income by approximately $1,000 in 2004, are also expected to decline over the term of the agreement. These transactions improved the statutory operating leverage and risk-based capital ratio of HMLIC in 2003 and 2002. The agreement contains a condition whereby HMLIC must maintain an S&P financial strength rating of BBB- or higher. If this condition is not maintained for a period of more than 60 consecutive days, HMLIC may recapture the agreement without penalty after giving 30 days written notice.

NOTE 10 - Pension Plans and Other Postretirement Benefits

     All employees of the Company are covered by a defined contribution plan and participate in a 401(k) plan. Employees hired on or before December 31, 1998 are also covered under a defined benefit plan. In addition, certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both.

     Under the defined contribution plan, the Company makes a contribution to each participant's account based on compensation and years of service. Participants are 100% vested in this plan after 5 years of service.

     All employees of the Company participate in a 401(k) plan. Beginning January 1, 2002, the Company automatically contributes 3% of eligible compensation to each employee's account, which is 100% vested at the time of the contribution. In addition, each participant may contribute up to 20% of eligible compensation into their account. Prior to December 31, 2001, the Company contributed an amount equal to 50% of the first 6% of eligible compensation contributed by the employee, and the Company contribution vested over 5 years at a rate of 20% per year of service.

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

     Total expense recorded for the defined contribution, 401(k), defined benefit and supplemental plans was $15,347, $19,259 and $10,678 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Defined Contribution Plan and 401(k) Plan

     Pension benefits under the defined contribution plan were fully funded and investments were set aside in a trust fund. None of the trust fund assets for the defined contribution plan have been invested in shares of HMEC's common stock. The 401(k) plan was fully funded and investments were set aside through an annuity contract underwritten by the Company's principal life insurance subsidiary. The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants. One of the variable return account options invests in shares of HMEC common stock. Contributions to employees' accounts under the defined contribution plan and the 401(k) plan, which were expensed in the Company's Consolidated Statements of Operations, and total assets of the plans were as follows:

                                                 Year Ended December  31,
                                           -------------------------------------
                                              2003         2002          2001
                                           -----------  ------------  ----------
Defined contribution plan:
   Contributions to employees accounts...  $     5,818  $      6,254  $    6,012
   Total assets at the end of the year...      112,795       105,431      97,967
401(k) plan:
   Contributions to employees accounts...        3,814         3,471       2,301
   Total assets at the end of the year...       93,977        81,751      92,189

     Defined Benefit Plan and Supplemental Retirement Plans

     The following tables summarize both the funding status of the defined benefit and supplemental retirement pension plans and identify the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

                                                                                                      Supplemental
                                                           Defined Benefit Plan                      Retirement Plans
                                                   ------------------------------------   ------------------------------------
                                                               December 31,                           December 31,
                                                   ------------------------------------   ------------------------------------
                                                      2003         2002         2001         2003         2002         2001
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Change in benefit obligation:
   Projected benefit obligation at beginning
    of year......................................  $   50,402   $   50,927   $   50,830   $   16,014   $   13,607   $   12,191
   Service cost..................................          --          696        1,789          555          671          610
   Interest cost.................................       3,258        3,453        3,518        1,019          907          840
   Plan amendments...............................          --           --          980           --           --         (383)
   Actuarial loss (gains)........................       8,569        7,056        5,500         (103)       1,839        1,355
   Benefits paid.................................      (2,022)      (1,484)      (6,010)      (1,219)      (1,010)        (997)
   Curtailment gain..............................          --           --       (5,680)          --           --           (9)
   Settlements...................................      (6,946)     (10,246)          --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
   Projected benefit obligation at end of year...  $   53,261   $   50,402   $   50,927   $   16,266   $   16,014   $   13,607
                                                   ==========   ==========   ==========   ==========   ==========   ==========
Change in plan assets:
   Fair value of plan assets at beginning
    of year......................................  $   28,105   $   34,569   $   43,401   $       --   $       --   $       --
   Actual return on plan assets..................       5,812       (2,644)      (2,822)          --           --           --
   Employer contributions........................       8,780        7,910           --        1,219        1,010          997
   Benefits paid.................................      (2,022)      (1,484)      (6,010)      (1,219)      (1,010)        (997)
   Settlements...................................      (6,946)     (10,246)          --           --           --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
   Fair value of plan assets at end of year......  $   33,729   $   28,105   $   34,569   $       --   $       --   $       --
                                                   ==========   ==========   ==========   ==========   ==========   ==========
Funded status....................................  $  (19,532)  $  (22,297)  $  (16,358)  $  (16,266)  $  (16,014)  $  (13,607)
Unrecognized net actuarial loss..................      22,860       22,393       14,967        3,681        4,136        2,603
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Accrued benefit cost included in the
 Consolidated Balance Sheets.....................       3,328           96       (1,391)     (12,585)     (11,878)     (11,004)
Additional liability to recognize unfunded
 accumulated benefit obligation..................     (22,860)     (22,393)     (14,967)      (3,681)      (4,170)      (2,630)
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Total benefit cost...............................  $  (19,532)  $  (22,297)  $  (16,358)  $  (16,266)  $  (16,048)  $  (13,634)
                                                   ==========   ==========   ==========   ==========   ==========   ==========
Aimounts recognized in the Statements of
 Financial Position consist of:
   Accrued benefit cost..........................  $    3,328   $       96   $   (1,391)  $  (12,585)  $  (11,878)  $  (11,004)
   Minimum liability.............................     (22,860)     (22,393)     (14,967)      (3,681)      (4,170)      (2,630)
   Accumulated other comprehensive income........      22,860       22,393       14,967        3,681        4,170        2,630
                                                   ----------   ----------   ----------   ----------   ----------   ----------
      Net amount recognized......................  $    3,328   $       96   $   (1,391)  $  (12,585)  $  (11,878)  $  (11,004)
                                                   ==========   ==========   ==========   ==========   ==========   ==========
Information for pension plans with an accumulated
 benefit obligation greater than plan assets:
   Projected benefit obligation..................  $   53,261   $   50,402   $   50,927   $   16,266   $   16,014   $   13,607
   Accumulated benefit obligation................      53,261       50,402       50,927       16,266       16,014       13,607
   Fair value of plan assets.....................      33,729       28,105       34,569           --           --           --

     The increase in the Company's 2002 minimum pension liability for the defined benefit plan of $7,426 was attributable to the following factors: (1) a decline in asset performance, (2) an increase in the assumed frequency of lump sum elections, (3) an increase in retirement rates and (4) a change in the discount rate from 7.00% to 6.75%. The increase in the Company's 2001 minimum pension liability for the defined benefit plan of $14,967 was attributable to the following factors: (1), (2) and (3) as noted in the previous sentence and
(4) a change in the discount rate from 7.25% to 7.00%. These increases were recorded as charges to a separate component of shareholders' equity.

                                                                                                Supplemental
                                                         Defined Benefit Plan                 Retirement Plans
                                                   ---------------------------------   ------------------------------
                                                        Year Ended December 31,           Year Ended December 31,
                                                   ---------------------------------   ------------------------------
                                                     2003        2002        2001        2003       2002       2001
                                                   ---------   ---------   ---------   --------   --------   --------
Components of net periodic pension (income)
 expense:
   Service cost..................................  $      --   $     696   $   1,789   $    555   $    671   $    610
   Interest cost.................................      3,258       3,453       3,518      1,019        907        840
   Expected return on plan assets................     (2,490)     (2,798)     (4,021)        --         --         --
   Amortization of prior service cost............         --          --        (610)        --         --        314
   Recognized net actuarial loss.................      1,675         980          --        352        307        174
   Curtailment (gain) loss.......................         --          --      (1,614)        --         --      1,258
   Settlement loss...............................      3,104       4,093          --         --         --         --
                                                   ---------   ---------   ---------   --------   --------   --------
Net periodic pension (income) expense............  $   5,547   $   6,424   $    (938)  $  1,926   $  1,885   $  3,196
                                                   =========   =========   =========   ========   ========   ========
Weighted-average assumptions used to determine
 expense:
   Discount rate.................................       6.38%       6.81%       7.25%      6.75%      7.00%      7.25%
   Expected return on plan assets................       7.50%       7.81%       8.75%         *          *          *
   Annual rate of salary increase................          *        4.00%       4.00%         *       4.00%      4.00%
Weighted-average assumptions used to determine
 benefit obligations as of December 31:
   Discount rate.................................       6.25%       6.75%       7.00%      6.25%      6.75%      7.00%
   Expected return on plan assets................       7.50%       7.50%       8.75%         *          *          *
   Annual rate of salary increase................          *           *        4.00%         *          *       4.00%

----------
*    Not applicable.

     The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

     In 2001, HMEC's Board of Directors approved a proposal for the curtailment of the Company's defined benefit plans. In accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination of Benefits", the curtailment gain was recognized in 2001, the period in which the pension plan was amended.

     The allocation by asset category of the Company's defined benefit pension plan assets at December 31, 2003, 2002 and 2001 (the measurement dates) were as follows:

                                                             December 31,
                                                    ---------------------------
                                                      2003      2002      2001
                                                    --------  --------  -------
Asset category
   Equity securities (1).........................       71.3%     55.6%    72.2%
   Debt securities...............................       26.7      23.1     27.3
   Cash and short-term investments...............        2.0      21.3      0.5
                                                    --------  --------  -------
      Total......................................      100.0%    100.0%   100.0%
                                                    ========  ========  =======

----------
(1) None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC's common stock.

     In 2002, the Company adopted an investment policy for the defined benefit pension plan that aligns the assets within the plan's trust to a 70% equity and 30% stable value funds allocation. Management believes this allocation will produce the targeted long-term rate of return on assets necessary for payment of future benefit obligations, while providing adequate liquidity for payments to current beneficiaries. During 2003, assets were rebalanced to reflect the defined benefit pension plan's investment policy and the trustee has been directed to review and adjust invested assets at least quarterly to maintain the target allocation percentages.

     The Company expects to contribute $3,500 to the defined benefit plan and $1,200 to the supplemental retirement plan in 2004.

     Postretirement Benefits Other than Pensions

     In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Through December 31, 2000, employees with ten years of service were eligible to receive these benefits upon retirement. Effective January 1, 2001, the eligibility requirement increased to age 55 and 20 years of service. Employees hired on or after January 1, 2001 are not eligible for postretirement medical benefits. Effective January 1, 2004, only employees who are at least age 50 with at least 15 years of service are eligible to participate in this program. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees' service years.

     The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2003, 2002 and 2001 (the measurement dates) reconciled with amounts recognized in the Company's Consolidated Balance Sheets:

                                                       December 31,
                                            ---------------------------------
                                               2003        2002        2001
                                            ---------   ---------   ---------
Change in accumulated postretirement
 benefit obligation:
   Accumulated postretirement benefit
    obligation at beginning of year......   $  37,087   $  35,749   $  30,766
   Changes during fiscal year
      Service cost.......................         248         396         475
      Interest cost......................       1,972       2,231       2,285
      Plan amendments....................      (3,947)         --          --
      Benefits paid......................      (2,301)     (1,976)     (1,676)
      Actuarial (gain) loss..............      (2,822)        687       3,899
                                            ---------   ---------   ---------
   Accumulated postretirement benefit
    obligation at end of year............   $  30,237   $  37,087   $  35,749
                                            =========   =========   =========

Unfunded status..........................   $ (30,237)  $ (37,087)  $ (35,749)
Unrecognized prior service cost..........      (3,588)         --          --
Unrecognized net loss from past
 experience different from that assumed..       3,954       6,834       6,147
                                            ---------   ---------   ---------
   Accrued postretirement benefit cost...   $ (29,871)  $ (30,253)  $ (29,602)
                                            =========   =========   =========

                                                 Year Ended December 31,
                                            ---------------------------------
                                               2003        2002        2001
                                            ---------   ---------   ---------
Components of net periodic benefit
 cost:
   Service cost..........................   $     248   $     396   $     475
   Interest cost.........................       1,972       2,231       2,285
   Amortization of prior service cost            (359)         --          --
   Amortization of prior losses..........          58          --          30
                                            ---------   ---------   ---------
      Net periodic benefit cost..........   $   1,919   $   2,627   $   2,790
                                            =========   =========   =========

The Company expects to contribute $2,300 to the postretirement benefit plan in 2004.

     Sensitivity Analysis

     A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

                                                       December 31,
                                            ---------------------------------
                                               2003        2002        2001
                                            ---------   ---------   ---------
Accumulated postretirement benefit
 obligation
   Effect of a one percentage point
    increase.............................   $     799   $     904   $     967
   Effect of a one percentage point
    decrease.............................        (710)       (805)       (859)

Service and interest cost components
 of the net periodic postretirement
 benefit expense
   Effect of a one percentage point
    increase.............................   $      54   $      45   $      77
   Effect of a one percentage point
    decrease.............................         (48)        (40)        (64)

Healthcare cost trend rate assumed.......        11.0%       12.0%        6.5%
Rate to which the cost trend rate is
 assumed to decline (ultimate trend
 rate)...................................         5.5%        5.5%        5.0%
Year the rate is assumed to reach the
 ultimate trend rate.....................        2009        2009        2004

Weighed-average assumptions used to
 determine benefit obligation and net
 benefit cost as of December 31,
   Discount rate.........................        6.25%       6.75%       7.00%
   Expected return on plan assets........           *           *           *

----------
*    Not applicable.

     The discount rate of 6.25% at December 31, 2003 is based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including Moody's Aa long-term bond index.

     The Company acknowledges the existence of the new government Medicare Prescription Drug Program. The table above does not give consideration to this new program. Any effects of this program on the postretirement health care plan of the Company are being deferred while guidance is still pending on the accounting for the federal subsidy in this new program. Guidance, when issued, could require the Company to change previously reported information; however, the impact of this program is not expected to be material to the Company.

NOTE 11 - Reinsurance

     In the normal course of business, the Company's insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

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

     The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

                                                December 31,
                                            ---------------------
                                               2003        2002
                                            ---------   ---------
Reinsurance Recoverables on Reserves
 and Unpaid Claims
   Life and health.......................   $   8,161   $   9,534
   Property and casualty
   State insurance facilities............       9,582      36,780
   Other insurance companies.............      11,033       7,921
                                            ---------   ---------
      Total..............................   $  28,776   $  54,235
                                            =========   =========

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

                                                          Ceded to      Assumed
                                              Gross         Other     from State
                                              Amount      Companies   Facilities       Net
                                            ----------   ----------   ----------   ----------
Year ended December 31, 2003
   Premiums written and contract
    deposits.............................   $  971,213   $   23,038   $    7,284   $  955,459
   Premiums and contract charges
    earned...............................      658,171       22,249        7,614      643,536
   Benefits, claims and settlement
    expenses.............................      523,205        8,342        4,115      518,978
Year ended December 31, 2002
   Premiums written and contract
    deposits.............................      905,674       20,750       14,405      899,329
   Premiums and contract charges
    earned...............................      642,310       33,567       16,490      625,233
   Benefits, claims and settlement
    expenses.............................      462,476       26,784       15,174      450,866
Year ended December 31, 2001
   Premiums written and contract
    deposits.............................      885,801       27,991       17,756      875,566
   Premiums and contract charges
    earned...............................      625,722       28,601       18,121      615,242
   Benefits, claims and settlement
    expenses.............................      475,991       18,416       18,008      475,583

     There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2003. Past due reinsurance recoverables as of December 31, 2003 were not material.

     The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsured 95% of catastrophe losses above a retention of $8,500 per occurrence up to $80,000 per occurrence through December 31, 2003. Effective January 1, 2004, the retention on this coverage increased to $10,000. In addition, the Company's predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $14,500 up to $50,900 with the Florida Hurricane Catastrophe Fund, based on the Fund's financial resources. These catastrophe reinsurance programs are augmented by a $75,000 equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company's convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit.

     Effective May 7, 2002, the Company entered into an equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated "A+ (Superior)" by A.M. Best. Under the 36-month agreement, which is renewable annually at the option of the Company, the equity put coverage of $75,000 provides a source of capital for up to $115,000 of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company's property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, are 145 basis points for the May 7, 2002 through May 7, 2004 period increasing to 150 basis points for the May 7, 2004 through May 7, 2005 period. The agreement contains certain conditions to Horace Mann's exercise of the equity put option including: (1) the Company's shareholders' equity, adjusted to exclude goodwill, can not be less than $215,000 after recording the first triggering event; (2) the Company's debt as a percentage of total capital can not be more than 47.5% prior to recording the triggering event; and (3) the Company's S&P financial strength rating can not be below "BBB" prior to a triggering event. The Company's S&P financial strength rating was "A" at December 31, 2003.

     For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. Through December 31, 2003, the Company also reinsured each property loss above a retention of $250 up to $2,500, including catastrophe losses that in the aggregate are less than the retention levels above. Effective January 1, 2004, the retention on the property loss coverage increased to $500.

     The maximum individual life insurance risk retained by the Company is $200 on any individual life and a maximum of $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $20,000 per occurrence through December 31, 2003 and in excess of $1,000 up to $15,000 per occurrence effective January 1, 2004. This program covers acts of terrorism but excludes nuclear, biological and chemical explosions as well as other acts of war.

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

NOTE 13 - Supplementary Data on Cash Flows

     A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

                                                                       Year Ended December 31,
                                                               ---------------------------------------
                                                                  2003          2002          2001
                                                               -----------   -----------   -----------
Cash flows from operating activities
   Net income...............................................   $    18,975   $    11,333   $    25,587
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Realized investment (gains) losses....................       (25,487)       49,407        10,019
      Depreciation and amortization.........................        11,082        12,512         8,300
      Increase in insurance liabilities.....................       147,502        91,429       124,830
      (Increase) decrease in premium receivables............           634        10,968        (7,160)
      Increase in deferred policy acquisition costs.........       (19,835)      (21,822)      (19,565)
      (Increase) decrease in reinsurance recoverable........         1,110         4,279        (5,850)
      Increase (decrease) in federal income tax
       liabilities..........................................       (18,791)       (9,061)        3,179
      Decrease in liabilities for restructuring and
       litigation charges...................................        (3,101)         (170)       (3,127)
      Other.................................................         5,319        16,592        12,644
                                                               -----------   -----------   -----------
         Total adjustments..................................        98,433       154,134       123,270
                                                               -----------   -----------   -----------
            Net cash provided by operating activities.......   $   117,408   $   165,467   $   148,857
                                                               ===========   ===========   ===========

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

     Summarized financial information for these segments is as follows:

                                                                       Year Ended December 31,
                                                               ---------------------------------------
                                                                  2003          2002          2001
                                                               -----------   -----------   -----------
Insurance premiums and contract charges earned
   Property and casualty....................................   $   533,761   $   519,546   $   508,345
   Annuity..................................................        14,588        14,247        14,906
   Life.....................................................        96,004        92,707        93,272
   Intersegment eliminations................................          (817)       (1,267)       (1,281)
                                                               -----------   -----------   -----------
         Total..............................................   $   643,536   $   625,233   $   615,242
                                                               ===========   ===========   ===========
Net investment income
   Property and casualty....................................   $    31,892   $    35,180   $    37,749
   Annuity..................................................       104,380       107,731       107,583
   Life.....................................................        49,605        53,925        55,226
   Corporate and other......................................            10           387            98
   Intersegment eliminations................................        (1,162)       (1,175)       (1,389)
                                                               -----------   -----------   -----------
         Total..............................................   $   184,725   $   196,048   $   199,267
                                                               ===========   ===========   ===========
Net income
   Property and casualty....................................   $   (17,805)  $    19,943   $     5,184
   Annuity..................................................        14,353        16,963        20,619
   Life.....................................................        13,431        18,899        18,646
   Corporate and other (a)..................................         8,996       (44,472)      (18,862)
                                                               -----------   -----------   -----------
         Total..............................................   $    18,975   $    11,333   $    25,587
                                                               ===========   ===========   ===========
Amortization of intangible assets
   Value of acquired insurance in force
   Annuity..................................................   $     3,402   $     4,008   $     2,317
   Life.....................................................         1,625         1,726         1,839
                                                               -----------   -----------   -----------
      Subtotal..............................................         5,027         5,734         4,156
   Goodwill.................................................            --            --         1,618
                                                               -----------   -----------   -----------
         Total..............................................   $     5,027   $     5,734   $     5,774
                                                               ===========   ===========   ===========

                                                  December 31,
                                            -------------------------
                                               2003           2002
                                            -----------   -----------
Assets
   Property and casualty.................   $   795,579   $   773,362
   Annuity...............................     3,163,808     2,628,083
   Life..................................       947,468     1,036,078
   Corporate and other...................        95,505       112,102
   Intersegment eliminations.............       (29,372)      (37,336)
                                            -----------   -----------
      Total..............................   $ 4,972,988   $ 4,512,289
                                            ===========   ===========

----------
(a) The corporate and other segment includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges, provision for prior years' taxes and certain public company expenses.

NOTE 15 - Unaudited Interim Information

     Summary quarterly financial data is presented below.

                                                                              Three Months Ended
                                                         ------------------------------------------------------------
                                                          December 31,   September 30,      June 30,       March 31,
                                                         -------------   -------------   -------------   ------------
2003
----
Insurance premiums written and contract deposits......   $     249,723   $     251,436   $     234,760   $    219,540
Total revenues........................................         232,436         211,014         209,207        201,091
Net income (loss).....................................          23,059         (14,266)          2,083          8,099
Per share information
   Basic
      Net income (loss)...............................   $        0.54   $       (0.34)  $        0.05   $       0.19
      Shares of common stock - weighted average (a)...          42,722          42,722          42,707         42,700
   Diluted
      Net income (loss)...............................   $        0.54   $       (0.34)  $        0.05   $       0.19
      Shares of common stock and equivalent
       shares - weighted average (a)..................          42,900          42,933          42,901         42,869
2002
----
Insurance premiums written and contract deposits......   $     236,377   $     232,604   $     218,600   $    211,748
Total revenues........................................         210,667         189,981         163,406        207,820
Net income (loss).....................................          13,547             549         (18,334)        15,571
Per share information
   Basic
      Net income (loss)...............................   $        0.33   $        0.02   $       (0.45)  $       0.38
      Shares of common stock - weighted average (a)...          41,293          40,850          40,838         40,780
   Diluted
      Net income (loss)...............................   $        0.33   $        0.02   $       (0.45)  $       0.38
      Shares of common stock and equivalent
       shares - weighted average (a)..................          41,466          41,025          41,294         41,231
2001
----
Insurance premiums written and contract deposits......   $     225,262   $     224,307   $     218,225   $    207,772
Total revenues........................................         201,889         203,131         196,106        203,364
Net income (loss).....................................           4,758           9,057          (4,926)        16,698
Per share information
   Basic
      Net income (loss)...............................   $        0.12   $        0.22   $       (0.12)  $       0.41
      Shares of common stock - weighted average (a)...          40,728          40,659          40,554         40,524
   Diluted
      Net income (loss)...............................   $        0.12   $        0.22   $       (0.12)  $       0.41
      Shares of common stock and equivalent
       shares - weighted average (a)..................          41,016          40,977          40,874         40,747

----------
(a)  Rounded to thousands.

                                                                      SCHEDULE I

                        HORACE MANN EDUCATORS CORPORATION

        SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2003

                             (Dollars in thousands)

                                                                       Amount
                                                                      shown in
                                                          Fair        Balance
           Type of Investments              Cost(1)       Value        Sheet
----------------------------------------  -----------  -----------  -----------
Fixed maturities:
   U.S. Government and U.S. Government
    agencies and authorities............  $   943,375  $   961,062  $   961,062
   States, municipalities and political
    subdivisions........................      488,081      502,912      502,912
   Foreign government bonds.............       33,134       36,194       36,194
   Public utilities.....................      123,293      128,854      128,854
   Other corporate bonds................    1,536,978    1,629,652    1,629,652
                                          -----------  -----------  -----------
      Total fixed maturity securities...    3,124,861  $ 3,258,674    3,258,674
                                          -----------  ===========  -----------
Mortgage loans and real estate..........        4,557          XXX        4,557
Short-term investments..................       25,367          XXX       25,367
Short-term investments, loaned
 securities.............................       22,147          XXX       22,147
Policy loans and other..................       74,270          XXX       74,980
                                          -----------               -----------
      Total investments.................  $ 3,251,202          XXX  $ 3,385,725
                                          ===========               ===========

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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS
                        As of December 31, 2003 and 2002
                  (Dollars in thousands, except per share data)

                                                            December 31,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                                     ASSETS

Investments and cash..............................  $      7,311   $     10,913
Investment in subsidiaries........................       640,886        608,164
Other assets......................................        53,297         55,764
                                                    ------------   ------------
      Total assets................................  $    701,494   $    674,841
                                                    ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt...................................  $     25,000   $         --
Long-term debt....................................       144,703        144,685
Other liabilities.................................         1,316          1,314
                                                    ------------   ------------
      Total liabilities...........................       171,019        145,999
                                                    ------------   ------------
Preferred stock, $0.001 par value, authorized
 1,000,000 shares; none issued....................            --             --
Common stock, $0.001 par value, authorized
 75,000,000 shares; issued, 2003, 60,225,311;
 2002, 60,194,615.................................            60             60
Additional paid-in capital........................       342,306        342,749
Retained earnings.................................       456,330        455,308
Accumulated other comprehensive income (loss),
 net of taxes:
   Net unrealized gains on fixed maturities
    and equity securities.........................        81,608         80,567
   Minimum pension liability adjustment...........       (17,252)       (17,265)
Treasury stock, at cost, 2003 and 2002,
 17,503,371 shares................................      (332,577)      (332,577)
                                                    ------------   ------------
      Total shareholders' equity..................       530,475        528,842
                                                    ------------   ------------
      Total liabilities and shareholders'
       equity.....................................  $    701,494   $    674,841
                                                    ============    ===========

            See accompanying note to condensed financial statements.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF OPERATIONS

                             (Dollars in thousands)

                                                     Year Ended December 31,
                                                 ------------------------------
                                                   2003       2002       2001
                                                 --------   --------   --------
Revenues
   Net investment income.......................  $     19   $    386   $    100
   Realized investment gains (losses)..........        62       (430)       219
                                                 --------   --------   --------
      Total revenues...........................        81        (44)       319
                                                 --------   --------   --------
Expenses
   Interest....................................     6,339      8,517      9,250
   Debt retirement costs.......................        --      2,272         --
   Amortization of goodwill....................        --         --      1,618
   Other.......................................     4,629      1,755      3,802
                                                 --------   --------   --------
      Total expenses...........................    10,968     12,544     14,670
                                                 --------   --------   --------
Loss before income taxes and equity in
 net earnings of subsidiaries.................    (10,887)   (12,588)   (14,351)

Income tax benefit.............................    (4,131)    (3,954)    (4,099)
                                                 --------   --------   --------
Loss before equity in net earnings
 of subsidiaries...............................    (6,756)    (8,634)   (10,252)
Equity in net earnings of subsidiaries.........    25,731     19,967     35,839
                                                 --------   --------   --------
Net income.....................................  $ 18,975   $ 11,333   $ 25,587
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

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE II

                        HORACE MANN EDUCATORS CORPORATION
                              (Parent Company Only)

                         CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                      Year Ended December 31,
                                                                 ---------------------------------
                                                                   2003        2002        2001
                                                                 ---------   ---------   ---------
Cash flows from operating activities
   Interest expense paid......................................   $  (5,454)  $  (9,540)  $  (9,091)
   Contribution to defined benefit pension plan trust fund....      (8,780)     (7,910)         --
   Federal income taxes (paid) recovered......................       6,344       7,793         (12)
   Cash dividends received from subsidiaries..................      23,300       5,900      28,650
   Other, net.................................................       2,534       9,296      (4,032)
                                                                 ---------   ---------   ---------
      Net cash provided by operating activities...............      17,944       5,539      15,515
                                                                 ---------   ---------   ---------
Cash flows provided by (used in) investing activities
   Net (increase) decrease in investments.....................      (3,368)     (2,477)      5,707
   Capital contributions to subsidiaries......................     (27,500)         --      (4,500)
                                                                 ---------   ---------   ---------
      Net cash provided by (used in) investing activities.....     (30,868)     (2,477)      1,207
                                                                 ---------   ---------   ---------
Cash flows provided by (used in) financing activities
   Dividends paid to shareholders.............................     (17,953)    (17,164)    (17,072)
   Principal borrowings (payments) on Bank Credit Facility....      25,000     (53,000)      4,000
   Exercise of stock options..................................          --       2,183       3,759
   Catastrophe-linked equity put option premium...............      (1,088)     (1,088)       (950)
   Proceeds from issuance of Senior Convertible Notes.........          --     162,654          --
   Repurchase of Senior Notes and Senior Convertible Notes....          --     (97,523)         --
                                                                 ---------   ---------   ---------
      Net cash provided by (used in) financing activities.....       5,959      (3,938)    (10,263)
                                                                 ---------   ---------   ---------
Net increase (decrease) in cash...............................      (6,965)       (876)      6,459
Cash at beginning of period...................................       7,457       8,333       1,874
                                                                 ---------   ---------   ---------
Cash at end of period.........................................   $     492   $   7,457   $   8,333
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

                                                    SCHEDULE III & VI (COMBINED)

                        HORACE MANN EDUCATORS CORPORATION

                SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

                SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING
                   PROPERTY AND CASUALTY INSURANCE OPERATIONS

                             (Dollars in thousands)

Column identification for
   Schedule III: A                     B              C                          D            E          F           G
   Schedule VI:  A                     B              C              D           E                       F           G

                                                                 Discount,                 Other
                                   Deferred     Future policy     if any,                  policy     Premium
                                    policy        benefits,     deducted in              claims and   revenue/      Net
                                  acquisition    claims and      previous     Unearned    benefits    premium    investment
            Segment                  costs     claims expenses    column      premiums     payable     earned      income
--------------------------------  -----------  ---------------  -----------  ----------  ----------  ----------  ----------
Year Ended December 31, 2003
   Property and casualty........  $    19,022  $       341,496  $         0  $  190,204  $       --  $  533,761  $   31,892
   Annuity......................       80,469        1,528,516          xxx          --     122,104      14,588     104,380
   Life.........................       94,212          755,216          xxx       8,787       7,784      96,004      49,605
   Other, including
    consolidating eliminations            N/A               --          xxx         N/A         N/A        (817)     (1,152)
                                  -----------  ---------------               ----------  ----------  ----------  ----------
      Total.....................  $   193,703  $     2,625,228          xxx  $  198,991  $  129,888  $  643,536  $  184,725
                                  ===========  ===============               ==========  ==========  ==========  ==========
Year Ended December 31, 2002
   Property and casualty........  $    21,388  $       317,321  $         0  $  180,509  $       --  $  519,546  $   35,180
   Annuity......................       63,643        1,389,498          xxx          --     116,489      14,247     107,731
   Life.........................       89,524          728,603          xxx       8,875       8,619      92,707      53,925
   Other, including
    consolidating eliminations             NA            2,000          xxx          NA          NA      (1,267)       (788)
                                  -----------  ---------------               ----------  ----------  ----------  ----------
      Total.....................  $   174,555  $     2,437,422          xxx  $  189,384  $  125,108  $  625,233  $  196,048
                                  ===========  ===============               ==========  ==========  ==========  ==========
Year Ended December 31, 2001
  Property and casualty.........  $    18,957  $       306,141  $         0  $  177,023  $       --  $  508,345  $   37,749
  Annuity.......................       54,791        1,279,891          xxx          --     113,780      14,906     107,583
  Life..........................       84,028          701,964          xxx       8,546       9,654      93,272      55,226
  Other, including
   consolidating eliminations             N/A            2,000          xxx         N/A         N/A      (1,281)     (1,291)
                                  -----------  ---------------               ----------  ----------  ----------  ----------
      Total.....................  $   157,776  $     2,289,996          xxx  $  185,569  $  123,434  $  615,242  $  199,267
                                  ===========  ===============               ==========  ==========  ==========  ==========

Column identification for
   Schedule III: A                    H                                     I            J                       K
   Schedule VI:  A                                      H                   I                        J           K

                                                Claims and claims
                                   Benefits,    adjustment expense     Amortization                 Paid
                                    claims     incurred related to     of deferred                 claims
                                     and      ---------------------       policy       Other     and claims
                                  settlement    Current     Prior      acquisition   operating   adjustment   Premiums
            Segment                expenses      year       years         costs       expenses    expense     written
--------------------------------  ----------  ----------  ---------    ------------  ----------  ----------  ----------
Year Ended December 31, 2003
   Property and casualty........  $  472,843  $  416,473  $  56,370    $     56,904  $   71,078  $  424,582  $  546,510
   Annuity......................      72,076         xxx        xxx             767      26,359         xxx         xxx
   Life.........................      77,029         xxx        xxx           7,491      40,313         xxx         xxx
   Other, including
    consolidating eliminations            --         xxx        xxx            (817)     10,526         xxx         xxx
                                  ----------                           ------------  ----------
      Total.....................  $  621,948         xxx        xxx    $     64,345  $  148,276         xxx         xxx
                                  ==========                           ============  ==========
Year Ended December 31, 2002
   Property and casualty........  $  410,161  $  387,747  $  23,995(1) $     51,804  $   68,969  $  411,159  $  524,877
   Annuity......................      69,233         xxx        xxx           2,740      26,784         xxx         xxx
   Life.........................      69,852         xxx        xxx           8,020      39,597         xxx         xxx
   Other, including
    consolidating eliminations            --         xxx        xxx          (1,267)     18,316         xxx         xxx
                                  ----------                           ------------  ----------
                                  $  549,246         xxx        xxx    $     61,297  $  153,666         xxx         xxx
      Total.....................  ==========                           ============  ==========
Year Ended December 31, 2001
  Property and casualty.........  $  433,344  $  416,770  $  16,574    $     47,780  $   63,042  $  411,147  $  519,167
  Annuity.......................      66,901         xxx        xxx           3,498      21,368         xxx         xxx
  Life..........................      69,840         xxx        xxx           8,232      41,531         xxx         xxx
  Other, including
   consolidating eliminations          2,000         xxx        xxx          (1,462)     20,074         xxx         xxx
                                  ----------                           ------------  ----------
      Total.....................  $  572,085         xxx        xxx    $     58,048  $  146,015         xxx         xxx
                                  ==========                           ============  ==========

----------
(1) Property and casualty segment claims and claims adjustment expense incurred related to prior years includes a $1,581 statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company's Consolidated Statements of Operations.
N/A  Not applicable.

                 See accompanying Independent Auditors' Report.

                                                                     SCHEDULE IV

                        HORACE MANN EDUCATORS CORPORATION

                                   REINSURANCE

                             (Dollars in thousands)

               Column A                    Column B       Column C       Column D       Column E        Column F
                                                          Ceded to       Assumed                       Percentage
                                            Gross          Other        from State                      of Amount
                                            Amount       Companies      Facilities        Net        Assumed to Net
                                         ------------   ------------   ------------   ------------   --------------
Year ended December 31, 2003
   Life insurance in force............   $ 13,263,273   $  1,333,005             --   $ 11,930,268               --
   Premiums
      Property and casualty...........   $    542,500   $     16,353   $      7,614   $    533,761              1.4%
      Annuity.........................         14,588             --             --         14,588               --
      Life............................        101,900          5,896             --         96,004               --
      Other, including
       consolidating eliminations.....           (817)            --             --           (817)              --
                                         ------------   ------------   ------------   ------------
         Total premiums...............   $    658,171   $     22,249   $      7,614   $    643,536              1.2%
                                         ============   ============   ============   ============
Year ended December 31, 2002
   Life insurance in force............   $ 13,196,369   $  1,286,109             --   $ 11,910,260               --
   Premiums
      Property and casualty...........   $    530,253   $     27,197   $     16,490   $    519,546              3.2%
      Annuity.........................         14,247             --             --         14,247               --
      Life............................         99,077          6,370             --         92,707               --
      Other, including
       consolidating eliminations.....         (1,267)            --             --         (1,267)              --
                                         ------------   ------------   ------------   ------------
         Total premiums...............   $    642,310   $     33,567   $     16,490   $    625,233              2.6%
                                         ============   ============   ============   ============
Year ended December 31, 2001
   Life insurance in force............   $ 13,216,146   $  1,035,477             --   $ 12,180,669               --
   Premiums
      Property and casualty...........   $    514,574   $     24,350   $     18,121   $    508,345              3.6%
      Annuity.........................         14,906             --             --         14,906               --
      Life............................         97,523          4,251             --         93,272
      Other, including
       consolidating eliminations.....         (1,281)            --             --         (1,281)              --
                                         ------------   ------------   ------------   ------------
         Total premiums...............   $    625,722   $     28,601   $     18,121   $    615,242              2.9%
                                         ============   ============   ============   ============

----------
NOTE: Premiums above include insurance premiums earned and contract charges earned.

                  See accompanying Independent Auditors' Report

================================================================================

--------------------------------------------------------------------------------

                        HORACE MANN EDUCATORS CORPORATION


                                    EXHIBITS

                                       To

                                    FORM 10-K

                      For the Year Ended December 31, 2003


                                  VOLUME 1 OF 1

--------------------------------------------------------------------------------

================================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. Management contracts and compensatory plans are indicated by an asterisk (*).

                                  EXHIBIT INDEX

Exhibit No.                                Description
-----------      ---------------------------------------------------------------

(3)  Articles of incorporation and bylaws:

     3.1 Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the "SEC") on August 14, 2003.

     3.2 Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit
                 4.5 to HMEC's Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

     3.3 Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

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

     4.2(a)      Form of 1.425% Senior Convertible Notes Due 2032 (included in
                 Exhibit 4.2).

     4.3 Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock (included in Exhibit 10.14).

Exhibit No.                                Description
-------------    ---------------------------------------------------------------

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

Exhibit No.                                Description
-------------    ---------------------------------------------------------------

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

Exhibit No.                                Description
-------------    ---------------------------------------------------------------

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

     10.13* Transition, Retirement and Release Agreement entered by and between Horace Mann Service Corporation and George J. Zock as of December 31, 2003.

     10.14 First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002, incorporated by reference to
                 Exhibit 10.1 to HMEC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.

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