Form 10-Q
period 2004-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2004-05-10
CIK 850141

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____

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

     As of April 30, 2004, 42,724,477 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

================================================================================

                        HORACE MANN EDUCATORS CORPORATION
                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Independent Auditors' Review Report..........................   1

               Consolidated Balance Sheets as of
                March 31, 2004 and December 31, 2003........................   2

               Consolidated Statements of Operations for the
                Three Months Ended March 31, 2004 and 2003..................   3

               Consolidated Statements of Changes in Shareholders' Equity
                for the Three Months Ended March 31, 2004 and 2003..........   4

               Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2004 and 2003..................   5

               Notes to Consolidated Financial Statements...................   6

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................  14

          Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk..............................................  35

          Item 4. Controls and Procedures...................................  35

PART II - OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders.......  35

          Item 5. Other Information.........................................  35

          Item 6. Exhibits and Reports on Form 8-K..........................  36

SIGNATURES..................................................................  37

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Horace Mann Educators Corporation:

     We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2004, we expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
May 5, 2004

                        HORACE MANN EDUCATORS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       March 31,   December 31,
                                                         2004          2003
                                                      -----------  ------------
                                                      (Unaudited)
                                     ASSETS
Investments
   Fixed maturities, available for sale, at fair
    value (amortized cost, 2004, $3,157,141; 2003,
    $3,124,861).....................................  $ 3,338,969  $  3,258,674
   Short-term and other investments.................      181,573       104,904
   Short-term investments, loaned securities
    collateral......................................      386,792        22,147
                                                      -----------  ------------
      Total investments.............................    3,907,334     3,385,725
Cash................................................       31,115        19,773
Accrued investment income and premiums receivable...      100,818        99,370
Deferred policy acquisition costs...................      194,782       193,703
Goodwill............................................       47,396        47,396
Value of acquired insurance in force................       25,778        27,259
Other assets........................................       74,214        80,531
Variable annuity assets.............................    1,137,535     1,119,231
                                                      -----------  ------------
      Total assets..................................  $ 5,518,972  $  4,972,988
                                                      ===========  ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities
   Fixed annuity contract liabilities...............  $ 1,564,340  $  1,526,174
   Interest-sensitive life contract liabilities.....      573,933       567,209
   Unpaid claims and claim expenses.................      354,616       350,501
   Future policy benefits...........................      182,987       181,344
   Unearned premiums................................      193,956       198,991
                                                      -----------  ------------
      Total policy liabilities......................    2,869,832     2,824,219
Other policyholder funds............................      133,618       129,888
Liability for securities lending agreements.........      386,792        22,147
Other liabilities...................................      244,940       177,325
Short-term debt.....................................       25,000        25,000
Long-term debt......................................      144,707       144,703
Variable annuity liabilities........................    1,137,535     1,119,231
                                                      -----------  ------------
      Total liabilities.............................    4,942,424     4,442,513
                                                      -----------  ------------
Preferred stock, $0.001 par value, shares
 authorized 1,000,000; none issued..................           --            --
Common stock, $0.001 par value, shares authorized
 75,000,000; shares issued, 2004, 60,226,072;
 2003, 60,225,311...................................           60            60
Additional paid-in capital..........................      342,324       342,306
Retained earnings...................................      473,533       456,330
Accumulated other comprehensive income (loss), net
 of taxes:
   Net unrealized gains on fixed
    maturities and equity securities................      110,460        81,608
   Minimum pension liability adjustment.............      (17,252)      (17,252)
Treasury stock, at cost, 17,503,371 shares..........     (332,577)     (332,577)
                                                      -----------  ------------
      Total shareholders' equity....................      576,548       530,475
                                                      -----------  ------------
         Total liabilities and shareholders'
          equity....................................  $ 5,518,972  $  4,972,988
                                                      ===========  ============

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2004        2003
                                                         ---------   ---------
Revenues
   Insurance premiums and contract charges earned.....   $ 167,563   $ 158,318
   Net investment income..............................      48,596      47,521
   Realized investment gains (losses).................       5,282      (4,748)
                                                         ---------   ---------
      Total revenues..................................     221,441     201,091
                                                         ---------   ---------
Benefits, losses and expenses
   Benefits, claims and settlement expenses...........     111,455     110,877
   Interest credited..................................      26,407      25,429
   Policy acquisition expenses amortized..............      16,379      17,106
   Operating expenses.................................      33,607      33,624
   Amortization of intangible assets..................       1,326       1,625
   Interest expense...................................       1,680       1,552
                                                         ---------   ---------
      Total benefits, losses and expenses.............     190,854     190,213
                                                         ---------   ---------
Income before income taxes............................      30,587      10,878
Income tax expense....................................       8,896       2,779
                                                         ---------   ---------
Net income............................................   $  21,691   $   8,099
                                                         =========   =========
Net income per share
   Basic..............................................   $    0.51   $    0.19
                                                         =========   =========
   Diluted............................................   $    0.51   $    0.19
                                                         =========   =========
Weighted average number of shares and equivalent
 shares (in thousands)
      Basic...........................................      42,722      42,700
      Diluted.........................................      42,934      42,869

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2004        2003
                                                         ---------   ---------
Common stock
   Beginning balance..................................   $      60   $      60
   Conversion of Director Stock Plan units, 2004,
    761 shares; 2003, 10,284 shares...................          --          --
                                                         ---------   ---------
   Ending balance.....................................          60          60
                                                         ---------   ---------
Additional paid-in capital
   Beginning balance..................................     342,306     342,749
   Conversion of Director Stock Plan units............          18         214
                                                         ---------   ---------
   Ending balance.....................................     342,324     342,963
                                                         ---------   ---------
Retained earnings
   Beginning balance..................................     456,330     455,308
   Net income.........................................      21,691       8,099
   Cash dividends, 2004, $0.105 per share; 2003,
    $0.105 per share;.................................      (4,488)     (4,486)
                                                         ---------   ---------
   Ending balance.....................................     473,533     458,921
                                                         ---------   ---------
Accumulated other comprehensive income, net of taxes:
   Beginning balance..................................      64,356      63,302
      Change in net unrealized gains on fixed
       maturities and equity securities...............      28,852      10,839
      Change in minimum pension liability
       adjustment.....................................          --          --
                                                         ---------   ---------
   Ending balance.....................................      93,208      74,141
                                                         ---------   ---------
Treasury stock, at cost
   Beginning and ending balance, 2004 and 2003,
    17,503,371 shares.................................    (332,577)   (332,577)
                                                         ---------   ---------
Shareholders' equity at end of period.................   $ 576,548   $ 543,508
                                                         =========   =========
Comprehensive income
   Net income.........................................   $  21,691   $   8,099
   Other comprehensive income, net of taxes:
      Change in net unrealized gains
       on fixed maturities and equity securities......      28,852      10,839
      Change in minimum pension liability
       adjustment.....................................          --          --
                                                         ---------   ---------
         Other comprehensive income...................      28,852      10,839
                                                         ---------   ---------
            Total.....................................   $  50,543   $  18,938
                                                         =========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2004        2003
                                                         ---------   ---------

Cash flows from operating activities
   Premiums collected.................................   $ 166,521   $ 161,833
   Policyholder benefits paid.........................    (106,601)   (122,034)
   Policy acquisition and other operating expenses
    paid..............................................     (46,600)    (59,549)
   Federal income taxes paid..........................          --      (9,958)
   Investment income collected........................      48,070      49,513
   Interest expense paid..............................      (1,086)       (960)
   Other..............................................       1,212         142
                                                         ---------   ---------
      Net cash provided by operating activities.......      61,516      18,987
                                                         ---------   ---------
Cash flows from investing activities
   Fixed maturities
      Purchases.......................................    (324,405)   (204,798)
      Sales...........................................     236,922      91,999
      Maturities......................................      91,089      34,187
   Net cash provided by (used for)
    short-term and other investments..................     (76,642)     15,242
                                                         ---------   ---------
      Net cash used in investing activities...........     (73,036)    (63,370)
                                                         ---------   ---------
Cash flows from financing activities
   Dividends paid to shareholders.....................      (4,488)     (4,486)
   Principal repayments on Bank Credit Facility.......          --          --
   Annuity contracts, variable and fixed
      Deposits........................................      84,212      64,262
      Maturities and withdrawals......................     (24,888)    (23,711)
      Net transfer to variable annuity assets.........     (30,540)    (19,786)
   Net decrease in life policy account balances.......      (1,434)     (1,150)
                                                         ---------   ---------
      Net cash provided by financing activities.......      22,862      15,129
                                                         ---------   ---------
Net increase (decrease) in cash.......................      11,342     (29,254)
Cash at beginning of period...........................      19,773      60,162
                                                         ---------   ---------
Cash at end of period.................................   $  31,115   $  30,908
                                                         =========   =========

          See accompanying notes to consolidated financial statements.

                        HORACE MANN EDUCATORS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             March 31, 2004 and 2003
                  (Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

     The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation ("HMEC"; and together with its subsidiaries, the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 2004 and the consolidated results of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 2004 and 2003.

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

     It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Stock Based Compensation

     The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company's common stock on the date of grant. Additional information regarding the Company's stock-based compensation plans is contained in Note 6 - Shareholders' Equity and Stock Options of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, recognizes no compensation expense for the stock option grants.

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

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2004          2003
                                                     ------------  ------------
Net income
   As reported.....................................  $     21,691  $      8,099
      Add: Stock-based compensation expense,
       after tax, included in reported net income..            --            --
      Deduct: Stock-based compensation expense,
       after tax, determined under the fair value
       based method for all awards (1).............         1,309         1,339
                                                     ------------  ------------
   Pro forma.......................................  $     20,382  $      6,760
                                                     ============  ============
Net income per share - basic
   As reported.....................................  $       0.51  $       0.19
   Pro forma.......................................  $       0.48  $       0.16
Net income per share - diluted
   As reported.....................................  $       0.51  $       0.19
   Pro forma.......................................  $       0.47  $       0.16

----------
(1) The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.0% and 3.8%; dividend yield of 2.7% and 3.0%; expected lives of 10 years; and volatility of 26.9% and 28.3%. The three-month expense amounts represent one-fourth of the full year expense reflecting options granted through March 31, 2004 and 2003, respectively, and vesting during the respective calendar years.

Note 3 - Restructuring Charges

     Charges related to the restructure of the Company's property and casualty claims operations were incurred and separately identified in the Statements of Operations for the year ended December 31, 2002, as described in Note 2 - Restructuring Charges of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The following table provides information about the charges taken in 2002, the balance of accrued amounts at December 31, 2003 and March 31, 2004 and payment activity during the three months ended March 31, 2004.

                                         Original      Reserve at                    Reserve at
                                          Pretax      December 31,                    March 31,
                                          Charge          2003         Payments         2004
                                       ------------   ------------   ------------   ------------
Charges to earnings:
Property and Casualty
   Claims Operations
      Employee termination costs....   $      2,542   $        226   $        115   $        111
      Additional defined benefit
       pension plan costs...........          1,179            125             11            114
      Termination of lease
       agreements...................            502             39             12             27
                                       ------------   ------------   ------------   ------------
         Total......................   $      4,223   $        390   $        138   $        252
                                       ============   ============   ============   ============

Note 4 - Debt

     Indebtedness outstanding was as follows:

                                                       March 31,   December 31,
                                                         2004          2003
                                                     ------------  ------------
Short-term debt:
   Bank Credit Facility............................  $     25,000  $     25,000
Long-term debt:
   1.425% Senior Convertible Notes due May 14,
    2032. Aggregate principal amount of $244,500
    less unaccrued discount of $128,362 (3.0%
    imputed rate)..................................       116,138       116,138
   6 5/8% Senior Notes, due January 15, 2006.
    Aggregate principal amount of $28,600 less
    unaccrued discount of $31 and $35 (6.7%
    imputed rate)..................................        28,569        28,565
                                                     ------------  ------------
      Total........................................  $    169,707  $    169,703
                                                     ============  ============

Note 5 - Investments

     Fixed Maturity Securities

     The following table presents the composition and value of the Company's fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

                                          Percent of Fair Value             March 31, 2004
                                       ---------------------------   ---------------------------
Rating of Fixed                          March 31,    December 31,       Fair        Amortized
Maturity Securities (1)                    2004           2003         Value (2)        Cost
------------------------------------   ------------   ------------   ------------   ------------
   AAA..............................           44.1%          44.6%  $  1,472,079   $  1,427,470
   AA...............................            7.5            7.7        249,409        237,629
   A................................           23.8           23.2        794,944        727,691
   BBB..............................           19.2           18.6        640,621        589,733
   BB...............................            1.5            2.0         50,306         48,551
   B................................            3.3            3.2        110,506        107,587
   CCC or lower.....................            0.5            0.6         17,280         14,644
   Not rated (3)....................            0.1            0.1          3,824          3,836
                                       ------------   ------------   ------------   ------------
      Total.........................          100.0%         100.0%  $  3,338,969   $  3,157,141
                                       ============   ============   ============   ============

----------
(1) Ratings are as assigned primarily by Standard & Poor's Corporation ("S&P") when available, with remaining ratings as assigned on an equivalent basis by Moody's Investors Service, Inc. ("Moody's"). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2) Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3) This category includes $3,824 of private placement securities not rated by either S&P or Moody's. The National Association of Insurance Commissioners ("NAIC") has rated 97.1% of these private placement securities as investment grade.

     The following table presents the distribution of the Company's fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities by reflecting assumptions regarding borrowers' utilization of the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Fair
                                              Percent of Total         Value
                                         -------------------------  ------------
                                          March 31,   December 31,    March 31,
                                            2004          2003          2004
                                         -----------  ------------  ------------

Due in 1 year or less.................           7.0%          7.4% $    232,984
Due after 1 year through 5 years......          20.9          21.9       699,528
Due after 5 years through 10 years....          42.2          41.3     1,408,228
Due after 10 years through 20 years...          10.3           8.9       342,807
Due after 20 years....................          19.6          20.5       655,422
                                         -----------  ------------  ------------
   Total..............................         100.0%        100.0% $  3,338,969
                                         ===========  ============  ============

     The Company's investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

     Securities Lending

     The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2004 and December 31, 2003, fixed maturities with a fair value of $386,792 and $22,147, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", requires the securities lending collateral to be classified as an asset with a corresponding liability in the Company's Consolidated Balance Sheets.

Note 6 - Pension Plans and Other Postretirement Benefits

     All employees of the Company are covered by a defined contribution plan and participate in a 401(k) plan. Employees hired on or before December 31, 1998 are also covered under a defined benefit plan. In addition, certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both.

     Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. The Company's policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined contribution, 401(k) and the defined benefit plans, investments have been set aside in a trust fund; whereas the supplemental retirement plans are non-qualified, unfunded plans.

     The following table summarizes the components of net periodic pension cost for the defined benefit plan and the supplemental retirement plans for the three months ended March 31, 2004 and 2003.

                                                                             Supplemental
                                           Defined Benefit Plan           Retirement Plans
                                       ---------------------------   ---------------------------
                                            Three Months Ended           Three Months Ended
                                                March 31,                     March 31,
                                       ---------------------------   ---------------------------
                                           2004           2003           2004           2003
                                       ------------   ------------   ------------   ------------
Components of net periodic
 pension expense:
   Service cost.....................   $         --   $         --   $         38   $        109
   Interest cost....................            776            819            264            216
   Expected return on plan assets...           (678)          (596)            --             --
   Recognized net actuarial loss....            382            392            112             69
   Settlement loss..................            524            999             --             --
                                       ------------   ------------   ------------   ------------
Net periodic pension expense........   $      1,004   $      1,614   $        414   $        394
                                       ============   ============   ============   ============

     As disclosed in the Company's financial statements for the year ended December 31, 2003, it expects to contribute $3,500 to the defined benefit plan and $1,200 to the supplemental retirement plans in 2004. For the three months ended March 31, 2004, there were no contributions to the defined benefit plan and $278 was contributed to the supplemental retirement plans. The Company anticipates contributing $3,500 to the defined benefit plan and an additional $922 to the supplemental retirement plans during the remaining nine months of 2004.

     In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Effective January 1, 2004, only employees who were at least age 50 with at least 15 years of service by January 1, 2004 are eligible to participate in this program. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three months ended March 31, 2004 and 2003.

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2004          2003
                                                     ------------  ------------
Components of net periodic cost:
   Service cost....................................  $         26  $         92
   Interest cost...................................           456           529
   Amortization of prior service cost..............          (180)           --
   Recognized net actuarial loss...................            34          (752)
                                                     ------------  ------------
Net periodic benefit cost..........................  $        336  $       (131)
                                                     ============  ============

     As disclosed in the Company's financial statements for the year ended December 31, 2003, it expects to contribute $2,300 to the postretirement benefit plan in 2004. For the three months ended March 31, 2004, the Company contributed $388 to the postretirement benefit plan and anticipates contributing an additional $1,912 to the plan during the remaining nine months of 2004.

Note 7 - Reinsurance

     The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effects of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses were as follows:

                                          Gross
                                          Amount         Ceded         Assumed          Net
                                       ------------   ------------   ------------   ------------
Three months ended
   March 31, 2004
------------------------------------
Premiums written and contract
 deposits...........................   $    245,695   $      5,147   $      4,270   $    244,818
Premiums and contract charges
 earned.............................        169,012          5,950          4,501        167,563
Benefits, claims and settlement
 expenses...........................        112,068          3,750          3,137        111,455

Three months ended
   March 31, 2003
------------------------------------
Premiums written and contract
 deposits...........................   $    220,832   $      5,068   $      3,776   $    219,540
Premiums and contract charges
 earned.............................        159,799          5,091          3,610        158,318
Benefits, claims and settlement
 expenses...........................        108,087           (933)         1,857        110,877

Note 8 - Segment Information

     The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management's evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. Historically, in addition to debt service, realized investment gains and losses and certain public company expenses, such charges have included restructuring charges, debt retirement costs, litigation charges and the provision for prior years' taxes. Summarized financial information for these segments is as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2004          2003
                                                     ------------  ------------
Insurance premiums written and contract deposits...  $    244,818  $    219,540
                                                     ============  ============
Insurance premiums and contract charges earned
   Property and casualty...........................  $    139,600  $    131,594
   Annuity.........................................         4,157         3,227
   Life............................................        23,806        23,808
   Intersegment eliminations.......................            --          (311)
                                                     ------------  ------------
      Total........................................  $    167,563  $    158,318
                                                     ============  ============
Net investment income
   Property and casualty...........................  $      8,784  $      8,232
   Annuity.........................................        27,415        26,490
   Life............................................        12,702        13,033
   Corporate and other.............................           (17)           58
   Intersegment eliminations.......................          (288)         (292)
                                                     ------------  ------------
      Total........................................  $     48,596  $     47,521
                                                     ============  ============
Net income
   Property and casualty...........................  $     13,073  $      6,583
   Annuity.........................................         3,905         2,264
   Life............................................         3,097         3,825
   Corporate and other.............................         1,616        (4,573)
                                                     ------------  ------------
      Total........................................  $     21,691  $      8,099
                                                     ============  ============
Amortization of intangible assets, pretax
 (included in segment net income)
   Value of acquired insurance in force
     Annuity.......................................  $        936  $      1,211
     Life..........................................           390           414
                                                     ------------  ------------
      Total........................................  $      1,326  $      1,625
                                                     ============  ============

                                                       March 31,   December 31,
                                                         2004          2003
                                                     ------------  ------------
Assets
   Property and casualty...........................  $    843,361  $    795,579
   Annuity.........................................     3,459,915     3,163,808
   Life............................................     1,161,497       947,468
   Corporate and other.............................       109,034        95,505
   Intersegment eliminations.......................       (54,835)      (29,372)
                                                     ------------  ------------
      Total........................................  $  5,518,972  $  4,972,988
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

Executive Summary

     For the first three months of 2004, the Company's net income increased compared to the prior year, primarily reflecting improved earnings in the property and casualty segment and realized investment gains in the current period versus realized losses in the prior year. The improvement in property and casualty segment earnings was driven by favorable non-catastrophe claims frequency trends and a relatively low level of catastrophe losses, along with no adverse development of prior years' reserves. Premiums written and contract deposits reflected a double digit increase compared to the first quarter of 2003, reflecting significant growth in new annuity deposits and rate increases in the property and automobile lines.

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

     Liabilities for Property and Casualty Claims and Claim Settlement Expenses

     Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company's ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

     The Company continually updates loss estimates using both quantitative information from its reserving actuaries and qualitative information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in the Company's 2003 Annual Report on Form 10-K in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2003 -- Benefits, Claims and Settlement Expenses". Due to the nature of the Company's personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

     The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company's property and casualty reserves at June 30 and December 31.

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

     The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At March 31, 2004, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

     In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. As one example of the volatility of this amortization, if all other assumptions are met, a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company's variable annuities would currently impact amortization between $0.1 million and $0.2 million. This result may change depending on the magnitude and direction of the deviation. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in "Results of Operations -- Amortization of Policy Acquisition Expenses and Intangible Assets".

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

     To the extent that actual experience differs from the Company's assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders' equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income ("AOCI") by approximately $0.2 million and $2 million, respectively. In addition, for every $1 million increase in the value of pension plan assets, there is an equal increase in AOCI.

Results of Operations

     Insurance Premiums and Contract Charges

                             Insurance Premiums Written and Contract Deposits

                                                     Three Months Ended                Growth Over
                                                          March 31,                     Prior Year
                                                 ---------------------------   ---------------------------
                                                     2004           2003         Percent         Amount
                                                 ------------   ------------   ------------   ------------
Property & casualty
   Automobile and property (voluntary)........   $      134.0   $      128.5            4.3%  $        5.5
   Involuntary and other
      property & casualty.....................            0.7            0.1                           0.6
                                                 ------------   ------------                  ------------
         Total property & casualty............          134.7          128.6            4.7%           6.1
Annuity deposits..............................           84.2           64.3           30.9%          19.9
Life..........................................           25.9           26.7           -3.0%          (0.8)
                                                 ------------   ------------                  ------------
         Total................................   $      244.8   $      219.6           11.5%  $       25.2
                                                 ============   ============                  ============

                              Insurance Premiums and Contract Charges Earned
                               (Excludes annuity and life contract deposits)

                                                     Three Months Ended                Growth Over
                                                          March 31,                     Prior Year
                                                 ---------------------------   ---------------------------
                                                     2004           2003         Percent         Amount
                                                 ------------   ------------   ------------   ------------
Property & casualty
   Automobile and property (voluntary)........   $      137.5   $      129.4            6.3%  $        8.1
   Involuntary and other
      property & casualty.....................            2.1            2.2           -4.5%          (0.1)
                                                 ------------   ------------                  ------------
         Total property & casualty............          139.6          131.6            6.1%           8.0
Annuity.......................................            4.2            3.2           31.3%           1.0
Life..........................................           23.8           23.5            1.3%           0.3
                                                 ------------   ------------                  ------------
         Total................................   $      167.6   $      158.3            5.9%  $        9.3
                                                 ============   ============                  ============

     For the first three months of 2004, the Company's premiums written and contract deposits increased 11.5% over the prior year as a result of growth in new annuity deposits and rate increases in the voluntary property and automobile lines. Voluntary property and casualty business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

     The Company's exclusive agent force totaled 830 at March 31, 2004, reflecting a decrease of 6.1% compared to 884 agents a year earlier. Of the current period-end total, 334 agents were in their first 24 months with the Company, reflecting a decrease of 13.7% compared to March 31, 2003. Current period new hires were less than for the first three months of 2003, reflecting the Company's more stringent selection criteria, while agent terminations were slightly below the prior year. The number of experienced agents in the agent force, 496, was comparable to a year earlier. Average agent productivity for all lines of business combined increased more than 20% compared to the first three months of 2003. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

     First quarter 2004 total sales, which include the independent agent distribution channel, increased 39.3% compared to a year earlier, largely due to the growing contribution of annuity business from the independent agent distribution channel and an increase in new annuity business produced by the Company's exclusive agent force.

     The Company's results have been impacted by ongoing and recurring proceedings in North Carolina challenging private passenger automobile rates. This has required the Company to escrow premiums received pending resolution of these proceedings, adversely impacting earned premiums and pretax income for the three months ended March 31, 2003 by $0.9 million. No additional escrow amounts were required in the current period.

     Total voluntary automobile and homeowners premium written increased 4.3% in the first three months of 2004. Voluntary automobile insurance premium written increased 3.8% ($3.7 million) compared to the first quarter of 2003, and homeowners premium increased 6.0% ($1.8 million). The increases in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up approximately 4% for voluntary automobile and approximately 7% for homeowners compared to the prior year. Average earned premium increased 5% for voluntary automobile and 11% for homeowners for the same period. Through March 31, 2004, approved rate increases for the Company's automobile and homeowners business were 7% and 17%, respectively, compared to approved increases of 7% and 19%, respectively, during the first three months of 2003. As of March 31, 2004, automobile policies in force decreased by 6,000 compared to both December 31, 2003 and March 31, 2003, reflecting a decrease in non-educator policies which was partially offset by an increase in policies for educators. Homeowners policies in force decreased 1,000 compared to December 31, 2003 and 3,000 compared to March 31, 2003, reflecting expected reductions due to the Company's pricing and underwriting actions. At March 31, 2004, there were 565,000 voluntary automobile and 278,000 homeowners policies in force, for a total of 843,000.

     Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 87% at both March 31, 2004 and 2003. The Company plans additional rate increases in 2004 for both its automobile and homeowners lines of business, which may have an adverse impact on policy retention.

     Compared to the first three months of 2003, new annuity deposits increased 30.9%, primarily reflecting a 90.5% increase in single premium and rollover deposits minimally offset by a 1.6% decrease in new scheduled annuity deposits. New deposits to fixed accounts were 32.2%, or $12.9 million, higher than in 2003 and new deposits to variable accounts increased 28.9%, or $7.0 million, compared to a year earlier.

     In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company's 403(b) tax-qualified annuity products. The independent agent distribution channel, which included 514 authorized agents at March 31, 2004, generated $17.5 million in annualized new Horace Mann annuity sales during the first three months of 2004, compared to $2.5 million for the first quarter of 2003 and $38.1 million for the full year 2003.

     Total annuity accumulated cash value of $2.8 billion at March 31, 2004 increased 18.0% compared to a year earlier, reflecting the growth in sales over the 12 months, continued favorable retention and an improving equity market. The number of annuity contracts outstanding increased 0.7%, or 1,000 contracts, compared to December 31, 2003 and 4.1%, or 6,000 contracts, compared to March 31, 2003.

     For the three months ended March 31, 2004, annuity segment contract charges earned increased 31.3%, or $1.0 million, compared to a year earlier. Declines in market valuations during 2002 and the first quarter of 2003 resulted in lower variable accumulated balances in force against which contract charges are principally applied. Market appreciation in the last nine months of 2003 and the first three months of 2004, however, resulted in variable annuity accumulated balances at March 31, 2004 which were 32.4% higher than at March 31, 2003.

     Life segment premiums and contract deposits declined slightly compared to the first three months of 2003. The ordinary life insurance in force lapse ratio improved to 7.2% for the twelve months ended March 31, 2004 compared to 9.1% for the same period a year earlier.

     Net Investment Income

     Pretax investment income of $48.6 million for the three months ended March 31, 2004 increased 2.3%, or $1.1 million, (3.1%, or $1.0 million, after tax) compared to the prior year. Prepayments on a structured mortgage-backed security and tender offer consent fees represented approximately $2 million of the variance, with a decline in the portfolio yield more than offsetting growth in the size of the investment portfolio. Average investments (excluding securities lending collateral) increased 8.8% over the past 12 months. The average pretax yield on the investment portfolio was 5.9% (4.0% after tax) for the first three months of 2004 compared to a pretax yield of 6.3% (4.3% after tax) for the same period in 2003.

     Realized Investment Gains and Losses

     Net realized investment gains were $5.3 million for the first quarter of 2004 compared to realized investment losses of $4.7 million in the prior year. For the first three months of 2003, the Company recorded fixed income security impairment charges totaling $6.1 million, $3.0 million related to one of the Company's collateralized debt obligation ("CDO") securities and the remaining $3.1 million primarily related to two airline industry issuers. In the current period, there were no investment impairment charges. Net realized investment gains and losses for both periods also reflected gains realized from ongoing investment portfolio management activity.

     In the first quarter of 2003, the impaired securities were marked to fair value, and the write-downs were recorded as realized investment losses in the Statement of Operations. These impairments were deemed to be other-than-temporary for one or more of the following reasons: the recovery of full value was not likely, the issuer defaulted or was likely to default due to the need to restructure its debt, or the Company had an intent to sell the security in the near future.

     The table below presents the Company's fixed maturity securities portfolio as of March 31, 2004 by major asset class, including the ten largest sectors of the Company's corporate bond holdings.

                                                                                              Pretax
                                                 Number of       Fair        Amortized      Unrealized
                                                  Issuers        Value         Cost         Gain(Loss)
                                                 ---------   ------------   ------------   ------------
Corporate bonds
   Banking and Finance........................          34   $      316.2   $      285.3   $       30.9
   Energy.....................................          42          226.1          207.1           19.0
   Food and Beverage..........................          25          138.6          130.0            8.6
   Telecommunications.........................          22          133.5          119.0           14.5
   Utilities..................................          18          122.7          115.5            7.2
   Transportation.............................          10           88.2           85.5            2.7
   Insurance..................................          10           85.6           79.6            6.0
   Industry, Manufacturing....................          21           77.4           72.9            4.5
   Broadcasting and Media.....................          19           51.4           46.0            5.4
   Real Estate................................           6           49.2           44.4            4.8
   All Other Corporates (1)...................         126          406.7          380.1           26.6
                                                 ---------   ------------   ------------   ------------
      Total corporate bonds...................         333        1,695.6        1,565.4          130.2
Mortgage-backed securities
   Government.................................         441          724.7          709.0           15.7
   Other......................................          22           45.3           42.7            2.6
Municipal bonds...............................         164          567.5          549.3           18.2
Government bonds
   U.S. ......................................           5          196.7          187.2            9.5
   Foreign....................................           8           35.0           30.7            4.3
Collateralized debt obligations (2)...........           6           28.0           27.7            0.3
Asset-backed securities.......................          10           46.2           45.1            1.1
                                                 ---------   ------------   ------------   ------------
      Total fixed maturity securities.........         989   $    3,339.0   $    3,157.1   $      181.9
                                                 =========   ============   ============   ============

----------
(1) The All Other Corporates category contains 18 additional industry classifications. Automobiles, retail, paper, healthcare, defense, consumer products, chemicals and metals represented $310.3 million of fair value at March 31, 2004, with the remaining 10 classifications each representing less than $28 million of the fair value at March 31, 2004.
(2) All of the securities were rated investment grade by Standard and Poor's Corporation and/or Moody's Investors Service, Inc. at March 31, 2004.

     At March 31, 2004, the Company's diversified fixed maturity portfolio consisted of 1,153 investment positions and totaled approximately $3.3 billion in fair value. The portfolio was 94.6% investment grade, based on fair value, with an average quality rating of AA-. At March 31, 2004, the portfolio had approximately $5 million pretax of total gross unrealized losses related to 105 positions. At December 31, 2003, the total pretax gross unrealized losses were approximately $11 million related to 113 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at March 31, 2004, including the length of time that the securities have continuously been in an unrealized loss position.

                     Investment Positions With Unrealized Losses Segmented by Quality
                                 and Period of Continuous Unrealized Loss
                                           As of March 31, 2004

                                                                                              Pretax
                                                 Number of       Fair         Amortized     Unrealized
                                                 Positions       Value          Cost           Loss
                                                 ---------   ------------   ------------   ------------
Investment grade
   6 Months or less...........................          22   $       95.8   $       97.2   $       (1.4)
   7 through 12 months........................          26          132.1          134.3           (2.2)
   13 through 24 months.......................           2            7.4            7.8           (0.4)
   25 through 36 months.......................           1            2.9            3.0           (0.1)
   37 through 48 months.......................          --             --             --             --
   Greater than 48 months.....................          --             --             --             --
                                                 ---------   ------------   ------------   ------------
      Total...................................          51          238.2          242.3           (4.1)
                                                 ---------   ------------   ------------   ------------
Non-investment grade
   6 Months or less...........................          44           24.0           24.7           (0.7)
   7 through 12 months........................           1            3.0            3.0              *
   13 through 24 months.......................          --             --             --             --
   25 through 36 months.......................          --             --             --             --
   37 through 48 months.......................           1            5.8            6.0           (0.2)
   Greater than 48 months.....................           2            3.4            3.7           (0.3)
                                                 ---------   ------------   ------------   ------------
      Total...................................          48           36.2           37.4           (1.2)
                                                 ---------   ------------   ------------   ------------
Not rated
      Total, all 13 through 24 months.........           6            2.6            2.6              *
                                                 ---------   ------------   ------------   ------------
         Grand total..........................         105   $      277.0   $      282.3   $       (5.3)
                                                 =========   ============   ============   ============

-------------
*    Less than $(0.1) million

     Of the securities with unrealized losses, no issuers had pretax unrealized losses greater than $1 million and no securities were trading below 80% of book value at March 31, 2004. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2004 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2004. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company's investment guidelines generally limit single corporate issuer concentrations to 4.0% (after tax) of shareholders' equity for "AA" or "AAA" rated securities, 2.5% (after tax) of shareholders' equity for "A" rated securities, 2.0% (after tax) of shareholders' equity for "BBB" rated securities, and 1.0% (after tax) of shareholders' equity for non-investment grade securities.

     Benefits, Claims and Settlement Expenses

                                   Three Months Ended           Growth Over
                                        March 31,                Prior Year
                                 ----------------------   ---------------------
                                   2004        2003        Percent     Amount
                                 ---------   ----------   ---------   ---------
Property and casualty.........   $    99.6   $     99.3         0.3%  $     0.3
Annuity.......................         0.1          0.5       -80.0%       (0.4)
Life..........................        11.8         11.1         6.3%        0.7
                                 ---------   ----------               ---------
   Total......................   $   111.5   $    110.9         0.5%  $     0.6
                                 =========   ==========               =========

                 Property and Casualty Claims and Claim Expenses

                                                                   Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------   ------------
Incurred claims and claim expenses:
   Claims occurring in the current year.....................   $       99.6   $       95.0
   Increase in estimated reserves for claims
    occurring in prior years (1):
      Policies written by the Company.......................             --            3.8
      Business assumed from state reinsurance facilities....             --            0.5
                                                               ------------   ------------
         Total increase.....................................             --            4.3
                                                               ------------   ------------
         Total claims and claim expenses incurred...........   $       99.6   $       99.3
                                                               ============   ============
Net reserves, end of period.................................   $      326.9   $      275.7
   Plus reinsurance recoverables............................           20.4           31.1
                                                               ------------   ------------
Gross reserves, end of period...............................   $      347.3   $      306.8
                                                               ============   ============
Property and casualty GAAP loss ratio:
   Before catastrophe losses................................           70.4%          73.9%
   After catastrophe losses.................................           71.3%          75.5%
Property and casualty GAAP loss ratio excluding net
 increases in estimated reserves for claims
 occurring in prior years:
   Before catastrophe losses................................           70.4%          70.6%
   After catastrophe losses.................................           71.3%          72.2%

----------
(1) Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

     For the three months ended March 31, 2004, the voluntary automobile loss ratio decreased by 2.9 percentage points compared to a year earlier, primarily reflecting adverse development and strengthening of prior years' reserves recorded in 2003 as described below. The Company's benefits, claims and settlement expenses also reflected a 14.1 percentage point improvement in the homeowners loss ratio as a result of the Company's claims initiatives, focused on loss and expense control, the favorable impact of rate increases on earned premiums and relatively mild weather in the current period.

     Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $3.8 million for the first three months of 2003, primarily related to automobile liability loss reserves from accident years 2001 and prior, compared to no adverse reserve development in the current period. The Company's property and casualty reserves were $326.9 million and $320.9 million at March 31, 2004 and December 31, 2003, respectively, net of anticipated reinsurance recoverables.

     For the first three months of 2004, total incurred property and casualty catastrophe losses were $1.2 million, compared to $2.1 million a year earlier. The current period decrease generated approximately 1 percentage point of the improvement in the property and casualty loss ratio.

     The property loss ratio of 60.0% for the first three months of 2004 decreased 14.1 percentage points compared to a year earlier. This improvement reflected an increase in average premium per policy, benefits of the Company's claims initiatives and an improvement in loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management and an aggressive reunderwriting program. In addition, the weather was relatively mild during the first three months of 2004.

     For the three months ended March 31, 2004, the voluntary automobile loss ratio of 73.4% decreased 2.9 percentage points compared to the prior year. The loss ratio in 2003 included 5.9 percentage points due to adverse development of prior years' reserves compared to no impact in the current period.

     Effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts". The new rules changed the accounting for separate accounts and sales inducements and changed the liability model by expanding the definition of "account balance" and addressing annuitization guarantees and guaranteed minimum death benefits ("GMDB") reserves. The adoption of this SOP reduced the Company's GAAP GMDB reserve from $0.1 million at December 31, 2003 to zero at March 31, 2004.

     Interest Credited to Policyholders

                                   Three Months Ended           Growth Over
                                        March 31,                Prior Year
                                 ----------------------   ---------------------
                                   2004        2003        Percent     Amount
                                 ---------   ----------   ---------   ---------
Annuity.......................   $    18.3   $     17.7         3.4%  $     0.6
Life..........................         8.1          7.7         5.2%        0.4
                                 ---------   ----------               ---------
   Total......................   $    26.4   $     25.4         3.9%  $     1.0
                                 =========   ==========               =========

     Compared to the prior year, the current period increase in annuity segment interest credited reflected a 9.8% increase in average accumulated fixed deposits, partially offset by a 24 basis point decline in the average annual interest rate credited to 4.5%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

     Operating Expenses

     For the first three months of 2004, operating expenses were equal to the prior year. The property and casualty GAAP expense ratio of 22.2% for the three months ended March 31, 2004 decreased 1.8 percentage points compared to the prior year, primarily reflecting the growth in premium for the property and casualty segment.

     Amortization of Policy Acquisition Expenses and Intangible Assets

     For the three months ended March 31, 2004, the combined amortization of policy acquisition expenses and intangible assets was $17.7 million compared to $18.7 million recorded in the prior year. Amortization of intangible assets was $1.3 million for the three months ended March 31, 2004 compared to $1.6 million for the same period a year earlier. The March 31, 2003 valuation of Annuity VIF resulted in a $0.3 million increase in amortization compared to no impact from a similar valuation at March 31, 2004.

     Amortized policy acquisition expenses of $16.4 million for the first three months of 2004 were $0.7 million less than the prior year, primarily related to the annuity segment. The March 31, 2004 valuation of annuity deferred policy acquisition costs resulted in a $0.4 million reduction in amortization compared to a $0.7 million increase in amortization resulting from a similar valuation at March 31, 2003.

     Income Tax Expense

     The effective income tax rate on the Company's pretax income, including realized investment gains and losses, was 29.1% for the three months ended March 31, 2004 compared to 25.7% for the same period in 2003.

     Income from investments in tax-advantaged securities reduced the effective income tax rate 5.4 and 12.7 percentage points for the three months ended March 31, 2004 and 2003, respectively. While the amount of income from tax-advantaged securities in the current period increased compared to a year earlier, the reduced level of income before income taxes in 2003 resulted in this having a more significant impact on the 2003 effective income tax rate.

     Net Income

     Net income (loss) by segment and net income per share were as follows:

                                                     Three Months Ended                Growth Over
                                                          March 31,                     Prior Year
                                                 ---------------------------   ---------------------------
                                                     2004           2003         Percent         Amount
                                                 ------------   ------------   ------------   ------------
Net income (loss)
   Property & casualty
      Before catastrophe losses...............   $       13.9   $        8.0           73.8%  $        5.9
      Catastrophe losses, after tax...........           (0.8)          (1.4)                          0.6
                                                 ------------   ------------                  ------------
         Total including catastrophe losses...           13.1            6.6           98.5%           6.5
   Annuity....................................            3.9            2.3           69.6%           1.6
   Life.......................................            3.1            3.8          -18.4%          (0.7)
   Corporate and other (1)....................            1.6           (4.6)                          6.2
                                                 ------------   ------------                  ------------
         Total................................   $       21.7   $        8.1          167.9%  $       13.6
                                                 ============   ============                  ============
Net income per share, diluted.................   $       0.51   $       0.19          168.4%  $       0.32
                                                 ============   ============                  ============
Property and casualty GAAP combined ratio:
      Before catastrophe losses...............           92.6%          97.9%                         -5.3%
      After catastrophe losses................           93.5%          99.5%                         -6.0%
Property and casualty GAAP combined ratio
 excluding net increases in estimated reserves
 for claims occurring in prior years:
      Before catastrophe losses...............           92.6%          94.6%                         -2.0%
      After catastrophe losses................           93.5%          96.2%                         -2.7%

----------
(1) The Corporate and Other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management's evaluation of the results of those segments.

     For the first three months of 2004, net income for the property and casualty segment improved compared to the prior year, driven by favorable non-catastrophe frequency trends for automobile and property claims, a relatively low level of catastrophe losses, the impact of the Company's claims initiatives focused on loss and expense control, an improving expense ratio, and no adverse development of prior years' reserves.

     Current period annuity segment net income increased compared to a year earlier, driven by growth in contract fees and favorable adjustments from the March 31, 2004 valuations of Annuity VIF, deferred acquisition costs and guaranteed minimum death benefit reserves, compared to unfavorable adjustments resulting from similar valuations a year earlier. The growth in contract fees was due to growth in the underlying accumulated amounts on deposit.

     Life segment net income decreased compared to the first quarter of 2003, due primarily to a decline in group insurance earnings, lower investment income and valuation of deferred policy acquisition costs.

     The change in the net income (loss) for the Corporate and Other segment compared to the first quarter of 2003 primarily reflected realized investment gains in the current period compared to realized investment losses, including impairment charges, in the prior year.

     Return on shareholders' equity based on net income was 6% and 1% for the 12 months ended March 31, 2004 and 2003, respectively.

     Based on the Company's full year 2003 generally positive underlying operating trends and first quarter 2004 results, at the time of this Report on Form 10-Q management anticipates that 2004 full year net income before realized investment gains and losses will be within a range of $1.20 to $1.30 per share. This projection reflects management's anticipation of improvement compared to 2003 in the underlying (current accident year) property and casualty combined ratio and stabilization of income from the annuity and life segments. As described in "Critical Accounting Policies", certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

     Special Purpose Entities

     At March 31, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

     Related Party Transactions

     The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

     Ariel Capital Management, Inc., HMEC's largest shareholder with 30% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2003, is the investment adviser for two of the mutual funds offered to the Company's annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC's third largest shareholder with 8% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2003, is the investment advisor for three of the mutual funds offered to the Company's annuity customers.

     Investments

     Information regarding the Company's investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in "Realized Investment Gains and Losses" and in the Notes to Financial Statements, "Note 5 -- Investments".

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

     Operating Activities

     As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2004, net cash provided by operating activities increased compared to the same period in 2003 reflecting increased insurance underwriting cash flow and an absence of federal income tax payments in the current period.

     Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2004 without prior approval are approximately $43 million, of which $5.0 million was paid during the three months ended March 31, 2004. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

     Investing Activities

     HMEC's insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as "available for sale".

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

     For the three months ended March 31, 2004, receipts from annuity contracts increased 30.9%. Annuity contract maturities and withdrawals were comparable to the prior year. Cash value retentions for variable and fixed annuity options were 92.9% and 95.2%, respectively, for the 12 month period ended March 31, 2004. Net transfers to variable annuity accumulated cash values increased $10.7 million compared to the prior year.

     Contractual Obligations

                                                           Payments Due By Period
                                                           As of December 31, 2003
                                     -------------------------------------------------------------------
                                                                                              More Than
                                                    Less Than    1 - 3 Years   3 - 5 Years     5 Years
                                                      1 Year      (2005 and     (2007 and     (2009 and
                                        Total         (2004)        2006)         2008)        beyond)
                                     -----------   -----------   -----------   -----------   -----------
Short-term Obligations (1):
   Bank Credit Facility.........     $    25,781   $       550   $    25,231            --            --
Long-Term Debt Obligations (1):
   Convertible Notes Due 2032...         256,694         3,484         6,968   $     1,742   $   244,500
   Senior Notes Due 2006........          33,337         1,895        31,442            --            --
                                     -----------   -----------   -----------   -----------   -----------
      Total.....................     $   315,812   $     5,929   $    63,641   $     1,742   $   244,500
                                     ===========   ===========   ===========   ===========   ===========

-----------
(1)  Includes principal and interest.

     The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $10 million in 2003. It is anticipated that the Company's payments under operating leases for the full year 2004 will be comparable to the 2003 payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

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

     The total capital of the Company was $746.2 million at March 31, 2004, including $144.7 million of long-term debt and $25.0 million of short-term debt outstanding. Total debt represented 26.7% of capital excluding unrealized investment gains and losses (22.7% including unrealized investment gains and losses) at March 31, 2004, slightly above the Company's long-term target of 25%.

     Shareholders' equity was $576.5 million at March 31, 2004, including a net unrealized gain in the Company's investment portfolio of $110.5 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $671.6 million and $15.72, respectively, at March 31, 2004. Book value per share was $13.50 at March 31, 2004 ($10.91 excluding investment fair value adjustments).

     As of March 31, 2004, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes ("Senior Convertible Notes"), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note's issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC's common stock during that quarterly period.

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

     As of March 31, 2004, the Company had outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes ("Senior Notes") issued at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time, at the Company's option. The Senior Notes have an investment grade rating from S&P (BBB), Moody's (Baa3), Fitch (BBB+) and A.M. Best (bbb-). The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

     As of March 31, 2004, the Company had outstanding $25.0 million under its Bank Credit Agreement at an interest rate of Interbank Offering Rate plus 1.0%, or 2.2%. The Bank Credit Agreement provides for unsecured borrowings of up to $25.0 million, with a provision that allows the commitment amount to be increased to $35.0 million (the "Bank Credit Facility"). The Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.25% on an annual basis at March 31, 2004.

     To provide additional capital management flexibility, the Company filed a "universal shelf" registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. No securities associated with the registration statement have been issued as of the date of this Report on Form 10-Q.

     The Company's ratio of earnings to fixed charges for the three months ended March 31, 2004 was 19.0x, compared to 7.8x for the same period in 2003, which reflected $4.7 million of pretax realized investment losses and $4.3 million of adverse development of prior years' property and casualty reserves recognized during the period.

     Total shareholder dividends were $4.5 million for the three months ended March 31, 2004. In March 2004, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

     Information regarding the reinsurance program for the Company's property and casualty segment is located in the Company's 2003 Annual Report on Form 10-K in "Business -- Property and Casualty Segment -- Property and Casualty Reinsurance".

     Information regarding the interest-sensitive life reinsurance program for the Company's life segment is located in the Company's 2003 Annual Report on Form 10-K in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Financial Resources -- Capital Resources".

Financial Ratings

     The Company's principal insurance subsidiaries are rated by Standard & Poor's Corporation ("S&P"), Moody's Investors Service, Inc. ("Moody's"), Fitch Ratings, Ltd. ("Fitch") and A.M. Best Company, Inc. ("A.M. Best"). These rating agencies have also assigned ratings to the Company's long-term debt securities.

     Assigned ratings as of May 1, 2004, which were unchanged from the disclosure in the Company's 2003 Annual Report on Form 10-K, were as follows (the insurance financial strength ratings for the Company's property and casualty insurance subsidiaries and the Company's principal life insurance subsidiary are the same, except where indicated):

                              Insurance
                              Financial
                           Strength Ratings        Debt Ratings
                              (Outlook)             (Outlook)
                         --------------------   -----------------
As of May 1, 2004
-----------------
S&P (1)...............         A   (negative)   BBB   (negative)
Moody's (1)...........    P&C: A3  (negative)   Baa3  (negative)
                         Life: A3  (stable)
Fitch.................         A+  (negative)   BBB+  (negative)
A.M. Best.............         A-  (stable)     bbb-  (stable)

----------
(1)  This agency has not yet rated Horace Mann Lloyds.

Market Value Risk

     Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations--Realized Investment Gains and Losses".

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

     A more detailed description of the Company's exposure to market value risks and the management of those risks is presented in the Company's Annual Report on Form 10-K for 2003 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Value Risk".

Information Systems Risk

     The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, over the past three years the Company has enhanced its existing systems and technology infrastructure and has begun installing new systems, including a new general ledger and financial reporting system which was implemented in the second quarter of 2003 and a new property and casualty claims administration system whose implementation was completed in April 2004. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks on a timely basis.

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

Recent Accounting Changes

     Consensus Regarding EITF Issue No. 03-1

     In March 2004, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued a Consensus regarding EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which is effective for reporting periods beginning after June 15, 2004. The Consensus effectively codifies the provisions of SEC Staff Accounting Bulletin No. 59, "Accounting for Noncurrent Marketable Equity Securities", and includes detailed criteria for evaluating whether to record a realized investment loss related to debt and equity securities carried at amounts higher than the securities' fair value. The Consensus also includes requirements to disclose additional information about unrealized investment losses. The adoption of this Consensus is currently not expected to have a material impact on the Company's operating results or financial position.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

     The information required by Item 305 of Regulation S-K is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Quarterly Report on Form 10-Q.

Item 4: Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company's disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II: OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

     None.

Item 5: Other Information

     In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Horace Mann Educators Corporation has preapproved the continuing provision of certain non-audit services by KPMG LLP, Horace Mann Educators Corporation's independent auditor. Such services relate primarily to tax consultation.

     The Audit Committee has determined that the services provided by KPMG LLP under non-audit services are compatible with maintaining the auditor's independence.

Item 6: Exhibits and Reports on Form 8-K

        Exhibit No.        Description
        -----------        -----------

        (a) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).
             (10) Material contracts.
                  10.1* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to
                           Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.
                  10.1(a)* Revised Schedule to Severance Agreements between
                           HMEC and certain officers of HMEC.
             (11) Statement re computation of per share earnings.
             (15) KPMG LLP letter regarding unaudited interim financial information.
             (31) Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.
                  31.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
                  31.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.
             (32) Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.
                  32.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
                  32.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.
        (b) During the first quarter of 2004, HMEC filed one Current Report on Form 8-K with the SEC as follows:
             1. Dated February 17, 2004, regarding the Company's press release reporting its financial results for the three and twelve month periods ended December 31, 2003, containing an
                  Item 12 Disclosure of Results of Operations and Financial Condition and an Item 7 Financial Statements and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HORACE MANN EDUCATORS CORPORATION
                                           (Registrant)


Date  May 10, 2004                             /s/ Louis G. Lower II
                                          --------------------------------------
                                          Louis G. Lower II
                                          President and Chief Executive Officer


Date  May 10, 2004                             /s/ Peter H. Heckman
                                          --------------------------------------
                                          Peter H. Heckman
                                          Executive Vice President and Chief
                                          Financial Officer


Date  May 10, 2004                             /s/ Bret A. Conklin
                                          --------------------------------------
                                          Bret A. Conklin
                                          Senior Vice President and Controller

================================================================================

                        HORACE MANN EDUCATORS CORPORATION


                                    EXHIBITS

                                       To

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2004


                                  VOLUME 1 OF 1

================================================================================

     The following items are filed as Exhibits to Horace Mann Educators Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Management contracts and compensatory plans are indicated by an asterisk (*).

                                  EXHIBIT INDEX

Exhibit
No.                                  Description
-------                              -----------
(10)     Material contracts.
         10.1* Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.
         10.1(a)* Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

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