Form 10-Q
period 2004-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2004-08-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10890

HORACE MANN EDUCATORS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	37-0911756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Horace Mann Plaza, Springfield, Illinois 62715-0001

(Address of principal executive offices, including Zip Code)

Registrant’s Telephone Number, Including Area Code: 217-789-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 31, 2004, 42,763,703 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated statements of changes in shareholders’ equity for the six-month periods ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 4, 2004

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost, 2004, $3,278,534; 2003, $3,124,861)	$3,317,677	$3,258,674
Short-term and other investments	96,216	104,904
Short-term investments, loaned securities collateral	343,406	22,147

Total investments	3,757,299	3,385,725
Cash	21,509	19,773
Accrued investment income and premiums receivable	95,982	99,370
Deferred policy acquisition costs	208,594	193,703
Goodwill	47,396	47,396
Value of acquired insurance in force	25,377	27,259
Other assets	98,416	80,531
Variable annuity assets	1,165,497	1,119,231

Total assets	$5,420,070	$4,972,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,609,349	$1,526,174
Interest-sensitive life contract liabilities	580,781	567,209
Unpaid claims and claim expenses	357,002	350,501
Future policy benefits	182,307	181,344
Unearned premiums	196,046	198,991

Total policy liabilities	2,925,485	2,824,219
Other policyholder funds	136,970	129,888
Liability for securities lending agreements	343,406	22,147
Other liabilities	175,606	177,325
Short-term debt	25,000	25,000
Long-term debt	144,711	144,703
Variable annuity liabilities	1,165,497	1,119,231

Total liabilities	4,916,675	4,442,513

Preferred stock, $0.001 par value, shares authorized 1,000,000; none issued	—	—
Common stock, $0.001 par value, shares authorized 75,000,000; shares issued, 2004, 60,263,324; 2003, 60,225,311	60	60
Additional paid-in capital	341,846	342,306
Retained earnings	487,977	456,330
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	23,341	81,608
Minimum pension liability adjustment	(17,252)	(17,252)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	503,395	530,475

Total liabilities and shareholders’ equity	$5,420,070	$4,972,988

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues
Insurance premiums and contract charges earned	$169,097	$161,407	$336,660	$319,725
Net investment income	46,877	45,572	95,473	93,093
Net realized investment gains (losses)	(811)	2,228	4,471	(2,520)

Total revenues	215,163	209,207	436,604	410,298

Benefits, losses and expenses
Benefits, claims and settlement expenses	106,973	129,300	218,428	240,177
Interest credited	26,876	25,426	53,283	50,855
Policy acquisition expenses amortized	17,404	16,735	33,783	33,841
Operating expenses	34,524	32,796	68,131	66,420
Amortization of intangible assets	1,128	900	2,454	2,525
Interest expense	1,695	1,552	3,375	3,104

Total benefits, losses and expenses	188,600	206,709	379,454	396,922

Income before income taxes	26,563	2,498	57,150	13,376
Income tax expense	7,626	415	16,522	3,194

Net income	$18,937	$2,083	$40,628	$10,182

Net income per share
Basic	$0.44	$0.05	$0.95	$0.24

Diluted	$0.44	$0.05	$0.95	$0.24

Weighted average number of shares and equivalent shares (in thousands)
Basic	42,732	42,707	42,727	42,704
Diluted	42,968	42,901	42,951	42,886

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003
Common stock
Beginning balance	$60	$60
Options exercised, 2004, 17,502 shares	—	—
Conversion of Director Stock Plan units, 2004, 20,511 shares; 2003, 30,696 shares	—	—

Ending balance	60	60

Additional paid-in capital
Beginning balance	342,306	342,749
Options exercised and conversion of Director Stock Plan units	665	645
Catastrophe-linked equity put option premium	(1,125)	(938)

Ending balance	341,846	342,456

Retained earnings
Beginning balance	456,330	455,308
Net income	40,628	10,182
Cash dividends, 2004, $0.21 per share; 2003, $0.21 per share	(8,981)	(8,975)

Ending balance	487,977	456,515

Accumulated other comprehensive income, net of taxes:
Beginning balance	64,356	63,302
Change in net unrealized gains on fixed maturities and equity securities	(58,267)	60,193
Change in minimum pension liability adjustment	—	—

Ending balance	6,089	123,495

Treasury stock, at cost
Beginning and ending balance, 2004 and 2003, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$503,395	$589,949

Comprehensive income (loss)
Net income	$40,628	$10,182
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains on fixed maturities and equity securities	(58,267)	60,193
Change in minimum pension liability adjustment	—	—

Other comprehensive income (loss)	(58,267)	60,193

Total	$(17,639)	$70,375

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cash flows from operating activities
Premiums collected	$182,334	$167,543	$348,855	$329,376
Policyholder benefits paid	(116,542)	(117,679)	(223,143)	(239,713)
Policy acquisition and other operating expenses paid	(57,323)	(46,855)	(103,923)	(106,404)
Federal income taxes paid	(3,933)	(6,468)	(3,933)	(16,426)
Investment income collected	46,338	43,704	94,408	93,217
Interest expense paid	(1,851)	(1,754)	(2,937)	(2,714)
Other	(349)	(1,686)	863	(1,544)

Net cash provided by operating activities	48,674	36,805	110,190	55,792

Cash flows from investing activities
Fixed maturities
Purchases	(439,823)	(411,681)	(764,228)	(616,479)
Sales	194,105	122,793	431,027	214,792
Maturities	74,921	246,829	166,010	281,016
Net cash provided by short-term and other investments	85,224	11,088	8,582	26,330

Net cash used in investing activities	(85,573)	(30,971)	(158,609)	(94,341)

Cash flows from financing activities
Dividends paid to shareholders	(4,493)	(4,489)	(8,981)	(8,975)
Exercise of stock options	665	—	665	—
Catastrophe-linked equity put option premium	(1,125)	(938)	(1,125)	(938)
Annuity contracts, variable and fixed
Deposits	85,815	70,018	170,027	134,280
Maturities and withdrawals	(21,609)	(25,770)	(46,497)	(49,481)
Net transfer to variable annuity assets	(31,030)	(29,487)	(61,570)	(49,273)
Net decrease in life policy account balances	(930)	(7,552)	(2,364)	(8,702)

Net cash provided by financing activities	27,293	1,782	50,155	16,911

Net increase (decrease) in cash	(9,606)	7,616	1,736	(21,638)
Cash at beginning of period	31,115	30,908	19,773	60,162

Cash at end of period	$21,509	$38,524	$21,509	$38,524

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004 and 2003

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of June 30, 2004, the consolidated results of operations and cash flows for the three and six months ended June 30, 2004 and 2003 and the consolidated changes in shareholders’ equity for the six months ended June 30, 2004 and 2003.

The subsidiaries of HMEC market and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to educators and other employees of public schools and their families. The Company’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Stock Based Compensation and Stock Options

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained below and in Note 6 — Shareholders’ Equity and Stock Options of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for the stock option grants.

Note 2 - Stock Based Compensation and Stock Options-(Continued)

Alternatively, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income
As reported	$18,937	$2,083	$40,628	$10,182
Add: Stock-based compensation expense, after tax, included in reported net income	—	—	—	—
Deduct: Stock-based compensation expense, after tax, determined under the fair value based method for all awards (1)	9,647	1,339	10,956	2,678

Pro forma	$9,290	$744	$29,672	$7,504

Net income per share – basic
As reported	$0.44	$0.05	$0.95	$0.24
Pro forma	$0.22	$0.02	$0.69	$0.18
Net income per share – diluted
As reported	$0.44	$0.05	$0.95	$0.24
Pro forma	$0.22	$0.01	$0.69	$0.17

(1)	The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.0% and 3.7%; dividend yield of 2.6% and 3.0%; expected lives of 10 years; and volatility of 25.1% and 28.2%. The six-month expense amounts represent one-half of the full year expense reflecting options granted through June 30, 2004 and 2003, respectively, and vesting during the respective calendar years. The expense amounts for the three and six months ended June 30, 2004 also include the impact of accelerated vesting of outstanding stock options, as described below.

Stock Options

The shareholders of HMEC approved the 1991 Stock Incentive Plan (the “1991 Plan”), the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2002 Incentive Compensation Plan (the “2002 Plan”) and reserved a total of 9,000,000 shares of common stock for issuance under these plans. Under the 1991 Plan, the 2001 Plan and the 2002 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options are exercisable in installments generally beginning in the first year from the date of grant and generally expiring 10 years from the date of grant.

Note 2 - Stock Based Compensation and Stock Options-(Continued)

HMEC’s Board of Directors approved the acceleration of vesting of all outstanding stock options effective June 30, 2004. The Board placed certain restrictions on the transfer of shares obtained by this vesting acceleration for members of the Board of Directors and 10 of HMEC’s key executive officers. With regard to the accelerated vesting, application of Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” had an immaterial effect on the Company’s operating expenses.

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2003	$18.96	$11.12-$33.87	4,669,970	2,486,837	2,059,182

Granted	$15.92	$15.28-$16.84	8,500	1,250	(8,500)
Vested	$18.35	$13.88-$21.77	—	2,190,383	—
Exercised	$13.88	$13.88	(17,502)	(17,502)	—
Canceled	$19.60	$13.88-$33.87	(307,150)	(307,150)	307,150

At June 30, 2004	$18.93	$11.12-$33.87	4,353,818	4,353,818	2,357,832

The weighted average grant date fair value was $3.87 for options granted in the six months ended June 30, 2004. For options outstanding at June 30, 2004, information segregated by ranges of exercise prices was as follows:

				Vested and Exercisable Options
	Weighted Average Option Price per Share	Range of Option Prices per Share	Total Options Outstanding	Options	Weighted Average Option Price per share	Weighted Average Life
At June 30, 2004
	$14.37	$11.12-$16.38	726,173	726,173	$14.37	8.1 years
	$19.27	$16.83-$23.31	3,475,395	3,475,395	$19.27	6.7 years
	$32.95	$25.63-$33.87	152,250	152,250	$32.95	3.9 years

Total	$18.93	$11.12-$33.87	4,353,818	4,353,818	$18.93	6.8 years

Note 3 - Restructuring Charges

Charges related to the restructure of the Company’s property and casualty claims operations were incurred and separately identified in the Statements of Operations for the year ended December 31, 2002, as described in Note 2—Restructuring Charges of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following table provides information about the charges taken in 2002, the balance of accrued amounts at December 31, 2003 and June 30, 2004 and payment activity during the six months ended June 30, 2004.

	Original Pretax Charge	Reserve at December 31, 2003	Payments	Reserve at June 30, 2004
Charges to earnings:
Property and Casualty Claims Operations
Employee termination costs	$2,542	$226	$158	$68
Additional defined benefit pension plan costs	1,179	125	11	114
Termination of lease agreements	502	39	21	18

Total	$4,223	$390	$190	$200

Note 4 - Debt

Indebtedness outstanding, as described in the Company’s 2003 Annual Report on Form 10-K in the Notes to Financial Statements, Note 5 — Debt, was as follows:

	June 30, 2004	December 31, 2003
Short-term debt:
Bank Credit Facility	$25,000	$25,000
Long-term debt:
1.425% Senior Convertible Notes due May 14, 2032. Aggregate principal amount of $244,500 less unaccrued discount of $128,362 (3.0% imputed rate)	116,138	116,138
6 5/8% Senior Notes, due January 15, 2006. Aggregate principal amount of $28,600 less unaccrued discount of $27 and $35 (6.7% imputed rate)	28,573	28,565

Total	$169,711	$169,703

In June 2004, the Bank Credit Agreement was amended to provide for unsecured borrowings of up to $35,000, an increase of $10,000 compared to the prior agreement. All other terms of the Bank Credit Agreement remain unchanged.

Note 4 – Debt-(Continued)

The Senior Convertible Notes will be convertible at the option of the holders into shares of HMEC’s common stock at a conversion price of $26.74 if the conditions for conversion are satisfied. Although the Senior Convertible Notes are potentially convertible into 4,343,054 shares (17.763 shares per $1 thousand face amount), these shares are not included in the calculation of diluted earnings per share because the contingent conversion requirements were not met during the reporting periods. In addition, the Company may elect to pay holders surrendering notes cash or a combination of cash and shares of HMEC’s common stock for the notes surrendered. Holders may also surrender Senior Convertible Notes for conversion during any period in which the credit rating assigned to the Senior Convertible Notes is Ba2 or lower by Moody’s or BB+ or lower by S&P, the Senior Convertible Notes are no longer rated by either Moody’s or S&P, or the credit rating assigned to the Senior Convertible Notes has been suspended or withdrawn by either Moody’s or S&P. The Senior Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Senior Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock.

Note 5 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		June 30, 2004
Rating of Fixed Maturity Securities (1)	June 30, 2004	December 31, 2003	Fair Value (2)	Amortized Cost
AAA	42.3%	44.6%	$1,402,202	$1,405,714
AA	8.5	7.7	283,359	281,984
A	23.9	23.2	794,344	772,334
BBB	19.9	18.6	660,019	642,699
BB	1.7	2.0	56,429	56,906
B	3.3	3.2	108,093	108,467
CCC or lower	0.3	0.6	9,413	6,600
Not rated (3)	0.1	0.1	3,818	3,830

Total	100.0%	100.0%	$3,317,677	$3,278,534

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.

(3)	This category includes $3,818 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 97.2% of these private placement securities as investment grade.

The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities by reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties.

	Percent of Total		Fair Value
	June 30, 2004	December 31, 2003	June 30, 2004
Due in 1 year or less	7.1%	7.4%	$236,079
Due after 1 year through 5 years	22.0	21.9	730,860
Due after 5 years through 10 years	41.8	41.3	1,386,932
Due after 10 years through 20 years	9.6	8.9	317,254
Due after 20 years	19.5	20.5	646,552

Total	100.0%	100.0%	$3,317,677

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 5 - Investments-(Continued)

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2004 and December 31, 2003, fixed maturities with a fair value of $343,406 and $22,147, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, requires the securities lending collateral to be classified as an asset with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 6 - Pension Plans and Other Postretirement Benefits

All employees of the Company are covered by a defined contribution plan and participate in a 401(k) plan. Employees hired on or before December 31, 1998 are also covered under a defined benefit plan. In addition, certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both.

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. The Company’s policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined contribution, 401(k) and the defined benefit plans, investments have been set aside in a trust fund; whereas the supplemental retirement plans are non-qualified, unfunded plans.

Note 6 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the supplemental retirement plans for the three and six months ended June 30, 2004 and 2003.

	Defined Benefit Plan		Supplemental Retirement Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic pension expense:
Service cost	$—	$—	$37	$116
Interest cost	776	798	263	212
Expected return on plan assets	(678)	(556)	—	—
Recognized net actuarial loss	382	484	113	74
Settlement loss	523	681	—	—

Net periodic pension expense	$1,003	$1,407	$413	$402

	Defined Benefit Plan		Supplemental Retirement Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic pension expense:
Service cost	$—	$—	$75	$225
Interest cost	1,552	1,617	527	428
Expected return on plan assets	(1,356)	(1,152)	—	—
Recognized net actuarial loss	764	876	225	143
Settlement loss	1,047	1,680	—	—

Net periodic pension expense	$2,007	$3,021	$827	$796

The Company expects to contribute approximately $3,000 to the defined benefit plan and $1,200 to the supplemental retirement plans in 2004. For the six months ended June 30, 2004, there were no contributions to the defined benefit plan and $556 was contributed to the supplemental retirement plans. The Company anticipates contributing $3,000 to the defined benefit plan and an additional $644 to the supplemental retirement plans during the remaining six months of 2004.

Note 6 - Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Effective January 1, 2004, only employees who were at least age 50 with at least 15 years of service by January 1, 2004 are eligible to participate in this program. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic cost:
Service cost	$25	$93	$51	$185
Interest cost	456	529	912	1,058
Amortization of prior service cost	(179)	—	(359)	—
Recognized net actuarial loss	33	(604)	67	(1,356)

Net periodic benefit cost	$335	$18	$671	$(113)

As disclosed in the Company’s financial statements for the year ended December 31, 2003, it expects to contribute $2,300 to the postretirement benefit plan in 2004. For the six months ended June 30, 2004, the Company contributed $569 to the postretirement benefit plan and anticipates contributing an additional $1,731 to the plan during the remaining six months of 2004.

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

	Gross Amount	Ceded	Assumed	Net
Three months ended June 30, 2004
Premiums written and contract deposits	$257,967	$6,437	$4,504	$256,034
Premiums and contract charges earned	171,257	6,743	4,583	169,097
Benefits, claims and settlement expenses	109,134	5,599	3,438	106,973

Three months ended June 30, 2003
Premiums written and contract deposits	$236,805	$6,378	$4,333	$234,760
Premiums and contract charges earned	163,901	6,400	3,906	161,407
Benefits, claims and settlement expenses	127,798	622	2,124	129,300

Six months ended June 30, 2004
Premiums written and contract deposits	$503,662	$11,584	$8,774	$500,852
Premiums and contract charges earned	340,269	12,693	9,084	336,660
Benefits, claims and settlement expenses	221,202	9,349	6,575	218,428

Six months ended June 30, 2003
Premiums written and contract deposits	$457,637	$11,446	$8,109	$454,300
Premiums and contract charges earned	323,700	11,491	7,516	319,725
Benefits, claims and settlement expenses	235,885	(311)	3,981	240,177

Note 8 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments, but classifies those items in the fourth segment, Corporate and Other. Historically, in addition to debt service, realized investment gains and losses and certain public company expenses, such charges have included restructuring charges, debt retirement costs, litigation charges and the provision for prior years’ taxes. Summarized financial information for these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Insurance premiums written and contract deposits	$256,034	$234,760	$500,852	$454,300

Insurance premiums and contract charges earned
Property and casualty	$141,392	$133,834	$280,992	$265,428
Annuity	4,116	3,506	8,273	6,733
Life	23,589	24,370	47,395	48,178
Intersegment eliminations	—	(303)	—	(614)

Total	$169,097	$161,407	$336,660	$319,725

Net investment income
Property and casualty	$8,183	$7,739	$16,967	$15,971
Annuity	26,777	25,650	54,192	52,140
Life	12,220	12,493	24,922	25,526
Corporate and other	(15)	(19)	(32)	39
Intersegment eliminations	(288)	(291)	(576)	(583)

Total	$46,877	$45,572	$95,473	$93,093

Net income
Property and casualty	$15,236	$(4,439)	$28,309	$2,144
Annuity	2,687	3,510	6,592	5,774
Life	3,233	3,687	6,330	7,512
Corporate and other	(2,219)	(675)	(603)	(5,248)

Total	$18,937	$2,083	$40,628	$10,182

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$738	$486	$1,674	$1,697
Life	390	414	780	828

Total	$1,128	$900	$2,454	$2,525

	June 30, 2004	December 31, 2003
Assets
Property and casualty	$823,492	$795,579
Annuity	3,388,030	3,163,808
Life	1,101,076	947,468
Corporate and other	153,341	95,505
Intersegment eliminations	(45,869)	(29,372)

Total	$5,420,070	$4,972,988

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires, the ability of the Company to maintain a favorable catastrophe reinsurance program and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	The cyclicality of the insurance industry.

•	Business risks inherent in the Company’s restructuring of its property and casualty claims operation.

•	The risk related to the Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

•	The Company’s ability to develop and expand its agent force and its direct product distribution systems, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	Adverse changes in policyholder mortality and morbidity rates.

•	The resolution of legal proceedings and related matters.

Executive Summary

For the first six months of 2004, the Company’s net income increased compared to the prior year, primarily reflecting improved earnings in the property and casualty segment and realized investment gains in the current period versus realized losses in the prior year. The improvement in property and casualty segment earnings was driven by favorable non-catastrophe claims frequency trends and a relatively low level of catastrophe losses, along with no adverse development of prior years’ reserves. Premiums written and contract deposits reflected a double digit increase compared to the first half of 2003, reflecting significant growth in new annuity deposits and rate increases in the property and automobile lines.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force, valuation of investments and valuation of assets and liabilities related to the defined benefit pension plan.

Liabilities for Property and Casualty Claims and Claim Settlement Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payment patterns, claim payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

The Company continually updates loss estimates using both quantitative information from its reserving actuaries and qualitative information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in the Company’s 2003 Annual Report on Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2003 — Benefits, Claims and Settlement Expenses”. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as toxic mold.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at June 30 and December 31.

Reserves for Future Policy Benefits

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. Mortality and withdrawal assumptions for all policies have been based on actuarial tables which are consistent with the Company’s own experience. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. In the event actual experience varies from the estimated liabilities, adjustments are charged or credited to income for the period in which the adjustments are made.

Deferred Policy Acquisition Costs and Value of Acquired Insurance in Force for Annuity and Interest-Sensitive Life Products

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company (“Annuity VIF”), are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated gross profits.

The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At June 30, 2004, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. As one example of the volatility of this amortization, if all other assumptions are met, a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.1 million and $0.2 million. This result may change depending on the magnitude and direction of the deviation. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in “Results of Operations — Amortization of Policy Acquisition Expenses and Intangible Assets”.

Valuation of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security not impaired at acquisition, or if the Company does not have the ability or intent to hold a security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company’s intent and ability to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, “Accounting for Non-Current Marketable Equity Securities”, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance.

Valuation of Assets and Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to date.

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 6.25% was used by the Company at December 31, 2003, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including Moody’s Aa long-term bond index. The expected annual return on plan assets assumed by the Company at December 31, 2003 was 7.50%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted realistic assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

To the extent that actual experience differs from the Company’s assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders’ equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.2 million and $2 million, respectively. In addition, for every $1 million increase in the value of pension plan assets, there is an equal increase in AOCI.

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

	Six Months Ended June 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$276.8	$265.0	4.5%	$11.8
Involuntary and other property & casualty	1.3	0.3		1.0

Total property & casualty	278.1	265.3	4.8%	12.8
Annuity deposits	170.0	134.3	26.6%	35.7
Life	52.8	54.7	-3.5%	(1.9)

Total	$500.9	$454.3	10.3%	$46.6

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$276.9	$261.2	6.0%	$15.7
Involuntary and other property & casualty	4.1	4.2	-2.4%	(0.1)

Total property & casualty	281.0	265.4	5.9%	15.6
Annuity	8.3	6.7	23.9%	1.6
Life	47.4	47.6	-0.4%	(0.2)

Total	$336.7	$319.7	5.3%	$17.0

For the first six months of 2004, the Company’s premiums written and contract deposits increased 10.3% over the prior year as a result of growth in new annuity deposits and rate increases in the voluntary property and automobile lines. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 805 at June 30, 2004, reflecting a decrease of 8.8% compared to 883 agents a year earlier. Management currently anticipates growth in the size of the Company’s exclusive agent force in the second half of 2004 and in 2005. Of the current period-end total, 302 agents were in their first 24 months with the Company, reflecting a decrease of 22.8% compared to June 30, 2003. Current period new hires were less than for the first six months of 2003, reflecting the Company’s more stringent selection criteria, while agent terminations were slightly below the prior year. The number of experienced agents in the agent force, 503, increased 2.2% compared to a year earlier. Average agent productivity for all lines of business combined increased more than 20% compared to the first six months of 2003. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

In the first half of 2004, total sales, which include the independent agent distribution channel, increased 31.0% compared to a year earlier, largely due to the growing contribution of annuity business from the independent agent distribution channel and an increase in new annuity business produced by the Company’s exclusive agent force.

The Company’s results have been impacted by ongoing and recurring proceedings in North Carolina challenging private passenger automobile rates. This has required the Company to escrow premiums received pending resolution of these proceedings, adversely impacting earned premiums and pretax income for the six months ended June 30, 2003 by $2.0 million. No additional escrow amounts were required in the current period. In the second quarter of 2004, initial notification was received regarding resolution of the rate disputes for 2001 and 2002. The amounts previously escrowed are anticipated to be adequate to cover the Company’s premium refunds, including interest, to policyholders.

Total voluntary automobile and homeowners premium written increased 4.5% in the first six months of 2004. Voluntary automobile insurance premium written increased 3.0% ($5.8 million) compared to the first half of 2003, and homeowners premium increased 8.7% ($6.0 million). The increases in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up approximately 4% for voluntary automobile and approximately 10% for homeowners compared to the prior year. Average earned premium increased 5% for voluntary automobile and 11% for homeowners for the same period. Through June 30, 2004, approved rate increases for the Company’s automobile and homeowners business were 7% and 15%, respectively, compared to approved increases of 6% and 16%, respectively, during the first six months of 2003. As of June 30, 2004, automobile policies in force decreased by 10,000 compared to December 31, 2003 and 11,000 compared to June 30, 2003. The Company continues to increase educator business as a percentage of voluntary automobile policies. Homeowners policies in force decreased 3,000 compared to December 31, 2003 and 4,000 compared to June 30, 2003, reflecting expected reductions due to the Company’s pricing and underwriting actions. At June 30, 2004, there were 561,000 voluntary automobile and 276,000 homeowners policies in force, for a total of 837,000.

Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 86% at June 30, 2004, compared to 87% at June 30, 2003. The Company plans additional rate increases and underwriting actions in 2004 for both its automobile and homeowners lines of business, which may continue to have an adverse impact on policy retention.

Due to rate limitations for coastal homeowners policies in Florida and to further reduce exposure to catastrophic losses, in July 2004 the Company began a reunderwriting program which is anticipated to result in non-renewal of approximately 5,300 homeowners policies. Annual direct premiums associated with this number of policies are approximately $4 million resulting in expected decreases in direct premiums written and direct premiums earned of approximately $1.3 million and $0.2 million, respectively, for full year 2004 and $2.7 million and $3.1 million, respectively, for full year 2005.

Compared to the first six months of 2003, new annuity deposits increased 26.6%, reflecting a 68.7% increase in single premium and rollover deposits and a 2.4% increase in new scheduled annuity deposits. New deposits to fixed accounts were 29.3%, or $23.6 million, higher than in 2003 and new deposits to variable accounts increased 22.5%, or $12.1 million, compared to a year earlier.

In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel, which included 561 authorized agents at June 30, 2004, generated $26.5 million in annualized new Horace Mann annuity sales during the first six months of 2004, compared to $6.5 million for the first half of 2003 and $38.1 million for the full year 2003.

Total annuity accumulated cash value of $2.9 billion at June 30, 2004 increased 14.3% compared to a year earlier, reflecting the growth in sales over the 12 months, continued favorable retention and improving equity markets. The number of annuity contracts outstanding increased 2.0%, or 3,000 contracts, compared to December 31, 2003 and 4.7%, or 7,000 contracts, compared to June 30, 2003.

For the six months ended June 30, 2004, annuity segment contract charges earned increased 23.9%, or $1.6 million, compared to a year earlier. Market appreciation in the last half of 2003 and the first six months of 2004 resulted in variable annuity accumulated balances at June 30, 2004 which were 19.7% higher than at June 30, 2003.

Life segment premiums and contract deposits declined 3.5%, or $1.9 million, compared to the first six months of 2003. The ordinary life insurance in force lapse ratio improved to 7.3% for the twelve months ended June 30, 2004 compared to 8.6% for the same period a year earlier.

Net Investment Income

Pretax investment income of $95.5 million for the six months ended June 30, 2004 increased 2.6%, or $2.4 million, (3.6%, or $2.3 million, after tax) compared to the prior year. Prepayments on a structured mortgage-backed security and tender offer consent fees represented approximately $3 million of the variance, with a decline in the portfolio yield more than offsetting growth in the size of the investment portfolio. Average investments (excluding securities lending collateral) increased 8.9% over the past 12 months. The average pretax yield on the investment portfolio was 5.8% (4.0% after tax) for the first six months of 2004 compared to a pretax yield of 6.1% (4.2% after tax) for the same period in 2003.

Net Realized Investment Gains and Losses

Net realized investment gains were $4.5 million for the first half of 2004 compared to realized investment losses of $2.5 million in the prior year. There were no investment impairment charges in the current period. For the first six months of 2003, the Company recorded fixed income security impairment charges totaling $8.1 million, $3.0 million related to one of the Company’s collateralized debt obligation (“CDO”) securities, $1.9 million related to one manufactured housing asset-backed security and the remaining $3.2 million primarily related to two airline industry issuers. Net realized investment gains and losses for both periods also reflected gains realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of June 30, 2004 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain (Loss)
Corporate bonds
Banking and Finance	35	$322.9	$309.6	$13.3
Energy	35	186.3	178.5	7.8
Utilities	24	165.8	165.2	0.6
Food and Beverage	27	136.0	134.6	1.4
Telecommunications	15	111.3	108.6	2.7
Insurance	11	92.7	91.5	1.2
Industry, Manufacturing	27	89.4	88.6	0.8
Transportation	9	81.0	82.9	(1.9)
Automobiles	9	67.2	66.1	1.1
Real Estate	7	58.2	56.5	1.7
All Other Corporates (1)	175	448.8	438.8	10.0

Total corporate bonds	374	1,759.6	1,720.9	38.7
Mortgage-backed securities
Government	445	702.7	702.5	0.2
Other	20	39.3	37.9	1.4
Municipal bonds	165	548.3	552.6	(4.3)
Government bonds
U.S.	6	148.4	147.2	1.2
Foreign	9	34.6	32.6	2.0
Collateralized debt obligations (2)	6	28.0	27.6	0.4
Asset-backed securities	11	56.8	57.2	(0.4)

Total fixed maturity securities	1,036	$3,317.7	$3,278.5	$39.2

(1)	The All Other Corporates category contains 18 additional industry classifications. Healthcare, retail, broadcasting and media, defense, paper and consumer products represented $264.8 million of fair value at June 30, 2004, with the remaining 12 classifications each representing less than $28 million of the fair value at June 30, 2004.

(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at June 30, 2004.

At June 30, 2004, the Company’s diversified fixed maturity portfolio consisted of 1,197 investment positions, issued by 1,036 entities, and totaled approximately $3.3 billion in fair value. The portfolio was 94.6% investment grade, based on fair value, with an average quality rating of AA-. At June 30, 2004, the portfolio had approximately $48 million pretax of total gross unrealized losses related to 426 positions. At December 31, 2003, the total pretax gross unrealized losses were approximately $11 million related to 113 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at June 30, 2004, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of June 30, 2004

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	274	$1,519.4	$1,554.5	$(35.1)
7 through 12 months	14	68.6	72.5	(3.9)
13 through 24 months	15	64.5	69.4	(4.9)
25 through 36 months	1	2.9	3.0	(0.1)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	304	1,655.4	1,699.4	(44.0)

Non-investment grade
6 Months or less	110	67.3	69.7	(2.4)
7 through 12 months	2	1.2	1.2	*
13 through 24 months	—	—	—	—
25 through 36 months	—	—	—	—
37 through 48 months	1	5.3	6.1	(0.8)
Greater than 48 months	2	3.3	3.7	(0.4)

Total	115	77.1	80.7	(3.6)

Not rated
6 Months or less	1	*	*	—
7 through 12 months	—	—	—	—
13 through 24 months	6	2.5	2.5	*

Total	7	2.5	2.5	*

Grand total	426	$1,735.0	$1,782.6	$(47.6)

*	Less than $(0.1) million

Of the securities with unrealized losses, no issuers had pretax unrealized losses greater than $1.5 million and no securities were trading below 80% of book value at June 30, 2004. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2004 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at June 30, 2004. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company’s investment guidelines generally limit single corporate issuer concentrations to 4.0% (after tax) of shareholders’ equity for “AA” or “AAA” rated securities, 2.5% (after tax) of shareholders’ equity for “A” rated securities, 2.0% (after tax) of shareholders’ equity for “BBB” rated securities, and 1.0% (after tax) of shareholders’ equity for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Property and casualty	$196.3	$217.5	-9.7%	$(21.2)
Annuity	0.7	0.5	40.0%	0.2
Life	21.4	22.2	-3.6%	(0.8)

Total	$218.4	$240.2	-9.1%	$(21.8)

Property and Casualty Claims and Claim Expenses

	Six Months Ended June 30,
	2004	2003
Incurred claims and claim expenses:
Claims occurring in the current year	$196.3	$203.3
Increase in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	—	13.7
Business assumed from state reinsurance facilities	—	0.5

Total increase	—	14.2

Total claims and claim expenses incurred	$196.3	$217.5

Net reserves, end of period	$332.9	$285.4
Plus reinsurance recoverables	16.7	28.3

Gross reserves, end of period	$349.6	$313.7

Property and casualty GAAP loss ratio:
Before catastrophe losses	68.5%	76.9%
After catastrophe losses	69.9%	81.9%
Property and casualty GAAP loss ratio excluding net increases in estimated reserves for claims occurring in prior years:
Before catastrophe losses	68.5%	71.6%
After catastrophe losses	69.9%	76.6%

(1)	Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the six months ended June 30, 2004, the voluntary automobile loss ratio decreased by 7.2 percentage points compared to a year earlier, primarily reflecting adverse development and strengthening of prior years’ reserves recorded in 2003 as described below. The Company’s benefits, claims and settlement expenses also reflected a 30.1 percentage point improvement in the homeowners loss ratio as a result of the Company’s claims initiatives, which have focused on loss and expense control; the favorable impact of rate increases on earned premiums; and a relatively low level of catastrophe losses in the current period.

Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $13.7 million for the first six months of 2003, primarily related to automobile liability loss reserves, compared to no adverse reserve development in the current period. The Company’s property and casualty reserves were $332.9 million and $320.9 million at June 30, 2004 and December 31, 2003, respectively, net of anticipated reinsurance recoverables.

For the first six months of 2004, total incurred property and casualty catastrophe losses were $3.7 million, compared to $13.5 million a year earlier. The current period decrease generated 3.6 percentage points of the improvement in the property and casualty loss ratio.

The property loss ratio of 59.9% for the first six months of 2004 decreased 30.1 percentage points compared to a year earlier. This improvement reflected an increase in average premium per policy, benefits of the Company’s claims initiatives and an improvement in loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management and an aggressive reunderwriting program. In addition, the lower level of catastrophe losses during the first six months of 2004 accounted for approximately 11 percentage points of the loss ratio improvement.

For the six months ended June 30, 2004, the voluntary automobile loss ratio of 72.2% decreased 7.2 percentage points compared to the prior year. The loss ratio in 2003 included 8.2 percentage points due to adverse development of prior years’ reserves compared to no impact in the current period.

Effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts”. The new rules changed the accounting for separate accounts and sales inducements and changed the liability model by expanding the definition of “account balance” and addressing annuitization guarantees and guaranteed minimum death benefits (“GMDB”) reserves. The adoption of this SOP reduced the Company’s GAAP GMDB reserve from $0.1 million at December 31, 2003 to zero at June 30, 2004.

Interest Credited to Policyholders

	Six Months Ended June 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Annuity	$37.0	$35.3	4.8%	$1.7
Life	16.3	15.6	4.5%	0.7

Total	$53.3	$50.9	4.7%	$2.4

Compared to the prior year, the current period increase in annuity segment interest credited reflected a 10.3% increase in average accumulated fixed deposits, partially offset by a 21 basis point decline in the average annual interest rate credited to 4.5%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

Operating Expenses

For the first six months of 2004, operating expenses increased 2.7%, or $1.8 million, compared to the prior year. The property and casualty GAAP expense ratio of 22.3% for the six months ended June 30, 2004 decreased 1.2 percentage points compared to the prior year, primarily reflecting the growth in premium for the property and casualty segment. Current period operating expenses for the life segment included an adjustment for agent commissions.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the six months ended June 30, 2004, the combined amortization of policy acquisition expenses and intangible assets was $36.3 million equal to amortization recorded in the prior year. Amortization of intangible assets was $2.5 million for the six months ended June 30, 2004, equal to the same period a year earlier. The June 30, 2003 valuation of Annuity VIF resulted in a $0.1 million decrease in amortization, equal to the impact from a similar valuation at June 30, 2004.

Amortized policy acquisition expenses of $33.8 million for the first six months of 2004 were equal to the prior year. The June 30, 2004 valuation of annuity deferred policy acquisition costs resulted in a $0.4 million reduction in amortization compared to a $0.2 million increase in amortization resulting from a similar valuation at June 30, 2003.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 28.9% for the six months ended June 30, 2004 compared to 23.9% for the same period in 2003.

Income from investments in tax-advantaged securities reduced the effective income tax rate 5.1 and 21.2 percentage points for the six months ended June 30, 2004 and 2003, respectively. While the amount of income from tax-advantaged securities in the current period increased compared to a year earlier, the reduced level of income before income taxes in 2003 resulted in this having a more significant impact on the 2003 effective income tax rate.

Net Income

Net income (loss) by segment and net income per share were as follows:

	Six Months Ended June 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Net income (loss)
Property & casualty
Before catastrophe losses	$30.7	$10.8		$19.9
Catastrophe losses, after tax	(2.4)	(8.7)		6.3

Total including catastrophe losses	28.3	2.1		26.2
Annuity	6.6	5.8	13.8%	0.8
Life	6.3	7.5	-16.0%	(1.2)
Corporate and other (1)	(0.6)	(5.2)		4.6

Total	$40.6	$10.2		$30.4

Net income per share, diluted	$0.95	$0.24		$0.71

Property and casualty GAAP combined ratio:
Before catastrophe losses	90.8%	100.4%		-9.6%
After catastrophe losses	92.2%	105.4%		-13.2%
Property and casualty GAAP combined ratio excluding net increases in estimated reserves for claims occurring in prior years:
Before catastrophe losses	90.8%	95.1%		-4.3%
After catastrophe losses	92.2%	100.1%		-7.9%

(1)	The Corporate and Other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

For the first six months of 2004, net income for the property and casualty segment improved compared to the prior year, driven by favorable non-catastrophe frequency trends for automobile and property claims, a relatively low level of catastrophe losses, the impact of the Company’s claims initiatives focused on loss and expense control, an improving expense ratio, and no adverse development of prior years’ reserves.

Current period annuity segment net income increased compared to a year earlier, driven primarily by growth in contract fees and favorable adjustments from the June 30, 2004 valuations of Annuity VIF, deferred acquisition costs and guaranteed minimum death benefit reserves, compared to minimal adjustments resulting from similar valuations a year earlier. The growth in contract fees was due to growth in the underlying accumulated variable amounts on deposit.

Life segment net income decreased compared to the first six months of 2003, due primarily to valuation of deferred policy acquisition costs as well as lower group insurance earnings, an adjustment for agent commissions, and a decline in investment income. This was partially offset by growth in income from partner company product sales and favorable mortality experience.

The change in the net loss for the Corporate and Other segment compared to the first six months of 2003 primarily reflected realized investment gains in the current period compared to realized investment losses, including impairment charges, in the prior year.

Return on shareholders’ equity based on net income was 9% and 5% for the 12 months ended June 30, 2004 and 2003, respectively.

Based on results for the first half of the year, at the time of this Report on Form 10-Q management anticipates that 2004 full year net income before realized investment gains and losses will be within a range of $1.45 to $1.55 per share. This projection reflects management’s anticipation of improvement compared to 2003 in the underlying (current accident year) property and casualty combined ratio, yet remains cautious regarding potential catastrophe losses in the second half of 2004. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At June 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 28% of the common shares outstanding per their SEC filing on Form 13F as of March 31, 2004, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s third largest shareholder with 7% of the common shares outstanding per their SEC filing on Form 13F as of March 31, 2004, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Realized Investment Gains and Losses” and in the Notes to Financial Statements, “Note 5 — Investments”.

Cash Flow

The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow in excess of these amounts has been used to fund business growth, retire short-term debt, pay dividends to shareholders and repurchase shares of the Company’s common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2004, net cash provided by operating activities increased compared to the same period in 2003 reflecting increased insurance underwriting cash flow and a smaller amount of federal income tax payments in the current period.

Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2004 without prior approval are approximately $43 million, of which $5 million was paid during the six months ended June 30, 2004. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

Investing Activities

HMEC’s insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities portfolio as “available for sale”.

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company’s common stock, and borrowings, repayments and repurchases related to its debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments the Company’s traditional reinsurance program, have been charged directly to additional paid-in capital.

For the six months ended June 30, 2004, receipts from annuity contracts increased 26.6%. Annuity contract maturities and withdrawals decreased 6.0% compared to the prior year. Cash value retentions for variable and fixed annuity options were 93.4% and 95.5%, respectively, for the 12 month period ended June 30, 2004. Net transfers to variable annuity accumulated cash values increased $12.3 million compared to the prior year.

Contractual Obligations

	Payments Due By Period As of December 31, 2003
	Total	Less Than 1 Year (2004)	1 -3 Years (2005 and 2006)	3 -5 Years (2007 and 2008)	More Than 5 Years (2009 and beyond)
Short-term Obligations (1):
Bank Credit Facility (expires May 31, 2005)	$25.8	$0.6	$25.2	—	—
Long-Term Debt Obligations (1):
Convertible Notes Due 2032	256.7	3.5	7.0	$1.7	$244.5
Senior Notes Due January 15, 2006	33.3	1.9	31.4	—	—

Total	$315.8	$6.0	$63.6	$1.7	$244.5

(1)	Includes principal and interest.

The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $10 million in 2003. It is anticipated that the Company’s payments under operating leases for the full year 2004 will be comparable to the 2003 payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, increase and pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

The total capital of the Company was $673.1 million at June 30, 2004, including $144.7 million of long-term debt and $25.0 million of short-term debt outstanding. Total debt represented 26.1% of capital excluding unrealized investment gains and losses (25.2% including unrealized investment gains and losses) at June 30, 2004, slightly above the Company’s long-term target of 25%.

Shareholders’ equity was $503.4 million at June 30, 2004, including a net unrealized gain in the Company’s investment portfolio of $23.3 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $747.4 million and $17.48, respectively, at June 30, 2004. Book value per share was $11.77 at June 30, 2004 ($11.22 excluding investment fair value adjustments).

As of June 30, 2004, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period.

The Senior Convertible Notes will be convertible at the option of the holders into shares of HMEC’s common stock at a conversion price of $26.74 if the conditions for conversion are satisfied. Although the Senior Convertible Notes are potentially convertible into 4,343,054 shares (17.763 shares per $1 thousand face amount), these shares are not included in the calculation of diluted earnings per share because the contingent conversion requirements were not met during the reporting periods. In addition, the Company may elect to pay holders surrendering notes cash or a combination of cash and shares of HMEC’s common stock for the notes surrendered. Holders may also surrender Senior Convertible Notes for conversion during any period in which the credit rating assigned to the Senior Convertible Notes is Ba2 or lower by Moody’s or BB+ or lower by S&P, the Senior Convertible Notes are no longer rated by either Moody’s or S&P, or the credit rating assigned to the Senior Convertible Notes has been suspended or withdrawn by either Moody’s or S&P. The Senior Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Senior Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), Fitch Ratings, Ltd. (“Fitch”) (BBB+), and A.M. Best Company, Inc. (“A.M. Best”)

(bbb-). Also see “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of June 30, 2004, the Company had outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes (“Senior Notes”) issued at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time, at the Company’s option. The Senior Notes have an investment grade rating from S&P (BBB), Moody’s (Baa3), Fitch (BBB+) and A.M. Best (bbb-). The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

As of June 30, 2004, the Company had outstanding $25.0 million under its Bank Credit Agreement at an interest rate of Interbank Offering Rate plus 1.0%, or 2.6%. The Bank Credit Agreement, as amended on June 1, 2004, provides for unsecured borrowings of up to $35.0 million (the “Bank Credit Facility”). The Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.25% on an annual basis at June 30, 2004.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. No securities associated with the registration statement have been issued as of the date of this Report on Form 10-Q.

The Company’s ratio of earnings to fixed charges for the six months ended June 30, 2004 was 17.8x, compared to 5.3x for the same period in 2003, which reflected $2.5 million of pretax realized investment losses and $14.2 million of adverse development of prior years’ property and casualty reserves recognized during the period.

Total shareholder dividends were $9.0 million for the six months ended June 30, 2004. In March and June 2004, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in the Company’s 2003 Annual Report on Form 10-K in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

Information regarding the interest-sensitive life reinsurance program for the Company’s life segment is located in the Company’s 2003 Annual Report on Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Capital Resources”.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings, Ltd. (“Fitch”) and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of August 1, 2004, which were unchanged from the disclosure in the Company’s 2003 Annual Report on Form 10-K, were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same, except where indicated):

As of August 1, 2004	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
S&P (1)	A	(negative)	BBB	(negative)
Moody’s (1)	P&C: A3	(negative)	Baa3	(negative)
	Life: A3	(stable)
Fitch	A+	(negative)	BBB+	(negative)
A.M. Best	A-	(stable)	bbb-	(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations — Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities.

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

A more detailed description of the Company’s exposure to market value risks and the management of those risks is presented in the Company’s Annual Report on Form 10-K for 2003 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk”.

Information Systems Risk

The Company administers its insurance business with information systems that are dated and complex, and require extensive manual input, calculation and control procedures. These systems are more prone to error than more advanced technology systems. To address these issues, in recent years the Company has enhanced its existing systems and technology infrastructure and has begun installing new systems, including a new general ledger and financial reporting system which was implemented in the second quarter of 2003 and a new property and casualty claims administration system whose implementation was completed in April 2004. In the meantime, enhanced checks and control procedures have been established to review the output of existing information systems, including periodic internal and external third party reviews. Nevertheless, there are risks that inaccuracies in the processing of data may occur which might not be identified by those procedures and checks on a timely basis.

Business Continuity Risk

Given the events of September 11, 2001, the continuing threat of terrorism and the current geopolitical climate, the Company has undertaken a reassessment of its business continuity plans. While current contingency plans are felt to be adequate to restore some of the more critical business processes and the Company is aggressively working to strengthen its continuity plans, in the current environment there is believed to exist a higher than acceptable level of risk that the Company’s ability to recover and resume most or all of its key business operations on a timely basis would be compromised.

Recent Accounting Changes

Consensus Regarding EITF Issue No. 03-1

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) issued a Consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which is effective for reporting periods beginning after June 15, 2004. The Consensus effectively codifies the provisions of SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and includes detailed criteria for evaluating whether to record a realized investment loss related to debt and equity securities carried at amounts higher than the securities’ fair value. The Consensus also includes requirements to disclose additional information about unrealized investment losses. The adoption of this Consensus is currently not expected to have a material impact on the Company’s operating results or financial position.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q.

Item 4:	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 25, 2004. The results of the matters submitted to a vote of security holders are shown in the table below.

	Votes For	Votes Against	Abstentions
Votes representing 39,299,324 shares of Common Stock were represented and cast regarding Proposal 1.
Election of the following nominees to hold the office of Director until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified:
William W. Abbott	37,926,127	1,373,197	—
Mary H. Futrell	38,948,610	350,714	—
Louis G. Lower II	38,916,904	382,420	—
Joseph J. Melone	38,922,683	376,641	—
Jeffrey L. Morby	38,389,176	910,148	—
Shaun F. O’Malley	38,336,483	962,841	—
Charles A. Parker	38,655,648	643,676	—

Item 5:	Other Information

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Horace Mann Educators Corporation has preapproved the continuing provision of certain non-audit services by KPMG LLP, Horace Mann Educators Corporation’s independent auditor. Such services relate primarily to tax consultation.

The Audit Committee has determined that the services provided by KPMG LLP under non-audit services are compatible with maintaining the auditor’s independence.

Item 6:	Exhibits and Reports on Form 8-K

Exhibit No.	Description
(a)	The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

	(10)	Material contracts.

		10.1	Credit Agreement dated as of May 29, 2002 (the “Bank Credit Facility”) among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

		10.1(a)	First Amendment to Credit Agreement.

		10.2*	Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

		10.2(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

		10.2(b)*	Specimen Regular Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

		10.2(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

		10.2(d)*	Specimen Modification to Stock Options outstanding as of June 30, 2004.

	(11)	Statement re computation of per share earnings.

	(15)	KPMG LLP letter regarding unaudited interim financial information.

	(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(b)	During the second quarter of 2004, HMEC filed one Current Report on Form 8-K with the SEC as follows:

1.	Dated May 5, 2004, regarding the Company’s press release reporting its financial results for the three month period ended March 31, 2004, containing an Item 12 Disclosure of Results of Operations and Financial Condition and an
Item 7 Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION (Registrant)

Date August 9, 2004	/s/ Louis G. Lower II
Louis G. Lower II President and Chief Executive Officer

Date August 9, 2004	/s/ Peter H. Heckman
Peter H. Heckman Executive Vice President and Chief Financial Officer

Date August 9, 2004	/s/ Bret A. Conklin
Bret A. Conklin Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2004

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No		Description

(10)	Material contracts.
	10.1	Credit Agreement dated as of May 29, 2002 (the “Bank Credit Facility”) among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.1(a)	First Amendment to Credit Agreement.

	10.2*	Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.2(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.2(b)*	Specimen Regular Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.2(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.2(d)*	Specimen Modification to Stock Options outstanding as of June 30, 2004.

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.