Form 10-Q
period 2004-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2004-11-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 29, 2004, 42,807,903 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries as of September 30, 2004, and the related consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of changes in shareholders’ equity for the nine-month periods ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 3, 2004

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost, 2004, $3,352,754; 2003, $3,124,861)	$3,489,057	$3,258,674
Short-term and other investments	126,100	104,904
Short-term investments, loaned securities collateral	446,914	22,147

Total investments	4,062,071	3,385,725
Cash	24,245	19,773
Accrued investment income and premiums receivable	105,819	99,370
Deferred policy acquisition costs	206,795	193,703
Goodwill	47,396	47,396
Value of acquired insurance in force	23,636	27,259
Other assets	136,691	80,531
Variable annuity assets	1,146,306	1,119,231

Total assets	$5,752,959	$4,972,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,653,205	$1,526,174
Interest-sensitive life contract liabilities	586,759	567,209
Unpaid claims and claim expenses	480,170	350,501
Future policy benefits	181,625	181,344
Unearned premiums	210,778	198,991

Total policy liabilities	3,112,537	2,824,219
Other policyholder funds	140,243	129,888
Liability for securities lending agreements	446,914	22,147
Other liabilities	191,347	177,325
Short-term debt	25,000	25,000
Long-term debt	144,715	144,703
Variable annuity liabilities	1,146,306	1,119,231

Total liabilities	5,207,062	4,442,513

Preferred stock, $0.001 par value, shares authorized 1,000,000; none issued	—	—
Common stock, $0.001 par value, shares authorized 75,000,000; shares issued, 2004, 60,298,124; 2003, 60,225,311	60	60
Additional paid-in capital	342,349	342,306
Retained earnings	470,837	456,330
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	82,480	81,608
Minimum pension liability adjustment	(17,252)	(17,252)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	545,897	530,475

Total liabilities and shareholders’ equity	$5,752,959	$4,972,988

See accompanying notes to consolidated financial statements.

See accompanying accountants’ review report.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues
Insurance premiums and contract charges earned	$165,111	$158,314	$501,771	$478,039
Net investment income	47,988	45,438	143,461	138,531
Net realized investment gains	4,791	7,262	9,262	4,742

Total revenues	217,890	211,014	654,494	621,312

Benefits, losses and expenses
Benefits, claims and settlement expenses	159,424	148,412	377,852	388,589
Interest credited	27,316	25,915	80,599	76,770
Policy acquisition expenses amortized	18,058	16,444	51,841	50,285
Operating expenses	30,166	33,013	98,297	99,433
Amortization of intangible assets	1,350	2,273	3,804	4,798
Interest expense	1,710	1,552	5,085	4,656
Restructuring charge adjustments	—	(408)	—	(408)

Total benefits, losses and expenses	238,024	227,201	617,478	624,123

Income (loss) before income taxes	(20,134)	(16,187)	37,016	(2,811)
Income tax expense (benefit)	(7,490)	(1,921)	9,032	1,273

Net income (loss)	$(12,644)	$(14,266)	$27,984	$(4,084)

Net income (loss) per share
Basic	$(0.30)	$(0.34)	$0.65	$(0.10)

Diluted	$(0.30)	$(0.34)	$0.65	$(0.10)

Weighted average number of shares and equivalent shares (in thousands)
Basic	42,773	42,722	42,743	42,710
Diluted	43,022	42,933	42,974	42,902

See accompanying notes to consolidated financial statements.

See accompanying accountants’ review report.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Common stock
Beginning balance	$60	$60
Options exercised, 2004, 52,302 shares	—	—
Conversion of Director Stock Plan units, 2004, 20,511 shares; 2003, 30,696 shares	—	—

Ending balance	60	60

Additional paid-in capital
Beginning balance	342,306	342,749
Options exercised and conversion of Director Stock Plan units	1,168	645
Catastrophe-linked equity put option premium	(1,125)	(1,088)

Ending balance	342,349	342,306

Retained earnings
Beginning balance	456,330	455,308
Net income (loss)	27,984	(4,084)
Cash dividends, 2004, $0.315 per share; 2003, $0.315 per share	(13,477)	(13,464)

Ending balance	470,837	437,760

Accumulated other comprehensive income, net of taxes:
Beginning balance	64,356	63,302
Change in net unrealized gains on fixed maturities and equity securities	872	21,998
Change in minimum pension liability adjustment	—	—

Ending balance	65,228	85,300

Treasury stock, at cost
Beginning and ending balance, 2004 and 2003, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$545,897	$532,849

Comprehensive income
Net income (loss)	$27,984	$(4,084)
Other comprehensive income, net of taxes:
Change in net unrealized gains on fixed maturities and equity securities	872	21,998
Change in minimum pension liability adjustment	—	—

Other comprehensive income	872	21,998

Total	$28,856	$17,914

See accompanying notes to consolidated financial statements.

See accompanying accountants’ review report.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash flows from operating activities
Premiums collected	$173,303	$175,751	$522,158	$505,127
Policyholder benefits paid	(108,208)	(129,386)	(331,351)	(369,099)
Policy acquisition and other operating expenses paid	(55,995)	(33,326)	(159,918)	(139,730)
Federal income taxes paid	—	—	(3,933)	(16,426)
Investment income collected	46,602	46,604	141,010	139,821
Interest expense paid	(1,106)	(961)	(4,043)	(3,675)
Contribution to defined benefit pension plan trust fund	(3,500)	(8,780)	(3,500)	(8,780)
Other	7,937	6,215	8,800	4,671

Net cash provided by operating activities	59,033	56,117	169,223	111,909

Cash flows from investing activities
Fixed maturities
Purchases	(454,475)	(397,562)	(1,218,703)	(1,014,041)
Sales	301,439	204,421	732,466	419,213
Maturities	102,514	160,786	268,524	441,802
Net cash used in short-term and other investments	(29,870)	(37,478)	(21,288)	(11,148)

Net cash used in investing activities	(80,392)	(69,833)	(239,001)	(164,174)

Cash flows from financing activities
Dividends paid to shareholders	(4,496)	(4,489)	(13,477)	(13,464)
Exercise of stock options	503	—	1,168	—
Catastrophe-linked equity put option premium	—	(150)	(1,125)	(1,088)
Annuity contracts, variable and fixed
Deposits	78,397	78,008	248,424	212,288
Benefits and withdrawals	(26,431)	(22,244)	(72,928)	(71,725)
Net transfer to variable annuity assets	(22,107)	(26,080)	(83,677)	(75,353)
Net decrease in life policy account balances	(1,771)	(2,050)	(4,135)	(10,752)

Net cash provided by financing activities	24,095	22,995	74,250	39,906

Net increase (decrease) in cash	2,736	9,279	4,472	(12,359)
Cash at beginning of period	21,509	38,524	19,773	60,162

Cash at end of period	$24,245	$47,803	$24,245	$47,803

See accompanying notes to consolidated financial statements.

See accompanying accountants’ review report.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004 and 2003

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of September 30, 2004, the consolidated results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003 and the consolidated changes in shareholders’ equity for the nine months ended September 30, 2004 and 2003. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Stock Based Compensation and Stock Options

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained below and in Note 6 - Shareholders’ Equity and Stock Options of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for the stock option grants.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)
As reported	$(12,644)	$(14,266)	$27,984	$(4,084)
Add: Stock-based compensation expense, after tax, included in reported net income (loss)	—	—	—	—
Deduct: Stock-based compensation expense, after tax, determined under the fair value based method for all awards (1)	5	1,348	10,961	4,026

Pro forma	$(12,649)	$(15,614)	$17,023	$(8,110)

Net income (loss) per share – basic
As reported	$(0.30)	$(0.34)	$0.65	$(0.10)
Pro forma	$(0.29)	$(0.37)	$0.40	$(0.19)
Net income (loss) per share – diluted
As reported	$(0.30)	$(0.34)	$0.65	$(0.10)
Pro forma	$(0.29)	$(0.36)	$0.40	$(0.19)

(1)	The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2004 and 2003, respectively: risk-free interest rates of 4.1% and 3.8%; dividend yield of 2.5% and 3.0%; expected lives of 10 years; and volatility of 23.8% and 28.3%. The nine-month expense amounts represent three-fourths of the full year expense reflecting options granted through September 30, 2004 and 2003, respectively, and vesting during the respective calendar years. The expense amount for the nine months ended September 30, 2004 also includes the impact of accelerated vesting of outstanding stock options, as described below.

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

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2003	$18.96	$11.12-$33.87	4,669,970	2,486,837	2,059,182

Granted	$16.48	$15.28-$16.96	18,500	3,750	(18,500)
Vested	$18.35	$13.88-$21.77	—	2,190,383	—
Exercised	$13.35	$11.12-$13.88	(52,302)	(52,302)	—
Canceled	$19.59	$13.88-$33.87	(332,450)	(332,450)	332,450

At September 30, 2004	$18.97	$13.88-$33.87	4,303,718	4,296,218	2,373,132

The weighted average grant date fair value was $4.20 for options granted in the nine months ended September 30, 2004. For options outstanding at September 30, 2004, information segregated by ranges of exercise prices was as follows:

				Vested and Exercisable Options
	Weighted Average Option Price per Share	Range of Option Prices per Share	Total Options Outstanding	Options	Weighted Average Option Price per share	Weighted Average Life
At September 30, 2004	$18.13	$13.88-$20.80	3,839,493	3,831,993	$18.14	6.8 years
	$22.79	$21.64-$29.21	334,275	334,275	$22.79	5.1 years
	$33.87	$33.87	129,950	129,950	$33.87	3.6 years

Total	$18.97	$13.88-$33.87	4,303,718	4,296,218	$18.97	6.6 years

Note 3 - Restructuring Charges

Charges related to the restructure of the Company’s property and casualty claims operations were incurred and separately identified in the Statements of Operations for the year ended December 31, 2002, as described in Note 2 - Restructuring Charges of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The following table provides information about the charges taken in 2002, the balance of accrued amounts at December 31, 2003 and September 30, 2004 and payment activity during the nine months ended September 30, 2004.

	Original Pretax Charge	Reserve at December 31, 2003	Payments	Reserve at September 30, 2004
Charges to earnings:
Property and Casualty Claims Operations
Employee termination costs	$2,542	$226	$175	$51
Additional defined benefit pension plan costs	1,179	125	125	—
Termination of lease agreements	502	39	27	12

Total	$4,223	$390	$327	$63

Note 4 - Debt

Indebtedness outstanding, as described in the Company’s 2003 Annual Report on Form 10-K in the Notes to Financial Statements, Note 5 — Debt, was as follows:

	September 30, 2004	December 31, 2003
Short-term debt:
Bank Credit Facility	$25,000	$25,000
Long-term debt:
1.425% Senior Convertible Notes due May 14, 2032. Aggregate principal amount of $244,500 less unaccrued discount of $128,362 (3.0% imputed rate)	116,138	116,138
6 5/8% Senior Notes, due January 15, 2006. Aggregate principal amount of $28,600 less unaccrued discount of $23 and $35 (6.7% imputed rate)	28,577	28,565

Total	$169,715	$169,703

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

	Percent of Fair Value		September 30, 2004
Rating of Fixed Maturity Securities (1)	September 30, 2004	December 31, 2003	Fair Value (2)	Amortized Cost
AAA	42.8%	44.6%	$1,492,037	$1,468,341
AA	7.1	7.7	247,089	238,446
A	24.4	23.2	853,612	800,775
BBB	20.1	18.6	700,793	658,182
BB	1.8	2.0	62,682	60,326
B	3.5	3.2	121,687	118,030
CCC or lower	0.2	0.6	8,093	5,580
Not rated (3)	0.1	0.1	3,064	3,074

Total	100.0%	100.0%	$3,489,057	$3,352,754

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.

(3)	This category includes $3,064 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 99.7% of these private placement securities as investment grade.

The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities by reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties.

	Percent of Total		Fair Value
	September 30, 2004	December 31, 2003	September 30, 2004
Due in 1 year or less	6.5%	7.4%	$227,323
Due after 1 year through 5 years	25.4	21.9	887,587
Due after 5 years through 10 years	39.4	41.3	1,375,022
Due after 10 years through 20 years	9.3	8.9	324,262
Due after 20 years	19.4	20.5	674,863

Total	100.0%	100.0%	$3,489,057

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 5 - Investments-(Continued)

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of September 30, 2004 and December 31, 2003, fixed maturities with a fair value of $446,914 and $22,147, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, requires the securities lending collateral to be classified as an asset with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 6 – Pension Plans and Other Postretirement Benefits

All employees of the Company are covered by a defined contribution plan and participate in a 401(k) plan. Employees hired on or before December 31, 1998 are also covered under a defined benefit plan. In addition, certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both.

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. The Company’s policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined contribution, 401(k) and defined benefit plans, investments have been set aside in trust funds; whereas the supplemental retirement plans are non-qualified, unfunded plans.

Note 6 – Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of net periodic pension cost for the defined benefit plan and the supplemental retirement plans for the three and nine months ended September 30, 2004 and 2003.

	Defined Benefit Plan		Supplemental Retirement Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic pension expense:
Service cost	$—	$—	$38	$140
Interest cost	777	799	264	253
Expected return on plan assets	(678)	(571)	—	—
Recognized net actuarial loss	382	523	276	88
Settlement loss (income)	(115)	262	—	—

Net periodic pension expense	$366	$1,013	$578	$481

	Defined Benefit Plan		Supplemental Retirement Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic pension expense:
Service cost	$—	$—	$113	$365
Interest cost	2,329	2,416	791	681
Expected return on plan assets	(2,034)	(1,723)	—	—
Recognized net actuarial loss	1,146	1,399	501	231
Settlement loss	932	1,942	—	—

Net periodic pension expense	$2,373	$4,034	$1,405	$1,277

In September 2004, the Company contributed $3,500 to the defined benefit plan and does not anticipate making any additional contributions during the remaining three months of 2004. The Company expects to contribute approximately $1,200 to the supplemental retirement plans in 2004. For the nine months ended September 30, 2004, $932 was contributed to the supplemental retirement plans and additional contributions of $268 are anticipated to be made during the remaining three months of 2004.

Note 6 – Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Effective January 1, 2004, only employees who were at least age 50 with at least 15 years of service by January 1, 2004 are eligible to participate in this program. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three and nine months ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic cost:
Service cost	$26	$31	$77	$216
Interest cost	455	457	1,367	1,515
Amortization of prior service cost	(180)	(179)	(539)	(179)
Recognized net actuarial gain	(782)	(418)	(715)	(1,774)

Net periodic benefit cost	$(481)	$(109)	$190	$(222)

As disclosed in its financial statements for the year ended December 31, 2003, the Company expects to contribute $2,300 to the postretirement benefit plan in 2004. For the nine months ended September 30, 2004, the Company contributed $992 to the postretirement benefit plan and anticipates contributing an additional $1,308 to the plan during the remaining three months of 2004.

Note 7 – Catastrophes and Reinsurance

The Company’s net catastrophe losses of approximately $55,500 for the three months ended September 30, 2004 were at an unprecedented level and primarily reflected losses from Hurricanes Charley, Frances, Ivan and Jeanne. Property and casualty net reserves for unpaid claims and claims expenses at September 30, 2004 of $398,860 included approximately $64,200 attributable to the four hurricanes mentioned above.

Note 7 Catastrophes and Reinsurance-(Continued)

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

	Gross Amount	Ceded	Assumed	Net
Three months ended September 30, 2004
Premiums written and contract deposits	$262,653	$11,863	$4,768	$255,558
Premiums and contract charges earned	172,429	11,825	4,507	165,111
Benefits, claims and settlement expenses	240,336	83,927	3,015	159,424

Three months ended September 30, 2003
Premiums written and contract deposits	$258,740	$5,885	$(1,419)	$251,436
Premiums and contract charges earned	165,958	5,905	(1,739)	158,314
Benefits, claims and settlement expenses	152,175	3,483	(280)	148,412

Nine months ended September 30, 2004
Premiums written and contract deposits	$766,315	$23,447	$13,542	$756,410
Premiums and contract charges earned	512,698	24,518	13,591	501,771
Benefits, claims and settlement expenses	461,538	93,276	9,590	377,852

Nine months ended September 30, 2003
Premiums written and contract deposits	$716,377	$17,331	$6,690	$705,736
Premiums and contract charges earned	489,658	17,396	5,777	478,039
Benefits, claims and settlement expenses	388,060	3,172	3,701	388,589

Gross and ceded benefits, claims and settlement expenses for the three and nine months ended September 30, 2004 reflect the impact of property and casualty losses from Hurricanes Charley, Frances, Ivan and Jeanne. Ceded premiums written and earned for the same periods include approximately $4 million of catastrophe reinsurance reinstatement premium.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Insurance premiums written and contract deposits	$255,558	$251,436	$756,410	$705,736

Insurance premiums and contract charges earned
Property and casualty	$136,467	$130,330	$417,459	$395,758
Annuity	4,155	3,828	12,428	10,561
Life	24,489	24,359	71,884	72,537
Intersegment eliminations	—	(203)	—	(817)

Total	$165,111	$158,314	$501,771	$478,039

Net investment income
Property and casualty	$8,495	$7,922	$25,462	$23,893
Annuity	27,505	25,966	81,697	78,106
Life	12,290	11,855	37,212	37,381
Corporate and other	(16)	(15)	(48)	24
Intersegment eliminations	(286)	(290)	(862)	(873)

Total	$47,988	$45,438	$143,461	$138,531

Net income (loss)
Property and casualty	$(21,306)	$(22,118)	$7,003	$(19,974)
Annuity	2,491	2,958	9,083	8,732
Life	4,804	2,044	11,134	9,556
Corporate and other	1,367	2,850	764	(2,398)

Total	$(12,644)	$(14,266)	$27,984	$(4,084)

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$966	$1,867	$2,640	$3,564
Life	384	406	1,164	1,234

Total	$1,350	$2,273	$3,804	$4,798

	September 30, 2004	December 31, 2003
Assets
Property and casualty	$918,209	$795,579
Annuity	3,581,406	3,163,808
Life	1,185,847	947,468
Corporate and other	93,373	95,505
Intersegment eliminations	(25,876)	(29,372)

Total	$5,752,959	$4,972,988

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. It is important to note that the Company’s actual results could differ materially from those projected in such forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its financial statements in light of such factors as: the proximity of the catastrophe occurrence date to the date of the financial statements, potential inflation of property repair costs in the effected area and the occurrence of multiple catastrophes in a geographic area over a relatively short period of time.

•	Based on property and casualty direct earned premiums for 2003, the Company’s ten largest states represented 55% of the segment total. Included in this top ten group are certain states in which catastrophe occurrences are relatively common: North Carolina, California, Florida, Texas, South Carolina and Louisiana.

•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	Business risks inherent in the Company’s restructuring of its property and casualty claims operation.

•	Adverse changes in policyholder mortality and morbidity rates.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in accounting standards issued by the FASB or other standard-setting bodies which may have an adverse effect on the Company’s results of operations and financial condition.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers.

•	The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	The Company’s ability to develop and expand its agent force and its direct product distribution systems, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The risk related to the Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

Executive Summary

For the first nine months of 2004, the Company’s net income increased compared to the prior year, primarily reflecting improved property and casualty segment earnings, partially offset by the unprecedented level of catastrophe costs in the third quarter of 2004. This improvement was driven by aggressive pricing and underwriting actions taken over the last several quarters, favorable non-catastrophe claims frequency trends, and improvements in claims processes and cost containment initiatives, along with no adverse development of prior years’ reserves. Premiums written and contract deposits increased 7% compared to the first nine months of 2003, reflecting significant growth in new annuity deposits and rate increases in the property and automobile lines.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force, valuation of investments and valuation of assets and liabilities related to the defined benefit pension plan.

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

The Company continually updates loss estimates using both quantitative information from its reserving actuaries and qualitative information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in the Company’s 2003 Annual Report on Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2003 — Benefits, Claims and Settlement Expenses”. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At September 30, 2004, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

	Nine Months Ended September 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$420.4	$410.2	2.5%	$10.2
Involuntary and other property & casualty	9.0	1.7		7.3

Total property & casualty	429.4	411.9	4.2%	17.5
Annuity deposits	248.4	212.3	17.0%	36.1
Life	78.6	81.5	-3.6%	(2.9)

Total	$756.4	$705.7	7.2%	$50.7

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$411.7	$396.0	4.0%	$15.7
Involuntary and other property & casualty	5.8	(0.3)		6.1

Total property & casualty	417.5	395.7	5.5%	21.8
Annuity	12.4	10.6	17.0%	1.8
Life	71.9	71.7	0.3%	0.2

Total	$501.8	$478.0	5.0%	$23.8

For the first nine months of 2004, the Company’s premiums written and contract deposits increased 7.2% over the prior year as a result of growth in new annuity deposits and rate increases in the voluntary property and automobile lines. The 7.2% growth rate is net of the impact of $4.0 million of property and casualty catastrophe reinsurance reinstatement premiums incurred in the current period which reduced the growth rate by 0.6 percentage points. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 800 at September 30, 2004, reflecting a decrease of 11.0% compared to 899 agents a year earlier. Management currently anticipates modest growth in the size of the Company’s exclusive agent force in the remainder of 2004 and in 2005. Of the current period-end total, 281 agents were in their first 24 months with the Company, reflecting a decrease of 29.9% compared to September 30, 2003. Fewer new agents were hired in the first nine months of 2004, compared to the prior year, reflecting the Company’s more stringent selection criteria, while agent terminations were approximately three-fourths of the level experienced through September of the prior year. The number of experienced agents in the agent force, 519, increased 4.2% compared to a year earlier. Average agent productivity for all lines of business combined increased 24% compared to the first nine months of 2003, driven primarily by the growth in new annuity business. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

In the first nine months of 2004, total sales, which include the independent agent distribution channel, increased 17.3% compared to a year earlier, largely due to an increase in new annuity business.

The Company’s results have been impacted by ongoing and recurring proceedings in North Carolina challenging private passenger automobile rates. This has required the Company to escrow premiums received pending resolution of these proceedings, adversely impacting earned premiums and pretax income for the nine months ended September 30, 2003 by $2.8 million. No additional escrow amounts were required in the current period. In the second quarter of 2004, notification was received regarding resolution of the rate disputes for 2001 and 2002. The amounts previously escrowed are anticipated to be adequate to cover the Company’s premium refunds, including interest, to policyholders.

Total voluntary automobile and homeowners premium written increased 2.5% in the first nine months of 2004 net of the impact of the $4.0 million catastrophe reinsurance reinstatement premium described above, which reduced this growth rate by 1.0 percentage point. Voluntary automobile insurance premium written increased 2.2% ($6.5 million) compared to the first nine months of 2003, and homeowners premium increased 3.3% ($3.7 million). The increase in homeowners written premium was 6.9% ($7.7 million) excluding the impact of the catastrophe reinsurance reinstatement premium. The increases in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up approximately 4% for voluntary automobile and approximately 10% for homeowners compared to the prior year. Average earned premium increased 5% for voluntary automobile and 11% for homeowners for the same period. Through September 30, 2004, approved rate increases for the Company’s automobile and homeowners business were 7% and 15%, respectively, equal to approved increases of 7% and 15%, respectively, during the first nine months of 2003. As of September 30, 2004, automobile policies in force decreased by 18,000 compared to December

31, 2003 and 21,000 compared to September 30, 2003. The Company continues to increase educator business as a percentage of voluntary automobile policies. Homeowners policies in force decreased 5,000 compared to December 31, 2003 and 4,000 compared to September 30, 2003, reflecting expected reductions due to the Company’s pricing and underwriting actions. At September 30, 2004, there were 553,000 voluntary automobile and 274,000 homeowners policies in force, for a total of 827,000 policies.

Based on policies in force, the property and casualty 12-month retention rate for new and renewal policies was 85% at September 30, 2004, compared to 86% at September 30, 2003. The Company plans additional rate increases and underwriting actions for the remainder of 2004 for both its automobile and homeowners lines of business, which may continue to have an adverse impact on policy retention.

Due to rate limitations for coastal homeowners policies in Florida and to further reduce exposure to catastrophic losses, in July 2004 the Company began a reunderwriting program which is anticipated to result in non-renewal of approximately 5,300 homeowners policies. Because of the four hurricanes that impacted Florida during August and September 2004, the Florida Department of Financial Services, Office of Insurance Regulation, issued emergency regulation temporarily prohibiting any cancellation of policies. As a result, the impact of non-renewals will be negligible in 2004. The Company’s non-renewal process is anticipated to begin again in 2005 with an estimated full year reduction of $4 million and $2 million for direct written premiums and direct earned premiums, respectively.

For the first nine months of 2003, involuntary and other property and casualty premiums written were comparable to the current year excluding the negative impact of an adjustment made in the third quarter of 2003 to anticipated premiums from state mandatory insurance facilities.

Compared to the first nine months of 2003, new annuity deposits increased 17.0%, reflecting a 35.3% increase in single premium and rollover deposits and a 2.7% increase in new scheduled annuity deposits. New deposits to fixed accounts were 15.0%, or $20.0 million, higher than in 2003 and new deposits to variable accounts increased 20.4%, or $16.1 million, compared to a year earlier.

In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel, which included 647 authorized agents at September 30, 2004, generated $31.9 million in annualized new Horace Mann annuity sales during the first nine months of 2004, compared to $21.0 million for the first nine months of 2003 and $38.1 million for the full year 2003.

Total annuity accumulated cash value of $2.9 billion at September 30, 2004 increased 10.9% compared to a year earlier, reflecting the growth in sales over the 12 months, continued favorable retention and improving equity markets. The number of annuity contracts outstanding increased 2.0%, or 3,000 contracts, compared to December 31, 2003 and 4.0%, or 6,000 contracts, compared to September 30, 2003.

For the nine months ended September 30, 2004, annuity segment contract charges earned increased 17.0%, or $1.8 million, compared to a year earlier. Market appreciation in the last three months of 2003 and the first nine months of 2004 contributed to the growth in variable annuity accumulated balances at September 30, 2004 which were 11.1% higher than at September 30, 2003.

Life segment premiums and contract deposits declined 3.6%, or $2.9 million, compared to the first nine months of 2003. The ordinary life insurance in force lapse ratio improved to 7.4% for the twelve months ended September 30, 2004 compared to 8.1% for the same period a year earlier.

Net Investment Income

Pretax investment income of $143.5 million for the nine months ended September 30, 2004 increased 3.6%, or $5.0 million, (4.5%, or $4.2 million, after tax) compared to the prior year. Prepayments on a structured mortgage-backed security and tender offer consent fees represented approximately $4 million of the variance, with a decline in the portfolio yield nearly offsetting growth in the size of the investment portfolio. Average investments (excluding securities lending collateral) increased 9.2% over the past 12 months. The average pretax yield on the investment portfolio was 5.7% (3.9% after tax) for the first nine months of 2004 compared to a pretax yield of 6.0% (4.1% after tax) for the same period in 2003.

Net Realized Investment Gains and Losses

Net realized investment gains were $9.3 million for the first nine months of 2004 compared to net realized investment gains of $4.7 million in the prior year. There were no investment impairment charges in the current period. For the first nine months of 2003, the Company recorded fixed income security impairment charges totaling $9.3 million, $3.0 million related to one of the Company’s collateralized debt obligation (“CDO”) securities, $3.1 million related to one manufactured housing asset-backed security and the remaining $3.2 million primarily related to two airline industry issuers. Net realized investment gains and losses for both periods also reflected gains realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of September 30, 2004 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain
Corporate bonds
Banking and Finance	39	$365.0	$340.1	$24.9
Energy	37	184.0	167.8	16.2
Utilities	24	182.3	174.0	8.3
Food and Beverage	27	135.1	129.1	6.0
Telecommunications	17	122.2	114.7	7.5
Insurance	12	100.3	95.5	4.8
Transportation	10	84.4	83.3	1.1
Industry, Manufacturing	28	77.1	72.5	4.6
Automobiles	11	72.9	69.2	3.7
Health Care	22	63.4	61.4	2.0
All Other Corporates (1)	161	484.0	455.5	28.5

Total corporate bonds	388	1,870.7	1,763.1	107.6

Mortgage-backed securities
Government	445	714.9	706.7	8.2
Other	18	33.2	31.6	1.6
Municipal bonds	159	538.3	526.6	11.7
Government bonds
U.S.	6	216.6	213.2	3.4
Foreign	9	35.9	32.6	3.3
Collateralized debt obligations (2)	5	22.7	22.6	0.1
Asset-backed securities	11	56.8	56.4	0.4

Total fixed maturity securities	1,041	$3,489.1	$3,352.8	$136.3

(1)	The All Other Corporates category contains 19 additional industry classifications. Real estate, broadcasting and media, retail, paper, defense and consumer products represented $277.5 million of fair value at September 30, 2004, with the remaining 13 classifications each representing less than $29 million of the fair value at September 30, 2004.

(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at September 30, 2004.

At September 30, 2004, the Company’s diversified fixed maturity portfolio consisted of 1,223 investment positions, issued by 1,041 entities, and totaled approximately $3.5 billion in fair value. The portfolio was 94.4% investment grade, based on fair value, with an average quality rating of AA-. At September 30, 2004, the portfolio had approximately $10 million pretax of total gross unrealized losses related to 161 positions. At December 31, 2003, the total pretax gross unrealized losses were approximately $11 million related to 113 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at September 30, 2004, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of September 30, 2004

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	54	$404.1	$406.2	$(2.1)
7 through 12 months	21	84.0	85.9	(1.9)
13 through 24 months	27	131.3	136.0	(4.7)
25 through 36 months	1	2.9	3.0	(0.1)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	103	$622.3	$631.1	$(8.8)

Non-investment grade
6 Months or less	41	$18.0	$18.5	$(0.5)
7 through 12 months	11	4.9	5.1	(0.2)
13 through 24 months	—	—	—	—
25 through 36 months	—	—	—	—
37 through 48 months	1	5.9	6.0	(0.1)
Greater than 48 months	1	1.6	1.9	(0.3)

Total	54	$30.4	$31.5	$(1.1)

Not rated
Total, all 25 through 36 months	4	$2.5	$2.5	*

Grand total	161	$655.2	$665.1	$(9.9)

*	Less than $(0.1) million

Of the securities with unrealized losses, no issuers had pretax unrealized losses greater than $1.0 million and no securities were trading below 80% of book value at September 30, 2004. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2004 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at September 30, 2004. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company’s investment guidelines generally limit single corporate issuer concentrations to 4.0% (after tax) of shareholders’ equity for “AA” or “AAA” rated securities, 2.5% (after tax) of shareholders’ equity for “A” rated securities, 2.0% (after tax) of shareholders’ equity for “BBB” rated securities, and 1.0% (after tax) of shareholders’ equity for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Property and casualty
Before catastrophe losses and reestimates of prior years’ reserves	$284.9	$289.5	-1.6%	$(4.6)
Catastrophe losses	59.2	19.2		40.0
Net increases in estimated reserves for claims occurring in prior years	—	44.3		(44.3)

Total property and casualty	344.1	353.0	-2.5%	(8.9)
Annuity	1.4	0.7	100.0%	0.7
Life	32.4	34.9	-7.2%	(2.5)

Total	$377.9	$388.6	-2.8%	$(10.7)

Property and Casualty Claims and Claim Expenses

	Nine Months Ended September 30,
	2004	2003
Incurred claims and claim expenses:
Claims occurring in the current year	$344.1	$308.7
Increase in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	—	43.8
Business assumed from state reinsurance facilities	—	0.5

Total increase	—	44.3

Total claims and claim expenses incurred	$344.1	$353.0

Net reserves, end of period	$398.9	$308.0
Plus reinsurance recoverables (2)	75.5	21.2

Gross reserves, end of period	$474.4	$329.2

Property and casualty GAAP loss ratio:
Before catastrophe losses	67.6%	84.3%
After catastrophe losses	82.4%	89.2%
Property and casualty loss ratio excluding net increases in estimated reserves for claims occurring in prior years (3):
Before catastrophe losses	67.6%	73.1%
After catastrophe losses	82.4%	78.0%

(1)	Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(2)	The balance at September 30, 2004 includes approximately $61.2 million attributable to Hurricanes Charley, Frances and Ivan which occurred during the three months ended September 30, 2004. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of a contingent liability. The Company experienced no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2003 or in the nine months ended September 30, 2004. Past due reinsurance recoverables as of September 30, 2004 were not material.

(3)	As a supplement to reported results, this information is meaningful to assess the reported periods’ underlying property and casualty results.

The Company’s catastrophe losses were an unprecedented $55.5 million for the three months ended September 30, 2004 primarily reflecting losses from Hurricanes Charley, Frances, Ivan and Jeanne excluding the $4.0 million charge for additional premiums to reinstate catastrophe reinsurance coverage, as disclosed above. Further discussion of the Company’s property and casualty catastrophe reinsurance program is included in “Liquidity and Financial Resources — Capital Resources — Property and Casualty Reinsurance”. The current period increase in catastrophe costs generated an increase in the property and casualty loss ratio of 9.9 percentage points compared to the first nine months of 2003.

For the nine months ended September 30, 2004, the voluntary automobile loss ratio of 72.5% decreased by 16.5 percentage points compared to a year earlier, primarily reflecting adverse development and strengthening of prior years’ reserves recorded in 2003, as described below, which represented 14.9 percentage points of the prior year loss ratio. The Company’s benefits, claims and settlement expenses also reflected an 18.8 percentage point improvement in the homeowners non-catastrophe loss ratio as a result of the Company’s claims initiatives, which have focused on loss and expense control, as well as the favorable impact of rate increases on earned premiums.

Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $43.8 million for the first nine months of 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years, compared to no adverse reserve development in the current period. The Company’s property and casualty reserves were $398.9 million and $320.9 million at September 30, 2004 and December 31, 2003, respectively, net of anticipated reinsurance recoverables. A significant portion of the increase in reserves at September 30, 2004 was due to the unprecedented level of catastrophe losses experienced in the third quarter.

The property loss ratio of 107.8% for the first nine months of 2004 increased 20.2 percentage points compared to a year earlier including the effect of catastrophe losses and reinsurance reinstatement premiums. Excluding catastrophes, the property loss ratio decreased 18.8 percentage points compared to a year earlier reflecting an increase in average premium per policy, benefits of the Company’s claims initiatives and an improvement in non-catastrophe loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management and an aggressive reunderwriting program.

Effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts”. The new rules changed the accounting for separate accounts and sales inducements and changed the liability model by expanding the definition of “account balance” and addressing annuitization guarantees and guaranteed minimum death benefits (“GMDB”) reserves. The adoption of this SOP reduced the Company’s GAAP GMDB reserve from $0.1 million at December 31, 2003 to zero at January 1, 2004. Reflecting subsequent fluctuations in the financial markets, the GAAP GMDB reserve was $0.1 million at September 30, 2004.

Interest Credited to Policyholders

	Nine Months Ended September 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Annuity	$56.0	$53.2	5.3%	$2.8
Life	24.6	23.6	4.2%	1.0

Total	$80.6	$76.8	4.9%	$3.8

Compared to the prior year, the current period increase in annuity segment interest credited reflected a 10.2% increase in average accumulated fixed deposits, partially offset by a 20 basis point decline in the average annual interest rate credited to 4.4%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

Operating Expenses

For the first nine months of 2004, operating expenses decreased 0.8%, or $0.8 million, compared to the prior year. The property and casualty GAAP expense ratio of 22.3% for the nine months ended September 30, 2004 decreased 1.1 percentage points compared to the prior year, primarily reflecting the growth in premium for the property and casualty segment. Current period operating expenses for the life segment included an adjustment for agent commissions. While the Company’s projected net income for 2004 was significantly impacted by catastrophe losses in the third quarter, operating expenses continue to include a provision for incentive compensation reflective of improvements in the underlying non-catastrophe results. The targeted full year provision for annual and long-term incentive compensation was reduced at September 30, 2004 compared to June 30, 2004.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the nine months ended September 30, 2004, the combined amortization of policy acquisition expenses and intangible assets was $55.6 million compared to $55.1 million recorded in the prior year. Amortization of intangible assets was $3.8 million for the nine months ended September 30, 2004, a decrease of $1.0 million compared to the same period a year earlier. The September 30, 2003 valuation of Annuity VIF resulted in no change in amortization, while a similar valuation at September 30, 2004 increased amortization by $0.8 million.

Amortized policy acquisition expenses were $51.8 million for the first nine months of 2004 compared to $50.3 million for the same period in the prior year. The September 30, 2004 valuation of annuity deferred policy acquisition costs resulted in a $0.4 million increase in amortization compared to a $1.0 million decrease in amortization resulting from a similar valuation at September 30, 2003. For the life segment, the September 30, 2004 valuation of deferred policy acquisition costs resulted in a $0.4 million increase in amortization compared to no impact from the prior year’s valuation.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 24.3% for the nine months ended September 30, 2004. For the same period in 2003, the effective income tax rate on the Company’s pretax loss, including realized investment gains and losses, was a tax of 46.4%.

Income from investments in tax-advantaged securities reduced the effective income tax rate 14.0 and 150.0 percentage points for the nine months ended September 30, 2004 and 2003, respectively. While the amount of income from tax-advantaged securities in the current period increased compared to a year earlier, the reduced level of income before income taxes in 2003 resulted in this having a more significant impact on the 2003 effective income tax rate.

Reflecting the property and casualty segment net losses recorded in the third quarter, the Company revised its 2004 estimated annual effective income tax rate on income before realized investment gains and losses to approximately 21% compared to the prior estimate of approximately 28%.

Net Income (Loss)

Net income (loss) by segment and net income (loss) per share were as follows:

	Nine Months Ended September 30,		Growth Over Prior Year
	2004	2003	Percent	Amount
Net income (loss)
Property and casualty
Before catastrophe costs	$48.1	$(7.6)		$55.7
Catastrophe costs, after tax	(41.1)	(12.4)		(28.7)

Total including catastrophe costs	7.0	(20.0)		27.0
Annuity	9.1	8.7	4.6%	0.4
Life	11.1	9.6	15.6%	1.5
Corporate and other (1)	0.8	(2.4)		3.2

Total	$28.0	$(4.1)		$32.1

Net income (loss) per share, diluted	$0.65	$(0.10)		$0.75

Property and casualty GAAP combined ratio:
Before catastrophe costs	89.6%	107.7%		-18.1%
After catastrophe costs	104.7%	112.6%		-7.9%

Property and casualty combined ratio excluding net increases in estimated reserves for claims occurring in prior years (2):
Before catastrophe costs	89.6%	96.5%		-6.9%
After catastrophe costs	104.7%	101.4%		3.3%

(1)	The Corporate and Other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

(2)	As a supplement to reported results, this information is meaningful to assess the reported periods’ underlying property and casualty results.

For the first nine months of 2004, net income for the property and casualty segment improved compared to the prior year, driven by aggressive pricing and underwriting actions taken over the last several quarters, favorable non-catastrophe frequency trends for automobile and property claims, the impact of the Company’s claims initiatives focused on loss and expense control, an improving expense ratio, and no adverse development of prior years’ reserves. In 2004, these improvements were partially offset by the unprecedented level of catastrophe costs.

Current period annuity segment net income increased compared to a year earlier. This increase primarily reflected growth in contract fees, which was a result of growth in the underlying accumulated variable amounts on deposit, more than offsetting the negative impact of valuations of deferred policy acquisition costs and Annuity VIF and the increase in GMDB reserves.

Life segment net income increased compared to the first nine months of 2003, due primarily to growth in income from partner company product sales, favorable mortality experience and improved group insurance earnings.

The change in net income for the Corporate and Other segment compared to the first nine months of 2003 primarily reflected a larger amount of realized investment gains in the current period compared to the prior year which included impairment charges.

Return on shareholders’ equity based on net income was 10% and 2% for the 12 months ended September 30, 2004 and 2003, respectively.

Based on results for the first nine months of the year, at the time of this Report on Form 10-Q management anticipates that 2004 full year net income before realized investment gains and losses will be within a range of $0.85 to $1.00 per share. This projection reflects management’s anticipation of improvement compared to 2003 in the underlying (current accident year) property and casualty combined ratio excluding catastrophe costs and incorporates the higher level of catastrophe losses experienced in 2004. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At September 30, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 24% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2004, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s second largest shareholder with 7% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2004, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2004, net cash provided by operating activities increased compared to the same period in 2003 primarily reflecting increased insurance underwriting cash flow and a smaller amount of federal income tax payments in the current period.

Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2004 without prior approval are approximately $43 million, of which $11 million was paid during the nine months ended September 30, 2004. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

For the nine months ended September 30, 2004, receipts from annuity contracts increased 17.0%. Annuity contract benefits and withdrawals increased 1.7% compared to the prior year. Cash value retentions for variable and fixed annuity options were 93.2% and 95.5%, respectively, for the 12 month period ended September 30, 2004. Net transfers to variable annuity accumulated cash values increased $8.3 million compared to the prior year.

Contractual Obligations

	Payments Due By Period As of December 31, 2003
	Total	Less Than 1 Year (2004)	1 –3 Years (2005 and 2006)	3 –5 Years (2007 and 2008)	More Than 5 Years (2009 and beyond)
Short-term Obligations (1):
Bank Credit Facility (expires May 31, 2005)	$25.8	$0.6	$25.2	—	—
Long-Term Debt Obligations (1):
Convertible Notes Due 2032	256.7	3.5	7.0	$1.7	$244.5
Senior Notes Due January 15, 2006	33.3	1.9	31.4	—	—

Total	$315.8	$6.0	$63.6	$1.7	$244.5

(1)	Includes principal and interest.

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

The total capital of the Company was $715.6 million at September 30, 2004, including $144.7 million of long-term debt and $25.0 million of short-term debt outstanding. Total debt represented 26.8% of capital excluding unrealized investment gains and losses (23.7% including unrealized investment gains and losses) at September 30, 2004, slightly above the Company’s long-term target of 25%.

Shareholders’ equity was $545.9 million at September 30, 2004, including a net unrealized gain in the Company’s investment portfolio of $82.5 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $752.3 million and $17.58, respectively, at September 30, 2004. Book value per share was $12.76 at September 30, 2004 ($10.83 excluding investment fair value adjustments).

As of September 30, 2004, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period. Information regarding the conversion and redemption terms of the Senior Convertible Notes is contained in the Notes to Financial Statements, “Note 4 — Debt”.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), Fitch Ratings, Ltd. (“Fitch”) (BBB+), and A.M. Best Company, Inc. (“A.M. Best”)      (bbb-). Also see “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of September 30, 2004, the Company had outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes (“Senior Notes”) issued at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time, at the Company’s option. The Senior Notes have an investment grade rating from S&P (BBB), Moody’s (Baa3), Fitch (BBB+) and A.M. Best (bbb-). The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

As of September 30, 2004, the Company had outstanding $25.0 million under its Bank Credit Agreement at an interest rate of eurodollar base rate plus 1.0%, or 2.6%. The Bank Credit Agreement, as amended on June 1, 2004, provides for unsecured borrowings of up to $35.0 million (the “Bank Credit Facility”). The Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to Fed Funds, prime rate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.25% on an annual basis at June 30, 2004.

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

The Company’s ratio of earnings to fixed charges for the nine months ended September 30, 2004 was 8.3x, which reflected $63.2 million of catastrophe costs, compared to 0.4x for the same period in 2003, which reflected $44.3 million of adverse development of prior years’ property and casualty reserves recognized during the period.

Total shareholder dividends were $13.5 million for the nine months ended September 30, 2004. In March, June and September 2004, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the interest-sensitive life reinsurance program for the Company’s life segment is located in the Company’s 2003 Annual Report on Form 10-K in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Capital Resources”.

Property and Casualty Reinsurance

The Company maintains an excess and catastrophe treaty reinsurance program. The Company reinsured 95% of catastrophe losses above a retention of $8.5 million per occurrence up to $80.0 million per occurrence through December 31, 2003. Effective January 1, 2004, the retention on this coverage increased to $10.0 million. The catastrophe treaty coverage consists of four layers, each of which provides for one mandatory reinstatement. The four layers are $5.0 million excess of $10.0 million, $10.0 million excess of $15.0 million, $15.0 million excess of $25.0 million and $40.0 million excess of $40.0 million. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above an estimated retention of $15.6 million up to $73.2 million with the Florida Hurricane Catastrophe Fund (“FHCF”), based on the FHCF’s financial resources. These catastrophe reinsurance programs are augmented by a $75.0 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company’s convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit.

During the third quarter of 2004, the Company experienced significant losses from three hurricanes, Charley, Frances and Ivan, which are expected to result in substantial catastrophe treaty reinsurance recoveries. As a result of anticipated reinsurance claims from the first three hurricanes, the first two layers of the catastrophe treaty were exhausted. Effective October 1, 2004, the Company purchased a separate reinsurance treaty covering the last three months of 2004 which provides 75% coverage of catastrophe losses in the amount of $10.0 million excess of $5.0 million retention.

The Company’s catastrophe treaty reinsurance program available for the fourth quarter of 2004 provides coverage for various percentages of catastrophe losses above $5.0 million retention up to $80.0 million per occurrence. The coverage is placed in four layers. The four layers are $10.0 million excess of $5.0 million, placed at 75%; $15.0 million excess of $25.0 million, placed at 95%; and $40.0 million excess of $40.0 million, placed at 95%. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $15.6 million up to the remaining limit of $25.7 million for the current policy term (through May 31, 2005) with the FHCF.

Additional information regarding the equity put and reinsurance agreement as well as reinsurance coverage for liability and property coverages is located in the Company’s 2003 Annual Report on Form 10-K in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), Fitch Ratings, Ltd. (“Fitch”) and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of November 1, 2004, which were unchanged from the disclosure in the Company’s 2003 Annual Report on Form 10-K, were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same, except where indicated):

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of November 1, 2004
S&P (1)	A	(negative)	BBB	(negative)
Moody’s (1)	P&C: A3	(negative)	Baa3	(negative)
	Life: A3	(stable)
Fitch	A+	(negative)	BBB+	(negative)
A.M. Best	A-	(stable)	bbb-	(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

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

Recent Accounting Changes

FASB Staff Position Regarding EITF Issue No. 03-1

In September 2004, the Financial Accounting Standards Board issued a FASB Staff Position (“FSP”) to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of the Emerging Issues Task Force (“EITF”) Consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The delay resulting from FSP No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments’ ”, will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. This FSP did not have a material impact on the Company’s operating results or financial position.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q.

Item 4:	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

In compliance with Section 202 of the Sarbanes-Oxley Act of 2002, the Audit Committee of the Board of Directors of Horace Mann Educators Corporation has preapproved the continuing provision of certain non-audit services by KPMG LLP, Horace Mann Educators Corporation’s independent auditor. Through August 31, 2004, such services related primarily to tax consultation. As of the date of this Quarterly Report on Form 10-Q, KPMG LLP is not providing the Company with any non-audit services.

Item 6:	Exhibits

Exhibit No.			Description

(a	)	The following items are filed as Exhibits.

		(11)	Statement re computation of per share earnings.

		(15)	KPMG LLP letter regarding unaudited interim financial information.

		(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

			31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

			31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

		(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

			32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

			32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

		(99.1)	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION (Registrant)

Date November 8, 2004	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date November 8, 2004	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date November 8, 2004	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2004

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

EXHIBIT INDEX

Exhibit No.	Description

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99.1)	Glossary of Selected Terms