Form 10-K
period 2004-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2005-03-31
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-10890

HORACE MANN EDUCATORS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	37-0911756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Horace Mann Plaza, Springfield, Illinois 62715-0001

(Address of principal executive offices, including Zip Code)

Registrant’s Telephone Number, Including Area Code: 217-789-2500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Act). Yes  ☒   No  ☐

The aggregate market values of the registrant’s voting Common Stock held by non-affiliates of the registrant based on the closing prices of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2004 and February 28, 2005 were $747.4 million and $804.1 million, respectively.

As of February 28, 2005, 42,864,904 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1.	Business

Forward-looking Information

It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities in the United States of America (“U.S.”). HMEC’s principal insurance subsidiaries are Horace Mann Insurance Company (“HMIC”), Teachers Insurance Company (“TIC”) and Horace Mann Life Insurance Company (“HMLIC”), each of which is an Illinois corporation; Horace Mann Property & Casualty Insurance Company (“HMPCIC”), a California domiciled company; and Horace Mann Lloyds (“HM Lloyds”), domiciled in Texas.

The Company markets its products primarily to educators and other employees of public schools and their families. The Company’s one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market.

The Company markets and services its products primarily through an exclusive sales force of full-time agents employed by the Company and trained to sell multiline products. The Company’s agents sell Horace Mann’s products and limited additional third-party vendor products authorized by the Company. Many of the Company’s agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. Compensation for agents includes an incentive element based upon the profitability of the business they write. This employee agent sales force is supplemented by an independent agent distribution channel for the Company’s annuity products.

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2004 were $998.4 million and net income was $56.3 million. The Company’s total assets were $5.4 billion at December 31, 2004. The property and casualty segment, whose primary products are private passenger automobile and homeowners insurance, accounted for 56% of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2004; the annuity and life insurance segments together accounted for 44% of insurance premiums written and contract deposits for the year ended December 31, 2004 (33% and 11%, respectively).

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 17,000 public school districts in the U.S.

The Company’s investment portfolio had an aggregate fair value of $3.7 billion at December 31, 2004. Investments consist principally of investment grade, publicly traded fixed income securities.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge through the Company’s Internet website, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The EDGAR filings of such reports are also available at the SEC’s website, www.sec.gov.

Also available on the Company’s Internet website are its corporate governance principles and code of ethics as well as the charters of the Board’s Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee.

Louis G. Lower II, CEO of HMEC, timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) on June 23, 2004 without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2003, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

History

The Company’s business was founded in Springfield, Illinois in 1945 by two school teachers to sell automobile insurance to other teachers within the State of Illinois. The Company expanded its business to other states and broadened its product line to include life insurance in 1949, 403(b) tax-qualified retirement annuities in 1961 and homeowners insurance in 1965. In November 1991, HMEC completed an initial public offering of its common stock (the “IPO”). The common stock is traded on the New York Stock Exchange under the symbol “HMN”.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the years in the five year period ended December 31, 2004 have been audited by KPMG LLP. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2004		2003		2002		2001		2000
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums written and contract deposits	$998.4		$955.5		$899.3		$875.6		$821.7
Insurance premiums and contract charges earned	674.7		643.5		625.2		615.2		598.7
Net investment income	191.4		184.7		196.0		199.3		192.4
Realized investment gains (losses)	12.2		25.5		(49.4)		(10.0)		(9.9)
Total revenues	878.3		853.7		771.8		804.5		781.2
Amortization of intangible assets (1)	6.0		5.0		5.7		5.8		8.8
Interest expense	6.8		6.3		8.5		9.3		10.2
Income before income taxes	69.7		19.2		7.7		28.3		9.7
Net income (2)	56.3		19.0		11.3		25.6		20.8
Ratio of earnings to fixed charges (3)	11.2	x	4.0	x	1.9	x	4.0	x	2.0	x
Per Share Data (4):
Net income:
Basic	$1.32		$0.44		$0.28		$0.63		$0.51
Diluted	$1.25		$0.44		$0.28		$0.63		$0.51
Shares of Common Stock - weighted average:
Basic	42.8		42.7		40.9		40.6		40.8
Diluted	47.3		42.9		41.2		40.9		41.0
Shares of Common Stock - ending outstanding	42.8		42.7		42.7		40.7		40.5
Cash dividends	$0.42		$0.42		$0.42		$0.42		$0.42
Book value per share	$13.45		$12.42		$12.39		$11.27		$10.56
Balance Sheet Data, at Year End:
Total investments	$3,657.2		$3,385.7		$3,130.6		$2,975.7		$2,912.3
Total assets	5,371.9		4,953.2		4,453.6		4,455.1		4,399.4
Total policy liabilities	3,010.6		2,787.0		2,585.2		2,445.2		2,335.5
Short-term debt	25.0		25.0		—		53.0		49.0
Long-term debt	144.7		144.7		144.7		99.8		99.7
Total shareholders’ equity	576.2		530.5		528.8		459.2		428.0
Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$562.3		$546.5		$524.9		$519.3		$493.5
Annuity	327.0		296.6		261.5		239.1		206.4
Life	109.1		112.4		112.9		117.2		121.8
Total	998.4		955.5		899.3		875.6		821.7
Net income
Property and casualty	$27.6		$(17.8)		$19.9		$5.2		$8.9
Annuity	12.6		14.4		17.0		20.6		19.3
Life	14.8		13.4		18.9		18.7		12.9
Corporate and other (2) (6)	1.3		9.0		(44.5)		(18.9)		(20.3)
Total	56.3		19.0		11.3		25.6		20.8

(1)	Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of HMPCIC. Effective January 1, 2002, the Company adopted Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets”. Under FAS No. 142, goodwill amortization ceases and the goodwill is annually tested for impairment. Goodwill amortization was $1.6 million in each of the years ended December 31, 2001 and 2000.

(2)	In 1999, the Company recorded a charge of $20.0 million for an additional federal income tax provision representing the Company’s maximum exposure for disputed prior years’ taxes (for tax years 1994 through 1997). 2000 includes a federal income tax benefit of $8.7 million from resolution of tax years 1994 through 1996. 2001 includes a benefit of $1.3 million from resolution of tax year 1997.

(3)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes and interest expense (including amortization of debt issuance cost), and “fixed charges” consist of interest expense (including amortization of debt issuance cost).

(4)	Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company’s common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units. The Company’s Senior Convertible Notes, which were issued in May 2002, are considered potentially dilutive securities and are included in the calculation of diluted earnings per share, to the extent dilutive per Emerging Issues Task Force (“EITF”) issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”.

(5)	Information regarding assets by segment at December 31, 2004, 2003 and 2002 is contained in “Notes to Consolidated Financial Statements — Note 14 — Segment Information” listed on page F-1 of this report.

(6)	The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges, provision for/resolution of prior years’ taxes and certain public company expenses.

Corporate Strategy and Marketing

The Horace Mann Value Proposition

The Horace Mann Value Proposition articulates the Company’s overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

Target Market

Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market. The Company’s target market consists of educators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 3.4 million elementary and secondary teachers in public and private schools in the U.S. The Company also markets its products to other education-related customers, including school administrators, education support personnel, private school teachers, community college personnel and customer referrals.

Exclusive Agency Force

A cornerstone of the Company’s marketing strategy is its exclusive sales force of full-time employee agents trained to sell multiline products. As of December 31, 2004, the Company employed 800 full-time agents, approximately 80% of which are licensed by the National Association of Securities Dealers, Inc. (“NASD”) to sell variable annuities. Many of the Company’s agents were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

Broadening Distribution Options

Management has begun to broaden the Company’s distribution options to complement and extend the reach of the Company’s agency force. This initiative initially focuses on more fully utilizing its approved payroll deduction slots in school systems across the country which are assigned to Horace Mann. In 2001, the Company began building a network of independent agents who will comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have agents, the independent agents will complement and extend the annuity capabilities of the Company’s agents in under-penetrated areas.

As an example of the potential for this initiative, in January 2002 the Company announced that it had been selected as one of four providers of fixed and variable annuity options to Chicago, Illinois public school employees. At the time of this Report on Form 10-K, there are seven annuity providers serving the Chicago Public Schools. The Chicago Public Schools is the third-largest school district in the U.S. Beginning in April 2002, the Company is partnering with an independent broker/dealer, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster growth in its annuity business. At December 31, 2004, there were 673 independent agents approved to market the Company’s annuity products throughout the U.S. During 2004, collected contract deposits from this distribution channel were approximately $43 million.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2004, based on direct insurance premiums and contract deposits for all product lines, the top five states and their portion of total premiums were North Carolina, 6.9%; Florida, 5.9%; Minnesota, 5.8%; Illinois, 5.6%; and California, 5.3%.

HMEC’s property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2004:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
California	$45.8	8.2%
Florida	44.4	7.9
Minnesota	42.4	7.5
North Carolina	37.9	6.7
Pennsylvania	25.1	4.5
South Carolina	24.0	4.3
Louisiana	23.9	4.3
Michigan	22.0	3.9
Texas	21.8	3.9
Maine	19.1	3.4

Total of top ten states	306.4	54.6
All other areas	254.5	45.4

Total direct premiums	$560.9	100.0%

(1)	Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2004:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
Illinois	$41.9	9.5%
Virginia	31.5	7.1
North Carolina	31.1	7.0
Texas	26.2	5.9
Pennsylvania	19.3	4.4
Tennessee	19.3	4.4
Indiana	17.9	4.0
Louisiana	17.4	3.9
South Carolina	16.4	3.7
Minnesota	15.8	3.6

Total of top ten states	236.8	53.5
All other areas	205.7	46.5

Total direct premiums	$442.5	100.0%

(1)	Defined as collected premiums before reinsurance and is determined under statutory accounting principles.

National, State and Local Education Associations

The Company has had a long relationship with the National Education Association (“NEA”), the nation’s largest confederation of state and local teachers’ associations, and many of the state and local education associations affiliated with the NEA. The NEA has approximately 2.7 million members. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management on a regular basis. The NEA and its affiliated state and local associations sponsor various insurance products and services of the Company and its competitors.

From 1984 to September 1993 and beginning again in September 1996, the NEA purchased from the Company educator excess professional liability insurance for all of its members. The NEA has entered into a contract to purchase this insurance from the Company through August 2007. Premium from this product represents less than 1% of all insurance premiums written and contract deposits of the Company.

Property and Casualty Segment

The property and casualty segment represented 56% of the Company’s total insurance premiums written and contract deposits.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2004 represented 40% of the Company’s total insurance premiums written and contract deposits and 71% of property and casualty net written premiums. As of December 31, 2004, the Company had approximately 545,000 voluntary automobile policies in force with annual premiums of approximately $397 million. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2004, homeowners insurance represented 15% of the Company’s total insurance premiums written and contract deposits and 27% of property and casualty net written premiums. The Company insures primarily residential homes. As of December 31, 2004, the Company had approximately 273,000 homeowners policies in force with annual premiums of approximately $148 million. As expected, the number of homeowners policies in force decreased in 2004, reflecting initiatives to improve profitability in this product line.

Educator excess professional liability insurance represented less than 1% of the Company’s 2004 property and casualty premiums. See –“Corporate Strategy and Marketing — National, State and Local Education Associations”.

The Company has programs in a majority of states to provide higher-risk automobile and homeowners coverages, with third-party vendors underwriting and bearing the risk of such insurance and the Company receiving commissions on the sales.

Selected Historical Financial Information For Property and Casualty Segment

The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Statement of Operations Data:
Insurance premiums written (1) (2) (3)	$562.3	$546.5	$524.9
Insurance premiums earned (1) (3)	561.3	533.8	519.6
Net investment income	33.8	31.9	35.2
Income (loss) before income taxes	29.5	(35.2)	23.8
Net income (loss)	27.6	(17.8)	19.9
Catastrophe costs, pretax (4)	75.5	33.2	11.9
Operating Statistics:
Loss and loss adjustment expense ratio	78.3%	88.6%	78.9%
Expense ratio	22.2%	23.7%	23.0%
Combined loss and expense ratio (including policyholder dividends)	100.5%	112.3%	101.9%
Combined loss and expense ratio before catastrophe costs (including policyholder dividends) (4)	87.1%	106.1%	99.6%
Automobile and Homeowners (Voluntary):
Insurance premiums written (1) (2) (3)	$552.5	$549.2	$513.2
Insurance premiums earned (1) (3)	552.0	534.8	504.3
Policies in force (in thousands) (3)	818	850	857

(1)	As a result of catastrophes in the third quarter of 2004, the Company incurred $5.0 million of additional ceded written and earned premiums in 2004 to reinstate its property and casualty catastrophe reinsurance coverage.

(2)	Reflecting resolution of the challenge to automobile rates in North Carolina, in 2004 the Company returned to policyholders $4.0 million of previously escrowed premiums, resulting in a reduction to written premiums.

(3)	Effective December 31, 2001, Horace Mann ceased writing automobile insurance policies in Massachusetts. Policies in force on that date expired during the 12 months ended December 31, 2002. For the year ended December 31, 2002, the following amounts were included in the Company’s results and were reduced to zero in 2003: $1.2 million insurance premiums written; $9.9 million voluntary automobile premiums earned; $15.6 million insurance premiums earned.

(4)	These measures are used by the Company’s management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statement of Operations and require inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company’s management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company’s periodic results of operations.

•	Catastrophe costs—The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.

•	Catastrophe losses—In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Insurance Services Office, Inc. (“ISO”) and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance, and therefore their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company’s management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2004 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2004	$75.5	$27,300.0
2003	33.2	12,800.0
2002	11.9	5,900.0
2001	11.2	28,100.0
2000	16.2	4,600.0
1999	19.6	8,300.0
1998	28.4	10,000.0
1997	6.2	2,600.0
1996	20.9	7,300.0
1995	13.9	8,300.0

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.
2002 -	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
2001 -	$3.7 million, June Midwest wind/hail/tornadoes; $2.3 million, April tornadoes; $2.2 million, Tropical Storm Allison.
2000 -	$5.0 million, May tornadoes; $2.7 million, December winter storms.
1999 -	$5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
1998 -	$7.9 million, May Minnesota hailstorm; $2.9 million, May Upper Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
1997 -	$1.4 million, July wind/hail/tornadoes; $1.1 million, Denver, Colorado hailstorm.
1996 -	$8.2 million, Hurricane Fran.
1995 -	$2.9 million, Texas wind/hail/tornadoes; $2.2 million, Hurricane Opal.

(2)	Source: Insurance Services Office, Inc. news release dated February 9, 2005. These amounts are net of reinsurance, before federal income tax benefits, and exclude all loss adjustment expenses.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses (1)

(Dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Claims and claim expense incurred (2)	$439.3	$472.9	$411.7
Amount attributable to catastrophes	70.5	33.2	11.9

Excluding catastrophes (2)	$368.8	$439.7	$399.8

Claims and claim expense payments (3)	$397.8	$424.6	$411.1
Amount attributable to catastrophes (3)	42.8	21.4	10.6

Excluding catastrophes (3)	$355.0	$403.2	$400.5

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

(2)	Includes the impact of adverse development of prior years’ reserves as quantified in “Property and Casualty Reserves”.

(3)	For purposes of this analysis, “payments” represent checks that have been presented to the Company’s bank and paid. Checks issued and outstanding are excluded.

Property and Casualty Reserves

At December 31, 2004, all of the Company’s reserves for unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves, displayed individually for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations listed in the Index to Financial Information on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances are reflected in the Consolidated Balance Sheets also listed on page F-1 of this report.

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2004	2003	2002
Gross reserves, beginning of year	$304.3	$275.7	$275.7
Less reinsurance recoverables	20.6	44.7	34.1

Net reserves, beginning of year (1)	283.7	231.0	241.6

Incurred claims and claim expenses:
Claims occurring in the current year	435.5	416.5	387.7
Increase (decrease) in estimated reserves for claims occurring in prior years (2):
Policies written by the Company (3)	3.8	58.3	22.3
Business assumed from state reinsurance facilities	—	(1.9)	1.7

Total increase	3.8	56.4	24.0

Total claims and claim expenses incurred (3) (4)	439.3	472.9	411.7

Claims and claim expense payments for claims occurring during:
Current year	268.5	259.8	269.0
Prior years	145.2	160.4	153.3

Total claims and claim expense payments	413.7	420.2	422.3

Net reserves, end of year (1)	309.3	283.7	231.0
Plus reinsurance recoverables	25.7	20.6	44.7

Reported gross reserves, end of year (5)	$335.0	$304.3	$275.7

(1)	Reserves net of anticipated reinsurance recoverables.

(2)	Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve strengthening recorded by the Company in 2004, 2003 and 2002 see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed in the Index to Financial Information on page F-1 of this report.

(3)	For the year ended December 31, 2002, these amounts included a $1.6 million statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company’s Consolidated Statements of Operations listed in the Index to Financial Information on page F-1 of this report.

(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed in the Index to Financial Information on page F-1 of this report, also include life, annuity, group accident and health and corporate amounts of $45.1 million, $46.1 million and $40.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, in addition to the property and casualty amounts.

(5)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed in the Index to Financial Information on page F-1 of this report, also include life, annuity, and group accident and health reserves of $7.4 million, $9.0 million and $9.3 million at December 31, 2004, 2003 and 2002, respectively, in addition to property and casualty reserves.

The claim reserve development table below illustrates the change over time of the Net Reserves (defined in footnote 1 to the following table) established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts of claims for which settlements have been made in cash as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company’s learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2003 to be $150 thousand was first reserved in 1994 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1994 - 2002 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Gross reserves for property and casualty claims and claim expenses	$369.8	$349.1	$318.7	$289.1	$275.6	$271.2	$272.1	$275.7	$275.7	$304.3	$335.0
Plus checks issued and outstanding	19.3	20.6	21.7	21.5	23.3	28.6	26.8	30.4	41.6	37.2	53.1

Adjusted gross reserves for property and casualty claims and claim expenses	389.1	369.7	340.4	310.6	298.9	299.8	298.9	306.1	317.3	341.5	388.1
Deduct: Reinsurance recoverables	19.5	23.8	34.1	41.3	55.9	64.4	49.1	34.1	44.7	20.6	25.7

Net Reserves for property and casualty claims and claim expenses (1)	369.6	345.9	306.3	269.3	243.0	235.4	249.8	272.0	272.6	320.9	362.4
Paid cumulative as of (2):
One year later	140.8	139.3	148.6	142.0	142.5	155.6	155.2	166.8	184.7	166.8
Two years later	194.5	195.3	202.1	191.4	203.2	212.7	220.1	245.7	253.8
Three years later	224.2	223.0	225.1	223.0	233.0	248.0	262.2	281.3
Four years later	237.9	233.8	240.2	236.7	251.2	269.8	277.2
Five years later	243.1	241.4	245.0	246.5	262.5	277.0
Six years later	247.1	242.8	250.5	252.9	265.3
Seven years later	247.5	246.8	254.6	254.1
Eight years later	250.4	249.2	254.9
Nine years later	252.0	249.3
Ten years later	252.0
Net Reserves reestimated as of (1):
End of year	369.6	345.9	306.3	269.3	243.0	235.4	249.8	272.0	272.6	320.9	362.4
One year later	314.0	283.4	261.2	244.4	238.4	258.1	266.3	296.0	329.0	324.7
Two years later	269.2	249.6	250.2	239.3	261.2	276.9	287.3	325.1	338.7
Three years later	251.4	245.8	247.8	254.9	268.7	284.6	303.8	331.7
Four years later	248.9	243.8	257.1	257.0	271.3	295.5	307.0
Five years later	247.4	250.9	256.4	258.7	278.0	297.9
Six years later	252.9	250.1	258.8	262.7	281.1
Seven years later	252.6	252.2	261.2	266.6
Eight years later	255.0	254.3	265.9
Nine years later	256.7	258.7
Ten years later	261.0
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (3)	$108.6	$87.2	$40.4	$2.7	$(38.1)	$(62.5)	$(57.2)	$(59.7)	$(66.1)	$(3.8)
Percent	29.4%	25.2%	13.2%	1.0%	-15.7%	-26.6%	-22.9%	-21.9%	-24.2%	-1.2%
Adjusted gross reestimated liability - latest	$293.8	$286.4	$298.4	$298.3	$319.5	$335.8	$345.7	$372.7	$387.3	$354.2
Reestimated reinsurance recoverables - latest	32.8	27.7	32.5	31.7	38.4	37.9	38.7	41.0	48.6	29.5

Net Reserve reestimated - latest (1)	$261.0	$258.7	$265.9	$266.6	$281.1	$297.9	$307.0	$331.7	$338.7	$324.7
Adjusted gross cumulative excess (deficiency) (3)	$95.3	$83.3	$42.0	$12.3	$(20.6)	$(36.0)	$(46.8)	$(66.6)	$(70.0)	$(12.7)

(1)	Reserves net of anticipated reinsurance recoverables and before reduction for checks issued and outstanding (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.

(2)	For purposes of this analysis, “payments” represent checks that have been presented to the Company’s bank and paid. Checks issued and outstanding are excluded.

(3)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed in the Index to Financial Information on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2004 were insignificant.

The Company maintains an excess and catastrophe treaty reinsurance program. Effective January 1, 2004, the Company reinsured 95% of catastrophe losses above a retention of $10.0 million per occurrence up to $80.0 million per occurrence. The catastrophe treaty coverage consisted of four layers, each of which provided for one mandatory reinstatement. The four layers were $5.0 million excess of $10.0 million, $10.0 million excess of $15.0 million, $15.0 million excess of $25.0 million and $40.0 million excess of $40.0 million. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above an estimated retention of $15.6 million up to $73.3 million with the Florida Hurricane Catastrophe Fund (“FHCF”), based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1. These catastrophe reinsurance programs are augmented by a $75.0 million equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company’s convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit.

During 2004, the Company experienced significant losses from four hurricanes, the first three of which — Charley, Frances and Ivan — resulted in substantial catastrophe treaty reinsurance recoveries. As a result of reinsurance claims from these three hurricanes, the first two layers of the catastrophe treaty and the FHCF coverage were exhausted. Effective October 1, 2004, the Company purchased a separate reinsurance treaty covering the last three months of 2004 which provided 75% coverage of catastrophe losses in the amount of $10.0 million excess of $5.0 million retention.

Effective January 1, 2005, the Company’s excess and catastrophe treaty reinsurance program has been renewed, providing 95% coverage of catastrophe losses above a retention of $10.0 million per occurrence up to $80.0 million per occurrence. While the Company’s limits with the FHCF as described above were exhausted as of December 31, 2004, a new annual contract year will begin June 1, 2005.

Effective May 7, 2002, the Company entered into an equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated “A+ (Superior)” by A.M. Best. Under the 36-month agreement, which is renewable annually at the option of the Company, the equity put coverage of $75 million provides a source of capital for up to $115 million of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company’s property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, were 145 basis points for the May 7, 2002 through May 7, 2004 period increasing to 150 basis points for the May 7, 2004 through May 7, 2005 period. The agreement contains certain conditions to Horace Mann’s exercise of the equity put option including: (1) the Company’s shareholders’ equity, adjusted to exclude goodwill, can not be less than $215 million after recording the first triggering event; (2) the Company’s debt as a percentage of total capital can not be more than 47.5% prior to recording the triggering event; and (3) the Company’s S&P financial strength rating can not be below “BBB” prior to a triggering event. The Company’s S&P financial strength rating was “A” at December 31, 2004.

For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. For property coverages, the Company reinsures each loss above a retention of $500,000 up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above.

The following table identifies the Company’s most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company’s aggregate reinsured catastrophe coverage and their rating by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2005. No other single reinsurer’s percentage participation in 2005 or 2004 exceeds 5%.

Property Catastrophe Reinsurance Participants In Excess of 5%

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2005	2004
A+	A+	IPCRe, Ltd.	IPC Holdings, Ltd.	17%	17%
A	AA-	Mapfre Reinsurance Corporation	Sistema MAPFRE	12%	12%
A	A-	Montpelier Reinsurance Ltd.	Montpelier Re Holdings, Ltd.	9%	9%
A	A	Liberty Syndicate Management Limited	Liberty Mutual Group	8%	0%
A-	NR	Rosemont Reinsurance Limited	GoshawK Insurance Holdings plc	8%	0%
A-	AA-	AXA Re	AXA Group	7%	7%
A+	AA	Transatlantic Reinsurance Company	American International Group, Inc.	7%	7%
A	A	Axis Specialty Limited	Axis Capital Holdings Limited	6%	6%
A+	NR	Allied World Assurance Company, Ltd.	Allied World Assurance Holdings, Ltd.	6%	5%
A	A	Lloyd’s of London Syndicates		0%	12%

NR	Not rated.

For 2005, property catastrophe reinsurers representing 100% of the Company’s aggregate reinsured catastrophe coverage were rated either “A- (Excellent)” or above by A.M. Best or “A” or above by S&P.

Annuity Segment

Educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 17,000 public school districts in the U.S. Approximately 60% of the Company’s new annuity contract deposits in 2004 were for 403(b) tax-qualified annuities; approximately 75% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2004, annuities represented 33% of the Company’s total insurance premiums written and contract deposits.

The Company markets tax-qualified annuities primarily under a contract which allows the contractholder to allocate funds to both fixed and variable alternatives. The features of the Company’s annuity contract contribute to business retention. Under the fixed account option, both the principal and a rate of return are guaranteed. Contractholders can change at any time their allocation of deposits between the guaranteed interest rate fixed account and available variable investment options.

The Company’s 49 variable account options include funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JP Morgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Ranier, Davis, Credit Suisse, BlackRock, Goldman Sachs, Dreyfus, Templeton, Ariel, Royce, Lord Abbett and Delaware, offering the Company’s customers multiple investment options, regardless of their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2004 was $3.1 billion.

In 2003, to assist agents in delivering the Value Proposition, the Company entered into a third-party vendor agreement with American Funds Distributors, Inc. (“AFD”) to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can also offer a 529 college savings program and Coverdell Education Savings Accounts through this marketing alliance. AFD underwrites these contracts and the Company receives commissions on the sales.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2004	2003	2002
Statement of Operations Data:
Contract deposits:
Variable	$132.0	$115.3	$120.3
Fixed	195.0	181.3	141.2
Total	327.0	296.6	261.5
Contract charges earned	16.7	14.6	14.2
Net investment income	109.4	104.4	107.7
Net interest margin (without realized gains)	33.7	33.1	39.3
Net margin (includes fees and contract charges earned)	52.5	49.6	55.5
Income before income taxes	16.3	19.8	23.2
Net income	12.6	14.4	17.0

Operating Statistics:
Fixed:
Accumulated value	$1,826.2	$1,650.6	$1,506.0
Accumulated value persistency	95.5%	95.1%	94.0%
Variable:
Accumulated value	$1,254.8	$1,119.2	$854.5
Accumulated value persistency	92.9%	92.8%	92.1%
Number of contracts in force	158,703	152,515	147,084
Average accumulated cash value (in dollars)	$19,414	$18,161	$16,048
Average annual deposit by contractholders (in dollars)	$2,391	$2,303	$2,317
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	6,918	7,019	7,180
Amount	$200.5	$171.3	$176.0
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$579.8	$528.6	$502.1
5% and greater but less than 10%	1,106.4	968.3	846.6
10% and greater	35.2	54.3	59.6
Supplementary contracts with life contingencies not subject to discretionary withdrawal	104.8	99.4	97.7
Total	$1,826.2	$1,650.6	$1,506.0

Life Segment

The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. The Company’s traditional term, whole life and group life business in force consists of approximately 170,000 policies, representing approximately $7.7 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $42.5 million as of December 31, 2004. The Company also underwrites “Experience Life”, a flexible, adjustable-premium life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 2004 the Company had in force approximately 82,000 Experience Life policies representing approximately $5.5 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $64.5 million.

In 2004, the life segment represented 11% of the Company’s total insurance premiums written and contract deposits, including approximately 1 percentage point attributable to the Company’s group life and group disability income business.

During 2004, the average face amount of ordinary life insurance policies issued by the Company was $147,607 and the average face amount of all ordinary life insurance policies in force at December 31, 2004 was $63,229.

The maximum individual life insurance risk retained by the Company is $200,000 on any individual life and $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are all rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1 million up to $15 million per occurrence. This program covers acts of terrorism but excludes nuclear, biological and chemical explosions as well as other acts of war.

In 2000, the Company instituted a program to offer long-term care and variable universal life policies with two third-party vendors underwriting such insurance. In 2003, the Company expanded its third-party vendor offerings with the addition of fixed interest rate universal life insurance underwritten by Jefferson Pilot Financial. Under these programs, the third-party vendors underwrite and bear the risk of these insurance policies and the Company receives a commission on the sale of that business.

Selected Historical Financial Information For Life Segment

The following table sets forth certain information with respect to the Company’s life products for the periods indicated.

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2004	2003	2002
Statement of Operations Data:
Insurance premiums and contract deposits	$109.1	$112.4	$112.9
Insurance premiums and contract charges earned	96.7	95.1	91.4
Net investment income	49.5	49.6	53.9
Income before income taxes	22.0	20.8	29.2
Net income	14.8	13.4	18.9

Operating Statistics:
Life insurance in force:
Ordinary life	$11,509	$11,527	$11,445
Group life	1,714	1,736	1,752
Total	13,223	13,263	13,197
Number of policies in force:
Ordinary life	182,022	187,533	189,459
Group life	69,621	70,725	75,018
Total	251,643	258,258	264,477
Average face amount in force (in dollars):
Ordinary life	$63,229	$61,467	$60,409
Group life	24,619	24,546	23,354
Total	52,547	51,356	49,898
Lapse ratio (ordinary life insurance in force)	7.2%	7.7%	9.1%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$842.5	$932.6	$959.0
Number of policies	8,078	7,466	10,799
Amount of death claims opened	$31.1	$32.0	$31.0
Number of death claims opened	1,273	1,292	1,263

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2004, investments in non-investment grade securities represented 5.5% of total investments. At December 31, 2004, fixed income securities represented 96.8% of investments excluding securities lending collateral. Of the fixed income investment portfolio, 94.1% was investment grade and 99.9% was publicly traded. At December 31, 2004, the average quality and average option adjusted duration of the total fixed income portfolio were AA- and 5.6 years, respectively. There are no significant investments in mortgage loans, real estate, foreign securities, privately placed securities, or common or preferred stocks.

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

The investments of each insurance subsidiary must comply with the insurance laws of such insurance subsidiary’s domiciliary state. These laws prescribe the type and amount of investments that may be purchased and held by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, mortgage-backed bonds, other asset-backed bonds, preferred stocks, common stocks, real estate mortgages and real estate.

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2004:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value	Carrying Value			Amortized Cost
		Total	Life and Annuity	Property and Casualty
Publicly Traded Fixed Maturity Securities and Cash Equivalents:
U.S. government and agency obligations (1):
Mortgage-backed securities	18.6%	$681.8	$655.1	$26.7	$674.1
Other	5.7	209.0	169.1	39.9	206.7
Investment grade corporate and public utility bonds	47.4	1,732.4	1,681.7	50.7	1,628.3
Municipal bonds	15.8	578.9	53.9	525.0	568.2
Other mortgage-backed securities	2.7	98.5	83.2	15.3	96.3
Non-investment grade corporate and public utility bonds (2)	5.5	201.4	140.1	61.3	190.1
Foreign government bonds	1.0	36.3	34.4	1.9	32.6
Short-term investments (3)	0.9	32.1	17.3	14.8	32.1
Short-term investments, loaned securities collateral (3)	—	0.1	0.1	—	0.1

Total publicly traded securities	97.6	3,570.5	2,834.9	735.6	3,428.5

Other Investments:
Private placements, investment grade (4)	0.1	3.0	3.0	—	3.0
Private placements, non-investment grade (2) (4)	—	—	—	—	—
Mortgage loans (5)	0.1	3.9	3.9	—	3.9
Policy loans and other	2.2	79.8	79.1	0.7	79.3

Total other investments	2.4	86.7	86.0	0.7	86.2

Total investments (6)	100.0%	$3,657.2	$2,920.9	$736.3	$3,514.7

(1)	Includes $154.6 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $736.2 million fair value of federally sponsored agency securities.

(2)	A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor’s Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody’s Investors Service, Inc. (“Moody’s”) rating for such security, or if there is no S&P or Moody’s rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $32.2 million in money market funds rated “AAA”. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the market value of the loaned securities as collateral for each loan.

(4)	Fair values for private placements are estimated by the Company with the assistance of its investment advisors.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.

(6)	Approximately 9% of the Company’s investment portfolio, having a carrying value of $341.4 million as of December 31, 2004, consisted of securities with some form of credit support, such as insurance. All of these securities have the highest investment grade rating.

Fixed Maturity Securities

The following table sets forth the composition of the Company’s fixed maturity securities portfolio by rating as of December 31, 2004:

Rating of Fixed Maturity Securities (1)

(Dollars in millions)

	Percent of Total Carrying Value	Carrying Value	Amortized Cost
AAA	42.0%	$1,487.9	$1,466.0
AA	7.5	264.4	257.1
A	24.3	862.1	807.0
BBB	20.3	718.0	671.9
BB	1.8	62.9	59.8
B	3.7	132.7	127.3
CCC or lower	0.3	10.2	7.1
Not rated (2)	0.1	3.1	3.1

Total	100.0%	$3,541.3	$3,399.3

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	This category includes $3.1 million of private placement securities not rated by either S&P or Moody’s. The NAIC has rated 99.2% of these private placement securities as investment grade.

At December 31, 2004, 34.0% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 21.3% of the total investment portfolio at December 31, 2004. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

For financial reporting purposes, the Company has classified the entire fixed maturity portfolio as “available for sale”. Fixed maturities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on securities available for sale is recorded as a separate component of shareholders’ equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs and value of acquired insurance in force associated with interest-sensitive life and annuity contracts. Fixed maturities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors.

Cash Flow

As a holding company, HMEC conducts its principal operations through its subsidiaries. Payment by HMEC of principal and interest with respect to HMEC’s indebtedness, and payment by HMEC of dividends to its shareholders, are dependent upon the ability of its insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Restrictions on the subsidiaries’ ability to pay dividends or to make other cash payments to HMEC may materially affect HMEC’s ability to pay principal and interest on its indebtedness and dividends on its common stock.

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2005 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $74 million.

Notwithstanding the foregoing, if insurance regulators otherwise determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, and lower cost marketing approaches compared to the Company, such as direct marketing, mail, internet and telemarketing. The Company competes in its target market with a number of national providers of personal automobile and homeowners insurance and life insurance such as State Farm, Allstate, Farmers and Nationwide as well as several regional companies. The Company also competes for automobile business with other companies, such as American International Group (“AIG”), GEICO, Progressive and USAA, many of which feature direct marketing distribution. For annuity business, the marketplace has seen a competitive impact from new entrants such as mutual funds and banks into the tax-deferred annuity products market. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company, a subsidiary of AIG, has been among the Company’s major tax-qualified annuity competitors. Mutual fund families, independent agent companies and financial planners are also competitors of the Company.

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

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company’s risks. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries.

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2004, the Company’s assessments, net of the related premium tax credits, were not significant.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state. In 2004, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $0.8 million before federal income taxes.

California Earthquake Authority

The California Earthquake Authority (“CEA”) was formed by the California Legislature to encourage companies to write residential property insurance in California and began operating in December 1996. All companies which write residential property insurance in California are also required to offer earthquake coverage. The CEA operates as an insurance company providing residential property earthquake coverage under policies sold by companies which have chosen to participate in the CEA. The participating companies fund the CEA and share in earthquake losses covered by the CEA in proportion to their market share.

The Company has not joined the CEA. The Company’s exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from its own policies and from participation in the CEA, management believes it is in the Company’s best economic interest to offer earthquake coverage directly to its homeowners policyholders. See “Property and Casualty Segment — Property and Casualty Reinsurance”.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and annuity business include employee benefits regulation, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry anti-trust exemption, and minimum solvency requirements. Other federal regulation such as the Fair Credit Reporting Act, Gramm-Leach-Bliley Act, Privacy Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company’s business.

Federal income taxation of the build-up of cash value within a life insurance policy or an annuity contract could have a materially adverse impact on the Company’s ability to market and sell such products. Various legislation to this effect has been proposed in the past, but has not been enacted. Although no such legislative proposals are known to exist at this time, such proposals may be made again in the future.

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s life and annuity products to customers. For instance, in late 2004, the Internal Revenue Service (“IRS”) issued proposed regulations regarding Section 403(b) arrangements, including annuities. This proposal would alter the nature of the Section 403(b) arrangement to an employer-sponsored plan, similar to 401(k) plans, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. If adopted, the Company, and many other providers of Section 403(b) arrangements, would need to adapt its product and services offered to meet this changing view and modify its administrative systems to support these changes. Under the proposal, the changes would occur January 1, 2006. Both the timing and the nature of the proposed regulations have come under heavy criticism from school administrators, teachers, and providers of Section 403(b) arrangements. At this time the final form of any changes, their timing, or their impact on the Section 403(b) market is unknown.

The variable annuities underwritten by HMLIC are regulated by the SEC. Horace Mann Investors, Inc., the broker-dealer subsidiary of HMEC, also is regulated by the SEC, the NASD, the Municipal Securities Rule-making Board (“MSRB”) and various state securities regulators.

Employees

At December 31, 2004, the Company had approximately 2,300 employees, including 800 full-time agents. The Company has no collective bargaining agreement with any employees.

ITEM 2.	Properties

HMEC’s home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling approximately 230,000 square feet which is owned by the Company. The Company also owns buildings with an aggregate of approximately 24,000 square feet at other locations in Springfield. The Company leases buildings in Springfield with an aggregate of approximately 91,000 square feet. In addition, the Company leases office space in other states related to claims and agency offices which are smaller in size. These properties, which are utilized by all of the Company’s operating segments, are adequate and suitable for the Company’s current and anticipated future needs.

ITEM 3.	Legal Proceedings

The Company is not currently party to any material pending legal proceedings other than routine litigation incidental to its business. See also “Notes to Consolidated Financial Statements — Note 12 — Contingencies — Lawsuits and Legal Proceedings” listed in the Index to Financial Information on page F-1 of this report.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

HMEC’s common stock began trading on the NYSE in November 1991 under the symbol of HMN at a price of $9 per share. The following table sets forth the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividend Paid
Fiscal Period	High	Low
2004:
Fourth Quarter	$19.30	$16.01	$0.105
Third Quarter	17.59	15.83	0.105
Second Quarter	17.48	14.92	0.105
First Quarter	16.10	13.94	0.105
2003:
Fourth Quarter	$15.39	$12.81	$0.105
Third Quarter	16.95	14.22	0.105
Second Quarter	16.91	13.06	0.105
First Quarter	16.35	12.43	0.105

As of February 28, 2005, the approximate number of holders of common stock was 5,000.

In March 2005, the Company’s Board of Directors announced a regular quarterly dividend of $0.105 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant.

On December 10, 2002, the Company repurchased $56.0 million aggregate principal amount of its Senior Convertible Notes, representing $26.6 million carrying value, for $26.0 million. As consideration for the repurchase, the Company issued 1,837,925 shares of its common stock which were previously held as treasury shares. This transaction met the requirements of the Section 3(a)(9) exemption to Section 5 of the Securities Act of 1933 registration requirements.

During 2004, options were exercised for the issuance of 104,192 shares, 0.2% of the Company’s common stock shares outstanding at December 31, 2004. The Company received $1.6 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 6.	Selected Financial Data

The information required by Item 301 of Regulation S-K is contained in the table in Item 1 – “Business — Selected Historical Consolidated Financial Data”.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 303 of Regulation S-K is listed in the Index to Financial Information on page F-1 of this report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” listed in the Index to Financial Information on page F-1 of this report.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

The Company’s consolidated financial statements, the report of its independent registered public accounting firm and the selected quarterly financial data required by Item 302 of Regulation S-K are listed in the Index to Financial Information on page F-1 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

a.)  Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K (“Report”) due to the material weaknesses discussed below.

b.)  Management’s Report on Internal Control Over Financial Reporting

Management of Horace Mann is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in the Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, the Company identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

•	The Company did not maintain policies and procedures sufficient to ensure that reconciliations of the differences between the tax basis and book basis of each component of the Company’s deferred tax asset and liability accounts were performed timely and accurately. Specifically, the Company did not employ an adequate number of skilled personnel in its tax department; there was a lack of effective segregation of duties; and there was inadequate and ineffective analysis and management review of the relevant documentation supporting the deferred tax asset and liability accounts. As a result, misstatements were identified in the Company’s deferred tax assets and liabilities and income tax expense accounts. Further, there was more than a remote likelihood that the Company’s interim or annual financial statements could have been materially misstated. The immaterial misstatements have been recorded in the December 31, 2004 consolidated financial statements.

•	The Company did not maintain policies and procedures sufficient to ensure the accurate reporting of cash. Specifically, bank account and suspense account reconciliations, as well as processes for clearing reconciling items, were not performed on a timely basis and the Company misapplied U.S. generally accepted accounting principles related to the classification of outstanding checks. These deficiencies in policies and procedures related to inadequate management review of cash reconciliations, lack of effective segregation of duties, and inadequate personnel staffing and training. As a result, adjustments were made to cash, unpaid claims and claim expenses, other liabilities, operating expenses, and income tax expense. Further, there was more than a remote likelihood that the Company’s interim or annual financial statements could have been materially misstated. The immaterial misstatements have been recorded in the Company’s December 31, 2004 consolidated financial statements. Furthermore, the Company has reclassified cash as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 in the consolidated financial statements.

Management has determined that the aforementioned deficiencies constitute material weaknesses in internal control over financial reporting as of December 31, 2004 based on our evaluation under the criteria in Internal Control—Integrated Framework issued by the COSO. Accordingly, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.

c.)  Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Horace Mann Educators Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A. b.), that Horace Mann Educators Corporation and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses in the reconciliation controls over deferred tax asset and liability accounts and cash and suspense accounts identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

•	The Company did not maintain policies and procedures sufficient to ensure that reconciliations of the differences between the tax basis and book basis of each component of the Company’s deferred tax asset and liability accounts were performed timely and accurately. Specifically, the Company did not employ an adequate number of skilled personnel in its tax department; there was a lack of effective segregation of duties; and there was inadequate and ineffective analysis and management review of the relevant documentation supporting the deferred tax asset and liability accounts. As a result, misstatements were identified in the Company’s deferred tax assets and liabilities and income tax expense accounts. Further, there was more than a remote likelihood that the Company’s interim or annual financial statements could have been materially misstated.

•	The Company did not maintain policies and procedures sufficient to ensure the accurate reporting of cash. Specifically, bank account and suspense account reconciliations, as well as processes for clearing reconciling items were not performed on a timely basis and the Company misapplied U.S. generally accepted accounting principles related to the classification of outstanding checks. These deficiencies in policies and procedures related to inadequate management review of cash reconciliations, lack of effective segregation of duties, and inadequate personnel staffing and training. As a result, adjustments were made to cash, unpaid claims and claim expenses, other liabilities, operating expenses, and income tax expense. Further, there was more than a remote likelihood that the Company’s interim or annual financial statements could have been materially misstated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2004, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/    KPMG LLP

KPMG LLP

Chicago, Illinois

March 31, 2005

d).  Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The following changes have been made subsequent to December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Income Tax Financial Reporting

While the Company has not fully remediated the material weakness in its internal control over income tax deferred assets and liabilities, we are developing or are in the process of implementing the following remedial actions, the status of which will be reviewed periodically with the Company’s Audit Committee:

•	A 2005 remediation plan to compute and reconcile the book to tax basis differences at an asset and liability transactional level, including documentation and testing of enhanced processes and procedures;
•	A staffing plan which includes hiring of an additional qualified tax officer to allow for appropriate segregation of duties and strengthening of our processes related to the preparation and review of tax asset and liability documentation as well as an additional tax accountant to assist in the reconciliation process; and
•	Engagement of a tax consulting firm to review our federal income tax provision, along with related reconciliations and supporting documentation, for validity and consistency on a quarterly basis during 2005 and annually thereafter.

Reporting of Cash Balances

While the Company has not fully remediated the material weakness in its internal control over the reporting of cash balances, we are developing or are in the process of implementing the following remedial actions, the status of which will be reviewed periodically with the Company’s Audit Committee:

    Bank Account and Suspense Account Reconciliations

•	A 2005 remediation plan to reconcile and clear all suspense accounts on a timely basis, including a review of staffing levels and proficiencies, training, documentation and testing of enhanced processes and procedures;
•	A 2005 remediation plan to enhance and document processes and procedures for the timely completion, review and testing of bank account reconciliations, including a review of staffing levels, proficiencies and training; and
•	A 2005 remediation plan to address controller department staffing and training needs, including the hiring and training of additional full-time and temporary employees as well as redeployment and retraining of existing staff, as necessary.

    Accounting Policy for Outstanding Check Amounts

•	Documentation of processes and procedures, along with appropriate training, to ensure that the Company’s accounting policy, which has been corrected to conform with U.S. generally accepted accounting principles, is consistently applied going forward.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board members’ business conduct on behalf of the Company. The code of ethics is posted on the Company’s website, www.horacemann.com, under “Investor Relations—Corporate Governance”.

ITEM 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.

(a)(2) The following financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 of this report:

Schedule I—Summary of Investments—Other than Investments in Related Parties.

Schedule II—Condensed Financial Information of Registrant.

Schedules III and VI Combined—Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

Schedule IV—Reinsurance.

(a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description

(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

Exhibit No.	Description
3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture dated as of January 17, 1996, between HMEC and U.S. Trust Company of California, N.A. as trustee, with regard to HMEC’s 6 5/8% Senior Notes Due 2006, incorporated by reference to Exhibit 4.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 13, 1996.

4.1(a)	Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.1).

4.2	Indenture dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC’s 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit 4.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

4.2(a)	Form of 1.425% Senior Convertible Notes Due 2032 (included in Exhibit 4.2).

4.3	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock (included in Exhibit 10.17).

(10) Material contracts:

10.1	Credit Agreement dated as of May 29, 2002 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.1(a)	First Amendment to Credit Agreement dated as of June 1, 2004 among HMEC, certain financial institutions named therein and the Agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.2*	Stock Subscription Agreement among HMEC (as successor to HME Holdings, Inc.), The Fulcrum III Limited Partnership, The Second Fulcrum III Limited Partnership and each of the Management Investors, incorporated by reference to Exhibit 10.17 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on April 2, 1990.

10.3*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

Exhibit No.	Description
10.4*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

10.5*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

10.5(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.6*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.7*	Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.7(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit No.	Description
10.7(b)*	Specimen Regular Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.7(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.7(d)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

10.11*	Summary of HMEC Non-Employee Director Compensation.

10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC.

10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

Exhibit No.	Description

10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.15*	Letter of Employment between HMSC and Frank D’Ambra III effective February 1, 2005.

10.16*	Transition, Retirement and Release Agreement entered by and between HMSC and George J. Zock as of December 31, 2003, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

10.17	First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.

(11) Statement regarding computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

(23) Consent of KPMG LLP.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

Exhibit No.	Description

(99) Additional exhibits

99.1	Glossary of Selected Terms.

99.2	Updated Numerical Exhibits to the Company’s Earnings Release for the Year ended December 31, 2004.

(b) See list of exhibits in this Item 15.

(c) See list of financial statement schedules in this Item 15.

Copies of Exhibits, Horace Mann Educators Corporation’s Code of Ethics and charters of the committees of the Board of Directors may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, C-120, Springfield, Illinois 62715-0001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

Principal Executive Officer:	Directors:

/s/ Louis G. Lower II	/s/ Joseph J. Melone
Louis G. Lower II	Joseph J. Melone, Chairman of the
President,	Board of Directors
Chief Executive Officer and a Director
/s/ William W. Abbott
William W. Abbott, Director

/s/ Mary H. Futrell
Principal Financial Officer:	Mary H. Futrell, Director

/s/ Peter H. Heckman	/s/ Stephen J. Hasenmiller
Peter H. Heckman	Stephen J. Hasenmiller, Director
Executive Vice President and
Chief Financial Officer
/s/ Jeffrey L. Morby
Jeffrey L. Morby, Director

/s/ Shaun F. O’Malley
Shaun F. O’Malley, Director
Principal Accounting Officer:
/s/ Charles A. Parker
/s/ Bret A. Conklin	Charles A. Parker, Director
Bret A. Conklin
Senior Vice President and Controller

Dated: March 31, 2005

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements in light of such factors as: the proximity of the catastrophe occurrence date to the date of the consolidated financial statements, potential inflation of property repair costs in the affected area and the occurrence of multiple catastrophes in a geographic area over a relatively short period of time.

•	Based on property and casualty direct earned premiums for 2004, the Company’s ten largest states represented 55% of the segment total. Included in this top ten group are certain states in which catastrophe occurrences are relatively common: California, Florida, North Carolina, South Carolina, Louisiana and Texas.

•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	Business risks inherent in the Company’s restructuring of its property and casualty claims operation.

•	Adverse changes in policyholder mortality and morbidity rates.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in accounting or financial reporting standards issued by the FASB, SEC or other standard-setting bodies which may have an adverse effect on the Company’s results of operations, financial condition and/or cost of doing business.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers including, but not limited to, adverse changes in IRS regulations governing 403(b) plans.

•	The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	The Company’s ability to develop and expand its agent force and its direct product distribution systems, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The risk related to the Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

Executive Summary

For 2004, the Company’s net income increased compared to the prior year, primarily reflecting improved property and casualty segment earnings, partially offset by an unprecedented level of catastrophe costs. This improvement was driven by aggressive pricing and underwriting actions taken over the last several quarters, continuing favorable non-catastrophe claims frequency trends, ongoing improvements in claims processes and cost containment initiatives, along with minimal adverse development of prior years’ reserves. Premiums written and contract deposits increased 4% compared to 2003, reflecting notable growth in new annuity deposits and rate increases in the property and automobile lines.

During 2002 and 2003, the Company improved the underlying operating results of its property and casualty segment and substantially increased the new sales volume and retention of business in its annuity segment. However, that underlying operating progress was more than offset by other factors which suppressed the Company’s net income. In both years, the Company recorded adverse development of prior years’ property and casualty reserves, primarily related to voluntary automobile liability claims, with 2003 reflecting the most significant impact. 2003’s results also reflected an increased level of catastrophe losses for the Company. In addition, the Company experienced declining investment income over the two years, including related spread compression in its fixed annuity business, as a result of credit-related investment losses and declining investment yields. In 2002, the Company recorded a significant level of realized investment losses, due primarily to impairments of fixed income securities.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s consolidated assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force, valuation of investments and valuation of assets and liabilities related to the defined benefit pension plan.

Liabilities for Property and Casualty Claims and Claim Settlement Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

The Company continually updates loss estimates using both quantitative information from its reserving actuaries and qualitative information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in “Results of Operations for the Three Years Ended December 31, 2004 — Benefits, Claims and Settlement Expenses” and in the “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at June 30 and December 31 of each year.

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

Deferred Policy Acquisition Costs and Value of Acquired Insurance in Force for Annuity and Interest-Sensitive Life Products

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company (“Annuity VIF”), are amortized over 20 years in proportion to estimated gross margins. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated gross margins.

The most significant assumptions that are involved in the estimation of annuity gross margins include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At December 31, 2004, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. As one example of the volatility of this amortization, if all other assumptions are met, a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.1 million and $0.2 million. This result may change depending on the magnitude and direction of the deviation. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in “Results of Operations for the Three Years Ended December 31, 2004 — Amortization of Policy Acquisition Expenses and Intangible Assets”.

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

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable expectation that fair value will recover versus historical cost and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, “Accounting for Non-Current Marketable Equity Securities”, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance.

Valuation of Assets and Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to date.

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 5.75% was used by the Company for estimating accumulated benefits under the plan at December 31, 2004, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including Moody’s Aa long-term bond index. The expected annual return on plan assets assumed by the Company at December 31, 2004 was 7.50%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted realistic assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2004

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2004	2003	Percent	Amount	2002
Property & casualty
Automobile and property (voluntary) (1)	$552.5	$549.2	0.6%	$3.3	$513.2
Involuntary and other property & casualty	9.8	(2.7)		12.5	11.7
Excluding Massachusetts automobile	9.8	(2.7)		12.5	10.5
Massachusetts automobile	—	—		—	1.2

Total property & casualty (1)	562.3	546.5	2.9%	15.8	524.9
Annuity deposits	327.0	296.6	10.2%	30.4	261.5
Life	109.1	112.4	-2.9%	(3.3)	112.9

Total (1)	$998.4	$955.5	4.5%	$42.9	$899.3

Total, excluding Massachusetts automobile (1)	$998.4	$955.5	4.5%	$42.9	$898.1

(1)	The amount for the year ended December 31, 2004 was reduced by $5.0 million of additional ceded premiums to reinstate property and casualty catastrophe reinsurance coverage and by $4.0 million of previously escrowed premiums returned to North Carolina automobile policyholders. See further discussion of these two topics below.

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2004	2003	Percent	Amount	2002
Property & casualty
Automobile and property (voluntary) (1)	$552.0	$534.8	3.2%	$17.2	$504.3
Excluding Massachusetts automobile	552.0	534.8	3.2%	17.2	494.4
Massachusetts automobile (2)	—	—		—	9.9
Involuntary and other property & casualty	9.3	(1.0)		10.3	15.3
Excluding Massachusetts automobile	9.3	(1.2)		10.5	9.6
Massachusetts automobile (2)	—	0.2		(0.2)	5.7

Total property & casualty (1)(2)	561.3	533.8	5.2%	27.5	519.6
Total property & casualty, excluding Massachusetts automobile (1)	561.3	533.6	5.2%	27.7	504.0
Annuity	16.7	14.6	14.4%	2.1	14.2
Life	96.7	95.1	1.7%	1.6	91.4

Total (1) (2)	$674.7	$643.5	4.8%	$31.2	$625.2

Total, excluding Massachusetts automobile (1)	$674.7	$643.3	4.9%	$31.4	$609.6

(1)	The amount for the year ended December 31, 2004 was reduced by $5.0 million of additional ceded premiums to reinstate property and casualty catastrophe reinsurance coverage. See further discussion below.

(2)	The Company restructured its presence in the Massachusetts automobile market and ceased writing automobile insurance policies in that state on December 31, 2001.

For 2004, the Company’s premiums written and contract deposits increased 4.5% compared to 2003 as a result of growth in new annuity deposits and rate increases in the voluntary property and automobile lines. The 4.5% growth rate is net of (1) the impact of $5.0 million of property and casualty catastrophe reinsurance reinstatement premiums incurred in 2004 which reduced the growth rate by 0.5 percentage point and (2) the impact of $4.0 million of previously escrowed premiums returned to North Carolina automobile policyholders in 2004 which reduced the growth rate by 0.4 percentage point. For 2003, the Company’s premiums written and contract deposits increased 6.2% compared to 2002 primarily as a result of rate increases in the property and automobile lines and an increased rate of growth in new annuity deposits in the second half of 2003. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 800 at December 31, 2004, reflecting a decrease of 9.9% compared to 888 agents a year earlier. At December 31, 2002, the Company had 922 agents. With the agent count stabilizing over the last half of 2004, management currently anticipates modest growth in the size of the Company’s exclusive agent force in 2005. During 2005, additional emphasis is being placed on further improvements in agent retention as well as on hiring an increased number of quality candidates. Of the 2004 total, 261 agents were in their first 24 months with the Company, reflecting a decrease of 31.0% compared to December 31, 2003. Fewer new agents were hired in 2004, compared to 2003, reflecting the Company’s more stringent selection process. Terminations of agents in their first 24 months with the Company were approximately two-thirds of the level experienced in 2003. The number of experienced agents in the agent force, 539, increased 5.7% compared to a year earlier. In 2004, average agent productivity for all lines of business combined increased 21% compared to 2003, reflecting improvement in the annuity, life and property lines of business. This follows an increase in average agent productivity of 1.3% in 2003, compared to 2002. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

In 2004, total sales, which include the independent agent distribution channel, increased 8.5% compared to a year earlier, largely due to an increase in new annuity business.

The Company’s results have been impacted by ongoing and recurring proceedings in North Carolina challenging private passenger automobile rates. This has required the Company to escrow premiums received pending resolution of these proceedings, adversely impacting earned premiums and pretax income by $3.0 million in 2003 and $1.8 million in 2002. No additional escrow amounts were required in 2004. In the second quarter of 2004, notification was received regarding resolution of the rate disputes for 2001 and 2002. In the fourth quarter of 2004, the Company returned to policyholders $4.0 million of previously escrowed premiums, which reduced premiums written and had no further adverse effect on earned premiums. The amounts previously escrowed were adequate to cover the Company’s premium refunds, including interest, to policyholders.

Total voluntary automobile and homeowners premium written increased 0.6% in 2004 net of (1) the impact of the $5.0 million catastrophe reinsurance reinstatement premium described above, which reduced this growth rate by 0.9 percentage point, and (2) the impact of the $4.0 million return of escrowed premiums to North Carolina automobile policyholders, which reduced this growth rate by 0.7 percentage point. Including these two factors, voluntary automobile insurance premium written decreased 0.3% ($1.2 million) compared to 2003, and homeowners premium increased 3.0% ($4.5 million). Total voluntary automobile and homeowners premium written increased 7.0% in 2003, compared to 2002. Voluntary automobile insurance premium written increased 6.0% ($22.6 million) and homeowners premium increased 9.8% ($13.4 million) from 2002 to 2003. For both 2004 and 2003, the increases in property and casualty premiums resulted from the impact of rate increases on average premium per policy. Average written premium was up approximately 4% in 2004 and 5% in 2003 for voluntary automobile and up approximately 11% in 2004 and 12% in 2003 for homeowners. Average earned premium increased 5% in both years for voluntary automobile and 11% and 14% for homeowners in 2004 and 2003, respectively. In 2004, approved rate increases for the Company’s automobile and homeowners business were 7% and 15%, respectively, compared to approved increases of 7% and 13%, respectively, during 2003. During 2004, automobile policies in force decreased by 26,000 compared to December 31, 2003. The Company continues to increase educator business as a percentage of voluntary automobile policies. Voluntary automobile policies in force at December 31, 2003 decreased by 2,000, compared to a year earlier. Homeowners policies in force decreased 6,000 during 2004 and 5,000 during 2003, reflecting expected reductions due to the Company’s pricing and underwriting actions. At December 31, 2004, there were 545,000 voluntary automobile and 273,000 homeowners policies in force, for a total of 818,000 policies, compared to a total of 850,000 policies at December 31, 2003 and 857,000 at December 31, 2002. To curtail the decline in automobile policies in force, in 2005 the Company is implementing both short- and medium-term initiatives to increase new business and improve policy retention.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 84% in 2004, 85% in 2003 and 86% in 2002.

Due to rate limitations for coastal homeowners policies in Florida and to further reduce exposure to catastrophic losses, in July 2004 the Company began a reunderwriting program which is anticipated to result in non-renewal of approximately 3,300 homeowners policies. Because of the four hurricanes that impacted Florida during August and September 2004, the Florida Department of Financial Services, Office of Insurance Regulation, issued emergency regulations temporarily prohibiting any cancellation of policies. As a result, the non-renewal program was deferred in 2004. The Company’s non-renewal process resumed in the first quarter of 2005 and is expected to result in a full year reduction of approximately $3 million and $2 million in direct written premiums and direct earned premiums, respectively.

For 2003, involuntary and other property and casualty premiums written were comparable to 2004 and 2002 excluding the negative impact of an adjustment made in 2003 to anticipated premiums from state mandatory insurance facilities.

New annuity deposits increased 10.2% in 2004 and 13.4% in 2003. The 2004 growth reflected an 18.1% increase in single premium and rollover deposits and a 3.7% increase in new scheduled annuity deposits. New deposits to fixed accounts were 7.6%, or $13.7 million, higher than in 2003 and new deposits to variable accounts increased 14.5%, or $16.7 million, compared to a year earlier. The 2003 growth primarily reflected a 45.8% increase in single premium and rollover deposits partially offset by a 4.2% decrease in new scheduled annuity deposits. 2003 new deposits to fixed accounts were 28.4%, or $40.1 million, higher than in 2002 and new deposits to variable accounts decreased 4.2%, or $5.0 million, compared to 2002.

In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 673 authorized agents at December 31, 2004. This channel generated $38.0 million in annualized new Horace Mann annuity sales during 2004 and $38.1 million for the full year 2003, with the lack of growth in 2004 reflecting the Company’s efforts to change the product mix from this channel to more tax-qualified and variable annuity sales. Annuity sales from this channel were $10.5 million in 2002.

Total annuity accumulated cash value of $3.1 billion at December 31, 2004 increased 11.2% compared to a year earlier, reflecting the growth in sales over the 12 months, continued favorable retention and improving equity markets. Total annuity accumulated cash value of $2.8 billion at December 31, 2003 increased 17.3% compared to December 31, 2002 for reasons similar to the 2004 growth. In 2004, the number of annuity contracts outstanding increased 3.9%, or 6,000 contracts, and in 2003 the increase was 4.1%, or 6,000 contracts.

Average variable annuity accumulated balances are the primary determinant of annuity segment contract charges earned. Variable annuity accumulated balances were 12.1% higher at December 31, 2004 than at December 31, 2003 and average variable annuity accumulated balances in 2004 were 20.3% greater than in 2003. Correspondingly, 2004 annuity segment contract charges earned increased 14.4%, or $2.1 million, compared to 2003. While variable annuity accumulated balances were 31.0% higher at December 31, 2003 than a year earlier, average variable annuity accumulated balances increased by only 5.9% due to declines in market valuations during the latter part of 2002 and the first part of 2003. As a result, annuity segment contract charges earned during 2003 increased by 2.8%, or $0.4 million, compared to 2002.

Life segment premiums and contract deposits declined 2.9%, or $3.3 million, in 2004 and 0.4%, or $0.5 million, in 2003. The ordinary life insurance in force lapse ratio improved to 7.2% for the twelve months ended December 31, 2004 compared to 7.7% and 9.1% for the twelve months ended December 31, 2003 and 2002, respectively.

Net Investment Income

Pretax investment income of $191.4 million for 2004 increased 3.6%, or $6.7 million, (4.5%, or $5.6 million, after tax) compared to the prior year. Prepayments on a structured mortgage-backed security and tender offer consent fees in 2004 represented approximately $5 million of the variance, with a decline in the portfolio yield nearly offsetting growth in the size of the investment portfolio. Pretax investment income of $184.7 million for 2003 decreased 5.8%, or $11.3 million (4.7%, or $6.2 million, after tax) compared to 2002 as a decline in the portfolio yield more than offset growth in the size of the investment portfolio. Average invested assets (excluding securities lending collateral) increased 8.4% during 2004 and 6.8% during 2003. The average pretax yield on the investment portfolio was 5.7% (3.9% after tax) for 2004. Excluding the impact of prepayment income, the average 2004 pretax yield was 5.5% (3.8% after tax). In 2003 and 2002, the average pretax yield on the investment portfolio was 5.9% (4.0% after tax) and 6.7% (4.5% after tax), respectively.

Net Realized Investment Gains and Losses

Net realized investment gains were $12.2 million for 2004 compared to net realized investment gains of $25.5 million in 2003 and realized investment losses of $49.4 million in 2002. In 2004, there were no impairment charges from the Company’s fixed income security portfolio.

For 2003, the Company recorded fixed income security impairment charges totaling $12.5 million, $6.2 million related to two of the Company’s collateralized debt obligation (“CDO”) securities, $3.1 million related to one manufactured housing asset-backed security and the remaining $3.2 million primarily related to two airline industry issuers. In 2002, the Company recorded charges of $53.9 million due to the impairment of fixed income securities primarily issued by companies in the communications sector. Gains realized in 2003 included $16.1 million from sales of securities for which impairment charges were recorded in 2002. Net realized investment gains and losses for 2004, 2003 and 2002 also reflected gains realized from ongoing investment portfolio management activity.

In 2003 and 2002, the impaired fixed income securities were marked to fair value, and the write-downs were recorded as realized investment losses in the Consolidated Statement of Operations. These impairments were deemed to be other-than-temporary for one or more of the following reasons: the recovery of full value was not likely, the issuer defaulted or was likely to default due to the need to restructure its debt, or the Company had an intent to sell the security in the near future.

The table below presents the Company’s fixed maturity securities portfolio as of December 31, 2004 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain
Corporate bonds
Banking and Finance	39	$395.6	$371.7	$23.9
Energy	36	184.4	167.0	17.4
Utilities	26	184.2	174.7	9.5
Food and Beverage	26	135.6	128.9	6.7
Telecommunications	19	125.4	116.3	9.1
Insurance	12	100.4	95.5	4.9
Transportation	10	85.1	83.3	1.8
Health Care	23	80.6	78.5	2.1
Automobiles	13	74.4	71.2	3.2
Industry, Manufacturing	26	63.0	59.0	4.0
All Other Corporates (1)	168	507.8	475.1	32.7

Total corporate bonds	398	1,936.5	1,821.2	115.3
Mortgage-backed securities
U.S. government and federally sponsored agencies	441	681.8	674.1	7.7
Other	18	27.3	25.5	1.8
Municipal bonds	166	578.9	568.2	10.7
Government bonds
U.S.	6	209.0	206.7	2.3
Foreign	9	36.3	32.6	3.7
Collateralized debt obligations (2)	3	15.5	15.3	0.2
Asset-backed securities	11	56.0	55.7	0.3

Total fixed maturity securities	1,052	$3,541.3	$3,399.3	$142.0

(1)	The All Other Corporates category contains 19 additional industry classifications. Real estate, broadcasting and media, paper, consumer products, retail and defense represented $301.5 million of fair value at December 31, 2004, with the remaining 13 classifications each representing less than $29 million of the fair value at December 31, 2004.

(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at December 31, 2004.

At December 31, 2004, the Company’s diversified fixed maturity portfolio consisted of 1,231 investment positions, issued by 1,052 entities, and totaled approximately $3.5 billion in fair value. The portfolio was 94.1% investment grade, based on fair value, with an average quality rating of AA-. At December 31, 2004, the portfolio had approximately $9 million pretax of total gross unrealized losses related to 178 positions. At December 31, 2003, the total pretax gross unrealized losses were approximately $11 million related to 113 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at December 31, 2004, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of December 31, 2004

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	43	$241.4	$242.6	$(1.2)
7 through 12 months	53	307.0	310.3	(3.3)
13 through 24 months	23	111.7	115.2	(3.5)
25 through 36 months	1	2.5	2.6	(0.1)
37 through 48 months	1	3.0	3.0	*
Greater than 48 months	—	—	—	—

Total	121	$665.6	$673.7	$(8.1)

Non-investment grade
6 Months or less	40	$15.9	$16.1	$(0.2)
7 through 12 months	12	5.9	6.0	(0.1)
13 through 24 months	—	—	—	—
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	1	1.4	1.8	(0.4)

Total	53	$23.2	$23.9	$(0.7)

Not rated
Total, all 25 through 36 months	4	$2.5	$2.5	*

Grand total	178	$691.3	$700.1	$(8.8)

*	Less than $(0.1) million

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.0 million and no securities were trading below 80% of book value at December 31, 2004. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2004 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2004. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company’s investment guidelines generally limit single corporate issuer concentrations to 4.0% (after tax) of shareholders’ equity for “AA” or “AAA” rated securities, 2.5% (after tax) of shareholders’ equity for “A” rated securities, 2.0% (after tax) of shareholders’ equity for “BBB” rated securities, and 1.0% (after tax) of shareholders’ equity for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2004	2003	Percent	Amount	2002
Property and casualty
Before catastrophe losses and reestimates of prior years’ reserves	$365.0	$383.3	-4.8%	$(18.3)	$375.8
Catastrophe losses	70.5	33.2	112.3%	37.3	11.9
Net increases in estimated reserves for claims occurring in prior years	3.8	56.4	-93.3%	(52.6)	22.5

Total property and casualty	439.3	472.9	-7.1%	(33.6)	410.2
Annuity	1.2	0.8	50.0%	0.4	0.8
Life	43.9	45.3	-3.1%	(1.4)	39.9

Total	$484.4	$519.0	-6.7%	$(34.6)	$450.9

Property and Casualty Claims and Claim Expenses

	Year Ended December 31,
	2004	2003	2002
Incurred claims and claim expenses:
Claims occurring in the current year	$435.5	$416.5	$387.7
Increase in estimated reserves for claims occurring in prior years (1):
Policies written by the Company (2)	3.8	58.3	20.8
Business assumed from state reinsurance facilities	—	(1.9)	1.7

Total increase	3.8	56.4	22.5

Total claims and claim expenses incurred (2)	$439.3	$472.9	$410.2

Property and casualty loss ratio:
Before catastrophe losses	65.1%	82.4%	76.6%
After catastrophe losses	78.3%	88.6%	78.9%

(1)	Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(2)	For the year ended December 31, 2002, these amounts excluded a $1.6 million statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company’s Consolidated Statements of Operations.

In 2004, the Company’s benefits, claims and settlement expenses decreased compared to 2003, primarily reflecting improvements in non-catastrophe property and casualty current accident year trends, particularly in claim frequencies and claim settlement expenses. These improvements were offset by the impact of the four devastating hurricanes which occurred in the third quarter of 2004. The Company’s claims team was able to inspect and close over 99% of these hurricane claims, numbering just over 10,000, within four months of the storms. Adverse development of prior years’ property and casualty reserves had a minimal effect on 2004 benefits, claims and settlement expenses compared to $56.4 million recorded in 2003. Compared to 2002, the 2003 increase in the Company’s benefits, claims and settlement expenses was driven primarily by adverse development of prior years’ property and casualty reserves and an increase in catastrophe losses.

The Company’s catastrophe losses were an unprecedented $70.5 million for the year ended December 31, 2004 primarily reflecting $64.2 million of net losses from Hurricanes Charley, Frances, Ivan and Jeanne excluding the $5.0 million charge for additional premiums to reinstate catastrophe reinsurance coverage, as disclosed above. Further discussion of the Company’s property and casualty catastrophe reinsurance program, including the effects of the hurricanes in 2004, is included in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”. The 2004 increase in catastrophe costs generated an increase in the property and casualty loss ratio of approximately 7 percentage points compared to 2003. Total incurred property and casualty catastrophe losses were $33.2 million for 2003, compared to $11.9 million in 2002. The 2003 increase generated approximately 4 percentage points of the increase in the property and casualty loss ratio. Homeowners claims from the California wildfires, net of anticipated reinsurance recoveries, represented $12.0 million of the 2003 losses and occurred in the fourth quarter. Claims from Hurricane Isabel, primarily in the homeowners line, represented an additional $5.0 million of 2003 catastrophe losses and occurred in the third quarter.

Adverse development of reserves net of reinsurance recoverables for property and casualty claims occurring in prior years was $56.4 million for full year 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years, compared to adverse reserve development of $3.8 million for 2004, which reflected additional information related to a single liability claim that occurred over 15 years ago. Adverse reserve development of $24.0 million in 2002 was primarily related to (1) voluntary automobile loss reserves from accident years 2001 and years prior to 1997 and (2) loss adjustment expense reserves from the 2001 and 2000 accident years for both automobile and homeowners. Additional information regarding the Company’s property and casualty reserves and adverse development of prior years’ reserves is included in the “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed in the Index to Financial Information on page F-1 of this report.

For 2004, the voluntary automobile loss ratio of 70.6% decreased by 19.4 percentage points compared to a year earlier, primarily reflecting the higher level of adverse development and strengthening of prior years’ reserves recorded in 2003, as described above, which represented 14.6 percentage points of the 2003 loss ratio. The Company’s benefits, claims and settlement expenses in 2004 also reflected a 12.0 percentage point improvement in the homeowners non-catastrophe loss ratio as a result of the Company’s claims initiatives, which have focused on loss and expense control, as well as the favorable impact of underwriting initiatives and rate increases on earned premiums.

The property loss ratio of 96.9% for 2004, including the effect of catastrophe losses and reinsurance reinstatement premiums, increased 14.4 percentage points compared to 2003. Excluding catastrophes, the property loss ratio decreased 12.0 percentage points compared to a year earlier, reflecting an increase in average premium per policy, benefits of the Company’s claims initiatives and an improvement in non-catastrophe loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management and an aggressive reunderwriting program. The property loss ratio of 82.5% for 2003 increased only approximately 1.5 percentage points compared to 2002 in spite of a 13 percentage point increase attributable to higher catastrophe losses. The adverse impact of catastrophes in 2003 was nearly offset by an increase in average premium per policy and an improvement in loss frequency as a result of loss containment initiatives which continued in 2004.

Effective January 1, 2004, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts for Separate Accounts”. The new rules changed the accounting for separate accounts and sales inducements and changed the liability model by expanding the definition of “account balance” and addressing annuitization guarantees and guaranteed minimum death benefits (“GMDB”) reserves. The adoption of this SOP reduced the Company’s GAAP GMDB reserve from $0.1 million at December 31, 2003 to zero at January 1, 2004. Reflecting subsequent fluctuations in the financial markets, the GAAP GMDB reserve was $0.1 million at December 31, 2004.

As has been previously disclosed in its public filings, the Company has been in the process of identifying and correcting any related deficiencies in the testing procedures and quantifying any potential exposure associated with Internal Revenue Code (“IRC”) Section 7702A (Modified Endowment Contracts). The Company recorded $0.8 million of operating expense in the Corporate and Other segment in the second quarter of 2003, which represented its current best estimate of the costs to the Company to complete this correction and assessment process. During the fourth quarter of 2004, the Company completed implementation of its revised testing procedures. In addition, the Company quantified its potential exposure associated with IRC Section 7702A. As a result, total costs of assessment and remediation were re-estimated to be approximately $0.2 million and an accrual adjustment of $0.6 million was recorded in the Corporate and Other segment in the fourth quarter of 2004. The Company anticipates completing a filing with the IRS in 2005 to resolve its compliance with IRC Section 7702A.

Interest Credited to Policyholders

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2004	2003	Percent	Amount	2002
Annuity	$75.7	$71.3	6.2%	$4.4	$68.4
Life	33.0	31.7	4.1%	1.3	30.0

Total	$108.7	$103.0	5.5%	$5.7	$98.4

Compared to 2003, the 2004 increase in annuity segment interest credited reflected a 10.1% increase in average accumulated fixed deposits, partially offset by an 18 basis point decline in the average annual interest rate credited to 4.4%. Compared to the 2002 rate of 4.8%, the fixed annuity average annual interest rate credited decreased to 4.6% for 2003. Offsetting the decline in the rate credited, the average accumulated fixed deposits increased 8.9% for 2003 compared to 2002. Life insurance interest credited increased in both 2004 and 2003 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered throughout 2004 and 2003 to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the years ended December 31, 2004 and 2003 were 156 basis points and 169 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security in 2004 (there was no prepayment benefit in 2003), the corresponding net interest spreads were 145 and 169 basis points.

As of December 31, 2004, fixed annuity account values totaled $1.8 billion, including $1.6 billion of deferred annuities. Approximately 21% of the deferred annuity account values had minimum guaranteed interest rates ranging from 3.0% to 4.0% while approximately 78% of account values had minimum guaranteed rates of 4.5% or greater. For $1.5 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low interest rates and expected reductions in prepayment income in 2005, the Company expects to experience additional fixed annuity spread compression in future periods.

Operating Expenses

In 2004, operating expenses decreased 3.4%, or $4.6 million, compared to 2003, reflecting favorable state income tax and premium tax accrual adjustments as well as benefits from the Company’s expense control initiatives, partially offset by an increase in incentive compensation accruals. In light of the unprecedented level of hurricane catastrophe losses which were significantly greater than any reasonable expectations; significantly improved results of the property and casualty segment excluding catastrophes in 2004; and the positive absolute and relative performance of HMN stock price, increasing shareholder value, the HMEC Board of Directors took action regarding the Incentive Compensation Plans for employees (“Plans”) in accordance with the Plans’ provisions capping the level of catastrophe costs at 120% of the 2004 annual plan level for purposes of calculating the earnings per share and return on equity components of the Plans. In 2003, operating expenses increased $6.1 million, or 4.6%, compared to 2002 including an increase in investments in technology and property and casualty underwriting initiatives as well as fees related to the Company’s life subsidiary surplus relief transaction.

In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, were $4.8 million and $6.2 million in 2003 and 2002, respectively. Those costs were largely as a result of settlement accounting provisions that were triggered by the higher retirement rate experienced by the Company, coupled with more retirees choosing lump sum distributions, as well as the impact of declines in the market value of the pension plan’s assets in 2002 and 2001. Defined benefit pension expense was $3.1 million in 2004 and is estimated to be approximately $3 million for 2005.

The Company’s policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believed to be appropriate in light of the then current volatility in the financial markets. In 2004 and 2003, the Company contributed $3.5 million and $8.8 million, respectively, to the defined benefit pension plan, with those amounts also in excess of the required minimum amount. Based on assumptions at the time of this Report on Form 10-K, the Company anticipates contributing approximately $4 million to the defined benefit pension plan in 2005. All defined benefit pension plan investments are set aside in a trust fund.

The property and casualty expense ratio of 22.2% for 2004 decreased 1.5 percentage points compared to the prior year, reflecting the growth in premium for the property and casualty segment and this segment’s portion of corporate-wide expense reductions. The property and casualty expense ratio of 23.7% for 2003 increased approximately 1 percentage point over 2002, primarily reflecting the property and casualty segment’s portion of the increase in corporate-wide expenses.

The Company offers long-term care and variable and fixed interest rate universal life policies, with three third-party vendors underwriting such insurance and the Company receiving a commission on the sale of that business. The volume of fixed interest rate universal life sales by the Company’s agents increased during 2004. As a result, the amount of commissions received by the Company in 2004 in excess of costs for agent commissions and commission related expenses was approximately $1.5 million, compared to a minimal excess amount in 2003 and 2002.

Amortization of Policy Acquisition Expenses and Intangible Assets

For 2004, the combined amortization of policy acquisition expenses and intangible assets was $76.0 million compared to $69.3 million recorded in 2003 and $67.0 million recorded in 2002. Amortization of intangible assets was $6.0 million for the year ended December 31, 2004 compared to $5.0 million in 2003 and $5.7 million in 2002. The December 31, 2004 valuation of Annuity VIF resulted in a $0.9 million increase in amortization, while similar valuations at December 31, 2003 and 2002 had no significant effect on amortization.

Amortized policy acquisition expenses were $70.0 million for 2004 compared to $64.3 million for 2003 and $61.3 million for 2002. The increase from 2003 to 2004 primarily reflected the impact of valuations of annuity and life deferred policy acquisition costs. The 2003 increase compared to 2002 primarily related to the property and casualty segment. The December 31, 2004 valuation of annuity deferred policy acquisition costs resulted in a $1.2 million increase in amortization compared to a $2.4 million decrease in amortization resulting from a similar valuation at December 31, 2003. For the life segment, the December 31, 2004 valuation of deferred policy acquisition costs resulted in a $0.4 million increase in amortization compared to a $1.4 million decrease from the 2003 valuation. The December 31, 2002 valuations of annuity and life deferred policy acquisition costs had only a minor effect on amortization.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 19.2% and 1.0% for the years ended December 31, 2004 and 2003, respectively. For 2002, the effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was a benefit of 46.8%.

Income from investments in tax-advantaged securities reduced the effective income tax rate 11.3, 36.3 and 76.2 percentage points for the years ended December 31, 2004, 2003 and 2002, respectively. While the amount of income from tax-advantaged securities increased somewhat from 2002 through 2004, the reduced level of income before income taxes in 2003 and 2002 resulted in this having a more significant impact on the effective income tax rate for those years. In addition, the impact of tax advantaged securities in 2002 included 13.3 percentage points from the prior year’s tax return.

Net Income

For 2004, the Company’s net income increased compared to the prior year, primarily reflecting improved property and casualty segment earnings, partially offset by the unprecedented level of catastrophe costs in 2004. This improvement was driven by aggressive pricing and underwriting actions taken over the last several quarters, continuing favorable non-catastrophe claims frequency trends, ongoing improvements in claims processes and cost containment initiatives, along with minimal adverse development of prior years’ reserves.

In 2003, net income was negatively impacted by adverse development and strengthening of prior years’ property and casualty reserves as well as an increased level of catastrophe losses compared to 2002, partially offset by net realized gains on securities. 2003 net income comparisons to 2002 were also negatively impacted by decreases in investment income. These negative prior year comparisons were partially offset by the impact of property and casualty rate increases on earned premiums and favorable property loss results excluding the impact of catastrophes.

Net income in 2002 benefited from positive developments in the Company’s property and casualty segment including: the impact of rate increases on earned premiums; improved 2002 accident year loss trends; a relatively low level of weather-related losses; and the Company’s restructuring of its Massachusetts automobile business. Net income in 2002 was negatively affected by (1) the significant level of realized investment losses, (2) adverse development of property and casualty prior years’ reserves, (3) decreases in investment income due to lost income related to investment credit issues and declining interest rates, (4) tightening margins on variable annuities resulting from adverse market conditions and (5) an increase in company-wide operating expenses resulting primarily from transition costs related to changes in the Company’s retirement plans.

Net income (loss) by segment and net income per share were as follows:

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2004	2003	Percent	Amount	2002
Analysis of net income (loss) by segment:
Property and casualty
Before catastrophe costs	$76.7	$3.8		$72.9	$27.7
Catastrophe costs, after tax (1)	(49.1)	(21.6)		(27.5)	(7.8)

Total including catastrophe costs	27.6	(17.8)		45.4	19.9
Annuity	12.6	14.4	-12.5%	(1.8)	17.0
Life	14.8	13.4	10.4%	1.4	18.9
Corporate and other (2)	1.3	9.0		(7.7)	(44.5)

Net income	$56.3	$19.0		$37.3	$11.3

Diluted:
Net income per share	$1.25	$0.44		$0.81	$0.28

Weighted average number of shares and equivalent shares (in millions)	47.3	42.9	10.3%	4.4	41.2

Property and casualty combined ratio:
Before catastrophe costs	87.1%	106.1%		-19.0%	99.6%
After catastrophe costs	100.5%	112.3%		-11.8%	101.9%

(1)	Net of anticipated recoveries from the Florida Hurricane Catastrophe Fund and the Company’s underlying catastrophe reinsurance program. Includes loss adjustment expenses and catastrophe reinsurance reinstatement premiums. See additional disclosure in “Business—Property and Casualty Segment—Selected Historical Financial Information for Property and Casualty Segment—Footnote 4 to the table.”

(2)	The Corporate and Other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

As described above, for the three years ended December 31, 2004, net income for the property and casualty segment reflected growing improvement in underlying underwriting results offset to varying degrees by catastrophe costs and adverse development of prior years’ reserves.

Compared to 2003, annuity segment net income for 2004 decreased as growth in contract fees, which was a result of growth in the underlying accumulated variable amounts on deposit, was more than offset by the negative impact of valuations of deferred policy acquisition costs and Annuity VIF. Compared to 2002, 2003 income was adversely impacted by a reduction in the pretax net interest margin of $6.2 million, reflecting spread compression due to lower investment income. Partially offsetting this, valuation of annuity segment deferred acquisition costs and value of acquired insurance in force at December 31, 2003 resulted in a $2.6 million pretax reduction in amortization compared to a minimal impact resulting from similar valuations a year earlier.

Life segment net income for 2004 increased compared to 2003, due primarily to favorable mortality experience, growth in income from partner company product sales and improved group insurance earnings. For 2003, life segment net income decreased compared to 2002, primarily reflecting a decline in investment income, an increase in mortality costs, and fees beginning in 2003 related to the Company’s surplus relief transaction. The December 31, 2004 valuation of life deferred policy acquisition costs increased amortization, while similar valuations decreased amortization in 2003 and 2002.

The change in net income for the Corporate and Other segment over the three years ended December 31, 2004 primarily reflected differences in the amount of realized investment gains and losses, including impairment charges recorded in 2003 and 2002.

Effective December 31, 2004, the Company adopted Financial Accounting Standard’s Board (“FASB”) Emerging Issues Task Force (“EITF”) Consensus 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which eliminated the ability to use contingent conversion accounting for convertible securities with share-only settlement provisions. The Company’s Senior Convertible Notes are contingently convertible securities, representing 4.3 million equivalent shares and having annual interest expense of $2.7 million after tax. Diluted per share information for all periods is presented on a basis consistent with this consensus. This new accounting reduced the net income per share amount by $0.06 for full year 2004 while having no impact on full year 2003 and 2002 net income per share due to an anti-dilutive effect.

Return on shareholders’ equity based on net income was 10%, 3% and 2% for the 12 months ended December 31, 2004, 2003 and 2002, respectively.

Based on the Company’s full year 2004 results and generally positive underlying operating trends, at the time of this Report on Form 10-K, management anticipates that 2005 full year net income before realized investment gains and losses will be within a range of $1.55 to $1.65 per share. This projection reflects management’s anticipation of continued favorable property and casualty underwriting results, with a return to more normal levels of catastrophe costs. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At December 31, 2004, 2003 and 2002, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 24% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2004, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s fourth largest shareholder with 6% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2004, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2004 — Realized Investment Gains and Losses”, “Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 3 — Investments” listed in the Index to Financial Information on page F-1 of this report.

Cash Flow

The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company’s operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, retire short-term debt, pay dividends to shareholders and repurchase shares of the Company’s common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2004, net cash provided by operating activities increased compared to 2003 primarily reflecting increased insurance underwriting cash flow and a smaller amount of federal income tax payments in the current period.

Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2005 without prior approval are approximately $74 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company’s common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments the Company’s traditional reinsurance program, have been charged directly to additional paid-in capital.

For the year ended December 31, 2004, receipts from annuity contracts increased 10.2%. Annuity contract benefits and withdrawals increased 5.6% compared to the prior year. Cash value retentions for variable and fixed annuity options were 92.9% and 95.5%, respectively, for the 12 month period ended December 31, 2004. Net transfers to variable annuity accumulated cash values increased $1.0 million compared to the prior year.

Contractual Obligations

	Payments Due By Period As of December 31, 2004
	Total	Less Than 1 Year (2005)	1 -3 Years (2006 and 2007)	3 –5 Years (2008 and 2009)	More Than 5 Years (2010 and beyond)
Short-term Obligations (1):
Bank Credit Facility (expires May 31, 2005)	$25.4	$25.4	—	—	—
Long-Term Debt Obligations (1):
Convertible Notes Due 2032	253.2	3.5	$5.2	—	$244.5
Senior Notes Due January 15, 2006	31.4	1.9	29.5	—	—

Total	$310.0	$30.8	$34.7	—	$244.5

(1)	Includes principal and interest.

As of December 31, 2004, the Company had purchase obligations of approximately $1 million to be completed in 2005. The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $10 million in both 2004 and 2003 and approximately $8 million in 2002. It is anticipated that the Company’s payments under operating leases for the full year 2005 will be comparable to the 2004 payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the consolidated financial statements.

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

The total capital of the Company was $745.9 million at December 31, 2004, including $144.7 million of long-term debt and $25.0 million of short-term debt outstanding. Total debt represented 25.7% of capital excluding unrealized investment gains and losses (22.8% including unrealized investment gains and losses) at December 31, 2004, slightly above the Company’s long-term target of 25%.

Shareholders’ equity was $576.2 million at December 31, 2004, including a net unrealized gain in the Company’s investment portfolio of $85.9 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $817.5 million and $19.08, respectively, at December 31, 2004. Book value per share was $13.45 at December 31, 2004 ($11.45 excluding investment fair value adjustments).

As of December 31, 2004, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period. In September 2002, the Company’s Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Senior Convertible Notes. Information regarding the conversion and redemption terms of the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” listed in the Index to Financial Information on page F-1 of this report.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), Fitch Ratings, Ltd. (“Fitch”) (BBB+), and A.M. Best Company, Inc. (“A.M. Best”)
(bbb-). See also “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of December 31, 2004, the Company had outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes (“Senior Notes”) issued at a discount of 0.5% in January 1996 and maturing on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time, at the Company’s option. The Senior Notes have an investment grade rating from S&P (BBB), Moody’s (Baa3), Fitch (BBB+) and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

As of December 31, 2004, the Company had outstanding $25.0 million under its Bank Credit Agreement at an interest rate of eurodollar base rate plus 1.0%, or 3.6%. The Bank Credit Agreement, as amended on June 1, 2004, provides for unsecured borrowings of up to $35.0 million (the “Bank Credit Facility”). The Bank Credit Facility expires on May 31, 2005. Interest accrues at varying spreads relative to Fed Funds, prime rate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.25% on an annual basis at December 31, 2004.

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

The Company’s ratio of earnings to fixed charges for the year ended December 31, 2004 was 11.2x, after reflecting $75.5 million of pretax catastrophe costs, compared to 4.0x for 2003, which reflected the impact of $56.4 million of pretax adverse development of prior years’ property and casualty reserves recorded in 2003.

Total shareholder dividends were $18.0 million for the year ended December 31, 2004. In March 2005, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment, including the effects of the hurricanes in 2004, is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

On December 31, 2003, the Company’s primary life insurance subsidiary, Horace Mann Life Insurance Company (“HMLIC”), entered into a reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada (“SLACC”) which replaced the 2002 agreement with Sun Life Reinsurance Company Limited (“SLRCL”), a member of the Sun Life Financial Group. Under the terms of the December 31, 2003 agreement, which is expected to be in place for a five year period, HMLIC ceded to SLACC, on a combination coinsurance and modified coinsurance basis, a 75% quota share of HMLIC’s in force interest-sensitive life block of business issued prior to January 1, 2002. SLACC assumes its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC’s liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission received by HMLIC was $50.0 million and resulted in a $32.5 million after-tax increase in HMLIC’s statutory surplus. Growth in HMLIC’s surplus determined under statutory accounting principles in 2004 was reduced by $6.5 million, and it is anticipated that surplus growth will be reduced by approximately the same amount annually in 2005 through 2008 as the coinsurance reserve declines over the term of the agreement. Fees related to these transactions reduced the Company’s pretax GAAP income $1.0 million in 2004 and are anticipated to reduce pretax GAAP income by $0.8 million in 2005 and thereafter continue to decline over the term of the agreement. These transactions improved the statutory operating leverage and risk-based capital ratio of HMLIC in 2004, 2003 and 2002, but did not impact reported GAAP capitalization. The agreement contains a condition whereby HMLIC must maintain an S&P financial strength rating of BBB- or higher. If this condition is not maintained for a period of more than 60 consecutive days, an experience refund provision, which operates to limit the fees related to this transaction, would be voided. HMLIC may recapture the agreement without penalty after giving 30 days written notice. The Company has no other financial reinsurance agreements in effect.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), A.M. Best Company, Inc. (“A.M. Best”) and Fitch Ratings, Ltd. (“Fitch”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of March 1, 2005 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of March 1, 2005
S&P (1)	A	(stable)	BBB	(stable)
Moody’s (1)	A3	(stable)	Baa3	(stable)
A.M. Best	A-	(stable)	bbb-	(stable)
Fitch	A+	(negative)	BBB+	(negative)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s 2003 Annual Report on Form 10-K. S&P and Moody’s each affirmed the Company’s ratings and revised the outlook for the Company to Stable from Negative in November and December 2004, respectively. In February 2005, A.M. Best affirmed the Company’s insurance financial strength and debt ratings, as well as the outlook of Stable. In the ratings affirmations, each of these three rating agencies cited improvement in the Company’s operating results in 2004, particularly in the property and casualty segment; strong capitalization; and the Company’s competitive position in the educator market.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2004 — Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2004 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2004, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the life and annuity business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2003 — Net Realized Investment Gains and Losses” and “Business — Investments”.

The Company’s life and annuity earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2004 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2004, the duration of both the fixed income securities portfolio and the Company’s insurance liabilities was approximately 6 years.

The life and annuity operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the Company’s obligations under a variety of interest rate scenarios. Based on these procedures, the Company’s assets and the investment income expected to be received on such assets are adequate to meet the insurance policy obligations and expenses of the Company’s insurance activities in all but the most extreme circumstances.

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2004, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $22 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $39 million after tax, or 6% of shareholders’ equity. At December 31, 2003, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would have increased by approximately $6 million after tax, or 1% of shareholders’ equity. A 100 basis point increase would have decreased the fair value of assets and liabilities by approximately $20 million after tax, or 4% of shareholders’ equity at December 31, 2003. In each case, these changes in interest rates assume a parallel shift in the yield curve.

While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholders’ equity. Based on the Company’s overall exposure to interest rate risk, the Company believes that these changes in interest rates would not materially affect its consolidated near-term financial position, results of operations or cash flows.

Recent Accounting Changes

SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”. This standard will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers, which for the Company will be July 1, 2005. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and identifies required disclosures for share-based payment arrangements. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. In addition, the statement addresses the accounting and financial statement presentation for income tax benefits resulting from share-based payments.

This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award. That cost will be recognized as expense in the Consolidated Statement of Operations over the period during which an employee is required to provide service in exchange for the award.

The Company has accounted for share-based payments using the intrinsic value based method in accordance with APB Opinion No. 25 and, accordingly, recognized no compensation expense for these awards. Disclosures regarding the pro forma effect of stock-based compensation expense have been included in the Company’s quarterly and annual consolidated financial statements in compliance with SFAS No. 123. Excluding the acceleration of stock option vesting which occurred in 2004, pro forma pretax stock-based compensation expense was approximately $7 million to $8 million in each of the three years ended December 31, 2004. Although the evaluation of the impact of SFAS No. 123(R) is not yet complete, at the time of this Report on Form 10-K management anticipates that the impact of adopting SFAS No. 123(R) will be comparable to the historical pro forma expense assuming that the number and characteristics of equity instruments granted in the future are similar to past awards.

FASB Staff Position Regarding EITF Issue No. 03-1

In September 2004, the FASB issued a FASB Staff Position (“FSP”) to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of the Emerging Issues Task Force (“EITF”) Consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The delay resulting from FSP No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments’ ”, will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. This FSP did not have a material impact on the Company’s operating results or financial position.

Effects of Inflation and Changes in Interest Rates

The Company’s operating results are affected significantly in at least three ways by changes in interest rates and inflation. First, inflation directly affects property and casualty claims costs. Second, the investment income earned on the Company’s investment portfolio and the fair value of the investment portfolio are related to the yields available in the fixed-income markets. An increase in interest rates will decrease the fair value of the investment portfolio, but will increase investment income as investments mature and proceeds are reinvested at higher rates. Third, as interest rates increase, competitors will typically increase crediting rates on annuity and interest-sensitive life products, and may lower premium rates on property and casualty lines to reflect the higher yields available in the market. The risk of interest rate fluctuation is managed through asset/liability management techniques, including cash flow analysis.

REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

Horace Mann Educators Corporation

The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002 have been prepared by management, which is responsible for their integrity and reliability. The statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include some amounts that are based upon management’s best estimates and judgements. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. The financial information contained elsewhere in this annual report on Form 10-K is consistent with that contained in the consolidated financial statements.

Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits derived therefrom. A professional staff of internal auditors reviews on an ongoing basis the related internal control system design, the accounting policies and procedures supporting this system and compliance therewith. Management believes this system of internal control effectively meets its objective of reliable financial reporting. See also “Management’s Report on Internal Control Over Financial Reporting” included in “Item 9A. Controls and Procedures” listed in the Index to this Annual Report on Form 10-K.

In connection with their annual audits, the independent registered public accounting firm performs an examination, in accordance with the standards of the Public Company Accounting Oversight Board (United States), which includes the consideration of the system of internal control to the extent necessary to form an independent opinion on the fairness of presentation of the consolidated financial statements prepared by management and not to provide assurance on the system of internal controls.

The Board of Directors, through its Audit Committee composed solely of independent directors, is responsible for overseeing the integrity and reliability of the Company’s accounting and financial reporting practices and the effectiveness of its system of internal controls. The independent registered public accounting firm and internal auditors meet regularly with this committee, and have access to this committee with and without management present, to discuss the results of their audit work.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

March 31, 2005

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS

Investments
Fixed maturities, available for sale, at fair value (amortized cost 2004, $3,399,254; 2003, $3,124,861)	$3,541,255	$3,258,674
Short-term and other investments	115,835	104,904
Short-term investments, loaned securities collateral	142	22,147

Total investments	3,657,232	3,385,725
Accrued investment income and premiums receivable	104,530	99,370
Deferred policy acquisition costs	209,576	193,703
Goodwill	47,396	47,396
Value of acquired insurance in force	21,522	27,259
Other assets	76,883	80,531
Variable annuity assets	1,254,763	1,119,231

Total assets	$5,371,902	$4,953,215

LIABILITIES AND SHAREHOLDERS’ EQUITY

Policy liabilities
Fixed annuity contract liabilities	$1,688,075	$1,526,174
Interest-sensitive life contract liabilities	593,694	567,209
Unpaid claims and claim expenses	342,445	313,312
Future policy benefits	181,648	181,344
Unearned premiums	204,706	198,991

Total policy liabilities	3,010,568	2,787,030
Other policyholder funds	142,634	129,888
Liability for securities lending agreements	—	22,147
Other liabilities	218,011	194,741
Short-term debt	25,000	25,000
Long-term debt	144,720	144,703
Variable annuity liabilities	1,254,763	1,119,231

Total liabilities	4,795,696	4,422,740

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2004, 60,350,014; 2003, 60,225,311	60	60
Additional paid-in capital	343,178	342,306
Retained earnings	494,665	456,330
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	85,872	81,608
Minimum pension liability adjustment	(14,992)	(17,252)
Treasury stock, at cost, 2004 and 2003, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	576,206	530,475

Total liabilities and shareholders’ equity	$5,371,902	$4,953,215

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues
Insurance premiums and contract charges earned	$674,704	$643,536	$625,233
Net investment income	191,448	184,725	196,048
Realized investment gains (losses)	12,197	25,487	(49,407)

Total revenues	878,349	853,748	771,874

Benefits, losses and expenses
Benefits, claims and settlement expenses	484,410	518,978	450,866
Interest credited	108,668	102,970	98,380
Policy acquisition expenses amortized	70,001	64,345	61,297
Operating expenses	132,704	137,318	131,339
Amortization of intangible assets	5,990	5,027	5,734
Interest expense	6,819	6,339	8,517
Restructuring charges (adjustments)	—	(408)	4,223
Debt retirement costs	—	—	2,272
Litigation charges	—	—	1,581

Total benefits, losses and expenses	808,592	834,569	764,209

Income before income taxes	69,757	19,179	7,665
Income tax expense (benefit)	13,444	204	(3,668)

Net income	$56,313	$18,975	$11,333

Earnings per share
Basic	$1.32	$0.44	$0.28

Diluted	$1.25	$0.44	$0.28

Weighted average number of shares and equivalent shares
Basic	42,762,348	42,712,822	40,941,182
Diluted	47,346,636	42,904,167	41,199,033

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Common stock
Beginning balance	$60	$60	$60
Options exercised, 2004, 104,192 shares; 2002, 107,410 shares;	—	—	—
Conversion of Director Stock Plan units, 2004, 20,511 shares; 2003, 30,696 shares; 2002, 10,284 shares	—	—	—

Ending balance	60	60	60

Additional paid-in capital
Beginning balance	342,306	342,749	341,052
Options exercised and conversion of Director Stock Plan units	1,997	645	2,183
Catastrophe-linked equity put option premium	(1,125)	(1,088)	(1,088)
Issuance of treasury shares in 2002	—	—	602

Ending balance	343,178	342,306	342,749

Retained earnings
Beginning balance	456,330	455,308	461,139
Net income	56,313	18,975	11,333
Cash dividends, $0.42 per share	(17,978)	(17,953)	(17,164)

Ending balance	494,665	456,330	455,308

Accumulated other comprehensive income, net of taxes:
Beginning balance	64,356	63,302	14,898
Change in net unrealized gains on fixed maturities and equity securities	4,264	1,041	54,231
Change in minimum pension liability adjustment	2,260	13	(5,827)

Ending balance	70,880	64,356	63,302

Treasury stock, at cost
Beginning balance, 2004 and 2003, 17,503,371 shares; 2002, 19,341,296 shares	(332,577)	(332,577)	(357,959)
Issuance of 1,837,925 shares in 2002	—	—	25,382

Ending balance, 17,503,371 shares	(332,577)	(332,577)	(332,577)

Shareholders’ equity at end of period	$576,206	$530,475	$528,842

Comprehensive income
Net income	$56,313	$18,975	$11,333
Other comprehensive income, net of tax:
Change in net unrealized gains on fixed maturities and equity securities	4,264	1,041	54,231
Change in minimum pension liability adjustment	2,260	13	(5,827)

Other comprehensive income	6,524	1,054	48,404

Total	$62,837	$20,029	$59,737

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows provided by operating activities
Premiums collected	$690,903	$684,331	$663,682
Policyholder benefits paid	(489,321)	(496,208)	(477,020)
Policy acquisition and other operating expenses paid	(220,312)	(221,499)	(206,457)
Federal income taxes paid	(3,933)	(19,001)	(2,055)
Investment income collected	188,692	185,359	197,872
Interest expense paid	(5,955)	(5,454)	(9,540)
Contribution to defined benefit pension plan trust fund	(3,500)	(8,780)	(7,910)
Other	10,704	3,086	(4,314)

Net cash provided by operating activities	167,278	121,834	154,258

Cash flows used in investing activities
Fixed maturities
Purchases	(1,270,699)	(1,762,957)	(1,546,528)
Sales	679,958	922,699	1,117,268
Maturities	321,704	560,915	274,134
Net cash (used in) provided by short-term and other investments	(11,393)	35,437	(28,776)

Net cash used in investing activities	(280,430)	(243,906)	(183,902)

Cash flows provided by financing activities
Dividends paid to shareholders	(17,978)	(17,953)	(17,164)
Principal borrowings (repayments) on Bank Credit Facility	—	25,000	(53,000)
Exercise of stock options	1,592	—	2,183
Catastrophe-linked equity put option premium	(1,125)	(1,088)	(1,088)
Proceeds from issuance of Senior Convertible Notes	—	—	162,654
Repurchase of Senior Notes and Senior Convertible Notes	—	—	(97,523)
Annuity contracts, variable and fixed
Deposits	326,976	296,615	261,509
Benefits and withdrawals	(98,034)	(92,791)	(189,824)
Net transfer to variable annuity assets	(114,081)	(113,074)	(17,264)
Net decrease in life policy account balances	(5,157)	(10,600)	(5,825)
Change in bank overdrafts	20,959	34,484	(13,535)

Net cash provided by financing activities	113,152	120,593	31,123

Net increase (decrease) in cash	—	(1,479)	1,479
Cash at beginning of period	—	1,479	—

Cash at end of period	$—	$—	$1,479

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”). HMEC and its subsidiaries have common management, share office facilities and are parties to several intercompany service agreements for management, administrative, data processing, agent commissions, agency services, utilization of personnel and investment advisory services. Under these agreements, costs have been allocated among the companies in conformity with customary insurance accounting practices consistently applied. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries file a consolidated federal income tax return, and there are related tax sharing agreements. The tax sharing agreements provide that tax on income is charged to the subsidiaries as if they were filing separate federal income tax returns and the subsidiaries receive the benefits of any losses or tax credits to the extent utilized in the consolidated return. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Investments

The Company invests primarily in fixed maturity investments. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on securities available for sale, carried at fair value, is recorded as a separate component of shareholders’ equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs and value of acquired insurance in force associated with interest-sensitive life and annuity contracts.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable expectation that fair value will recover versus historical cost and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that its intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company’s intent or ability to hold a fixed maturity investment with a continuous unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other-than-temporary impairment is performed. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, “Accounting for Non-Current Marketable Equity Securities”, and No. 104, “Revenue Recognition”, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance.

Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized on a basis consistent with the type of insurance coverage. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross margins. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15 and 20 years). For investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross margins. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months). The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs and also periodically reviews its estimations of gross margins. The most significant assumptions that are involved in the estimation of annuity gross margins include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

Deferred policy acquisition costs for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross margins as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders’ equity.

Deferred policy acquisition costs are reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs have been deemed unrecoverable during the periods reported.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Value of Acquired Insurance In Force and Goodwill

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company. The value of acquired insurance in force is being amortized over the following periods, utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross margins.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the consolidated balance sheet and not be amortized. SFAS No. 142 established a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. During each year from 2002 through 2004, the Company completed the required testing under SFAS No. 142; no impairment charges were necessary as a result of such assessments.

The allocation of goodwill by segment is as follows:

Annuity	$28,025
Life	9,911
Property and casualty	9,460

Total	$47,396

For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of gross margins. The most significant assumptions that are involved in the estimation of gross margins include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

The value of acquired insurance in force for investment contracts is adjusted for the impact on estimated future gross margins as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders’ equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The balances of value of acquired insurance in force by segment at December 31, 2004 and 2003 were as follows:

	December 31, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net Balance	Cost	Accumulated Amortization	Net Balance
Life	$48,746	$43,039	$5,707	$48,746	$41,502	$7,244
Annuity	87,553	71,110	16,443	87,553	66,657	20,896

Subtotal	$136,299	$114,149	22,150	$136,299	$108,159	28,140

Impact of unrealized investment gains and losses			(628)			(881)

Total			$21,522			$27,259

Expected amortization of the December 31, 2004 balances of value of acquired insurance in force by segment over the next five years is as follows:

	Year Ended December 31,
	2005	2006	2007	2008	2009
Expected amortization of value of acquired insurance in force
Life	$1,460	$1,394	$1,338	$1,292	$223
Annuity	3,868	3,934	4,273	4,368	—

Total	$5,328	$5,328	$5,611	$5,660	$223

The amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

	Year Ended December 31,
	2004	2003	2002
Interest accrued on the unamortized balance of value of acquired insurance in force
Life	$518	$645	$779
Annuity	921	1,185	1,280

Total	$1,439	$1,830	$2,059

Interest accrual rate
Life	8.0%	8.0%	8.0%
Annuity	5.2%	5.3%	5.4%

The accumulated amortization of intangibles as of December 31, 2004 and 2003 was $163,126 and $157,136, respectively.

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

	December 31,
	2004	2003
Property and equipment	$70,965	$73,506
Less: accumulated depreciation	49,401	47,959

Total	$21,564	$25,547

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Variable Annuity Assets and Liabilities

Variable annuity assets, carried at market value, and liabilities represent tax-qualified variable annuity funds invested in various mutual funds. Variable annuity assets were invested in the offered mutual funds as follows:

	December 31,
	2004	2003
Wilshire VIT Equity Fund – Horace Mann shares	$329,428	$—
Wilshire VIT Balanced Fund – Horace Mann shares	269,486	—
Wilshire VIT Socially Responsible Fund – Horace Mann shares	80,341	—
Wilshire VIT Small Cap Growth Fund – Horace Mann shares	56,293	—
Ariel Appreciation Fund	40,726	27,831
Wilshire VIT International Equity Fund – Horace Mann shares	39,286	—
Fidelity VIP Index 500 Portfolio SC2	37,812	26,397
Fidelity VIP Growth Portfolio SC2	33,270	25,960
Fidelity VIP Mid Cap Portfolio SC2	32,835	21,719
Ariel Fund	29,377	18,665
Wilshire Large Company Growth Portfolio – Institutional Class	24,176	21,706
Wilshire VIT Income Fund – Horace Mann shares	23,228	—
Wilshire 5000 Index Portfolio – Institutional Class	22,573	19,745
T. Rowe Price Small-Cap Value Fund – Advisor Class	21,852	15,843
AllianceBernstein Premier Growth Portfolio	19,102	14,744
Neuberger Berman Genesis Fund Advisor Class	18,789	12,755
Wilshire Large Company Value Portfolio – Investment Class	17,633	13,220
T. Rowe Price Small Cap Stock Fund – Advisor Class	16,412	11,984
JPMorgan U.S. Large Cap Core Equity Portfolio	15,713	11,535
Fidelity VIP Investment Grade Bond Portfolio SC2	15,157	13,925
Fidelity VIP Overseas Portfolio SC2	13,349	7,948
Strong Opportunity Fund II (Investor Class)	11,050	8,923
Fidelity VIP Growth and Income Portfolio SC2	10,812	7,325
Rainier Small/Mid Cap Equity Portfolio	10,603	7,453
Wilshire Large Company Growth Portfolio – Investment Class	9,962	6,643
Davis Value Portfolio	9,955	6,781
Strong Mid Cap Growth Fund II (Investor Class)	8,391	6,557
Wilshire 5000 Index Portfolio – Investment Class	7,833	4,896
Putnam VT Vista Fund (IB Shares)	6,697	5,490
Credit Suisse Trust Small Cap Growth Portfolio	4,634	4,036
Wilshire Small Company Value Portfolio (Investment Class)	3,315	2,374
Wilshire VIT Short-Term Investment Fund – Horace Mann shares	3,181	—
Fidelity VIP High Income Portfolio SC2	2,507	1,604
Wilshire Small Company Growth Portfolio (Investment Class)	2,472	1,626
BlackRock Index Equity Portfolio (Service Class)	1,767	1,186
Putnam VT The George Putnam Fund of Boston (Class IA shares)	895	414
Royce Capital Fund Small-Cap Portfolio	878	—
BlackRock Liquidity Temp Fund (Service Class)	586	371
BlackRock Core Bond Total Return Portfolio (Service Class)	476	209
Putnam VT International Equity Fund (Class IA shares)	436	263
Lord Abbett Services Fund – Growth Opportunities Portfolio	304	—
Goldman Sachs VIT Core Small Cap Equity Fund	261	—
BlackRock Low Duration Bond Portfolio (Service Class)	257	218
Delaware VIP Growth Opportunities Series (Service shares)	174	—
Dreyfus Investment Portfolio MidCap Stock Portfolio (Service Class)	171	—
T. Rowe Price Science & Technology Fund (Advisor Class)	169	111
Delaware VIP Trend Series (Service Class)	69	—
Templeton Foreign Smaller Companies Fund (Class A)	61	10
Goldman Sachs VIT International Equity Fund	9	—
Horace Mann Equity Fund	—	325,880
Horace Mann Balanced Fund	—	270,287
Horace Mann Socially Responsible Fund	—	73,947
Horace Mann Small Cap Growth Fund	—	57,210
Horace Mann International Equity Fund	—	35,754
Horace Mann Income Fund	—	20,843
Horace Mann Short-Term Investment Fund	—	4,843

Total variable annuity assets	$1,254,763	$1,119,231

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

The Company has established a guaranteed minimum death benefit (“GMDB”) reserve on variable annuity contracts. A GMDB generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. Such specified amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial markets. At December 31, 2004 and 2003, the GMDB reserve was $73 and $109, respectively. The Company has a relatively low exposure to GMDB because approximately 25% of contract values have no guarantee; approximately 70% have only a return of premium guarantee; and approximately 5% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $26,494 and $35,415 at December 31, 2004 and 2003, respectively.

Unpaid Claims and Claim Expenses

Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses. At December 31, 2004, all of the Company’s reserves for property and casualty unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Insurance Premiums and Contract Charges Earned

Property and casualty insurance premiums are recognized as revenue ratably over the related contract periods in proportion to the risks insured. The unexpired portions of these property and casualty premiums are recorded as unearned premiums, using the monthly pro rata method.

Premiums and contract charges for interest-sensitive life and annuity contracts consist of charges for the cost of insurance, policy administration and withdrawals. Premiums for long-term traditional life policies are recognized as revenues when due over the premium-paying period. Annuity and interest-sensitive life contract deposits represent funds deposited by policyholders and are not included in the Company’s premiums or contract charges earned.

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in Note 6—Shareholders’ Equity and Stock Options. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for the stock option grants which have an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0.

Alternatively, SFAS No. 123, “Accounting for Stock-Based Compensation”, allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
Net income
As reported	$56,313	$18,975	$11,333
Add: Stock-based compensation expense, after tax, included in reported net income	—	—	—
Deduct: Stock-based compensation expense, after tax, determined under the fair value based method for all awards (1)	10,971	5,368	4,437

Pro forma	$45,342	$13,607	$6,896

Net income per share – basic
As reported	$1.32	$0.44	$0.28
Pro forma	$1.06	$0.32	$0.17

Net income per share – diluted
As reported	$1.25	$0.44	$0.28
Pro forma	$1.02	$0.32	$0.17

(1)	The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 4.1%, 3.8% and 5.2%; dividend yield of 2.4%, 3.0% and 2.0%; expected lives of 10 years; and volatility of 22.0%, 28.3% and 39.2%. Expense is reflected on a straight-line basis over the vesting period. The expense amount for the year ended December 31, 2004 also includes the impact of accelerated vesting of outstanding stock options, as described below.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

HMEC’s Board of Directors approved the acceleration of vesting of all outstanding stock options effective June 30, 2004. The Board placed certain restrictions on the transfer of shares obtained by this vesting acceleration for members of the Board of Directors and 10 of HMEC’s key executive officers. The accelerated vesting had an immaterial effect on the Company’s operating expenses.

Income Taxes

The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2004, 2003 and 2002 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the minimum pension liability adjustment with the changes for each period included in the respective components of accumulated other comprehensive income (loss) in shareholders’ equity.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units and Employee Stock Plan units. In addition, the Company’s Senior Convertible Notes are common stock equivalents reflecting the implementation of the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) consensus on issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. This consensus was effective for reporting periods ending after December 15, 2004. While for comparative purposes the guidance in this consensus has been applied to prior period diluted earnings per share, it had no impact as the related contingent conversion features were not dilutive for those periods.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2004	2003	2002
Basic - assumes no dilution:
Net income for the period	$56,313	$18,975	$11,333

Weighted average number of common shares outstanding during the period (in thousands)	42,762	42,713	40,941

Net income per share - basic	$1.32	$0.44	$0.28

Diluted - assumes full dilution:
Net income for the period	$56,313	$18,975	$11,333
Interest expense, net of tax, on dilutive Senior Convertible Notes	2,737	—	—

Adjusted net income for the period	$59,050	$18,975	$11,333

Weighted average number of common shares outstanding during the period (in thousands)	42,762	42,713	40,941
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	58	16	87
Common stock units related to Deferred Equity Compensation Plan for Directors	159	148	140
Common stock units related to Deferred Compensation Plan for Employees	25	27	31
Weighted average number of common equivalent shares to reflect the dilutive effect of Senior Convertible Notes (in thousands)	4,343	—	—

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	47,347	42,904	41,199

Net income per share - diluted	$1.25	$0.44	$0.28

Options to purchase 3,577,455 shares of common stock at $16.83 to $33.87 per share were granted in 1997 through 2004 but were not included in the computation of 2004 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2004. The options, which expire in 2007 through 2014, were still outstanding at December 31, 2004.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income

Comprehensive income represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income is equal to net income plus the change in net unrealized gains and losses on fixed maturities and equity securities and the change in the minimum pension liability adjustment for the period as shown in the Statement of Changes in Shareholders’ Equity.

The components of comprehensive income were as follows:

	Year Ended December 31,
	2004	2003	2002
Net income	$56,313	$18,975	$11,333

Other comprehensive income:
Change in net unrealized gains on fixed maturities and equity securities
Unrealized holding gains on fixed maturities and equity securities arising during period	18,994	27,027	34,441
Less: reclassification adjustment for gains (losses) included in income before income tax	12,434	25,425	(48,991)

Total, before tax	6,560	1,602	83,432
Income tax expense	2,296	561	29,201

Total, net of tax	4,264	1,041	54,231

Change in minimum pension liability adjustment
Before tax	3,477	22	(8,965)
Income tax expense (benefit)	1,217	9	(3,138)

Total, net of tax	2,260	13	(5,827)

Total comprehensive income	$62,837	$20,029	$59,737

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform with the 2004 presentation.

Certain reclassifications include presenting property and casualty issued and outstanding claims checks as a reduction to both cash and unpaid claims and claim expenses for consolidated balance sheet and statement of cash flows purposes. Prior to 2004, issued and outstanding property and casualty claims checks were included as a liability within the balance of unpaid claim and claim expense reserves, rather than as a reduction of the Company’s cash balance, until presented and paid by the Company’s bank. These reclassifications have no impact on the Company’s net income or shareholders’ equity.

NOTE 2 - Restructuring Charges

Restructuring charges, as described below, were incurred and separately identified in the Consolidated Statement of Operations for the year ended December 31, 2002. The following table provides information about the components of the charge taken in 2002, the balance of accrued amounts at December 31, 2004 and 2003, and payment activity during the year ended December 31, 2004. The $408 benefit of adjustments recorded in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 reflected final resolution of the printing services, group insurance and credit union marketing operations restructures as well as additional data regarding the restructure of the property and casualty claims operations.

	Original Pretax Charge	Reserve at December 31, 2003	Payments	Reserve at December 31, 2004
Charges to earnings:
Property and Casualty Claims Operations
Employee termination costs	$2,542	$226	$192	$34
Additional defined benefit pension plan costs	1,179	125	125	—
Termination of lease agreements	502	39	37	2

Total	$4,223	$390	$354	$36

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

Approximately 135 employees with management, professional and clerical responsibilities were impacted by the office consolidations. Charges for employee termination costs represent severance, vacation buy-out and related payroll taxes. The impact of accelerated retirements on the Company’s defined benefit pension plan has been included in the restructuring charge. Termination of lease agreements represented office space for each of the previous claims office locations.

NOTE 3 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2004	2003	2002
Fixed maturities	$188,953	$181,716	$192,077
Short-term and other investments	6,738	7,059	7,650

Total investment income	195,691	188,775	199,727
Less investment expenses	4,243	4,050	3,679

Net investment income	$191,448	$184,725	$196,048

NOTE 3 - Investments-(Continued)

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2004	2003	2002
Fixed maturities	$12,434	$21,753	$(48,925)
Short-term and other investments	(237)	3,734	(482)

Realized investment gains (losses)	$12,197	$25,487	$(49,407)

Fixed Maturity Securities (“fixed maturities”)

At December 31, 2004, the fair value and gross unrealized losses of investments in debt securities were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2004
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$143,769	$656	$59,931	$1,502	$203,700	$2,158
Other	90,182	540	389	26	90,571	566
Municipal bonds	123,402	1,274	32,005	859	155,407	2,133
Foreign government bonds	1,914	1	3,906	116	5,820	117
Corporate bonds	156,940	1,426	20,337	1,116	177,277	2,542
Other mortgage-backed securities	54,017	895	4,526	385	58,543	1,280

Totals	$570,224	$4,792	$121,094	$4,004	$691,318	$8,796

At December 31, 2004, the gross unrealized loss position in the investment portfolio was $8,795 (178 positions and less than 0.5% of the investment portfolio). There were no securities trading below 80% of amortized cost. Securities with an investment grade rating represented 92% of the unrealized loss. The largest single unrealized loss was $763 on a FNMA mortgage-backed security purchased in June 2003 when interest rates hit 40 year lows. The majority of the unrealized losses were due to changes in interest rates. The portfolio included 30 securities that have been in an unrealized loss position for greater than 12 months, totaling $4,003 (of which $3,115 was from securities purchased in 2003 when interest rates were at record lows). The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2004 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2004.

NOTE 3 - Investments-(Continued)

The amortized cost, unrealized investment gains and losses, and fair values of fixed maturities as of December 31, 2004 and 2003 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2004
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$674,109	$9,853	$2,158	$681,804
Other	206,704	2,829	566	208,967
Municipal bonds	568,165	12,888	2,133	578,920
Foreign government bonds	32,575	3,809	117	36,267
Corporate bonds	1,821,267	117,867	2,542	1,936,592
Other mortgage-backed securities	96,434	3,551	1,280	98,705

Totals	$3,399,254	$150,797	$8,796	$3,541,255

As of December 31, 2003
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$647,746	$14,076	$1,672	$660,150
Other	295,629	6,563	1,280	300,912
Municipal bonds	488,081	16,964	2,133	502,912
Foreign government bonds	33,134	3,389	329	36,194
Corporate bonds	1,553,959	98,878	4,481	1,648,356
Other mortgage-backed securities	106,312	4,759	921	110,150

Totals	$3,124,861	$144,629	$10,816	$3,258,674

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $550,638 and $481,486; Federal Home Loan Mortgage Association (“FHLMA”) of $179,838 and $171,524; and Government National Mortgage Association (“GNMA”) of $26,808 and $75,318 as of December 31, 2004 and 2003, respectively.

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Maturities/Sales Of Investments

The amortized cost and fair value of fixed maturities at December 31, 2004, by estimated expected maturity, are shown below. Estimated expected maturities differ from contractual maturities reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. Estimated expected maturities consider broker dealer survey values and are verified for consistency with the interest rate and economic environments.

	Amortized Cost	Fair Value	Percent of Total Fair Value
Due in 1 year or less	$267,785	$278,971	7.9%
Due after 1 year through 5 years	888,040	925,137	26.1
Due after 5 years through 10 years	1,382,239	1,439,981	40.7
Due after 10 years through 20 years	255,601	266,279	7.5
Due after 20 years	605,589	630,887	17.8

Total	$3,399,254	$3,541,255	100.0%

NOTE 3 - Investments-(Continued)

The average option adjusted duration for the Company’s fixed maturities portfolio was 5.6 years at December 31, 2004.

Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

	Year Ended December 31,
	2004	2003	2002
Proceeds	$1,001,662	$1,483,614	$1,391,402
Gross gains realized	16,893	50,907	40,402
Gross losses realized	(4,459)	(12,903)	(35,551)

Unrealized Gains (Losses) on Fixed Maturities

Net unrealized gains are computed as the difference between fair value and amortized cost for fixed maturities. A summary of the net increase in unrealized investment gains on fixed maturities, less applicable income taxes, is as follows:

	Year Ended December 31,
	2004	2003	2002
Net unrealized gains on fixed maturities
Beginning of period	$133,813	$132,188	$43,036
End of period	142,001	133,813	132,188

Increase for the period	8,188	1,625	89,152
Income taxes	2,866	569	31,203

Increase in net unrealized gains on fixed maturities before the valuation impact on deferred policy acquisition costs and value of acquired insurance in force	$5,322	$1,056	$57,949

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2004 and 2003, fixed maturities with a fair value of $0 and $22,147, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2004 and 2003, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

Deposits

At December 31, 2004, securities with a carrying value of $16,804 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated. See also “Note 1 — Summary of Significant Accounting Policies — Reclassification”.

	Year Ended December 31,
	2004	2003	2002
Gross reserves, beginning of year	$304,307	$275,706	$275,735
Less reinsurance recoverables	20,615	44,701	34,104

Net reserves, beginning of year (1)	283,692	231,005	241,631

Incurred claims and claim expenses:
Claims occurring in the current year	435,451	416,473	387,747
Increase (decrease) in estimated reserves for claims occurring in prior years (2):
Policies written by the Company (3)	3,815	58,270	22,295
Business assumed from state reinsurance facilities	—	(1,900)	1,700

Total increase	3,815	56,370	23,995

Total claims and claim expenses incurred (3)(4)	439,266	472,843	411,742

Claims and claim expense payments for claims occurring during:
Current year	268,520	259,748	269,036
Prior years	145,160	160,408	153,332

Total claims and claim expense payments	413,680	420,156	422,368

Net reserves, end of year (1)	309,278	283,692	231,005
Plus reinsurance recoverables	25,722	20,615	44,701

Gross reserves, end of year (5)	$335,000	$304,307	$275,706

(1)	Reserves net of anticipated reinsurance recoverables.

(2)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the increases in reserves recorded in 2004, 2003 and 2002.

(3)	For the year ended December 31, 2002, these amounts included a $1,581 statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company’s Consolidated Statements of Operations.

(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, group accident and health and corporate amounts of $45,144, $46,135 and $40,705 for the years ended December 31, 2004, 2003 and 2002, respectively, in addition to the property and casualty amounts.

(5)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $7,445, $9,005 and $9,254 at December 31, 2004, 2003 and 2002, respectively, in addition to property and casualty reserves.

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

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Net adverse development of total reserves for property and casualty claims occurring in prior years was $3,815 in 2004 reflecting additional information related to a single liability claim that occurred over 15 years ago. Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $58,270 for the full year 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years, compared to adverse reserve development of $22,295 in 2002 which was primarily related to (1) automobile loss reserves from accident years 2001 and years prior to 1997 and (2) loss adjustment expense reserves from the 2001 and 2000 accident years for both automobile and homeowners. Adverse development recorded in 2002 also included $1,581 due to a provision for the costs of resolving class action lawsuits related to diminished value brought against the Company. Net adverse development of total reserves for property and casualty claims occurring in prior years, including involuntary business, was $56,370 in 2003 and $23,995 in 2002.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at June 30 and December 31 of each year.

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at December 31, 2004 the Company recorded property and casualty reserves toward the higher end of a reasonable range of reserve estimates primarily related to automobile liability coverages for the 2004 accident year.

The Company’s December 31, 2003 actuarial analysis and reserve estimates incorporated the observations of the independent consultant’s claims and reserving practices review (see additional discussion below). In recording the December 31, 2003 property and casualty reserves, the Company assessed the relative weight given to emerging claim trends resulting from recent business process changes, pricing and claims handling. Based upon this analysis, the Company selected a point modestly above the midpoint of a reasonable range, due primarily to reserves related to the automobile liability coverages.

During 2002 and 2003, the Company made changes in its property and casualty claims function including hiring of new management and claim adjusters, implementing improved processes, and consolidating the previous 17 branch offices into 6 regional claims offices, which began in late-November 2002 and was completed in the first quarter of 2003. Installation and implementation of the new claims administration system, including related process changes, occurred in the third and fourth quarters of 2003 in the first two claims offices with the remaining four offices completed in the first half of 2004.

As part of the claims operation redesign effort, open claim files — particularly for automobile liability claims — were reviewed by the new team. In the first half of 2003, these reassessments resulted in a higher projected ultimate liability for automobile liability claims from accident years 2001, 2000 and 1999 and prior. The high level of property and casualty paid and case reserve

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

activity on older bodily injury claims that was observed in the second quarter of 2003 continued in the third quarter as the Company’s new claims organization intensified their efforts to bring older claims files up to date. Furthermore, the acceleration of claim disposition rates extended into the third quarter of 2003, as the new organization also moved to reduce the backlog of older claims and handle current claims on a more timely basis. As a result, the estimation of claims costs, settlement rates and severity was complicated during 2002 and 2003 due to the degree of change involved.

As a result of the factors above, and in light of the pattern of adverse prior years’ reserve development observed over the five quarters ended September 30, 2003, at the end of the third quarter, the Company’s management retained an independent property and casualty actuarial and claims consulting firm to conduct a detailed review of the Company’s claims handling practices and their integration with the Company’s reserving practices. The consultant’s claims and actuarial specialists reviewed claim files as well as past and new claims handling processes and procedures, including case reserving practices, in each of the Company’s six claims offices. They also performed an assessment of the Company’s actuarial processes for establishing incurred but not reported reserves (“IBNR”) and supplemental reserves.

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

No other unusual adjustments were made in the determination of the liabilities during the periods covered by these consolidated financial statements. Management believes that, based on data currently available, it has reasonably estimated the Company’s ultimate losses.

NOTE 5 - Debt

Indebtedness and scheduled maturities at December 31, 2004 and 2003 consisted of the following:

	Effective Interest Rates	Final Maturity	December 31,
			2004	2003
Short-term debt:
Bank Credit Facility	Variable	2005	$25,000	$25,000
Long-term debt:
1.425% Senior Convertible Notes, Face amount of $244,500 less unaccrued discount of $128,362	3.0%	2032	116,138	116,138
6 5/8% Senior Notes, Face amount of $28,600 less unaccrued discount of $18 and $35, respectively	6.7%	2006	28,582	28,565

Total			$169,720	$169,703

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 29, 2002, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $25,000, with a provision that allows the commitment amount to be increased to $35,000 (the “Current Bank Credit Facility”). The Current Bank Credit Facility expires on May 31, 2005. In June 2004, the Bank Credit Agreement was amended to provide for unsecured borrowings of up to $35,000, an increase of $10,000 compared to the prior agreement. All other terms of the Bank Credit Agreement remain unchanged. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (Interbank Offering Rate plus 1.0%, or 3.6%, at December 31, 2004 and Interbank Offering Rate plus 1.0%, or 2.2%, at December 31, 2003). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.25% on an annual basis at both December 31, 2004 and 2003.

1.425% Senior Convertible Notes (“Senior Convertible Notes”)

On May 14, 2002, the Company issued $353,500 aggregate principal amount of 1.425% senior convertible notes due in 2032 at a discount of 52.5% resulting in an effective yield of 3.0%. In 2002, the Company repurchased $53,000 aggregate principal amount, $25,175 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $22,770. In addition to these cash transactions, in December 2002 the Company repurchased an additional $56,000 aggregate principal amount, $26,600 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $25,984 in a non-cash transaction. As consideration for this repurchase, 1,837,925 shares of HMEC’s common stock were issued.

Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% beginning November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable

NOTE 5 - Debt-(Continued)

conversion rate multiplied by the greater of (i) $0.105 or (ii) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period.

The Senior Convertible Notes will be convertible at the option of the holders into shares of HMEC’s common stock at a conversion price of $26.74 if the conditions for conversion are satisfied. The Senior Convertible Notes are potentially convertible into 4,343,054 shares (17.763 shares per $1 thousand face amount) and with the implementation of EITF Consensus No. 04-8 these shares are included in the calculation of diluted earnings per share to the extent dilutive. The Company may elect to pay holders surrendering notes cash or a combination of cash and shares of HMEC’s common stock for the notes surrendered. Holders may also surrender Senior Convertible Notes for conversion during any period in which the credit rating assigned to the Senior Convertible Notes is Ba2 or lower by Moody’s or BB+ or lower by S&P, the Senior Convertible Notes are no longer rated by either Moody’s or S&P, or the credit rating assigned to the Senior Convertible Notes has been suspended or withdrawn by either Moody’s or S&P. The Senior Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Senior Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock.

6 5/8% Senior Notes (“Senior Notes”)

On January 17, 1996, the Company issued $100,000 face amount of Senior Notes at an effective yield of 6.7%, which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually at a rate of 6 5/8%. The Senior Notes are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 15 basis points, together with accrued interest to the date of redemption.

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

NOTE 5 - Debt-(Continued)

Debt Retirement Charges

The repurchases of the Senior Convertible Notes and Senior Notes resulted in a pretax charge to income for the year ended December 31, 2002 of $2,272.

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Convertible Notes indenture, the Senior Notes indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of (1) debt to capital and (2) insurance subsidiaries’ earnings to future interest charges.

NOTE 6 - Shareholders’ Equity and Stock Options

Share Repurchase Program and Treasury Shares Held (Common Stock)

In December 2002, the Company issued 1,837,925 of the treasury shares as consideration for the repurchase of a portion of its outstanding Senior Convertible Notes. At December 31, 2004, the Company held 17,503,371 shares in treasury. As of December 31, 2004, $96,343 remained authorized for future share repurchases.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2004, 2003 and 2002.

The Company’s catastrophe reinsurance program is augmented by a $75,000 equity put and reinsurance agreement. The equity put provides an option to sell shares of the Company’s convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provides a source of capital for up to $115,000 of catastrophe losses above the reinsurance coverage limit. The agreement contains certain conditions to Horace Mann’s exercise of the equity put option as disclosed in “Note 11 — Catastrophes and Reinsurance”. Fees related to this equity put option totaled $1,125 for the year ended December 31, 2004 and were charged directly to additional paid-in capital.

In connection with the equity put described in the preceding paragraph, the Board of Directors has designated a series of preferred stock to be available for use in the put. The Series so designated is Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) and 100,000 shares have been assigned to this series. None of these shares are currently issued or outstanding. The Series A Stock is dividend paying, at a floating rate which varies with movements in the London Interbank Offered Rate and with changes in the risk rating of the Series A Stock as determined by Standard & Poor’s Corporation. The Series A Stock does not require any sinking fund or similar mechanism regarding payment of such dividends. Beginning on the

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

fourth anniversary of the issuance of Series A Stock, the holders thereof have the right to demand conversion of the Series A Stock into common stock of the Company at a conversion rate based on then prevailing market prices for the common stock; however, upon receipt of a conversion demand, the Company has the right to redeem the Series A Stock prior to such conversion. The Series A Stock has liquidation rights which place the Series A Stock ahead of the common stock in priority. The Series A Stock has no voting rights other than the requirement that the Series A Stock approve any changes in the Series A Stock, the creation of any other class of stock on a par with or superior to the Series A Stock and certain extraordinary transactions such as certain mergers involving the Company.

Director Stock Plan

In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan (“Director Stock Plan”) for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company’s common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2004, 2003 and 2002, 159,005, 147,529 and 139,867 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

Employee Stock Plan

In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees (“Employee Stock Plan”). Shares of the Company’s common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2004, 2003 and 2002, 25,310, 27,231 and 30,585 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

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

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2001	$19.23	$11.12-$33.87	3,412,250	1,350,912	424,312

Increase in options available for grant			—	—	3,000,000
Granted	$20.72	$15.92-$21.64	1,375,950	116,944	(1,375,950)
Vested	$18.20	$13.84-$33.87	—	724,488	—
Exercised	$16.57	$11.13-$22.42	(107,410)	(107,410)	—
Forfeited	$22.01	$15.15-$33.87	(131,370)	(131,370)	131,370

At December 31, 2002	$19.66	$11.12-$33.87	4,549,420	1,953,564	2,179,732

Granted	$13.95	$13.88-$15.33	593,700	153,841	(593,700)
Vested	$18.80	$14.78-$33.87	—	852,582	—
Expired	$15.15	$15.15	(96,750)	(96,750)	96,750
Forfeited	$20.51	$13.88-$33.87	(376,400)	(376,400)	376,400

At December 31, 2003	$18.96	$11.12-$33.87	4,669.970	2,486,837	2,059,182

Granted	$17.32	$15.28-$18.86	28,600	6,350	(28,600)
Vested	$18.35	$13.88-$21.77	—	2,190,383	—
Exercised	$14.02	$11.12-$17.56	(104,192)	(104,192)	—
Forfeited	$19.72	$13.88-$33.87	(375,224)	(375,224)	375,224

At December 31, 2004	$19.01	$13.88-$33.87	4,219,154	4,204,154	2,405,806

The weighted average grant date fair values were $4.35, $3.98 and $8.99 for options granted in 2004, 2003 and 2002, respectively. The weighted average prices of vested and exercisable options as of December 31, 2003 and 2002 were $19.49 and $20.22, respectively. For options outstanding at December 31, 2004, information segregated by ranges of exercise prices was as follows:

				Vested and Exercisable Options
	Weighted Average Option Price per Share	Range of Option Prices per Share	Total Options Outstanding	Options	Weighted Average Option Price per Share	Weighted Average Life
At December 31, 2004
	$18.18	$13.88-$20.80	3,762,879	3,747,879	$18.18	6.5 years
	$22.78	$21.64-$29.21	330,575	330,575	$22.78	4.9 years
	$33.87	$33.87	125,700	125,700	$33.87	3.3 years

Total	$19.01	$13.88-$33.87	4,219,154	4,204,154	$19.01	6.3 years

NOTE 7 - Income Taxes

The federal income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Current (asset) liability	$(1,761)	$2,803
Deferred liability	25,882	8,426

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that give rise to the deferred tax balances at December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Deferred tax assets
Discounting of unpaid claims and claim expenses tax reserves	$9,830	$8,862
Life insurance future policy benefit reserve revaluation	25,786	29,296
Unearned premium reserve reduction	13,730	13,314
Postretirement benefits other than pension	10,193	10,585
Unutilized net operating loss carryforward	19,829	17,586
Unutilized capital loss carryforward	4,519	9,342
Impaired securities	2,119	3,544
Other comprehensive income – minimum pension liability	8,073	9,289
Compensation accruals	4,482	6,619

Total gross deferred tax assets	98,561	108,437

Deferred tax liabilities
Other comprehensive income – unrealized gains on securities	49,897	43,943
Intangible assets	10,020	9,849
Deferred policy acquisition costs	62,407	59,759
Other, net	2,119	3,312

Total gross deferred tax liabilities	124,443	116,863

Net deferred tax liability	$25,882	$8,426

Based on the Company’s historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

At December 31, 2004, the Company had available $56,654 (pretax) of net tax operating loss carryforwards for federal income tax purposes. These carryforwards will expire beginning in 2021 thru 2023. In addition, the Company had available $12,912 (pretax) of capital loss carryforwards which will expire beginning in 2006 thru 2008.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service audit. These liabilities are reevaluated routinely and are adjusted appropriately, based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

NOTE 7 - Income Taxes-(Continued)

The components of federal income tax expense (benefit) were as follows:

	Year Ended December 31,
	2004	2003	2002
Current	$(500)	$7,106	$29,423
Deferred	13,944	(6,902)	(33,091)

Total tax expense (benefit)	$13,444	$204	$(3,668)

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2004	2003	2002
Expected federal tax on income	$24,415	$6,713	$2,683
Add (deduct) tax effects of:
Tax-exempt interest	(6,214)	(5,027)	(3,928)
Dividend received deduction	(1,667)	(1,918)	(2,608)
Other, net	(3,090)	436	185

Income tax expense (benefit) provided on income	$13,444	$204	$(3,668)

NOTE 8 - Fair Value of Financial Instruments

The Company is required under GAAP to disclose estimated fair values for certain financial instruments. Fair values of the Company’s insurance contracts other than annuity contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts. The following methods and assumptions were used to estimate the fair value of financial instruments.

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

Annuity Contract Liabilities and Policyholder Account Balances on Interest-sensitive Life Contracts - The fair values of annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company’s current interest rates for similar products including consideration of minimum guaranteed interest rates) including an adjustment for risk that the timing or amount of cash flows will vary from management’s estimate.

Other Policyholder Funds - Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations which represent deposits that do not have defined maturities. The carrying value of these funds is used as a reasonable estimate of fair value.

NOTE 8 - Fair Value of Financial Instruments-(Continued)

Long-term Debt - The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

The carrying amounts and fair values of financial instruments at December 31, 2004 and 2003 consisted of the following:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments
Fixed maturities	$3,541,255	$3,541,255	$3,258,674	$3,258,674
Short-term and other investments	115,835	118,969	104,904	109,877
Short-term investments, loaned securities collateral	142	142	22,147	22,147

Total investments	3,657,232	3,660,366	3,385,725	3,390,698
Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	85,594	83,685	87,249	85,302
Annuity contract liabilities	1,688,075	1,529,588	1,526,174	1,361,788
Other policyholder funds	142,634	142,634	129,888	129,888
Short-term debt	25,000	25,000	25,000	25,000
Long-term debt	144,720	143,746	144,703	142,916

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited) December 31,
	2004	2003
Statutory capital and surplus of insurance subsidiaries	$478,162	$438,856
Increase (decrease) due to:
Deferred policy acquisition costs	209,576	193,703
Difference in policyholder reserves	(28,289)	(40,600)
Goodwill	47,396	47,396
Value of acquired insurance in force	21,522	27,259
Liability for postretirement benefits, other than pensions	(28,917)	(29,871)
Investment fair value adjustments on fixed maturities	142,001	133,813
Difference in investment reserves	36,555	30,866
Federal income tax liability	(66,639)	(43,493)
Minimum pension liability adjustment	(23,065)	(26,541)
Non-admitted assets and other, net	68	1,733
Shareholders’ deficit of parent company and non-insurance subsidiaries	(42,444)	(32,943)
Parent company short-term and long-term debt	(169,720)	(169,703)

Shareholders’ equity as reported herein	$576,206	$530,475

	(Unaudited) Year Ended December 31,
	2004	2003	2002
Statutory net income (loss) of insurance subsidiaries	$55,617	$12,616	$(28,741)
Net loss of non-insurance companies	(2,475)	(4,337)	(3,831)
Interest expense	(6,819)	(6,339)	(8,517)
Tax benefit of interest expense and other parent company current tax adjustments	7,626	(2,087)	5,731

Combined net income (loss)	53,949	(147)	(35,358)
Increase (decrease) due to:
Deferred policy acquisition costs	17,607	19,836	21,821
Policyholder benefits	41,448	126,999	(42,708)
Reserve adjustment on life reinsurance ceded	(10,000)	(118,813)	50,000
Federal income tax expense	(14,038)	5,101	32,859
Amortization of intangible assets	(5,990)	(5,027)	(5,734)
Investment reserves	834	6,446	9,009
Other adjustments, net	(27,497)	(15,420)	(18,556)

Net income as reported herein	$56,313	$18,975	$11,333

The Company has principal insurance subsidiaries domiciled in Illinois, California and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance, the California Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

NOTE 9 - Statutory Surplus and Subsidiary Dividend Restrictions-(Continued)

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2005 without prior approval is approximately $74,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2004 and 2003, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

On December 31, 2003, the Company’s primary life insurance subsidiary, Horace Mann Life Insurance Company (“HMLIC”), entered into a reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada (“SLACC”) which replaced the 2002 agreement with Sun Life Reinsurance Company Limited (“SLRCL”), a member of the Sun Life Financial Group. Under the terms of the December 31, 2003 agreement, which is expected to be in place for a five year period, HMLIC ceded to SLACC, on a combination coinsurance and modified coinsurance basis, a 75% quota share of HMLIC’s in force interest-sensitive life block of business issued prior to January 1, 2002. SLACC assumes its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC’s liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission received by HMLIC was $50,000 and resulted in a $32,500 after-tax increase in HMLIC’s statutory surplus. Growth in HMLIC’s surplus determined under statutory accounting principles in 2004 was reduced by $6,500, and it is anticipated that surplus growth will be reduced by approximately the same amount annually in 2005 through 2008 as the coinsurance reserve declines over the term of the agreement. Fees related to these transactions reduced the Company’s pretax GAAP income $973 in 2004 and are anticipated to reduce pretax GAAP income by $775 in 2005 and thereafter continue to decline over the term of the agreement. These transactions improved the statutory operating leverage and risk-based capital ratio of HMLIC in 2004, 2003 and 2002, but did not impact reported GAAP capitalization. The agreement contains a condition whereby HMLIC must maintain an S&P financial strength rating of BBB- or higher. If this condition is not maintained for a period of more than 60 consecutive days, an experience refund provision, which operates to limit the fees related to this transaction, would be voided. HMLIC may recapture the agreement without penalty after giving 30 days written notice. The Company has no other financial reinsurance agreements in effect.

NOTE 10 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both.

After completing the first year of employment, all employees participate in the defined contribution plan. Under this plan, the Company makes contributions to each participant’s account based on eligible compensation and years of service. Contribution percentages are currently as follows: (1) employees hired on or after April 1, 1997, 5% of eligible compensation; (2) employees hired prior to April 1, 1997 with less than 15 years of service, 6% of eligible compensation; and (3) employees hired prior to April 1, 1997 with 15 or more years of service, 7% of eligible compensation. Participants are 100% vested in this plan after 5 years of service.

All employees of the Company participate in a 401(k) plan. Beginning January 1, 2002, the Company automatically contributes 3% of eligible compensation to each employee’s account, which is 100% vested at the time of the contribution. In addition, employees may voluntarily contribute up to 20% of their eligible compensation into their account.

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. Amounts earned under the defined benefit and supplemental defined benefit plans have been based on years of service and the highest 36 consecutive months of earnings while under the plan (through March 31, 2002). Participants are 100% vested in these defined benefit plans after 5 years of service.

The Company’s policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined contribution, 401(k) and defined benefit plans, investments have been set aside in a trust fund. The supplemental retirement plans are non-qualified, unfunded plans.

Employees whose compensation exceeds the limits covered under the qualified plans participate in an unfunded, non-qualified defined contribution plan. The Company accrues an amount for each participant based on their compensation, years of service and account balance. Participants are 100% vested in this plan after 5 years of service.

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental plans was $13,862, $15,347 and $19,259 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 10 - Pension Plans and Other Postretirement Benefits-(Continued)

Qualified Defined Contribution Plan, 401(k) Plan and Non-qualified Defined Contribution Plan

Pension benefits under the qualified defined contribution plan were fully funded and investments were set aside in a trust fund. None of the trust fund assets for the qualified defined contribution plan have been invested in shares of HMEC’s common stock. The 401(k) plan was fully funded and investments were set aside through an annuity contract underwritten by the Company’s principal life insurance subsidiary. The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants. One of the variable return account options invests in shares of HMEC common stock. Contributions to employees’ accounts under the non-qualified defined contribution plan are equal to cash payments to retirees for the period as this is an unfunded plan and are reported below. Contributions to employees’ accounts under the qualified defined contribution plan and the 401(k) plan, which were expensed in the Company’s Consolidated Statements of Operations, and total assets of the plans were as follows:

	Year Ended December 31,
	2004	2003	2002
Qualified defined contribution plan:
Contributions to employees accounts	$5,920	$5,818	$6,254
Total assets at the end of the year	118,499	112,795	105,431
401(k) plan:
Contributions to employees accounts	3,577	3,705	3,471
Total assets at the end of the year	102,595	94,020	81,751
Non-qualified defined contribution plan:
Contributions to employees accounts	191	—	29
Total assets at the end of the year	—	—	—

NOTE 10 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize both the funding status of the defined benefit and supplemental retirement pension plans and identify the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

	Defined Benefit Plan			Supplemental Retirement Plans
	December 31,			December 31,
	2004	2003	2002	2004	2003	2002
Change in benefit obligation:
Projected benefit obligation at beginning of year	$53,261	$50,402	$50,927	$15,126	$15,148	$12,899
Service cost	—	—	696	(29)	416	486
Interest cost	2,916	3,258	3,453	964	971	853
Actuarial loss (gain)	(774)	8,569	7,056	1,462	(190)	1,892
Benefits paid	(1,594)	(2,022)	(1,484)	(1,015)	(1,219)	(982)
Settlements	(4,305)	(6,946)	(10,246)	—	—	—

Projected benefit obligation at end of year	$49,504	$53,261	$50,402	$16,508	$15,126	$15,148

Change in plan assets:
Fair value of plan assets at beginning of year	$33,729	$28,105	$34,569	$—	$—	$—
Actual return on plan assets	3,554	5,812	(2,644)	—	—	—
Employer contributions	3,500	8,780	7,910	1,015	1,219	982
Benefits paid	(1,594)	(2,022)	(1,484)	(1,015)	(1,219)	(982)
Settlements	(4,305)	(6,946)	(10,246)	—	—	—

Fair value of plan assets at end of year	$34,884	$33,729	$28,105	$—	$—	$—

Funded status	$(14,620)	$(19,532)	$(22,297)	$(16,508)	$(15,126)	$(15,148)
Unrecognized net actuarial loss	18,364	22,860	22,393	4,624	3,681	4,136

Prepaid (accrued) benefit cost included in the Consolidated Balance Sheets	3,744	3,328	96	(11,884)	(11,445)	(11,012)
Additional liability to recognize unfunded accumulated benefit obligation	(18,364)	(22,860)	(22,393)	(4,701)	(3,681)	(4,170)

Total benefit cost	$(14,620)	$(19,532)	$(22,297)	$(16,585)	$(15,126)	$(15,182)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$3,744	$3,328	$96	$11,884	$(11,445)	$(11,012)
Minimum liability	(18,364)	(22,860)	(22,393)	(4,701)	(3,681)	(4,170)
Accumulated other comprehensive income	18,364	22,860	22,393	4,701	3,681	4,170

Net amount recognized	$3,744	$3,328	$96	$11,884	$(11,445)	$(11,012)

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$49,504	$53,261	$50,402	$16,508	$15,126	$15,148
Accumulated benefit obligation	49,504	53,261	50,402	16,508	15,126	15,148
Fair value of plan assets	34,884	33,729	28,105	—	—	—

NOTE 10 - Pension Plans and Other Postretirement Benefits-(Continued)

The decrease in the Company’s 2004 minimum pension liability for the defined benefit plan of $4,496 was primarily attributable to an improvement in asset performance and a decrease in settlements. The increase in the Company’s 2002 minimum pension liability for the defined benefit plan of $7,426 was attributable to the following factors: (1) a decline in asset performance, (2) an increase in the assumed frequency of lump sum elections, (3) an increase in retirement rates and (4) a change in the discount rate from 7.00% to 6.75%. These increases were recorded as charges to a separate component of shareholders’ equity.

	Defined Benefit Plan			Supplemental Retirement Plans
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Components of net periodic pension (income) expense:
Service cost	$—	$—	$696	$(29)	$416	$486
Interest cost	2,916	3,258	3,453	964	971	853
Expected return on plan assets	(2,730)	(2,490)	(2,798)	—	—	—
Recognized net actuarial loss	1,217	1,675	980	519	265	360
Settlement loss	1,682	3,104	4,093	—	—	—

Net periodic pension expense	$3,085	$5,547	$6,424	$1,454	$1,652	$1,699

Weighted-average assumptions used to determine expense:
Discount rate	6.25%	6.38%	6.81%	6.25%	6.75%	7.00%
Expected return on plan assets	7.50%	7.50%	7.81%	*	*	*
Annual rate of salary increase	*	*	4.00%	*	*	4.00%

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

The allocation by asset category of the Company’s defined benefit pension plan assets at December 31, 2004, 2003 and 2002 (the measurement dates) were as follows:

	December 31,
	2004	2003	2002
Asset category
Equity securities (1)	67.8%	71.3%	55.6%
Debt securities	29.2	26.7	23.1
Cash and short-term investments	3.0	2.0	21.3

Total	100.0%	100.0%	100.0%

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

NOTE 10 - Pension Plans and Other Postretirement Benefits-(Continued)

In 2002, the Company adopted an investment policy for the defined benefit pension plan that aligns the assets within the plan’s trust to an approximate 70% equity and 30% stable value funds allocation. Management believes this allocation will produce the targeted long-term rate of return on assets necessary for payment of future benefit obligations, while providing adequate liquidity for payments to current beneficiaries. During 2003, assets were rebalanced to reflect the defined benefit pension plan’s investment policy and the trustee has been directed to review and adjust invested assets at least quarterly to maintain the target allocation percentages.

The Company expects to contribute $4,000 to the defined benefit plan and $1,035 to the supplemental retirement plans in 2005.

Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and eligible dependents. Effective January 1, 2001, the eligibility requirement was age 55 and 20 years of service. Employees hired on or after January 1, 2001 are not eligible for postretirement medical benefits. Effective January 1, 2004, only employees who were at least age 50 with at least 15 years of service by December 31, 2003 are eligible to participate in this program. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees’ service years.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2004, 2003 and 2002 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2004	2003	2002
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$30,237	$37,087	$35,749
Changes during fiscal year
Service cost	102	248	396
Interest cost	1,803	1,972	2,231
Plan amendments	—	(3,947)	—
Benefits paid	(2,229)	(2,301)	(1,976)
Actuarial (gain) loss	2,401	(2,822)	687

Accumulated postretirement benefit obligation at end of year	$32,314	$30,237	$37,087

Unfunded status	$(32,314)	$(30,237)	$(37,087)
Unrecognized prior service cost	(2,870)	(3,588)	—
Unrecognized net loss from past experience different from that assumed	6,267	3,954	6,834

Accrued postretirement benefit cost	$(28,917)	$(29,871)	$(30,253)

	Year Ended December 31,
	2004	2003	2002
Components of net periodic benefit cost:
Service cost	$102	$248	$396
Interest cost	1,803	1,972	2,231
Amortization of prior service cost	(718)	(359)	—
Amortization of prior losses	88	58	—

Net periodic benefit cost	$1,275	$1,919	$2,627

The Company expects to contribute $2,140 to the postretirement benefit plan in 2005.

NOTE 10 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

	December 31,
	2004	2003	2002
Accumulated postretirement benefit obligation
Effect of a one percentage point increase	$879	$799	$904
Effect of a one percentage point decrease	(783)	(710)	(805)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$48	$54	$45
Effect of a one percentage point decrease	(43)	(48)	(40)

Healthcare cost trend rate assumed	12.0%	11.0%	12.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.5%	5.5%	5.5%
Year the rate is assumed to reach the ultimate trend rate	2012	2009	2009

Weighed-average assumptions used to determine benefit obligation and net benefit cost as of December 31,
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rate of 5.75% at December 31, 2004 is based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including Moody’s Aa long-term bond index.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, providing guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The benefit obligations currently recorded in the tables above do not reflect any amount associated with a subsidy because the Company is unable to determine, at this time, whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The impact of this program is not expected to be material to the Company.

Estimated Future Benefit Payments

The Company’s defined benefit and supplemental defined benefit plans are subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for these plans. Therefore, actual results could vary from the estimates below. Estimated future benefit payments at December 31, 2004 are as follows:

	2005	2006	2007	2008	2009	2010-2014
Pension plans:
Defined benefit plan	$7,008	$5,154	$4,531	$4,405	$3,965	$15,458
Supplemental retirement plans	1,035	1,049	1,238	1,243	1,248	6,292
Postretirement benefits	2,140	2,258	2,327	2,450	2,525	13,144

NOTE 11 - Catastrophes and Reinsurance

In the normal course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

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

The Company’s net catastrophe losses incurred of approximately $70,460 for the year ended December 31, 2004 were at an unprecedented level for the Company and primarily reflected losses from Hurricanes Charley, Frances, Ivan and Jeanne, which totaled $64,196.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2004	2003
Reinsurance recoverables on reserves and unpaid claims
Life and health	$7,274	$8,161
Property and casualty
State insurance facilities	5,380	9,582
Other insurance companies	20,342	11,033

Total	$32,996	$28,776

NOTE 11 - Catastrophes and Reinsurance-(Continued)

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

	Gross Amount	Ceded to Other Companies	Assumed from State Facilities	Net
Year ended December 31, 2004
Premiums written and contract deposits	$1,010,816	$31,445	$18,985	$998,356
Premiums and contract charges earned	686,732	31,518	19,490	674,704
Benefits, claims and settlement expenses	581,866	110,736	13,280	484,410

Year ended December 31, 2003
Premiums written and contract deposits	971,213	23,038	7,284	955,459
Premiums and contract charges earned	658,171	22,249	7,614	643,536
Benefits, claims and settlement expenses	523,205	8,342	4,115	518,978

Year ended December 31, 2002
Premiums written and contract deposits	905,674	20,750	14,405	899,329
Premiums and contract charges earned	642,310	33,567	16,490	625,233
Benefits, claims and settlement expenses	462,476	26,784	15,174	450,866

Gross and ceded benefits, claims and settlement expenses for the year ended December 31, 2004 reflect the impact of property and casualty losses from Hurricanes Charley, Frances, Ivan and Jeanne. Ceded premiums written and earned for the same period include approximately $5,000 of catastrophe reinsurance reinstatement premium.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2004. Past due reinsurance recoverables as of December 31, 2004 were not material.

The Company maintains an excess and catastrophe treaty reinsurance program. Effective January 1, 2004, the Company reinsured 95% of catastrophe losses above a retention of $10,000 per occurrence up to $80,000 per occurrence. The catastrophe treaty coverage consisted of four layers, each of which provided for one mandatory reinstatement. The four layers were $5,000 excess of $10,000, $10,000 excess of $15,000, $15,000 excess of $25,000 and $40,000 excess of $40,000. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $15,600 up to $73,300 with the Florida Hurricane Catastrophe Fund (“FHCF”), based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1. These catastrophe reinsurance programs are augmented by a $75,000 equity put and reinsurance agreement. This equity put provides an option to sell shares of the Company’s convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceed the catastrophe reinsurance program coverage limit. See also “Note 6 — Shareholders’ Equity and Stock Options”.

NOTE 11 - Catastrophes and Reinsurance-(Continued)

Effective May 7, 2002, the Company entered into an equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company. The Swiss Re Group is rated “A+ (Superior)” by A.M. Best. Under the 36-month agreement, which is renewable annually at the option of the Company, the equity put coverage of $75,000 provides a source of capital for up to $115,000 of pretax catastrophe losses above the reinsurance coverage limit. The Company also has the option, in place of the equity put, to require a Swiss Re Group member to issue a 10% quota share reinsurance coverage of all of the Company’s property and casualty book of business. Annual fees related to this equity put option, which are charged directly to additional paid-in capital, are 145 basis points for the May 7, 2002 through May 7, 2004 period increasing to 150 basis points for the May 7, 2004 through May 7, 2005 period. The agreement contains certain conditions to Horace Mann’s exercise of the equity put option including: (1) the Company’s shareholders’ equity, adjusted to exclude goodwill, can not be less than $215,000 after recording the first triggering event; (2) the Company’s debt as a percentage of total capital can not be more than 47.5% prior to recording the triggering event; and (3) the Company’s S&P financial strength rating can not be below “BBB” prior to a triggering event. The Company’s S&P financial strength rating was “A” at December 31, 2004.

For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500 up to $20,000. For property coverages, the Company reinsures each loss above a retention of $500 up to $2,500, including catastrophe losses that in the aggregate are less than the retention levels above.

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

NOTE 12 - Contingencies

Lawsuits and Legal Proceedings

In June 2002, the Company recorded a pretax charge of $1,581 representing the Company’s best estimate of the costs of resolving class action lawsuits related to diminished value brought against the Company. A final court hearing on this matter was held on December 18, 2002, at which time the settlement was approved and was within the amount previously accrued by the Company.

There are various other lawsuits and legal proceedings against the Company. Management and legal counsel are of the opinion that the ultimate disposition of such other litigation will have no material adverse effect on the Company’s financial position.

Assessments for Insolvencies of Unaffiliated Insurance Companies

The Company is also contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been insignificant.

NOTE 13 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$56,313	$18,975	$11,333
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(12,197)	(25,487)	49,407
Depreciation and amortization	11,046	11,082	12,512
Increase in insurance liabilities	122,360	151,928	80,220
(Increase) decrease in premium receivables	(2,404)	634	10,968
Increase in deferred policy acquisition costs	(15,873)	(19,835)	(21,822)
Decrease in reinsurance recoverable	949	1,110	4,279
Increase (decrease) in federal income tax liabilities	10,596	(18,791)	(9,061)
Decrease in liabilities for restructuring and litigation charges	(286)	(3,101)	(170)
Other	(3,226)	5,319	16,592

Total adjustments	110,965	102,859	142,925

Net cash provided by operating activities	$167,278	$121,834	$154,258

The Company’s repurchases of debt in 2002 resulted in non-cash financing charges of $1,731.

NOTE 14 - Segment Information

The Company’s operations include the following operating segments which have been determined on the basis of insurance products sold: property and casualty, annuity and life insurance. The property and casualty insurance segment includes primarily personal lines automobile and homeowners products. The annuity segment includes primarily fixed and variable tax-qualified annuity products. The life insurance segment includes primarily interest-sensitive life and traditional life products.

The accounting policies of the segments are the same as those described in “Note 1—Summary of Significant Accounting Policies”. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the corporate and other segment to the property and casualty, annuity and life segments, on a direct cost basis. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2004	2003	2002
Insurance premiums and contract charges earned
Property and casualty	$561,287	$533,761	$519,546
Annuity	16,708	14,588	14,247
Life	96,709	96,004	92,707
Intersegment eliminations	—	(817)	(1,267)

Total	$674,704	$643,536	$625,233

Net investment income
Property and casualty	$33,793	$31,892	$35,180
Annuity	109,393	104,380	107,731
Life	49,490	49,605	53,925
Corporate and other	(80)	10	387
Intersegment eliminations	(1,148)	(1,162)	(1,175)

Total	$191,448	$184,725	$196,048

Net income
Property and casualty	$27,587	$(17,805)	$19,943
Annuity	12,646	14,353	16,963
Life	14,751	13,431	18,899
Corporate and other (a)	1,329	8,996	(44,472)

Total	$56,313	$18,975	$11,333

	December 31,
	2004	2003	2002
Assets
Property and casualty	$870,627	$782,705	$731,747
Annuity	3,489,688	3,160,704	2,627,585
Life	962,564	946,131	1,035,820
Corporate and other	94,513	93,047	95,790
Intersegment eliminations	(45,490)	(29,372)	(37,336)

Total	$5,371,902	$4,953,215	$4,453,606

(a)	The corporate and other segment includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges and certain public company expenses.

NOTE 14 - Segment Information-(Continued)

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2004	2003	2002
Amortization of deferred policy acquisition costs
Property and casualty	$56,141	$56,904	$51,804
Annuity	4,364	767	2,740
Life	9,496	7,491	8,020
Intersegment eliminations	—	(817)	(1,267)

Total	$70,001	$64,345	$61,297

Amortization of intangible assets
Value of acquired insurance in force
Annuity	$4,453	$3,402	$4,008
Life	1,537	1,625	1,726

Total	$5,990	$5,027	$5,734

Income tax expense (benefit)
Property and casualty	$1,879	$(17,367)	$3,847
Annuity	3,686	5,413	6,260
Life	7,282	7,343	10,264
Corporate and other (a)	597	4,815	(24,039)

Total	$13,444	$204	$(3,668)

(a)	The corporate and other segment includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges and certain public company expenses.

NOTE 15 - Unaudited Interim Information

Summary quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2004
Insurance premiums written and contract deposits	$241,946	$255,558	$256,034	$244,818
Total revenues	223,855	217,890	215,163	221,441
Net income (loss)	28,329	(12,644)	18,937	21,691
Per share information
Basic
Net income (loss)	$0.66	$(0.30)	$0.44	$0.51
Shares of common stock - weighted average (a)	42,821	42,773	42,732	42,722
Diluted
Net income (loss) (b)	$0.61	$(0.30)	$0.41	$0.47
Shares of common stock and equivalent shares - weighted average (a) (b)	47,474	43,022	47,311	47,277

2003
Insurance premiums written and contract deposits	$249,723	$251,436	$234,760	$219,540
Total revenues	232,436	211,014	209,207	201,091
Net income (loss)	23,059	(14,266)	2,083	8,099
Per share information
Basic
Net income (loss)	$0.54	$(0.34)	$0.05	$0.19
Shares of common stock - weighted average (a)	42,722	42,722	42,707	42,700
Diluted
Net income (loss) (b)	$0.50	$(0.34)	$0.05	$0.19
Shares of common stock and equivalent shares - weighted average (a) (b)	47,243	42,933	42,901	47,212

2002
Insurance premiums written and contract deposits	$236,377	$232,604	$218,600	$211,748
Total revenues	210,667	189,981	163,406	207,820
Net income (loss)	13,547	549	(18,334)	15,571
Per share information
Basic
Net income (loss)	$0.33	$0.02	$(0.45)	$0.38
Shares of common stock - weighted average (a)	41,293	40,850	40,838	40,780
Diluted
Net income (loss) (b)	$0.31	$0.02	$(0.45)	$0.38
Shares of common stock and equivalent shares - weighted average (a) (b)	45,809	41,025	41,294	41,231

(a)	Rounded to thousands.

(b)	Effective December 31, 2004, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) Consensus 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. The Company’s Senior Convertible Notes, issued in May 2002, represent 4,343,054 equivalent shares and have annual interest expense of $2,737 after tax. Diluted per share information for all periods is presented on a basis consistent with this consensus.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2004

(Dollars in thousands)

Type of Investments	Cost(1)	Fair Value	Amount shown in Balance Sheet
Fixed maturities:
U.S. Government and federally sponsored agency obligations	$880,813	$890,771	$890,771
States, municipalities and political subdivisions	568,165	578,920	578,920
Foreign government bonds	32,575	36,267	36,267
Public utilities	174,716	184,195	184,195
Other corporate bonds	1,742,985	1,851,102	1,851,102

Total fixed maturity securities	3,399,254	$3,541,255	3,541,255

Mortgage loans	3,928	XXX	3,928
Short-term investments	32,112	XXX	32,112
Short-term investments, loaned securities	142	XXX	142
Policy loans and other	79,233	XXX	79,795

Total investments	$3,514,669	XXX	$3,657,232

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2004 and 2003

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Investments and cash	$184	$6,819
Investment in subsidiaries	716,300	640,886
Other assets	51,112	53,297

Total assets	$767,596	$701,002

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$25,000	$25,000
Long-term debt	144,720	144,703
Other liabilities	21,670	824

Total liabilities	191,390	170,527

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2004, 60,350,014, 2003, 60,225,311	60	60
Additional paid-in capital	343,178	342,306
Retained earnings	494,665	456,330
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	85,872	81,608
Minimum pension liability adjustment	(14,992)	(17,252)
Treasury stock, at cost, 2004 and 2003, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	576,206	530,475

Total liabilities and shareholders’ equity	$767,596	$701,002

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Revenues
Net investment income	$(76)	$19	$386
Realized investment gains (losses)	(237)	62	(430)

Total revenues	(313)	81	(44)

Expenses
Interest	6,819	6,339	8,517
Debt retirement costs	—	—	2,272
Other	2,834	4,629	1,755

Total expenses	9,653	10,968	12,544

Loss before income taxes and equity in net earnings of subsidiaries	(9,966)	(10,887)	(12,588)
Income tax benefit	(3,358)	(4,131)	(3,954)

Loss before equity in net earnings of subsidiaries	(6,608)	(6,756)	(8,634)
Equity in net earnings of subsidiaries	62,921	25,731	19,967

Net income	$56,313	$18,975	$11,333

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Interest expense paid	$(5,955)	$(5,454)	$(9,540)
Contribution to defined benefit pension plan trust fund	(3,500)	(8,780)	(7,910)
Federal income taxes recovered	7,153	6,344	7,793
Cash dividends received from subsidiaries	11,900	23,300	5,900
Other, net	786	2,534	9,296

Net cash provided by operating activities	10,384	17,944	5,539

Cash flows provided by (used in) investing activities
Net (increase) decrease in investments	6,635	(3,368)	(2,477)
Capital contributions to subsidiaries	—	(27,500)	—

Net cash provided by (used in) investing activities	6,635	(30,868)	(2,477)

Cash flows provided by (used in) financing activities
Dividends paid to shareholders	(17,978)	(17,953)	(17,164)
Principal borrowings (payments) on Bank Credit Facility	—	25,000	(53,000)
Exercise of stock options	1,592	—	2,183
Catastrophe-linked equity put option premium	(1,125)	(1,088)	(1,088)
Proceeds from issuance of Senior Convertible Notes	—	—	162,654
Repurchase of Senior Notes and Senior Convertible Notes	—	—	(97,523)
Change in bank overdrafts	492	6,965	876

Net cash provided by (used in) financing activities	(17,019)	12,924	(3,062)

Net decrease in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTE TO CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H				I	J		K
Schedule VI: A	B	C	D	E		F	G		H			I		J	K

Segment	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits claims and settlement expenses	Claims and claims adjustment expense incurred related to			Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
									Current year	Prior years
Year Ended December 31, 2004
Property and casualty	$19,655	$335,000	$0	$196,144	$—	$561,287	$33,793	$439,266	$435,451	$3,815		$56,141	$70,208	$413,680	$562,327
Annuity	95,986	1,690,580	xxx	—	135,678	16,708	109,393	76,876	xxx	xxx		4,364	28,529	xxx	xxx
Life	93,935	780,282	xxx	8,562	6,956	96,709	49,490	76,936	xxx	xxx		9,496	37,733	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(1,228)	—	xxx	xxx		—	9,043	xxx	xxx

Total	$209,576	$2,805,862	xxx	$204,706	$142,634	$674,704	$191,448	$593,078	xxx	xxx		$70,001	$145,513	xxx	xxx

Year Ended December 31, 2003
Property and casualty	$19,022	$304,307	$0	$190,204	$—	$533,761	$31,892	$472,843	$416,473	$56,370		$56,904	$71,078	$420,156	$546,510
Annuity	80,469	1,528,516	xxx	—	122,104	14,588	104,380	72,076	xxx	xxx		767	26,359	xxx	xxx
Life	94,212	755,216	xxx	8,787	7,784	96,004	49,605	77,029	xxx	xxx		7,491	40,313	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	(817)	(1,152)	—	xxx	xxx		(817)	10,526	xxx	xxx

Total	$193,703	$2,588,039	xxx	$198,991	$129,888	$643,536	$184,725	$621,948	xxx	xxx		$64,345	$148,276	xxx	xxx

Year Ended December 31, 2002
Property and casualty	$21,388	$275,706	$0	$180,509	$—	$519,546	$35,180	$410,161	$387,747	$23,995	(1)	$51,804	$68,969	$422,368	$524,877
Annuity	63,643	1,389,498	xxx	—	116,489	14,247	107,731	69,233	xxx	xxx		2,740	26,784	xxx	xxx
Life	89,524	728,603	xxx	8,875	8,619	92,707	53,925	69,852	xxx	xxx		8,020	39,597	xxx	xxx
Other, including consolidating eliminations	N/A	2,000	xxx	N/A	N/A	(1,267)	(788)	—	xxx	xxx		(1,267)	18,316	xxx	xxx

Total	$174,555	$2,395,807	xxx	$189,384	$125,108	$625,233	$196,048	$549,246	xxx	xxx		$61,297	$153,666	xxx	xxx

(1)	Property and casualty segment claims and claims adjustment expense incurred related to prior years includes a $1,581 statutory accounting charge for class action litigation which was separately reported as Litigation Charges in the Company’s Consolidated Statements of Operations.

N/A	Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net	Percentage of Amount Assumed to Net
Year ended December 31, 2004
Life insurance in force	$13,223,226	$1,428,621	—	$11,794,605	—
Premiums
Property and casualty	$567,923	$26,126	$19,490	$561,287	3.5%
Annuity	16,708	—	—	16,708	—
Life	102,101	5,392	—	96,709	—
Other, including consolidating eliminations	—	—	—	—	—

Total premiums	$686,732	$31,518	$19,490	$674,704	2.9%

Year ended December 31, 2003
Life insurance in force	$13,263,273	$1,333,005	—	$11,930,268	—
Premiums
Property and casualty	$542,500	$16,353	$7,614	$533,761	1.4%
Annuity	14,588	—	—	14,588	—
Life	101,900	5,896	—	96,004	—
Other, including consolidating eliminations	(817)	—	—	(817)	—

Total premiums	$658,171	$22,249	$7,614	$643,536	1.2%

Year ended December 31, 2002
Life insurance in force	$13,196,369	$1,286,109	—	$11,910,260	—
Premiums
Property and casualty	$530,253	$27,197	$16,490	$519,546	3.2%
Annuity	14,247	—	—	14,247	—
Life	99,077	6,370	—	92,707	—
Other, including consolidating eliminations	(1,267)	—	—	(1,267)	—

Total premiums	$642,310	$33,567	$16,490	$625,233	2.6%

NOTE:	Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2004

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2004. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description
(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture dated as of January 17, 1996, between HMEC and U.S. Trust Company of California, N.A. as trustee, with regard to HMEC’s 6 5/8% Senior Notes Due 2006, incorporated by reference to Exhibit 4.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the SEC on March 13, 1996.

	4.1(a)	Form of 6 5/8% Senior Notes Due 2006 (included in Exhibit 4.1).

	4.2	Indenture dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC’s 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit 4.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	4.2(a)	Form of 1.425% Senior Convertible Notes Due 2032 (included in Exhibit 4.2).

	4.3	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock (included in Exhibit 10.17).

Exhibit No.		Description
(10)	Material contracts:

	10.1	Credit Agreement dated as of May 29, 2002 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.1(a)	First Amendment to Credit Agreement dated as of June 1, 2004 among HMEC, certain financial institutions named therein and the Agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.2*	Stock Subscription Agreement among HMEC (as successor to HME Holdings, Inc.), The Fulcrum III Limited Partnership, The Second Fulcrum III Limited Partnership and each of the Management Investors, incorporated by reference to Exhibit 10.17 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1989, filed with the SEC on April 2, 1990.

	10.3*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

	10.4*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

	10.5*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.5(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.5(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

Exhibit No.		Description

	10.5(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.6*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.7*	Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.7(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.7(b)*	Specimen Regular Employee Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.7(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.7(d)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

Exhibit No.		Description

	10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.11*	Summary of HMEC Non-Employee Director Compensation.

	10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

	10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC.

	10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.15*	Letter of Employment between HMSC and Frank D’Ambra III effective February 1, 2005.

	10.16*	Transition, Retirement and Release Agreement entered by and between HMSC and George J. Zock as of December 31, 2003, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.

	10.17	First Amended and Restated Catastrophe Equity Securities Issuance Option and Reinsurance Option Agreement entered by and between HMEC, Swiss Re Financial Products Corporation (Option Writer) and Swiss Reinsurance America Corporation (Reinsurance Option Writer), dated May 7, 2002, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 14, 2002.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

Exhibit No.		Description

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

	99.2	Updated Numerical Exhibits to the Company’s Earnings Release for the Year ended December 31, 2004.