Form 10-Q
period 2005-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2005-05-10
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 29, 2005, 42,884,828 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the three-month periods ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 10, 2005

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost, 2005, $3,456,813; 2004, $3,399,254)	$3,531,556	$3,541,255
Short-term and other investments	104,385	115,835
Short-term investments, loaned securities collateral	255,183	142

Total investments	3,891,124	3,657,232
Accrued investment income and premiums receivable	103,046	104,530
Deferred policy acquisition costs	217,441	209,576
Goodwill	47,396	47,396
Value of acquired insurance in force	20,091	21,522
Other assets	66,743	76,883
Variable annuity assets	1,231,672	1,254,763

Total assets	$5,577,513	$5,371,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,713,432	$1,688,075
Interest-sensitive life contract liabilities	599,850	593,694
Unpaid claims and claim expenses	343,968	342,445
Future policy benefits	180,570	181,648
Unearned premiums	195,838	204,706

Total policy liabilities	3,033,658	3,010,568
Other policyholder funds	145,366	142,634
Liability for securities lending agreements	255,039	—
Other liabilities	184,169	218,011
Short-term debt	25,000	25,000
Long-term debt	144,724	144,720
Variable annuity liabilities	1,231,672	1,254,763

Total liabilities	5,019,628	4,795,696

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2005, 60,381,699; 2004, 60,350,014	60	60
Additional paid-in capital	343,704	343,178
Retained earnings	516,809	494,665
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	44,881	85,872
Minimum pension liability adjustment	(14,992)	(14,992)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	557,885	576,206

Total liabilities and shareholders’ equity	$5,577,513	$5,371,902

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues
Insurance premiums and contract charges earned	$168,318	$167,563
Net investment income	47,560	48,596
Net realized investment gains	4,750	5,282

Total revenues	220,628	221,441

Benefits, losses and expenses
Benefits, claims and settlement expenses	103,004	111,455
Interest credited	28,080	26,407
Policy acquisition expenses amortized	18,281	16,379
Operating expenses	30,290	33,607
Amortization of intangible assets	1,772	1,326
Interest expense	1,773	1,680

Total benefits, losses and expenses	183,200	190,854

Income before income taxes	37,428	30,587
Income tax expense	10,780	8,896

Net income	$26,648	$21,691

Net income per share
Basic	$0.62	$0.51

Diluted	$0.57	$0.47

Weighted average number of shares and equivalent shares (in thousands)
Basic	42,865	42,722
Diluted	47,643	47,277

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Common stock
Beginning balance	$60	$60
Options exercised, 2005, 30,924 shares	—	—
Conversion of Director Stock Plan units, 2005 and 2004, 761 shares	—	—

Ending balance	60	60

Additional paid-in capital
Beginning balance	343,178	342,306
Options exercised and conversion of Director Stock Plan units	526	18

Ending balance	343,704	342,324

Retained earnings
Beginning balance	494,665	456,330
Net income	26,648	21,691
Cash dividends, $0.105 per share	(4,504)	(4,488)

Ending balance	516,809	473,533

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	70,880	64,356
Change in net unrealized gains on fixed maturities and equity securities	(40,991)	28,852
Change in minimum pension liability adjustment	—	—

Ending balance	29,889	93,208

Treasury stock, at cost
Beginning and ending balance, 2005 and 2004, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$557,885	$576,548

Comprehensive income (loss)
Net income	$26,648	$21,691
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains on fixed maturities and equity securities	(40,991)	28,852
Change in minimum pension liability adjustment	—	—

Other comprehensive income (loss)	(40,991)	28,852

Total	$(14,343)	$50,543

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows - operating activities
Premiums collected	$173,752	$166,521
Policyholder benefits paid	(104,590)	(104,093)
Policy acquisition and other operating expenses paid	(58,190)	(46,600)
Federal income taxes paid	—	—
Investment income collected	47,104	48,070
Interest expense paid	(1,181)	(1,086)
Other	3,688	1,212

Net cash provided by operating activities	60,583	64,024

Cash flows - investing activities
Fixed maturities
Purchases	(256,932)	(324,405)
Sales	146,207	236,922
Maturities	55,762	91,089
Net cash provided by (used in) short-term and other investments	11,438	(76,642)

Net cash used in investing activities	(43,525)	(73,036)

Cash flows - financing activities
Dividends paid to shareholders	(4,504)	(4,488)
Exercise of stock options	508	—
Annuity contracts, variable and fixed
Deposits	77,492	84,212
Benefits and withdrawals	(31,017)	(24,888)
Net transfer to variable annuity assets	(32,595)	(30,540)
Net decrease in life policy account balances	(1,271)	(1,434)
Change in bank overdrafts	(25,671)	(13,850)

Net cash provided by (used in) financing activities	(17,058)	9,012

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of March 31, 2005, the consolidated results of operations, changes in shareholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2005 and 2004. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the March 31, 2005 presentation.

Note 2 - Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for the stock option grants which have an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0.

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

	Three Months Ended March 31,
	2005	2004
Net income
As reported	$26,648	$21,691
Add: Stock-based compensation expense, after tax, included in reported net income	—	—
Deduct: Stock-based compensation expense, after tax, determined under the fair value based method for all awards (1)	46	1,309

Pro forma	$26,602	$20,382

Net income per share – basic
As reported	$0.62	$0.51
Pro forma	$0.62	$0.48

Net income per share – diluted
As reported	$0.57	$0.47
Pro forma	$0.57	$0.45

(1)	The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.3% and 4.0%; dividend yield of 2.3% and 2.7%; expected lives of 7 and 10 years; and volatility of 19.4% and 26.9%. The three-month expense amounts represent one-fourth of the full year expense reflecting options granted through March 31, 2005 and 2004, respectively, and vesting during the respective calendar years.

Note 3 - Debt

Indebtedness outstanding, as described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, was as follows:

	March 31, 2005	December 31, 2004
Short-term debt:
Bank Credit Facility due June 30, 2005	$25,000	$25,000
Long-term debt:
1.425% Senior Convertible Notes due May 14, 2032. Aggregate principal amount of $244,500 less unaccrued discount of $128,362 (3.0% imputed rate)	116,138	116,138
6 5/8% Senior Notes, due January 15, 2006. Aggregate principal amount of $28,600 less unaccrued discount of $14 and $18 (6.7% imputed rate)	28,586	28,582

Total	$169,724	$169,720

Effective May 3, 2005, the Bank Credit Agreement was amended to extend the commitment termination date to June 30, 2005 from the previous termination date of May 31, 2005.

Note 4 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		March 31, 2005
Rating of Fixed Maturity Securities (1)	March 31, 2005	December 31, 2004	Fair Value (2)	Amortized Cost
AAA	41.6%	42.0%	$1,470,581	$1,468,157
AA	7.9	7.5	277,957	275,522
A	24.7	24.3	871,110	833,623
BBB	20.0	20.3	707,298	679,559
BB	1.9	1.8	66,167	65,425
B	3.6	3.7	126,269	125,023
CCC or lower	0.2	0.3	9,136	6,458
Not rated (3)	0.1	0.1	3,038	3,046

Total	100.0%	100.0%	$3,531,556	$3,456,813

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.

(3)	This category includes $3,038 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 100% of these private placement securities as investment grade.

Note 4 - Investments-(Continued)

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

	Percent of Total		Fair Value
	March 31, 2005	December 31, 2004	March 31, 2005
Due in 1 year or less	8.6%	7.9%	$304,800
Due after 1 year through 5 years	25.7	26.1	908,734
Due after 5 years through 10 years	39.5	40.7	1,395,611
Due after 10 years through 20 years	8.2	7.5	287,987
Due after 20 years	18.0	17.8	634,424

Total	100.0%	100.0%	$3,531,556

The average option adjusted duration for the Company’s fixed maturity securities was 5.7 years at March 31, 2005.

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2005 and December 31, 2004, fixed maturities with a fair value of $255,039 and $0, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 5 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both. Additional information regarding the Company’s retirement plans is contained in “Notes to Consolidated Financial Statements — Note 10 — Pension Plans and Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2005 and 2004.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic pension expense:
Service cost	$—	$—	$(7)	$(7)
Interest cost	625	776	229	243
Expected return on plan assets	(594)	(678)	—	—
Recognized net actuarial loss	380	382	156	132
Settlement loss	412	524	—	—

Net periodic pension expense	$823	$1,004	$378	$368

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 10 — Pension Plans and Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company expects to contribute $4,000 to the defined benefit plan and $1,035 to the supplemental defined benefit plans in 2005, of which $254 was contributed to the supplemental defined benefit plans during the three months ended March 31, 2005.

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees that meet the eligibility requirements and their eligible dependents. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Components of net periodic cost:
Service cost	$22	$26
Interest cost	449	456
Amortization of prior service cost	(180)	(180)
Recognized net actuarial loss	118	34

Net periodic benefit cost	$409	$336

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 10 — Pension Plans and Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company expects to contribute $2,140 to the postretirement benefit plan in 2005, of which $119 was contributed during the three months ended March 31, 2005.

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

	Gross Amount	Ceded	Assumed	Net
Three months ended March 31, 2005
Premiums written and contract deposits	$238,093	$6,785	$2,442	$233,750
Premiums and contract charges earned	172,191	7,250	3,377	168,318
Benefits, claims and settlement expenses	103,609	3,119	2,514	103,004

Three months ended March 31, 2004
Premiums written and contract deposits	$245,695	$5,147	$4,270	$244,818
Premiums and contract charges earned	169,012	5,950	4,501	167,563
Benefits, claims and settlement expenses	112,068	3,750	3,137	111,455

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

	Three Months Ended March 31,
	2005	2004
Insurance premiums and contract charges earned
Property and casualty	$140,265	$139,600
Annuity	4,318	4,157
Life	23,735	23,806

Total	$168,318	$167,563

Net investment income
Property and casualty	$8,023	$8,784
Annuity	27,687	27,415
Life	12,153	12,702
Corporate and other	(19)	(17)
Intersegment eliminations	(284)	(288)

Total	$47,560	$48,596

Net income
Property and casualty	$19,719	$13,073
Annuity	2,424	3,905
Life	3,231	3,097
Corporate and other	1,274	1,616

Total	$26,648	$21,691

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$1,400	$936
Life	372	390

Total	$1,772	$1,326

	March 31, 2005	December 31, 2004
Assets
Property and casualty	$838,156	$870,627
Annuity	3,566,152	3,489,688
Life	1,118,451	962,564
Corporate and other	83,124	94,513
Intersegment eliminations	(28,370)	(45,490)

Total	$5,577,513	$5,371,902

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements in light of such factors as: the proximity of the catastrophe occurrence date to the date of the consolidated financial statements, potential inflation of property repair costs in the affected area and the occurrence of multiple catastrophes in a geographic area over a relatively short period of time.

•	Based on property and casualty direct earned premiums for 2004, the Company’s ten largest states represented 55% of the segment total. Included in this top ten group are certain states in which catastrophe occurrences are relatively common: California, Florida, North Carolina, South Carolina, Louisiana and Texas.

•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	Business risks inherent in the Company’s restructuring of its property and casualty claims operation.

•	Adverse changes in policyholder mortality and morbidity rates.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in accounting or financial reporting standards issued by the FASB, SEC or other standard-setting bodies which may have an adverse effect on the Company’s results of operations, financial condition and/or cost of doing business.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, adverse changes in IRS regulations governing 403(b) plans.

•	The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	The Company’s ability to develop and expand its agent force and its direct product distribution systems, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The risk related to the Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

Executive Summary

For the three months ended March 31, 2005, the Company’s net income increased compared to the same period in the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by aggressive pricing and underwriting actions taken in 2003 and 2004, ongoing improvements in claims processes, cost containment initiatives and a continuing low level of non-catastrophe claim frequency. Premiums written and contract deposits decreased 5% compared to the first three months of 2004, due primarily to a reduction in new annuity single premium and rollover deposit receipts and the decline in policies in force in the automobile and property lines.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s consolidated assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred policy acquisition costs, value of acquired insurance in force for annuity and interest-sensitive life products, valuation of investments and valuation of assets and liabilities related to the defined benefit pension plan.

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

The Company continually updates loss estimates using both quantitative information from its reserving actuaries and qualitative information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

Liabilities for Future Policy Benefits

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

The most significant assumptions that are involved in the estimation of annuity gross margins include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At March 31, 2005, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable expectation that fair value will recover versus historical cost and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Growth Over Prior Year
	2005	2004	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$131.4	$134.0	-1.9%	$(2.6)
Involuntary and other property & casualty	0.2	0.7		(0.5)

Total property & casualty	131.6	134.7	-2.3%	(3.1)
Annuity deposits	77.5	84.2	-8.0%	(6.7)
Life	24.6	25.9	-5.0%	(1.3)

Total	$233.7	$244.8	-4.5%	$(11.1)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Growth Over Prior Year
	2005	2004	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$138.4	$137.5	0.7%	$0.9
Involuntary and other property & casualty	1.9	2.1		(0.2)

Total property & casualty	140.3	139.6	0.5%	0.7
Annuity	4.3	4.2	2.4%	0.1
Life	23.7	23.8	-0.4%	(0.1)

Total	$168.3	$167.6	0.4%	$0.7

For the first three months of 2005, the Company’s premiums written and contract deposits decreased 4.5% compared to the prior year, primarily as a result of a reduced level of new annuity single premium and rollover deposit receipts and the decline in policies in force in the voluntary automobile and property lines. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 820 at March 31, 2005, reflecting an increase of 2.5% compared to 800 agents at December 31, 2004 and a decrease of 1.2% compared to 830 agents at March 31, 2004. Management currently anticipates additional growth in the size of the Company’s exclusive agent force throughout 2005, although at a more moderate rate than the first three months. During 2005, additional emphasis is being placed on further improvements in agent retention as well as on hiring an increased number of quality candidates. Of the current period-end total, 267 agents were in their first 24 months with the Company, reflecting a decrease of 20.1% compared to March 31, 2004, largely due to the reduced number of new hires in 2004 and retention levels in the last nine months of 2004. A greater number of new agents were hired in the first three months of 2005 compared to prior year. Terminations of agents in their first 24 months with the Company were approximately one-fourth of the level experienced in the first three months of the prior year. The number of experienced agents in the agent force, 553, increased 11.5% compared to a year earlier as a result of improved retention. In the first three months of 2005, average agent productivity was comparable to first quarter 2004’s level in all product lines. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

For the first three months of 2005, total sales, which include the independent agent distribution channel, decreased 14.5% compared to a year earlier, largely due to a decrease in new annuity business. Compared to a record level of annuity sales in the prior year, total new annuity sales decreased 17.6% in the first three months of 2005. This decline was due primarily to a lower level of annuity new business from independent agents, reflecting the Company’s desired shift in mix of business from this channel.

Total voluntary automobile and homeowners premium written decreased 1.9% in the first three months of 2005. While the quality of the Company’s voluntary automobile and homeowners business continues to improve, increases in average premium per policy for both lines were more than offset by the decline in policies in force. Voluntary automobile insurance premium written decreased 3.8% ($3.9 million) compared to the first three months of 2004, and homeowners premium increased 4.1% ($1.3 million). Average written premium increased approximately 3% for voluntary automobile and approximately 11% for homeowners compared to the prior year. Average earned premium also increased 3% for voluntary automobile and 11% for homeowners compared to the first three months of 2004. Through March 31, 2005, approved rate increases for the Company’s automobile and homeowners business were minimal compared to approved increases of 7% and 17%, respectively, during the first three months of 2004. As of March 31, 2005, automobile policies in force decreased by 8,000 compared to December 31, 2004 and 28,000 compared to March 31, 2004. The Company continues to increase educator business as a percentage of both new and total voluntary automobile policies. Homeowners policies in force decreased 3,000 compared to December 31, 2004 and 8,000 compared to March 31, 2004, reflecting expected reductions primarily in non-educator policies due to the Company’s pricing and underwriting actions. At March 31, 2005, there were 537,000 voluntary automobile and 270,000 homeowners policies in force, for a total of 807,000 policies, compared to a total of 818,000 policies at December 31, 2004 and 843,000 policies at March 31, 2004. To curtail the decline in automobile policies in force, in 2005 the Company is implementing both short- and medium-term initiatives to increase new business and improve policy retention.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 84% at March 31, 2005, compared to 85% at March 31, 2004.

Due to rate limitations for coastal homeowners policies in Florida and to further reduce exposure to catastrophic losses, the Company has undertaken a reunderwriting program which is anticipated to result in non-renewal of approximately 3,300 homeowners policies. Following state mandated delays as a result of the four hurricanes that impacted Florida in 2004, the Company’s non-renewal process resumed in the first quarter of 2005 and is expected to result in a full year reduction of approximately $3 million and $2 million in direct written premiums and direct earned premiums, respectively. In the Spring 2005 session, the Florida legislature is considering measures to address the impact of future and past multi-hurricane seasons, including possible revisions to industry retention levels prior to recoveries from the Florida Hurricane Catastrophe Fund and potential assessments to replenish the surplus of Citizens Property Insurance Corporation. The impact on the Company of these possible measures is not determinable at the time of this Quarterly Report on Form 10-Q.

New annuity deposits decreased 8.0% compared to the first three months of 2004. The decline reflected a 13.0% increase in new scheduled annuity deposits offset by a 27.7% decrease in single premium and rollover deposits. While new deposits to fixed accounts decreased 14.3%, or $7.6 million, compared to the prior year due to the current low interest rate environment, new deposits to variable accounts increased 2.9%, or $0.9 million, compared to the first three months of 2004.

In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 645 authorized agents at March 31, 2005. During the first three months of 2005, this channel generated $9.8 million in annualized new annuity sales for the Company compared to $17.5 million for the first quarter of 2004 and $38.0 million for the full year 2004, with the lack of growth in the current period reflecting the Company’s efforts to change the product mix from this channel to more tax-qualified and variable annuity sales.

Total annuity accumulated cash value of $3.1 billion at March 31, 2005 increased 9.0% compared to a year earlier, reflecting the increase from new business over the 12 months, continued favorable retention and improving financial markets compared to March 31, 2004. At March 31, 2005, the number of annuity contracts outstanding was equal to December 31, 2004 and increased 3.2%, or 5,000 contracts, compared to March 31, 2004.

Variable annuity accumulated balances were 8.3% higher at March 31, 2005 than at March 31, 2004, while annuity segment contract charges earned increased 2.4%, or $0.1 million, compared to the first three months of 2004.

Life segment premiums and contract deposits declined 5.0%, or $1.3 million, compared to the first three months of 2004, primarily reflecting the shift in new business mix toward partner company products. The ordinary life insurance in force lapse ratio was 7.2% for the 12 months ended March 31, 2005, equal to the same period a year earlier.

Net Investment Income

Pretax investment income of $47.6 million for the three months ended March 31, 2005 decreased 2.1%, or $1.0 million, (2.1%, or $0.7 million, after tax) compared to the prior year. This decrease resulted from a decline of approximately $2 million pretax in prepayment income on a structured mortgage-backed security, with growth in the size of the investment portfolio more than offsetting a decline in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 7.7% over the past 12 months. The average pretax yield on the investment portfolio was 5.4% (3.7% after tax) for the first three months of 2005, compared to a pretax yield of 5.9% (4.0% after tax) for the same period in 2004.

Net Realized Investment Gains and Losses

Net realized investment gains were $4.7 million for the first three months of 2005 compared to net realized investment gains of $5.3 million in the prior year. There were no impairment charges from the Company’s fixed income security portfolio in either period. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of March 31, 2005 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

Fixed Maturity Securities

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain
Corporate bonds
Banking and Finance	39	$414.8	$399.3	$15.5
Energy	39	196.1	183.4	12.7
Utilities	29	187.4	180.4	7.0
Telecommunications	19	131.3	125.5	5.8
Food and Beverage	26	117.4	114.5	2.9
Insurance	12	101.1	97.1	4.0
Health Care	22	90.8	90.3	0.5
Transportation	11	83.4	83.0	0.4
Automobiles	11	69.9	71.5	(1.6)
Real Estate	11	64.4	62.6	1.8
All Other Corporates (1)	189	512.0	492.7	19.3

Total corporate bonds	408	1,968.6	1,900.3	68.3
Mortgage-backed securities
U.S. government and federally sponsored agencies	447	682.3	683.8	(1.5)
Other	17	28.7	27.3	1.4
Municipal bonds	161	535.0	530.9	4.1
Government bonds
U.S.	6	196.2	196.7	(0.5)
Foreign	10	37.9	34.9	3.0
Collateralized debt obligations (2)	3	15.5	15.2	0.3
Asset-backed securities	12	67.4	67.7	(0.3)

Total fixed maturity securities	1,064	$3,531.6	$3,456.8	$74.8

(1)	The All Other Corporates category contains 19 additional industry classifications. Industry, manufacturing; broadcasting and media; paper; retail; consumer products and defense represented $301.0 million of fair value at March 31, 2005, with the remaining 13 classifications each representing less than $28 million of the fair value at March 31, 2005.
(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at March 31, 2005.

At March 31, 2005, the Company’s diversified fixed maturity portfolio consisted of 1,254 investment positions, issued by 1,064 entities, and totaled approximately $3.5 billion in fair value. The portfolio was 94.2% investment grade, based on fair value, with an average quality rating of AA-. At March 31, 2005, the portfolio had $32.6 million pretax of total gross unrealized losses related to 453 positions. At December 31, 2004, the total pretax gross unrealized losses were $8.8 million related to 178 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at March 31, 2005, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of March 31, 2005

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	214	$1,135.8	$1,153.2	$(17.4)
7 through 12 months	43	268.9	275.0	(6.1)
13 through 24 months	38	172.5	178.9	(6.4)
25 through 36 months	1	2.5	2.5	*
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	296	$1,579.7	$1,609.6	$(29.9)

Non-investment grade
6 Months or less	135	$84.1	$86.1	$(2.0)
7 through 12 months	12	3.9	4.1	(0.2)
13 through 24 months	5	1.6	1.7	(0.1)
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	1	1.5	1.9	(0.4)

Total	153	$91.1	$93.8	$(2.7)

Not rated
Total, all 25 through 36 months	4	$2.4	$2.4	*

Grand total	453	$1,673.2	$1,705.8	$(32.6)

*	Less than $(0.1) million

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.7 million. One security, redeemable preferred stock issued by the Federal National Mortgage Association (“FNMA”), was trading below 80% of book value (at 79.5% of the $2.7 million amortized cost) at March 31, 2005. This security was purchased in June 2003 when interest rates were at a 40 year low. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2005 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2005. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company’s investment guidelines generally limit single corporate issuer concentrations to 4.0% (after tax) of shareholders’ equity for “AA” or “AAA” rated securities, 2.5% (after tax) of shareholders’ equity for

“A” rated securities, 2.0% (after tax) of shareholders’ equity for “BBB” rated securities, and 1.0% (after tax) of shareholders’ equity for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Growth Over Prior Year
	2005	2004	Percent	Amount
Property and casualty
Before catastrophe losses	$89.8	$98.4	-8.7%	$(8.6)
Catastrophe losses	1.6	1.2		0.4

Total property and casualty	91.4	99.6	-8.2%	(8.2)
Annuity	(0.1)	0.1		(0.2)
Life	11.7	11.8	-0.8%	(0.1)

Total	$103.0	$111.5	-7.6%	$(8.5)

Property and Casualty Claims and Claim Expenses

	Three Months Ended March 31,
	2005	2004
Incurred claims and claim expenses:
Claims occurring in the current year	$91.4	$99.6
Increase in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	—	—
Business assumed from state reinsurance facilities	—	—

Total increase	—	—

Total claims and claim expenses incurred	$91.4	$99.6

Property and casualty loss ratio:
Before catastrophe losses	64.1%	70.4%
After catastrophe losses	65.2%	71.3%

(1)	Shows the amounts by which the Company increased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the three months ended March 31, 2005, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting improvements in non-catastrophe property and casualty current accident year trends, particularly in claim frequencies. The Company’s catastrophe losses were comparable for the two periods. Development of prior years’ property and casualty reserves had no effect on benefits, claims and settlement expenses for the three months ended March 31, 2005 and 2004.

For the three months ended March 31, 2005, the voluntary automobile loss ratio of 69.6% decreased by 3.8 percentage points compared to the same period a year earlier and improved 1.0 percentage point compared to the loss ratio of 70.6% for full year 2004. The Company’s benefits, claims and settlement expenses also reflected improvements in the homeowners non-catastrophe loss ratio of 8.8 percentage points compared to the first three months of 2004 and 1.8 percentage points compared to the 12 months ended December 31, 2004 as a result of the favorable impact of underwriting initiatives and rate increases on earned premiums, as well as the Company’s claims initiatives, which have focused on loss and expense control.

The homeowners loss ratio of 51.9% for the three months ended March 31, 2005, including the effect of catastrophe losses, decreased 8.1 percentage points compared to a year earlier, reflecting an increase in average premium per policy and an improvement in non-catastrophe loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management, an aggressive reunderwriting program and benefits of the Company’s claims initiatives.

The Company’s GAAP guaranteed minimum death benefits (“GMDB”) reserve was $0.2 million at March 31, 2005, compared to $0.1 million at December 31, 2004 and zero at March 31, 2004.

Interest Credited to Policyholders

	Three Months Ended March 31,		Growth Over Prior Year
	2005	2004	Percent	Amount
Annuity	$19.6	$18.3	7.1%	$1.3
Life	8.5	8.1	4.9%	0.4

Total	$28.1	$26.4	6.4%	$1.7

Compared to prior year, the current period increase in annuity segment interest credited reflected a 10.1% increase in average accumulated fixed deposits, partially offset by a 13 basis point decline in the average annual interest rate credited to 4.4%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered throughout 2004 and 2003 to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The annualized net interest spreads for the three months ended March 31, 2005 and 2004 were 142 basis points and 181 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security in 2004 (there was no material prepayment benefit in 2005), the corresponding annualized net interest spreads were 141 and 160 basis points.

As of March 31, 2005, fixed annuity account values totaled $1.9 billion, including $1.6 billion of deferred annuities. Approximately 21% of the deferred annuity account values had minimum guaranteed interest rates ranging from 3.0% to 4.0% while approximately 77% of account values had minimum guaranteed rates of 4.5% or greater. For $1.5 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low interest rates and expected reductions in prepayment income in 2005, the Company expects to experience additional fixed annuity spread compression in future periods.

Operating Expenses

For the first three months of 2005, operating expenses decreased 10.1%, or $3.4 million, compared to the prior year, primarily reflecting benefits from the Company’s expense control initiatives. The property and casualty expense ratio of 21.2% for the three months ended March 31, 2005 decreased 1.0 percentage point compared to the prior year, reflecting this segment’s portion of corporate-wide expense reductions.

The Company offers long-term care and variable and fixed interest rate universal life policies, with three third-party vendors underwriting such insurance and the Company receiving a commission on the sale of that business. The volume of life partner product sales by the Company’s agents increased slightly during the first three months of 2005. The amount of commissions received by the Company in the first three months of 2005 in excess of costs for agent commissions and commission related expenses was approximately $0.1 million, comparable to the same period in 2004.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the three months ended March 31, 2005, the combined amortization of policy acquisition expenses and intangible assets was $20.1 million compared to $17.7 million recorded for the same period in the prior year. Amortization of intangible assets was $1.8 million for the three months ended March 31, 2005 compared to $1.3 million for the same period a year earlier. The March 31, 2005 valuation of Annuity VIF resulted in a $0.4 million increase in amortization compared to no impact from a similar valuation at March 31, 2004.

Amortized policy acquisition expenses were $18.3 million for the first three months of 2005 compared to $16.4 million for the same period in 2004. The March 31, 2005 valuation of annuity deferred policy acquisition costs resulted in a $1.4 million increase in amortization compared to a $0.4 million decrease in amortization resulting from a similar valuation at March 31, 2004. For the life segment, the March 31, 2005 valuation of deferred policy acquisition costs resulted in a $0.6 million decrease in amortization compared to a $0.1 million increase from the 2004 valuation. The remaining increase in amortized policy acquisition costs was due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 28.9% for the three months ended March 31, 2005 compared to 29.1% for the same period in 2004. Income from investments in tax-advantaged securities reduced the effective income tax rate 5.2 and 5.4 percentage points for the three months ended March 31, 2005 and 2004, respectively.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At March 31, 2005, the Company had federal income tax returns for the 1996 through 2004 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $11.9 million of contingent tax liabilities related to those open tax years.

In April 2005, the Company received refunds for tax years 1996 through 2001 from the IRS totaling approximately $8 million, an amount consistent with the Company’s tax refund accruals related to those years. In addition to the refund amounts, interest of approximately $1 million was received, which will be recorded by the Company as pretax income in the second quarter of 2005. Furthermore, as a result of the receipt of IRS refunds for tax years 1996 and 1997, which are now deemed to be closed, the contingent tax liability related to those years will be eliminated, which will result in a decrease in federal income tax expense of approximately $3 million in the second quarter of 2005. The remaining refunds received relate to tax years that are still considered open and subject to potential adjustment upon IRS examination. Pending an examination or a request to extend the statutes of limitations of the remaining tax years by the IRS, an additional reduction in the contingent tax liability of up to approximately $6 million may be recorded in the third quarter of 2005.

Net Income

For the three months ended March 31, 2005, the Company’s net income increased compared to the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by aggressive pricing and underwriting actions taken in 2003 and 2004, ongoing improvements in claims processes and cost containment initiatives and continuing favorable non-catastrophe claims frequency trends.

Net income by segment and net income per share were as follows:

	Three Months Ended March 31,		Growth Over Prior Year
	2005	2004	Percent	Amount
Analysis of net income by segment:
Property and casualty
Before catastrophe costs	$20.7	$13.9	48.9%	$6.8
Catastrophe costs, after tax	(1.0)	(0.8)		(0.2)

Total including catastrophe costs	19.7	13.1	50.4%	6.6
Annuity	2.4	3.9	-38.5%	(1.5)
Life	3.2	3.1	3.2%	0.1
Corporate and other (1)	1.3	1.6	-18.8%	(0.3)

Net income	$26.6	$21.7	22.6%	$4.9

Diluted:
Net income per share	$0.57	$0.47	21.3%	$0.10

Weighted average number of shares and equivalent shares (in millions)	47.6	47.3	0.6%	0.3

Property and casualty combined ratio:
Before catastrophe costs	85.3%	92.6%		-7.3%
After catastrophe costs	86.4%	93.5%		-7.1%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

For the three months ended March 31, 2005, net income for the property and casualty segment increased as described above.

Compared to the first three months of 2004, annuity segment net income for the current period decreased due largely to the negative impact of valuations of deferred policy acquisition costs and Annuity VIF.

Life segment net income increased slightly compared to the first quarter of 2004, also due primarily to the valuation of deferred policy acquisition costs.

The change in net income for the corporate and other segment compared to the first quarter of 2004 included differences in the amount of realized investment gains.

Return on shareholders’ equity based on net income was 11% and 6% for the trailing 12 months ended March 31, 2005 and 2004, respectively.

Based on the Company’s full year 2004 generally positive underlying operating trends and the first quarter 2005 results, at the time of this Quarterly Report on Form 10-Q, management anticipates that 2005 full year net income before realized investment gains and losses will be within a range of $1.55 to $1.65 per share. This projection reflects management’s anticipation of continued favorable property and casualty underwriting results, with a return to more normal levels of catastrophe costs. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At March 31, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 24% of the common shares outstanding per their SEC filing on Form 13G as of December 31, 2004, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s fourth largest shareholder with 6% of the common shares outstanding per their SEC filing on Form 13G as of December 31, 2004, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations — Net Realized Investment Gains and Losses” and in the “Notes to Consolidated Financial Statements — Note 4 — Investments”.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2005, net cash provided by operating activities decreased slightly compared to the same period in 2004 primarily reflecting timing of operating expense payments.

Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2005 without prior approval are approximately $74 million, of which $8 million was paid during the three months ended March 31, 2005. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company’s common stock, fluctuations in bank overdraft balances and borrowings, repayments and repurchases related to its debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which augments the Company’s traditional reinsurance program, have been charged directly to additional paid-in capital.

For the three months ended March 31, 2005, receipts from annuity contracts decreased 8.0%. Annuity contract benefits and withdrawals increased 24.5% compared to the prior year. Cash value retentions for variable and fixed annuity options were 92.9% and 95.4%, respectively, for the 12 month period ended March 31, 2005, each comparable to the respective retention level for the 12 month period ended March 31, 2004. Net transfers to variable annuity accumulated cash values increased $2.1 million compared to the prior year.

Contractual Obligations

	Payments Due By Period As of December 31, 2004
	Total	Less Than 1 Year (2005)	1 - 3 Years (2006 and 2007)	3 –5 Years (2008 and 2009)	More Than 5 Years (2010 and beyond)
Short-term Debt Obligations (1):
Bank Credit Facility (expires June 30, 2005) (2)	$25.4	$25.4	—	—	—
Long-Term Debt Obligations (1):
Senior Convertible Notes Due 2032	253.2	3.5	$5.2	—	$244.5
Senior Notes Due January 15, 2006	31.4	1.9	29.5	—	—

Total	$310.0	$30.8	$34.7	—	$244.5

(1)	Includes principal and interest.
(2)	Previously scheduled to expire on May 31, 2005. See also “Capital Resources”.

As of March 31, 2005, the Company had purchase obligations of approximately $1 million to be completed in the remainder of 2005. The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $10 million in 2004. It is anticipated that the Company’s payments under operating leases for the full year 2005 will be comparable to the 2004 payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate capital in excess of the needs for business growth, debt interest payments and shareholder dividends.

The total capital of the Company was $727.6 million at March 31, 2005, including $144.7 million of long-term debt and $25.0 million of short-term debt outstanding. Total debt represented 24.9% of capital excluding unrealized investment gains and losses (23.3% including unrealized investment gains and losses) at March 31, 2005, consistent with the Company’s long-term target of 25%.

Shareholders’ equity was $557.9 million at March 31, 2005, including a net unrealized gain in the Company’s investment portfolio of $44.9 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $760.7 million and $17.74, respectively, at March 31, 2005. Book value per share was $13.01 at March 31, 2005 ($11.96 excluding investment fair value adjustments).

As of March 31, 2005, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period.

The Senior Convertible Notes will be convertible at the option of the holders into shares of HMEC’s common stock at a conversion price of $26.74 if the conditions for conversion are satisfied. The Senior Convertible Notes are potentially convertible into 4,343,054 shares (17.763 shares per $1 thousand face amount) and with the implementation of the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) consensus on issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, these shares are included in the calculation of diluted earnings per share to the extent dilutive. The Company may elect to pay holders surrendering notes cash or a combination of cash and shares of HMEC’s common stock for the notes surrendered. Holders may also surrender Senior Convertible Notes for conversion during any period in which the credit rating assigned to the Senior Convertible Notes is Ba2 or lower by Moody’s or BB+ or lower by S&P, the Senior Convertible Notes are no longer rated by either Moody’s or S&P, or the credit rating assigned to the Senior Convertible Notes has been suspended or withdrawn by either Moody’s or S&P. The Senior Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Senior Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on the applicable redemption date. The holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), A.M. Best Company, Inc. (“A.M. Best”) (bbb-) and Fitch Ratings, Ltd. (“Fitch”) (BBB+). Also see “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of March 31, 2005, the Company had outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes (“Senior Notes”) issued at a discount of 0.5% which will mature on January 15, 2006. Interest on the Senior Notes is payable semi-annually. The Senior Notes are redeemable in whole or in part, at any time, at the Company’s option. The Senior Notes have an investment grade rating from S&P (BBB), Moody’s (Baa3), A.M. Best (bbb-) and Fitch (BBB+). Also see “Financial Ratings”. The Senior Notes are traded on the New York Stock Exchange (HMN 6 5/8).

As of March 31, 2005, the Company had outstanding $25.0 million under its Bank Credit Agreement at an interest rate of eurodollar base rate plus 1.0%, or 3.6%. The Bank Credit Agreement, as amended on June 1, 2004, (the “Bank Credit Facility”) provides for unsecured borrowings of up to $35.0 million. The Bank Credit Facility was scheduled to expire on May 31, 2005; however, effective May 3, 2005, the Bank Credit Agreement was amended to extend the commitment termination date to June 30, 2005. Interest accrues at varying spreads relative to Fed Funds, prime rate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.25% on an annual basis at March 31, 2005.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. No securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.

The Company’s ratio of earnings to fixed charges for the three months ended March 31, 2005 was 21.8x, compared to 19.0x for the same period in 2004.

Total shareholder dividends were $4.5 million for the three months ended March 31, 2005. In March 2005, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Effective May 7, 2002, the Company entered into a 36-month equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company, which provided a source of up to $75 million of contingent capital for catastrophe losses above the Company’s reinsurance coverage limits. Due to relatively unfavorable pricing and terms, the Company has elected not to renew this agreement on the May 7, 2005 expiration date. Management believes that the Company’s current catastrophe protection as well as other potential sources of capital would be sufficient in the event of excessive catastrophe losses.

Information regarding the interest-sensitive life reinsurance program for the Company’s life segment is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Capital Resources” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), A.M. Best Company, Inc. (“A.M. Best”) and Fitch Ratings, Ltd. (“Fitch”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of May 1, 2005 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

As of May 1, 2005	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best	A- (stable)	bbb- (stable)
Fitch	A+ (negative)	BBB+ (negative)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for 2004. In April 2005, Fitch affirmed the Company’s insurance financial strength and debt ratings, as well as the outlook of Negative. While acknowledging the insurance subsidiaries’ solid risk-based capitalization, high-quality liquid investment portfolios, well-defined niche in the educators market and Fitch’s heightened comfort with the Company’s reserve adequacy, Fitch’s rating outlook reflects their continuing concerns about the Company’s ability to generate run-rate underwriting profitability supportive of its current ratings and their belief that the Company’s level of catastrophe-related losses in 2004 raises concerns about the Company’s comparatively high operating leverage and risk management capabilities.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations — Net Realized Investment Gains and Losses”.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” and “— Results of Operations for the Three Years Ended December 31, 2004 — Interest Credited to Policyholders” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Changes

SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), SAB 107 and SEC Release 34-51558

In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 34-51558, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”. This amendment to Regulation S-X states that each registrant that is not a small business issuer will be required to adopt the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, which for the Company will be January 1, 2006. Release No. 34-51558 does not change the accounting required by SFAS No. 123 (R); it changes only the dates for compliance with the Standard.

In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107 which summarizes the views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies.

In December 2004, the FASB issued SFAS No. 123(R) and, as issued by the FASB, this standard was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers, which for the Company was to be July 1, 2005. See discussion above regarding the delay in the effective date. This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and identifies required disclosures for share-based payment arrangements. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. In addition, the statement addresses the accounting and financial statement presentation for income tax benefits resulting from share-based payments.

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

The Company has accounted for share-based payments using the intrinsic value based method in accordance with APB Opinion No. 25 and, accordingly, recognized no compensation expense for awards representing options to purchase shares of the Company’s common stock which have an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0. Disclosures regarding the pro forma effect of stock-based compensation expense have been included in the Company’s quarterly and annual consolidated financial statements in compliance with SFAS No. 123. Excluding the acceleration of stock option vesting which occurred in 2004, pro forma pretax stock-based compensation expense was approximately $7 million to $8 million in each of the three years ended December 31, 2004. Although the evaluation of the impact of SFAS No. 123(R) is not yet complete, at the time of this Report on Form 10-Q management anticipates that the impact of adopting SFAS No. 123(R) will be comparable to the historical pro forma expense assuming that the number and characteristics of equity instruments granted in the future are similar to past awards.

FASB Staff Position Regarding EITF Issue No. 03-1

In September 2004, the Financial Accounting Standards Board issued a FASB Staff Position (“FSP”) to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of the Emerging Issues Task Force (“EITF”) Consensus regarding EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The delay resulting from FSP No. EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments’”, will be superseded concurrent with the final issuance of FSP EITF Issue 03-1-a. This FSP did not have a material impact on the Company’s operating results or financial position.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2005 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 due to the two material weaknesses disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. No additional material weaknesses in the Company’s disclosure controls and procedures were identified in the current evaluation.

Changes in Internal Control Over Financial Reporting

The following changes have been made subsequent to December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Income Tax Financial Reporting

While the Company has not fully remediated the material weakness in its internal control over income tax deferred assets and liabilities, management is in the process of implementing the following remedial actions, the status of which will be reviewed periodically with the Company’s Audit Committee:

•	A remediation plan to compute and reconcile the book to tax basis differences at an asset and liability transaction level, including documentation and testing of enhanced processes and procedures by November 30, 2005;

•	A qualified tax officer was employed by the Company in March 2005 to allow for appropriate segregation of duties and to strengthen processes related to the preparation and review of tax asset and liability documentation and an additional tax accountant will be hired as soon as practicable to assist in the reconciliation process; and

•	A tax consulting firm was engaged to review the Company’s first quarter 2005 federal income tax provision, along with related reconciliations and supporting documentation, for validity and consistency and will perform such reviews on a quarterly basis during 2005 and annually, if warranted, thereafter.

Reporting of Cash Balances

While the Company has not fully remediated the material weakness in its internal control over the reporting of cash balances, management is in the process of implementing the following remedial actions, the status of which will be reviewed periodically with the Company’s Audit Committee:

Bank Account and Suspense Account Reconciliations

•	A remediation plan to reconcile and clear all suspense accounts on a timely basis, including a review of staffing levels and proficiencies, training, documentation and testing of enhanced processes and procedures by November 30, 2005;

•	A remediation plan to enhance and document processes and procedures for the timely completion, review and testing of bank account reconciliations, including a review of staffing levels, proficiencies and training by November 30, 2005; and

•	Initial phases of the remediation plan to address controller department staffing and training needs have been initiated, including redeployment and retraining of existing staff and increased utilization of temporary employees. Additional full-time employees will be hired and trained as soon as practicable.

Accounting Policy for Outstanding Check Amounts

•	Documentation of processes and procedures, along with appropriate training, to ensure that the Company’s accounting policy, which has been corrected to conform with U.S. generally accepted accounting principles, is consistently applied on a going forward basis by June 30, 2005.

PART II: OTHER INFORMATION

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2005 which has not been filed with the SEC.

Item 6: Exhibits

Exhibit No.		Description

(a)	The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

	(10)	Material contracts:

		10.1	Credit Agreement dated as of May 29, 2002 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

		10.1(a)	First Amendment to Credit Agreement dated as of June 1, 2004 among HMEC, certain financial institutions named therein and the Agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

		10.1(b)	Second Amendment to Credit Agreement dated as of April 29, 2005 among HMEC, certain financial institutions named therein and the Agent.

		10.2*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

		10.2(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

	(11)	Statement re computation of per share earnings.

	(15)	KPMG LLP letter regarding unaudited interim financial information.

	(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

32.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(99.1)	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date May 10, 2005	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date May 10, 2005	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date May 10, 2005	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2005

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description

(10)	Material contracts:

	10.1	Credit Agreement dated as of May 29, 2002 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.1(a)	First Amendment to Credit Agreement dated as of June 1, 2004 among HMEC, certain financial institutions named therein and the Agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.1(b)	Second Amendment to Credit Agreement dated as of April 29, 2005 among HMEC, certain financial institutions named therein and the Agent.

	10.2*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.2(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

32.2 Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99.1)	Glossary of Selected Terms