Form 10-Q
period 2005-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2005-08-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 29, 2005, 42,926,628 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2005, and the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 9, 2005

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost, 2005, $3,533,208; 2004, $3,399,254)	$3,685,609	$3,541,255
Short-term and other investments	130,242	115,835
Short-term investments, loaned securities collateral	301,088	142

Total investments	4,116,939	3,657,232
Accrued investment income and premiums receivable	96,927	104,530
Deferred policy acquisition costs	215,964	209,576
Goodwill	47,396	47,396
Value of acquired insurance in force	18,587	21,522
Other assets	66,400	76,883
Variable annuity assets	1,261,967	1,254,763

Total assets	$5,824,180	$5,371,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,752,940	$1,688,075
Interest-sensitive life contract liabilities	606,115	593,694
Unpaid claims and claim expenses	341,226	342,445
Future policy benefits	180,221	181,648
Unearned premiums	194,952	204,706

Total policy liabilities	3,075,454	3,010,568
Other policyholder funds	146,049	142,634
Liability for securities lending agreements	290,427	—
Other liabilities	224,983	218,011
Short-term debt	—	25,000
Long-term debt	190,872	144,720
Variable annuity liabilities	1,261,967	1,254,763

Total liabilities	5,189,752	4,795,696

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2005, 60,397,449; 2004, 60,350,014	60	60
Additional paid-in capital	343,946	343,178
Retained earnings	545,797	494,665
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	92,194	85,872
Minimum pension liability adjustment	(14,992)	(14,992)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	634,428	576,206

Total liabilities and shareholders’ equity	$5,824,180	$5,371,902

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Insurance premiums and contract charges earned	$168,202	$169,097	$336,520	$336,660
Net investment income	48,449	46,877	96,009	95,473
Net realized investment gains (losses)	4,300	(811)	9,050	4,471

Total revenues	220,951	215,163	441,579	436,604

Benefits, losses and expenses
Benefits, claims and settlement expenses	94,969	106,973	197,973	218,428
Interest credited	28,614	26,876	56,694	53,283
Policy acquisition expenses amortized	18,887	17,404	37,168	33,783
Operating expenses	30,653	34,524	60,943	68,131
Amortization of intangible assets	1,316	1,128	3,088	2,454
Interest expense	2,555	1,695	4,328	3,375

Total benefits, losses and expenses	176,994	188,600	360,194	379,454

Income before income taxes	43,957	26,563	81,385	57,150
Income tax expense	10,450	7,626	21,230	16,522

Net income	$33,507	$18,937	$60,155	$40,628

Net income per share
Basic	$0.78	$0.44	$1.40	$0.95

Diluted	$0.72	$0.41	$1.29	$0.89

Weighted average number of shares and equivalent shares (in thousands)
Basic	42,886	42,732	42,876	42,727
Diluted	47,832	47,311	47,769	47,294

Comprehensive income (loss)
Net income	$33,507	$18,937	$60,155	$40,628
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains on fixed maturities and equity securities	47,313	(17,276)	6,322	(58,267)
Change in minimum pension liability adjustment	—	—	—	—

Other comprehensive income (loss)	47,313	(17,276)	6,322	(58,267)

Total	$80,820	$1,661	$66,477	$(17,639)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
Common stock
Beginning balance	$60	$60
Options exercised, 2005, 46,674 shares; 2004, 17,502 shares	—	—
Conversion of Director Stock Plan units, 2005, 761 shares; 2004, 20,511 shares	—	—

Ending balance	60	60

Additional paid-in capital
Beginning balance	343,178	342,306
Options exercised and conversion of Director Stock Plan units	768	665
Catastrophe-linked equity put option premium	—	(1,125)

Ending balance	343,946	341,846

Retained earnings
Beginning balance	494,665	456,330
Net income	60,155	40,628
Cash dividends, $0.21 per share	(9,023)	(8,981)

Ending balance	545,797	487,977

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	70,880	64,356
Change in net unrealized gains on fixed maturities and equity securities	6,322	(58,267)
Change in minimum pension liability adjustment	—	—

Ending balance	77,202	6,089

Treasury stock, at cost
Beginning and ending balance, 2005 and 2004, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$634,428	$503,395

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows - operating activities
Premiums collected	$343,387	$348,855
Policyholder benefits paid	(209,172)	(218,651)
Policy acquisition and other operating expenses paid	(114,667)	(103,923)
Federal income taxes recovered (paid)	1,096	(3,933)
Investment income collected	95,588	94,408
Interest expense paid	(4,098)	(2,937)
Other	1,329	863

Net cash provided by operating activities	113,463	114,682

Cash flows - investing activities
Fixed maturities
Purchases	(565,174)	(764,228)
Sales	295,710	431,027
Maturities	142,179	166,010
Net cash provided by (used in) short-term and other investments	(24,963)	8,582

Net cash used in investing activities	(152,248)	(158,609)

Cash flows - financing activities
Dividends paid to shareholders	(9,023)	(8,981)
Principal repayments on Bank Credit Facility	(25,000)	—
Exercise of stock options	750	665
Catastrophe-linked equity put option premium	—	(1,125)
Proceeds from issuance of Senior Notes due 2015	74,245	—
Repurchase of Senior Notes due 2006	(29,077)	—
Annuity contracts, variable and fixed
Deposits	159,473	170,027
Benefits and withdrawals	(60,767)	(46,497)
Net transfer to variable annuity assets	(61,202)	(61,570)
Net decrease in life policy account balances	(2,248)	(2,364)
Change in bank overdrafts	(8,366)	(6,228)

Net cash provided by financing activities	38,785	43,927

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of June 30, 2005, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2005 and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2005 and 2004. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the June 30, 2005 presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income
As reported	$33,507	$18,937	$60,155	$40,628
Add: Stock-based compensation expense, after tax, included in reported net income	—	—	—	—
Deduct: Stock-based compensation expense, after tax, determined under the fair value based method for all awards (1)	12	9,647	23	10,956

Pro forma	$33,495	$9,290	$60,132	$29,672

Net income per share – basic
As reported	$0.78	$0.44	$1.40	$0.95
Pro forma	$0.78	$0.22	$1.40	$0.69

Net income per share – diluted
As reported	$0.72	$0.41	$1.29	$0.89
Pro forma	$0.72	$0.21	$1.29	$0.66

(1)	The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.3% and 4.0%; dividend yield of 2.3% and 2.6%; expected lives of 7 and 10 years; and volatility of 19.4% and 25.1%. The six-month expense amounts represent one-half of the full year expense, reflecting options granted through June 30, 2005 and 2004, respectively, and vesting during the respective calendar years. The expense amounts for the three and six months ended June 30, 2004 also include the impact of accelerated vesting of stock options, as described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Stock Based Compensation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3 - Debt

Indebtedness outstanding was as follows:

	June 30, 2005	December 31, 2004
Short-term debt:
Bank Credit Facility	$—	$25,000
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $244,500 less unaccrued discount of $128,362 (3.0% imputed rate)	116,138	116,138
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $266 (6.1% imputed rate)	74,734	—
6 5/8% Senior Notes, due January 15, 2006. Aggregate principal amount of $28,600 less unaccrued discount of $18 (6.7% imputed rate)	—	28,582

Total	$190,872	$169,720

The 1.425% Senior Convertible Notes due 2032 and 6 5/8% Senior Notes due 2006 are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $100,000 (the “Current Bank Credit Facility”). The Current Bank Credit Facility expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at June 30, 2005. On May 31, 2005, the Company borrowed $25,000 and subsequently repaid this balance in full on June 13, 2005, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described below.

On May 29, 2002, Horace Mann Educators Corporation entered into a Bank Credit Agreement that was amended effective June 1, 2004, increasing the commitment amount to $35,000, and May 3, 2005, extending the commitment termination date to June 30, 2005 from the previous termination date of May 31, 2005 (the “Previous Bank Credit Agreement”). The Previous Bank Credit Agreement was terminated on May 31, 2005, when the Company entered into the Current Bank Credit Facility. The $25,000 balance outstanding under the Previous Bank Credit Agreement was repaid in full on May 31, 2005, utilizing the borrowing under the Current Bank Credit Facility, described above.

Note 3 – Debt-(Continued)

6.05% Senior Notes due 2015 (“Senior Notes due 2015”)

On June 9, 2005, the Company issued $75,000 face amount of senior notes at an effective yield of 6.1%, which will mature on June 15, 2015. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. The Senior Notes due 2015 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

As of June 30, 2005, the net proceeds from the sale of the Senior Notes due 2015 have been used to (1) repay the Current Bank Credit Facility and (2) redeem the Senior Notes due 2006, described below. As of the date of this Report on Form 10-Q, management anticipates utilizing the remaining proceeds to recapture the Company’s life reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Capital Resources”.

6 5/8% Senior Notes due 2006 (“Senior Notes due 2006”)

On June 30, 2005, the Company redeemed all of its outstanding Senior Notes due 2006, $28,600 aggregate principal amount, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described above. The aggregate cost of the repurchase was $29,107.

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75,000 face amount of Senior Notes due 2015 was issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Report on Form 10-Q.

Debt Retirement Charges

The repurchase of the Senior Notes due 2006 resulted in a pretax charge to income for the three and six months ended June 30, 2005 of $507, which was reported as a component of interest expense for these periods.

Note 4 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		June 30, 2005
Rating of Fixed Maturity Securities (1)	June 30, 2005	December 31, 2004	Fair Value (2)	Amortized Cost
AAA	41.9%	42.0%	$1,544,196	$1,519,373
AA	7.8	7.5	286,929	277,360
A	24.3	24.3	895,928	829,940
BBB	20.0	20.3	738,933	691,546
BB	2.4	1.8	87,431	87,044
B	3.4	3.7	125,390	123,553
CCC or lower	0.1	0.3	3,767	1,350
Not rated (3)	0.1	0.1	3,035	3,042

Total	100.0%	100.0%	$3,685,609	$3,533,208

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category includes $3,035 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 100% of these private placement securities as investment grade.

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

	Percent of Total		Fair Value
	June 30, 2005	December 31, 2004	June 30, 2005
Due in 1 year or less	8.6%	7.9%	$317,807
Due after 1 year through 5 years	27.1	26.1	997,890
Due after 5 years through 10 years	38.5	40.7	1,417,994
Due after 10 years through 20 years	8.1	7.5	300,196
Due after 20 years	17.7	17.8	651,722

Total	100.0%	100.0%	$3,685,609

The average option adjusted duration for the Company’s fixed maturity securities was 5.6 years at June 30, 2005.

Note 4 - Investments-(Continued)

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2005 and December 31, 2004, fixed maturities with a fair value of $290,427 and $0, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

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

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and six months ended June 30, 2005 and 2004.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic pension expense:
Service cost	$—	$—	$(7)	$(7)
Interest cost	625	776	229	243
Expected return on plan assets	(594)	(678)	—	—
Recognized net actuarial loss	380	382	156	132
Settlement loss	412	523	—	—

Net periodic pension expense	$823	$1,003	$378	$368

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic pension expense:
Service cost	$—	$—	$(14)	$(14)
Interest cost	1,250	1,552	458	486
Expected return on plan assets	(1,188)	(1,356)	—	—
Recognized net actuarial loss	760	764	312	264
Settlement loss	824	1,047	—	—

Net periodic pension expense	$1,646	$2,007	$756	$736

At the time of this Quarterly Report on Form 10-Q, the Company expects to contribute approximately $4,500 to the defined benefit plan and $1,035 to the supplemental defined benefit plans in 2005, of which $510 was contributed to the supplemental defined benefit plans during the six months ended June 30, 2005.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the eligibility requirements, and their eligible dependents. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$22	$25	$44	$51
Interest cost	449	456	898	912
Amortization of prior service cost	(180)	(179)	(360)	(359)
Recognized net actuarial loss	118	33	236	67

Net periodic benefit cost	$409	$335	$818	$671

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 10 — Pension Plans and Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company expects to contribute $2,140 to the postretirement benefit plan in 2005, of which $831 was contributed during the six months ended June 30, 2005.

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

Three months ended June 30, 2005	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$251,089	$6,381	$2,594	$247,302
Premiums and contract charges earned	171,820	6,876	3,258	168,202
Benefits, claims and settlement expenses	98,721	6,367	2,615	94,969

Three months ended June 30, 2004
Premiums written and contract deposits	$257,967	$6,437	$4,504	$256,034
Premiums and contract charges earned	171,257	6,743	4,583	169,097
Benefits, claims and settlement expenses	109,134	5,599	3,438	106,973

Six months ended June 30, 2005
Premiums written and contract deposits	$489,182	$13,166	$5,036	$481,052
Premiums and contract charges earned	344,011	14,126	6,635	336,520
Benefits, claims and settlement expenses	202,330	9,486	5,129	197,973

Six months ended June 30, 2004
Premiums written and contract deposits	$503,662	$11,584	$8,774	$500,852
Premiums and contract charges earned	340,269	12,693	9,084	336,660
Benefits, claims and settlement expenses	221,202	9,349	6,575	218,428

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Insurance premiums and contract charges earned
Property and casualty	$139,291	$141,392	$279,556	$280,992
Annuity	4,408	4,116	8,726	8,273
Life	24,503	23,589	48,238	47,395

Total	$168,202	$169,097	$336,520	$336,660

Net investment income
Property and casualty	$8,414	$8,183	$16,437	$16,967
Annuity	27,929	26,777	55,616	54,192
Life	12,222	12,220	24,375	24,922
Corporate and other	168	(15)	149	(32)
Intersegment eliminations	(284)	(288)	(568)	(576)

Total	$48,449	$46,877	$96,009	$95,473

Net income
Property and casualty	$22,204	$15,236	$41,923	$28,309
Annuity	3,056	2,687	5,480	6,592
Life	4,878	3,233	8,109	6,330
Corporate and other	3,369	(2,219)	4,643	(603)

Total	$33,507	$18,937	$60,155	$40,628

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$944	$738	$2,344	$1,674
Life	372	390	744	780

Total	$1,316	$1,128	$3,088	$2,454

	June 30, 2005	December 31, 2004
Assets
Property and casualty	$879,544	$870,627
Annuity	3,707,275	3,489,688
Life	1,162,974	962,564
Corporate and other	99,871	94,513
Intersegment eliminations	(25,484)	(45,490)

Total	$5,824,180	$5,371,902

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements in light of such factors as: the proximity of the catastrophe occurrence date to the date of the consolidated financial statements, potential inflation of property repair costs in the affected area and the occurrence of multiple catastrophes in a geographic area over a relatively short period of time.

•	Based on property and casualty direct earned premiums for 2004, the Company’s ten largest states represented 55% of the segment total. Included in this top ten group are certain states in which catastrophe occurrences are relatively common: California, Florida, North Carolina, South Carolina, Louisiana and Texas.

•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	Business risks inherent in the Company’s restructuring of its property and casualty claims operation.

•	Adverse changes in business persistency, policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the valuations of deferred policy acquisition costs and value of acquired insurance in force.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in accounting or financial reporting standards issued by the FASB, SEC or other standard-setting bodies which may have an adverse effect on the Company’s results of operations, financial condition and/or cost of doing business.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, adverse changes in IRS regulations governing 403(b) plans.

•	The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	The competitive impact of new entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	The Company’s ability to develop and expand its agent force and its direct product distribution systems, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The risk related to the Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

Executive Summary

For the six months ended June 30, 2005, the Company’s net income increased compared to the same period in the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by aggressive underwriting and pricing actions taken in 2003 and 2004, ongoing improvements in claims processes, cost containment initiatives and a continuing low level of non-catastrophe claim frequency. Along with the rest of the insurance industry, the Company also benefited in the current period from a relatively low level of catastrophe losses.

In addition to the strong operating results, Horace Mann received refunds from the Internal Revenue Service (“IRS”) in April 2005, including amounts related to tax years 1996 and 1997, which are now deemed to be closed. This resulted in the elimination of the contingent tax liability related to those two years which reduced second quarter 2005 federal income tax expense by $2.7 million. In addition, $1.4 million of interest on the tax refund amounts was received and recorded as pretax income in the second quarter.

Premiums written and contract deposits decreased 4% compared to the first six months of 2004, due primarily to a reduction in new annuity single premium and rollover deposit receipts. In addition, property and casualty premiums written declined as increases in average voluntary automobile and homeowners premium per policy — which were moderated to some extent by the improvement in quality in the books of business — were more than offset by the decline in policies in force in these lines.

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

The most significant assumptions that are involved in the estimation of annuity gross margins include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the

Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At June 30, 2005, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company’s ability or intent to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$268.8	$276.8	-2.9%	$(8.0)
Involuntary and other property & casualty	1.3	1.3	—	—

Total property & casualty	270.1	278.1	-2.9%	(8.0)
Annuity deposits	159.5	170.0	-6.2%	(10.5)
Life	51.5	52.8	-2.5%	(1.3)

Total	$481.1	$500.9	-4.0%	$(19.8)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$275.2	$276.9	-0.6%	$(1.7)
Involuntary and other property & casualty	4.4	4.1	7.3%	0.3

Total property & casualty	279.6	281.0	-0.5%	(1.4)
Annuity	8.7	8.3	4.8%	0.4
Life	48.2	47.4	1.7%	0.8

Total	$336.5	$336.7	-0.1%	$(0.2)

For the first six months of 2005, the Company’s premiums written and contract deposits decreased 4.0% compared to the prior year, primarily as a result of a reduced level of new annuity single premium and rollover deposit receipts. In addition, property and casualty premiums written declined as increases in average voluntary automobile and homeowners premium per policy — which were moderated to some extent by the improvement in quality in the books of business — were more than offset by the decline in policies in force in these lines. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 837 at June 30, 2005, reflecting an increase of 4.6% compared to 800 agents at December 31, 2004 and an increase of 4.0% compared to 805 agents at June 30, 2004. Management currently anticipates additional growth in the size of the Company’s exclusive agent force throughout the remainder of 2005, although at a more moderate rate than the first six months. During 2005, additional emphasis is being placed on further improvements in agent retention, as well as on hiring an increased number of quality candidates. Of the current period-end total, 264 agents were in their first 24 months with the Company, reflecting a decrease of 12.6% compared to June 30, 2004, largely due to the reduced number of new hires in 2004 and retention levels in the last six months of 2004. A greater number of new agents were hired in the first six months of 2005 compared to prior year. Terminations of agents in their first 24 months with the Company were approximately one-third of the level experienced in the first six months of the prior year. The number of experienced agents in the agent force, 573, increased 13.9% compared to a year earlier as a result of improved retention. In the first six months of 2005, average agent productivity was comparable to the same period in 2004 in total and for all product lines. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

For the first six months of 2005, total sales, which include the independent agent distribution channel, decreased 9.1% compared to a year earlier, largely due to a decrease in new annuity business. Compared to a record level of annuity sales in the prior year, total new annuity sales decreased 10.7% in the first six months of 2005. This decline was due primarily to a lower level of annuity new business from independent agents, reflecting the Company’s desired shift in mix of business from this channel. While total career agent sales decreased in the current six month period compared to a year earlier in all product lines, second quarter results reduced the rate of decline for annuity, automobile and homeowners.

Total voluntary automobile and homeowners premium written decreased 2.9% in the first six months of 2005. While the quality of the Company’s voluntary automobile and homeowners business continues to improve, the premium impact of increases in average premium per policy for both lines were more than offset by the decline in policies in force. Voluntary automobile insurance premium written decreased 4.8% ($9.7 million) compared to the first six months of 2004, while homeowners premium increased 2.3% ($1.7 million). Average written premium increased approximately 2% for voluntary automobile and approximately 8% for homeowners compared to the prior year. Average earned premium also increased 4% for voluntary automobile and 11% for homeowners compared to the first six months of 2004. Through June 30, 2005, approved rate increases for the Company’s automobile and homeowners business were minimal compared to approved increases of 7% and 15%, respectively, during the first six months of 2004. As of June 30, 2005, automobile policies in force decreased by 12,000 compared to December 31, 2004 and 28,000 compared to June 30, 2004. The Company continues to increase educator business as a percentage of both new and total voluntary automobile policies. Homeowners policies in force decreased 5,000 compared to December 31, 2004 and 8,000 compared to June 30, 2004, reflecting expected reductions primarily in non-educator policies due to the Company’s pricing and underwriting actions. At June 30, 2005, there were 533,000 voluntary automobile and 268,000 homeowners policies in force, for a total of 801,000 policies, compared to a total of 818,000 policies at December 31, 2004 and 837,000 policies at June 30, 2004. To curtail the decline in automobile policies in force, in 2005 the Company is implementing both short- and medium-term initiatives to increase new business and improve policy retention.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 84% at June 30, 2005, compared to 85% at June 30, 2004.

Due to rate limitations for coastal homeowners policies in Florida and to further reduce exposure to catastrophic losses, the Company has undertaken a reunderwriting program which is anticipated to result in non-renewal of approximately 3,300 homeowners policies. Following state mandated delays as a result of the four hurricanes that impacted Florida in 2004, the Company’s non-renewal process resumed in the first quarter of 2005 and is expected to result in a full year reduction of approximately $3 million and $2 million in direct written premiums and direct earned premiums, respectively. In the Spring 2005 session, the Florida legislature implemented measures, including a single deductible per hurricane season and requiring up-front payment by insurance companies of full replacement cost, to address the impact of future and past multi-hurricane seasons. In addition, an independent financial audit has determined a $515 million deficit in the Citizens Property Insurance Corporation’s (“Citizens”) high-risk account as a result of the four hurricanes in Florida in 2004. Following their installation in August 2005, the new Citizens’ board of governors may address the need for a possible assessment to replenish the surplus of Citizens. If there is an industry assessment, the Company will in turn assess its Florida property policyholders. The impact on the Company of these measures and possible assessments is not determinable at the time of this Quarterly Report on Form 10-Q.

New annuity deposits decreased 6.2% compared to the first six months of 2004. The decline reflected a 6.9% increase in new scheduled annuity deposits offset by a 20.1% decrease in single premium and rollover deposits. While new deposits to fixed accounts decreased 12.1%, or $12.6 million, compared to the prior year due to the current low interest rate environment, new deposits to variable accounts increased 3.2%, or $2.1 million, compared to the first six months of 2004.

In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 627 authorized agents at June 30, 2005. During the first six months of 2005, this channel generated $16.7 million in annualized new annuity sales for the Company compared to $26.5 million for the first six months of 2004 and $38.0 million for the full year 2004, with the lack of growth in the current period reflecting the Company’s efforts to change the product mix from this channel to more tax-qualified and variable annuity sales.

Total annuity accumulated cash value of $3.2 billion at June 30, 2005 increased 8.6% compared to a year earlier, reflecting the increase from new business over the 12 months, continued favorable retention and improving financial markets compared to June 30, 2004. At June 30, 2005, the number of annuity contracts outstanding of 160,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2004 and increased 2.6%, or 4,000 contracts, compared to June 30, 2004.

Variable annuity accumulated balances were 8.3% higher at June 30, 2005 than at June 30, 2004, while annuity segment contract charges earned increased 4.8%, or $0.4 million, compared to the first six months of 2004.

Life segment premiums and contract deposits declined 2.5%, or $1.3 million, compared to the first six months of 2004, primarily reflecting the shift in new business mix toward partner company products. The ordinary life insurance in force lapse ratio was 6.9% for the 12 months ended June 30, 2005, compared to 7.3% for the same period a year earlier.

Net Investment Income

Pretax investment income of $96.0 million for the six months ended June 30, 2005 increased 0.5%, or $0.5 million, (0.3%, or $0.2 million, after tax) compared to the prior year. Growth in the size of the investment portfolio more than offset a decrease of approximately $2.5 million pretax in prepayment income along with a decline in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 8.7% over the past 12 months. The average pretax yield on the investment portfolio was 5.4% (3.7% after tax) for the first six months of 2005, compared to a pretax yield of 5.8% (4.0% after tax) for the same period in 2004.

Net Realized Investment Gains and Losses

Net realized investment gains were $9.0 million for the first six months of 2005 compared to net realized investment gains of $4.5 million in the prior year. There were no impairment charges from the Company’s fixed income security portfolio in either period. Gains realized in the current period included $1.9 million from sales of securities for which impairment charges were recorded in 2003. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of June 30, 2005 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

Fixed Maturity Securities

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain
Corporate bonds
Banking and Finance	40	$406.9	$382.6	$24.3
Energy	48	224.6	204.6	20.0
Utilities	29	192.8	179.1	13.7
Telecommunications	21	140.4	129.7	10.7
Food and Beverage	26	121.4	115.1	6.3
Insurance	13	104.7	97.0	7.7
Health Care	23	95.8	92.1	3.7
Transportation	12	86.9	83.7	3.2
Real Estate	13	71.8	68.1	3.7
Industry, Manufacturing	20	60.2	54.6	5.6
All Other Corporates (1)	164	531.0	506.1	24.9

Total corporate bonds	409	2,036.5	1,912.7	123.8
Mortgage-backed securities
U.S. government and federally sponsored agencies	439	693.8	689.5	4.3
Other	16	53.0	50.9	2.1
Municipal bonds	165	570.8	553.2	17.6
Government bonds
U.S.	7	214.1	213.7	0.4
Foreign	10	39.0	34.9	4.1
Collateralized debt obligations (2)	3	15.7	15.3	0.4
Asset-backed securities	10	62.7	63.0	(0.3)

Total fixed maturity securities	1,059	$3,685.6	$3,533.2	$152.4

(1)	The All Other Corporates category contains 19 additional industry classifications. Automobiles; broadcasting and media; defense; building and materials; consumer products and paper represented $308.1 million of fair value at June 30, 2005, with the remaining 13 classifications each representing less than $34 million of the fair value at June 30, 2005.
(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at June 30, 2005.

At June 30, 2005, the Company’s diversified fixed maturity portfolio consisted of 1,261 investment positions, issued by 1,059 entities, and totaled approximately $3.7 billion in fair value. The portfolio was 94.0% investment grade, based on fair value, with an average quality rating of AA-. At June 30, 2005, the portfolio had $10.9 million pretax of total gross unrealized losses related to 271 positions. At December 31, 2004, the total pretax gross unrealized losses were $8.8 million related to 178 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at June 30, 2005, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of June 30, 2005

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	69	$360.7	$363.7	$(3.0)
7 through 12 months	32	149.8	151.3	(1.5)
13 through 24 months	41	251.6	254.6	(3.0)
25 through 36 months	6	34.6	36.0	(1.4)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	148	$796.7	$805.6	$(8.9)

Non-investment grade
6 Months or less	92	$51.1	$52.8	$(1.7)
7 through 12 months	24	9.9	10.2	(0.3)
13 through 24 months	3	1.2	1.2	*
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	119	$62.2	$64.2	$(2.0)

Not rated
Total, all 25 through 36 months	4	$2.4	$2.4	*

Grand total	271	$861.3	$872.2	$(10.9)

*	Less than $(0.1) million

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.0 million. One security, redeemable preferred stock issued by the Federal National Mortgage Association (“FNMA”), was trading below 80% of book value (at 79.5% of the $2.7 million amortized cost) at June 30, 2005. This security was purchased in June 2003 when interest rates were at a 40 year low. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2005 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at June 30, 2005. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company’s investment guidelines generally limit single corporate issuer concentrations to 4.0% (after tax) of shareholders’ equity for “AA” or “AAA” rated securities, 2.5% (after tax) of shareholders’ equity for “A” rated securities, 2.0% (after tax) of shareholders’ equity for “BBB” rated securities, and 1.0% (after tax) of shareholders’ equity for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Property and casualty
Before catastrophe losses	$172.8	$192.6	-10.3%	$(19.8)
Catastrophe losses	4.0	3.7	8.1%	0.3

Total property and casualty	176.8	196.3	-9.9%	(19.5)
Annuity	(0.1)	0.7		(0.8)
Life	21.3	21.4	-0.5%	(0.1)

Total	$198.0	$218.4	-9.3%	$(20.4)

Property and Casualty Claims and Claim Expenses

	Six Months Ended June 30,
	2005	2004
Incurred claims and claim expenses:
Claims occurring in the current year	$178.4	$196.3
Decrease in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	(1.6)	—
Business assumed from state reinsurance facilities	—	—

Total decrease	(1.6)	—

Total claims and claim expenses incurred	$176.8	$196.3

Property and casualty loss ratio:
Before catastrophe losses	61.7%	68.5%
After catastrophe losses	63.3%	69.9%

(1)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the six months ended June 30, 2005, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting improvements in non-catastrophe property and casualty current accident year trends, particularly in claim frequencies. The Company’s catastrophe losses were comparable for the two periods. Development of prior years’ property and casualty reserves had a minimal favorable effect on benefits, claims and settlement expenses for the six months ended June 30, 2005 and no effect for the same period in 2004.

For the six months ended June 30, 2005, the voluntary automobile loss ratio of 68.8% decreased by 3.4 percentage points compared to the same period a year earlier and improved 1.8 percentage points compared to the loss ratio of 70.6% for full year 2004. The Company’s benefits, claims and settlement expenses also reflected improvements in the homeowners non-catastrophe loss ratio of 12.9 percentage points compared to the first six months of 2004 and 7.2 percentage points compared to the 12 months ended December 31, 2004 as a result of the favorable impact of underwriting initiatives and rate increases on earned premiums, as well as the Company’s claims initiatives, which have focused on loss and expense control.

The homeowners loss ratio of 47.5% for the six months ended June 30, 2005, including the effect of catastrophe losses, decreased 12.4 percentage points compared to a year earlier, reflecting an increase in average premium per policy and an improvement in non-catastrophe loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management, an aggressive reunderwriting program and benefits of the Company’s claims initiatives.

The Company’s GAAP guaranteed minimum death benefits (“GMDB”) reserve was $0.2 million at June 30, 2005, compared to $0.1 million at December 31, 2004 and zero at June 30, 2004.

Interest Credited to Policyholders

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Annuity	$39.7	$37.0	7.3%	$2.7
Life	17.0	16.3	4.3%	0.7

Total	$56.7	$53.3	6.4%	$3.4

Compared to prior year, the current period increase in annuity segment interest credited reflected a 9.7% increase in average accumulated fixed deposits, partially offset by a 9 basis point decline in the average annual interest rate credited to 4.4%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered throughout 2004 and 2003 to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The annualized net interest spreads for the six months ended June 30, 2005 and 2004 were 136 basis points and 166 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security, the corresponding annualized net interest spreads were 134 and 152 basis points.

As of June 30, 2005, fixed annuity account values totaled $1.9 billion, including $1.6 billion of deferred annuities. Approximately 20% of the deferred annuity account values had minimum guaranteed interest rates ranging from 3.0% to 4.0% while approximately 77% of account values had minimum guaranteed rates of 4.5% or greater. For $1.5 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low interest rates and expected reductions in prepayment income in 2005, the Company expects to experience additional fixed annuity spread compression in future periods.

Operating Expenses

For the first six months of 2005, operating expenses decreased 10.9%, or $7.4 million, compared to the prior year, primarily reflecting benefits from the Company’s expense control initiatives. The property and casualty expense ratio of 22.1% for the six months ended June 30, 2005 decreased 0.2 percentage point compared to the prior year, reflecting this segment’s portion of corporate-wide expense reductions.

The Company offers long-term care and variable and fixed interest rate universal life policies, with three third-party vendors underwriting and bearing the risk of such insurance (“Life Partner Products”) and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents decreased slightly during the first six months of 2005. The amount of commissions received by the Company in the first six months of 2005 in excess of costs for agent commissions and commission related expenses was approximately $0.5 million, comparable to the same period in 2004.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the six months ended June 30, 2005, the combined amortization of policy acquisition expenses and intangible assets was $40.3 million compared to $36.3 million recorded for the same period in the prior year. Amortization of intangible assets was $3.1 million for the six months ended June 30, 2005 compared to $2.5 million for the same period a year earlier. The June 30, 2005 valuation of Annuity VIF resulted in a $0.4 million increase in amortization compared to a $0.1 million decrease from a similar valuation at June 30, 2004.

Amortized policy acquisition expenses were $37.2 million for the first six months of 2005 compared to $33.8 million for the same period in 2004. The June 30, 2005 valuation of annuity deferred policy acquisition costs resulted in a $2.4 million increase in amortization compared to a $0.4 million decrease in amortization resulting from a similar valuation at June 30, 2004. For the life segment, the June 30, 2005 valuation of deferred policy acquisition costs resulted in a $0.5 million decrease in amortization compared to a $0.7 million increase from the 2004 valuation. The remaining increase in amortized policy acquisition costs was due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 26.0% for the six months ended June 30, 2005 compared to 28.9% for the same period in 2004. Income from investments in tax-advantaged securities reduced the effective income tax rate 4.6 and 5.8 percentage points for the six months ended June 30, 2005 and 2004, respectively.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At June 30, 2005, the Company had federal income tax returns for the 1998 through 2004 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $9.4 million of contingent tax liabilities related to those open tax years.

In April 2005, the Company received refunds for tax years 1996 through 2001 from the IRS totaling $8.1 million, an amount consistent with the Company’s tax refund accruals related to those years. In addition to the refund amounts, interest of $1.4 million was received, which was recorded by the Company as pretax income in the second quarter of 2005. Furthermore, as a result of the receipt of IRS refunds for tax years 1996 and 1997, which are now deemed to be closed, the contingent tax liability related to those two years was eliminated, which resulted in a decrease in federal income tax expense of $2.7 million in the second quarter of 2005. The remaining refunds received relate to tax years that are still considered open and subject to potential adjustment upon IRS examination. Pending an examination or a request to extend the statutes of limitations of the remaining tax years by the IRS, an additional reduction in the contingent tax liability of up to approximately $6 million may be recorded in the third quarter of 2005.

Net Income

For the six months ended June 30, 2005, the Company’s net income increased compared to the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by aggressive underwriting and pricing actions taken in 2003 and 2004, ongoing improvements in claims processes, cost containment initiatives and continuing favorable non-catastrophe claims frequency trends. Along with the rest of the insurance industry, the Company also benefited in the current period from a relatively low level of catastrophe losses.

Net income by segment and net income per share were as follows:

	Six Months Ended June 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Analysis of net income by segment:
Property and casualty
Before catastrophe costs	$44.8	$30.7	45.9%	$14.1
Catastrophe costs, after tax	(2.9)	(2.4)		(0.5)

Total including catastrophe costs	41.9	28.3	48.1%	13.6
Annuity	5.5	6.6	-16.7%	(1.1)
Life	8.1	6.3	28.6%	1.8
Corporate and other (1)	4.7	(0.6)		5.3

Net income	$60.2	$40.6	48.3%	$19.6

Diluted:
Net income per share	$1.29	$0.89	44.9%	$0.40

Weighted average number of shares and equivalent shares (in millions)	47.8	47.3	1.1%	0.5

Property and casualty combined ratio:
Before catastrophe costs	83.7%	90.8%		-7.1%
After catastrophe costs	85.4%	92.2%		-6.8%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

For the six months ended June 30, 2005, net income for the property and casualty segment increased as described above.

Compared to the first six months of 2004, annuity segment net income for the current period decreased primarily as a result of the negative impact of valuations of deferred policy acquisition costs and Annuity VIF. Annuity segment net income for the current period also reflected a decline in the interest margin, which was partially offset by lower operating expenses.

Life segment net income increased compared to the first half of 2004, also due primarily to lower expenses, including a favorable impact from the valuation of deferred policy acquisition costs between periods.

The change in net income for the corporate and other segment compared to the first half of 2004 included differences in the amount of realized investment gains and a $2.7 million reduction in federal income tax expense in the current period from the elimination of the contingent tax liability for the 1996 and 1997 tax years.

Return on shareholders’ equity based on net income was 13% and 9% for the trailing 12 months ended June 30, 2005 and 2004, respectively.

Based on results for the first half of the year, at the time of this Quarterly Report on Form 10-Q, management anticipates that 2005 full year net income before realized investment gains and losses will be within a range of $1.80 to $1.90 per share. In addition to the second quarter 2005 tax refund benefit, this projection reflects management’s anticipation of continued favorable property and casualty underwriting trends, while remaining appropriately cautious regarding potential catastrophe losses in the last six months of the year. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At June 30, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 24% of the common shares outstanding per their SEC filing on Form 13G as of March 31, 2005, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s third largest shareholder with 5% of the common shares outstanding per their SEC filing on Form 13G as of March 31, 2005, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2005, net cash provided by operating activities decreased slightly compared to the same period in 2004 primarily reflecting timing of operating expense payments.

Payment of principal and interest on debt, fees related to the catastrophe-linked equity put option and reinsurance agreement, dividends to shareholders and parent company operating expenses, as well as the share repurchase program, are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2005 without prior approval are approximately $73 million, of which $8 million was paid during the six months ended June 30, 2005. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company’s common stock, fluctuations in bank overdraft balances and borrowings, repayments and repurchases related to its debt facilities. Fees related to the catastrophe-linked equity put option and reinsurance agreement, which through May 7, 2005 augmented the Company’s traditional reinsurance program, were charged directly to additional paid-in capital.

In June 2005, the Company issued $75.0 million aggregate principal amount of 6.05% senior notes which will mature on June 15, 2015 (“Senior Notes due 2015”) at a discount of 0.05%. As of June 30, 2005, the net proceeds from the sale of the Senior Notes due 2015 have been used to (1) repay the $25.0 million balance outstanding on the Bank Credit Facility and (2) redeem all of the Senior Notes due 2006 at an aggregate cost of $29.1 million. As of the date of this report on Form 10-Q, management anticipates utilizing the remaining proceeds to recapture the Company’s life reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada. See also “Capital Resources” for additional description of the Senior Notes due 2015 and the recapture of the life reinsurance agreement.

For the six months ended June 30, 2005, receipts from annuity contracts decreased 6.2%. Annuity contract benefits and withdrawals increased 30.8% compared to the prior year. Cash value retentions for variable and fixed annuity options were 92.4% and 95.1%, respectively, for the 12 month period ended June 30, 2005, each slightly lower than the respective retention level for the 12 month period ended June 30, 2004. Net transfers to variable annuity accumulated cash values were comparable to the prior year.

Contractual Obligations

	Payments Due By Period As of June 30, 2005
	Total	Less Than 1 Year (2005)(1)	1 - 3 Years (2006 and 2007)	3 - 5 Years (2008 and 2009)	More Than 5 Years (2010 and beyond)
Short-term Debt Obligations (2):
Bank Credit Facility (expires May 30, 2009) (3)	—	—	—	—	—
Long-Term Debt Obligations (2):
Senior Convertible Notes Due May 14, 2032	$251.4	$1.7	$5.2	—	$244.5
Senior Notes Due June 15, 2015 (4)	120.4	2.3	9.1	$9.1	99.9
Senior Notes Due January 15, 2006 (5)	—	—	—	—	—

Total	$371.8	$4.0	$14.3	$9.1	$344.4

(1)	July 1, 2005 through December 31, 2005.
(2)	Includes principal and interest.
(3)	Repaid on June 13, 2005. See also “Capital Resources”.
(4)	Issued on June 9, 2005. See also “Capital Resources”.
(5)	Redeemed on June 30, 2005. See also “Capital Resources”.

As of June 30, 2005, the Company had purchase obligations of approximately $2 million to be completed in the following 12 months. The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $10 million in 2004. It is anticipated that the Company’s payments under operating leases for the full year 2005 will be comparable to the 2004 payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

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

The total capital of the Company was $825.3 million at June 30, 2005, including $190.9 million of long-term debt and no short-term debt outstanding. Total debt represented 26.0% of capital excluding unrealized investment gains and losses (23.1% including unrealized investment gains and losses) at June 30, 2005, slightly above the Company’s long-term target of 25%.

Shareholders’ equity was $634.4 million at June 30, 2005, including a net unrealized gain in the Company’s investment portfolio of $92.2 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $807.3 million and $18.82, respectively, at June 30, 2005. Book value per share was $14.79 at June 30, 2005 ($12.64 excluding investment fair value adjustments).

As of June 30, 2005, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period.

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

On June 9, 2005, the Company issued $75.0 million face amount of senior notes at an effective yield of 6.1%, which will mature on June 15, 2015 (“Senior Notes due 2015”). Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. The Senior Notes due 2015 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption. For information regarding the use of proceeds, see “Liquidity and Financial Resources — Cash Flow — Financing Activities”.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), A.M. Best (bbb-) and Fitch (BBB+). Also see “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

On June 30, 2005, the Company redeemed all of its outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes due 2006 (“Senior Notes due 2006”). For information regarding the funding of the redemption, see “Liquidity and Financial Resources — Cash Flow — Financing Activities”.)

As of June 30, 2005, the Company had no balance outstanding under its Bank Credit Agreement. On May 31, 2005, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $100.0 million (the “Current Bank Credit Facility”). The Current Bank Credit Facility expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at June 30, 2005. On May 31, 2005, the Company borrowed $25.0 million and subsequently repaid this balance in full on June 13, 2005 utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015.

On May 29, 2002, Horace Mann Educators Corporation entered into a Bank Credit Agreement that was amended effective June 1, 2004, increasing the commitment amount to $35.0 million, and May 3, 2005, extending the commitment termination date to June 30, 2005 from the previous termination date of May 31, 2005 (the “Previous Bank Credit Agreement”). The Previous Bank Credit Agreement was terminated on May 31, 2005, when the Company entered into the Current Bank Credit Facility. The $25.0 million balance outstanding under the Previous Bank Credit Agreement was repaid in full on May 31, 2005 utilizing the borrowing under the Current Bank Credit Facility, described above.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75.0 million face amount of Senior Notes due 2015 was issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.

The Company’s ratio of earnings to fixed charges for the six months ended June 30, 2005 was 19.9x, compared to 17.8x for the same period in 2004.

Total shareholder dividends were $9.0 million for the six months ended June 30, 2005. In March and June 2005, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In addition to the Company’s excess and catastrophe reinsurance program, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above an estimated retention of $14.0 million up to $66.2 million with the Florida Hurricane Catastrophe Fund (“FHCF”), based on the FHCF’s financial resources. The FHCF contract is a 12-month contract, beginning on June 1. Effective June 1, 2005, each company will be required to keep a full retention on the two largest hurricane loss occurrences and will be reimbursed by the FHCF on a retention equal to one-third of the full retention for all other occurrences within the contract period. For the contract period June 1, 2004 through May 31, 2005, the Company’s predominant insurance subsidiary for property and casualty business written in Florida was able to reinsure 90% of hurricane losses in that state above an estimated retention of $15.6 million up to $73.3 million with the FHCF. Prior to June 1, 2005, retention limits were required to be met for each hurricane occurrence. Effective May 7, 2002, the Company entered into a 36-month equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company, which provided a source of up to $75 million of contingent capital for catastrophe losses above the Company’s reinsurance coverage limits. Due to relatively unfavorable pricing and terms, the Company elected not to renew this agreement on the May 7, 2005 expiration date. Management believes that the Company’s current catastrophe protection as well as other potential sources of capital would be sufficient in the event of excessive catastrophe losses.

Information regarding the interest-sensitive life reinsurance program for the Company’s life segment is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Capital Resources” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of the date of this Report on Form 10-Q, management has delivered notice of its intention to utilize a portion of the proceeds from the issuance of the Senior Notes due 2015 for an early recapture of the reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada. It is expected that this agreement will be terminated during the third quarter of 2005. This early recapture will result in the reduction of total anticipated pretax fees of approximately $1.2 million, including $0.2 million over the balance of 2005, $0.5 million in 2006 and the remainder over subsequent years.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), A.M. Best Company, Inc. (“A.M. Best”) and Fitch Ratings, Ltd. (“Fitch”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of August 1, 2005 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of August 1, 2005
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best	A- (stable)	bbb- (stable)
Fitch	A+ (negative)	BBB+ (negative)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for 2004. In June 2005, each of the rating agencies affirmed the above debt ratings as they assigned a rating to the Senior Notes due 2015. In April 2005, Fitch affirmed the Company’s insurance financial strength and debt ratings and the accompanying Negative outlook. While acknowledging the insurance subsidiaries’ solid risk-based capitalization, high-quality liquid investment portfolios, well-defined niche in the educators market and Fitch’s heightened comfort with the Company’s reserve adequacy, Fitch’s rating outlook reflects their continuing concerns about the Company’s ability to generate run-rate underwriting profitability supportive of its current ratings and their belief that the Company’s level of catastrophe-related losses in 2004 raises concerns about the Company’s comparatively high operating leverage and risk management capabilities.

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

Recent Accounting Changes

SFAS No. 154

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. This standard will be effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle and also requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. At the time of this Quarterly Report on Form 10-Q, management is not aware of outstanding circumstances that would result in a currently quantifiable impact on the Company’s operating results or financial position.

SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), SAB 107 and SEC Release 34-51558

In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 34-51558, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for SFAS No. 123 (Revised 2004), “Share-Based Payment”. This amendment to Regulation S-X states that each registrant that is not a small business issuer will be required to adopt the provisions of FASB SFAS No. 123 (revised 2004), “Share-Based Payment” beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, which for the Company will be January 1, 2006. Release No. 34-51558 does not change the accounting required by SFAS No. 123 (R); it changes only the dates for compliance with the Standard.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2005 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005 due to the two material weaknesses disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. No additional material weaknesses in the Company’s disclosure controls and procedures were identified in the current evaluation.

Changes in Internal Control Over Financial Reporting

The following changes have been made subsequent to December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Income Tax Financial Reporting

While the Company has not fully remediated the material weakness in its internal control over income tax deferred assets and liabilities, management is in the process of implementing the following remedial actions, the status of which is reviewed periodically with the Company’s Audit Committee:

•	A remediation plan to compute and reconcile the book to tax basis differences at an asset and liability transaction level, including documentation and testing of enhanced processes and procedures by November 30, 2005;

•	A qualified tax officer was employed by the Company in March 2005 to allow for appropriate segregation of duties and to strengthen processes related to the preparation and review of tax asset and liability documentation and an additional tax accountant will be hired as soon as practicable to assist in the reconciliation process; and

•	A tax consulting firm was engaged to review the Company’s first quarter and second quarter 2005 federal income tax provisions, along with related reconciliations and supporting documentation, for validity and consistency and will perform such reviews on a quarterly basis during 2005 and annually, if warranted, thereafter.

Reporting of Cash Balances

While the Company has not fully remediated the material weakness in its internal control over the reporting of cash balances, management is in the process of implementing the following remedial actions, the status of which is reviewed periodically with the Company’s Audit Committee:

Bank Account and Suspense Account Reconciliations

•	A remediation plan to reconcile and clear all suspense accounts on a timely basis, including a review of staffing levels and proficiencies, training, documentation and testing of enhanced processes and procedures by November 30, 2005;

•	A remediation plan to enhance and document processes and procedures for the timely completion, review and testing of bank account reconciliations, including a review of staffing levels, proficiencies and training by November 30, 2005; and

•	Initial phases of the remediation plan to address controller department staffing and training needs have been initiated, including redeployment and retraining of existing staff and increased utilization of temporary employees. Additional full-time employees will be hired and trained as soon as practicable.

Accounting Policy for Outstanding Check Amounts

•	Documentation of processes and procedures, along with appropriate training, to ensure that the Company’s accounting policy, which has been corrected to conform with U.S. generally accepted accounting principles, is consistently applied on a going forward basis has been completed.

PART II: OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 26, 2005. The results of the matters submitted to a vote of security holders are shown in the table below.

	Votes For	Votes Against	Abstentions
Votes representing 39,867,785 shares of Common Stock were represented and cast regarding Proposal 1.

Election of the following nominees to hold the office of Director until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified:

William W. Abbott	38,441,162	1,426,623	—
Mary H. Futrell	38,493,410	1,374,375	—
Stephen J. Hasenmiller	39,543,556	324,229	—
Louis G. Lower II	39,469,552	398,233	—
Joseph J. Melone	38,440,879	1,426,906	—
Jeffrey L. Morby	39,398,452	469,333	—
Shaun F. O’Malley	39,518,059	349,726	—
Charles A. Parker	39,520,304	347,481	—

Votes representing 39,867,786 shares of Common Stock were represented and cast regarding Proposal 2.

Approval of the Company’s Amended and Restated 2002 Incentive Compensation Plan.	31,513,582	5,552,251	2,801,953

Votes representing 39,867,785 shares of Common Stock were represented and cast regarding Proposal 3.

Ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s auditors for the year ended December 31, 2005.	39,266,333	554,363	47,089

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the six months ended June 30, 2005 which has not been filed with the SEC.

Item 6: Exhibits

Exhibit No.		Description
(a)	The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

	(10)	Material contracts:

		10.1	Credit Agreement dated as of May 31, 2005 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”).

		10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan.

	(11)	Statement re computation of per share earnings.

	(15)	KPMG LLP letter regarding unaudited interim financial information.

	(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(99.1)	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date August 9, 2005	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date August 9, 2005	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date August 9, 2005	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2005

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description
(10)	Material contracts:

	10.1	Credit Agreement dated as of May 31, 2005 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”).

	10.2*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan.

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99.1)	Glossary of Selected Terms