Form 10-Q
period 2005-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2005-11-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 31, 2005, 42,962,778 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2005, and the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 9, 2005

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost, 2005, $3,626,284; 2004, $3,399,254)	$3,700,676	$3,541,255
Short-term and other investments	134,429	115,835
Short-term investments, loaned securities collateral	370,356	142

Total investments	4,205,461	3,657,232
Accrued investment income and premiums receivable	106,954	104,530
Deferred policy acquisition costs	226,116	209,576
Goodwill	47,396	47,396
Value of acquired insurance in force	17,638	21,522
Other assets	131,223	76,883
Separate Account (variable annuity) assets	1,292,354	1,254,763

Total assets	$6,027,142	$5,371,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,793,082	$1,688,075
Interest-sensitive life contract liabilities	612,639	593,694
Unpaid claims and claim expenses	415,261	342,445
Future policy benefits	180,401	181,648
Unearned premiums	207,609	204,706

Total policy liabilities	3,208,992	3,010,568
Other policyholder funds	147,587	142,634
Liability for securities lending agreements	370,686	—
Other liabilities	231,857	218,011
Short-term debt	—	25,000
Long-term debt	190,879	144,720
Separate Account (variable annuity) liabilities	1,292,354	1,254,763

Total liabilities	5,442,355	4,795,696

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2005, 60,464,999; 2004, 60,350,014	60	60
Additional paid-in capital	345,077	343,178
Retained earnings	542,182	494,665
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	45,037	85,872
Minimum pension liability adjustment	(14,992)	(14,992)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	584,787	576,206

Total liabilities and shareholders’ equity	$6,027,142	$5,371,902

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Insurance premiums and contract charges earned	$158,387	$165,111	$494,907	$501,771
Net investment income	48,912	47,988	144,921	143,461
Net realized investment gains	87	4,791	9,137	9,262

Total revenues	207,386	217,890	648,965	654,494

Benefits, losses and expenses
Benefits, claims and settlement expenses	130,615	159,424	328,588	377,852
Interest credited	29,360	27,316	86,054	80,599
Policy acquisition expenses amortized	17,275	18,058	54,443	51,841
Operating expenses	34,898	30,166	95,841	98,297
Amortization of intangible assets	1,219	1,350	4,307	3,804
Interest expense	2,275	1,710	6,603	5,085

Total benefits, losses and expenses	215,642	238,024	575,836	617,478

Income (loss) before income taxes	(8,256)	(20,134)	73,129	37,016
Income tax expense (benefit)	(9,277)	(7,490)	11,953	9,032

Net income (loss)	$1,021	$(12,644)	$61,176	$27,984

Net income (loss) per share
Basic	$0.02	$(0.30)	$1.43	$0.65

Diluted	$0.02	$(0.30)	$1.32	$0.63

Weighted average number of shares and equivalent shares (in thousands)
Basic	42,933	42,773	42,895	42,743
Diluted	43,686	42,773	47,829	47,317
Comprehensive income (loss)
Net income (loss)	$1,021	$(12,644)	$61,176	$27,984
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains on fixed maturities and equity securities	(47,157)	59,139	(40,835)	872
Change in minimum pension liability adjustment	—	—	—	—

Other comprehensive income (loss)	(47,157)	59,139	(40,835)	872

Total	$(46,136)	$46,495	$20,341	$28,856

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Common stock
Beginning balance	$60	$60
Options exercised, 2005, 114,224 shares; 2004, 52,302 shares	—	—
Conversion of Director Stock Plan units, 2005, 761 shares; 2004, 20,511 shares	—	—

Ending balance	60	60

Additional paid-in capital
Beginning balance	343,178	342,306
Options exercised and conversion of Director Stock Plan units	1,899	1,168
Catastrophe-linked equity put option premium	—	(1,125)

Ending balance	345,077	342,349

Retained earnings
Beginning balance	494,665	456,330
Net income	61,176	27,984
Cash dividends, $0.315 per share	(13,659)	(13,477)

Ending balance	542,182	470,837

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	70,880	64,356
Change in net unrealized gains on fixed maturities and equity securities	(40,835)	872
Change in minimum pension liability adjustment	—	—

Ending balance	30,045	65,228

Treasury stock, at cost
Beginning and ending balance, 2005 and 2004, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$584,787	$545,897

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows - operating activities
Premiums collected	$514,221	$522,158
Policyholder benefits paid	(316,116)	(347,009)
Policy acquisition and other operating expenses paid	(168,078)	(159,918)
Federal income taxes recovered (paid)	1,096	(3,933)
Investment income collected	142,953	141,010
Interest expense paid	(4,143)	(4,043)
Contribution to defined benefit pension plan trust fund	(4,514)	(3,500)
Other	7,804	8,800

Net cash provided by operating activities	173,223	153,565

Cash flows - investing activities
Fixed maturities
Purchases	(789,494)	(1,218,703)
Sales	367,368	732,466
Maturities	216,241	268,524
Net cash used in short-term and other investments	(18,169)	(21,288)

Net cash used in investing activities	(224,054)	(239,001)

Cash flows - financing activities
Dividends paid to shareholders	(13,659)	(13,477)
Principal repayments on Bank Credit Facility	(25,000)	—
Exercise of stock options	1,881	1,168
Catastrophe-linked equity put option premium	—	(1,125)
Proceeds from issuance of Senior Notes due 2015	74,245	—
Repurchase of Senior Notes due 2006	(29,077)	—
Annuity contracts, variable and fixed
Deposits	240,170	248,424
Benefits and withdrawals	(91,483)	(72,928)
Net transfer to Separate Account (variable annuity) assets	(86,487)	(83,677)
Net decrease in life policy account balances	(3,497)	(4,135)
Change in bank overdrafts	(16,262)	11,186

Net cash provided by financing activities	50,831	85,436

Net increase (decrease) in cash	—	—

Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005 and 2004

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of September 30, 2005, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2005 and 2004 and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the September 30, 2005 presentation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)
As reported	$1,021	$(12,644)	$61,176	$27,984
Add: Stock-based compensation expense, after tax, included in reported net income	—	—	—	—
Deduct: Stock-based compensation expense, after tax, determined under the fair value based method for all awards (1)	11	5	34	10,961

Pro forma	$1,010	$(12,649)	$61,142	$17,023

Net income (loss) per share – basic
As reported	$0.02	$(0.30)	$1.43	$0.65
Pro forma	$0.02	$(0.30)	$1.43	$0.40
Net income (loss) per share – diluted
As reported	$0.02	$(0.30)	$1.32	$0.63
Pro forma	$0.02	$(0.30)	$1.32	$0.40

(1)	The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.3% and 4.1%; dividend yield of 2.3% and 2.5%; expected lives of 7 and 10 years; and volatility of 19.4% and 23.8%. The nine-month expense amounts represent three-fourths of the full year expense, reflecting options granted through September 30, 2005 and 2004, respectively, and vesting during the respective calendar years. The expense amount for the nine months ended September 30, 2004 also includes the impact of accelerated vesting of stock options, as described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Stock Based Compensation” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Note 3 - Debt

Indebtedness outstanding was as follows:

	September 30, 2005	December 31, 2004
Short-term debt:
Bank Credit Facility	$—	$25,000
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $244,500 less unaccrued discount of $128,362 (3.0% imputed rate)	116,138	116,138
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $259 (6.1% imputed rate)	74,741	—
6 5/8% Senior Notes, due January 15, 2006. Aggregate principal amount of $28,600 less unaccrued discount of $18 (6.7% imputed rate)	—	28,582

Total	$190,879	$169,720

The 1.425% Senior Convertible Notes due 2032 and 6 5/8% Senior Notes due 2006 are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $100,000 (the “Current Bank Credit Facility”). The Current Bank Credit Facility expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at September 30, 2005. On May 31, 2005, the Company borrowed $25,000 and subsequently repaid this balance in full on June 13, 2005, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described below.

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

The net proceeds from the sale of the Senior Notes due 2015 were used to (1) repay the Current Bank Credit Facility, (2) redeem the Senior Notes due 2006, described below, and (3) make a capital contribution to HMEC’s primary life insurance subsidiary to substantially offset the early recapture of the Company’s life reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Capital Resources”.

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

Debt Retirement Charges

The repurchase of the Senior Notes due 2006 resulted in a pretax charge to income for the nine months ended September 30, 2005 of $507, which was reported as a component of interest expense for this period.

Note 4 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		September 30, 2005
Rating of Fixed Maturity Securities (1)	September 30, 2005	December 31, 2004	Fair Value (2)	Amortized Cost
AAA	43.1%	42.0%	$1,595,458	$1,593,640
AA	7.6	7.5	281,642	279,027
A	24.2	24.3	897,293	856,407
BBB	19.2	20.3	710,066	682,734
BB	2.3	1.8	85,919	86,868
B	3.4	3.7	124,309	123,537
CCC or lower	0.1	0.3	3,657	1,734
Not rated (3)	0.1	0.1	2,332	2,337

Total	100.0%	100.0%	$3,700,676	$3,626,284

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category includes $2,332 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 100% of these private placement securities as investment grade.

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

	Percent of Total		Fair Value
	September 30, 2005	December 31, 2004	September 30, 2005
Due in 1 year or less	9.4%	7.9%	$349,700
Due after 1 year through 5 years	27.0	26.1	998,424
Due after 5 years through 10 years	38.3	40.7	1,417,384
Due after 10 years through 20 years	8.6	7.5	318,484
Due after 20 years	16.7	17.8	616,684

Total	100.0%	100.0%	$3,700,676

The average option adjusted duration for the Company’s fixed maturity securities was 5.6 years at both September 30, 2005 and December 31, 2004.

Note 4 - Investments-(Continued)

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of September 30, 2005 and December 31, 2004, fixed maturities with a fair value of $370,686 and $0, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

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

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2005 and 2004.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic pension expense:
Service cost	$—	$—	$(8)	$(8)
Interest cost	624	777	230	239
Expected return on plan assets	(595)	(678)	—	—
Recognized net actuarial loss	381	382	156	127
Settlement loss	(17)	(115)	—	—

Net periodic pension expense	$393	$366	$378	$358

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic pension expense:
Service cost	$—	$—	$(22)	$(22)
Interest cost	1,874	2,329	688	725
Expected return on plan assets	(1,783)	(2,034)	—	—
Recognized net actuarial loss	1,141	1,146	468	391
Settlement loss	807	932	—	—

Net periodic pension expense	$2,039	$2,373	$1,134	$1,094

In September 2005, the Company contributed $4,514 to the defined benefit plan and does not anticipate making any additional contributions to this plan during the remaining three months of 2005. At the time of this Quarterly Report on Form 10-Q, the Company expects to contribute approximately $1,035 to the supplemental defined benefit plans in 2005, of which $768 was contributed during the nine months ended September 30, 2005.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the eligibility requirements, and their eligible dependents. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$21	$26	$65	$77
Interest cost	450	455	1,348	1,367
Amortization of prior service cost	(178)	(180)	(538)	(539)
Recognized net actuarial loss	118	(782)	354	(715)

Net periodic benefit cost	$411	$(481)	$1,229	$190

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 10 — Pension Plans and Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company expects to contribute $2,140 to the postretirement benefit plan in 2005, of which $1,145 was contributed during the nine months ended September 30, 2005.

Note 6 - Catastrophes and Reinsurance

For the three months ended September 30, the Company’s net catastrophe losses were significant in both 2005 and 2004. For the three months ended September 30, 2005, net catastrophe losses of approximately $35,500 were primarily as a result of Hurricane Katrina, Hurricane Rita, Minnesota storms and Hurricane Dennis. Property and casualty net reserves for unpaid claims and claim expenses at September 30, 2005 of $334,266 included approximately $24,300 attributable to these catastrophes. For the three months ended September 30, 2004, net catastrophe losses of approximately $55,500 were attributable primarily to Hurricanes Charley, Frances, Ivan and Jeanne.

Note 6 - Catastrophes and Reinsurance-(Continued)

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

Three months ended September 30, 2005	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$262,106	$15,426	$2,193	$248,873
Premiums and contract charges earned	171,263	15,452	2,576	158,387
Benefits, claims and settlement expenses	185,733	58,866	3,748	130,615

Three months ended September 30, 2004
Premiums written and contract deposits	$262,653	$11,863	$4,768	$255,558
Premiums and contract charges earned	172,429	11,825	4,507	165,111
Benefits, claims and settlement expenses	240,336	83,927	3,015	159,424

Nine months ended September 30, 2005
Premiums written and contract deposits	$751,288	$28,592	$7,229	$729,925
Premiums and contract charges earned	515,274	29,578	9,211	494,907
Benefits, claims and settlement expenses	388,063	68,352	8,877	328,588

Nine months ended September 30, 2004
Premiums written and contract deposits	$766,315	$23,447	$13,542	$756,410
Premiums and contract charges earned	512,698	24,518	13,591	501,771
Benefits, claims and settlement expenses	461,538	93,276	9,590	377,852

Gross and ceded benefits, claims and settlement expenses for the three and nine months ended September 30, 2005 and 2004 reflect the impact of property and casualty catastrophe losses, as described above. Ceded premiums written and earned for the same periods included approximately $9 million in 2005 and $4 million in 2004 of catastrophe reinsurance reinstatement premiums.

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to debt service, realized investment gains and losses and certain public company expenses, such charges historically have included restructuring charges, debt retirement costs, litigation charges and the provision for prior years’ taxes. Summarized financial information for these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Insurance premiums and contract charges earned
Property and casualty	$130,336	$136,467	$409,892	$417,459
Annuity	4,551	4,155	13,277	12,428
Life	23,500	24,489	71,738	71,884

Total	$158,387	$165,111	$494,907	$501,771

Net investment income
Property and casualty	$8,252	$8,495	$24,689	$25,462
Annuity	28,401	27,505	84,017	81,697
Life	12,403	12,290	36,778	37,212
Corporate and other	139	(16)	288	(48)
Intersegment eliminations	(283)	(286)	(851)	(862)

Total	$48,912	$47,988	$144,921	$143,461

Net income (loss)
Property and casualty	$(8,037)	$(21,306)	$33,886	$7,003
Annuity	6,462	2,491	11,942	9,083
Life	1,984	4,804	10,093	11,134
Corporate and other	612	1,367	5,255	764

Total	$1,021	$(12,644)	$61,176	$27,984

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$853	$966	$3,197	$2,640
Life	366	384	1,110	1,164

Total	$1,219	$1,350	$4,307	$3,804

	September 30, 2005	December 31, 2004
Assets
Property and casualty	$960,746	$870,627
Annuity	3,787,367	3,489,688
Life	1,217,203	962,564
Corporate and other	85,418	94,513
Intersegment eliminations	(23,592)	(45,490)

Total	$6,027,142	$5,371,902

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements in light of such factors as: the proximity of the catastrophe occurrence date to the date of the consolidated financial statements; potential inflation of property repair costs in the affected area; the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; the outcome of litigation which may be filed against the Company by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments; and the ability of state insurance facilities to assess participating insurers when financial deficits occur.

•	Based on property and casualty direct earned premiums for 2004, the Company’s ten largest states represented 55% of the segment total. Included in this top ten group are certain states in which catastrophe occurrences are relatively common: California, Florida, North Carolina, South Carolina, Louisiana and Texas.

•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	Business risks inherent in the Company’s restructuring of its property and casualty claims operation.

•	Adverse changes in business persistency, policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the valuations of deferred policy acquisition costs and value of acquired insurance in force.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in accounting or financial reporting standards issued by the FASB, SEC or other standard-setting bodies which may have an adverse effect on the Company’s results of operations, financial condition and/or cost of doing business.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, adverse changes in IRS regulations governing 403(b) plans.

•	The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	The competitive impact of entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	The Company’s ability to develop and expand its agent force and its direct product distribution systems, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The risk related to the Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

Executive Summary

For the nine months ended September 30, 2005, the Company’s net income increased compared to the same period in the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by aggressive underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives and a continuing low level of non-catastrophe claim frequency. For the Company, and for the property and casualty insurance industry, catastrophe costs were significant in the third quarters of both 2005 and 2004. However, catastrophe costs for the first nine months of 2005 were lower than the same period in 2004. Property and casualty earnings in the current period also reflected $7.8 million pretax from favorable development of prior years’ claim reserves.

Horace Mann received refunds from the Internal Revenue Service (“IRS”) in April 2005, including amounts related to tax years 1996 and 1997, which were deemed to be closed. In September 2005, tax years 1998 through 2001 were also deemed closed. This resulted in the elimination of the contingent tax liability related to those six years which reduced federal income tax expense for the first nine months of 2005 by $9.1 million ($2.7 million and $6.4 million in the second and third quarters, respectively). In addition, $1.4 million of interest on the tax refund amounts was received and recorded as pretax income in the second quarter.

Premiums written and contract deposits decreased 4% compared to the first nine months of 2004. Property and casualty premiums written declined as increases in average voluntary automobile and homeowners premium per policy — which were moderated to some extent by the improvement in quality in the books of business — were more than offset by the decline in policies in force in these lines. Also, property and casualty catastrophe reinsurance reinstatement premiums were higher in the current period representing nearly 1 percentage point of the decline. In addition to the decline in property and casualty premiums written, new annuity single premium and rollover deposit receipts declined compared to 2004.

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

Liabilities for Property and Casualty Claims and Claim Settlement Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims, claims incurred but not yet reported (“IBNR”) and associated settlement expenses. The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

The Company continually updates loss estimates using both quantitative and qualitative information from its reserving actuaries and information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	September 30, 2005			December 31, 2004
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile	$95.0	$151.6	$246.6	$102.5	$141.1	$243.6
Homeowners	67.1	56.8	123.9	17.0	44.0	61.0
All other	8.3	27.0	35.3	5.0	25.4	30.4

Total	$170.4	$235.4	$405.8	$124.5	$210.5	$335.0

(1)	In compliance with GAAP, these amounts are before reduction for ceded reinsurance reserves.

Property and casualty unpaid claims and claim settlement expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The process for estimating these liabilities begins with the collection and analysis of claim data. Data on individual reported claims, both current and historical, including paid amounts and individual claim adjuster estimates, are grouped by common characteristics and evaluated by actuaries in their analyses of ultimate claim liabilities by product line. Such data is supplemented with external data as available and when appropriate. The process of analyzing loss reserves for all product lines is undertaken on a quarterly basis.

Multiple estimation methods are available for the analysis of ultimate claim liabilities. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product lines. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time. Therefore, the actual choice of estimation method(s) can change with each evaluation. The estimation method(s) chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the claim liabilities being evaluated.

In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the claim liabilities being evaluated. This will result in a range of reasonable estimates for any particular claim liability. The Company uses such range analyses to back test whether previously established estimates for reserves are reasonable, given subsequent information. Reported values found to be closer to the endpoints of a range of reasonable estimates are subject to further detailed reviews. These reviews may substantiate the validity of management’s recorded estimate or lead to a change in the reported estimate.

The exact boundary points of these ranges are more qualitative than quantitative in nature, as no clear line of demarcation exists to determine when the set of underlying assumptions for an estimation method switches from being reasonable to unreasonable. As a result, the Company does not believe that the endpoints of these ranges are or would be comparable across companies. In addition, potential interactions among the different estimation assumptions for different product lines make the aggregation of individual ranges a highly judgmental and inexact process.

A key assumption in most actuarial analyses is that past patterns demonstrated in the data will repeat themselves in the future, absent a significant change in the associated risk factors discussed below. To the extent a significant change affecting the ultimate claim liability is known, such change is quantified to the extent possible through an analysis of internal Company and, if available and when appropriate, external data. Such a measurement is specific to the facts and circumstances of the particular claim portfolio and the known change being evaluated.

Informed management judgment is applied throughout the reserving process. This includes the application, on a consistent basis over time of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, individuals involved with the reserving process also include underwriting and claims personnel as well as other Company management. Therefore, it is quite possible and generally likely that management must consider varying individual viewpoints as part of its estimation of loss reserves.

The variables discussed above in this general discussion have different impacts on reserve estimation uncertainty for a given product line, depending on the length of the claim tail (described below), the reporting lag, the impact of individual claims and the complexity of the claim process for a given product line.

Product lines are generally classified as either long-tail or short-tail, based on the average length of time between the event triggering claims under a policy and the final resolution of those claims. Short-tail claims are reported and settled quickly, resulting in less estimation variability. The longer the time before final claim resolution, the greater the exposure to estimation risks and hence the greater the estimation uncertainty.

A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating IBNR reserves inherently more uncertain. In addition, the greater the reporting lag, the greater the proportion of IBNR claims to the total claim liability for the product line.

For some lines, the impact of large individual claims can be material to the analysis. These lines are generally referred to as being low frequency/high severity, while lines without this large claim sensitivity are referred to as high frequency/low severity. Estimates of claim liabilities for low frequency/high severity lines can be sensitive to a few key assumptions. As a result, the role of judgment is much greater for these reserve estimates. In contrast, high frequency/low severity lines tend to have a lower level of volatility, such that the range of reasonable reserve estimates is narrower and more stable.

Claim complexity can also greatly affect the estimation process by impacting the number of assumptions needed to produce the estimate, the potential stability of the underlying data and claim process and the ability to gain an understanding of the data. Product lines with greater claim complexity have inherently greater estimation uncertainty.

Actuaries have to exercise a considerable degree of judgment in the evaluation of all these factors in their analysis of reserves. The human element in the application of actuarial judgment is unavoidable when faced with material uncertainty. Different actuaries will choose different assumptions when faced with such uncertainty, based on their individual backgrounds, professional experiences and areas of focus. Hence, the estimate selected by the various actuaries may differ materially from each other.

The major causes of significant uncertainty (“risk factors”) generally will vary for each product line, as well as for each separately analyzed coverage of the product line. In some cases, such risk factors are explicit assumptions of the estimation method, and in others, they are implicit. For example, a method may explicitly assume a certain claim reporting pattern, but implicitly assume that the Company’s claim handling process is consistent over time. Actual results will likely vary from expectations for each of these assumptions, resulting in an ultimate claim liability that is different from that being estimated currently.

Some risk factors will affect more than one product line. Examples include changes in claim department practices, changes in settlement patterns, regulatory and legislative actions, court actions, timeliness of claim reporting, the state in which the claim occurred, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At September 30, 2005, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$403.5	$420.4	-4.0%	$(16.9)
Involuntary and other property & casualty	9.7	9.0	7.8%	0.7

Total property & casualty	413.2	429.4	-3.8%	(16.2)
Annuity deposits	240.2	248.4	-3.3%	(8.2)
Life	76.5	78.6	-2.7%	(2.1)

Total	$729.9	$756.4	-3.5%	$(26.5)

Effect of property and casualty catastrophe reinsurance reinstatement premiums, included above	$(9.4)	$(4.0)		$(5.4)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$403.5	$411.7	-2.0%	$(8.2)
Involuntary and other property & casualty	6.4	5.8	10.3%	0.6

Total property & casualty	409.9	417.5	-1.8%	(7.6)
Annuity	13.3	12.4	7.3%	0.9
Life	71.7	71.9	-0.3%	(0.2)

Total	$494.9	$501.8	-1.4%	$(6.9)

Effect of property and casualty catastrophe reinsurance reinstatement premiums, included above	$(9.4)	$(4.0)		$(5.4)

For the first nine months of 2005, the Company’s premiums written and contract deposits decreased 3.5% compared to the prior year. Property and casualty premiums written declined as increases in average voluntary automobile and homeowners premium per policy — which were moderated to some extent by the improvement in quality in the books of business — were more than offset by the decline in policies in force in these lines. Also, property and casualty catastrophe reinsurance reinstatement premiums were higher in the current period representing nearly 1 percentage point of the decline. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business. In addition to the decline in property and casualty premiums written, new annuity single premium and rollover deposit receipts declined compared to 2004.

The Company’s exclusive agent force totaled 849 at September 30, 2005, reflecting an increase of 6.1% compared to 800 agents at both December 31, 2004 and September 30, 2004. Management currently anticipates additional growth in the size of the Company’s exclusive agent force in the fourth quarter of 2005, although at a more modest rate than the first nine months. During 2005, additional emphasis is being placed on further improvements in agent retention, as well as on hiring an increased number of quality candidates. Of the current period-end total, 263 agents were in their first 24 months with the Company, reflecting a decrease of 6.4% compared to September 30, 2004, largely due to the reduced number of new hires in 2004 and retention levels in the last three months of 2004. A greater number of new agents were hired in the first nine months of 2005 compared to prior year. Terminations of agents in their first 24 months with the Company were approximately one-half of the level experienced in the first nine months of the prior year. The number of experienced agents in the agent force, 586, increased 12.9% compared to a year earlier as a result of improved retention. In the first nine months of 2005, average agent productivity decreased somewhat compared to the same period in 2004 in total and for all product lines. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

For the first nine months of 2005, total sales, which include the independent agent distribution channel, decreased 5.3% compared to a year earlier, largely due to a decrease in new annuity business. Compared to a record level of annuity sales in the prior year, total new annuity sales decreased 5.2% in the first nine months of 2005. This decline was due primarily to a lower level of annuity new business from independent agents with the rate of decline narrowing in the third quarter following a transition period to implement the Company’s desired shift in mix of business from this channel. Total career agent sales decreased in the current nine month period compared to a year earlier in all product lines.

Total voluntary automobile and homeowners premium written decreased 4.0% in the first nine months of 2005 with 1.3 percentage points of the decline attributable to the higher level of catastrophe reinsurance reinstatement premiums in 2005. While the quality of the Company’s voluntary automobile and homeowners business continues to improve, the premium impact of increases in average premium per policy for both lines were more than offset by the decline in policies in force. Voluntary automobile insurance premium written decreased 5.3% ($16.1 million) compared to the first nine months of 2004, while homeowners premium decreased 0.7% ($0.8 million) including a decrease of $5.4 million due to the higher level of catastrophe reinsurance reinstatement premiums in 2005. Average written premium increased approximately 1% for voluntary automobile and approximately 8% for homeowners compared to the prior year. Average earned premium also increased 2% for voluntary automobile and 10% for homeowners compared to the first nine months of 2004. Through September 30, 2005, approved rate increases for the Company’s automobile and homeowners business were minimal compared to approved increases of 7% and 15%, respectively, during the first nine months of 2004. As of September 30, 2005, automobile policies in force decreased by 13,000 compared to December 31, 2004 and 21,000 compared to September 30, 2004. The Company continues to increase educator business as a percentage of both new and total voluntary automobile policies. Homeowners policies in force decreased 6,000 compared to December 31, 2004 and 7,000 compared to September 30, 2004, reflecting expected reductions primarily in non-educator policies due to the Company’s pricing and underwriting actions. At September 30, 2005, there were 532,000 voluntary automobile and 267,000 homeowners policies in force, for a total of 799,000 policies, compared to a total of 818,000 policies at December 31, 2004 and 827,000 policies at September 30, 2004. To curtail the decline in automobile policies in force, in 2005 the Company is implementing both short- and medium-term initiatives to increase new business and improve policy retention.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 85% at September 30, 2005, equal to September 30, 2004.

Due to rate limitations for coastal homeowners policies in Florida and to further reduce exposure to catastrophic losses, the Company has undertaken a reunderwriting program which is anticipated to result in non-renewal of approximately 3,300 homeowners policies. Following state mandated delays as a result of the four hurricanes that impacted Florida in 2004, the Company’s non-renewal process resumed in the first quarter of 2005 and is expected to result in a full year reduction of approximately $3 million and $2 million in direct written premiums and direct earned premiums, respectively. In the Spring 2005 session, the Florida legislature implemented measures, including a single deductible per hurricane season and requiring up-front payment by insurance companies of full replacement cost, to address the impact of future and past multi-hurricane seasons. The impact on the Company of these measures is not determinable at the time of this Quarterly Report on Form 10-Q. In addition, an independent financial audit has determined a $515 million deficit in the Citizens Property Insurance Corporation’s (“Florida Citizens”) high-risk account as a result of the four hurricanes in Florida in 2004. Following their installation in August 2005, the new Florida Citizens’ board of governors approved a $515 million assessment to replenish the surplus of Florida Citizens. Based on its market share, the Company was required to pay its portion of the assessment, $1.8 million, in the third quarter of 2005 (reflected as a component of benefits, claims and settlement expenses) and intends to in turn assess its Florida property policyholders over the next 12-24 months to recoup this amount. The Company continues to evaluate potential actions to further mitigate its exposure risk in Florida and other coastal areas.

Recently, the Company received notification of a $1.3 million assessment from the Louisiana Citizens Fair and Coastal Plan which was driven by current year hurricane catastrophe losses in that state. This assessment is payable by the Company to the plan in November 2005, and the Company will in turn assess its Louisiana property policyholders to recoup this amount.

New annuity deposits decreased 3.3% compared to the first nine months of 2004. The decline reflected a 9.6% increase in new scheduled annuity deposits offset by a 15.8% decrease in single premium and rollover deposits. While new deposits to fixed accounts decreased 7.4%, or $11.4 million, compared to the prior year due to the current low interest rate environment, new deposits to variable accounts increased 3.4%, or $3.2 million, compared to the first nine months of 2004.

In 2001, the Company began building a nationwide network of independent agents who will comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 679 authorized agents at September 30, 2005. During the first nine months of 2005, this channel generated $26.7 million in annualized new annuity sales for the Company compared to $31.9 million for the first nine months of 2004 and $38.0 million for the full year 2004, with the lack of growth in the current period reflecting the Company’s efforts to change the product mix from this channel to more tax-qualified and variable annuity sales.

Total annuity accumulated cash value of $3.2 billion at September 30, 2005 increased 10.0% compared to a year earlier, reflecting the increase from new business over the 12 months, continued favorable retention and improving financial markets compared to September 30, 2004. At September 30, 2005, the number of annuity contracts outstanding of 160,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2004 and increased 2.6%, or 4,000 contracts, compared to September 30, 2004.

Variable annuity accumulated balances were 12.7% higher at September 30, 2005 than at September 30, 2004, while annuity segment contract charges earned increased 7.3%, or $0.9 million, compared to the first nine months of 2004.

Life segment premiums and contract deposits declined 2.7%, or $2.1 million, compared to the first nine months of 2004, primarily reflecting the shift in new business mix toward partner company products. The ordinary life insurance in force lapse ratio was 6.6% for the 12 months ended September 30, 2005, compared to 7.4% for the same period a year earlier.

Net Investment Income

Pretax investment income of $144.9 million for the nine months ended September 30, 2005 increased 1.0%, or $1.4 million, (0.8%, or $0.8 million, after tax) compared to the prior year. Growth in the size of the investment portfolio more than offset a decrease of approximately $3.3 million pretax in prepayment income along with a decline in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 8.5% over the past 12 months. The average pretax yield on the investment portfolio was 5.3% (3.6% after tax) for the first nine months of 2005, compared to a pretax yield of 5.7% (3.9% after tax) for the same period in 2004.

Net Realized Investment Gains and Losses

Net realized investment gains were $9.1 million for the first nine months of 2005 compared to net realized investment gains of $9.3 million in the prior year. There were no impairment charges from the Company’s fixed income security portfolio in either period. Gains realized in the current period included $1.9 million from sales of securities for which impairment charges were recorded in 2003. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of September 30, 2005 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

Fixed Maturity Securities

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain
Corporate bonds
Banking and Finance	41	$418.2	$403.4	$14.8
Energy	51	220.2	203.0	17.2
Utilities	28	181.2	173.4	7.8
Telecommunications	25	149.6	143.5	6.1
Food and Beverage	24	112.3	109.3	3.0
Health Care	26	98.4	97.8	0.6
Insurance	13	94.0	90.1	3.9
Transportation	13	88.1	87.2	0.9
Real Estate	13	70.2	68.1	2.1
Industry, Manufacturing	19	56.6	53.7	2.9
All Other Corporates (1)	163	506.3	496.9	9.4

Total corporate bonds	416	1,995.1	1,926.4	68.7
Mortgage-backed securities
U.S. government and federally sponsored agencies	438	716.9	722.4	(5.5)
Other	17	62.2	60.4	1.8
Municipal bonds	171	579.5	572.0	7.5
Government bonds
U.S.	7	231.5	232.7	(1.2)
Foreign	10	38.4	34.8	3.6
Collateralized debt obligations (2)	3	15.5	15.2	0.3
Asset-backed securities	11	61.6	62.4	(0.8)

Total fixed maturity securities	1,073	$3,700.7	$3,626.3	$74.4

(1)	The All Other Corporates category contains 19 additional industry classifications. Broadcasting and media; defense; building and materials; automobiles; consumer products and paper represented $288.3 million of fair value at September 30, 2005, with the remaining 13 classifications each representing less than $34 million of the fair value at September 30, 2005.
(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at September 30, 2005.

At September 30, 2005, the Company’s diversified fixed maturity portfolio consisted of 1,281 investment positions, issued by 1,073 entities, and totaled approximately $3.7 billion in fair value. The portfolio was 94.1% investment grade, based on fair value, with an average quality rating of A+. At September 30, 2005, the portfolio had $30.8 million pretax of total gross unrealized losses related to 480 positions. At December 31, 2004, the total pretax gross unrealized losses were $8.8 million related to 178 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at September 30, 2005, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of September 30, 2005

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	178	$996.7	$1,007.8	$(11.1)
7 through 12 months	74	384.7	392.1	(7.4)
13 through 24 months	40	238.0	243.3	(5.3)
25 through 36 months	13	67.1	70.4	(3.3)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	305	$1,686.5	$1,713.6	$(27.1)

Non-investment grade
6 Months or less	97	$46.2	$46.9	$(0.7)
7 through 12 months	70	41.8	44.7	(2.9)
13 through 24 months	4	1.3	1.4	(0.1)
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	171	$89.3	$93.0	$(3.7)

Not rated
Total, all 37 through 48 months	4	$2.3	$2.3	*

Grand total	480	$1,778.1	$1,808.9	$(30.8)

*	Less than $(0.1) million

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.3 million. One security, issued by Ford Motor Credit Company, was trading below 80% of book value (at 78.9% of the $5.9 million amortized cost) at September 30, 2005. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2005 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at September 30, 2005. Future changes in circumstances related to these and other securities could require subsequent impairment in value. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Property and casualty	$296.2	$344.1	-13.9%	$(47.9)
Annuity	0.4	1.4	-71.4%	(1.0)
Life	32.0	32.4	-1.2%	(0.4)

Total	$328.6	$377.9	-13.0%	$(49.3)

Property and casualty catastrophe losses, included above	$39.5	$59.2		$(19.7)

Property and Casualty Claims and Claim Expenses

	Nine Months Ended September 30,
	2005	2004
Incurred claims and claim expenses:
Claims occurring in the current year	$304.0	$344.1
Decrease in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	(7.8)	—
Business assumed from state reinsurance facilities	—	—

Total decrease	(7.8)	—

Total claims and claim expenses incurred	$296.2	$344.1

Property and casualty loss ratio:
Total	72.3%	82.4%
Effect of catastrophe costs, included above	11.1%	14.8%

(1)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the nine months ended September 30, 2005, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting improvements in non-catastrophe property and casualty current accident year trends, particularly in claim frequencies. In addition, while significant in both years, the Company’s catastrophe losses decreased compared to the first nine months of 2004. Development of prior years’ property and casualty reserves had a $7.8 million favorable effect on benefits, claims and settlement expenses for the nine months ended September 30, 2005 and no effect for the same period in 2004. The current year favorable development was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2004 loss reserve estimate.

Catastrophe losses were $39.5 million, representing 11.1 percentage points of the loss ratio, and $59.2 million, representing 14.8 percentage points of the loss ratio, for the nine months ended September 30, 2005 and 2004, respectively. In both years, these catastrophe losses were largely attributed to hurricanes which occurred in the third quarter. In the third quarter of 2005, Hurricane Katrina, with estimated gross losses of $70 million, represented $13 million, net of anticipated reinsurance. Losses from Hurricane Rita, which occurred in late September 2005, were approximately $10 million, while losses from Hurricane Dennis and storms in Minnesota were approximately $5 million each. In addition, third quarter 2005 catastrophe losses included a $1.8 million assessment from Florida Citizens, as described in “Insurance Premiums and Contract Charges”. In the third quarter of 2004, catastrophe losses of $55.5 million were due primarily to Hurricanes Charley, Frances, Ivan and Jeanne.

The catastrophe amounts recorded in the third quarter of 2005 represent the estimated net losses both from claims reported to the Company and from future expected claims from policyholders with hurricane damage, as well as estimated reinsurance recoverables for Hurricane Katrina. These estimates are based upon information received through October 31, 2005 on claims that have been settled, on-site evaluations by loss adjusters and loss estimates from catastrophe modeling. Due to the magnitude and complexity of Hurricane Katrina, including limited access to certain portions of the affected areas, the preliminary nature of the information used to prepare the estimate and an uncertain legal and regulatory environment, there can be no assurance that the ultimate costs associated with this and other catastrophic events will not exceed the Company’s current estimates. These estimates will be refined as necessary, as additional information becomes available.

For the nine months ended September 30, 2005, the voluntary automobile loss ratio of 67.4% decreased by 5.1 percentage points compared to the same period a year earlier and improved 3.2 percentage points compared to the loss ratio of 70.6% for full year 2004. The homeowners loss ratio of 82.5% improved 25.3 percentage points compared to the first nine months of 2004 and 14.4 percentage points compared to the 12 months ended December 31, 2004 reflecting an increase in average premium per policy; an improvement in non-catastrophe loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management, an aggressive reunderwriting program and benefits of the Company’s claims initiatives, which have focused on loss and expense control; and a reduced level of catastrophe losses in 2005. Catastrophe losses represented 35.4 percentage points of the homeowners loss ratio for the nine months ended September 30, 2005, compared to 53.6 percentage points for the same period in 2004 representing a decrease of 18.2 percentage points.

The Company’s GAAP guaranteed minimum death benefits (“GMDB”) reserve was $0.5 million at September 30, 2005, compared to $0.1 million at both December 31, 2004 and September 30, 2004.

Interest Credited to Policyholders

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Annuity	$60.4	$56.0	7.9%	$4.4
Life	25.7	24.6	4.5%	1.1

Total	$86.1	$80.6	6.8%	$5.5

Compared to prior year, the current period increase in annuity segment interest credited reflected a 9.4% increase in average accumulated fixed deposits, partially offset by a 6 basis point decline in the average annual interest rate credited to 4.4%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered throughout 2004 and 2003 to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The annualized net interest spreads for the nine months ended September 30, 2005 and 2004 were 131 basis points and 162 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security, the corresponding annualized net interest spreads were 130 and 150 basis points.

As of September 30, 2005, fixed annuity account values totaled $1.9 billion, including $1.7 billion of deferred annuities. Approximately 20% of the deferred annuity account values had minimum guaranteed interest rates ranging from 3.0% to 4.0% while approximately 76% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low interest rates and expected reductions in prepayment income in 2005, the Company expects to experience additional fixed annuity spread compression in future periods.

Operating Expenses

For the first nine months of 2005, operating expenses decreased 2.6%, or $2.6 million, compared to the prior year, primarily reflecting benefits from the Company’s expense control initiatives partially offset by timing differences between periods. The property and casualty expense ratio of 23.0% for the nine months ended September 30, 2005 increased 0.7 percentage point compared to the prior year, reflecting this segment’s portion of corporate-wide expense reductions offset by variances in expense incurral timing between periods as well as the effect on this ratio of higher current period catastrophe reinsurance reinstatement premiums.

The Company offers long-term care and variable and fixed interest rate universal life policies, with three third-party vendors underwriting and bearing the risk of such insurance (“Life Partner Products”) and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents decreased somewhat during the first nine months of 2005. The amount of commissions received by the Company in the first nine months of 2005 in excess of costs for agent commissions and commission related expenses was approximately $0.7 million, also less than the same period in 2004.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the nine months ended September 30, 2005, the combined amortization of policy acquisition expenses and intangible assets was $58.7 million compared to $55.6 million recorded for the same period in the prior year. Amortization of intangible assets was $4.3 million for the nine months ended September 30, 2005 compared to $3.8 million for the same period a year earlier. The September 30, 2005 valuation of Annuity VIF resulted in a $0.3 million increase in amortization compared to no effect from a similar valuation at September 30, 2004.

Amortized policy acquisition expenses were $54.4 million for the first nine months of 2005 compared to $51.8 million for the same period in 2004. The September 30, 2005 valuation of annuity deferred policy acquisition costs resulted in a $2.0 million increase in amortization compared to a $0.4 million increase in amortization resulting from a similar valuation at September 30, 2004. For the life segment, the September 30, 2005 valuation of deferred policy acquisition costs resulted in a $0.6 million decrease in amortization compared to a $0.4 million increase from the 2004 valuation. The remaining increase in amortized policy acquisition costs was due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 16.3% for the nine months ended September 30, 2005 compared to 24.3% for the same period in 2004. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.7 and 14.9 percentage points for the nine months ended September 30, 2005 and 2004, respectively.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At September 30, 2005, the Company had federal income tax returns for the 2002 through 2004 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $3.2 million of contingent tax liabilities related to those open tax years.

For the nine months ended September 30, 2005, the Company recorded reductions in federal income tax expense of $9.1 million due to favorable resolution of contingent tax liabilities ($5.5 million in the corporate and other segment and $3.6 million in the annuity segment) and recorded $1.4 million of pretax income representing interest on federal income tax refunds received. In April 2005, the Company received refunds for tax years 1996 through 2001 from the IRS totaling $8.1 million, an amount consistent with the Company’s tax refund accruals related to those years. As a result of the receipt of IRS refunds for tax years 1996 and 1997, which were then deemed to be closed, the contingent tax liability related to those two years was eliminated, which resulted in a decrease in federal income tax expense of $2.7 million in the second quarter of 2005. The remaining refunds received related to tax years 1998 through 2001, which were deemed to be closed on September 15, 2005, resulting in an additional reduction in the contingent tax liability related to those four years of $6.4 million that was recorded in the third quarter of 2005.

Income tax expense for the nine months ended September 30, 2005 also reflected the impact of updating the estimated effective rate for the year. While the effect of this change in estimate was minimal in total, income tax expense increased approximately $1 million for the life segment and decreased approximately $1 million for the property and casualty segment in the current period.

Net Income

For the nine months ended September 30, 2005, the Company’s net income was significantly affected by catastrophe costs, yet still increased compared to the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by lower catastrophe costs, aggressive underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives and continuing favorable non-catastrophe claims frequency trends.

Net income by segment and net income per share were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
	2005	2004	Percent	Amount
Analysis of net income by segment:
Property and casualty	$33.9	$7.0		$26.9
Annuity	11.9	9.1	30.8%	2.8
Life	10.1	11.1	-9.0%	(1.0)
Corporate and other (1)	5.3	0.8		4.5

Net income	$61.2	$28.0	118.6%	$33.2

Effect of catastrophe costs, after tax, included above	$(31.8)	$(41.1)		$9.3

Diluted:
Net income per share	$1.32	$0.63	109.5%	$0.69

Weighted average number of shares and equivalent shares (in millions)	47.8	47.3	1.1%	0.5

Property and casualty combined ratio:
Total	95.3%	104.7%		-9.4%
Effect of catastrophe costs, included above	11.6%	15.1%		-3.5%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

For the nine months ended September 30, 2005, net income for the property and casualty segment increased as described above.

Compared to the first nine months of 2004, annuity segment net income for the current period increased primarily as a result of the contingent income tax liability reduction of $3.6 million, which more than offset the negative effect of valuations of deferred policy acquisition costs and Annuity VIF. Annuity segment net income for the current period also reflected a decline in the interest margin.

Life segment net income decreased compared to the first nine months of 2004 primarily as a result of the increase in income tax expense.

The change in net income for the corporate and other segment compared to the first nine months of 2004 included a $5.5 million reduction in federal income tax expense in the current period from the elimination of the contingent tax liability for the 1996 through 2001 tax years.

Return on shareholders’ equity based on net income was 15% and 10% for the trailing 12 months ended September 30, 2005 and 2004, respectively.

Based on results for the first nine months of the year, at the time of this Quarterly Report on Form 10-Q, management anticipates that 2005 full year net income before realized investment gains and losses will be within a range of $1.70 to $1.80 per share. This projection reflects the significant level of catastrophe costs experienced in the third quarter and the favorable resolution of contingent tax liabilities discussed above along with management’s anticipation of an average level of catastrophe costs and continued favorable property and casualty underwriting trends in the fourth quarter of 2005. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At September 30, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 24% of the common shares outstanding per their SEC filing on Form 13G as of June 30, 2005, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s third largest shareholder with 5% of the common shares outstanding per their SEC filing on Form 13G as of June 30, 2005, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2005, net cash provided by operating activities increased compared to the same period in 2004 primarily reflecting a reduced level of policyholder claim payments in the current year.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for fees related to the catastrophe-linked equity put option and reinsurance agreement, as well as the share repurchase program, also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2005 without prior approval are approximately $73 million, of which $17 million was paid during the nine months ended September 30, 2005. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

In June 2005, the Company issued $75.0 million aggregate principal amount of 6.05% senior notes which will mature on June 15, 2015 (“Senior Notes due 2015”) at a discount of 0.05%. The net proceeds from the sale of the Senior Notes due 2015 were used to (1) repay the $25.0 million balance outstanding on the Bank Credit Facility, (2) redeem all of the Senior Notes due 2006 at an aggregate cost of $29.1 million and (3) make a capital contribution to HMEC’s primary life insurance subsidiary to substantially offset the early recapture of the Company’s life reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada. See also “Capital Resources” for additional description of the Senior Notes due 2015 and the recapture of the life reinsurance agreement.

For the nine months ended September 30, 2005, receipts from annuity contracts decreased 3.3%. Annuity contract benefits and withdrawals increased 25.4% compared to the prior year. Cash value retentions for variable and fixed annuity options were 92.0% and 94.9%, respectively, for the 12 month period ended September 30, 2005, each slightly lower than the respective retention level for the 12 month period ended September 30, 2004. Net transfers to variable annuity accumulated cash values increased slightly compared to the prior year.

Contractual Obligations

	Payments Due By Period As of September 30, 2005
	Total	Less Than 1 Year (2005)(1)	1 - 3 Years (2006 and 2007)	3 - 5 Years (2008 and 2009)	More Than 5 Years (2010 and beyond)
Short-term Debt Obligations (2):
Bank Credit Facility (expires May 30, 2009) (3)	—	—	—	—	—
Long-Term Debt Obligations (2):
Senior Convertible Notes Due May 14, 2032	$251.4	$1.7	$5.2	—	$244.5
Senior Notes Due June 15, 2015 (4)	120.4	2.3	9.1	$9.1	99.9
Senior Notes Due January 15, 2006 (5)	—	—	—	—	—

Total	$371.8	$4.0	$14.3	$9.1	$344.4

(1)	October 1, 2005 through December 31, 2005.

(2)	Includes principal and interest.

(3)	Repaid on June 13, 2005. See also “Capital Resources”.

(4)	Issued on June 9, 2005. See also “Capital Resources”.

(5)	Redeemed on June 30, 2005. See also “Capital Resources”.

As of September 30, 2005, the Company had purchase obligations of approximately $2.5 million to be completed in the following 12 months. The Company has entered into various operating lease agreements, primarily for computer equipment, computer software and real estate (agency and claims offices across the country and portions of the home office complex). These leases have varying commitment periods with most in the 1 to 3 year range. Payments on these leases were approximately $10 million in 2004. It is anticipated that the Company’s payments under operating leases for the full year 2005 will be comparable to the 2004 payments. The Company does not have any other arrangements that expose it to material liability that are not recorded in the financial statements.

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

The total capital of the Company was $775.7 million at September 30, 2005, including $190.9 million of long-term debt and no short-term debt outstanding. Total debt represented 26.1% of capital excluding unrealized investment gains and losses (24.6% including unrealized investment gains and losses) at September 30, 2005, slightly above the Company’s long-term target of 25%.

Shareholders’ equity was $584.8 million at September 30, 2005, including a net unrealized gain in the Company’s investment portfolio of $45.0 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $849.8 million and $19.78, respectively, at September 30, 2005. Book value per share was $13.61 at September 30, 2005 ($12.56 excluding investment fair value adjustments).

As of September 30, 2005, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five trading day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period.

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

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), A.M. Best Company, Inc. (“A.M. Best”) (bbb-) and Fitch Ratings, Ltd. (“Fitch”) (BBB). Also see “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

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

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), A.M. Best (bbb-) and Fitch (BBB). Also see “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

On June 30, 2005, the Company redeemed all of its outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes due 2006 (“Senior Notes due 2006”). For information regarding the funding of the redemption, see “Liquidity and Financial Resources — Cash Flow — Financing Activities”.

As of September 30, 2005, the Company had no balance outstanding under its Bank Credit Agreement. On May 31, 2005, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $100.0 million (the “Current Bank Credit Facility”). The Current Bank Credit Facility expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at September 30, 2005. On May 31, 2005, the Company borrowed $25.0 million under the Current Bank Credit Facility and subsequently repaid this balance in full on June 13, 2005 utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015.

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

The Company’s ratio of earnings to fixed charges for the nine months ended September 30, 2005 was 12.1x, compared to 8.3x for the same period in 2004.

Total shareholder dividends were $13.7 million for the nine months ended September 30, 2005. In March, June and September 2005, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company’s catastrophe reinsurance treaty was utilized in the third quarter of 2005 as a result of claims from Hurricane Katrina. As a result of reinstatement premiums, coverage under this program was reinstated to the level described in Form 10-K which is: 95% coverage of catastrophe losses above a retention of $10.0 million per occurrence up to $80.0 million per occurrence. In addition to the Company’s excess and catastrophe reinsurance program, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above an estimated retention of $14.0 million up to $66.2 million with the Florida Hurricane Catastrophe Fund (“FHCF”), based on the FHCF’s financial resources. The FHCF contract is a 12-month contract, beginning on June 1. Effective June 1, 2005, each company will be required to keep a full retention on the two largest hurricane loss occurrences and will be reimbursed by the FHCF on a retention equal to one-third of the full retention for all other occurrences within the contract period. For the contract period June 1, 2004 through May 31, 2005, the Company’s predominant insurance subsidiary for property and casualty business written in Florida was able to reinsure 90% of hurricane losses in that state above an estimated retention of $15.6 million up to $73.3 million with the FHCF. Prior to June 1, 2005, retention limits were required to be met for each hurricane occurrence.

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

Information regarding the interest-sensitive life reinsurance program for the Company’s life segment is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Capital Resources” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the third quarter of 2005, a portion of the proceeds from the issuance of the Senior Notes due 2015 was utilized to make a capital contribution to HMEC’s primary life insurance subsidiary to substantially offset the early recapture of the reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada. This agreement was terminated effective July 1, 2005 for a minimal recapture fee. This early recapture will result in the reduction of total anticipated pretax fees of approximately $1.2 million, including $0.2 million in the fourth quarter of 2005, $0.5 million in 2006 and the remainder over subsequent years.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”), A.M. Best Company, Inc. (“A.M. Best”) and Fitch Ratings, Ltd. (“Fitch”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of October 31, 2005 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of October 31, 2005
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best	A- (stable)	bbb-(stable)
Fitch	A (stable)	BBB (stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for 2004 except for the ratings by Fitch which were changed in October 2005. In June 2005, all four of the rating agencies affirmed their debt ratings as they assigned a rating to the Senior Notes due 2015. In April 2005, Fitch affirmed the Company’s insurance financial strength and debt ratings and the accompanying Negative outlook. In October 2005, Fitch lowered by one notch the insurance financial strength and senior debt ratings of Horace Mann Educators Corporation. The financial strength ratings of the Company’s insurance subsidiaries were lowered to “A” from “A+”, the senior debt ratings were lowered to “BBB” from “BBB+” and the outlook for each of the ratings was revised to stable. While acknowledging the insurance subsidiaries’ solid risk-based capitalization, high-quality liquid investment portfolios, well-defined niche in the educators market, conservative capital structure and strong interest coverage ratio, Fitch’s rating action reflects their concerns about the Company’s (1) catastrophe risk management and earnings volatility derived in part from property exposure in catastrophe-prone states, (2) recent underwriting profitability as compared to comparably rated peers and personal lines writers and (3) effect on earnings of the property and casualty segment, which Fitch views as generating more volatile results than the Company’s life and annuity segments.

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

Other Matters

The Company described proposed regulations regarding the nature of Section 403(b) arrangements, including annuities, in “Business — Regulation — Regulation at Federal Level” in its Annual Report on Form 10-K for the year ended December 31, 2004. While these proposals are still being considered, it is now generally understood that any changes would be effective no earlier than January 1, 2007 versus the previously proposed effective date of January 1, 2006. At this time the final form of any changes, their timing, or their impact on the Section 403(b) market is unknown.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2005 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 due to the two material weaknesses disclosed in “Item 9A. Controls and Procedures” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. No additional material weaknesses in the Company’s disclosure controls and procedures were identified in the current evaluation.

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

Income Tax Financial Reporting

While the Company has not fully remediated the material weakness in its internal control over income tax deferred assets and liabilities, management is in the process of implementing the following remedial actions, the status of which is reviewed periodically with the Company’s Audit Committee:

•	A remediation plan to compute and reconcile the book to tax basis differences at an asset and liability transaction level, including documentation and testing of enhanced processes and procedures by November 30, 2005;

•	A qualified tax officer was employed by the Company in March 2005 to allow for appropriate segregation of duties and to strengthen processes related to the preparation and review of tax asset and liability documentation and an additional tax accountant was employed by the Company in September 2005 to assist in the reconciliation process; and

•	A tax consulting firm was engaged to review the Company’s first quarter, second quarter and third quarter 2005 federal income tax provisions, along with related reconciliations and supporting documentation, for validity and consistency and will perform a similar review for the fourth quarter of 2005 and annually, if warranted, thereafter.

Reporting of Cash Balances

While the Company has not fully remediated the material weakness in its internal control over the reporting of cash balances, management is in the process of implementing the following remedial actions, the status of which is reviewed periodically with the Company’s Audit Committee:

Bank Account and Suspense Account Reconciliations

•	A remediation plan to reconcile and clear all suspense accounts on a timely basis, including a review of staffing levels and proficiencies, training, documentation and testing of enhanced processes and procedures by November 30, 2005;

•	A remediation plan to enhance and document processes and procedures for the timely completion, review and testing of bank account reconciliations, including a review of staffing levels, proficiencies and training has been completed; and

•	The remediation plan to address controller department staffing and training needs is nearing completion, including redeployment and retraining of existing staff, increased utilization of temporary employees and hiring of additional full-time employees.

Accounting Policy for Outstanding Check Amounts

•	Documentation of processes and procedures, along with appropriate training, to ensure that the Company’s accounting policy, which has been corrected to conform with U.S. generally accepted accounting principles, is consistently applied on a going forward basis has been completed.

PART II: OTHER INFORMATION

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the nine months ended September 30, 2005 which has not been filed with the SEC.

Item 6: Exhibits

Exhibit No.		Description
(a)	The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

	(10)	Material contracts:

		10.1	Credit Agreement dated as of May 31, 2005 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

		10.1(a)	First Amendment to Credit Agreement dated as of August 19, 2005 among HMEC, certain financial institutions named therein and the Agent.

		10.2*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

		10.2(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

	(11)	Statement re computation of per share earnings.

	(15)	KPMG LLP letter regarding unaudited interim financial information.

	(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(99.1)	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date November 9, 2005	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date November 9, 2005	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President
and Chief Financial Officer

Date November 9, 2005	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2005

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description
(10)	Material contracts:

	10.1	Credit Agreement dated as of May 31, 2005 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005.

	10.1(a)	First Amendment to Credit Agreement dated as of August 19, 2005 among HMEC, certain financial institutions named therein and the Agent.

	10.2*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.2(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99.1)	Glossary of Selected Terms