Form 10-K
period 2005-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2006-03-16
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2005, was $807.3 million.

As of February 28, 2006, 42,989,389 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2005

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

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities in the United States of America (“U.S.”). HMEC’s principal insurance subsidiaries are Horace Mann Insurance Company (“HMIC”), Teachers Insurance Company (“TIC”) and Horace Mann Life Insurance Company (“HMLIC”), each of which is an Illinois corporation; Horace Mann Property & Casualty Insurance Company (“HMPCIC”), a California corporation; and Horace Mann Lloyds (“HM Lloyds”), an insurance company domiciled in Texas.

The Company markets its products primarily to educators and other employees of public schools and their families. The Company’s nearly one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market.

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

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2005 were $972.6 million and net income was $77.3 million. The Company’s total assets were $5.8 billion at December 31, 2005. The property and casualty segment, whose primary products are private passenger automobile and homeowners insurance, accounted for 56% of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2005; the annuity and life insurance segments together accounted for 44% of insurance premiums written and contract deposits for the year ended December 31, 2005 (33% and 11%, respectively).

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 14,000 public school districts in the U.S.

The Company’s investment portfolio had an aggregate fair value of $4.0 billion at December 31, 2005. Investments consist principally of investment grade, publicly traded fixed income securities.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge through the Investor Relations section of the Company’s Internet website, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The EDGAR filings of such reports are also available at the SEC’s website, www.sec.gov.

Also available in the Investor Relations section of the Company’s Internet website are its corporate governance principles, code of conduct and code of ethics as well as the charters of the Board’s Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee.

Louis G. Lower II, CEO of HMEC, timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) on June 17, 2005 without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2004, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company. The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2005 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2005		2004		2003		2002		2001
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums written and contract deposits	$972.6		$998.4		$955.5		$899.3		$875.6
Insurance premiums and contract charges earned	664.9		674.7		643.5		625.2		615.2
Net investment income	194.6		191.4		184.7		196.0		199.3
Realized investment gains (losses)	9.8		12.2		25.5		(49.4)		(10.0)
Total revenues	869.3		878.3		853.7		771.8		804.5
Amortization of intangible assets (1)	5.1		6.0		5.0		5.7		5.8
Interest expense	8.9		6.8		6.3		8.5		9.3
Income before income taxes	94.0		69.7		19.2		7.7		28.3
Net income (2)	77.3		56.3		19.0		11.3		25.6
Ratio of earnings to fixed charges (3)	1.8	x	1.6	x	1.2	x	1.1	x	1.3	x
Per Share Data (4):
Net income:
Basic	$1.80		$1.32		$0.44		$0.28		$0.63
Diluted	$1.67		$1.25		$0.44		$0.28		$0.63
Shares of Common Stock - weighted average:
Basic	42.9		42.8		42.7		40.9		40.6
Diluted	47.9		47.3		42.9		41.2		40.9
Shares of Common Stock - ending outstanding	43.0		42.8		42.7		42.7		40.7
Cash dividends	$0.42		$0.42		$0.42		$0.42		$0.42
Book value per share	$13.51		$13.45		$12.42		$12.39		$11.27
Balance Sheet Data, at Year End:
Total investments	$3,996.5		$3,657.2		$3,385.7		$3,130.6		$2,975.7
Total assets	5,840.6		5,371.9		4,953.2		4,453.6		4,455.1
Total policy liabilities	3,172.1		3,010.6		2,787.0		2,585.2		2,445.2
Short-term debt	—		25.0		25.0		—		53.0
Long-term debt	190.9		144.7		144.7		144.7		99.8
Total shareholders’ equity	580.6		576.2		530.5		528.8		459.2
Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$546.9		$562.3		$546.5		$524.9		$519.3
Annuity	320.1		327.0		296.6		261.5		239.1
Life	105.6		109.1		112.4		112.9		117.2
Total	972.6		998.4		955.5		899.3		875.6
Net income (loss)
Property and casualty	$45.0		$27.6		$(17.8)		$19.9		$5.2
Annuity	15.1		12.6		14.4		17.0		20.6
Life	13.4		14.8		13.4		18.9		18.7
Corporate and other (2) (6)	3.8		1.3		9.0		(44.5)		(18.9)
Total	77.3		56.3		19.0		11.3		25.6

(1)	Amortization of intangible assets is comprised of amortization of goodwill and amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company and the 1994 acquisition of HMPCIC. Effective January 1, 2002, the Company adopted Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets”. Under FAS No. 142, goodwill amortization ceases and the goodwill is annually tested for impairment. Goodwill amortization was $1.6 million for the year ended December 31, 2001.

(2)	In 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million from the closing of tax years 1996 through 2001 with favorable resolution of the contingent tax liabilities related to those prior tax years. In 1999, the Company recorded a charge of $20.0 million for an additional federal income tax provision representing the Company’s maximum exposure for disputed prior years’ taxes (for tax years 1994 through 1997). Resolution of the portion of this dispute related to the 1997 tax year resulted in a $1.3 million benefit in 2001.

(3)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on interest-sensitive contracts.

(4)	Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company’s common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and restricted stock units. The Company’s Senior Convertible Notes, which were issued in May 2002, are considered potentially dilutive securities and are included in the calculation of diluted earnings per share, to the extent dilutive, per Emerging Issues Task Force (“EITF”) issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”.

(5)	Information regarding assets by segment at December 31, 2005, 2004 and 2003 is contained in “Notes to Consolidated Financial Statements — Note 13 — Segment Information” listed on page F-1 of this report.

(6)	The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges, provision for/resolution of prior years’ taxes and certain public company expenses.

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

Exclusive Agency Force

A cornerstone of the Company’s marketing strategy is its exclusive sales force of full-time employee agents trained to sell multiline products. As of December 31, 2005, the Company employed 855 full-time agents, approximately 80% of which are licensed by the National Association of Securities Dealers, Inc. (“NASD”) to sell variable annuities. Many of the Company’s agents were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

Broadening Distribution Options

Management has begun to broaden the Company’s distribution options to complement and extend the reach of the Company’s agency force. This initiative initially focuses on more fully utilizing its approved payroll deduction slots in school systems across the country which are assigned to Horace Mann. In 2001, the Company began building a network of independent agents who comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have agents, the independent agents will complement and extend the annuity capabilities of the Company’s agents in under-penetrated areas.

As an example of the potential for this initiative, in January 2002 the Company announced that it had been selected as one of four providers of fixed and variable annuity options to Chicago, Illinois public school employees. At the time of this Report on Form 10-K, there are six annuity providers serving the Chicago Public Schools. The Chicago Public Schools is the third-largest school district in the U.S. Beginning in April 2002, the Company is partnering with a firm, which has been providing retirement planning services to Chicago Public School employees for more than two decades, to pursue this opportunity to bolster growth in its annuity business. At December 31, 2005, there were 759 independent agents approved to market the Company’s annuity products throughout the U.S. During 2005, collected contract deposits from this distribution channel were approximately $41 million.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2005, based on direct insurance premiums and contract deposits for all product lines, the top five states and their portion of total premiums were North Carolina, 7.1%; Illinois, 6.6%; Florida, 6.3%; Minnesota, 5.5%; and California, 5.5%.

HMEC’s property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2005:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
Florida	$47.5	8.4%
California	46.7	8.3
North Carolina	42.0	7.4
Minnesota	40.4	7.1
Louisiana	25.6	4.5
Pennsylvania	25.4	4.5
Texas	24.8	4.4
South Carolina	23.8	4.2
Michigan	19.5	3.5
Maine	18.8	3.3

Total of top ten states	314.5	55.6
All other areas	251.1	44.4

Total direct premiums	$565.6	100.0%

(1)	Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2005:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
Illinois	$52.3	12.1%
North Carolina	29.1	6.7
Virginia	27.2	6.3
South Carolina	23.9	5.5
Texas	18.0	4.2
Tennessee	16.9	3.9
Pennsylvania	16.6	3.8
Indiana	16.3	3.8
Florida	15.9	3.7
Minnesota	14.8	3.4

Total of top ten states	231.0	53.4
All other areas	201.8	46.6

Total direct premiums	$432.8	100.0%

(1)	Defined as collected premiums before reinsurance and is determined under statutory accounting principles.

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

From 1984 to September 1993 and beginning again in September 1996, the NEA purchased from the Company educator excess professional liability insurance for all of its members. The NEA has entered into a contract to purchase this insurance from the Company through August 2007. Premiums from this product represent less than 1% of all insurance premiums written and contract deposits of the Company.

Property and Casualty Segment

The property and casualty segment represented 56% of the Company’s total insurance premiums written and contract deposits.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2005 represented 39% of the Company’s total insurance premiums written and contract deposits and 70% of property and casualty net written premiums. As of December 31, 2005, the Company had approximately 531,000 voluntary automobile policies in force with annual premiums of approximately $391 million. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2005, homeowners insurance represented 16% of the Company’s total insurance premiums written and contract deposits and 28% of property and casualty net written premiums. The Company insures primarily residential homes. As of December 31, 2005, the Company had approximately 266,000 homeowners policies in force with annual premiums of approximately $176 million. As expected, the number of homeowners policies in force decreased in 2005, reflecting initiatives to improve profitability in this product line.

Educator excess professional liability insurance represented less than 1% of the Company’s 2005 property and casualty premiums. See “Corporate Strategy and Marketing — National, State and Local Education Associations”.

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

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2005	2004	2003
Statement of Operations Data:
Insurance premiums written (1) (2)	$546.9	$562.3	$546.5
Insurance premiums earned (1)	549.6	561.3	533.8
Net investment income	33.2	33.8	31.9
Income (loss) before income taxes	58.0	29.5	(35.2)
Net income (loss)	45.0	27.6	(17.8)
Catastrophe costs, pretax (3)	69.2	75.5	33.2
Operating Statistics:
Loss and loss adjustment expense ratio	72.4%	78.3%	88.6%
Expense ratio	23.2%	22.2%	23.7%
Combined loss and expense ratio (including policyholder dividends)	95.6%	100.5%	112.3%
Effect of catastrophe costs on the combined ratio (3)	12.3%	13.4%	6.2%
Automobile and Homeowners (Voluntary):
Insurance premiums written (1) (2)	$535.2	$552.5	$549.2
Insurance premiums earned (1)	538.8	552.0	534.8
Policies in force (in thousands)	797	818	850

(1)	As a result of catastrophes in the third quarter of both 2005 and 2004, the Company incurred additional ceded written and earned premiums to reinstate its property and casualty catastrophe reinsurance coverage of $9.9 million and $5.0 million for the years ended December 31, 2005 and 2004, respectively.

(2)	Reflecting resolution of the challenge to automobile rates in North Carolina, in 2004 the Company returned to policyholders $4.0 million of previously escrowed premiums, resulting in a reduction to written premiums.

(3)	These measures are used by the Company’s management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statement of Operations and require inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company’s management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company’s periodic results of operations.

•	Catastrophe costs—The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.

•	Catastrophe losses—In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Insurance Services Office, Inc. (“ISO”) and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance, and therefore their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company’s management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2005 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2005	$69.2	$56,800.0
2004	75.5	27,300.0
2003	33.2	12,900.0
2002	11.9	5,900.0
2001	11.2	26,500.0
2000	16.2	4,600.0
1999	19.6	8,300.0
1998	28.4	10,100.0
1997	6.2	2,600.0
1996	20.9	7,400.0

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.
2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.
2002 -	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
2001 -	$3.7 million, June Midwest wind/hail/tornadoes; $2.3 million, April tornadoes; $2.2 million, Tropical Storm Allison.
2000 -	$5.0 million, May tornadoes; $2.7 million, December winter storms.
1999 -	$5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
1998 -	$7.9 million, May Minnesota hailstorm; $2.9 million, May Upper Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
1997 -	$1.4 million, July wind/hail/tornadoes; $1.1 million, Denver, Colorado hailstorm.
1996 -	$8.2 million, Hurricane Fran.

(2)	Source: Insurance Services Office, Inc. news release dated January 26, 2006. These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption and additional living expenses and are net of reinsurance, before federal income tax benefits, and exclude all loss adjustment expenses.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses (1)

(Dollars in millions)

	Year Ended December 31,
	2005	2004	2003
Claims and claim expense incurred (2)	$398.0	$439.3	$472.9
Amount attributable to catastrophes	59.3	70.5	33.2

Excluding catastrophes (2)	$338.7	$368.8	$439.7

Claims and claim expense payments	$396.2	$413.7	$420.2
Amount attributable to catastrophes	50.9	42.8	21.4

Excluding catastrophes	$345.3	$370.9	$398.8

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

(2)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.

Property and Casualty Reserves

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

Multiple estimation methods are available for the analysis of ultimate claim liabilities. Some of the techniques used include development of paid loss dollars, development of reported loss dollars, methods based on the expected loss ratio and methods utilizing frequency and severity of losses. These methods tend to converge over time, with the broadest range of results observed initially. The short-tailed coverages, such as property coverages, tend to converge more quickly than the long-tailed liability lines. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no single estimation method being better than the others in all situations and no one set of assumption variables being meaningful for all product lines. The relative strengths and weaknesses of the particular estimation methods when applied to a particular group of claims can also change over time. Therefore, the actual choice of estimation method(s) can change with each evaluation. The estimation method(s) chosen are those that are believed to produce the most reliable indication at that particular evaluation date for the claim liabilities being evaluated.

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

Informed management judgment is applied throughout the reserving process. This includes the application, on a consistent basis over time, of various individual experiences and expertise to multiple sets of data and analyses. In addition to actuaries, individuals involved with the reserving process also include underwriting and claims personnel as well as other Company management. Therefore, it is quite possible and generally likely that management must consider varying individual viewpoints as part of its estimation of loss reserves.

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

A major component of the claim tail is the reporting lag. The reporting lag, which is the time between the event triggering a claim and the reporting of the claim to the insurer, makes estimating incurred but not reported (“IBNR”) reserves inherently more uncertain. In addition, the greater the reporting lag, the greater the proportion of IBNR claims to the total claim liability for the product line.

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

At December 31, 2005, all of the Company’s reserves for unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves, displayed individually for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances are reflected in the Consolidated Balance Sheets also listed on page F-1 of this report.

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2005	2004	2003
Gross reserves, beginning of year	$335.0	$304.3	$275.7
Less reinsurance recoverables	25.7	20.6	44.7

Net reserves, beginning of year (1)	309.3	283.7	231.0

Incurred claims and claim expenses:
Claims occurring in the current year	411.1	435.5	416.5
Increase (decrease) in estimated reserves for claims occurring in prior years (2):
Policies written by the Company	(13.1)	3.8	58.3
Business assumed from state reinsurance facilities	—	—	(1.9)

Total increase (decrease)	(13.1)	3.8	56.4

Total claims and claim expenses incurred (3)	398.0	439.3	472.9

Claims and claim expense payments for claims occurring during:
Current year	252.3	268.5	259.8
Prior years	143.9	145.2	160.4

Total claims and claim expense payments	396.2	413.7	420.2

Net reserves, end of year (1)	311.1	309.3	283.7
Plus reinsurance recoverables	31.6	25.7	20.6

Reported gross reserves, end of year (4)	$342.7	$335.0	$304.3

(1)	Reserves net of anticipated reinsurance recoverables.

(2)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2005, 2004 and 2003, see “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(3)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity, group accident and health and corporate amounts of $44.7 million, $45.1 million and $46.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, in addition to the property and casualty amounts.

(4)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $8.1 million, $7.4 million and $9.0 million at December 31, 2005, 2004 and 2003, respectively, in addition to property and casualty reserves.

The claim reserve development table below illustrates the change over time in the Net Reserves (defined in footnote 1 to the table above) established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts of claims for which settlements have been made in cash as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company’s learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2004 to be $150 thousand was first reserved in 1995 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1995 - 2003 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
Gross reserves for property and casualty claims and claim expenses	$349.1	$318.7	$289.1	$275.6	$271.2	$272.1	$275.7	$275.7	$304.3	$335.0	$342.7
Deduct: Reinsurance recoverables	23.8	34.1	41.3	55.9	64.4	49.1	34.1	44.7	20.6	25.7	31.6

Net Reserves for property and casualty claims and claim expenses (1)	325.3	284.6	247.8	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1
Paid cumulative as of:
One year later	125.1	133.4	127.0	129.3	135.9	139.0	153.4	160.4	145.2	143.9
Two years later	178.7	184.3	174.9	185.7	191.6	202.6	226.0	222.3	209.5
Three years later	205.1	206.5	205.0	215.4	225.4	243.3	258.4	258.6
Four years later	215.1	220.8	219.5	232.1	246.9	256.1	276.3
Five years later	222.1	226.6	227.7	243.3	252.7	264.1
Six years later	224.7	230.9	234.2	245.1	257.6
Seven years later	227.5	234.9	235.0	249.0
Eight years later	230.0	235.0	237.3
Nine years later	229.9	237.2
Ten years later	231.5
Net Reserves reestimated as of (1):
End of year	325.3	284.6	247.8	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1
One year later	262.8	239.5	222.9	215.1	229.5	239.5	265.6	287.3	287.5	296.2
Two years later	229.0	228.5	217.8	237.9	248.3	260.5	294.7	297.1	283.1
Three years later	225.2	226.1	233.4	245.4	256.0	277.0	301.3	297.9
Four years later	223.2	235.4	235.5	248.0	266.9	280.2	298.5
Five years later	230.3	234.7	237.2	254.7	269.3	277.9
Six years later	229.5	237.1	241.2	257.8	268.1
Seven years later	231.6	239.5	245.1	257.1
Eight years later	233.7	244.2	245.0
Nine years later	238.1	244.4
Ten years later	238.6
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$86.7	$40.2	$2.8	$(37.4)	$(61.3)	$(54.9)	$(56.9)	$(66.9)	$0.6	$13.1
Percent	26.7%	14.1%	1.1%	-17.0%	-29.6%	-24.6%	-23.6%	-29.0%	0.2%	4.2%
Gross reestimated liability - latest	$267.5	$278.3	$278.1	$300.2	$311.1	$321.8	$345.4	$347.4	$313.0	$328.9
Reestimated reinsurance recoverables - latest	28.9	33.9	33.1	43.1	43.0	43.9	46.9	49.5	29.9	32.7

Net Reserve reestimated - latest (1)	$238.6	$244.4	$245.0	$257.1	$268.1	$277.9	$298.5	$297.9	$283.1	$296.2
Gross cumulative excess (deficiency) (2)	$81.6	$40.4	$11.0	$(24.6)	$(39.9)	$(49.7)	$(69.7)	$(71.7)	$(8.7)	$6.1

(1)	Reserves net of anticipated reinsurance recoverables (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.

(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2005 were insignificant.

Through 2005, the Company maintained an excess and catastrophe treaty reinsurance program. Effective January 1, 2005, the Company reinsured 95% of catastrophe losses above a retention of $10.0 million per occurrence up to $80.0 million per occurrence. The catastrophe treaty coverage consisted of four layers, each of which provided for one mandatory reinstatement. The four layers were $5.0 million excess of $10.0 million, $10.0 million excess of $15.0 million, $15.0 million excess of $25.0 million and $40.0 million excess of $40.0 million. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above an estimated retention of $13.2 million up to $60.9 million with the Florida Hurricane Catastrophe Fund (“FHCF”), based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1. Through May 7, 2005, these catastrophe reinsurance programs were augmented by a $75.0 million equity put and reinsurance agreement, as further discussed below.

During 2005, the Company experienced significant losses from four hurricanes, two of which — Katrina and Rita — resulted in substantial catastrophe treaty reinsurance recoveries. As a result of reinsurance claims from these two hurricanes, the first layer of the catastrophe treaty was exhausted and the second layer had $2.5 million of remaining coverage.

Effective January 1, 2006, the Company purchased both catastrophe excess of loss and catastrophe aggregate reinsurance coverage. The excess of loss coverage consists of two contracts in addition to the FHCF. The primary contract provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $110.0 million per occurrence. This contract consists of four layers, each of which provide for one mandatory reinstatement. The four layers are $10.0 million excess of $15.0 million, $20.0 million excess of $25.0 million, $30.0 million excess of $45.0 million, and $35.0 million excess of $75.0 million. The other excess of loss contract provides 95% coverage of catastrophe losses above a retention of $10.0 million per occurrence up to $15.0 million per occurrence, after the Company retains $5.0 million of losses above $10.0 million for the first occurrence. This contract also provides for one mandatory reinstatement. The FHCF limits described above continue through June 1, 2006, at which time a new annual contract begins. The catastrophe aggregate contract provides 95% coverage of the Company’s 2006 catastrophe losses, capped at $10.0 million per occurrence, above an annual retention of $20.0 million, up to an annual limit of $40.0 million.

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

The Company has not joined the California Earthquake Authority (“CEA”). The Company’s exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from its own policies and from participation in the CEA, management believes it is in the Company’s best economic interest to offer earthquake coverage directly to its homeowners policyholders.

For liability coverages, including the educator excess professional liability policy, the Company reinsures each loss above a retention of $500,000 up to $20 million. For property coverages, the Company reinsures each loss above a retention of $500,000 up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above.

The following table identifies the Company’s most significant reinsurers under the traditional catastrophe reinsurance program, their percentage participation in the Company’s aggregate reinsured catastrophe coverage and their rating by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2006. No other single reinsurer’s percentage participation in 2006 or 2005 exceeds 5%.

Property Catastrophe Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating	Reinsurer	Parent	Participation
				2006	2005
A+	AA	Swiss Re Underwriters Agency	Swiss Reinsurance Company	13%	0%
A-	AA-	AXA Re	AXA Group	10%	7%
A-	NR	New Castle Reinsurance Company, Ltd.	Citadel Investment Group, L.L.C.	9%	0%
A++	AA	Harbor Point Re	The Chubb Corporation	7%	0%
A+	AA-	Tokio Millennium Re Ltd.	Millea Holdings Inc.	7%	0%
A	A	Liberty Syndicate Management Limited	Liberty Mutual Holding Company, Inc.	5%	8%
A+	A+	IPCRe, Ltd.	IPC Holdings, Ltd.	*	17%
A	AA-	Mapfre Reinsurance Corporation	Sistema MAPFRE	*	12%
A	A-	Montpelier Reinsurance Ltd.	Montpelier Re Holdings, Ltd.	0%	9%
A-	NR	Rosemont Reinsurance Limited	GoshawK Insurance Holdings plc	0%	8%
A+	AA	Transatlantic Reinsurance Company	American International Group, Inc.	*	7%
A	A	Axis Specialty Limited	Axis Capital Holdings Limited	0%	6%
A+	NR	Allied World Assurance Company, Ltd.	Allied World Assurance Holdings, Ltd.	0%	6%

*	Less than 5%
NR	Not rated.

For 2006, property catastrophe reinsurers representing 100% of the Company’s aggregate reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best.

Annuity Segment

Educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 14,000 public school districts in the U.S. Approximately 65% of the Company’s new annuity contract deposits in 2005 were for 403(b) tax-qualified annuities; approximately 75% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2005, annuities represented 33% of the Company’s total insurance premiums written and contract deposits.

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

The Company’s 48 variable account options include funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JP Morgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Ranier, Davis, Credit Suisse, BlackRock, Goldman Sachs, Dreyfus, Templeton, Ariel, Wells Fargo, Royce, Lord Abbett and Delaware, offering the Company’s customers multiple investment options, regardless of their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2005 was $3.3 billion.

In 2003, to assist agents in delivering the Value Proposition, the Company entered into a third-party vendor agreement with American Funds Distributors, Inc. (“AFD”) to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can also offer a 529 college savings program and Coverdell Education Savings Accounts through this marketing alliance. In 2005, the Company further expanded its product offerings to include equity indexed annuities and single premium immediate annuities through additional marketing alliances. These third-party vendors underwrite these accounts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2005	2004	2003
Statement of Operations Data:
Contract deposits:
Variable	$137.8	$132.0	$115.3
Fixed	182.3	195.0	181.3
Total	320.1	327.0	296.6
Contract charges earned	17.9	16.7	14.6
Net investment income	112.9	109.4	104.4
Net interest margin (without realized gains)	31.4	33.7	33.1
Income before income taxes	16.3	16.3	19.8
Net income	15.1	12.6	14.4

Operating Statistics:
Fixed:
Accumulated value	$1,961.7	$1,826.2	$1,650.6
Accumulated value persistency	94.5%	95.5%	95.1%
Variable:
Accumulated value	$1,333.7	$1,254.8	$1,119.2
Accumulated value persistency	91.5%	92.9%	92.8%
Number of contracts in force	162,417	158,703	$152,515
Average accumulated cash value (in dollars)	$20,290	$19,414	$18,161
Average annual deposit by contractholders (in dollars)	$2,436	$2,391	$2,303
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	7,938	6,918	7,019
Amount	$243.6	$200.5	$171.3
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$530.8	$510.7	$478.3
Greater than 0% but less than 5%	78.3	69.1	50.3
5% and greater but less than 10%	1,226.7	1,106.4	968.3
10% and greater	18.8	35.2	54.3
Supplementary contracts with life contingencies not subject to discretionary withdrawal	107.1	104.8	99.4

Total	$1,961.7	$1,826.2	$1,650.6

Life Segment

The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. The Company’s traditional term, whole life and group life business in force consists of approximately 157,000 policies, representing approximately $7.8 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $42.6 million as of December 31, 2005. The Company also underwrites “Experience Life”, a flexible, adjustable-premium life insurance contract which allows the customer to combine elements of term life insurance, interest-sensitive whole life insurance and an interest-bearing account. At December 31, 2005, the Company had in force approximately 80,000 Experience Life policies representing approximately $5.3 billion of life insurance in force with annual insurance premiums and contract deposits of approximately $62.7 million.

In 2005, the life segment represented 11% of the Company’s total insurance premiums written and contract deposits, including approximately 1 percentage point attributable to the Company’s group life and group disability income business.

During 2005, the average face amount of ordinary life insurance policies issued by the Company was $159,825 and the average face amount of all ordinary life insurance policies in force at December 31, 2005 was $65,550.

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

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2005	2004	2003
Statement of Operations Data:
Insurance premiums and contract deposits	$105.6	$109.1	$112.4
Insurance premiums and contract charges earned	97.4	96.7	95.1
Net investment income	49.3	49.5	49.6
Income before income taxes	22.3	22.0	20.8
Net income	13.4	14.8	13.4

Operating Statistics:
Life insurance in force:
Ordinary life	$11,588	$11,509	$11,527
Group life	1,554	1,714	1,736

Total	$13,142	$13,223	$13,263

Number of policies in force:
Ordinary life	176,780	182,022	187,533
Group life	60,674	69,621	70,725

Total	237,454	251,643	258,258

Average face amount in force (in dollars):
Ordinary life	$65,550	$63,229	$61,467
Group life	25,612	24,619	24,546
Total	55,345	52,547	51,356
Lapse ratio (ordinary life insurance in force)	6.5%	7.2%	7.7%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$733.4	$842.5	$932.6
Number of policies	6,941	8,078	7,466
Amount of death claims opened	$33.7	$31.1	$32.0
Number of death claims opened	1,310	1,273	1,292

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as a charge to the results of operations and a new cost basis is established. At December 31, 2005, investments in non-investment grade securities represented 5.1% of total investments. At December 31, 2005, fixed income securities represented 97.4% of investments excluding securities lending collateral. Of the fixed income investment portfolio, 94.4% was investment grade and 99.9% was publicly traded. At December 31, 2005, the average quality and average option adjusted duration of the total fixed income portfolio were A+ and 5.5 years, respectively. There are no significant investments in mortgage loans, real estate, foreign securities, privately placed securities, or common or preferred stocks.

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

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2005:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value	Carrying Value			Amortized Cost
		Total	Life and Annuity	Property and Casualty
Publicly Traded Fixed Maturity Securities and Cash Equivalents:
U.S. government and agency obligations (1):
Mortgage-backed securities	17.3%	$690.2	$660.9	$29.3	$700.1
Other	6.8	272.2	235.1	37.1	273.6
Investment grade corporate and public utility bonds	44.8	1,789.3	1,734.2	55.1	1,738.6
Municipal bonds	14.4	576.8	49.6	527.2	571.2
Other mortgage-backed securities	3.5	138.0	118.9	19.1	138.0
Non-investment grade corporate and public utility bonds (2)	5.1	203.2	136.8	66.4	201.7
Foreign government bonds	0.8	31.3	29.4	1.9	29.8
Short-term investments (3)	0.2	8.6	7.1	1.5	8.6
Short-term investments, loaned securities collateral (3)	4.8	193.0	184.7	8.3	193.0

Total publicly traded securities	97.7	3,902.6	3,156.7	745.9	3,854.6

Other Investments:
Private placements, investment grade (4)	—	2.2	2.2	—	2.2
Private placements, non- investment grade (2) (4)	—	0.1	0.1	—	0.1
Mortgage loans (5)	0.1	3.6	3.6	—	3.6
Policy loans and other	2.2	88.0	85.1	2.9	87.9

Total other investments	2.3	93.9	91.0	2.9	93.8

Total investments (6)	100.0%	$3,996.5	$3,247.7	$748.8	$3,948.4

(1)	Includes $206.0 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $756.4 million fair value of federally sponsored agency securities.

(2)	A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor’s Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody’s Investors Service, Inc. (“Moody’s”) rating for such security, or if there is no S&P or Moody’s rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $9.1 million in money market funds rated “AAA” and $192.5 million in repurchase agreements and commercial paper maturing on January 3, 2006. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the market value of the loaned securities as collateral for each loan.

(4)	Fair values for private placements are estimated by the Company with the assistance of its investment advisors.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.

(6)	Approximately 9% of the Company’s investment portfolio, having a carrying value of $358.2 million as of December 31, 2005, consisted of securities with some form of credit support, such as insurance. All of these securities with credit support have the highest investment grade rating.

Fixed Maturity Securities

The following table sets forth the composition of the Company’s fixed maturity securities portfolio by rating as of December 31, 2005:

Rating of Fixed Maturity Securities (1)

(Dollars in millions)

	Percent of Total Carrying Value	Carrying Value	Amortized Cost
AAA	43.3%	$1,603.2	$1,609.0
AA	7.5	278.1	277.5
A	24.1	893.8	864.0
BBB	19.5	722.6	700.8
BB	2.0	75.8	75.0
B	3.4	124.6	125.0
CCC or lower	0.1	2.9	1.7
Not rated (2)	0.1	2.3	2.3

Total	100.0%	$3,703.3	$3,655.3

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	This category includes $2.3 million of private placement securities not rated by either S&P or Moody’s. The NAIC has rated 99.2% of these private placement securities as investment grade.

At December 31, 2005, 34.7% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 20.7% of the total investment portfolio at December 31, 2005. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2006 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $74 million.

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

The Company competes in its target market with a number of national providers of personal automobile, homeowners and life insurance such as State Farm, Allstate, Farmers and Nationwide as well as several regional companies. The Company also competes for automobile business with other companies such as American International Group (“AIG”), GEICO, Progressive and USAA, many of which feature direct marketing distribution.

The market for tax-deferred annuity products has seen heightened competition from entrants such as mutual funds and banks. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of AIG, is one of the Company’s major tax-qualified annuity competitors. ING US Financial Services, MetLife and Security Benefit are also significant national providers of 403(b) annuities and competitors of the Company. Mutual fund families, independent agent companies and financial planners also compete in this marketplace.

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

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2005, the Company’s assessments, net of the related premium tax credits, were not significant.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state. In 2005, the Company reflected a net loss from participation in such mandatory pools and underwriting associations of $2.4 million before federal income taxes, primarily as a result of assessments following hurricanes in 2005 and 2004.

In 2005 the Company paid $3.1 million in additional assessments related to hurricanes which occurred in 2005 and 2004 and these payments are reflected in the $2.4 million net loss reported above. The Citizens Property Insurance Corporation of Florida assessed the Company $1.8 million and the Louisiana Citizens Fair and Coastal Plan assessed the Company $1.3 million. The Company will in turn assess its policyholders in the respective states to recoup these amounts. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2005 — Insurance Premiums and Contract Charges”.

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

Federal income taxation of the build-up of cash value within a life insurance policy or an annuity contract could have a materially adverse impact on the Company’s ability to market and sell such products. Various legislation to this effect has been proposed in the past, but has not been enacted. Although no such legislative proposals are known to exist at this time beyond the proposal described below, such proposals may be made again in the future.

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s life and annuity products to customers. For instance, in late 2004, the Internal Revenue Service (“IRS”) issued proposed regulations regarding Section 403(b) arrangements, including annuities. The proposed regulations would alter the nature of 403(b) arrangements to an employer-sponsored plan, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. If adopted, the Company, and many other providers of 403(b) arrangements, would need to adapt its product and services offered to better meet the changing needs of the school district sponsors of those arrangements and modify its administrative systems to support these changes. The issuance of final regulations had been expected in 2005 with an effective date of January 1, 2006. Both the timing and the nature of the proposed regulations have come under heavy criticism from school administrators, teachers, and providers of 403(b) arrangements and final regulations were not issued in 2005. It is now anticipated that the IRS will issue final regulations in 2006 with an effective date no earlier than January 1, 2007. At the time of this Annual Report on Form 10-K, the final form of any changes, their timing or their impact on the 403(b) market is unknown.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. Although no such legislative proposals are known to exist at the time of this Annual Report on Form 10-K, proposals of this nature may be made in the future.

Employees

At December 31, 2005, the Company had approximately 2,400 employees, including 855 full-time agents. The Company has no collective bargaining agreement with any employees.

ITEM 1A.	Risk Factors

The following are certain risk factors that could affect the Company’s business, financial results and results of operations. In addition, refer to the risk factors disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information”, listed on page F-1 of this report for certain important factors that may cause our financial condition and results of operations to differ materially from current expectations. The risks that the Company has highlighted in these two sections of this report are not the only ones that the Company faces. In this discussion, the Company is also referred to as “our”, “we” and “us”.

Our markets are highly competitive and our financial condition and results of operations may be adversely affected if we do not remain competitive.

We operate in a highly competitive environment and compete with numerous insurance companies, as well as mutual fund families, independent agent companies and financial planners. In some instances and geographic locations, competitors have specifically targeted the educator marketplace with specialized products and programs. We compete in our target market with a number of national providers of personal automobile and homeowners insurance and life insurance and annuities.

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines and lower cost marketing approaches, such as direct marketing, mail, Internet and telemarketing, compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. We believe that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, education association sponsorships and price.

Particularly in the property and casualty business, our insurance subsidiaries have experienced, and expect to experience in the future, periods of intense competition during which they are unable to increase prices sufficiently to cover costs. The inability of an insurance subsidiary to compete successfully in the property and casualty business would adversely affect its financial condition and results of operations and its resulting ability to distribute cash to us.

For our annuity business, in addition to insurance companies, mutual funds and banks are increasingly strong competitors in the 403(b) and tax deferred annuity products markets. The inability of an insurance subsidiary to compete successfully in these markets would adversely affect its financial condition and results of operations and its resulting ability to distribute cash to us.

Our financial condition and results of operations may be adversely affected by declining market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of our variable annuities. In general, sales of variable annuities decrease when financial markets are declining over an extended period of time. Therefore, weak financial market performance may adversely affect sales of our variable annuity products to potential customers and may cause current customers to withdraw or reduce the amounts invested in our variable annuity products, in turn reducing the amount of variable annuity fee revenues generated as well. In addition, some of our variable annuity contracts offer guaranteed minimum death benefits features, which provide for a benefit if the annuitant dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing our exposure to losses from variable annuity products featuring guaranteed minimum death benefits.

If we are not able to effectively develop and expand our agent force and independent agent distribution systems, as well as maintain and secure product sponsorships by local, state and national education associations, our financial condition and results of operations could be adversely affected.

Our success in marketing and selling our products is largely dependent upon the efforts of our exclusive sales force of full-time employee agents and, to a lesser degree, our independent agents. As we expand our business, we may need to expand our network of agents to market our products. If we are unable to hire additional agents or if we fail to retain our current agents, sales of our products would likely decline and our financial condition and results of operations would be adversely affected.

In addition, one of the keys to the successful sale of our 403(b) tax-qualified annuity products is our ability to obtain payroll reduction authorization from school districts and product sponsorships from local, state and national education associations. In late 2004, the IRS issued proposed regulations regarding Section 403(b) arrangements, including annuities. The proposed regulations would alter the nature of 403(b) arrangements to an employer-sponsored plan. This would be a potentially significant change from the historical view of 403(b) arrangements being individual plans funded by salary reduction. This could prompt school district sponsors of 403(b) arrangements to reconsider the companies permitted to offer products to fund such arrangements within their district, and potentially reduce the number of authorized providers. Such actions present the threat of losing certain current payroll reduction authorizations and sponsorships, and the potential for lost sales and resulting revenues in those school districts, as well as the opportunity to increase penetration in school districts where the Company remains as one of a reduced number of approved providers. If these proposed regulations are adopted, our ability to maintain and grow our share of the 403(b) market will depend on our ability to successfully adapt our products, services offered, and administrative systems, which could potentially increase the Company’s cost of doing business in this market. At the time of this Annual Report on Form 10-K, we anticipate that the proposed changes would not occur prior to January 1, 2007. Also, the final form of any changes, their timing or their impact on the 403(b) market is unknown.

Certain changes in accounting or financial reporting standards issued by the Financial Accounting Standards Board, the Securities and Exchange Commission or other standard-setting bodies may have an adverse affect on our financial condition, results of operations and/or cost of doing business.

Our consolidated financial statements are subject to the application of U.S. generally accepted accounting principles, or GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the Securities and Exchange Commission. It is possible that future changes in accounting standards may impact the current accounting treatment applied in our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations. For a description of potential changes in accounting standards that could affect us currently, see

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Changes” listed on page F-1 of this report.

Our property and casualty loss reserves may not be adequate.

Our property and casualty insurance subsidiaries maintain loss reserves to provide for their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. If these loss reserves prove inadequate, we will record a loss measured by the amount of the shortfall and, as a result, the financial condition and results of operations of our insurance subsidiaries will be adversely affected, potentially affecting their ability to distribute cash to us.

Reserves do not represent an exact calculation of liability. Reserves represent estimates, generally involving actuarial projections at a given time, of what our insurance subsidiaries expect the ultimate settlement and adjustment of claims will cost, net of salvage and subrogation. Estimates are based on assessments of known facts and circumstances, assumptions related to the ultimate cost to settle such claims, estimates of future trends in claims severity and frequency, changing judicial theories of liability and other factors. These variables are affected by both internal and external events, including changes in claims handling procedures, economic inflation, unpredictability of court decisions, plaintiffs’ expanded theories of liability, risks inherent in major litigation and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Significant reporting lags may exist between the occurrence of an insured event and the time it is actually reported. Our insurance subsidiaries adjust their reserve estimates regularly as experience develops and further claims are reported and settled.

Due to inherent uncertainty in estimating reserves for losses and loss adjustment expenses, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations.

Inaccuracies in assumptions regarding future persistency, mortality, morbidity and interest rates used in calculating life and annuity reserve and deferred policy acquisition expense amounts could have a material adverse impact on our net income.

The process of calculating reserve and deferred policy acquisition expense amounts for our life and annuity businesses involve the use of a number of assumptions, including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death over a given period of time), morbidity (the relative incidence of disability resulting from disease or physical impairment) and interest rates (the rates expected to be paid or received on financial instruments, including insurance or investment contracts). We periodically review the adequacy of these reserves and deferred policy acquisition expenses on an aggregate basis and, if future experience differs significantly from assumptions, adjustments to reserves and deferred policy acquisition expenses may be required which could have a material adverse effect on our financial condition and results of operations.

Catastrophic events can have a material adverse effect on our financial condition and results of operations.

Results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for such a year to be materially worse than for other years.

Our insurance subsidiaries have experienced, and we anticipate that in the future they will continue to experience, catastrophe losses. A catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries.

Various events can cause catastrophes, including hurricanes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather and fires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of our insurance subsidiaries are related to homeowners’ coverages. Our ability to provide accurate estimates of ultimate catastrophe costs is based on several factors, including:

•	the proximity of the catastrophe occurrence date to the date of our estimate;

•	potential inflation of property repair costs in the affected area; and

•	the occurrence of multiple catastrophes in a geographic area over a relatively short period of time.

As of December 31, 2005, approximately 56% of the total annual premiums for the property and casualty business conducted by our insurance subsidiaries were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage, including certain states in which catastrophe occurrences are relatively common: California, Florida, North Carolina, South Carolina, Louisiana and Texas.

Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and the purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate if:

•	a major catastrophic loss exceeds the reinsurance limit, or

•	a series of major catastrophic events in a single year exhaust the existing reinsurance coverage, or

•	an insurance subsidiary pays a number of smaller catastrophic loss claims which, individually, fall below the subsidiary’s loss retention level.

Our catastrophe management strategy may adversely affect premium and policy growth.

As an ongoing practice, but particularly following the significant catastrophic claims from hurricanes in 2005 and 2004, we attempt to manage our exposure to catastrophes. Reductions in property and casualty business written in catastrophe-prone areas may have a negative impact on near-term business growth and earnings.

Reduction of the statutory surplus of our insurance subsidiaries could adversely affect their ability to write insurance business.

Insurance companies write business based, in part, upon guidelines including a ratio of premiums to surplus for property and casualty insurance companies and a ratio of reserves to surplus for life insurance companies. If our insurance subsidiaries cannot maintain profitability in the future, they may be required to draw on their surplus in order to pay dividends to us to enable us to meet our financial obligations. As their surplus is reduced by the payment of dividends, continuing losses or both, our insurance subsidiaries’ ability to write business and maintain acceptable financial strength ratings could also be reduced. This could have a material adverse effect upon the business volume and profitability of our insurance subsidiaries.

Any downgrade in the ratings of our insurance subsidiaries could adversely affect our business.

Claims-paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy. A downgrade in the ratings of any of our insurance subsidiaries by a recognized rating agency could result in a substantial loss of business for that subsidiary if policyholders or independent agents move to other companies with higher claims-paying and financial strength ratings. This loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

Uncollectible reinsurance can have a material adverse effect upon our business volume and profitability.

Reinsurance is a contract by which one insurer, called a reinsurer, agrees to cover a portion of the losses incurred by a second insurer in the event a claim is made under a policy issued by the second insurer. Our insurance subsidiaries obtain reinsurance to help manage their exposure to property, casualty and life insurance risks. Although a reinsurer is liable to our insurance subsidiaries according to the terms of its reinsurance policy, the insurance subsidiaries remain primarily liable as the direct insurers on all risks reinsured. As a result, reinsurance does not eliminate the obligation of our insurance subsidiaries to pay all claims, and each insurance subsidiary is subject to the risk that one or more of its reinsurers will be unable or unwilling to honor its obligations.

Our insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, the significant level of losses from hurricanes in 2005 and 2004 and the terrorist attacks of September 11, 2001 have had a significant adverse affect on the reinsurance market.

If one of our insurance subsidiaries is unable to obtain adequate reinsurance at reasonable rates, that insurance subsidiary would have to increase its risk exposure and/or reduce the level of its underwriting commitments, which could have a material adverse effect upon the business volume and profitability of the subsidiary.

A reduction or elimination of the tax advantages of life and annuity products would adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to customers, including adverse changes in IRS regulations governing 403(b) plans such as those currently being proposed.

Current federal income tax laws generally permit the tax-deferred accumulation of earnings on the premiums paid by the holders of annuities and life insurance products. Taxes, if any, are payable on income attributable to a distribution under the contract for the year in which the distribution is made. From time to time, Congress has considered legislation that would reduce or eliminate the benefit of such deferral of taxation on the accretion of value with life insurance and non-qualified annuity contracts. Enactment of this legislation, including a simplified “flat tax” income structure with an exemption from taxation for investment income, could result in fewer sales of our life insurance and annuity products.

Losses due to defaults by others could reduce our profitability or negatively affect the value of our investments.

Third parties that owe us money, securities or other assets may not pay or perform their obligations. These parties may include the issuers whose securities we hold, borrowers under mortgage loans, customers, trading counterparties, counterparties under swaps and other derivative contracts, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, downturns in the economy or real estate values, operational failure or other reasons.

The default of a major market participant could disrupt the securities markets or clearance and settlement systems in the U.S. or abroad. A failure of a major market participant could cause some clearance and settlement systems to assess members of that system, including our broker-dealer subsidiary, or could lead to a chain of defaults that could adversely affect us. A default of a major market participant could disrupt various markets, which could in turn cause market declines or volatility and negatively impact our financial condition and results of operations.

If our investment strategy is not successful, we could suffer unexpected losses.

The success of our investment strategy is crucial to the success of our business. Specifically, we are subject to:

•	market value risk, which is the risk that our invested assets will decrease in value due to a change in the yields realized on our assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected; and

•	liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring us to sell assets at an undesirable time to provide for policyholder surrenders or withdrawals.

We attempt to control these risks through product pricing, product features and the establishment of policy reserves, but we cannot provide assurance that assets will be properly matched to meet anticipated liabilities or that our investments will provide sufficient returns to enable us to satisfy our guaranteed fixed benefit obligations.

From time to time, we may also enter into foreign currency, interest rate and credit derivatives and other hedging transactions in an effort to manage risks. We cannot provide assurance that we will successfully structure those derivatives and hedges so as to effectively manage these risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our financial condition and results of operations.

The result of any investment activity is determined to a significant degree by general economic conditions, which may adversely affect the markets for interest rate sensitive securities, including the level and volatility of interest rates and the extent and timing of investor participation in these markets. Unexpected volatility or illiquidity in the markets in which we hold positions could adversely affect us.

Declining financial markets could also cause the value of the investments in our defined benefit pension plan to decrease, resulting in additional pension expense and an increase in required contributions to the defined benefit pension plan.

If we fail to correct certain material weaknesses in our internal controls or if we fail to maintain an effective system of internal controls once such material weaknesses are corrected, we may not be able to accurately report our financial results.

Effective internal controls are necessary for us to provide accurate, reliable financial reports. If we cannot provide accurate, reliable financial reports, our investors could be unable to accurately assess our performance and could lose confidence in us, and our financial condition and results of operations could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

For example, in our Annual Report on Form 10-K for the year ended December 31, 2004, our management reported that we did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and identified two areas that constituted material weaknesses. The first material weakness related to deficiencies in our policies and procedures with respect to the reconciling of differences between the tax basis and book basis of each component of our deferred tax asset and liability accounts. The second material weakness related to deficiencies in our policies and procedures with respect to the accurate reporting of cash. The deficiencies included our failure to timely reconcile bank accounts and suspense accounts, as well as the improper application of GAAP related to the classification of outstanding checks. As a result of these material weaknesses, misstatements were discovered with respect to our deferred tax assets and liabilities and with respect to various expense accounts. These misstatements and deficiencies were first discovered and brought to the attention of management by KPMG LLP in connection with their 2004 audit of our consolidated financial statements. The misstatements, which were recorded in our December 31, 2004 consolidated financial statements, were immaterial and did not require the restatement of any of our prior consolidated financial statements. However, we cannot provide assurance that any internal control weaknesses we may discover in the future will not require us to restate any of our prior consolidated financial statements.

During 2005, these two material weaknesses were fully remediated. Any failure to maintain the improvements made in our internal control over financial reporting could cause us to fail to produce accurate, reliable financial reports or to meet our reporting obligations and could cause the market to lose confidence in our reported financial information. As a result, our financial condition and results of operations could suffer materially.

Interest rate fluctuations could negatively affect the income we derive from the difference between the interest rates we earn on our investments and the interest we pay under our annuity contracts.

Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on our investments and the credited interest rates paid on our outstanding annuity contracts. Significant changes in interest rates may affect:

•	the unrealized gains and losses in our investment portfolio and the related after-tax effect on our shareholders’ equity and total capital;

•	the book yield of our investment portfolio; and

•	the ability of our insurance subsidiaries to maintain appropriate interest rate spreads over the fixed rates guaranteed in their life and annuity products.

Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts. During periods of rising interest rates, there may be competitive pressure to increase the crediting rates on our annuity contracts. We may not, however, have the ability immediately to acquire investments with interest rates sufficient to offset an increase in crediting rates under our annuity contracts. Although we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, changes in interest rates can affect our interest rate spreads.

Changes in interest rates may also affect our business in other ways. For example, lower interest rates may result in decreased crediting rates on certain of our fixed-rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and annuity product surrenders and withdrawals.

The insurance industry is highly regulated.

We are subject to extensive regulation and supervision in the jurisdictions in which we do business. Regulation generally is designed to protect the interests of policyholders, as opposed to stockholders and non-policyholder creditors. Such regulations, among other things, impose restrictions on the amount and type of investments our subsidiaries may hold. Certain states also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states’ regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect our ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of our insurance subsidiaries to distribute cash to us and those affecting the ability of our insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of our insurance subsidiaries.

Examples of governmental regulation that has adversely affected the operations of our insurance subsidiaries include:

•	the adoption in several states of legislation and other regulatory action intended to reduce the premiums paid for automobile insurance by residents of those states;

•	restrictions on a company’s ability to achieve pricing adequacy and/or reduce their volume of business in catastrophe prone areas; and

•	requirements that insurance companies:

•	pay assessments to support associations that fund state-sponsored insurance operations, or

•	involuntarily issue policies for high-risk automobile drivers.

Regulation that could adversely affect our insurance subsidiaries also includes statutory surplus and risk-based capital requirements. Maintaining appropriate levels of surplus, as measured by statutory accounting principles, is considered important by state insurance regulatory authorities and the private agencies that rate insurers’ claims-paying abilities and financial strength. The failure of an insurance subsidiary to maintain levels of statutory surplus that are sufficient for the amount of its insurance written could result in increased regulatory scrutiny, action by state regulatory authorities or a downgrade by rating agencies.

Similarly, the NAIC has adopted a system of assessing minimum capital adequacy that is applicable to our insurance subsidiaries. This system, known as risk-based capital, is used to identify companies that may merit further regulatory action by analyzing the adequacy of the insurer’s surplus in relation to statutory requirements.

Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, our insurance subsidiaries expect that they will continue to face efforts by those legislatures to expand regulations to cover these concerns. For example, in the Spring 2005 session, the Florida legislature implemented measures to address the effect of future and past multi-hurricane seasons. Any one of these measures, or similar future measures, could adversely affect the financial condition and results of operations of our insurance subsidiaries.

In the event of the insolvency, liquidation or other reorganization of any of our insurance subsidiaries, our creditors and stockholders would have no right to proceed against any such insurance subsidiary or to cause the liquidation or bankruptcy of any such insurance subsidiary under federal or state bankruptcy laws. The insurance laws of the domiciliary state would govern such proceedings and the relevant insurance commissioner would act as liquidator or rehabilitator for the insurance subsidiary. Creditors and policyholders of any such insurance subsidiary would be entitled to payment in full from the assets of the insurance subsidiary before we, as a stockholder, would be entitled to receive any distribution.

The financial position of our insurance subsidiaries also may be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy.

The insurance industry is highly cyclical.

The results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. In particular, the property and casualty insurance segment of the industry historically have experienced pricing and profitability cycles. With respect to these cycles, the factors having the greatest impact include intense price competition, aggressive marketing by insurers and industry-wide underwriting results, which have resulted in higher combined loss and expense ratios.

Litigation may harm our financial strength or reduce our profitability.

Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies. The resolution of such claims against any of our insurance subsidiaries, including the potential adverse effect on our reputation and charges against the earnings of our insurance subsidiaries as a result of legal defense costs, a settlement agreement or an adverse finding or findings against our insurance subsidiaries in such a claim, could materially adversely affect the financial condition and results of operations of our insurance subsidiaries.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

HMEC’s home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling approximately 214,000 square feet which is owned by the Company. The Company also owns buildings with an aggregate of approximately 24,000 square feet at other locations in Springfield. The Company leases buildings in Springfield with an aggregate of approximately 92,000 square feet. In addition, the Company leases office space in other states related to claims and agency offices which are smaller in size. These properties, which are utilized by all of the Company’s operating segments, are adequate and suitable for the Company’s current and anticipated future needs.

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

	Market Price		Dividend Paid
Fiscal Period	High	Low
2005:
Fourth Quarter	$20.04	$17.96	$0.105
Third Quarter	20.80	18.90	0.105
Second Quarter	19.00	15.86	0.105
First Quarter	19.20	17.31	0.105
2004:
Fourth Quarter	$19.30	$16.01	$0.105
Third Quarter	17.59	15.83	0.105
Second Quarter	17.48	14.92	0.105
First Quarter	16.10	13.94	0.105

As of February 28, 2006, the approximate number of holders of HMEC’s common stock was 5,000.

In March 2006, the Company’s Board of Directors announced a regular quarterly dividend of $0.105 per share. The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant. See also “Business — Cash Flow”.

During 2005, options were exercised for the issuance of 124,624 shares, 0.3% of the Company’s common stock shares outstanding at December 31, 2004. The Company received $2.1 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 6.	Selected Financial Data

The information required by Item 301 of Regulation S-K is contained in the table in Item 1 – “Business — Selected Historical Consolidated Financial Data”.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 303 of Regulation S-K is listed on page F-1 of this report.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” listed on page F-1 of this report.

ITEM 8.	Consolidated Financial Statements and Supplementary Data

The Company’s consolidated financial statements, financial statement schedules, the report of its independent registered public accounting firm and the selected quarterly financial data required by Item 302 of Regulation S-K are listed on page F-1 of this report.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

a.)  Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, the end of the period covered by this Annual Report on Form 10-K.

b.)  Management’s Report on Internal Control Over Financial Reporting

Management of Horace Mann is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is identified in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management determined that, as of December 31, 2005, the Company maintained effective internal control over financial reporting.

c.)  Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A.b.) that Horace Mann Educators Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, change in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
March 15, 2006

d).  Changes in Internal Control Over Financial Reporting

The following changes have been made subsequent to December 31, 2004 to remediate the material weaknesses described in the Company’s 2004 Annual Report on Form 10-K and have materially affected the Company’s internal control over financial reporting.

Income Tax Financial Reporting

The Company has fully remediated the material weakness in its internal control over income tax deferred assets and liabilities. Management has implemented the following remedial actions:

•	Processes to compute and reconcile the book to tax basis differences at an asset and liability transaction level, including documentation and testing of enhanced processes and procedures have been implemented;
•	A qualified tax officer was employed by the Company in March 2005 to allow for appropriate segregation of duties and to strengthen processes related to the preparation and review of tax asset and liability documentation and an additional tax accountant was employed by the Company in September 2005 to assist in the reconciliation process; and
•	A tax consulting firm was engaged to review the Company’s 2005 quarterly federal income tax provisions, along with related reconciliations and supporting documentation, for validity and consistency.

Reporting of Cash Balances

The Company has fully remediated the material weakness in its internal control over the reporting of cash balances. Management has implemented the following remedial actions:

Bank Account and Suspense Account Reconciliations

•	Processes to reconcile and clear all suspense accounts on a timely basis, including a review of staffing levels and proficiencies, training, documentation and testing of enhanced processes and procedures have been implemented;
•	Processes for the timely completion, review and testing of bank account reconciliations, including a review of staffing levels, proficiencies and training have been completed; and
•	Remediation actions to address controller department staffing and training have been completed, including redeployment and retraining of existing staff, increased utilization of temporary employees and hiring of additional full-time employees.

Accounting Policy for Outstanding Check Amounts

•	Documentation of processes and procedures, along with appropriate training, to ensure that the Company’s accounting policy, which has been corrected to conform with U.S. generally accepted accounting principles, is consistently applied on a going forward basis has been completed.

Other than the items noted above, there were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The information required by Items 401 and 405 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board members’ business conduct on behalf of the Company. The code of ethics is posted on the Company’s website, www.horacemann.com, under “Investor Relations — Corporate Governance”.

ITEM 11.	Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.

(a)(2) The following financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 of this report:

Schedule I—Summary of Investments—Other than Investments in Related Parties.

Schedule II—Condensed Financial Information of Registrant.

Schedules III and VI Combined—Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

Schedule IV—Reinsurance.

(a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description
(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC’s 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit 4.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

4.1(a)	Form of 1.425% Senior Convertible Notes Due 2032 (included in Exhibit 4.1).

4.2	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, with regard to HMEC’s 6.05% Senior Notes Due 2015, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.2(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.2(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.2(a)).

4.3	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock.

Exhibit No.	Description
(10) Material contracts:

10.1	Credit Agreement dated as of May 31, 2005 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.1(a)	First Amendment to Credit Agreement dated as of August 19, 2005 among HMEC, certain financial institutions named therein and the Agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.

10.2*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

10.3*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.	Description
10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(c)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

10.6(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

10.6(f)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan.

10.6(g)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

Exhibit No.	Description
10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Summary of HMEC Non-Employee Director Compensation.

10.11*	Summary of HMEC Named Executive Officer Annualized Salary.

10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.

10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.15*	Letter of Employment between HMSC and Frank D’Ambra III effective February 1, 2005, incorporated by reference to Exhibit 10.15 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

(11) Statement regarding computation of per share earnings.

(12) Statement regarding computation of ratios.

(21) Subsidiaries of HMEC.

Exhibit No.	Description
(23) Consent of KPMG LLP.

(31) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

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

Principal Executive Officer:	Directors:

/s/ Louis G. Lower II	/s/ Joseph J. Melone
Louis G. Lower II President, Chief Executive Officer and a Director	Joseph J. Melone, Chairman of the Board of Directors
/s/ William W. Abbott
William W. Abbott, Director

/s/ Mary H. Futrell
Principal Financial Officer:	Mary H. Futrell, Director

/s/ Peter H. Heckman	/s/ Stephen J. Hasenmiller
Peter H. Heckman Executive Vice President and Chief Financial Officer	Stephen J. Hasenmiller, Director

Jeffrey L. Morby, Director

/s/ Shaun F. O’Malley
Shaun F. O’Malley, Director

Principal Accounting Officer:	/s/ Charles A. Parker
/s/ Bret A. Conklin	Charles A. Parker, Director
Bret A. Conklin Senior Vice President and Controller

Dated: March 15, 2006

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements in light of such factors as: the proximity of the catastrophe occurrence date to the date of the consolidated financial statements; potential inflation of property repair costs in the affected area; the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; the outcome of litigation which may be filed against the Company by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments; and the ability of state insurance facilities to assess participating insurers when financial deficits occur.

•	Based on property and casualty direct earned premiums for 2005, the Company’s ten largest states represented 56% of the segment total. Included in this top ten group are certain states in which catastrophe occurrences are relatively common: California, Florida, North Carolina, South Carolina, Louisiana and Texas.

•	Underwriting actions to mitigate the Company’s risk exposure to catastrophe-prone areas could have a near-term negative impact on premium, policy and earnings growth.

•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss and loss adjustment expense reserve experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	Adverse changes in business persistency, policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the valuations of deferred policy acquisition costs and value of acquired insurance in force.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in accounting or financial reporting standards issued by the FASB, SEC or other standard-setting bodies which may have an adverse effect on the Company’s financial condition, results of operations and/or cost of doing business.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing 403(b) plans.

•	The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	The competitive impact of entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	The Company’s ability to develop and expand its agent force and its independent agent distribution system, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The risk related to the Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by pandemics or geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

Executive Summary

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty and life insurance and retirement annuities in the U.S. The Company markets its products primarily to educators and other employees of public schools and their families.

For 2005, the Company’s net income increased compared to the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by tightened underwriting standards and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and generally low non-catastrophe claim frequencies. For the Company, and for the property and casualty insurance industry, catastrophe costs were significant in both 2005 and 2004. However, the Company’s catastrophe costs for 2005 were lower than those for 2004. Net income in 2005 also benefited from favorable development of prior years’ claim reserves.

Horace Mann received refunds from the Internal Revenue Service (“IRS”) in April 2005, including amounts related to tax years 1996 and 1997, which were deemed to be closed. In September 2005, tax years 1998 through 2001 were also deemed closed. This resulted in the elimination of the contingent tax liability related to those six years, which reduced federal income tax expense for 2005 by $9.1 million ($2.7 million and $6.4 million in the second and third quarters, respectively). In addition, $1.4 million of interest on the tax refund amounts was received and recorded as pretax income in the second quarter.

Premiums written and contract deposits decreased 3% compared to 2004. Property and casualty premiums written declined as increases in average voluntary automobile and homeowners premium per policy — which were moderated to some extent by the improvement in the quality of the books of business — were more than offset by the decline in policies in force in these lines. Also, property and casualty catastrophe reinsurance reinstatement premiums were higher in 2005, representing one-half percentage point of the decline. In addition to the decline in property and casualty premiums written, new annuity single premium and rollover deposit receipts declined compared to 2004.

During 2003 and 2004, the Company improved the underlying operating results of its property and casualty segment and substantially increased the new sales volume and retention of business in its annuity segment. However, that underlying operating progress was substantially offset by other factors which suppressed the Company’s net income. In 2004, the Company experienced a record level of catastrophe costs. In 2003, the Company recorded adverse development of prior years’ property and casualty reserves, primarily related to voluntary automobile liability claims. In addition, in both years the Company experienced spread compression in its fixed annuity business, as a result of credit-related investment losses in 2003 and declining investment yields.

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

The Company continually updates loss estimates using both quantitative and qualitative information from its reserving actuaries and information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in “Results of Operations for the Three Years Ended December 31, 2005 — Benefits, Claims and Settlement Expenses” and in the “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. For 2001 through 2005, the Company engaged an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at June 30 and December 31 of each year. Beginning in 2006, the independent actuarial consulting firm will prepare an independent study of reserves at December 31, supplemented by other analyses throughout the year.

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	December 31, 2005			December 31, 2004
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$77.3	$144.3	$221.6	$88.8	$138.4	$227.2
Automobile other	13.9	5.7	19.6	13.7	2.7	16.4
Homeowners	14.4	52.0	66.4	17.0	44.0	61.0
All other	7.6	27.5	35.1	5.0	25.4	30.4

Total	$113.2	$229.5	$342.7	$124.5	$210.5	$335.0

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

Some risk factors will affect more than one product line. One of these factors is changes in claim department practices, including claim closure rates, number of claims closed without payment, the use of outside claims adjusters, and the level of needed case reserve estimated by the adjuster. Other risk factors include changes in claim frequency, changes in claim severity, regulatory and legislative actions, court actions, changes in economic conditions and trends (medical costs, labor rates, the cost of materials), the occurrence of unusually large or frequent catastrophic loss events, timeliness of claim reporting, the state in which the claim occurred, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial affect will be more significant. For instance, the use of outside adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 60%) of the Company’s reserves that are in the longer-tail auto liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

As noted above, there are a number of assumptions involved in the determination of the Property and Casualty liability for unpaid claims and claim settlement expense (“loss reserves”). Amongst the factors affecting recorded loss reserves, claim severity is of particular significance. Management believes that claim severity is reasonably likely to deviate by 1% from the targeted claim severity for the most recent 36-month period. This deviation would have between a $3 million and $5 million impact on net loss reserves on auto liability coverages and between a $1.5 million to $2.0 million impact on net loss reserves on homeowners coverages. These results may change, depending on the magnitude and direction of the deviation.

Information regarding the Company’s property and casualty segment claims and claims settlement expense reserve development is located in “Business — Property and Casualty Segment — Property and Casualty Reserves”.

Liabilities for Future Policy Benefits

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. Mortality and withdrawal assumptions for all policies have been based on actuarial tables which are consistent with the Company’s own experience. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. In the event actual experience varies from the estimated liability assumptions, adjustments are charged or credited to income for the period in which the adjustments are made.

Deferred Policy Acquisition Costs and Value of Acquired Insurance in Force for Annuity and Interest-Sensitive Life Products

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. For all investment (annuity) contracts, acquisition costs, and also the value of annuity business acquired in the 1989 acquisition of the Company (“Annuity VIF”), are amortized over 20 years in proportion to estimated gross profits. Capitalized acquisition costs for interest-sensitive life contracts are also amortized over 20 years in proportion to estimated gross profits.

The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At December 31, 2005, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are a number of assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. As one example of the volatility of this amortization, if all other assumptions are met, a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.1 million and $0.2 million. This result may change depending on the magnitude and direction of the deviation. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in “Results of Operations for the Three Years Ended December 31, 2005 — Amortization of Policy Acquisition Expenses and Intangible Assets”.

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

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 5.5% was used by the Company for estimating accumulated benefits under the plan at December 31, 2005, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including Moody’s Aa long-term bond index. The expected annual return on plan assets assumed by the Company at December 31, 2005 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted realistic assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2005

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2005	2004	Percent	Amount	2003
Property & casualty
Automobile and property (voluntary) (1)	$535.2	$552.5	-3.1%	$(17.3)	$549.2
Involuntary and other property & casualty	11.7	9.8		1.9	(2.7)

Total property & casualty (1)	546.9	562.3	-2.7%	(15.4)	546.5
Annuity deposits	320.1	327.0	-2.1%	(6.9)	296.6
Life	105.6	109.1	-3.2%	(3.5)	112.4

Total (1)	$972.6	$998.4	-2.6%	$(25.8)	$955.5

Effect of property and casualty catastrophe reinsurance reinstatement premiums, included above	$(9.9)	$(5.0)		$(4.9)	$—

(1)	The amount for the year ended December 31, 2004 was reduced by $4.0 million of previously escrowed premiums returned to North Carolina automobile policyholders. See further discussion of this topic below.

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2005	2004	Percent	Amount	2003
Property & casualty
Automobile and property (voluntary)	$538.8	$552.0	-2.4%	$(13.2)	$534.8
Involuntary and other property & casualty	10.8	9.3		1.5	(1.0)

Total property & casualty	549.6	561.3	-2.1%	(11.7)	533.8
Annuity	17.9	16.7	7.2%	1.2	14.6
Life	97.4	96.7	0.7%	0.7	95.1

Total	$664.9	$674.7	-1.5%	$(9.8)	$643.5

Effect of property and casualty catastrophe reinsurance reinstatement premiums, included above	$(9.9)	$(5.0)		$(4.9)	$—

For 2005, the Company’s premiums written and contract deposits decreased 2.6% compared to 2004. Property and casualty premiums written declined as increases in average voluntary automobile and homeowners premium per policy — which were moderated to some extent by the improvement in the quality of the books of business — were more than offset by the decline in policies in force in these lines. Also, property and casualty catastrophe reinsurance reinstatement premiums were higher in 2005 representing 0.5 percentage point of the decline. In addition to the decline in property and casualty premiums written, new annuity single premium and rollover deposit receipts declined compared to 2004. For 2004, the Company’s premiums written and contract deposits increased 4.5% compared to 2003 as a result of growth in new annuity deposits and rate increases in the voluntary property and automobile lines. The 4.5% growth rate is net of (1) the impact of $5.0 million of property and casualty catastrophe reinsurance reinstatement premiums incurred in 2004 which reduced the growth rate by 0.5 percentage point and (2) the impact of $4.0 million of previously escrowed premiums returned to North Carolina automobile policyholders in 2004 which reduced the growth rate by 0.4 percentage point. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 855 at December 31, 2005, reflecting an increase of 6.9% compared to 800 agents at December 31, 2004. At December 31, 2003, the Company had 888 agents. Management currently anticipates additional growth in the size of the Company’s exclusive agent force in 2006, although at a more modest rate than in 2005 as the Company implements increased selectivity in agent geographic placement and further tightens underwriting standards in hurricane-prone coastal areas. During 2005, additional emphasis was placed on further improvements in agent retention, as well as on hiring an increased number of quality candidates. Of the 2005 total, 255 agents were in their first 24 months with the Company, reflecting a decrease of 2.3% compared to December 31, 2004, largely due to the reduced number of new hires in 2004 and retention levels in the last three months of 2004. A greater number of new agents were hired in 2005 compared to 2004. Terminations of agents in their first 24 months with the Company were approximately one-half of the level experienced in 2004. The number of experienced agents in the agent force, 600, increased 11.3% compared to a year earlier as a result of improved retention. Following an increase of 21% in 2004, average agent productivity decreased modestly in 2005 compared to full year 2004 in total and for all product lines. However, fourth quarter 2005 automobile and property average agent productivity, measured in sales units, improved compared to the same period in the prior year. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

For full year 2005, total sales, which include the independent agent distribution channel, decreased 3.2% compared to 2004, largely due to a decrease in new annuity business. Compared to a record level of annuity sales in 2004, total new annuity sales decreased 3.7% in 2005. This decline was primarily attributable to the career agent force. The decline also included a lower level of annuity new business from independent agents, with the rate of decline narrowing in the third and fourth quarters following a transition period to implement the Company’s desired shift in mix of business from this channel. The improved automobile and property sales in the fourth quarter of 2005 — driven by gains in average agent productivity for these products — pushed these two lines to full year growth over 2004.

Total voluntary automobile and homeowners premium written decreased 3.1% in 2005 with approximately 1 percentage point of the decline attributable to the higher level of catastrophe reinsurance reinstatement premiums in 2005. While the quality of the Company’s voluntary automobile and homeowners business continues to improve, the premium impact of increases in average premium per policy for both lines were more than offset by the decline in policies in force. Total voluntary automobile and homeowners premium written increased 0.6% in 2004 net of (1) the impact of the $5.0 million catastrophe reinsurance reinstatement premium, which reduced this growth rate by approximately 1 percentage point, and (2) the impact of the $4.0 million return of escrowed premiums to North Carolina automobile policyholders, which reduced this growth rate by 0.7 percentage point. Voluntary automobile insurance premium written decreased 4.3% ($17.1 million) compared to 2004, while homeowners premium decreased 0.1% ($0.2 million) including a decrease of $4.9 million due to the higher level of catastrophe reinsurance reinstatement premiums in 2005. Voluntary automobile insurance premium written decreased 0.3% ($1.2 million) compared to 2003, and homeowners premium increased 3.0% ($4.5 million). Average written premium was flat in 2005 and increased approximately 4% in 2004 for voluntary automobile and increased approximately 5% in 2005 and 11% in 2004 for homeowners compared to the respective prior years. Average earned premium increased 1% in 2005 and 5% in 2004 for voluntary automobile and 9% and 11% for homeowners in 2005 and 2004, respectively. In 2005, approved rate increases for the Company’s automobile and homeowners business were minimal compared to approved increases of 7% and 15%, respectively, during 2004. During 2005, automobile policies in force decreased by 14,000 compared to December 31, 2004. Voluntary automobile policies in force at December 31, 2004 decreased by 26,000 compared to a year earlier. The Company continues to increase educator business as a percentage of both new and total voluntary automobile policies. Homeowners policies in force decreased 7,000 during 2005 and 6,000 during 2004, reflecting expected reductions primarily in non-educator policies due to the Company’s pricing and underwriting actions. At December 31, 2005, there were 531,000 voluntary automobile and 266,000 homeowners policies in force, for a total of 797,000 policies, compared to a total of 818,000 policies at December 31, 2004 and 850,000 at December 31, 2003. To curtail the decline in automobile policies in force, in 2005 the Company implemented both short- and medium-term initiatives to increase new business and improve policy retention.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 85% in 2005, 84% in 2004 and 85% in 2003.

Due to rate limitations for coastal homeowners policies in Florida and to further reduce exposure to catastrophic losses, the Company has undertaken a reunderwriting program which resulted in non-renewal of approximately 3,300 homeowners policies in 2005. Following state mandated delays as a result of the four hurricanes that impacted Florida in 2004, the Company’s non-renewal process resumed in the first quarter of 2005 and resulted in a full year reduction of approximately $3 million and $2 million in direct written premiums and direct earned premiums, respectively. In the Spring 2005 session, the Florida legislature implemented measures, including a single deductible per hurricane season and requiring up-front payment by insurance companies of full replacement cost, to address the impact of future and past multi-hurricane seasons. The impact on the Company of these measures is not determinable at the time of this Report on Form 10-K. In addition, an independent financial audit has determined a $515 million deficit in the Citizens Property Insurance Corporation’s (“Florida Citizens”) high-risk account as a result of the four hurricanes in Florida in 2004. Following their installation in August 2005, the new Florida Citizens’ board of governors approved a $515 million assessment to replenish the surplus of Florida Citizens. Based on its market share, the Company was required to pay its portion of the assessment, $1.8 million, in the third quarter of 2005 (reflected as a component of benefits, claims and settlement expenses) and will in turn assess its Florida property policyholders over the next 12-24 months to recoup this amount beginning in May 2006. The Company continues to evaluate and implement potential actions to further mitigate its exposure risk in Florida and other hurricane-prone coastal areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement and further tightening of underwriting standards.

The Company also received a $1.3 million assessment from the Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”) which was driven by hurricane catastrophe losses in that state in 2005. This assessment was paid by the Company in the fourth quarter of 2005 (reflected as a component of benefits, claims and settlement expenses) and the Company will in turn assess its Louisiana property policyholders to recoup this amount beginning in May 2006.

New annuity deposits decreased 2.1% in 2005 and increased 10.2% in 2004. The 2005 decline reflected a 9.2% increase in new scheduled annuity deposits offset by a 14.0% decrease in single premium and rollover deposits. While new deposits to fixed accounts decreased 6.5%, or $12.7 million, compared to 2004 due to the current interest rate environment, new deposits to variable accounts increased 4.4%, or $5.8 million, compared to 2004. The 2004 growth reflected an 18.1% increase in single premium and rollover deposits and a 3.7% increase in new scheduled annuity deposits. New deposits to fixed accounts were 7.6%, or $13.7 million, higher than in 2003 and new deposits to variable accounts increased 14.5%, or $16.7 million, compared to a year earlier.

In 2001, the Company began building a nationwide network of independent agents who comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 759 authorized agents at December 31, 2005. During 2005, this channel generated $35.4 million in annualized new annuity sales for the Company compared to $38.0 million in 2004, with the lack of growth in the current period reflecting the Company’s efforts to change the product mix from this channel to more tax-qualified annuity sales. New annuity sales from this channel were $38.1 million in 2003.

Total annuity accumulated cash value of $3.3 billion at December 31, 2005 increased 7.0% compared to a year earlier, reflecting the increase from new business over the 12 months, continued favorable retention and improving financial markets compared to December 31, 2004. Total annuity accumulated cash value of $3.1 billion at December 31, 2004 increased 11.2% compared to a year earlier, also reflecting the growth in sales over the 12 months, continued favorable retention and improving equity markets. At December 31, 2005, the number of annuity contracts outstanding of 162,000 increased 1.9%, or 3,000 contracts, compared to December 31, 2004. In 2004, the number of annuity contracts outstanding increased 3.9%, or 6,000 contracts.

Variable annuity accumulated balances were 6.3% higher at December 31, 2005 than at December 31, 2004, while annuity segment contract charges earned increased 7.2%, or $1.2 million, compared to 2004. Variable annuity accumulated balances were 12.1% higher at December 31, 2004 than at December 31, 2003 and 2004 annuity segment contract charges earned increased 14.4%, or $2.1 million, compared to 2003.

Life segment premiums and contract deposits declined 3.2%, or $3.5 million, in 2005, reflecting the shift in new business mix toward partner company products. Life segment premiums and contract deposits declined 2.9%, or $3.3 million, in 2004. The ordinary life insurance in force lapse ratio was 6.5% for the 12 months ended December 31, 2005, compared to 7.2% and 7.7% for the twelve months ended December 31, 2004 and 2003, respectively.

Net Investment Income

Pretax investment income of $194.6 million for 2005 increased 1.7%, or $3.2 million, (1.5%, or $2.0 million, after tax) compared to 2004. Growth in the size of the investment portfolio more than offset a decrease of approximately $4.0 million pretax in prepayment income along with a decline in the portfolio yield. Pretax investment income of $191.4 million for 2004 increased 3.6%, or $6.7 million, (4.5%, or $5.6 million, after tax) compared to the prior year. Average invested assets (excluding securities lending collateral) increased 7.8% during 2005 and 8.4% during 2004. The average pretax yield on the investment portfolio was 5.4% (3.7% after tax) for 2005, compared to a pretax yield of 5.7% (3.9% after tax) and 5.9% (4.0% after tax) for 2004 and 2003, respectively. Excluding the impact of prepayment income, the average 2004 pretax yield was 5.5% (3.8% after tax).

Net Realized Investment Gains and Losses

Net realized investment gains were $9.8 million for 2005 compared to net realized investment gains of $12.2 million in 2004 and $25.5 in 2003. In 2005, the Company recorded a fixed income security impairment of $1.8 million related to securities from one automobile industry issuer. There were no impairment charges from the Company’s fixed income security portfolio in 2004. For 2003, the Company recorded fixed income security impairment charges totaling $12.5 million, $6.2 million related to two of the Company’s collateralized debt obligation (“CDO”) securities, $3.1 million related to one manufactured housing asset-backed security and the remaining $3.2 million primarily related to two airline industry issuers. Gains realized in 2005 included $1.9 million from sales of securities for which impairment charges were recorded in 2003. Gains realized in 2003 included $16.1 million from sales of securities for which impairment charges were recorded in 2002. The net gains for 2005, 2004 and 2003 also reflected gains realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of December 31, 2005 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Banking and Finance	41	$429.4	$418.0	$11.4
Energy	50	219.8	207.8	12.0
Utilities	28	178.1	172.8	5.3
Telecommunications	27	158.7	154.6	4.1
Health Care	25	112.2	112.5	(0.3)
Insurance	13	94.0	90.0	4.0
Food and Beverage	20	93.2	91.2	2.0
Transportation	12	87.4	86.8	0.6
Real Estate	14	75.2	73.6	1.6
Broadcasting and Media	23	57.3	56.0	1.3
All Other Corporates (1)	153	489.4	479.2	10.2

Total corporate bonds	406	1,994.7	1,942.5	52.2
Mortgage-backed securities
U.S. government and federally sponsored agencies	436	690.2	700.0	(9.8)
Other	18	71.6	71.0	0.6
Municipal bonds	171	576.8	571.2	5.6
Government bonds
U.S.	7	272.2	273.6	(1.4)
Foreign	9	31.3	29.8	1.5
Collateralized debt obligations (2)	3	15.4	15.3	0.1
Asset-backed securities	11	51.1	51.9	(0.8)

Total fixed maturity securities	1,061	$3,703.3	$3,655.3	$48.0

(1)	The All Other Corporates category contains 19 additional industry classifications. Industry, Manufacturing; defense; building and materials; automobiles; consumer products and paper represented $279.3 million of fair value at December 31, 2005, with the remaining 13 classifications each representing less than $34 million of the fair value at December 31, 2005.

(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at December 31, 2005.

At December 31, 2005, the Company’s diversified fixed maturity portfolio consisted of 1,276 investment positions, issued by 1,061 entities, and totaled approximately $3.7 billion in fair value. The portfolio was 94.4% investment grade, based on fair value, with an average quality rating of A+. At December 31, 2005, the portfolio had $39.3 million pretax of total gross unrealized losses related to 545 positions. At December 31, 2004, the total pretax gross unrealized losses were $8.8 million related to 178 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at December 31, 2005, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of December 31, 2005

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	222	$1,233.8	$1,250.8	$(17.0)
7 through 12 months	62	306.1	313.6	(7.5)
13 through 24 months	61	323.1	332.3	(9.2)
25 through 36 months	12	62.7	65.8	(3.1)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	357	$1,925.7	$1,962.5	$(36.8)

Non-investment grade
6 Months or less	112	$56.8	$58.1	$(1.3)
7 through 12 months	53	27.9	28.9	(1.0)
13 through 24 months	19	6.2	6.3	(0.1)
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	184	$90.9	$93.3	$(2.4)

Not rated
Total, all 37 through 48 months	4	$2.2	$2.3	$(0.1)

Grand total	545	$2,018.8	$2,058.1	$(39.3)

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.2 million. One security, issued by General Motors Corporation, was trading below 80% of book value (at 70.8% of the $1.0 million amortized cost) at December 31, 2005. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2005 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2005. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2005	2004	Percent	Amount	2003
Property and casualty	$398.0	$439.3	-9.4%	$(41.3)	$472.9
Annuity	0.8	1.2	-33.3%	(0.4)	0.8
Life	43.9	43.9	—	—	45.3

Total	$442.7	$484.4	-8.6%	$(41.7)	$519.0

Property and casualty catastrophe losses, included above	$59.3	$70.5	-15.9%	$(11.2)	$33.2

Property and Casualty Claims and Claim Expenses

	Year Ended December 31,
	2005	2004	2003
Incurred claims and claim expenses:
Claims occurring in the current year	$411.1	$435.5	$416.5
Increase (decrease) in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	(13.1)	3.8	58.3
Business assumed from state reinsurance facilities	—	—	(1.9)

Total	(13.1)	3.8	56.4

Total claims and claim expenses incurred	$398.0	$439.3	$472.9

Property and casualty loss ratio:
Total	72.4%	78.3%	88.6%
Effect of catastrophe costs, included above	11.9%	13.2%	6.2%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

In 2005, the Company’s benefits, claims and settlement expenses decreased compared to 2004, primarily reflecting improvements in non-catastrophe property and casualty current accident year trends, particularly in claim frequencies. In addition, while significant in both years, the Company’s catastrophe losses decreased in 2005 compared to 2004. Development of prior years’ property and casualty reserves had a $13.1 million favorable effect on benefits, claims and settlement expenses for 2005 and a minimal adverse effect in 2004. The 2005 favorable development was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2004 loss reserve estimate. The Company’s benefits, claims and settlement expenses in 2003 reflected $56.4 million of adverse development of prior years’ property and casualty reserves and a notable level of catastrophe losses.

Catastrophe losses in 2005 and 2004 were largely attributed to hurricanes. Hurricane Katrina, with estimated gross losses of $73 million, represented $13 million, net of anticipated reinsurance recoveries. Net losses from Hurricanes Wilma and Rita were approximately $15 million and $11 million, respectively, while losses from Hurricane Dennis and storms in Minnesota were approximately $5 million and $6.5 million, respectively. In addition, 2005 catastrophe losses included assessments of $1.8 million from Florida Citizens and $1.3 million from Louisiana Citizens, as described in “Insurance Premiums and Contract Charges”. The Company’s net catastrophe losses incurred of $70.5 million for the year ended December 31, 2004 were a record high level for the Company and primarily reflected losses from Hurricanes Charley, Frances, Ivan and Jeanne, which totaled $64.2 million. Total incurred property and casualty catastrophe losses for 2003 included homeowners claims from the California wildfires, net of anticipated reinsurance recoveries, which represented $12.0 million of the 2003 losses. Claims from Hurricane Isabel, primarily in the homeowners line, represented an additional $5.0 million of 2003 catastrophe losses.

The catastrophe amounts recorded in 2005 represent the estimated net losses both from claims reported to the Company and from future expected claims from policyholders with hurricane damage, as well as estimated reinsurance recoverables for Hurricane Katrina. These estimates are based upon information received through December 31, 2005 on claims that have been settled, on-site evaluations by loss adjusters and loss estimates from catastrophe modeling. Due to the magnitude and complexity of Hurricane Katrina, including limited access to certain portions of the affected areas, the preliminary nature of the information used to prepare the estimate and an uncertain legal and regulatory environment, there can be no assurance that the ultimate costs associated with this and other catastrophic events will not exceed the Company’s current estimates. These estimates will be refined as necessary, as additional information becomes available.

In 2005, net favorable development of total reserves for property and casualty claims occurring in prior years was $13.1 million reflecting favorable loss emergence trends in both voluntary automobile and property business. Adverse development of reserves net of reinsurance recoverables for property and casualty claims occurring in prior years was $56.4 million for full year 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years, compared to adverse reserve development of $3.8 million for 2004, which reflected additional information related to a single liability claim that occurred over 15 years ago. Additional information regarding the Company’s property and casualty reserves and adverse development of prior years’ reserves is included in the “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

For 2005, the voluntary automobile loss ratio of 68.2% decreased by 2.4 percentage points compared to the loss ratio of 70.6% for full year 2004 including a 3.2 percentage point improvement due to the change in development of prior years’ reserves. The homeowners loss ratio of 80.5% improved 16.4 percentage points compared to the 12 months ended December 31, 2004 reflecting an increase in average premium per policy; an improvement in non-catastrophe loss frequency as a result of loss containment initiatives such as tightened underwriting guidelines, deductible management, an aggressive reunderwriting program and benefits of the Company’s claims initiatives, which have focused on loss and expense control; and a reduced level of catastrophe losses in 2005. Catastrophe costs represented 37.9 percentage points of the homeowners loss ratio for 2005, compared to 46.9 percentage points for 2004, representing a decrease of 9.0 percentage points. For 2003, the voluntary automobile loss ratio was 90.0%, including 14.6 percentage points due to the adverse development of prior years’ reserves, and the homeowners loss ratio was 82.5%, including 20.5 percentage points attributable to catastrophe costs.

For the annuity segment, benefits decreased by a minimal amount compared to 2004. The Company’s GAAP guaranteed minimum death benefits (“GMDB”) reserve was $0.7 million at December 31, 2005, compared to $0.1 million at both December 31, 2004 and 2003.

Interest Credited to Policyholders

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2005	2004	Percent	Amount	2003
Annuity	$81.5	$75.7	7.7%	$5.8	$71.3
Life	34.4	33.0	4.2%	1.4	31.7

Total	$115.9	$108.7	6.6%	$7.2	$103.0

Compared to 2004, the 2005 increase in annuity segment interest credited reflected a 9.0% increase in average accumulated fixed deposits, partially offset by a 5 basis point decline in the average annual interest rate credited to 4.40%. Compared to 2003, the 2004 increase in annuity segment interest credited reflected a 10.1% increase in average accumulated fixed deposits, partially offset by an 18 basis point decline in the average annual interest rate credited to 4.45%. Life insurance interest credited increased in both 2005 and 2004 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered throughout 2004 and 2003 to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the years ended December 31, 2005 and 2004 were 128 basis points and 156 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security, the corresponding net interest spreads were 127 and 145 basis points.

As of December 31, 2005, fixed annuity account values totaled $2.0 billion, including $1.7 billion of deferred annuities. Approximately 20% of the deferred annuity account values had minimum guaranteed interest rates ranging from 3.0% to 4.0% while approximately 76% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low interest rates in 2006, the Company expects to experience additional fixed annuity spread compression in future periods.

Operating Expenses

In 2005, operating expenses decreased 1.1%, or $1.5 million, compared to 2004, primarily reflecting benefits from the Company’s expense control initiatives partially offset by timing differences between periods. The property and casualty expense ratio of 23.2% for 2005 increased 1.0 percentage point compared to the prior year, including this segment’s portion of corporate-wide expense reductions offset somewhat by the effect on this ratio of higher current period catastrophe reinsurance reinstatement premiums. In 2004, operating expenses decreased 3.4%, or $4.6 million, compared to 2003, reflecting favorable state income tax and premium tax accrual adjustments as well as benefits from the Company’s expense control initiatives, partially offset by an increase in incentive compensation accruals. The property and casualty expense ratio was 22.2% in 2004 and 23.7% in 2003.

In 2001, the Company determined that it would freeze its defined benefit pension plan in 2002 and move to a defined contribution structure. Costs of transitioning to the new structure, based upon assumptions of future events, were $4.8 million and $6.2 million in 2003 and 2002, respectively. Those costs were largely as a result of settlement accounting provisions that were triggered by the higher retirement rate experienced by the Company, coupled with more retirees choosing lump sum distributions, as well as the impact of declines in the market value of the pension plan’s assets in 2002 and 2001. Defined benefit pension expense was $3.1 million in 2005 and is estimated to be approximately $3 million for 2006.

The Company’s policy with respect to funding the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. In 2002, the Company contributed $7.9 million to the defined benefit pension plan, which was greater than the $1.8 million actuarially-determined required minimum amount, reflecting a degree of conservatism which the Company believed to be appropriate in light of the then current volatility in the financial markets. In 2005, 2004 and 2003, the Company contributed $4.5 million, $3.5 million and $8.8 million, respectively, to the defined benefit pension plan, with those amounts also in excess of the required minimum amount. Based on assumptions at the time of this Report on Form 10-K, the Company anticipates contributing approximately $7 million to the defined benefit pension plan in 2006. All defined benefit pension plan investments are set aside in a trust fund.

The Company offers long-term care insurance, variable and fixed interest rate universal life policies, equity indexed annuities and single premium immediate annuities, with three third-party vendors underwriting and bearing the risk of such insurance (“Life Partner Products”) and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents decreased somewhat during 2005. The amount of commissions received by the Company in 2005 in excess of costs for agent commissions and commission related expenses was approximately $1.1 million, $1.5 million and a minimal amount for the years ended December 31, 2005, 2004 and 2003, respectively.

Amortization of Policy Acquisition Expenses and Intangible Assets

For 2005, the combined amortization of policy acquisition expenses and intangible assets was $76.6 million compared to $76.0 million recorded in 2004 and $69.3 million recorded in 2003. Amortization of intangible assets was $5.1 million, $6.0 million and $5.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The December 31, 2005 valuation of Annuity VIF resulted in a $0.2 million decrease in amortization compared to a $0.9 million increase at December 31, 2004 and no significant effect from a similar valuation at December 31, 2003.

Amortized policy acquisition expenses were $71.5 million for 2005 compared to $70.0 million for 2004 and $64.3 million for 2003. The increase from 2003 to 2004 primarily reflected the impact of valuations of annuity and life deferred policy acquisition costs as quantified above. The December 31, 2005 valuation of annuity deferred policy acquisition costs resulted in a $1.8 million increase in amortization compared to a $1.2 million increase in amortization resulting from a similar valuation at December 31, 2004. For the life segment, the December 31, 2005 valuation of deferred policy acquisition costs resulted in a $0.7 million decrease in amortization compared to a $0.4 million increase from the 2004 valuation. The December 31, 2003 valuations of annuity and life deferred policy acquisition costs resulted in decreases of $2.4 million and $1.4 million, respectively. The remaining increases in amortized policy acquisition costs were due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 17.8%, 19.2% and 1.0% for the years ended December 31, 2005, 2004 and 2003, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 8.0, 11.5 and 36.3 percentage points for the years ended December 31, 2005, 2004 and 2003, respectively. While the income from tax-advantaged securities increased somewhat from 2003 through 2005, the reduced level of taxable income in 2003 resulted in this having a more significant impact on the effective income tax rate for that year.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At December 31, 2005, the Company had federal income tax returns for the 2002 through 2004 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $3.4 million of contingent tax liabilities related to those open tax years.

In 2005, the Company recorded reductions in federal income tax expense of $9.1 million due to favorable resolution of contingent tax liabilities ($5.5 million in the corporate and other segment and $3.6 million in the annuity segment) and recorded $1.4 million of pretax income representing interest on federal income tax refunds received ($0.9 million in the annuity segment and $0.5 million in the other segments). In April 2005, the Company received refunds for tax years 1996 through 2001 from the IRS totaling $8.1 million, an amount consistent with the Company’s tax refund accruals related to those years. As a result of the receipt of IRS refunds for tax years 1996 and 1997, which were then deemed to be closed, the contingent tax liability related to those two years was eliminated, which resulted in a decrease in federal income tax expense of $2.7 million in the second quarter of 2005. The remaining refunds received related to tax years 1998 through 2001, which were deemed to be closed on September 15, 2005, resulting in an additional reduction in the contingent tax liability related to those four years of $6.4 million that was recorded in the third quarter of 2005.

Net Income

For 2005, the Company’s net income was significantly affected by catastrophe costs, yet still increased compared to the prior year, primarily reflecting improved property and casualty segment earnings. This improvement was driven by lower catastrophe costs, tightened underwriting standards and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives and generally favorable non-catastrophe claims frequency trends. Net income in 2005 also benefited from favorable development of prior years’ property and casualty claim reserves and the favorable resolution of tax liabilities for prior years, as described above.

For 2004, the Company’s net income increased compared to 2003, primarily reflecting improved property and casualty segment earnings, partially offset by the record high level of catastrophe costs in 2004. This improvement was driven by pricing and underwriting actions taken over several preceding quarters, continuing favorable non-catastrophe claims frequency trends, ongoing improvements in claims processes and cost containment initiatives, along with minimal adverse development of prior years’ reserves.

In 2003, net income was negatively impacted by adverse development and strengthening of prior years’ property and casualty claim reserves as well as a notable level of catastrophe losses, partially offset by net realized gains on securities. These negative components were partially offset by the impact of property and casualty rate increases on earned premiums and favorable property loss results excluding the impact of catastrophes.

Net income by segment and net income per share were as follows:

	Year Ended December 31,		Growth Over Prior Year		Year Ended December 31,
	2005	2004	Percent	Amount	2003
Analysis of net income (loss) by segment:
Property and casualty	$45.0	$27.6	63.0%	$17.4	$(17.8)
Annuity	15.1	12.6	19.8%	2.5	14.4
Life	13.4	14.8	-9.5%	(1.4)	13.4
Corporate and other (1)	3.8	1.3		2.5	9.0

Net income	$77.3	$56.3	37.3%	$21.0	$19.0

Effect of catastrophe costs, after tax, included above	$(45.0)	$(49.1)		$4.1	$(21.6)

Diluted:
Net income per share	$1.67	$1.25	33.6%	$0.42	$0.44

Weighted average number of shares and equivalent shares (in millions)	47.9	47.3	1.3%	0.6	42.9

Property and casualty combined ratio:
Total	95.6%	100.5%		-4.9%	112.3%
Effect of catastrophe costs, included above	12.3%	13.4%		-1.1%	6.2%

(1)	The Corporate and Other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

For the three years ended December 31, 2005, net income for the property and casualty segment increased as described above.

Compared to 2004, annuity segment net income for 2005 increased primarily as a result of the contingent income tax liability reduction of $3.6 million, which more than offset the negative effect of valuations of deferred policy acquisition costs and GMDB reserves. Annuity segment net income for 2005 also reflected a decline in the interest margin. Compared to 2003, annuity segment net income for 2004 decreased as growth in contract fees, which was a result of growth in the underlying accumulated variable amounts on deposit, was more than offset by the negative impact of valuations of deferred policy acquisition costs and Annuity VIF.

Life segment net income for 2005 decreased compared to 2004 primarily as a result of an increase in the effective income tax rate recorded in 2005. Life segment net income for 2004 increased compared to 2003, due primarily to favorable mortality experience, growth in income from partner company product sales and improved group insurance earnings. The December 31, 2004 valuation of life deferred policy acquisition costs increased amortization, while similar valuations decreased amortization in 2005 and 2003.

For 2005, the change in net income for the corporate and other segment included a $5.5 million reduction in federal income tax expense from the elimination of the contingent tax liability for the 1996 through 2001 tax years. The change in net income for this segment over the two years ended December 31, 2004 primarily reflected differences in the amount of realized investment gains and losses, including impairment charges recorded in 2003.

Return on shareholders’ equity based on net income was 13%, 10% and 3% for the 12 months ended December 31, 2005, 2004 and 2003, respectively.

Based on results for the full year 2005, at the time of this Report on Form 10-K, management anticipates that 2006 full year net income before realized investment gains and losses will be within a range of $1.65 to $1.80 per share. This projection anticipates favorable underlying property and casualty underwriting results — with a combined ratio in the low 90s — and also reflects additional costs of approximately $0.16 per share associated with an enhanced catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At December 31, 2005, 2004 and 2003, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 21.4% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2005, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s fourth largest shareholder with 4.7% of the common shares outstanding per their SEC filing on Form 13F as of December 31, 2005, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2005 — Realized Investment Gains and Losses”, “Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2005, net cash provided by operating activities decreased slightly compared to 2004 including a higher level of debt interest expense paid.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for fees related to the catastrophe-linked equity put option and reinsurance agreement, as well as the share repurchase program, also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2006 without prior approval are approximately $74 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

For the year ended December 31, 2005, receipts from annuity contracts decreased 2.1%. Annuity contract benefits and withdrawals increased 29.1% compared to 2004. Cash value retentions for variable and fixed annuity options were 91.5% and 94.5%, respectively, for the 12 month period ended December 31, 2005. Net transfers to variable annuity accumulated cash values increased $9.0 million, or 7.9%, compared to 2004.

Contractual Obligations

	Payments Due By Period As of December 31, 2005
	Total	Less Than 1 Year (2006)	1 - 3 Years (2007 and 2008)	3 – 5 Years (2009 and 2010)	More Than 5 Years (2011 and beyond)
Short-term Debt Obligations (1):
Bank Credit Facility (expires May 30, 2009)	—	—	—	—	—
Long-Term Debt Obligations (1):
Senior Convertible Notes Due May 14, 2032 (2)	$249.7	$3.5	$1.7	$—	$244.5
Senior Notes Due June 15, 2015	118.1	4.5	9.1	9.1	95.4
Operating lease obligations (3)	7.8	4.5	3.1	0.2	—
Purchase obligations	0.5	0.5	—	—	—

Total	$376.1	$13.0	$13.9	$9.3	$339.9

(1)	Includes principal and interest.

(2)	Holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 as further described in “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report.

(3)	The Company has entered into various operating lease agreements, primarily for real estate (agency and claims offices across the country and portions of the home office complex) and also for computer equipment.

Future Policy Benefits and Claims - Life and Annuity Segments

The following table summarizes the Company’s contractual obligations and commitments as of December 31, 2005 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2005
	Total	Less Than 1 Year (2006)	1 - 3 Years (2007 and 2008)	3 - 5 Years (2009 and 2010)	More Than 5 Years (2011 and beyond)
Fixed annuities and fixed option of variable annuities	$3,168.4	$107.9	$244.3	$263.5	$2,552.7
Supplemental contracts	289.1	36.5	59.0	44.3	149.3
Life insurance	2,202.9	70.4	147.5	148.1	1,836.9

Total	$5,660.4	$214.8	$450.8	$455.9	$4,538.9

A significant portion of policy contract benefits to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2005. Separate account payments are not reflected herein due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2005, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

Assumptions for future interest crediting levels have been made based on processes consistent with the Company’s past practices, which are at the discretion of the Company, subject to guaranteed minimum crediting rates in many cases and/or subject to contractually obligated rates for specified periods of time. Many of the contracts with potentially accelerated timing of payments are subject to surrender charges which are generally calculated as a percentage of account values withdrawn and are assessed at declining rates during the first five to ten years after contract issuance. Amounts disclosed herein include an estimate of those accelerated payments, net of applicable surrender charges. See “Note 1 — Summary of Significant Accounting Policies — Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities” listed on page F-1 of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP.

For annuity estimated payments, certain assumptions have been made about retirement patterns in the amounts reported. Actual retirements may differ significantly from those projected and may result in early withdrawal of contract funds, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could decrease and/or accelerate those obligations presented.

Estimated Claims and Claim Related Payments - Property and Casualty Segment

The table below presents the amount and estimated future timing of claims and claim related payments for property and casualty insurance. Both the total liability and the estimated payments are based on actuarial projection techniques, at a given accounting date. These estimates include assumptions of the ultimate settlement and administrative costs based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of a claim and the time it is actually reported to the Company. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

The following table includes estimated future claims and claims related payments, net of the estimated reinsurance recoveries, where applicable, at December 31, 2005. The amounts reported in the table are presented on a nominal basis and have not been discounted.

	Estimated Payments by Period As of December 31, 2005
	Total	Less Than 1 Year (2006)	1 - 3 Years (2007 and 2008)	3 - 5 Years (2009 and 2010)	More Than 5 Years (2011 and beyond)
Claims and claim adjustment expenses	$311.1	$166.9	$116.9	$24.0	$3.3

The amounts in “Claims and claim adjustment expenses” in the table above represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses, net of reinsurance recoverables. Therefore, estimated future payments include cash inflows related to the Company’s reinsurance arrangements. Since the timing and amount of cash inflows from such reinsurance agreements are highly correlated to the underlying payment of claims and claim adjustment expenses by the Company, the analysis above presents the estimated cash outlay for reported and unreported claims incurred and related claim adjustment expense, net of reinsurance.

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

The total capital of the Company was $771.5 million at December 31, 2005, including $190.9 million of long-term debt and no short-term debt outstanding. Total debt represented 25.7% of total capital excluding unrealized investment gains and losses (24.7% including unrealized investment gains and losses) at December 31, 2005, slightly above the Company’s long-term target of 25%.

Shareholders’ equity was $580.6 million at December 31, 2005, including a net unrealized gain in the Company’s investment portfolio of $28.4 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $814.7 million and $18.96, respectively, at December 31, 2005. Book value per share was $13.51 at December 31, 2005 ($12.85 excluding investment fair value adjustments).

As of December 31, 2005, the Company had outstanding $244.5 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. Contingent cash interest becomes payable if the average market price of a Senior Convertible Note for a five-trading-day measurement period preceding the applicable six-month period equals 120% or more of the sum of the Senior Convertible Note’s issue price, accrued original issue discount and accrued cash interest, if any, for such Senior Convertible Note. The contingent cash interest payable per Senior Convertible Note with respect to any quarterly period within any six-month period will equal the then applicable conversion rate multiplied by the greater of (1) $0.105 or (2) any regular cash dividends paid by the Company per share on HMEC’s common stock during that quarterly period. In September 2002, the Company’s Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Senior Convertible Notes. Holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 as further described in “Notes to Consolidated Financial Statements — Note 4 — Debt”. Detailed information regarding the conversion and redemption terms of the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

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

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

On June 30, 2005, the Company redeemed all of its outstanding $28.6 million aggregate principal amount of 6 5/8% Senior Notes due 2006 (“Senior Notes due 2006”). For information regarding the funding of the redemption, see “Liquidity and Financial Resources — Cash Flow — Financing Activities”.

As of December 31, 2005, the Company had no balance outstanding under its Bank Credit Agreement. On May 31, 2005, the Company entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $100.0 million (the “Current Bank Credit Facility”). The Current Bank Credit Facility expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at December 31, 2005. On May 31, 2005, the Company borrowed $25.0 million under the Current Bank Credit Facility and subsequently repaid this balance in full on June 13, 2005 utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015.

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

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2005, 2004 and 2003 was 1.8x, 1.6x and 1.2x, respectively. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 11.6x, 11.2x and 4.0x for the years ended December 31, 2005, 2004 and 2003, respectively.

Total shareholder dividends were $18.2 million for the year ended December 31, 2005. In March 2006, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

On December 31, 2003, the Company’s primary life insurance subsidiary, Horace Mann Life Insurance Company (“HMLIC”), entered into a reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada (“SLACC”) which replaced the 2002 agreement with Sun Life Reinsurance Company Limited, a member of the Sun Life Financial Group. Under the terms of the December 31, 2003 agreement, which was written to be in place for a five year period, HMLIC ceded to SLACC, on a combination coinsurance and modified coinsurance basis, a 75% quota share of HMLIC’s in force interest-sensitive life block of business issued prior to January 1, 2002. SLACC assumed its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC’s liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission received by HMLIC was $50.0 million and resulted in a $32.5 million after-tax increase in HMLIC’s statutory surplus. These transactions improved the statutory operating leverage and risk-based capital ratio of HMLIC in 2004, 2003 and 2002, but did not impact reported GAAP capitalization. The agreement provided that HMLIC could recapture the agreement without penalty after giving 30 days written notice. In the third quarter of 2005, a portion of the proceeds from the issuance of the Senior Notes due 2015 was utilized to make a capital contribution to HMEC’s primary life insurance subsidiary to substantially offset the early recapture of the reinsurance agreement with SLACC. This agreement was terminated effective July 1, 2005 for a minimal recapture fee. This early recapture resulted in the reduction of total anticipated pretax fees of approximately $1.2 million, including $0.2 million in the fourth quarter of 2005, $0.5 million in 2006 and the remainder over subsequent years. At the time of this Report on Form 10-K, the Company has no financial reinsurance agreements in effect.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of March 1, 2006 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of March 1, 2006
S&P (1)	A	(stable)	BBB	(stable)
Moody’s (1)	A3	(stable)	Baa3	(stable)
A.M. Best	A-	(stable)	bbb-	(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for 2004. In June 2005, all three of the rating agencies affirmed their debt ratings as they assigned a rating to the Senior Notes due 2015.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to a change in (1) the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2005 — Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2005 — Interest Credited to Policyholders”.

The Company seeks to manage its market value risk by coordinating the projected cash inflows of assets with the projected cash outflows of liabilities. For all its assets and liabilities, the Company seeks to maintain reasonable durations, consistent with the maximization of income without sacrificing investment quality, while providing for liquidity and diversification. The investment risk associated with variable annuity deposits and the underlying mutual funds is assumed by those contractholders, and not by the Company. Certain fees that the Company earns from variable annuity deposits are based on the market value of the funds deposited.

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2005, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the life and annuity business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2005 — Net Realized Investment Gains and Losses” and “Business — Investments”.

The Company’s life and annuity earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2005 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2005, the duration of both the fixed income securities portfolio and the Company’s insurance liabilities was estimated to be approximately 6 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2005, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $17 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $31 million after tax, or 5% of shareholders’ equity. At December 31, 2004, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would have increased by approximately $22 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would have decreased the fair value of assets and liabilities by approximately $39 million after tax, or 6% of shareholders’ equity at December 31, 2004. In each case, these changes in interest rates assume a parallel shift in the yield curve.

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

Recent Accounting Changes

FSP No. FAS 115-1

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which nullifies the guidance in paragraphs 10-18 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and references existing other-than-temporary impairment guidance. This FSP is effective for reporting periods beginning after December 15, 2005. FSP No. 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. The Company’s existing accounting policy is consistent with the accounting guidance clarified by this FSP and, as a result, its adoption is not expected to have a material effect on the results of operations or financial position of the Company.

SOP 05-1

In October 2005, the American Institute of Certified Public Accountants issued Statement Of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. This SOP will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management believes the Company’s accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05-1. Management is currently assessing the impact of the SOP on the Company’s results of operations and financial position.

SFAS No. 154

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections”. This standard will be effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and FASB SFAS No. 3, “Reporting Changes in Interim Financial Statements”. SFAS No. 154 changes the accounting for, and reporting of, a change in accounting principle and also requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. At the time of this Report on Form 10-K, management is not aware of outstanding circumstances that would result in a currently quantifiable impact on the Company’s operating results or financial position.

SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), SAB 107 and SEC Release 34-51558

In April 2005, the Securities and Exchange Commission (“SEC”) issued Release No. 34-51558, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for SFAS No. 123 (Revised 2004), ‘Share-Based Payment’ “. This amendment to Regulation S-X states that each registrant that is not a small business issuer will be required to adopt the provisions of SFAS No. 123(R) beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005, which for the Company will be January 1, 2006. Release No. 34-51558 does not change the accounting required by SFAS No. 123(R); it changes only the dates for compliance with the Standard.

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

REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

Horace Mann Educators Corporation

The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003 have been prepared by management, which is responsible for their integrity and reliability. The statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include some amounts that are based upon management’s best estimates and judgements. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. The financial information contained elsewhere in this Annual Report on Form 10-K is consistent with that contained in the consolidated financial statements.

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

In connection with their annual audits, the independent registered public accounting firm performs an audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), which includes the consideration of the system of internal control to the extent necessary to form an independent opinion on the fairness of presentation of the consolidated financial statements prepared by management.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

March 15, 2006

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2005, $3,466,276; 2004, $3,399,254)	$3,513,451	$3,541,255
Fixed maturity securities on loan (amortized cost 2005, $189,008; 2004, $0)	189,851	—

Total fixed maturities	3,703,302	3,541,255
Short-term and other investments	100,195	115,835
Short-term investments, loaned securities collateral	192,995	142

Total investments	3,996,492	3,657,232
Accrued investment income and premiums receivable	103,141	104,530
Deferred policy acquisition costs	233,630	209,576
Goodwill	47,396	47,396
Value of acquired insurance in force	16,322	21,522
Other assets	109,936	76,883
Separate Account (variable annuity) assets	1,333,690	1,254,763

Total assets	$5,840,607	$5,371,902

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,818,997	$1,688,075
Interest-sensitive life contract liabilities	617,708	593,694
Unpaid claims and claim expenses	350,761	342,445
Future policy benefits	182,997	181,648
Unearned premiums	201,594	204,706

Total policy liabilities	3,172,057	3,010,568
Other policyholder funds	146,078	142,634
Liability for securities lending agreements	191,870	—
Other liabilities	225,435	218,011
Short-term debt	—	25,000
Long-term debt	190,886	144,720
Separate Account (variable annuity) liabilities	1,333,690	1,254,763

Total liabilities	5,260,016	4,795,696

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2005, 60,475,399; 2004, 60,350,014	60	60
Additional paid-in capital	345,251	343,178
Retained earnings	553,712	494,665
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	28,446	85,872
Minimum pension liability adjustment	(14,301)	(14,992)
Treasury stock, at cost, 2005 and 2004, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	580,591	576,206

Total liabilities and shareholders’ equity	$5,840,607	$5,371,902

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Insurance premiums and contract charges earned	$664,939	$674,704	$643,536
Net investment income	194,632	191,448	184,725
Realized investment gains	9,841	12,197	25,487

Total revenues	869,412	878,349	853,748

Benefits, losses and expenses
Benefits, claims and settlement expenses	442,717	484,410	518,978
Interest credited	115,861	108,668	102,970
Policy acquisition expenses amortized	71,463	70,001	64,345
Operating expenses	131,305	132,704	137,318
Amortization of intangible assets	5,141	5,990	5,027
Interest expense	8,881	6,819	6,339
Restructuring charge adjustments	—	—	(408)

Total benefits, losses and expenses	775,368	808,592	834,569

Income before income taxes	94,044	69,757	19,179
Income tax expense	16,771	13,444	204

Net income	$77,273	$56,313	$18,975

Earnings per share
Basic	$1.80	$1.32	$0.44

Diluted	$1.67	$1.25	$0.44

Weighted average number of shares and equivalent shares
Basic	42,912,630	42,762,348	42,712,822
Diluted	47,884,739	47,346,636	42,904,167

Comprehensive income
Net income	$77,273	$56,313	$18,975
Other comprehensive income (loss), net of tax:
Change in net unrealized gains on fixed maturities and equity securities	(57,426)	4,264	1,041
Change in minimum pension liability adjustment	691	2,260	13

Other comprehensive income (loss)	(56,735)	6,524	1,054

Total	$20,538	$62,837	$20,029

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Common stock
Beginning balance	$60	$60	$60
Options exercised, 2005, 124,624 shares; 2004, 104,192 shares	—	—	—
Conversion of Director Stock Plan units, 2005, 761 shares; 2004, 20,511 shares; 2003, 30,696 shares	—	—	—

Ending balance	60	60	60

Additional paid-in capital
Beginning balance	343,178	342,306	342,749
Options exercised and conversion of Director Stock Plan units	2,073	1,997	645
Catastrophe-linked equity put option premium	—	(1,125)	(1,088)

Ending balance	345,251	343,178	342,306

Retained earnings
Beginning balance	494,665	456,330	455,308
Net income	77,273	56,313	18,975
Cash dividends, $0.42 per share	(18,226)	(17,978)	(17,953)

Ending balance	553,712	494,665	456,330

Accumulated other comprehensive income, net of taxes:
Beginning balance	70,880	64,356	63,302
Change in net unrealized gains on fixed maturities and equity securities	(57,426)	4,264	1,041
Change in minimum pension liability adjustment	691	2,260	13

Ending balance	14,145	70,880	64,356

Treasury stock, at cost
Beginning and ending balance, 2005, 2004 and 2003, 17,503,371 shares	(332,577)	(332,577)	(332,577)

Shareholders’ equity at end of period	$580,591	$576,206	$530,475

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows - operating activities
Premiums collected	$683,505	$690,903	$684,331
Policyholder benefits paid	(482,753)	(489,321)	(496,208)
Policy acquisition and other operating expenses paid	(221,790)	(220,312)	(221,499)
Federal income taxes recovered (paid)	1,096	(3,933)	(19,001)
Investment income collected	192,373	188,692	185,359
Interest expense paid	(8,275)	(5,955)	(5,454)
Contribution to defined benefit pension plan trust fund	(4,514)	(3,500)	(8,780)
Other	5,524	10,704	3,086

Net cash provided by operating activities	165,166	167,278	121,834

Cash flows - investing activities
Fixed maturities
Purchases	(984,433)	(1,270,699)	(1,762,957)
Sales	467,653	679,958	922,699
Maturities	258,637	321,704	560,915
Net cash (used in) provided by short-term and other investments	16,856	(11,393)	35,437

Net cash used in investing activities	(241,287)	(280,430)	(243,906)

Cash flows - financing activities
Dividends paid to shareholders	(18,226)	(17,978)	(17,953)
Principal borrowings (repayments) on Bank Credit Facility	(25,000)	—	25,000
Exercise of stock options	2,055	1,592	—
Catastrophe-linked equity put option premium	—	(1,125)	(1,088)
Proceeds from issuance of Senior Notes due 2015	74,245	—	—
Repurchase of Senior Notes due 2006	(29,077)	—	—
Annuity contracts, variable and fixed
Deposits	320,063	326,976	296,615
Benefits and withdrawals	(126,536)	(98,034)	(92,791)
Net transfer to Separate Account (variable annuity) assets	(123,120)	(114,081)	(113,074)
Net decrease in life policy account balances	(4,457)	(5,157)	(10,600)
Change in bank overdrafts	6,174	20,959	34,484

Net cash provided by financing activities	76,121	113,152	120,593

Net decrease in cash	—	—	(1,479)
Cash at beginning of period	—	—	1,479

Cash at end of period	$—	$—	$—

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of insurance business, are capitalized and amortized on a basis consistent with the type of insurance coverage. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15 and 20 years). For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months). The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs and also periodically reviews its estimations of gross profits. The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the consolidated balance sheet and not be amortized. SFAS No. 142 established a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. During each year from 2002 through 2005, the Company completed the required testing under SFAS No. 142; no impairment charges were necessary as a result of such assessments.

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

The value of acquired insurance in force for investment contracts is adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders’ equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The balances of value of acquired insurance in force by segment at December 31, 2005 and 2004 were as follows:

	December 31, 2005			December 31, 2004
	Cost	Accumulated Amortization	Net Balance	Cost	Accumulated Amortization	Net Balance
Life	$48,746	$44,499	$4,247	$48,746	$43,039	$5,707
Annuity	87,553	74,791	12,762	87,553	71,110	16,443

Subtotal	$136,299	$119,290	17,009	$136,299	$114,149	22,150

Impact of unrealized investment gains and losses			(687)			(628)

Total			$16,322			$21,522

Expected amortization of the December 31, 2005 balances of value of acquired insurance in force by segment over the next five years is as follows:

	Year Ended December 31,
	2006	2007	2008	2009	2010
Expected amortization of value of acquired insurance in force
Life	$1,394	$1,338	$1,292	$223	$—
Annuity	3,967	4,336	4,459	—	—

Total	$5,361	$5,674	$5,751	$223	$—

The amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

	Year Ended December 31,
	2005	2004	2003
Interest accrued on the unamortized balance of value of acquired insurance in force
Life	$398	$518	$645
Annuity	722	921	1,185

Total	$1,120	$1,439	$1,830

Interest accrual rate
Life	8.0%	8.0%	8.0%
Annuity	5.1%	5.2%	5.3%

The accumulated amortization of intangibles as of December 31, 2005 and 2004 was $168,267 and $163,126, respectively.

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

	December 31,
	2005	2004
Property and equipment	$75,969	$70,965
Less: accumulated depreciation	53,389	49,401

Total	$22,580	$21,564

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Separate Accounts (Variable Annuity) Assets and Liabilities

Separate account (variable annuity) assets, carried at market value, and liabilities represent variable annuity funds invested in various mutual funds. The investment income, gains and losses of these accounts accrue directly to the policyholders and are not included in the operations of the Company.

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

A guaranteed minimum death benefit (“GMDB”) generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. The Company has established a GMDB reserve on variable annuity contracts. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial markets. At December 31, 2005 and 2004, the GMDB reserve was $705 and $73, respectively. The Company has a relatively low exposure to GMDB because approximately 23% of contract values have no guarantee; approximately 71% have only a return of premium guarantee; and approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $24,238 and $26,494 at December 31, 2005 and 2004, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Unpaid Claims and Claim Expenses

Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses. At December 31, 2005, all of the Company’s reserves for property and casualty unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in Note 5 - Shareholders’ Equity and Stock Options. The Company accounts for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognizes no compensation expense for the stock option grants which have an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Alternatively, SFAS No. 123, “Accounting for Stock-Based Compensation”, allows companies to recognize compensation cost for stock-based compensation plans, determined based on the fair value at the grant dates. If the Company had applied this alternative accounting method, net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
Net income
As reported	$77,273	$56,313	$18,975
Add: Stock-based compensation expense, after tax, included in reported net income	—	—	—
Deduct: Stock-based compensation expense, after tax, determined under the fair value based method for all awards (1)	46	10,971	5,368

Pro forma	$77,227	$45,342	$13,607

Net income per share – basic
As reported	$1.80	$1.32	$0.44
Pro forma	$1.80	$1.06	$0.32

Net income per share – diluted
As reported	$1.67	$1.25	$0.44
Pro forma	$1.67	$1.02	$0.32

(1)	The fair value of each option grant was estimated on the date of grant using the Modified Roll-Geske option-pricing model with the following weighted average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.3%, 4.1% and 3.8%; dividend yield of 2.3%, 2.4% and 3.0%; expected lives of 7, 10 and 10 years, respectively; and volatility of 19.4%, 22.0% and 28.3%. Expense is reflected on a straight-line basis over the vesting period. The expense amount for the year ended December 31, 2004 also includes the impact of accelerated vesting of outstanding stock options, as described below.

HMEC’s Board of Directors approved the acceleration of vesting of all outstanding stock options effective June 30, 2004. The Board placed certain restrictions on the transfer of shares obtained by this vesting acceleration for members of the Board of Directors and 10 of HMEC’s key executive officers. At June 30, 2004, the majority of the options vested were out-of-the-money. The accelerated vesting had an immaterial effect on the Company’s operating expenses.

Income Taxes

The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2005, 2004 and 2003 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the minimum pension liability adjustment with the changes for each period included in the respective components of accumulated other comprehensive income (loss) in shareholders’ equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and Incentive Compensation Plan restricted common stock units. In addition, the Company’s Senior Convertible Notes are common stock equivalents reflecting the implementation of the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) consensus on issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. This consensus was effective for reporting periods ending after December 15, 2004. While for comparative purposes the guidance in this consensus has been applied to prior period diluted earnings per share, it had no impact for 2003 as the related contingent conversion features were not dilutive for that period.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2005	2004	2003
Basic - assumes no dilution:
Net income for the period	$77,273	$56,313	$18,975

Weighted average number of common shares outstanding during the period (in thousands)	42,913	42,762	42,713

Net income per share – basic	$1.80	$1.32	$0.44

Diluted - assumes full dilution:
Net income for the period	$77,273	$56,313	$18,975
Interest expense, net of tax, on dilutive Senior Convertible Notes	2,737	2,737	—

Adjusted net income for the period	$80,010	$59,050	$18,975

Weighted average number of common shares outstanding during the period (in thousands)	42,913	42,762	42,713
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	136	58	16
Common stock units related to Deferred Equity Compensation Plan for Directors	192	159	148
Common stock units related to Deferred Compensation Plan for Employees	146	25	27
Restricted common stock units related to Incentive Compensation Plan	155	—	—
Weighted average number of common equivalent shares to reflect the dilutive effect of Senior Convertible Notes (in thousands)	4,343	4,343	—

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	47,885	47,347	42,904

Net income per share – diluted	$1.67	$1.25	$0.44

Options to purchase 2,458,700 shares of common stock at $18.76 to $33.87 per share were granted in 1997 through 2005 but were not included in the computation of 2005 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2005. The options, which expire in 2007 through 2015, were still outstanding at December 31, 2005.

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

The components of comprehensive income were as follows:

	Year Ended December 31,
	2005	2004	2003
Net income	$77,273	$56,313	$18,975

Other comprehensive income:
Change in net unrealized gains on fixed maturities and equity securities
Unrealized holding gains on fixed maturities and equity securities arising during period	(98,199)	18,994	27,027
Less: reclassification adjustment for gains included in income before income tax	9,851	12,434	25,425

Total, before tax	(88,348)	6,560	1,602
Income tax(benefit) expense	(30,922)	2,296	561

Total, net of tax	(57,426)	4,264	1,041

Change in minimum pension liability adjustment
Before tax	1,063	3,477	22
Income tax expense	372	1,217	9

Total, net of tax	691	2,260	13

Total comprehensive income	$20,538	$62,837	$20,029

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform with the 2005 presentation.

NOTE 2 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2005	2004	2003
Fixed maturities	$191,289	$188,953	$181,716
Short-term and other investments	8,076	6,738	7,059

Total investment income	199,365	195,691	188,775
Less investment expenses	4,733	4,243	4,050

Net investment income	$194,632	$191,448	$184,725

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2005	2004	2003
Fixed maturities	$9,851	$12,434	$21,753
Short-term and other investments	(10)	(237)	3,734

Realized investment gains	$9,841	$12,197	$25,487

Fixed Maturity Securities (“fixed maturities”)

At December 31, 2005 and 2004, the fair value and gross unrealized losses of investments in debt securities were as follows:

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2005
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$442,033	$7,968	$148,292	$4,864	$590,325	$12,832
Other	185,447	1,312	52,042	1,296	237,489	2,608
Municipal bonds	186,299	1,644	45,164	1,431	231,463	3,075
Foreign government bonds	7,337	109	1,836	50	9,173	159
Corporate bonds	735,272	14,581	105,142	3,628	840,414	18,209
Other mortgage-backed securities	68,214	1,222	41,746	1,216	109,960	2,438

Totals	$1,624,602	$26,836	$394,222	$12,485	$2,018,824	$39,321

As of December 31, 2004
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$143,769	$656	$59,931	$1,502	$203,700	$2,158
Other	90,182	540	389	26	90,571	566
Municipal bonds	123,402	1,274	32,005	859	155,407	2,133
Foreign government bonds	1,914	1	3,906	116	5,820	117
Corporate bonds	156,940	1,426	20,337	1,116	177,277	2,542
Other mortgage-backed securities	54,017	895	4,526	385	58,543	1,280

Totals	$570,224	$4,792	$121,094	$4,004	$691,318	$8,796

NOTE 2 - Investments-(Continued)

At December 31, 2005, the gross unrealized loss position in the investment portfolio was $39,321 (545 positions and 1% of the investment portfolio). Securities with an investment grade rating represented 94% of the unrealized loss. The largest single unrealized loss was $1,148 on a FNMA mortgage-backed security purchased in June 2003 when interest rates hit 40 year lows. The majority of the unrealized losses were due to changes in interest rates. There was one security trading below 80% of amortized cost with an associated unrealized loss of $292 compared to amortized cost of $1,001. The portfolio included 96 securities that have been in an unrealized loss position for greater than 12 months, totaling $12,486 (of which $5,155 was from securities purchased in 2003 when interest rates were at record lows). The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2005 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2005.

The amortized cost, unrealized investment gains and losses, and fair values of fixed maturities as of December 31, 2005 and 2004 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2005
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$700,057	$2,938	$12,832	$690,163
Other	273,624	1,225	2,608	272,241
Municipal bonds	571,172	8,718	3,075	576,815
Foreign government bonds	29,767	1,652	159	31,260
Corporate bonds	1,942,504	70,411	18,209	1,994,706
Other mortgage-backed securities	138,160	2,395	2,438	138,117

Totals	$3,655,284	$87,339	$39,321	$3,703,302

As of December 31, 2004
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$674,109	$9,853	$2,158	$681,804
Other	206,704	2,829	566	208,967
Municipal bonds	568,165	12,888	2,133	578,920
Foreign government bonds	32,575	3,809	117	36,267
Corporate bonds	1,821,267	117,867	2,542	1,936,592
Other mortgage-backed securities	96,434	3,551	1,280	98,705

Totals	$3,399,254	$150,797	$8,796	$3,541,255

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $552,941 and $550,638; Federal Home Loan Mortgage Association (“FHLMA”) of $203,462 and $179,838; and Government National Mortgage Association (“GNMA”) of $33,439 and $26,808 as of December 31, 2005 and 2004, respectively.

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

NOTE 2 - Investments-(Continued)

Maturities/Sales Of Investments

The amortized cost and fair value of fixed maturities at December 31, 2005, by estimated expected maturity, are shown below. Estimated expected maturities differ from contractual maturities reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. Estimated expected maturities consider broker dealer survey values and are verified for consistency with the interest rate and economic environments.

	December 31, 2005
	Amortized Cost	Fair Value	Percent of Total Fair Value
Due in 1 year or less	$252,773	$256,094	6.9%
Due after 1 year through 5 years	1,014,324	1,027,649	27.8
Due after 5 years through 10 years	1,433,249	1,452,076	39.2
Due after 10 years through 20 years	354,494	359,151	9.7
Due after 20 years	600,444	608,332	16.4

Total	$3,655,284	$3,703,302	100.0%

The average option adjusted duration for the Company’s fixed maturities portfolio was 5.5 years at December 31, 2005.

Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

	Year Ended December 31,
	2005	2004	2003
Proceeds	$726,290	$1,001,662	$1,483,614
Gross gains realized	20,816	16,893	50,907
Gross losses realized	(9,116)	(4,459)	(12,903)

Unrealized Gains (Losses) on Fixed Maturities

Net unrealized gains are computed as the difference between fair value and amortized cost for fixed maturities. A summary of the net increase in unrealized investment gains on fixed maturities, less applicable income taxes, is as follows:

	Year Ended December 31,
	2005	2004	2003
Net unrealized gains on fixed maturities
Beginning of period	$142,001	$133,813	$132,188
End of period	48,018	142,001	133,813

Increase (decrease) for the period	(93,983)	8,188	1,625
Income taxes (benefits)	(32,894)	2,866	569

Increase (decrease) in net unrealized gains on fixed maturities before the valuation impact on deferred policy acquisition costs and value of acquired insurance in force	$(61,089)	$5,322	$1,056

NOTE 2 - Investments-(Continued)

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2005, fixed maturities with a fair value of $189,851 were on loan. No securities were on loan at December 31, 2004. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2005 and 2004, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

Deposits

At December 31, 2005, securities with a carrying value of $16,355 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2005	2004	2003
Gross reserves, beginning of year	$335,000	$304,307	$275,706
Less reinsurance recoverables	25,722	20,615	44,701

Net reserves, beginning of year (1)	309,278	283,692	231,005

Incurred claims and claim expenses:
Claims occurring in the current year	411,122	435,451	416,473
Increase (decrease) in estimated reserves for claims occurring in prior years (2):
Policies written by the Company	(13,100)	3,815	58,270
Business assumed from state reinsurance facilities	—	—	(1,900)

Total increase (decrease)	(13,100)	3,815	56,370

Total claims and claim expenses incurred (3)	398,022	439,266	472,843

Claims and claim expense payments for claims occurring during:
Current year	252,311	268,520	259,748
Prior years	143,932	145,160	160,408

Total claims and claim expense payments	396,243	413,680	420,156

Net reserves, end of year (1)	311,057	309,278	283,692
Plus reinsurance recoverables	31,604	25,722	20,615

Gross reserves, end of year (4)	$342,661	$335,000	$304,307

(1)	Reserves net of anticipated reinsurance recoverables.

(2)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2005, 2004 and 2003.

(3)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, group accident and health and corporate amounts of $44,695, $45,144 and $46,135 for the years ended December 31, 2005, 2004 and 2003, respectively, in addition to the property and casualty amounts.

(4)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $8,100, $7,445 and $9,005 at December 31, 2005, 2004 and 2003, respectively, in addition to property and casualty reserves.

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

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

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

Net favorable development of total reserves for property and casualty claims occurring in prior years was $13,100 in 2005 reflecting favorable loss emergence trends in both the voluntary automobile and property lines of business. Net adverse development of total reserves for property and casualty claims occurring in prior years was $3,815 in 2004 reflecting additional information related to a single liability claim that occurred over 15 years ago. Excluding involuntary business, net adverse development of reserves for property and casualty claims occurring in prior years was $58,270 for the full year 2003, primarily related to automobile liability loss reserves from the 2001 and 2002 accident years. Net adverse development of total reserves for property and casualty claims occurring in prior years, including involuntary business, was $3,815 in 2004 and $56,370 in 2003.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. For 2001 through 2005, the Company engaged an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at June 30 and December 31 of each year. Beginning in 2006, the independent actuarial consulting firm will prepare an independent study of reserves at December 31, supplemented by other analyses throughout the year.

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2004 and 2005 the Company recorded property and casualty reserves toward the higher end of a reasonable range of reserve estimates, due primarily to reserves related to the automobile liability coverages.

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

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

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

As a result of the factors above, and in light of the pattern of adverse prior years’ reserve development observed over the five quarters ended September 30, 2003, at the end of the third quarter, the Company’s management retained an independent property and casualty actuarial and claims consulting firm to conduct a detailed review of the Company’s claims handling practices and their integration with the Company’s reserving practices. The consultant’s claims and actuarial specialists reviewed claim files as well as past and new claims handling processes and procedures, including case reserving practices, in each of the Company’s six claims offices. They also performed an assessment of the Company’s actuarial processes for establishing IBNR and supplemental reserves.

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

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

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

NOTE 4 - Debt

Indebtedness and scheduled maturities at December 31, 2005 and 2004 consisted of the following:

	Effective Interest Rates	Final Maturity	December 31,
			2005	2004
Short-term debt:
Bank Credit Facility	Variable	2009	$—	$25,000
Long-term debt:
1.425% Senior Convertible Notes, Face amount of $244,500 less unaccrued discount of $128,362	3.0%	2032	116,138	116,138
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $252	6.1%	2015	74,748	—
6 5/8% Senior Notes, Face amount of $28,600 less unaccrued discount of $18	6.7%	2006	—	28,582

Total			$190,886	$169,720

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, HMEC entered into a new Bank Credit Agreement which provides for unsecured borrowings of up to $100,000 (the “Current Bank Credit Facility”). The Current Bank Credit Facility expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at December 31, 2005. On May 31, 2005, the Company borrowed $25,000 and subsequently repaid this balance in full on June 13, 2005, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described below.

On May 29, 2002, HMEC entered into a Bank Credit Agreement that was amended effective June 1, 2004, increasing the commitment amount to $35,000, and May 3, 2005, extending the commitment termination date to June 30, 2005 from the previous termination date of May 31, 2005 (the “Previous Bank Credit Agreement”). The Previous Bank Credit Agreement was terminated on May 31, 2005, when the Company entered into the Current Bank Credit Facility. The $25,000 balance outstanding under the Previous Bank Credit Agreement was repaid in full on May 31, 2005, utilizing the borrowing under the Current Bank Credit Facility, described above.

NOTE 4 - Debt-(Continued)

1.425% Senior Convertible Notes (“Senior Convertible Notes”)

On May 14, 2002, the Company issued $353,500 aggregate principal amount of 1.425% senior convertible notes due in 2032 at a discount of 52.5% resulting in an effective yield of 3.0%. In 2002, the Company repurchased $53,000 aggregate principal amount, $25,175 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $22,770. In addition to these cash transactions, in December 2002 the Company repurchased an additional $56,000 aggregate principal amount, $26,600 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $25,984 in a non-cash transaction. As consideration for this repurchase, 1,837,925 shares of HMEC’s common stock were issued. As of December 31, 2005, HMEC held $56,000 aggregate principal amount of its Senior Convertible Notes in a brokerage account which could be reissued by the Company.

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

NOTE 4 - Debt-(Continued)

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

Debt Retirement Charges

The repurchase of the Senior Notes due 2006 resulted in a pretax charge to income for the year December 31, 2005 of $507, which was reported as a component of interest expense in the third quarter.

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Convertible Notes indenture, the Senior Notes due 2015 indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of (1) debt to capital, (2) insurance subsidiaries’ insurance financial strength ratings issued by A.M. Best Company, Inc. and (3) net worth, as defined in the financial covenants.

NOTE 5 - Shareholders’ Equity and Stock Options

Share Repurchase Program and Treasury Shares Held (Common Stock)

At December 31, 2005, the Company held 17,503,371 shares in treasury. As of December 31, 2005, $96,343 remained authorized for future share repurchases.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2005, 2004 and 2003.

Through May 7, 2005, the Company’s catastrophe reinsurance program was augmented by a $75,000 equity put and reinsurance agreement. The equity put provided an option to sell shares of the Company’s convertible preferred stock with a floating rate dividend at a pre-negotiated price in the event losses from catastrophes exceeded the catastrophe reinsurance program coverage limit. Before tax benefits, the equity put provided a source of capital for up to $115,000 of catastrophe losses above the reinsurance coverage limit. The agreement contained certain conditions to Horace Mann’s exercise of the equity put option. Fees related to this equity put option were charged directly to additional paid-in capital.

In connection with the equity put described in the preceding paragraph, the Board of Directors has designated a series of preferred stock. The Series so designated is Series A Cumulative Convertible Preferred Stock (the “Series A Stock”) and 100,000 shares have been assigned to this series. None of these shares are currently issued or outstanding. The Series A Stock is dividend paying, at a floating rate which varies with movements in the London Interbank Offered Rate and with changes in the risk rating of the Series A Stock as determined by Standard & Poor’s Corporation. The Series A Stock does not require any sinking fund or similar mechanism regarding payment of such dividends. Beginning on the fourth anniversary of the issuance of Series A Stock, the holders thereof have the right to demand conversion of the Series A Stock into common stock of the Company at a conversion rate based on then prevailing market prices for the common stock; however, upon receipt of a conversion demand, the Company has the right to redeem the Series A Stock prior to such conversion. The Series A Stock has liquidation rights which place the Series A Stock ahead of the common stock in priority. The Series A Stock has no voting rights other than the requirement that the Series A Stock approve any changes in the Series A Stock, the creation of any other class of stock on a par with or superior to the Series A Stock and certain extraordinary transactions such as certain mergers involving the Company.

NOTE 5 - Shareholders’ Equity and Stock Options-(Continued)

Director Stock Plan

In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan (“Director Stock Plan”) for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company’s common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2005, 2004 and 2003, 191,521, 159,005 and 147,529 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

Employee Stock Plan

In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees (“Employee Stock Plan”). Shares of the Company’s common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2005, 2004 and 2003, 146,218, 25,310 and 27,231 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future.

Stock Options and Restricted Common Stock Units

The shareholders of HMEC approved the 1991 Stock Incentive Plan (the “1991 Plan”), the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2002 Incentive Compensation Plan and the Amended and Restated 2002 Incentive Compensation Plan (together, the “2002 Plan”) and reserved a total of 9,000,000 shares of common stock for issuance under these plans. Under the 1991 Plan, the 2001 Plan and the 2002 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options are exercisable in installments generally beginning in the first year from the date of grant and generally expiring 7 to 10 years from the date of grant.

Beginning in 2005, restricted common stock units were issued under the 2002 Plan. As of December 31, 2005, 190,157 units were outstanding representing an equal number of common shares to be issued in the future.

NOTE 5 - Shareholders’ Equity and Stock Options-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2002	$19.66	$11.12-$33.87	4,549,420	1,953,564	2,179,732

Granted	$13.95	$13.88-$15.33	593,700	153,841	(593,700)
Vested	$18.80	$14.78-$33.87	—	852,582	—
Expired	$15.15	$15.15	(96,750)	(96,750)	96,750
Forfeited	$20.51	$13.88-$33.87	(376,400)	(376,400)	376,400

At December 31, 2003	$18.96	$11.12-$33.87	4,669,970	2,486,837	2,059,182

Granted	$17.32	$15.28-$18.86	28,600	6,350	(28,600)
Vested	$18.35	$13.88-$21.77	—	2,190,383	—
Exercised	$14.02	$11.12-$17.56	(104,192)	(104,192)	—
Forfeited	$19.72	$13.88-$33.87	(375,224)	(375,224)	375,224

At December 31, 2004	$19.01	$13.88-$33.87	4,219,154	4,204,154	2,405,806

Granted	$18.77	$17.00-$19.04	555,750	11,000	(555,750)
Vested	$18.58	$16.96-$18.86	—	20,650	—
Exercised	$15.04	$13.88-$18.86	(124,624)	(124,624)	—
Forfeited	$20.37	$13.88-$33.87	(121,230)	(121,230)	121,230

At December 31, 2005	$19.05	$13.88-$33.87	4,529,050	3,989,950	1,971,286 *

*	Common stock shares issuable for the 190,157 restricted common stock units awarded in 2005 and outstanding at December 31, 2005 would also draw on this available for grant balance. The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares.

The weighted average grant date fair values were $3.75, $4.35 and $3.98 for options granted in 2005, 2004 and 2003, respectively. The weighted average prices of vested and exercisable options as of December 31, 2004 and 2003 were $19.01 and $19.49, respectively. For options outstanding at December 31, 2005, information segregated by ranges of exercise prices was as follows:

				Vested and Exercisable Options
	Weighted Average Option Price per Share	Range of Option Prices per Share	Total Options Outstanding	Options	Weighted Average Option Price per Share	Weighted Average Life
At December 31, 2005
	$18.35	$13.88-$20.80	4,102,300	3,563,200	$18.29	5.5 years
	$22.77	$21.64-$29.21	311,050	311,050	$22.77	4.0 years
	$33.87	$33.87	115,700	115,700	$33.87	2.3 years

Total	$19.05	$13.88-$33.87	4,529,050	3,989,950	$19.09	5.3 years

NOTE 6 - Income Taxes

The federal income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Federal income tax (asset) liability
Current	$(17,059)	$(1,761)
Deferred	28,316	25,882

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that give rise to the deferred tax balances at December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Deferred tax assets
Discounting of unpaid claims and claim expenses tax reserves	$9,443	$9,830
Life insurance future policy benefit reserve revaluation	5,155	25,786
Unearned premium reserve reduction	13,545	13,730
Postretirement benefits other than pension	10,007	10,193
Unutilized net operating loss carryforward	13,749	19,829
Alternative minimum tax credit carryforward	2,611	—
Unutilized capital loss carryforward	1,354	4,519
Impaired securities	1,625	2,119
Other comprehensive income – minimum pension liability	7,700	8,073
Compensation accruals	4,667	4,482

Total gross deferred tax assets	69,856	98,561

Deferred tax liabilities
Other comprehensive income – unrealized gains on securities	16,834	49,897
Intangible assets	8,555	10,020
Deferred policy acquisition costs	70,796	62,407
Other, net	1,987	2,119

Total gross deferred tax liabilities	98,172	124,443

Net deferred tax liability	$28,316	$25,882

Based on the Company’s historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

At December 31, 2005, the Company had available the following loss carryforwards and credits:

Type	Amount	Expiration Year(s)
Operating loss carryforwards (pretax)	$39,284	2023-2024
Capital loss carryforwards (pretax)	3,870	2007-2010
Alternative minimum tax credits	2,611	None

NOTE 6 - Income Taxes-(Continued)

The components of federal income tax expense (benefit) were as follows:

	Year Ended December 31,
	2005	2004	2003
Current	$(16,212)	$(500)	$7,106
Deferred	32,983	13,944	(6,902)

Total tax expense	$16,771	$13,444	$204

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2005	2004	2003
Expected federal tax on income	$32,916	$24,415	$6,713
Add (deduct) tax effects of:
Tax-exempt interest	(6,258)	(6,214)	(5,027)
Dividend received deduction	(1,275)	(1,667)	(1,918)
Resolution of contingent tax liabilities	(9,176)	—	—
Other, net	564	(3,090)	436

Income tax expense provided on income	$16,771	$13,444	$204

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service audit. These liabilities are reevaluated routinely and are adjusted appropriately, based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At December 31, 2005, the Company had federal income tax returns for the 2002 through 2004 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $3,405 of contingent tax liabilities related to those open tax years.

In 2005, the Company recorded reductions in federal income tax expense of $9,176 due to favorable resolution of contingent tax liabilities ($5,567 in the corporate and other segment and $3,609 in the annuity segment) and recorded $1,394 of pretax income representing interest on federal income tax refunds received ($937 in the annuity segment and $457 in the other segments). In April 2005, the Company received refunds for tax years 1996 through 2001 from the IRS totaling $8,087, an amount consistent with the Company’s tax refund accruals related to those years. As a result of the receipt of IRS refunds for tax years 1996 and 1997, which were then deemed to be closed, the contingent tax liability related to those two years was eliminated, which resulted in a decrease in federal income tax expense of $2,734 in the second quarter of 2005. The remaining refunds received related to tax years 1998 through 2001, which were deemed to be closed on September 15, 2005, resulting in an additional reduction in the contingent tax liability related to those four years of $6,442 that was recorded in the third quarter of 2005.

NOTE 7 - Fair Value of Financial Instruments

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

Long-term Debt - The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

The carrying amounts and fair values of financial instruments at December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments
Fixed maturities	$3,703,302	$3,703,302	$3,541,255	$3,541,255
Short-term and other investments	100,195	103,739	115,835	118,969
Short-term investments, loaned securities collateral	192,995	192,995	142	142

Total investments	3,996,492	4,000,036	3,657,232	3,660,366
Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	84,089	78,535	85,594	83,685
Annuity contract liabilities	1,818,997	1,649,439	1,688,075	1,529,588
Other policyholder funds	146,078	146,078	142,634	142,634
Short-term debt	—	—	25,000	25,000
Long-term debt	190,886	185,714	144,720	143,746

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited) December 31,
	2005	2004
Statutory capital and surplus of insurance subsidiaries	$500,256	$470,417
Increase (decrease) due to:
Deferred policy acquisition costs	233,630	209,576
Difference in policyholder reserves	30,259	(28,289)
Goodwill	47,396	47,396
Value of acquired insurance in force	16,322	21,522
Liability for postretirement benefits, other than pensions	(28,014)	(28,917)
Investment fair value adjustments on fixed maturities	48,017	142,001
Difference in investment reserves	43,475	36,555
Federal income tax liability	(63,093)	(60,035)
Minimum pension liability adjustment	(22,001)	(23,065)
Non-admitted assets and other, net	1,179	1,209
Shareholders’ deficit of parent company and non-insurance subsidiaries	(35,949)	(42,444)
Parent company short-term and long-term debt	(190,886)	(169,720)

Shareholders’ equity as reported herein	$580,591	$576,206

	(Unaudited)
	Year Ended December 31,
	2005	2004	2003
Statutory net income (loss) of insurance subsidiaries	$76,852	$55,617	$12,616
Net loss of non-insurance companies	(1,662)	(2,475)	(4,337)
Interest expense	(8,881)	(6,819)	(6,339)
Tax benefit of interest expense and other parent company current tax adjustments	8,666	7,626	(2,087)

Combined net income (loss)	74,975	53,949	(147)
Increase (decrease) due to:
Deferred policy acquisition costs	17,873	17,607	19,836
Policyholder benefits	(424,864)	41,448	126,999
Reserve adjustment on life reinsurance ceded	447,384	(10,000)	(118,813)
Federal income tax expense	(31,460)	(14,038)	5,101
Amortization of intangible assets	(5,141)	(5,990)	(5,027)
Investment reserves	3,482	834	6,446
Other adjustments, net	(4,976)	(27,497)	(15,420)

Net income as reported herein	$77,273	$56,313	$18,975

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

NOTE 8 - Statutory Surplus and Subsidiary Dividend Restrictions-(Continued)

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2006 without prior approval is approximately $74,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2005 and 2004, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

In the third quarter of 2005, a portion of the proceeds from the issuance of the Senior Notes due 2015 was utilized to make a capital contribution to HMEC’s primary life insurance subsidiary, Horace Mann Life Insurance Company, (“HMLIC”), to substantially offset the early recapture of the reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada, described below. This agreement was terminated effective July 1, 2005 for a minimal recapture fee. At the time of this Annual Report on Form 10-K, the Company has no financial reinsurance agreements in effect.

On December 31, 2003, HMLIC entered into a reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada (“SLACC”) which replaced the 2002 agreement with Sun Life Reinsurance Company Limited, a member of the Sun Life Financial Group. Under the terms of the December 31, 2003 agreement, which was written to be in place for a five year period, HMLIC ceded to SLACC, on a combination coinsurance and modified coinsurance basis, a 75% quota share of HMLIC’s in force interest-sensitive life block of business issued prior to January 1, 2002. SLACC assumed its proportional share of all risks attendant to the business reinsured such as mortality, persistency and investment risk, reducing HMLIC’s liabilities under statutory accounting principles to the extent of the ceded commission. The initial ceded commission received by HMLIC was $50,000 and resulted in a $32,500 after-tax increase in HMLIC’s statutory surplus. These transactions improved the statutory operating leverage and risk-based capital ratio of HMLIC in 2004, 2003 and 2002, but did not impact reported GAAP capitalization. The agreement provided that HMLIC could recapture the agreement without penalty after giving 30 days written notice.

NOTE 9 - Pension Plans and Other Postretirement Benefits

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

The Company’s policy with respect to funding the defined benefit plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined contribution, 401(k) and defined benefit plans, investments have been set aside in a trust fund. The supplemental retirement plans are unfunded, non-qualified plans.

Employees whose compensation exceeds the limits covered under the qualified plans participate in an unfunded, non-qualified defined contribution plan. The Company accrues an amount for each participant based on their compensation, years of service and account balance. Participants are 100% vested in this plan after 5 years of service.

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental plans was $14,647, $13,862 and $15,347 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Qualified Defined Contribution Plan, 401(k) Plan and Non-qualified Defined Contribution Plan

Pension benefits under the qualified defined contribution plan were fully funded. Contributions to employees’ accounts under this plan were expensed in the Company’s Consolidated Statements of Operations. Investments for this plan were set aside in a trust fund and none of the trust fund assets for the plan have been invested in shares of HMEC’s common stock.

The 401(k) plan was fully funded. Contributions to employees’ accounts under this plan were expensed in the Company’s Consolidated Statements of Operations. Investments for this plan were set aside through an annuity contract underwritten by the Company’s principal life insurance subsidiary. The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants. One of the variable return account options invests in shares of HMEC common stock.

The non-qualified defined contribution plan is an unfunded plan. Contributions to employees’ accounts under the non-qualified defined contribution plan are equal to cash payments to retirees for the period.

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2005	2004	2003
Qualified defined contribution plan:
Contributions to employees accounts	$6,205	$5,920	$5,818
Total assets at the end of the year	126,666	118,499	112,795
401(k) plan:
Contributions to employees accounts	3,758	3,574	3,705
Total assets at the end of the year	110,183	102,555	94,020
Non-qualified defined contribution plan:
Contributions to employees accounts	260	191	—
Total assets at the end of the year	—	—	—

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize both the funding status of the defined benefit and supplemental retirement pension plans and identify the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

	Defined Benefit Plan			Supplemental Retirement Plans
	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
Change in benefit obligation:
Projected benefit obligation at beginning of year	$49,504	$53,261	$50,402	$16,508	$15,126	$15,148
Service cost	—	—	—	(41)	(29)	416
Interest cost	2,642	2,916	3,258	917	964	971
Actuarial loss (gain)	1,592	(774)	8,569	363	1,462	(190)
Benefits paid	(1,597)	(1,594)	(2,022)	(1,293)	(1,015)	(1,219)
Settlements	(3,582)	(4,305)	(6,946)	—	—	—

Projected benefit obligation at end of year	$48,559	$49,504	$53,261	$16,454	$16,508	$15,126

Change in plan assets:
Fair value of plan assets at beginning of year	$34,884	$33,729	$28,105	$—	$—	$—
Actual return on plan assets	1,969	3,554	5,812	—	—	—
Employer contributions	4,514	3,500	8,780	1,293	1,015	1,219
Benefits paid	(1,597)	(1,594)	(2,022)	(1,293)	(1,015)	(1,219)
Settlements	(3,582)	(4,305)	(6,946)	—	—	—

Fair value of plan assets at end of year	$36,188	$34,884	$33,729	$—	$—	$—

Funded status	$(12,371)	$(14,620)	$(19,532)	$(16,454)	$(16,508)	$(15,126)
Unrecognized net actuarial loss	17,578	18,364	22,860	4,361	4,624	3,681

Prepaid (accrued) benefit cost included in the Consolidated Balance Sheets	5,207	3,744	3,328	(12,093)	(11,884)	(11,445)
Additional liability to recognize unfunded accumulated benefit obligation	(17,578)	(18,364)	(22,860)	(4,423)	(4,701)	(3,681)

Total benefit cost	$(12,371)	$(14,620)	$(19,532)	$(16,516)	$(16,585)	$(15,126)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$5,207	$3,744	$3,328	$(12,093)	$(11,884)	$(11,445)
Minimum liability	(17,578)	(18,364)	(22,860)	(4,423)	(4,701)	(3,681)
Accumulated other comprehensive income	17,578	18,364	22,860	4,423	4,701	3,681

Net amount recognized	$5,207	$3,744	$3,328	$(12,093)	$(11,884)	$(11,445)

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$48,559	$49,504	$53,261	$16,454	$16,508	$15,126
Accumulated benefit obligation	48,559	49,504	53,261	16,454	16,508	15,126
Fair value of plan assets	36,188	34,884	33,729	—	—	—

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The decreases in the Company’s 2005 and 2004 minimum pension liability for the defined contribution plan of $786 and $4,496, respectively, were primarily attributable to improvements in asset performance and decreases in settlements. These changes were recorded to a separate component of shareholders’ equity.

	Defined Benefit Plan			Supplemental Retirement Plans
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Components of net periodic pension (income) expense:
Service cost	$—	$—	$—	$(41)	$(29)	$416
Interest cost	2,642	2,916	3,258	917	964	971
Expected return on plan assets	(2,504)	(2,730)	(2,490)	—	—	—
Recognized net actuarial loss	1,616	1,217	1,675	626	519	265
Settlement loss	1,297	1,682	3,104	—	—	—

Net periodic pension expense	$3,051	$3,085	$5,547	$1,502	$1,454	$1,652

Weighted-average assumptions used to determine expense:
Discount rate	5.75%	6.25%	6.38%	5.75%	6.25%	6.75%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

The allocation by asset category of the Company’s defined benefit pension plan assets at December 31, 2005, 2004 and 2003 (the measurement dates) were as follows:

	December 31,
	2005	2004	2003
Asset category
Equity securities (1)	69.0%	67.8%	71.3%
Debt securities	29.8	29.2	26.7
Cash and short-term investments	1.2	3.0	2.0

Total	100.0%	100.0%	100.0%

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

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

The Company expects to contribute $7,000 to the defined benefit plan and $1,057 to the supplemental retirement plans in 2006.

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

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2005, 2004 and 2003 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2005	2004	2003
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$32,314	$30,237	$37,087
Changes during fiscal year
Service cost	81	102	248
Interest cost	1,507	1,803	1,972
Plan amendments	—	—	(3,947)
Benefits paid	(1,773)	(2,229)	(2,301)
Actuarial (gain) loss	(8,765)	2,401	(2,822)

Accumulated postretirement benefit obligation at end of year	$23,364	$32,314	$30,237

Unfunded status	$(23,364)	$(32,314)	$(30,237)
Unrecognized prior service cost	(2,152)	(2,870)	(3,588)
Unrecognized net (gain) loss from past experience different from that assumed	(2,498)	6,267	3,954

Accrued postretirement benefit cost	$(28,014)	$(28,917)	$(29,871)

	Year Ended December 31,
	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$81	$102	$248
Interest cost	1,507	1,803	1,972
Amortization of prior service cost	(718)	(718)	(359)
Amortization of prior losses	—	88	58

Net periodic benefit cost	$870	$1,275	$1,919

The Company expects to contribute $2,072 to the postretirement benefit plan in 2006.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

	December 31,
	2005	2004	2003
Accumulated postretirement benefit obligation
Effect of a one percentage point increase	$231	$879	$799
Effect of a one percentage point decrease	(200)	(783)	(710)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$39	$48	$54
Effect of a one percentage point decrease	(35)	(43)	(48)

Weighted average assumptions used to determine benefit obligation as of December 31:
Discount rate	5.50%	5.75%	6.25%
Healthcare cost trend rate	11.00%	12.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2012	2012	2009
Expected return on plan assets	*	*	*

Weighed-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.75%	6.25%	6.25%
Healthcare cost trend rate	12.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2012	2009	2009
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates at December 31, 2005 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including Moody’s Aa long-term bond index.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, providing guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company has determined that the retiree prescription drug benefits provided by the plan are actuarially equivalent to the Medicare Part D benefit under the Act, and is thus eligible for the federal retiree drug subsidy beginning in 2006. As a result, the Company’s accumulated postretirement benefit obligation and net periodic cost for 2005 were reduced by $5,967 and $101, respectively.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Estimated Future Benefit Payments (Receipts)

The Company’s defined benefit and supplemental defined benefit plans are subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for these plans. Therefore, actual results could vary from the estimates below. Estimated future benefit payments and subsidy receipts at December 31, 2005 are as follows:

	2006	2007	2008	2009	2010	2011-2015
Pension plans:
Defined benefit plan	$7,261	$4,694	$4,461	$4,081	$4,108	$17,911
Supplemental retirement plans	1,057	1,209	1,216	1,221	1,223	6,156
Postretirement benefits	2,072	2,131	2,239	2,303	2,362	11,907
Anticipated Medicare Part D subsidy	(259)	(296)	(337)	(383)	(424)	(2,803)

NOTE 10 - Catastrophes and Reinsurance

In the normal course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the U.S. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and fires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits, the purchase of catastrophe reinsurance, and, prior to May 7, 2005, the purchase of a catastrophe-linked equity put option and reinsurance agreement, described below.

The Company’s net catastrophe losses incurred of approximately $59,293 for the year ended December 31, 2005 primarily reflected losses from Hurricane Katrina, Hurricane Rita, Minnesota storms, Hurricane Dennis and Hurricane Wilma which totaled $52,025. The Company’s net catastrophe losses incurred of approximately $70,460 for the year ended December 31, 2004 were at a record high level for the Company and primarily reflected losses from Hurricanes Charley, Frances, Ivan and Jeanne, which totaled $64,196.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2005	2004
Reinsurance recoverables on reserves and unpaid claims
Life and health	$7,949	$7,274
Property and casualty
State insurance facilities	5,161	5,380
Other insurance companies	26,443	20,342

Total	$39,553	$32,996

NOTE 10 - Catastrophes and Reinsurance-(Continued)

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net
Year ended December 31, 2005
Premiums written and contract deposits	$997,852	$35,969	$10,759	$972,642
Premiums and contract charges earned	688,532	36,338	12,745	664,939
Benefits, claims and settlement expenses	516,363	85,781	12,135	442,717

Year ended December 31, 2004
Premiums written and contract deposits	1,010,816	31,445	18,985	998,356
Premiums and contract charges earned	686,732	31,518	19,490	674,704
Benefits, claims and settlement expenses	581,866	110,736	13,280	484,410

Year ended December 31, 2003
Premiums written and contract deposits	971,213	23,038	7,284	955,459
Premiums and contract charges earned	658,171	22,249	7,614	643,536
Benefits, claims and settlement expenses	523,205	8,342	4,115	518,978

Gross and ceded benefits, claims and settlement expenses for the year ended December 31, 2005 reflect the impact of property and casualty losses from Hurricane Katrina, Hurricane Rita, Minnesota storms, Hurricane Dennis and Hurricane Wilma. Gross and ceded benefits, claims and settlement expenses for the year ended December 31, 2004 reflect the impact of property and casualty losses from Hurricanes Charley, Frances, Ivan and Jeanne. Ceded premiums written and earned for the years ended December 31, 2005 and 2004 included approximately $10,000 and $5,000, respectively, of catastrophe reinsurance reinstatement premium.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2005. Past due reinsurance recoverables as of December 31, 2005 were not material.

The Company maintains an excess and catastrophe treaty reinsurance program. Effective January 1, 2005, the Company reinsured 95% of catastrophe losses above a retention of $10,000 per occurrence up to $80,000 per occurrence. The catastrophe treaty coverage consisted of four layers, each of which provided for one mandatory reinstatement. The four layers were $5,000 excess of $10,000, $10,000 excess of $15,000, $15,000 excess of $25,000 and $40,000 excess of $40,000. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above a retention of $13,200 up to $60,900 with the Florida Hurricane Catastrophe Fund (“FHCF”), based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1. Through May 7, 2005, these catastrophe reinsurance programs were augmented by a $75,000 equity put and reinsurance agreement, as further discussed below.

NOTE 10 - Catastrophes and Reinsurance-(Continued)

Effective May 7, 2002, the Company entered into a 36-month equity put and reinsurance agreement with a subsidiary of Swiss Reinsurance Company, which augmented the reinsurance programs above and provided a source of up to $75,000 of contingent capital for catastrophe losses above the Company’s reinsurance coverage limits. Due to relatively unfavorable pricing and terms, the Company elected not to renew this agreement on the May 7, 2005 expiration date. Management believes that the Company’s current catastrophe protection as well as other potential sources of capital would be sufficient in the event of excessive catastrophe losses.

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

NOTE 11 - Contingencies and Commitments

Lawsuits and Legal Proceedings

Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies.

There are various lawsuits and legal proceedings against the Company. Management and legal counsel are of the opinion that the ultimate disposition of such litigation will have no material adverse effect on the Company’s financial position.

Assessments for Insolvencies of Unaffiliated Insurance Companies

The Company is also contingently liable for possible assessments under regulatory requirements pertaining to potential insolvencies of unaffiliated insurance companies. Liabilities, which are established based upon regulatory guidance, have generally been insignificant.

NOTE 11 - Contingencies and Commitments-(Continued)

Leases

The Company has entered into various operating lease agreements, primarily for real estate (agency and claims offices across the country and portions of the home office complex) and also for computer equipment. Rental expenses were $10,766, $9,754 and $9,536 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2005 are as follows:

	Year Ended December 31, 2005
	2006	2007	2008	2009	2010	2011-2015
Minimum operating lease payments	$4,473	$2,402	$664	$158	$80	—

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net income	$77,273	$56,313	$18,975
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(9,841)	(12,197)	(25,487)
Depreciation and amortization	10,243	11,046	11,082
Increase in insurance liabilities	92,426	122,360	151,928
(Increase) decrease in premium receivables	3,648	(2,404)	634
Increase in deferred policy acquisition costs	(24,054)	(15,873)	(19,835)
(Increase) decrease in reinsurance recoverable	(7,098)	949	1,110
Increase (decrease) in federal income tax liabilities	18,058	10,596	(18,791)
Decrease in liabilities for restructuring and litigation charges	(516)	(286)	(3,101)
Other	5,027	(3,226)	5,319

Total adjustments	87,893	110,965	102,859

Net cash provided by operating activities	$165,166	$167,278	$121,834

The Company’s repurchases of debt in 2005 resulted in non-cash financing charges of $30.

NOTE 13 - Segment Information

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

The accounting policies of the segments are the same as those described in “Note 1 — Summary of Significant Accounting Policies”. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the corporate and other segment to the property and casualty, annuity and life segments, on a direct cost basis.

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2005	2004	2003
Insurance premiums and contract charges earned
Property and casualty	$549,587	$561,287	$533,761
Annuity	17,904	16,708	14,588
Life	97,448	96,709	96,004
Intersegment eliminations	—	—	(817)

Total	$664,939	$674,704	$643,536

Net investment income
Property and casualty	$33,236	$33,793	$31,892
Annuity	112,908	109,393	104,380
Life	49,334	49,490	49,605
Corporate and other	287	(80)	10
Intersegment eliminations	(1,133)	(1,148)	(1,162)

Total	$194,632	$191,448	$184,725

Net income (loss)
Property and casualty	$45,026	$27,587	$(17,805)
Annuity	15,081	12,646	14,353
Life	13,403	14,751	13,431
Corporate and other	3,763	1,329	8,996

Total	$77,273	$56,313	$18,975

	December 31,
	2005	2004	2003
Assets
Property and casualty	$895,467	$870,627	$782,705
Annuity	3,809,648	3,489,688	3,160,704
Life	1,080,451	962,564	946,131
Corporate and other	79,813	94,513	93,047
Intersegment eliminations	(24,772)	(45,490)	(29,372)

Total	$5,840,607	$5,371,902	$4,953,215

NOTE 13 - Segment Information-(Continued)

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2005	2004	2003
Amortization of deferred policy acquisition costs
Property and casualty	$57,202	$56,141	$56,904
Annuity	6,340	4,364	767
Life	7,921	9,496	7,491
Intersegment eliminations	—	—	(817)

Total	$71,463	$70,001	$64,345

Amortization of intangible assets
Value of acquired insurance in force
Annuity	$3,681	$4,453	$3,402
Life	1,460	1,537	1,625

Total	$5,141	$5,990	$5,027

Income tax expense (benefit)
Property and casualty	$12,996	$1,879	$(17,367)
Annuity	1,201	3,686	5,413
Life	8,926	7,282	7,343
Corporate and other	(6,352)	597	4,815

Total	$16,771	$13,444	$204

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2005
Insurance premiums written and contract deposits	$242,717	$248,873	$247,302	$233,750
Total revenues	220,447	207,386	220,951	220,628
Net income	16,097	1,021	33,507	26,648
Per share information
Basic
Net income	$0.37	$0.02	$0.78	$0.62
Shares of common stock - weighted average (a)	42,965	42,933	42,886	42,865
Diluted
Net income	$0.35	$0.02	$0.72	$0.57
Shares of common stock and equivalent shares - weighted average (a)	47,988	43,686	47,832	47,643

2004
Insurance premiums written and contract deposits	$241,946	$255,558	$256,034	$244,818
Total revenues	223,855	217,890	215,163	221,441
Net income (loss)	28,329	(12,644)	18,937	21,691
Per share information
Basic
Net income (loss)	$0.66	$(0.30)	$0.44	$0.51
Shares of common stock - weighted average (a)	42,821	42,773	42,732	42,722
Diluted
Net income (loss)	$0.61	$(0.30)	$0.41	$0.47
Shares of common stock and equivalent shares - weighted average (a)	47,474	42,773	47,311	47,277

2003
Insurance premiums written and contract deposits	$249,723	$251,436	$234,760	$219,540
Total revenues	232,436	211,014	209,207	201,091
Net income (loss)	23,059	(14,266)	2,083	8,099
Per share information
Basic
Net income (loss)	$0.54	$(0.34)	$0.05	$0.19
Shares of common stock - weighted average (a)	42,722	42,722	42,707	42,700
Diluted
Net income (loss)	$0.50	$(0.34)	$0.05	$0.19
Shares of common stock and equivalent shares - weighted average (a)	47,243	42,933	42,901	47,212

(a)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2005

(Dollars in thousands)

Type of Investments	Cost(1)	Fair Value	Amount shown in Balance Sheet
Fixed maturities:
U.S. Government and federally sponsored agency obligations	$973,681	$962,404	$962,404
States, municipalities and political subdivisions	571,172	576,815	576,815
Foreign government bonds	29,767	31,260	31,260
Public utilities	172,792	178,101	178,101
Other corporate bonds	1,907,872	1,954,722	1,954,722

Total fixed maturity securities	3,655,284	$3,703,302	3,703,302

Mortgage loans	3,612	XXX	3,612
Short-term investments	8,576	XXX	8,576
Short-term investments, loaned securities collateral	192,995	XXX	192,995
Policy loans and other	87,931	XXX	88,007

Total investments	$3,948,398	XXX	$3,996,492

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2005 and 2004

(Dollars in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Investments and cash	$177	$184
Investment in subsidiaries	722,470	716,300
Other assets	51,105	51,112

Total assets	$773,752	$767,596

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$—	$25,000
Long-term debt	190,886	144,720
Other liabilities	2,275	21,670

Total liabilities	193,161	191,390

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2005, 60,475,399; 2004, 60,350,014	60	60
Additional paid-in capital	345,251	343,178
Retained earnings	553,712	494,665
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	28,446	85,872
Minimum pension liability adjustment	(14,301)	(14,992)
Treasury stock, at cost, 2005 and 2004, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	580,591	576,206

Total liabilities and shareholders’ equity	$773,752	$767,596

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Revenues
Net investment income	$288	$(76)	$19
Realized investment gains (losses)	—	(237)	62

Total revenues	288	(313)	81

Expenses
Interest	8,881	6,819	6,339
Other	2,872	2,834	4,629

Total expenses	11,753	9,653	10,968

Loss before income taxes and equity in net earnings of subsidiaries	(11,465)	(9,966)	(10,887)
Income tax benefit	(3,890)	(3,358)	(4,131)

Loss before equity in net earnings of subsidiaries	(7,575)	(6,608)	(6,756)
Equity in net earnings of subsidiaries	84,848	62,921	25,731

Net income	$77,273	$56,313	$18,975

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows – operating activities
Interest expense paid	$(8,275)	$(5,955)	$(5,454)
Contribution to defined benefit pension plan trust fund	(4,514)	(3,500)	(8,780)
Federal income taxes recovered	4,095	7,153	6,344
Cash dividends received from subsidiaries	23,000	11,900	23,300
Other, net	21,666	786	2,534

Net cash provided by operating activities	35,972	10,384	17,944

Cash flows - investing activities
Net (increase) decrease in investments	7	6,635	(3,368)
Capital contributions to subsidiaries	(21,000)	—	(27,500)

Net cash provided by (used in) investing activities	(20,993)	6,635	(30,868)

Cash flows - financing activities
Dividends paid to shareholders	(18,226)	(17,978)	(17,953)
Principal borrowings (payments) on Bank Credit Facility	(25,000)	—	25,000
Exercise of stock options	2,055	1,592	—
Catastrophe-linked equity put option premium	—	(1,125)	(1,088)
Proceeds from issuance of Senior Notes due 2015	74,245	—	—
Repurchase of Senior Notes due 2006	(29,077)	—	—
Change in bank overdrafts	(18,976)	492	6,965

Net cash provided by (used in) financing activities	(14,979)	(17,019)	12,924

Net decrease in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

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

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

Segment	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
									Current year	Prior years
Year Ended December 31, 2005
Property and casualty	$20,962	$342,662	$0	$193,506	$—	$549,587	$33,236	$398,022	$411,122	$(13,100)	$57,202	$69,576	$396,243	$546,949
Annuity	116,311	1,821,828	xxx	—	139,880	17,904	112,908	82,292	xxx	xxx	6,340	25,898	xxx	xxx
Life	96,357	805,973	xxx	8,088	6,198	97,448	49,334	78,264	xxx	xxx	7,921	38,268	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(846)	—	xxx	xxx	—	11,585	xxx	xxx

Total	$233,630	$2,970,463	xxx	$201,594	$146,078	$664,939	$194,632	$558,578	xxx	xxx	$71,463	$145,327	xxx	xxx

Year Ended December 31, 2004
Property and casualty	$19,655	$335,000	$0	$196,144	$—	$561,287	$33,793	$439,266	$435,451	$3,815	$56,141	$70,208	$413,680	$562,327
Annuity	95,986	1,690,580	xxx	—	135,678	16,708	109,393	76,876	xxx	xxx	4,364	28,529	xxx	xxx
Life	93,935	780,282	xxx	8,562	6,956	96,709	49,490	76,936	xxx	xxx	9,496	37,733	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(1,228)	—	xxx	xxx	—	9,043	xxx	xxx

Total	$209,576	$2,805,862	xxx	$204,706	$142,634	$674,704	$191,448	$593,078	xxx	xxx	$70,001	$145,513	xxx	xxx

Year Ended December 31, 2003
Property and casualty	$19,022	$304,307	$0	$190,204	$—	$533,761	$31,892	$472,843	$416,473	$56,370	$56,904	$71,078	$420,156	$546,510
Annuity	80,469	1,528,516	xxx	—	122,104	14,588	104,380	72,076	xxx	xxx	767	26,359	xxx	xxx
Life	94,212	755,216	xxx	8,787	7,784	96,004	49,605	77,029	xxx	xxx	7,491	40,313	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	(817)	(1,152)	—	xxx	xxx	(817)	10,526	xxx	xxx

Total	$193,703	$2,588,039	xxx	$198,991	$129,888	$643,536	$184,725	$621,948	xxx	xxx	$64,345	$148,276	xxx	xxx

N/A    Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net	Percentage of Amount Assumed to Net
Year ended December 31, 2005
Life insurance in force	$13,142,164	$1,553,610	—	$11,588,554	—
Premiums
Property and casualty	$568,274	$31,432	$12,745	$549,587	2.3%
Annuity	17,904	—	—	17,904	—
Life	102,354	4,906	—	97,448	—
Other, including consolidating eliminations	—	—	—	—	—

Total premiums	$688,532	$36,338	$12,745	$664,939	1.9%

Year ended December 31, 2004
Life insurance in force	$13,223,226	$1,428,621	—	$11,794,605	—
Premiums
Property and casualty	$567,923	$26,126	$19,490	$561,287	3.5%
Annuity	16,708	—	—	16,708	—
Life	102,101	5,392	—	96,709	—
Other, including consolidating eliminations	—	—	—	—	—

Total premiums	$686,732	$31,518	$19,490	$674,704	2.9%

Year ended December 31, 2003
Life insurance in force	$13,263,273	$1,333,005	—	$11,930,268	—
Premiums
Property and casualty	$542,500	$16,353	$7,614	$533,761	1.4%
Annuity	14,588	—	—	14,588	—
Life	101,900	5,896	—	96,004	—
Other, including consolidating eliminations	(817)	—	—	(817)	—

Total premiums	$658,171	$22,249	$7,614	$643,536	1.2%

NOTE: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2005

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2005. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description
(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC’s 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit 4.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	4.1(a)	Form of 1.425% Senior Convertible Notes Due 2032 (included in Exhibit 4.1).

	4.2	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, with regard to HMEC’s 6.05% Senior Notes Due 2015, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.2(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.2(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.2(a)).

	4.3	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock.

Exhibit No.		Description
(10)	Material contracts:

	10.1	Credit Agreement dated as of May 31, 2005 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent (the “Agent”), incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.1(a)	First Amendment to Credit Agreement dated as of August 19, 2005 among HMEC, certain financial institutions named therein and the Agent, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.

	10.2*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

	10.3*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.		Description
	10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(c)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

	10.6(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

	10.6(f)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan.

	10.6(g)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

Exhibit No.		Description
	10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Summary of HMEC Non-Employee Director Compensation.

	10.11*	Summary of HMEC Named Executive Officer Annualized Salary.

	10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 9, 2005.

	10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

	10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

	10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.15*	Letter of Employment between HMSC and Frank D’Ambra III effective February 1, 2005, incorporated by reference to Exhibit 10.15 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

Exhibit No.		Description
(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.