Form 10-Q
period 2006-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2006-05-10
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act. Yes  ☐    No  ☒

As of April 30, 2006, 42,999,589 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 9, 2006

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2006, $3,333,699; 2005, $3,466,276)	$3,310,221	$3,513,451
Fixed maturity securities on loan (amortized cost 2006, $361,612; 2005, $189,008)	355,830	189,851

Total fixed maturities	3,666,051	3,703,302
Short-term and other investments	105,113	100,195
Short-term investments, loaned securities collateral	366,183	192,995

Total investments	4,137,347	3,996,492
Accrued investment income and premiums receivable	99,968	103,141
Deferred policy acquisition costs	242,763	233,630
Goodwill	47,396	47,396
Value of acquired insurance in force	15,134	16,322
Other assets	84,581	109,936
Separate Account (variable annuity) assets	1,401,046	1,333,690

Total assets	$6,028,235	$5,840,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,844,375	$1,818,997
Interest-sensitive life contract liabilities	623,541	617,708
Unpaid claims and claim expenses	336,319	350,761
Future policy benefits	183,605	182,997
Unearned premiums	193,136	201,594

Total policy liabilities	3,180,976	3,172,057
Other policyholder funds	146,402	146,078
Liability for securities lending agreements	365,906	191,870
Other liabilities	193,373	225,435
Short-term debt	67,000	—
Long-term debt	119,532	190,886
Separate Account (variable annuity) liabilities	1,401,046	1,333,690

Total liabilities	5,474,235	5,260,016

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2006, 60,502,960; 2005, 60,475,399	61	60
Additional paid-in capital	345,704	345,251
Retained earnings	572,384	553,712
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on fixed maturities and equity securities	(17,271)	28,446
Minimum pension liability adjustment	(14,301)	(14,301)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	554,000	580,591

Total liabilities and shareholders’ equity	$6,028,235	$5,840,607

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues
Insurance premiums and contract charges earned	$162,415	$168,318
Net investment income	50,227	47,560
Net realized investment gains	2,813	4,750

Total revenues	215,455	220,628

Benefits, losses and expenses
Benefits, claims and settlement expenses	100,357	103,004
Interest credited	29,792	28,080
Policy acquisition expenses amortized	17,647	18,281
Operating expenses	31,027	30,290
Amortization of intangible assets	1,549	1,772
Interest expense	2,189	1,773

Total benefits, losses and expenses	182,561	183,200

Income before income taxes	32,894	37,428
Income tax expense	9,648	10,780

Net income	$23,246	$26,648

Net income per share
Basic	$0.54	$0.62

Diluted	$0.50	$0.57

Weighted average number of shares and equivalent shares (in thousands)
Basic	42,987	42,865
Diluted	47,814	47,643
Comprehensive income (loss)
Net income	$23,246	$26,648
Other comprehensive loss, net of taxes:
Change in net unrealized gains (losses) on fixed maturities and equity securities	(45,717)	(40,991)
Change in minimum pension liability adjustment	—	—

Other comprehensive loss	(45,717)	(40,991)

Total	$(22,471)	$(14,343)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Common stock
Beginning balance	$60	$60
Options exercised, 2006, 26,800 shares; 2005, 30,924 shares	1	—
Conversion of Director Stock Plan units, 2006, 761 shares; 2005, 761 shares	—	—

Ending balance	61	60

Additional paid-in capital
Beginning balance	345,251	343,178
Options exercised and conversion of Director Stock Plan units	453	526

Ending balance	345,704	343,704

Retained earnings
Beginning balance	553,712	494,665
Net income	23,246	26,648
Cash dividends, $0.105 per share	(4,574)	(4,504)

Ending balance	572,384	516,809

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	14,145	70,880
Change in net unrealized gains (losses) on fixed maturities and equity securities	(45,717)	(40,991)
Change in minimum pension liability adjustment	—	—

Ending balance	(31,572)	29,889

Treasury stock, at cost
Beginning and ending balance, 2006 and 2005, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$554,000	$557,885

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows - operating activities
Premiums collected	$161,851	$173,752
Policyholder benefits paid	(104,445)	(104,590)
Policy acquisition and other operating expenses paid	(56,732)	(58,190)
Federal income taxes recovered (paid)	—	—
Investment income collected	51,561	47,104
Interest expense paid	(784)	(1,181)
Other	3,272	3,688

Net cash provided by operating activities	54,723	60,583

Cash flows - investing activities
Fixed maturities
Purchases	(265,608)	(256,932)
Sales	160,027	146,207
Maturities	67,663	55,762
Net cash provided by (used in) short-term and other investments	(4,083)	11,438

Net cash used in investing activities	(42,001)	(43,525)

Cash flows - financing activities
Dividends paid to shareholders	(4,574)	(4,504)
Principal borrowings from Bank Credit Facility	67,000	—
Exercise of stock options	435	508
Repurchase of Senior Convertible Notes	(65,880)	—
Annuity contracts, variable and fixed
Deposits	77,151	77,492
Benefits and withdrawals	(36,603)	(31,017)
Net transfer to Separate Account (variable annuity) assets	(31,182)	(32,595)
Net decrease in life policy account balances	(1,406)	(1,271)
Change in bank overdrafts	(17,663)	(25,671)

Net cash used in financing activities	(12,722)	(17,058)

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2006 and 2005

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of March 31, 2006, the consolidated results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2006 and 2005. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

It is suggested that these financial statements be read in conjunction with the financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the March 31, 2006 presentation.

Note 2 - Share-Based Compensation

The shareholders of HMEC approved the 1991 Stock Incentive Plan (the “1991 Plan”), the 2001 Stock Incentive Plan (the “2001 Plan”) and the 2002 Incentive Compensation Plan and the Amended and Restated 2002 Incentive Compensation Plan (together, the “2002 Plan”) and reserved a total of 9,000,000 shares of common stock for issuance under these plans. Under the 1991 Plan, the 2001 Plan and the 2002 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options become exercisable in installments based on service generally beginning in the first year from the date of grant and generally become fully vested 4 to 5 years from the date of grant. The options generally expire 7 to 10 years from the date of grant. The exercise price of the option is equal to the market price of the Company’s common stock on the date of grant resulting in an intrinsic value of $0. Shares issued upon exercise of options may be either new shares or treasury shares; however, the Company has historically issued new shares.

Beginning in 2005, restricted common stock units were issued under the 2002 Plan. As of March 31, 2006 and December 31, 2005, 238,096 and 190,157 restricted common stock units, respectively, were outstanding representing an equal number of common shares to be issued in the future.

Prior to January 1, 2006, the Company accounted for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognized no compensation expense for the stock option grants which had an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0.

Effective January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which requires companies to recognize compensation cost for share-based compensation plans, determined based on the fair value at the grant dates. The Company adopted SFAS No. 123(R) using the modified prospective method.

Note 2 - Share-Based Compensation-(Continued)

Net income and net income per share recognizing the compensation cost of share-based compensation plans were as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)
As reported	$23,246	$26,648
Add: Share-based compensation expense, after tax, included in reported net income	164	—
Deduct: Share-based compensation expense, after tax, determined under the fair value based method for all awards (1)(2)	164	20

Adjusted (2)	$23,246	$26,628

Net income (loss) per share – basic
As reported	$0.54	$0.62
Adjusted (2)	$0.54	$0.62
Net income (loss) per share – diluted
As reported	$0.50	$0.57
Adjusted (2)	$0.50	$0.57

(1)	There were no options granted in the three months ended March 31, 2006. The fair market value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.6%; expected dividend yield of 2.2%; expected life of 5.3 years; and expected volatility of 30.5%, resulting in a weighted average fair value of $5.43. Total unrecognized compensation expense relating to the nonvested options outstanding as of March 31, 2006 was approximately $2,000, which will be recognized over the remainder of the vesting period currently scheduled to be completed in March 2009. The three-month expense amounts represent one-fourth of the full year expense, reflecting options granted through March 31, 2006 and 2005, respectively, and vesting during the respective calendar years.
(2)	For 2005, this represents the pro forma result as if the Company had previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation.”

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2005	$19.05	$13.88-$33.87	4,546,050	4,006,950	1,954,286
Vested	$18.77	$17.47-$19.04	—	136,035	—
Exercised	$14.58	$13.88-$17.56	(26,800)	(26,800)	—
Forfeited	$17.89	$13.88-$23.31	(5,750)	(5,750)	5,750

At March 31, 2006	$19.06	$13.88-$33.87	4,513,500	4,110,435	1,960,036	*

*	Common stock shares issuable for the 238,096 restricted common stock units outstanding at March 31, 2006 would also draw on this available for grant balance. The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares.

Note 2 - Share-Based Compensation-(Continued)

For options outstanding at March 31, 2006, information segregated by ranges of exercise prices was as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Total Options Outstanding	Vested and Exercisable Options
				Options	Weighted Average Option Price per Share	Weighted Average Remaining Contractual Term
At March 31, 2006
	$18.36	$13.88-$20.80	4,087,250	3,684,185	$18.31	5.3 years
	$22.77	$21.64-$29.21	310,550	310,550	$22.77	3.7 years
	$33.87	$33.87	115,700	115,700	$33.87	2.1 years

Total	$19.06	$13.88-$33.87	4,513,500	4,110,435	$19.09	5.1 years

As of March 31, 2006, based on a closing stock price of $18.80 per share, the aggregate intrinsic (in-the-money) value of vested options and all options outstanding was approximately $4,200.

Note 3 - Debt and Subsequent Event

Indebtedness outstanding was as follows:

	March 31, 2006	December 31, 2005
Short-term debt:
Bank Credit Facility	$67,000	$—
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $94,268 and $244,500 less unaccrued discount of $49,491 and $128,362 (3.0% imputed rate)	44,777	116,138
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $245 and $252 (6.1% imputed rate)	74,755	74,748

Total	$186,532	$190,886

The Bank Credit Facility, 1.425% Senior Convertible Notes due 2032 (“Senior Convertible Notes”) and 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In March 2006, the Company repurchased $150,232 aggregate principal amount, $71,361 carrying value, of the outstanding Senior Convertible Notes, utilizing the Company’s Bank Credit Facility with $4,856 not yet settled at March 31, 2006 but recorded as a payable to broker. The aggregate cost of the repurchases was $70,736.

Note 3 - Debt and Subsequent Event-(Continued)

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75,000 aggregate principal amount of Senior Notes due 2015 and $125,000 aggregate principal amount of Senior Notes due 2016, described below, were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Report on Form 10-Q.

Debt Retirement Gain

The repurchases of the Senior Convertible Notes during the three months ended March 31, 2006 resulted in a pretax gain for the period of $117, which was reported as a component of interest expense for this period.

Subsequent Event

In April 2006, the Company repurchased an additional $5,715 aggregate principal amount, $2,715 carrying value, of the outstanding Senior Convertible Notes utilizing additional borrowings under the Company’s Bank Credit Facility.

On April 21, 2006, the Company issued $125,000 aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. The Senior Notes due 2016 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

$74,000 of the net proceeds were used to repay in full the $74,000 balance then outstanding on the Bank Credit Facility. Remaining net proceeds are anticipated by management to be used to further reduce corporate indebtedness and for general corporate purposes.

Note 4 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		March 31, 2006
Rating of Fixed Maturity Securities (1)	March 31, 2006	December 31, 2005	Fair Value (2)	Amortized Cost
AAA	44.3%	43.3%	$1,624,573	$1,650,540
AA	7.5	7.5	275,311	281,165
A	23.8	24.1	873,867	873,551
BBB	19.1	19.5	699,044	698,566
BB	1.7	2.0	63,198	63,077
B	3.4	3.4	125,099	124,738
CCC or lower	0.1	0.1	2,639	1,350
Not rated (3)	0.1	0.1	2,320	2,324

Total	100.0%	100.0%	$3,666,051	$3,695,311

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category is comprised of $2,320 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 99.2% of these private placement securities as investment grade.

Note 4 - Investments-(Continued)

The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. Estimated expected maturities consider broker dealer survey values and are verified for consistency with the interest rate and economic environments.

	Percent of Total		Fair Value
	March 31, 2006	December 31, 2005	March 31, 2006
Due in 1 year or less	6.9%	6.9%	$251,168
Due after 1 year through 5 years	29.4	27.8	1,081,454
Due after 5 years through 10 years	38.1	39.2	1,397,164
Due after 10 years through 20 years	9.5	9.7	346,464
Due after 20 years	16.1	16.4	589,801

Total	100.0%	100.0%	$3,666,051

The average option adjusted duration for the Company’s fixed maturity securities was 5.4 years at March 31, 2006 and 5.5 years at December 31, 2005.

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2006 and December 31, 2005, fixed maturities with a fair value of $355,830 and $189,851, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 5 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined benefit plan or a supplemental defined contribution plan or both. Additional information regarding the Company’s retirement plans is contained in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2006 and 2005.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Components of net periodic pension expense:
Service cost	$—	$—	$(10)	$(7)
Interest cost	579	625	304	229
Expected return on plan assets	(549)	(594)	—	—
Recognized net actuarial loss	351	380	205	156
Settlement loss	381	412	—	—

Net periodic pension expense	$762	$823	$499	$378

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company expects to contribute $7,000 to the defined benefit plan and $1,057 to the supplemental defined benefit plans in 2006, of which $280 was contributed to the supplemental defined benefit plans during the three months ended March 31, 2006.

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the eligibility requirements, and their eligible dependents. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Components of net periodic cost:
Service cost	$7	$22
Interest cost	146	449
Amortization of prior service cost	(59)	(180)
Recognized net actuarial loss	39	118

Net periodic benefit cost	$133	$409

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company expects to contribute $2,072 to the postretirement benefit plan in 2006, of which $325 was contributed during the three months ended March 31, 2006.

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

Three months ended March 31, 2006	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$234,663	$9,301	$1,667	$227,029
Premiums and contract charges earned	170,149	9,658	1,924	162,415
Benefits, claims and settlement expenses	105,713	6,593	1,237	100,357

Three months ended March 31, 2005
Premiums written and contract deposits	$238,093	$6,785	$2,442	$233,750
Premiums and contract charges earned	172,191	7,250	3,377	168,318
Benefits, claims and settlement expenses	103,609	3,119	2,514	103,004

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

	Three Months Ended March 31,
	2006	2005
Insurance premiums and contract charges earned
Property and casualty	$133,825	$140,265
Annuity	4,752	4,318
Life	23,838	23,735

Total	$162,415	$168,318

Net investment income
Property and casualty	$8,368	$8,023
Annuity	29,191	27,687
Life	12,887	12,153
Corporate and other	62	(19)
Intersegment eliminations	(281)	(284)

Total	$50,227	$47,560

Net income (loss)
Property and casualty	$16,269	$19,719
Annuity	3,849	2,424
Life	3,354	3,231
Corporate and other	(226)	1,274

Total	$23,246	$26,648

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$1,195	$1,400
Life	354	372

Total	$1,549	$1,772

	March 31, 2006	December 31, 2005
Assets
Property and casualty	$878,994	$895,467
Annuity	3,893,272	3,809,648
Life	1,206,503	1,080,451
Corporate and other	77,304	79,813
Intersegment eliminations	(27,838)	(24,772)

Total	$6,028,235	$5,840,607

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

For the three months ended March 31, 2006, the Company’s net income excluding realized investment gains and losses exceeded management’s expectations. Earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. The property and casualty combined ratio was 89.7% for the first three months of 2006. The Company’s catastrophe losses for the current period were higher than those for a year ago. Net income in the first quarter of 2006 benefited from favorable development of prior years’ property and casualty claim reserves. Annuity segment and life segment net income each improved compared to the first quarter of 2005.

Premiums written and contract deposits decreased 3% compared to the first three months of 2005. The additional costs associated with the Company’s enhanced property and casualty reinsurance program, primarily related to catastrophe coverages, represented nearly one-half of this decline. In addition to the effect of higher reinsurance costs, property and casualty premiums written declined reflecting a decline in policies in force, and a decrease in average automobile premium per policy — primarily due to the continued improvement in the quality of this book of business. Annuity contract deposits and life segment insurance premiums and contract deposits were each comparable to the prior year.

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

The Company continually updates loss estimates using both quantitative and qualitative information from its reserving actuaries and information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income for the period in which the adjustments are made. Detailed discussion of the impact of adjustments recorded during recent years is included in “Results of Operations for the Three Years Ended December 31, 2005 — Benefits, Claims and Settlement Expenses” and in the “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	March 31, 2006			December 31, 2005
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$76.6	$146.5	$223.1	$77.3	$144.3	$221.6
Automobile other	10.7	6.0	16.7	13.9	5.7	19.6
Homeowners	13.1	40.9	54.0	14.4	52.0	66.4
All other	5.7	28.5	34.2	7.6	27.5	35.1

Total	$106.1	$221.9	$328.0	$113.2	$229.5	$342.7

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

Some risk factors will affect more than one product line. One of these factors is changes in claim department practices, including claim closure rates, number of claims closed without payment, the use of outside claims adjusters, and the level of case reserve estimated by the adjuster. Other risk factors include changes in claim frequency, changes in claim severity, regulatory and legislative actions, court actions, changes in economic conditions and trends (medical costs, labor rates, the cost of materials), the occurrence of unusually large or frequent catastrophic loss events, timeliness of claim reporting, the state in which the claim occurred, and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of outside adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 60%) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

As noted above, there are a number of assumptions involved in the determination of the property and casualty liability for unpaid claims and claim settlement expense (“loss reserves”). Among the factors affecting recorded loss reserves, claim severity is of particular significance. Management believes that claim severity is reasonably likely to deviate by 1% from the targeted claim severity for the most recent 36-month period. This deviation would have between a $3 million and $5 million impact on net loss reserves on automobile liability coverages and between a $1.5 million to $2.0 million impact on net loss reserves on homeowners coverages. These results may change, depending on the magnitude and direction of the deviation.

Information regarding the Company’s property and casualty segment claims and claims settlement expense reserve development is located in “Business — Property and Casualty Segment — Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At March 31, 2006, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

To the extent that actual experience differs from the Company’s assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders’ equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.2 million and $2 million, respectively. In addition, for every $1 million increase (decrease) in the value of pension plan assets, there is an equal increase (decrease) in AOCI.

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2006	2005	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$124.7	$131.4	-5.1%	$(6.7)
Involuntary and other property & casualty	0.8	0.2		0.6

Total property & casualty	125.5	131.6	-4.6%	(6.1)
Annuity deposits	77.2	77.5	-0.4%	(0.3)
Life	24.3	24.6	-1.2%	(0.3)

Total	$227.0	$233.7	-2.9%	$(6.7)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2006	2005	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$131.2	$138.4	-5.2%	$(7.2)
Involuntary and other property & casualty	2.7	1.9		0.8

Total property & casualty	133.9	140.3	-4.6%	(6.4)
Annuity	4.7	4.3	9.3%	0.4
Life	23.8	23.7	0.4%	0.1

Total	$162.4	$168.3	-3.5%	$(5.9)

For the first three months of 2006, the Company’s premiums written and contract deposits decreased 2.9% compared to the prior year. The additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented $2.9 million, or nearly one-half, of this decline. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 833 at March 31, 2006, reflecting an increase of 1.6% compared to 820 agents at March 31, 2005 and a decrease of 2.6% compared to 855 agents at December 31, 2005. The decline in the number of agents over the three months ended March 31, 2006 was due in part to the strategic restructuring of the Company’s agencies in catastrophe-prone areas of Florida and Louisiana. At the time of this Quarterly Report on Form

10-Q, management anticipates growth in the size of the Company’s exclusive agent force in the remainder of 2006, although tempered somewhat by increased selectivity in agent geographic placement as the Company more aggressively manages its property and casualty risk exposure. Of the current period-end total, 244 agents were in their first 24 months with the Company, reflecting a decrease of 8.6% compared to March 31, 2005, largely due to the reduced number of new hires in 2004. Terminations of agents in their first 24 months with the Company in the current period were at a higher level than was experienced in the first three months of 2005. The number of experienced agents in the agent force, 589, increased 6.5% compared to a year earlier as a result of improved retention.

The Company is beginning the transition from a single person agent operation to its new Agent Business Model, with agents in outside offices with support personnel and licensed solicitors, designed to remove current capacity constraints and increase productivity. Property and casualty initiatives to support that transition and drive business growth include expanding to more states the Company’s Educator Segmentation Model — a more precise approach to pricing automobile business — and Product Management Organization — focusing on localized approaches to pricing, underwriting and marketing. The Company is also developing a new property and casualty policy administration system with an automated point-of-sale front end. Annuity and life initiatives include the roll out of a new lineup of Horace Mann manufactured and branded products, as described below.

For the first three months of 2006, total sales, which include the independent agent distribution channel, were comparable to a year earlier. A 2.8% increase in annuity new business was comprised of an 8.8% increase in annuity business from the Company’s career agents partially offset by an 18.8% decline in new business from independent agents. New automobile sales units increased 1.3% compared to a year earlier. In total, career agent sales for the first quarter of 2006 increased compared to the same period in 2005 despite a slight decline in average overall productivity per agent. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written decreased 5.1%, or $6.7 million, in the first three months of 2006 with nearly one-half, or $2.9 million, of the decline attributable to the higher catastrophe reinsurance costs in 2006. The automobile average written premium per policy decreased while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. In addition, written premium was impacted by the decline in policies in force. At March 31, 2006, there were 527,000 voluntary automobile and 266,000 homeowners policies in force, for a total of 793,000 policies, compared to a total of 797,000 policies at December 31, 2005 and 807,000 at March 31, 2005.

To curtail the decline in automobile policies in force, in 2005 the Company implemented both short- and medium-term initiatives to increase new business and improve policy retention. Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 85% at March 31, 2006 compared to 84% at March 31, 2005. Through March 31, 2006, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2005.

Voluntary automobile premium written decreased 5.2% ($5.1 million) compared to the first three months of 2005. Average written premium decreased 4% compared to a year ago and average earned premium decreased 3% for the same period. As of March 31, 2006, automobile policies in force decreased by 4,000 compared to December 31, 2005 and 10,000 compared to March 31, 2005. The Company continues to increase educator business as a percentage of both new and total voluntary automobile policies.

Homeowners premium written decreased 4.8% ($1.6 million) compared to the first quarter of 2005. Average written premium increased 3% for homeowners compared to a year earlier and average earned premium increased 4%. Homeowners policies in force were equal to December 31, 2005 and decreased 4,000 compared to March 31, 2005, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas.

In 2005, the Company was assessed $1.8 million and $1.3 million from the Citizens Property Insurance Corporation’s (“Florida Citizens”) and Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”), respectively, as a result of extensive hurricane catastrophe losses in both states. Both of these assessments were paid in 2005 (reflected as a component of benefits, claims and settlement expenses) and the Company will in turn assess its Florida and Louisiana property policyholders over the next 12-24 months to recoup these amounts beginning in May 2006. The Company continues to evaluate and implement actions to further mitigate its risk exposure in Florida and other hurricane-prone coastal areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement and further tightening of underwriting standards.

New annuity deposits decreased 0.4% compared to the first three months of 2005. The current period decline reflected a 1.8% increase in new scheduled annuity deposits offset by a 3.8% decrease in single premium and rollover deposits. While new deposits to fixed accounts decreased 7.3%, or $3.3 million, compared to the prior year due to the current interest rate environment, new deposits to variable accounts increased 9.3%, or $3.0 million, compared to the first three months of 2005.

In 2001, the Company began building a nationwide network of independent agents who comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 711 authorized agents at March 31, 2006. During the first three months of 2006, this channel generated $7.9 million in annualized new annuity sales for the Company compared to $9.8 million for the first quarter of 2005.

Total annuity accumulated cash value of $3.4 billion at March 31, 2006 increased 9.7% compared to a year earlier, reflecting the increase from new business, continued favorable retention and improving financial markets over the 12 months. At March 31, 2006, the number of annuity contracts outstanding of 163,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2005 and 2.5%, or 4,000 contracts, compared to March 31, 2005.

Variable annuity accumulated balances were 13.7% higher at March 31, 2006 than at March 31, 2005, and annuity segment contract charges earned increased 9.3%, or $0.4 million, compared to the first three months of 2005.

Life segment premiums and contract deposits declined 1.2%, or $0.3 million, compared to the first three months of 2005. The ordinary life insurance in force lapse ratio was 6.3% for the 12 months ended March 31, 2006, compared to 7.2% for the twelve months ended March 31, 2005.

In 2006, the Company is introducing new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In March 2006, the Company introduced Life by Design, a new portfolio of life insurance products. The Life by Design portfolio features new individual and joint whole life, and individual and joint term products. Included in the new choices are individual and joint 10-, 20- and 30-year level term policies. The policies have premiums that are guaranteed for the life of the customer and offer lower minimum face amounts. In April 2006, the Company introduced new annuity products. The Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed in partnership with Wilshire Associates, the Company’s fund advisors, GPA provides educators the opportunity to invest with fund families such as: T. Rowe Price, Fidelity, Alliance, Davis, Ariel Capital Management and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the right investment mix to meet their personal risk tolerance and retirement goals. Expanding Horizons is a new fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement.

Net Investment Income

Pretax investment income of $50.2 million for the three months ended March 31, 2006 increased 5.5%, or $2.6 million, (5.5%, or $1.8 million, after tax) compared to the prior year. Growth in the size of the investment portfolio more than offset a decline in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 6.8% over the past 12 months. The average pretax yield on the investment portfolio was 5.3% (3.6% after tax) for the first three months of 2006, compared to a pretax yield of 5.4% (3.7% after tax) for the same period in 2005.

Net Realized Investment Gains and Losses

Net realized investment gains (pretax) were $2.8 million for the first three months of 2006 compared to $4.7 million in the prior year. There were no impairment charges from the Company’s fixed income security portfolio in either period. Gains realized in the first three months of 2006 included $0.3 million from sales of securities for which impairment charges were recorded in 2005. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of March 31, 2006 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain (Loss)
Corporate bonds
Banking and Finance	42	$420.7	$418.3	$2.4
Energy	52	213.1	210.5	2.6
Utilities	28	170.5	171.6	(1.1)
Telecommunications	23	155.5	156.8	(1.3)
Health Care	22	124.0	128.1	(4.1)
Insurance	14	94.7	94.0	0.7
Transportation	11	83.8	85.6	(1.8)
Food and Beverage	19	79.6	80.9	(1.3)
Real Estate	14	74.3	74.4	(0.1)
Aerospace and Defense	15	58.2	57.9	0.3
All Other Corporates (1)	152	463.8	464.7	(0.9)

Total corporate bonds	392	1,938.2	1,942.8	(4.6)
Mortgage-backed securities
U.S. government and federally sponsored agencies	434	773.3	792.2	(18.9)
Other	18	69.9	70.4	(0.5)
Municipal bonds	168	560.4	561.9	(1.5)
Government bonds
U.S.	7	241.2	244.8	(3.6)
Foreign	7	17.9	17.3	0.6
Collateralized debt obligations (2)	3	15.4	15.3	0.1
Asset-backed securities	10	49.8	50.6	(0.8)

Total fixed maturity securities	1,039	$3,666.1	$3,695.3	$(29.2)

(1)	The All Other Corporates category contains 18 additional industry classifications. Industry, Manufacturing; automobiles; broadcasting and media; consumer products; building and materials and technology represented $277.6 million of fair value at March 31, 2006, with the remaining 12 classifications each representing less than $36 million of the fair value at March 31, 2006.
(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at March 31, 2006.

At March 31, 2006, the Company’s diversified fixed maturity portfolio consisted of 1,244 investment positions, issued by 1,039 entities, and totaled approximately $3.7 billion in fair value. The portfolio was 94.7% investment grade, based on fair value, with an average quality rating of A+. At March 31, 2006, the portfolio had $78.0 million pretax of total gross unrealized losses related to 662 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at March 31, 2006, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of March 31, 2006

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	191	$974.8	$993.7	$(18.9)
7 through 12 months	166	905.2	936.9	(31.7)
13 through 24 months	104	530.1	550.3	(20.2)
25 through 36 months	17	75.6	80.9	(5.3)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	478	$2,485.7	$2,561.8	$(76.1)

Non-investment grade
6 Months or less	80	$50.0	$50.6	$(0.6)
7 through 12 months	54	23.4	23.9	(0.5)
13 through 24 months	46	21.1	21.9	(0.8)
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	180	$94.5	$96.4	$(1.9)

Not rated
Total, all 37 through 48 months	4	$2.2	$2.2	*

Grand total	662	$2,582.4	$2,660.4	$(78.0)

*	Less than $0.1 million.

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.5 million. No securities were trading below 80% of book value at March 31, 2006. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2006 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2006. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2006	2005	Percent	Amount
Property and casualty	$88.9	$91.4	-2.7%	$(2.5)
Annuity	—	(0.1)		0.1
Life	11.5	11.7	-1.7%	(0.2)

Total	$100.4	$103.0	-2.5%	$(2.6)

Property and casualty catastrophe losses, included above	$3.0	$1.6	87.5%	$1.4

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2006	2005
Incurred claims and claim expenses:
Claims occurring in the current year	$92.9	$91.4
Increase (decrease) in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	(4.0)	—
Business assumed from state reinsurance facilities	—	—

Total	(4.0)	—

Total claims and claim expenses incurred	$88.9	$91.4

Property and casualty loss ratio:
Total	66.4%	65.2%
Effect of catastrophe costs, included above	2.3%	1.1%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the three months ended March 31, 2006, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting the decrease in estimated reserves for property and casualty claims occurring in prior years. The Company’s catastrophe losses increased compared to a year earlier due to slightly more severe spring storms in the current period. Catastrophe losses in the current period were not affected by development of prior years’ catastrophe loss reserves. Development of prior years’ property and casualty reserves had a $4.0 million favorable effect on benefits, claims and settlement expenses in the first quarter of 2006 and no effect in the prior year period. The 2006 favorable development was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2005 loss reserve estimate for both the voluntary automobile and property lines of business.

For the three months ended March 31, 2006, the voluntary automobile loss ratio of 68.2% decreased by 1.4 percentage points compared to the same period a year earlier including a 3.8 percentage point improvement due to the change in development of prior years’ reserves. The homeowners loss ratio of 60.6% for the three months ended March 31, 2006 increased 8.7 percentage points compared to a year earlier, primarily reflecting the effect of the increase in ceded premium as a result of the Company’s enhanced catastrophe reinsurance program which added approximately 4 percentage points to the current period ratio. Catastrophe costs represented 7.9 percentage points of the homeowners loss ratio for the current period, compared to 3.7 percentage points for the prior year, representing an increase of 4.2 percentage points.

For the annuity segment, benefits increased by a minimal amount compared to the prior year. The Company’s GAAP guaranteed minimum death benefits (“GMDB”) reserve was $0.6 million at March 31, 2006, compared to $0.7 million at December 31, 2005 and $0.2 million at March 31, 2005.

Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2006	2005	Percent	Amount
Annuity	$20.9	$19.6	6.6%	$1.3
Life	8.9	8.5	4.7%	0.4

Total	$29.8	$28.1	6.0%	$1.7

Compared to prior year, the current period increase in annuity segment interest credited reflected a 7.2% increase in average accumulated fixed deposits, partially offset by a 2 basis point decline in the average annual interest rate credited to 4.39%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the three months ended March 31, 2006 and 2005 were 123 basis points and 142 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security, the corresponding net interest spreads were 123 and 141 basis points.

As of March 31, 2006, fixed annuity account values totaled $2.0 billion, including $1.7 billion of deferred annuities. Approximately 19% of the deferred annuity account values had minimum guaranteed interest rates ranging from 3.0% to 4.0% while approximately 75% of account values had minimum guaranteed rates of 4.5% or greater. For $1.5 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, it is reasonably likely that the Company will experience additional fixed annuity spread compression in future periods.

Operating Expenses

For the first three months of 2006, operating expenses increased 2.6%, or $0.8 million, compared to the prior year, primarily reflecting benefits from the Company’s expense control initiatives. The property and casualty expense ratio of 23.3% for the three months ended March 31, 2006 increased 2.1 percentage points compared to the prior year, including the effect on this ratio of a reduced level of premiums earned due in part to higher catastrophe reinsurance premiums.

The Company offers long-term care insurance, variable and fixed interest rate universal life policies (“Life Partner Products”), and equity indexed annuities and single premium immediate annuities (“Annuity Partner Products”), with three third-party vendors underwriting and bearing the risk of such insurance, and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents decreased approximately $0.2 million during the first three months of 2006. Sales of Annuity Partner products were $5.7 million in the first quarter of 2006, compared to only $0.3 million in the first three months of 2005 when these products were first introduced. The amount of Life Partner Product and Annuity Partner Product commissions received by the Company in the first three months of 2006, in excess of costs for agent commissions and commission related expenses, was approximately $0.5 million, compared to approximately $0.2 million for the same period in 2005.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the three months ended March 31, 2006, the combined amortization of policy acquisition expenses and intangible assets was $19.1 million compared to $20.1 million recorded for the same period in the prior year. Amortization of intangible assets was $1.5 million for the three months ended March 31, 2006 compared to $1.8 million for the same period a year earlier. The March 31, 2006 valuation of Annuity VIF resulted in a $0.1 million decrease in amortization compared to a $0.4 million increase in amortization from a similar valuation at March 31, 2005.

Amortized policy acquisition expenses were $17.6 million for the first three months of 2006 compared to $18.3 million for the same period in 2005. The March 31, 2006 valuation of annuity deferred policy acquisition costs resulted in a $0.6 million decrease in amortization compared to a $1.4 million increase in amortization resulting from a similar valuation at March 31, 2005. For the life segment, the March 31, 2006 valuation of deferred policy acquisition costs resulted in a $0.2 million decrease in amortization compared to a $0.6 million decrease from the 2005 valuation. The remaining increases in amortized policy acquisition costs were due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including realized investment gains and losses, was 29.5% for the three months ended March 31, 2006 compared to 28.9% for the same period in 2005. Income from investments in tax-advantaged securities reduced the effective income tax rate 5.8 and 5.9 percentage points for the three months ended March 31, 2006 and 2005, respectively.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At March 31, 2006, the Company had federal income tax returns for the 2002 through 2004 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $3.6 million of contingent tax liabilities related to those open tax years.

Net Income

For the three months ended March 31, 2006, the Company’s net income excluding realized investment gains and losses exceeded management’s expectations. Earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. The property and casualty combined ratio was 89.7% for the first three months of 2006. The Company’s catastrophe losses for the current period were higher than those for a year ago. Net income in the first quarter of 2006 benefited from favorable development of prior years’ property and casualty claim reserves. Annuity segment and life segment net income each improved compared to the first quarter of 2005.

Net income by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year
	2006	2005	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$16.2	$19.7	-17.8%	$(3.5)
Annuity	3.8	2.4	58.3%	1.4
Life	3.4	3.2	6.2%	0.2
Corporate and other (1)	(0.2)	1.3		(1.5)

Net income	$23.2	$26.6	-12.8%	$(3.4)

Effect of catastrophe costs, after tax, included above	$(2.1)	$(1.0)	110.0%	$(1.1)

Diluted:
Net income per share	$0.50	$0.57	-12.3%	$(0.07)

Weighted average number of shares and equivalent shares (in millions)	47.8	47.6	0.4%	0.2

Property and casualty combined ratio:
Total	89.7%	86.4%		3.3%
Effect of catastrophe costs, included above	2.3%	1.1%		1.2%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with management’s evaluation of the results of those segments.

For the three months ended March 31, 2006, net income for the property and casualty segment decreased as described above.

Compared to the first three months of 2005, annuity segment net income for the current period increased, primarily reflecting a reduced level of amortization of deferred policy acquisition costs and value of acquired insurance in force in the current period.

Life segment net income increased slightly compared to the first quarter of 2005. Improved mortality was partially offset by increased amortization of deferred policy acquisition costs.

The change in net income for the corporate and other segment compared to the first quarter of 2005 was due primarily to the reduction in realized investment gains in the current period.

Return on shareholders’ equity based on net income was 13% and 11% for the trailing 12 months ended March 31, 2006 and 2005, respectively.

Based on results for the full year 2005 and the first quarter of 2006, at the time of this Quarterly Report on Form 10-Q, management anticipates that 2006 full year net income before realized investment gains and losses will be within a range of $1.65 to $1.80 per share. This projection anticipates favorable underlying property and casualty underwriting results — with a combined ratio in the low 90s — and also reflects additional costs of approximately $0.16 per share associated with an enhanced catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At March 31, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2006, net cash provided by operating activities decreased compared to the same period in 2005 including a decline in premiums received.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for the share repurchase program also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2006 without prior approval are approximately $74 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

In March 2006, the Company repurchased a portion of the outstanding Senior Convertible Notes ($150.2 million aggregate principal amount, $71.4 million carrying value) at an aggregate cost of $70.7 million. At March 31, 2006, $4.8 million of the aggregate cost had not yet settled and was recorded as a payable to broker. The repurchases were funded by $67.0 million in borrowings under the Company’s Bank Credit Facility. See “Capital Resources” for a description of additional repurchases, the issuance of Senior Notes due 2016 and the repayment of the amounts borrowed under the Bank Credit Facility which occurred in April 2006.

For the three months ended March 31, 2006, receipts from annuity contracts decreased 0.4%. Annuity contract benefits and withdrawals increased 18.1% compared to the prior year. Cash value retentions for variable and fixed annuity options were 91.3% and 94.3%, respectively, for the 12 month period ended March 31, 2006. Net transfers to variable annuity accumulated cash values decreased $1.4 million, or 4.3%, compared to the prior year.

Contractual Obligations

The annual disclosure of the Company’s contractual obligations was provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. With the exception of the Company’s short-term and long-term debt obligations, the Company’s contractual obligations at March 31, 2006 were not materially different than those at December 31, 2005. Discussion of the recent changes in the Company’s short-term and long-term debt obligations, including transactions that occurred subsequent to March 31, 2006, is included in “Capital Resources”. The table below identifies the future payments due on debt obligations that were outstanding as of March 31, 2006.

	Payments Due By Period As of March 31, 2006
	Total	Less Than 1 Year (2006)(1)	1 - 3 Years (2007 and 2008)	3 - 5 Years (2009 and 2010)	More Than 5 Years (2011 and beyond)
Short-term Debt Obligations (2):
Bank Credit Facility (expires May 30, 2009)	$79.1	$2.9	$7.6	$68.6	—
Long-Term Debt Obligations (2):
Senior Convertible Notes Due May 14, 2032 (3)	96.3	1.3	0.7	—	$94.3
Senior Notes Due June 15, 2015	118.1	4.5	9.1	9.1	95.4

Total debt obligations	$293.5	$8.7	$17.4	$77.7	$189.7

(1)	April 1, 2006 through December 31, 2006.

(2)	Includes principal and interest.

(3)	The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 7, 2007 and holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 as further described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The total capital of the Company was $740.5 million at March 31, 2006, including $119.5 million of long-term debt and $67.0 million of short-term debt outstanding. Total debt represented 24.6% of total capital excluding unrealized investment gains and losses (25.2% including unrealized investment gains and losses) at March 31, 2006, comparable to the Company’s long-term target of 25%.

Shareholders’ equity was $554.0 million at March 31, 2006, including a net unrealized loss in the Company’s investment portfolio of $17.3 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $808.4 million and $18.80, respectively, at March 31, 2006. Book value per share was $12.88 at March 31, 2006 ($13.28 excluding investment fair value adjustments).

As of March 31, 2006, the Company had outstanding $94.3 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 7, 2007. Holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027. Detailed information regarding the contingent cash interest, conversion and redemption terms of the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In September 2002, the Company’s Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Senior Convertible Notes. As described in “Cash Flow — Financing Activities”, the Company repurchased $150.2 million aggregate principal amount, $71.4 million carrying value, of the outstanding Senior Convertible Notes in March 2006. In April 2006, the Company repurchased an additional $5.7 million aggregate principal amount, $2.7 million carrying value, of the Senior Convertible Notes. The repurchases through April 2006 were initially funded by borrowings totaling $74.0 million under the Company’s Bank Credit Facility. See discussion regarding Senior Notes due 2016 below.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of March 31, 2006, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2006, the Company had $67.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $100.0 million and expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate plus 0.875%, or 5.7%, at March 31, 2006). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at March 31, 2006. To initially fund the repurchases of the Senior Convertible Notes, the Company borrowed $67.0 million in March 2006 and $7.0 million in April 2006 under the Bank Credit Facility and subsequently repaid this balance in full on April 21, 2006 utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, described below.

On April 21, 2006, the Company issued $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. The Senior Notes due 2016 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption. $74.0 million of the net proceeds were used to repay in full the $74.0 million balance then outstanding on the Bank Credit Facility. Remaining net proceeds are anticipated by management to be used to further reduce corporate indebtedness and for general corporate purposes.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75.0 million face amount of Senior Notes due 2015 and $125 million face amount of Senior Notes due 2016 were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.

Total shareholder dividends were $4.6 million for the three months ended March 31, 2006. In March 2006, the Board of Directors announced a regular quarterly dividend of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of May 1, 2006 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of May 1, 2006
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best	A- (stable)	bbb- (stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for 2005. In April 2006, all three of the rating agencies affirmed their debt ratings as they assigned a rating to the Senior Notes due 2016.

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

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations — Interest Credited to Policyholders”.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Changes

SOP 05-1

In October 2005, the American Institute of Certified Public Accountants issued Statement Of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. This SOP will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is currently assessing the impact of the SOP on the Company’s results of operations and financial position but believes the Company’s accounting policy for internal replacements is generally consistent with the accounting guidance prescribed in SOP 05-1.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2006 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2006 which has not been filed with the SEC.

Item 6: Exhibits

Exhibit No.		Description

(a)	The following items are filed as Exhibits.

	(4)	Instruments defining the rights of security holders, including indentures:

		4.1	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, with regard to HMEC’s 6.05% Senior Notes Due 2015, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

		4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

		4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

		4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and JPMorgan Chase Bank, N.A., as trustee, with regard to HMEC’s 6.85% Senior Notes Due 2016, incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

		4.1(d)	Form of HMEC 6.85% Senior Notes Due 2016 (included in Exhibit 4.1(c)).

	(11)	Statement re computation of per share earnings.

	(15)	KPMG LLP letter regarding unaudited interim financial information.

	(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(99.1)	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION (Registrant)

Date May 9, 2006	/s/ Louis G. Lower II
Louis G. Lower II President and Chief Executive Officer

Date May 9, 2006	/s/ Peter H. Heckman
Peter H. Heckman Executive Vice President and Chief Financial Officer

Date May 9, 2006	/s/ Bret A. Conklin
Bret A. Conklin Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2006

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description
(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, with regard to HMEC’s 6.05% Senior Notes Due 2015, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and JPMorgan Chase Bank, N.A., as trustee, with regard to HMEC’s 6.85% Senior Notes Due 2016, incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes Due 2016 (included in Exhibit 4.1(c)).

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99.1)	Glossary of Selected Terms