Form 10-Q
period 2006-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2006-08-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 31, 2006, 42,999,589 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2006, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 8, 2006

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2006, $3,431,031; 2005, $3,466,276)	$3,345,354	$3,513,451
Fixed maturity securities on loan (amortized cost 2006, $309,854; 2005, $189,008)	300,768	189,851

Total fixed maturities	3,646,122	3,703,302
Short-term and other investments	164,422	100,195
Short-term investments, loaned securities collateral	309,169	192,995

Total investments	4,119,713	3,996,492
Accrued investment income and premiums receivable	98,093	103,141
Deferred policy acquisition costs	252,577	233,630
Goodwill	47,396	47,396
Value of acquired insurance in force	14,057	16,322
Other assets	97,855	109,936
Separate Account (variable annuity) assets	1,373,732	1,333,690

Total assets	$6,003,423	$5,840,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,876,845	$1,818,997
Interest-sensitive life contract liabilities	629,820	617,708
Unpaid claims and claim expenses	334,156	350,761
Future policy benefits	184,284	182,997
Unearned premiums	194,226	201,594

Total policy liabilities	3,219,331	3,172,057
Other policyholder funds	144,640	146,078
Liability for securities lending agreements	308,597	191,870
Other liabilities	177,092	225,435
Short-term debt	—	—
Long-term debt	241,450	190,886
Separate Account (variable annuity) liabilities	1,373,732	1,333,690

Total liabilities	5,464,842	5,260,016

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2006, 60,502,960; 2005, 60,475,399	61	60
Additional paid-in capital	345,704	345,251
Retained earnings	595,306	553,712
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains (losses) on fixed maturities and equity securities	(55,612)	28,446
Minimum pension liability adjustment	(14,301)	(14,301)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	538,581	580,591

Total liabilities and shareholders’ equity	$6,003,423	$5,840,607

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Insurance premiums and contract charges earned	$162,140	$168,202	$324,555	$336,520
Net investment income	51,425	48,449	101,652	96,009
Net realized investment gains	1,675	4,300	4,488	9,050

Total revenues	215,240	220,951	430,695	441,579

Benefits, losses and expenses
Benefits, claims and settlement expenses	90,391	94,969	190,748	197,973
Interest credited	30,331	28,614	60,123	56,694
Policy acquisition expenses amortized	18,978	18,887	36,625	37,168
Operating expenses	31,292	30,653	62,319	60,943
Amortization of intangible assets	1,359	1,316	2,908	3,088
Interest expense	3,587	2,555	5,776	4,328

Total benefits, losses and expenses	175,938	176,994	358,499	360,194

Income before income taxes	39,302	43,957	72,196	81,385
Income tax expense	11,802	10,450	21,450	21,230

Net income	$27,500	$33,507	$50,746	$60,155

Net income per share
Basic	$0.64	$0.78	$1.18	$1.40

Diluted	$0.61	$0.72	$1.11	$1.29

Weighted average number of shares and equivalent shares (in thousands)
Basic	42,999	42,886	42,993	42,876
Diluted	45,250	47,832	46,532	47,769
Comprehensive income (loss)
Net income	$27,500	$33,507	$50,746	$60,155
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(38,341)	47,313	(84,058)	6,322
Change in minimum pension liability adjustment	—	—	—	—

Other comprehensive income (loss)	(38,341)	47,313	(84,058)	6,322

Total	$(10,841)	$80,820	$(33,312)	$66,477

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Common stock
Beginning balance	$60	$60
Options exercised, 2006, 26,800 shares; 2005, 46,674 shares	1	—
Conversion of Director Stock Plan units, 2006, 761 shares; 2005, 761 shares	—	—

Ending balance	61	60

Additional paid-in capital
Beginning balance	345,251	343,178
Options exercised and conversion of Director Stock Plan units	453	768

Ending balance	345,704	343,946

Retained earnings
Beginning balance	553,712	494,665
Net income	50,746	60,155
Cash dividends, $0.21 per share	(9,152)	(9,023)

Ending balance	595,306	545,797

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	14,145	70,880
Change in net unrealized gains and losses on fixed maturities and equity securities	(84,058)	6,322
Change in minimum pension liability adjustment	—	—

Ending balance	(69,913)	77,202

Treasury stock, at cost
Beginning and ending balance, 2006 and 2005, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$538,581	$634,428

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows - operating activities
Premiums collected	$330,132	$343,387
Policyholder benefits paid	(207,654)	(209,172)
Policy acquisition and other operating expenses paid	(110,392)	(114,667)
Federal income taxes (paid) recovered	(5,854)	1,096
Investment income collected	102,214	95,588
Interest expense paid	(4,112)	(4,098)
Other	2,287	1,329

Net cash provided by operating activities	106,621	113,463

Cash flows - investing activities
Fixed maturities
Purchases	(486,143)	(565,174)
Sales	278,478	295,710
Maturities	133,959	142,179
Net cash used in short-term and other investments	(63,807)	(24,963)

Net cash used in investing activities	(137,513)	(152,248)

Cash flows - financing activities
Dividends paid to shareholders	(9,152)	(9,023)
Principal repayments to Bank Credit Facility	—	(25,000)
Exercise of stock options	435	750
Proceeds from issuance of Senior Notes due 2016	123,485	—
Proceeds from issuance of Senior Notes due 2015	—	74,245
Repurchase of Senior Convertible Notes	(73,427)	—
Repurchase of Senior Notes due 2006	—	(29,077)
Annuity contracts, variable and fixed
Deposits	161,455	159,473
Benefits and withdrawals	(71,171)	(60,767)
Net transfer to Separate Account (variable annuity) assets	(66,529)	(61,202)
Net decrease in life policy account balances	(2,664)	(2,248)
Change in bank overdrafts	(31,540)	(8,366)

Net cash provided by financing activities	30,892	38,785

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006 and 2005

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of June 30, 2006, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2006 and 2005 and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2006 and 2005. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These financial statements should be read in conjunction with the financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the June 30, 2006 presentation.

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

Beginning in 2005, restricted common stock units were issued under the 2002 Plan. As of June 30, 2006 and December 31, 2005, 253,644 and 190,157 restricted common stock units, respectively, were outstanding representing an equal number of common shares to be issued in the future.

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

Note 2 - Share-Based Compensation-(Continued)

Net income and net income per share recognizing the compensation cost of share-based compensation plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income
As reported	$27,500	$33,507	$50,746	$60,155
Add: Share-based compensation expense, after tax, included in reported net income	164	—	328	—
Deduct: Share-based compensation expense, after tax, determined under the fair value based method for all awards (1) (2)	164	12	328	23

Adjusted (2)	$27,500	$33,495	$50,746	$60,132

Net income per share – basic
As reported	$0.64	$0.78	$1.18	$1.40
Adjusted (2)	$0.64	$0.78	$1.18	$1.40
Net income per share – diluted
As reported	$0.61	$0.72	$1.11	$1.29
Adjusted (2)	$0.61	$0.72	$1.11	$1.29

(1)	There were no options granted in the six months ended June 30, 2006. The fair market value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.6%; expected dividend yield of 2.2%; expected life of 5.3 years; and expected volatility (based on historical volatility) of 30.5%, resulting in a weighted average fair value of $5.43. Total unrecognized compensation expense relating to the nonvested options outstanding as of June 30, 2006 was approximately $1,800, which will be recognized over the remainder of the vesting period currently scheduled to be completed in March 2009. The six-month expense amounts represent one-half of the full year expense, reflecting options granted through June 30, 2006 and 2005, respectively, and vesting during the respective calendar years.
(2)	For 2005, this represents the pro forma result as if the Company had previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation”.

Note 2 - Share-Based Compensation-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2005	$19.05	$13.88-$33.87	4,546,050	4,006,950	1,954,286
Vested	$18.77	$17.47-$19.04	—	140,047	—
Exercised	$14.58	$13.88-$17.56	(26,800)	(26,800)	—
Forfeited	$19.46	$13.88-$33.87	(39,100)	(39,100)	39,100

At June 30, 2006	$19.05	$13.88-$33.87	4,480,150	4,081,097	1,993,386	*

*	Common stock shares issuable for the 253,644 restricted common stock units outstanding at June 30, 2006 would also draw on this available for grant balance. The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares.

For options outstanding at June 30, 2006, information segregated by ranges of exercise prices was as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Total Options Outstanding	Vested and Exercisable Options
				Options	Weighted Average Option Price per Share	Weighted Average Remaining Contractual Term
At June 30, 2006
	$18.36	$13.88-$20.80	4,060,850	3,661,797	$18.32	5.0 years
	$22.77	$21.64-$29.21	305,400	305,400	$22.77	3.5 years
	$33.87	$33.87	113,900	113,900	$33.87	1.8 years

Total	$19.05	$13.88-$33.87	4,480,150	4,081,097	$19.08	4.8 years

As of June 30, 2006, based on a closing stock price of $16.95 per share, the aggregate intrinsic (in-the-money) value of vested options and all options outstanding was approximately $1,300.

Note 3 - Debt and Subsequent Event

Indebtedness outstanding was as follows:

	June 30, 2006	December 31, 2005
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $88,553 and $244,500 less unaccrued discount of $46,490 and $128,362 (3.0% imputed rate)	42,063	116,138
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $239 and $252 (6.1% imputed rate)	74,761	74,748
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $374 (6.9% imputed rate)	124,626	—

Total	$241,450	$190,886

The Bank Credit Facility, 1.425% Senior Convertible Notes due 2032 (“Senior Convertible Notes”) and 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In March and April 2006, the Company repurchased $155,947 aggregate principal amount, $74,075 carrying value, of the outstanding Senior Convertible Notes. The aggregate cost of the repurchases was $73,427 and was initially funded utilizing the Company’s Bank Credit Facility.

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

$74,000 of the net proceeds from the issuance of the Senior Notes due 2016 were used to repay in full the $74,000 balance then outstanding on the Bank Credit Facility. As described below in “Subsequent Event”, an additional $9,419 of the net proceeds was used in July 2006 for additional repurchases of Senior Convertible Notes. Remaining net proceeds are anticipated by management to be used to further reduce corporate indebtedness and for general corporate purposes.

Note 3 - Debt and Subsequent Event-(Continued)

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75,000 aggregate principal amount of Senior Notes due 2015 and $125,000 aggregate principal amount of Senior Notes due 2016 were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Report on Form 10-Q.

Debt Retirement Gain

The repurchases of the Senior Convertible Notes during the six months ended June 30, 2006 resulted in a pretax gain for the period of $121, which was reported as a component of interest expense for this period.

Subsequent Event

In July 2006, the Company repurchased an additional $20,000 aggregate principal amount, $9,500 carrying value, of the outstanding Senior Convertible Notes utilizing a portion of the excess proceeds from the issuance of the Senior Notes due 2016.

Note 4 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		June 30, 2006
Rating of Fixed Maturity Securities (1)	June 30, 2006	December 31, 2005	Fair Value (2)	Amortized Cost
AAA	44.5%	43.3%	$1,620,595	$1,665,472
AA	7.9	7.5	289,023	298,182
A	21.7	24.1	792,834	812,530
BBB	20.7	19.5	755,391	772,566
BB	1.6	2.0	58,225	59,874
B	3.4	3.4	125,294	128,591
CCC or lower	0.1	0.1	2,443	1,350
Not rated (3)	0.1	0.1	2,317	2,320

Total	100.0%	100.0%	$3,646,122	$3,740,885

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category is comprised of $2,317 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 99.2% of these private placement securities as investment grade.

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

	Percent of Total		Fair Value
	June 30, 2006	December 31, 2005	June 30, 2006
Due in 1 year or less	7.0%	6.9%	$255,635
Due after 1 year through 5 years	28.6	27.8	1,041,186
Due after 5 years through 10 years	37.3	39.2	1,361,280
Due after 10 years through 20 years	9.4	9.7	342,095
Due after 20 years	17.7	16.4	645,926

Total	100.0%	100.0%	$3,646,122

The average option adjusted duration for the Company’s fixed maturity securities was 5.5 years at both June 30, 2006 and December 31, 2005.

Note 4 - Investments-(Continued)

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2006 and December 31, 2005, fixed maturities with a fair value of $300,768 and $189,851, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 5 - Pension Plans, Other Postretirement Benefits and Subsequent Event

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and six months ended June 30, 2006 and 2005.

	Defined Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic pension expense:
Service cost	$—	$—	$—	$—
Interest cost	579	625	1,158	1,250
Expected return on plan assets	(549)	(594)	(1,098)	(1,188)
Recognized net actuarial loss	351	380	702	760
Settlement loss	381	412	762	824

Net periodic pension expense	$762	$823	$1,524	$1,646

	Supplemental Defined Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic pension expense:
Service cost	$(4)	$(7)	$(14)	$(14)
Interest cost	152	229	456	458
Expected return on plan assets	—	—	—	—
Recognized net actuarial loss	101	156	306	312
Settlement loss	—	—	—	—

Net periodic pension expense	$249	$378	$748	$756

Note 5 - Pension Plans, Other Postretirement Benefits and Subsequent Event-(Continued)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company expects to contribute $7,700 to the defined benefit plan and $1,057 to the supplemental defined benefit plans in 2006, of which $559 was contributed to the supplemental defined benefit plans during the six months ended June 30, 2006.

In addition to providing pension benefits, the Company also provides health care and life insurance benefits to certain retired employees, who meet the Plan’s eligibility requirements, and their eligible dependents. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$7	$22	$14	$44
Interest cost	146	449	292	898
Amortization of prior service cost	(59)	(180)	(118)	(360)
Recognized net actuarial loss	39	118	78	236

Net periodic benefit cost	$133	$409	$266	$818

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company expects to contribute $2,072 to the postretirement benefit plan in 2006, of which $515 was contributed during the six months ended June 30, 2006.

Subsequent Event

In July 2006, the Company announced that effective January 1, 2007 it would eliminate the current health care benefits for individuals 65 years of age and over and establish a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible individuals under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 thousand to their HRA account to use for covered expenses incurred on or after age 65. Also, the new plan does not provide life insurance benefits to individuals who retired in 1994 or later.

As a result of the changes in the plan for other postretirement benefits, the Company anticipates a reduction in its operating expenses of approximately $2,600 over the last six months of 2006, $5,300 in 2007 and $1,500 in 2008.

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

Three months ended June 30, 2006	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$252,646	$9,959	$1,916	$244,603
Premiums and contract charges earned	170,226	10,151	2,065	162,140
Benefits, claims and settlement expenses	105,493	15,149	47	90,391

Three months ended June 30, 2005
Premiums written and contract deposits	$251,089	$6,381	$2,594	$247,302
Premiums and contract charges earned	171,820	6,876	3,258	168,202
Benefits, claims and settlement expenses	98,721	6,367	2,615	94,969

Six months ended June 30, 2006
Premiums written and contract deposits	$487,309	$19,260	$3,583	$471,632
Premiums and contract charges earned	340,375	19,809	3,989	324,555
Benefits, claims and settlement expenses	211,206	21,742	1,284	190,748

Six months ended June 30, 2005
Premiums written and contract deposits	$489,182	$13,166	$5,036	$481,052
Premiums and contract charges earned	344,011	14,126	6,635	336,520
Benefits, claims and settlement expenses	202,330	9,486	5,129	197,973

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with how management evaluates the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to debt service, realized investment gains and losses and certain public company expenses, such items historically have included restructuring charges, debt retirement costs, litigation charges and the provision for prior years’ taxes. Summarized financial information for these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Insurance premiums and contract charges earned
Property and casualty	$133,331	$139,291	$267,156	$279,556
Annuity	4,888	4,408	9,640	8,726
Life	23,921	24,503	47,759	48,238

Total	$162,140	$168,202	$324,555	$336,520

Net investment income
Property and casualty	$8,559	$8,414	$16,927	$16,437
Annuity	29,492	27,929	58,683	55,616
Life	13,209	12,222	26,096	24,375
Corporate and other	444	168	506	149
Intersegment eliminations	(279)	(284)	(560)	(568)

Total	$51,425	$48,449	$101,652	$96,009

Net income (loss)
Property and casualty	$22,555	$22,204	$38,824	$41,923
Annuity	2,668	3,056	6,517	5,480
Life	3,697	4,878	7,051	8,109
Corporate and other	(1,420)	3,369	(1,646)	4,643

Total	$27,500	$33,507	$50,746	$60,155

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$1,005	$944	$2,200	$2,344
Life	354	372	708	744

Total	$1,359	$1,316	$2,908	$3,088

	June 30, 2006	December 31, 2005
Assets
Property and casualty	$884,039	$895,467
Annuity	3,804,256	3,809,648
Life	1,175,139	1,080,451
Corporate and other	175,448	79,813
Intersegment eliminations	(35,459)	(24,772)

Total	$6,003,423	$5,840,607

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that state the Company’s or management’s intentions, hopes, beliefs, expectations or predictions of future events or the Company’s future financial performance are forward-looking statements and involve known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

•	Changes in the composition of the Company’s assets and liabilities which may result from occurrences such as acquisitions, divestitures, impairment in asset values or changes in estimates of insurance reserves.

•	Fluctuations in the market value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•	The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs and value of acquired insurance in force, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•	Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio and (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products.

•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.

•	The frequency and severity of catastrophes such as hurricanes, earthquakes, storms and wildfires and the ability of the Company to provide accurate estimates of ultimate catastrophe costs in its consolidated financial statements in light of such factors as: the proximity of the catastrophe occurrence date to the date of the consolidated financial statements; potential inflation of property repair costs in the affected area; the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; the outcome of litigation which may be filed against the Company by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments; and the ability of state insurance facilities to assess participating insurers when financial deficits occur.

•	The Company’s risk exposure to catastrophe-prone areas. Based on property and casualty direct earned premiums for 2005, the Company’s ten largest states represented 56% of the segment total. Included in this top ten group are certain states in which catastrophe occurrences are relatively common: California, Florida, North Carolina, South Carolina, Louisiana and Texas.

•	The potential near-term, adverse impact of underwriting actions to mitigate the Company’s risk exposure to catastrophe-prone areas on premium, policy and earnings growth.

•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.

•	Adverse development of property and casualty loss and loss adjustment expense reserve experience and its impact on estimated claims and claim settlement expenses for losses occurring in prior years.

•	Adverse changes in business persistency, policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the valuations of deferred policy acquisition costs and value of acquired insurance in force.

•	Changes in insurance regulations, including (i) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (ii) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•	Changes in accounting or financial reporting standards issued by the FASB, SEC or other standard-setting bodies which may have an adverse effect on the Company’s financial condition, results of operations and/or cost of doing business.

•	Changes in federal income tax laws and changes resulting from federal tax audits affecting corporate tax rates or taxable income.

•	Changes in federal and state laws and regulations which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing 403(b) plans.

•	The resolution of legal proceedings and related matters including the potential adverse impact on the Company’s reputation and charges against the Company’s earnings resulting from legal defense costs, a settlement agreement and/or an adverse finding or findings against the Company from the proceedings.

•	The Company’s ability to maintain favorable claims-paying ability, financial strength and debt ratings.

•	The competitive impact of entrants such as mutual funds and banks into the tax-deferred annuity products markets, and the Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•	The Company’s ability to develop and expand its agent force and its independent agent distribution system, as well as the Company’s ability to maintain and secure product sponsorships by local, state and national education associations.

•	The Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by pandemics or geopolitical acts such as terrorism, war or other similar events.

•	The impact of a disaster or catastrophic event affecting the Company’s employees or its home office facilities and the Company’s ability to recover and resume its business operations on a timely basis.

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

For the six months ended June 30, 2006, the Company’s net income excluding net realized investment gains, while somewhat below the prior year, exceeded management’s expectations. Net income in the first six months of 2005 benefited by approximately $3.6 million from interest on income tax refunds and a reduction in contingent tax liabilities. In the current period, earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, somewhat offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. The property and casualty combined ratio was 86.8% for the first six months of 2006. The Company’s catastrophe losses for the current period were higher than those for a year ago. Net income in the first half of 2006 benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves compared to the same period in 2005. Annuity segment net income improved compared to the first half of 2005, while life segment net income decreased over the same period.

Premiums written and contract deposits decreased 2% compared to the first six months of 2005. The additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented nearly two-thirds of this decline. In addition to the effect of higher reinsurance costs, the decrease in property and casualty premiums written reflected a decrease in average automobile premium per policy — primarily due to the continued improvement in the quality of this book of business — and a slight decline in policies in force compared to prior year. As a result of recent initiatives, new automobile sales units increased more than 10% in the second quarter and 7% year-to-date compared to 2005. This sales growth, along with continued improvements in retention, resulted in a quarterly sequential increase in voluntary automobile policies in force, driven primarily by growth in educator policies. Annuity contract deposits increased compared to a year ago and life segment insurance premiums and contract deposits decreased slightly compared to the prior year.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	June 30, 2006			December 31, 2005
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$75.6	$142.7	$218.3	$77.3	$144.3	$221.6
Automobile other	11.3	0.2	11.5	13.9	5.7	19.6
Homeowners	14.0	47.4	61.4	14.4	52.0	66.4
All other	5.2	29.0	34.2	7.6	27.5	35.1

Total	$106.1	$219.3	$325.4	$113.2	$229.5	$342.7

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of outside adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 60% to 70%) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At June 30, 2006, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2006	2005	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$258.3	$268.8	-3.9%	$(10.5)
Involuntary and other property & casualty	1.8	1.3		0.5

Total property & casualty	260.1	270.1	-3.7%	(10.0)
Annuity deposits	161.4	159.5	1.2%	1.9
Life	50.1	51.5	-2.7%	(1.4)

Total	$471.6	$481.1	-2.0%	$(9.5)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2006	2005	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$261.8	$275.2	-4.9%	$(13.4)
Involuntary and other property & casualty	5.4	4.4		1.0

Total property & casualty	267.2	279.6	-4.4%	(12.4)
Annuity	9.6	8.7	10.3%	0.9
Life	47.8	48.2	-0.8%	(0.4)

Total	$324.6	$336.5	-3.5%	$(11.9)

For the first six months of 2006, the Company’s premiums written and contract deposits decreased 2.0% compared to the prior year. The additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented $5.8 million, or nearly two-thirds, of this decline. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 835 at June 30, 2006, reflecting a decrease of 0.2% compared to 837 agents at June 30, 2005 and a decrease of 2.3% compared to 855 agents at December 31, 2005. The decline in the number of agents over the six months ended June 30, 2006 was due in part to the strategic restructuring of the Company’s agencies in catastrophe-prone areas of Florida and Louisiana. At the time of this Quarterly Report on Form 10-Q, management anticipates growth in the size of the Company’s exclusive agent force in the remainder of 2006, although tempered somewhat by increased selectivity in agent geographic placement as the Company more aggressively manages its property and casualty risk exposure. Of the current period-end total, 244 agents were in their first 24 months with the Company, reflecting a decrease of 7.6% compared to June 30, 2005, largely due to the reduced number of new hires in 2004. Terminations of agents in their first 24 months with the Company in the current period were at a higher level than was experienced in the first six months of 2005. The number of experienced agents in the agent force, 591, increased 3.1% compared to a year earlier.

The Company is beginning the transition from a single person agent operation to its new Agent Business Model, with agents in outside offices with support personnel and licensed solicitors, designed to remove current capacity constraints and increase productivity. Property and casualty initiatives to support that transition and drive business growth include expanding to more states the Company’s Educator Segmentation Model — a more precise approach to pricing automobile business — and its Product Management Organization — focusing on localized approaches to pricing, underwriting and marketing. The Company is also developing a new property and casualty policy administration system with an automated point-of-sale front end. Annuity and life initiatives include the roll out of a new lineup of Horace Mann manufactured and branded products, as described below.

For the first six months of 2006, total sales, which include the independent agent distribution channel, increased 2.6% compared to a year earlier. A 4.0% increase in annuity new business was comprised of a 7.0% increase in annuity business from the Company’s career agents, including a notable increase in sales of partner company products, partially offset by a 9.8% decline in new business from independent agents. New automobile sales units increased more than 10% in the second quarter and 7.2% year-to-date compared to 2005. In total, career agent sales for the first half of 2006 increased 4.1% compared to the same period in 2005 reflecting an increase in average overall productivity per agent. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written decreased 3.9%, or $10.5 million, in the first six months of 2006 with just over one-half, or $5.8 million, of the decline attributable to the higher catastrophe reinsurance costs in 2006. The automobile average written premium per policy decreased while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. In addition, written premium was impacted by the slight decline in policies in force. At June 30, 2006, there were 529,000 voluntary automobile and 266,000 homeowners policies in force, for a total of 795,000 policies, compared to a total of 797,000 policies at December 31, 2005 and 801,000 at June 30, 2005.

To curtail the decline in automobile policies in force, in 2005 the Company implemented both short- and medium-term initiatives to increase new business and improve policy retention. Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 86% at June 30, 2006 compared to 84% at June 30, 2005. Through June 30, 2006, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2005.

Voluntary automobile premium written decreased 4.2% ($8.0 million) compared to the first six months of 2005. Average written premium decreased 3% compared to a year ago and average earned premium also decreased 3% for the same period. As of June 30, 2006, automobile policies in force decreased by 2,000 compared to December 31, 2005 and increased by 2,000 compared to March 31, 2006, with the improved trend primarily reflecting the increase in educator policies over the last several quarters.

Homeowners premium written decreased 3.3% ($2.5 million) compared to the first half of 2005 driven by the $5.8 million increase in catastrophe reinsurance cost in the current year. Average written premium increased 2.9% for homeowners compared to a year earlier and average earned premium increased 3.7%. Homeowners policies in force decreased 2,000 compared to June 30, 2005 and were equal to December 31, 2005, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas.

In 2005, the Company was assessed $1.8 million and $1.3 million from the Citizens Property Insurance Corporation (“Florida Citizens”) and Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”), respectively, as a result of extensive hurricane catastrophe losses in both states. Both of these assessments were paid in 2005 (reflected as a component of benefits, claims and settlement expenses). Beginning in May 2006, the Company is assessing its Florida and Louisiana property policyholders over the following 12-24 months to recoup these amounts. The Company continues to evaluate and implement actions to further mitigate its risk exposure in Florida and other hurricane-prone coastal areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement and further tightening of underwriting standards.

In June 2006, the Florida Office of Insurance Regulation issued an order to all insurers authorized to write property and casualty business in that state regarding an emergency assessment to offset obligations of the Florida Hurricane Catastrophe Fund and the Florida Hurricane Catastrophe Corporation. Insurers will be required to collect the assessment, equal to 1% of direct written premiums on property and casualty lines of business with limited exceptions, on all Florida policies written or renewed on or after January 1, 2007. On a quarterly basis, insurers will then remit to Florida all collected assessments. This emergency assessment will not impact the Company’s financial results.

New annuity deposits increased 1.2% compared to the first six months of 2005. In the current period, new scheduled annuity deposits increased slightly and single premium and rollover deposits were comparable to the first half of 2005. While new deposits to fixed accounts decreased 2.6%, or $2.4 million, compared to the prior year, new deposits to variable accounts increased 6.3%, or $4.3 million, compared to the first six months of 2005.

The Company utilizes a nationwide network of independent agents who comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 781 authorized agents at June 30, 2006. During the first six months of 2006, this channel generated $15.1 million in annualized new annuity sales for the Company compared to $16.7 million for the first six months of 2005.

Total annuity accumulated cash value of $3.4 billion at June 30, 2006 increased 7.4% compared to a year earlier, reflecting the increase from new business, continued favorable retention and improved financial market performance over the 12 months. At June 30, 2006, the number of annuity contracts outstanding of 163,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2005 and 1.9%, or 3,000 contracts, compared to June 30, 2005.

Variable annuity accumulated balances were 8.9% higher at June 30, 2006 than at June 30, 2005, and annuity segment contract charges earned increased 10.3%, or $0.9 million, compared to the first six months of 2005.

Life segment premiums and contract deposits declined 2.7%, or $1.4 million, compared to the first six months of 2005. The ordinary life insurance in force lapse ratio was 6.1% for the 12 months ended June 30, 2006, compared to 6.9% for the twelve months ended June 30, 2005.

In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In February 2006, the Company introduced Life by Design, a new portfolio of life insurance products. The Life by Design portfolio features new individual and joint whole life, and individual and joint term products. Included in the new choices are individual and joint 10-, 20- and 30-year level term policies. The policies have premiums that are guaranteed for the life of the customer and offer lower minimum face amounts. In March 2006, the Company introduced new annuity products. The Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed in partnership with Wilshire Associates, the Company’s fund advisors, GPA provides educators the opportunity to invest with fund families such as: T. Rowe Price, Fidelity, Alliance, Davis, Ariel Capital Management and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the right investment mix to meet their personal risk tolerance and retirement goals. Expanding Horizons is a new fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement. In May 2006, the Company added 12 new investment options to its variable annuity products. This included seven new lifecycle funds, with assets allocated among multiple investment classes within each fund, based on its specified targeted retirement year.

Net Investment Income

Pretax investment income of $101.7 million for the six months ended June 30, 2006 increased 5.9%, or $5.7 million, (5.6%, or $3.7 million, after tax) compared to the prior year. Growth in the size of the investment portfolio more than offset a decline in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 6.7% over the past 12 months. The average pretax yield on the investment portfolio was 5.3% (3.6% after tax) for the first six months of 2006, compared to a pretax yield of 5.4% (3.7% after tax) for the same period in 2005.

Net Realized Investment Gains

Net realized investment gains (pretax) were $4.5 million for the first six months of 2006 compared to $9.0 million in the prior year. There were no impairment charges from the Company’s fixed income security portfolio in either period. Net realized investment gains for the first six months of 2006 included $0.3 million from sales of securities for which impairment charges were recorded in 2005. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of June 30, 2006 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Loss
Corporate bonds
Banking and Finance	42	$386.8	$391.2	$(4.4)
Energy	55	223.4	229.2	(5.8)
Telecommunications	23	171.8	176.6	(4.8)
Utilities	28	170.5	176.0	(5.5)
Health Care	24	127.1	134.5	(7.4)
Insurance	13	94.9	96.6	(1.7)
Transportation	12	91.4	94.9	(3.5)
Food and Beverage	20	74.0	76.5	(2.5)
Real Estate	14	67.0	68.6	(1.6)
Aerospace and Defense	14	58.5	59.6	(1.1)
All Other Corporates (1)	153	481.0	492.8	(11.8)

Total corporate bonds	398	1,946.4	1,996.5	(50.1)
Mortgage-backed securities
U.S. government and federally sponsored agencies	436	770.3	799.4	(29.1)
Other	20	78.0	79.7	(1.7)
Municipal bonds	164	528.0	536.5	(8.5)
Government bonds
U.S.	7	233.2	237.7	(4.5)
Foreign	7	17.1	17.2	(0.1)
Collateralized debt obligations (2)	2	5.0	5.0	*
Asset-backed securities	15	68.1	68.9	(0.8)

Total fixed maturity securities	1,049	$3,646.1	$3,740.9	$(94.8)

*	Less than $0.1 million.
(1)	All Other Corporates category contains 19 additional industry classifications. Automobiles; broadcasting and media; industry, manufacturing; consumer products and technology represented $237.1 million of fair value at June 30, 2006, with the remaining 14 classifications each representing less than $35 million of the fair value at June 30, 2006.
(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at June 30, 2006.

At June 30, 2006, the Company’s diversified fixed maturity portfolio consisted of 1,256 investment positions, issued by 1,049 entities, and totaled approximately $3.6 billion in fair value. The portfolio was 94.8% investment grade, based on fair value, with an average quality rating of A+. At June 30, 2006, the portfolio had $123.2 million pretax of total gross unrealized losses related to 827 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at June 30, 2006, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of June 30, 2006

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	227	$994.1	$1,025.2	$(31.1)
7 through 12 months	213	1,142.5	1,195.5	(53.0)
13 through 24 months	84	375.6	394.4	(18.8)
25 through 36 months	38	211.8	223.5	(11.7)
37 through 48 months	4	25.5	27.9	(2.4)
Greater than 48 months	—	—	—	—

Total	566	$2,749.5	$2,866.5	$(117.0)

Non-investment grade
6 Months or less	154	$103.4	$106.8	$(3.4)
7 through 12 months	55	29.9	31.4	(1.5)
13 through 24 months	44	19.4	20.6	(1.2)
25 through 36 months	3	1.1	1.2	(0.1)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	256	$153.8	$160.0	$(6.2)

Not rated
6 Months or less	1	*	*	*
7 through 12 months	—	—	—	—
13 through 24 months	—	—	—	—
25 through 36 months	—	—	—	—
37 through 48 months	1	*	*	*
Greater than 48 months	3	2.2	2.2	—

Total	5	$2.2	$2.2	*

Grand total	827	$2,905.5	$3,028.7	$(123.2)

*	Less than $0.1 million.

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $2.0 million. No fixed maturity securities were trading below 80% of book value at June 30, 2006. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2006 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at June 30, 2006. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Change From Prior Year
	2006	2005	Percent	Amount
Property and casualty	$167.7	$176.8	-5.1%	$(9.1)
Annuity	0.1	(0.1)		0.2
Life	22.9	21.3	7.5%	1.6

Total	$190.7	$198.0	-3.7%	$(7.3)

Property and casualty catastrophe losses, included above (1)	$11.4	$4.0		$7.4

(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended June 30,
	2006	2005
Incurred claims and claim expenses:
Claims occurring in the current year	$179.8	$178.4
Increase (decrease) in estimated reserves for claims occurring in prior years (1):
Policies written by the Company (2)	(12.1)	(1.6)
Business assumed from state reinsurance facilities	—	—

Total (2)	(12.1)	(1.6)

Total claims and claim expenses incurred	$167.7	$176.8

Property and casualty loss ratio:
Total	62.8%	63.3%
Effect of catastrophe costs, included above (2)	4.5%	1.6%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(2)	The six months ended June 30, 2006 included development of prior years’ reserves for catastrophe losses in captions related to catastrophe losses/costs as well as captions related to prior years’ reserve development as follows: total property and casualty, unfavorable development of $1.4 million; voluntary automobile, favorable development of $1.5 million; and total property, unfavorable development of $2.9 million.

For the six months ended June 30, 2006, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting the decrease in estimated reserves for property and casualty claims occurring in prior years and favorable current year voluntary automobile claim frequency, partially offset by an increase in catastrophe losses. The Company’s catastrophe losses increased compared to a year earlier due to a greater number of spring and summer storms in the current period as well as increased severity of losses primarily from wind damage. Catastrophe losses in the current period included $1.4 million of adverse development of prior years’ catastrophe loss reserves, primarily due to increases in ultimate net settlement cost related to two third quarter 2005 events: a severe hail storm in Minnesota and Hurricane Katrina. The gross loss and loss adjustment expense estimate for Hurricane Katrina was increased to $82 million, which now exceeds the Company’s reinsurance limit of $80 million in effect during 2005. Excluding the adverse development of prior years’ catastrophe reserves, development of prior years’ property and casualty reserves had a $13.5 million favorable effect on benefits, claims and settlement expenses in the first half of 2006 and compared to $1.6 million of favorable development in the prior year period. The 2006 favorable development was the result of actual and remaining projected losses for prior years, primarily accident years 2005 and 2004, being below the level anticipated in the December 31, 2005 loss reserve estimate for both the voluntary automobile and property lines of business.

For the six months ended June 30, 2006, the voluntary automobile loss ratio of 61.8% decreased by 7.0 percentage points compared to the same period a year earlier including a 7.8 percentage point improvement due to the change in development of prior years’ reserves excluding the favorable development of prior years’ catastrophe reserves. The homeowners loss ratio of 63.0% for the six months ended June 30, 2006 increased 15.5 percentage points compared to a year earlier, primarily reflecting the higher level of catastrophe costs in 2006 as well as the effect of the increase in ceded premium as a result of the Company’s enhanced catastrophe reinsurance program which added approximately 4.5 percentage points to the current period ratio. Catastrophe costs, including adverse development of prior years’ catastrophe reserves in 2006, represented 15.0 percentage points of the homeowners loss ratio for the current period compared to 4.9 percentage points for the prior year, representing an increase of 10.1 percentage points.

For the annuity segment, benefits increased by a minimal amount compared to the prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.6 million at June 30, 2006, compared to $0.7 million at December 31, 2005 and $0.2 million at June 30, 2005.

Interest Credited to Policyholders

	Six Months Ended June 30,		Change From Prior Year
	2006	2005	Percent	Amount
Annuity	$42.3	$39.7	6.5%	$2.6
Life	17.8	17.0	4.7%	0.8

Total	$60.1	$56.7	6.0%	$3.4

Compared to prior year, the current period increase in annuity segment interest credited reflected a 7.0% increase in average accumulated fixed deposits, partially offset by a 2 basis point decline in the average annual interest rate credited to 4.38%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the six months ended June 30, 2006 and 2005 were 123 basis points and 136 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security, the corresponding net interest spreads were 122 and 134 basis points.

As of June 30, 2006, fixed annuity account values totaled $2.0 billion, including $1.8 billion of deferred annuities. Approximately 13% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 74% of account values had minimum guaranteed rates of 4.5% or greater. For $1.5 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, the Company may experience additional fixed annuity spread compression in future periods.

Operating Expenses

For the first six months of 2006, operating expenses increased 2.8%, or $1.7 million, compared to the prior year, with the growth rate containment primarily reflecting benefits from the Company’s expense control initiatives. The property and casualty expense ratio of 24.0% for the six months ended June 30, 2006 increased 1.9 percentage points compared to the prior year, including the significant effect on this ratio of a reduced level of premiums earned due in part to higher catastrophe reinsurance premiums.

The Company offers long-term care insurance, variable and fixed interest rate universal life policies (“Life Partner Products”), and equity indexed annuities and single premium immediate annuities (“Annuity Partner Products”), with three third-party vendors underwriting and bearing the risk of such insurance, and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents decreased approximately $0.1 million during the first six months of 2006. Sales of Annuity Partner products were $10.6 million in the first six months of 2006, compared to $3.8 million in the first six months of 2005 when these products were first introduced. The amount of Life Partner Product and Annuity Partner Product commissions received by the Company in the first six months of 2006, in excess of costs for agent commissions and commission related expenses, was approximately $1.2 million, compared to approximately $0.8 million for the same period in 2005.

In July 2006, the Company announced that effective January 1, 2007 it would eliminate the current health care benefits for individuals 65 years of age and over and establish a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible individuals under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 thousand to their HRA account to use for covered expenses incurred on or after age 65. Also, the new plan does not provide life insurance benefits to individuals who retired in 1994 or later. As a result of the changes in the plan for other postretirement benefits, the Company anticipates a reduction in its operating expenses of approximately $2.6 million over the last six months of 2006, $5.3 million in 2007 and $1.5 million in 2008.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the six months ended June 30, 2006, the combined amortization of policy acquisition expenses and intangible assets was $39.5 million compared to $40.3 million recorded for the same period in the prior year. Amortization of intangible assets was $2.9 million for the six months ended June 30, 2006 compared to $3.1 million for the same period a year earlier. The June 30, 2006 valuation of Annuity VIF resulted in a $0.1 million increase in amortization compared to a $0.4 million increase in amortization from a similar valuation at June 30, 2005.

Amortized policy acquisition expenses were $36.6 million for the first six months of 2006 compared to $37.2 million for the same period in 2005. The June 30, 2006 valuation of annuity deferred policy acquisition costs resulted in a $0.2 million increase in amortization compared to a $2.4 million increase in amortization resulting from a similar valuation at June 30, 2005. For the life segment, the June 30, 2006 valuation of deferred policy acquisition costs resulted in a $0.2 million decrease in amortization compared to a $0.5 million decrease from the 2005 valuation. The remaining increases in amortized policy acquisition costs were due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains, was 29.8% for the six months ended June 30, 2006 compared to 26.0% for the same period in 2005. Income from investments in tax-advantaged securities reduced the effective income tax rate 5.8 and 4.6 percentage points for the six months ended June 30, 2006 and 2005, respectively.

As previously disclosed, for the six months ended June 30, 2005, the Company’s federal income tax expense reflected a reduction of $2.7 million as a result of closing tax years 1996 and 1997 with favorable resolution of the contingent tax liabilities. The Company also received interest on income tax refunds of $1.4 million, which was recorded by the Company as pretax income in the second quarter of 2005.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At June 30, 2006, the Company had federal income tax returns for the 2002 through 2004 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $3.7 million of contingent tax liabilities related to those open tax years.

Net Income

For the six months ended June 30, 2006, the Company’s net income excluding net realized investment gains, while somewhat below the prior year, exceeded management’s expectations. Net income in the first six months of 2005 benefited by approximately $3.6 million from interest on income tax refunds and a reduction in contingent tax liabilities. In the current period, earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, somewhat offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. The property and casualty combined ratio was 86.8% for the first six months of 2006. The Company’s catastrophe losses for the current period were higher than those for a year ago. Net income in the first half of 2006 benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves compared to the same period in 2005. Annuity segment net income improved compared to the first half of 2005, while life segment net income decreased over the same period.

Net income by segment and net income per share were as follows:

	Six Months Ended June 30,		Change From Prior Year
	2006	2005	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$38.8	$41.9	-7.4%	$(3.1)
Annuity	6.5	5.5	18.2%	1.0
Life	7.0	8.1	-13.6%	(1.1)
Corporate and other (1)	(1.6)	4.7		(6.3)

Net income	$50.7	$60.2	-15.8%	$(9.5)

Effect of catastrophe costs, after tax, included above	$(7.8)	$(2.9)		$(4.9)

Diluted:
Net income per share	$1.11	$1.29	-14.0%	$(0.18)

Weighted average number of shares and equivalent shares (in millions)	46.5	47.8	-2.7%	(1.3)
Property and casualty combined ratio:
Total	86.8%	85.4%		1.4%
Effect of catastrophe costs, included above	4.5%	1.7%		2.8%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with how management evaluates the results of those segments.

For the six months ended June 30, 2006, net income for the property and casualty segment decreased as described above.

Compared to the first six months of 2005, annuity segment net income for the current period increased, primarily reflecting a reduced level of amortization of deferred policy acquisition costs and value of acquired insurance in force in the current period partially offset by the non-recurring tax refund interest received in 2005.

Life segment net income decreased compared to the first half of 2005. Higher investment income and improved mortality were offset by a decrease in premiums earned and an increase in disability reserves.

The change in net income for the corporate and other segment compared to the first half of 2005 was due primarily to the decrease in net realized investment gains and the increase in debt interest expense in the current period, as well as the $2.7 million reduction in federal income tax expense in the prior year from the elimination of the contingent tax liability for the 1996 and 1997 tax years.

Return on shareholders’ equity based on net income was 12% and 13% for the trailing 12 months ended June 30, 2006 and 2005, respectively.

Based on results for the first half of 2006, at the time of this Quarterly Report on Form 10-Q, management anticipates that 2006 full year net income before realized investment gains and losses will be within a range of $1.80 to $1.95 per share. This projection anticipates continued favorable underlying property and casualty loss trends, while remaining appropriately cautious regarding potential catastrophe losses in the last six months of the year. Consistent with the Company’s previous projection for 2006, this projection also reflects additional costs of approximately $0.16 per share associated with an enhanced catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At June 30, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 20.9% of the common shares outstanding per their SEC filing on Form 13F as of March 31, 2006, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s fifth largest shareholder with 4.0% of the common shares outstanding per their SEC filing on Form 13F as of March 31, 2006, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2006, net cash provided by operating activities decreased compared to the same period in 2005 including a decline in premiums received.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for the share repurchase program also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2006 without prior approval are approximately $74 million, of which $13 million was paid during the six months ended June 30, 2006. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

In March and April 2006, the Company repurchased a portion of the outstanding Senior Convertible Notes ($155.9 million aggregate principal amount, $74.1 million carrying value) at an aggregate cost of $73.4 million. The repurchases were initially funded by $74.0 million in borrowings under the Company’s Bank Credit Facility.

In April 2006, the Company issued $125.0 million aggregate principal amount of 6.85% senior notes, which will mature on April 15, 2016 (“Senior Notes due 2016”), at a discount of 0.305%. As of June 30, 2006, $74.0 million of the net proceeds were used to repay in full the balance then outstanding on the Bank Credit Facility. See “Capital Resources” for a description of additional repurchases of Senior Convertible Notes which occurred subsequent to June 30, 2006 and management’s anticipated utilization of the remaining net proceeds.

For the six months ended June 30, 2006, receipts from annuity contracts increased 1.2%. Annuity contract benefits and withdrawals increased $10.4 million, or 17.1%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 91.1% and 94.2%, respectively, for the 12 month period ended June 30, 2006. Net transfers to variable annuity accumulated cash values increased $5.3 million, or 8.7%, compared to the prior year.

Contractual Obligations

The annual disclosure of the Company’s contractual obligations was provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. With the exception of the Company’s long-term debt obligations, the Company’s contractual obligations at June 30, 2006 were not materially different than those at December 31, 2005. Discussion of the recent changes in the Company’s long-term debt obligations, including transactions that occurred subsequent to June 30, 2006, is included in “Capital Resources”. The table below identifies the future payments due on debt obligations that were outstanding as of June 30, 2006.

	Payments Due By Period As of June 30, 2006
	Total	Less Than 1 Year (2006)(1)	1 - 3 Years (2007 and 2008)	3 - 5 Years (2009 and 2010)	More Than 5 Years (2011 and beyond)
Long-Term Debt Obligations (2):
Senior Convertible Notes Due May 14, 2032 (3)	$89.8	$0.6	$0.6	—	$88.6
Senior Notes Due June 15, 2015	115.9	2.3	9.1	$9.1	95.4
Senior Notes Due April 15, 2016	210.4	4.1	17.1	17.1	172.1

Total debt obligations	$416.1	$7.0	$26.8	$26.2	$356.1

(1)	July 1, 2006 through December 31, 2006.
(2)	Includes principal and interest.
(3)	The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 7, 2007 and holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 as further described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The total capital of the Company was $780.0 million at June 30, 2006, including $241.4 million of long-term debt and no short-term debt outstanding. Total debt represented 28.9% of total capital excluding unrealized investment gains and losses (31.0% including unrealized investment gains and losses) at June 30, 2006, which was above the Company’s long-term target of 25%.

Shareholders’ equity was $538.6 million at June 30, 2006, including a net unrealized loss in the Company’s investment portfolio of $55.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $728.8 million and $16.95, respectively, at June 30, 2006. Book value per share was $12.53 at June 30, 2006 ($13.82 excluding investment fair value adjustments).

As of June 30, 2006, the Company had outstanding $88.6 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 7, 2007. Holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027. Detailed information regarding the contingent cash interest, conversion and redemption terms of the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In September 2002, the Company’s Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Senior Convertible Notes. As described in “Cash Flow — Financing Activities”, the Company repurchased $155.9 million aggregate principal amount, $74.1 million carrying value, of the outstanding Senior Convertible Notes in March and April 2006. In July 2006, the Company repurchased an additional $20.0 million aggregate principal amount, $9.5 million carrying value, of the Senior Convertible Notes utilizing a portion of the excess proceeds from the issuance of the Senior Notes due 2016. The repurchases through April 2006 were initially funded by borrowings totaling $74.0 million under the Company’s Bank Credit Facility. See discussion regarding Senior Notes due 2016 below.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of June 30, 2006, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

On April 21, 2006, the Company issued $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. The Senior Notes due 2016 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption. $74.0 million of the net proceeds were used to repay in full the $74.0 million balance then outstanding on the Bank Credit Facility and $9.4 million was used in July 2006 for additional repurchases of Senior Convertible Notes. Remaining net proceeds are anticipated by management to be used to further reduce corporate indebtedness and for general corporate purposes.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2006, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $100.0 million and expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at June 30, 2006. To initially fund the repurchases of the Senior Convertible Notes, the Company borrowed $67.0 million in March 2006 and $7.0 million in April 2006 under the Bank Credit Facility and subsequently repaid this balance in full on April 21, 2006 utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, described above.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75.0 million face amount of Senior Notes due 2015 and $125.0 million face amount of Senior Notes due 2016 were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.

Total shareholder dividends were $9.2 million for the six months ended June 30, 2006. In March and May 2006, the Board of Directors announced regular quarterly dividends of $0.105 per share.

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

Assigned ratings as of August 1, 2006 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of August 1, 2006
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3(stable)	Baa3(stable)
A.M. Best	A-(stable)	bbb-(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

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

Recent Accounting Changes

FIN 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. This standard will be effective as of the beginning of the first fiscal year beginning after December 15, 2006. FIN 48 provides recognition of tax benefits from tax-return positions only if it is more likely than not the position will be sustainable, upon examination, on its technical merits and any relevant administrative practices or precedents. The amount of the tax benefit to be recognized is the greatest amount of benefit that is cumulatively greater than 50% likely of being recognized based upon the probabilities of amounts that could be realized upon ultimate settlement. In addition, FIN 48 requires tabular disclosure of beginning and ending balances of unrecognized tax benefits and an evaluation of any possible ultimate settlement in the next 12 months. The Company does not anticipate any significant impact from the implementation of FIN 48.

SOP 05-1

In October 2005, the American Institute of Certified Public Accountants issued Statement Of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. This SOP will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management is currently assessing the impact of the SOP but believes that its adoption will not have a material effect on the results of operations or financial position of the Company.

Other Matters

In 2002, the Company began providing fixed and variable annuity options to Chicago Public School (“CPS”) employees through the CPS 403(b) program. Based on advice of counsel, the Company did not believe that registration with the SEC was required. When it came to light that the issue was not free from doubt, management consulted current counsel and the SEC. As a result of these consultations, the Company is in the process of registering with the SEC the CPS variable annuity product and CPS Separate Account. Once the registration is complete, the Company will be in compliance with applicable law and regulation. At the time of this Report on Form 10-Q, management anticipates the registration process to be completed prior to the end of the third quarter of 2006 and believes that resolution of the matter will not have a material impact on the Company’s results of operations or financial position.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2006 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 24, 2006. The results of the matters submitted to a vote of security holders are shown in the table below.

	Votes For	Votes Against	Abstentions
Votes representing 40,890,124 shares of Common Stock were represented and cast regarding Proposal 1.
Election of the following nominees to hold the office of Director until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified:
William W. Abbott	40,778,071	112,053	—
Mary H. Futrell	40,732,217	157,907	—
Stephen J. Hasenmiller	38,229,276	2,660,848	—
Louis G. Lower II	40,771,515	118,609	—
Joseph J. Melone	40,781,348	108,776	—
Jeffrey L. Morby	38,105,597	2,784,527	—
Shaun F. O’Malley	38,100,310	2,789,814	—
Charles A. Parker	38,227,240	2,662,884	—
Votes representing 40,890,124 shares of Common Stock were represented and cast regarding Proposal 2.
Ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s auditors for the year ended December 31, 2006.	39,991,058	839,848	59,218

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the six months ended June 30, 2006 which has not been filed with the SEC.

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

HORACE MANN EDUCATORS CORPORATION (Registrant)

Date August 8, 2006	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date August 8, 2006	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date August 8, 2006	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2006

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Management contracts and compensatory plans are indicated by an asterisk (*).

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