Form 10-Q
period 2006-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2006-11-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006, 43,050,539 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2006, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 9, 2006

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2006, $3,412,162; 2005, $3,466,276)	$3,426,330	$3,513,451
Fixed maturity securities on loan (amortized cost 2006, $382,899; 2005, $189,008)	380,024	189,851

Total fixed maturities	3,806,354	3,703,302
Short-term and other investments	159,282	100,195
Short-term investments, loaned securities collateral	391,484	192,995

Total investments	4,357,120	3,996,492
Accrued investment income and premiums receivable	107,535	103,141
Deferred policy acquisition costs	247,158	233,630
Goodwill	47,396	47,396
Value of acquired insurance in force	12,552	16,322
Other assets	91,769	109,936
Separate Account (variable annuity) assets	1,414,011	1,333,690

Total assets	$6,277,541	$5,840,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,912,196	$1,818,997
Interest-sensitive life contract liabilities	635,059	617,708
Unpaid claims and claim expenses	331,943	350,761
Future policy benefits	184,550	182,997
Unearned premiums	208,016	201,594

Total policy liabilities	3,271,764	3,172,057
Other policyholder funds	145,471	146,078
Liability for securities lending agreements	389,815	191,870
Other liabilities	208,128	225,435
Short-term debt	—	—
Long-term debt	231,966	190,886
Separate Account (variable annuity) liabilities	1,414,011	1,333,690

Total liabilities	5,661,155	5,260,016

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2006, 60,530,210; 2005, 60,475,399	61	60
Additional paid-in capital	346,136	345,251
Retained earnings	610,029	553,712
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	7,038	28,446
Minimum pension liability adjustment	(14,301)	(14,301)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	616,386	580,591

Total liabilities and shareholders’ equity	$6,277,541	$5,840,607

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Insurance premiums and contract charges earned	$162,759	$158,387	$487,314	$494,907
Net investment income	53,152	48,912	154,804	144,921
Net realized investment gains	794	87	5,282	9,137

Total revenues	216,705	207,386	647,400	648,965

Benefits, losses and expenses
Benefits, claims and settlement expenses	102,177	130,615	292,925	328,588
Interest credited	30,964	29,360	91,087	86,054
Policy acquisition expenses amortized	18,094	17,275	54,719	54,443
Operating expenses	32,954	34,898	95,273	95,841
Amortization of intangible assets	1,287	1,219	4,195	4,307
Interest expense	3,672	2,275	9,448	6,603

Total benefits, losses and expenses	189,148	215,642	547,647	575,836

Income (loss) before income taxes	27,557	(8,256)	99,753	73,129
Income tax expense (benefit)	8,250	(9,277)	29,700	11,953

Net income	$19,307	$1,021	$70,053	$61,176

Net income per share
Basic	$0.45	$0.02	$1.63	$1.43

Diluted	$0.43	$0.02	$1.55	$1.32

Weighted average number of shares and equivalent shares (in thousands)
Basic	43,006	42,933	42,997	42,895
Diluted	45,002	43,686	46,023	47,829
Comprehensive income (loss)
Net income	$19,307	$1,021	$70,053	$61,176
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	62,650	(47,157)	(21,408)	(40,835)
Change in minimum pension liability adjustment	—	—	—	—

Other comprehensive income (loss)	62,650	(47,157)	(21,408)	(40,835)

Total	$81,957	$(46,136)	$48,645	$20,341

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
Common stock
Beginning balance	$60	$60
Options exercised, 2006, 54,050 shares; 2005, 114,224 shares	1	—
Conversion of Director Stock Plan units, 2006, 761 shares; 2005, 761 shares	—	—

Ending balance	61	60

Additional paid-in capital
Beginning balance	345,251	343,178
Options exercised and conversion of Director Stock Plan units	885	1,899

Ending balance	346,136	345,077

Retained earnings
Beginning balance	553,712	494,665
Net income	70,053	61,176
Cash dividends, $0.315 per share	(13,736)	(13,659)

Ending balance	610,029	542,182

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	14,145	70,880
Change in net unrealized gains and losses on fixed maturities and equity securities	(21,408)	(40,835)
Change in minimum pension liability adjustment	—	—

Ending balance	(7,263)	30,045

Treasury stock, at cost
Beginning and ending balance, 2006 and 2005, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$616,386	$584,787

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows - operating activities
Premiums collected	$497,323	$514,221
Policyholder benefits paid	(320,315)	(316,116)
Policy acquisition and other operating expenses paid	(162,237)	(168,078)
Federal income taxes (paid) recovered	(12,633)	1,096
Investment income collected	155,657	142,953
Interest expense paid	(4,210)	(4,143)
Contribution to defined benefit pension plan trust fund	(6,450)	(4,514)
Other	4,921	7,804

Net cash provided by operating activities	152,056	173,223

Cash flows - investing activities
Fixed maturities
Purchases	(735,128)	(789,494)
Sales	395,115	367,368
Maturities	202,109	216,241
Net cash used in short-term and other investments	(59,525)	(18,169)

Net cash used in investing activities	(197,429)	(224,054)

Cash flows - financing activities
Dividends paid to shareholders	(13,736)	(13,659)
Principal repayments to Bank Credit Facility	—	(25,000)
Exercise of stock options	866	1,881
Proceeds from issuance of Senior Notes due 2016	123,485	—
Proceeds from issuance of Senior Notes due 2015	—	74,245
Repurchase of Senior Convertible Notes	(82,846)	—
Repurchase of Senior Notes due 2006	—	(29,077)
Annuity contracts, variable and fixed
Deposits	241,122	240,170
Benefits and withdrawals	(110,456)	(91,483)
Net transfer to Separate Account (variable annuity) assets	(87,731)	(86,487)
Net decrease in life policy account balances	(4,162)	(3,497)
Change in bank overdrafts	(21,169)	(16,262)

Net cash provided by financing activities	45,373	50,831

Net increase (decrease) in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2006 and 2005

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of September 30, 2006, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2006 and 2005 and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Beginning in 2005, restricted common stock units were issued under the 2002 Plan. As of September 30, 2006 and December 31, 2005, 262,077 and 190,157 restricted common stock units, respectively, were outstanding representing an equal number of common shares to be issued in the future.

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

Note 2 - Share-Based Compensation-(Continued)

Net income and net income per share recognizing the compensation cost of share-based compensation plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income
As reported	$19,307	$1,021	$70,053	$61,176
Add: Share-based compensation expense, after tax, included in reported net income	164	—	492	—
Deduct: Share-based compensation expense, after tax, determined under the fair value based method for all awards (1) (2)	164	11	492	34

Adjusted (2)	$19,307	$1,010	$70,053	$61,142

Net income per share – basic
As reported	$0.45	$0.02	$1.63	$1.43

Adjusted (2)	$0.45	$0.02	$1.63	$1.43

Net income per share – diluted
As reported	$0.43	$0.02	$1.55	$1.32

Adjusted (2)	$0.43	$0.02	$1.55	$1.32

(1)	There were 17,250 options granted in the nine months ended September 30, 2006 having a weighted average grant date fair value of $5.16. The fair market value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.6%; expected dividend yield of 2.2%; expected life of 5.5 years; and expected volatility (based on historical volatility) of 30.5%. The weighted average fair value of nonvested options outstanding on January 1, 2006 was $5.43. Total unrecognized compensation expense relating to the nonvested options outstanding as of September 30, 2006 was approximately $1,600, which will be recognized over the remainder of the vesting period currently scheduled to be completed in May 2010. The nine-month expense amounts represent three-fourths of the full year expense, reflecting options granted through September 30, 2006 and 2005, respectively, and vesting during the respective calendar years.
(2)	For 2005, this represents the pro forma result as if the Company had previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation”.

Note 2 - Share-Based Compensation-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices Per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2005	$19.05	$13.88-$33.87	4,546,050	4,006,950	1,954,286
Granted	$17.72	$16.66-$18.17	17,250	—	(17,250)
Vested	$18.74	$16.96-$19.04	—	152,559	—
Exercised	$14.44	$13.88-$17.56	(54,050)	(54,050)	—
Forfeited	$23.17	$13.88-$33.87	(118,200)	(118,200)	118,200

At September 30, 2006	$18.97	$13.88-$33.87	4,391,050	3,987,259	2,055,236	*

*	Common stock shares issuable for the 262,077 restricted common stock units outstanding at September 30, 2006 would also draw on this available for grant balance. The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares.

For options outstanding at September 30, 2006, information segregated by ranges of exercise prices was as follows:

				Vested and Exercisable Options
	Weighted Average Option Price per Share	Range of Option Prices per Share	Total Options Outstanding	Options	Weighted Average Option Price per Share	Weighted Average Remaining Contractual Term
At September 30, 2006
	$18.38	$13.88-$20.80	4,029,150	3,625,359	$18.35	4.8 years
	$22.73	$21.64-$29.21	271,500	271,500	$22.73	3.4 years
	$33.87	$33.87	90,400	90,400	$33.87	1.6 years

Total	$18.97	$13.88-$33.87	4,391,050	3,987,259	$19.00	4.6 years

As of September 30, 2006, based on a closing stock price of $19.23 per share, the aggregate intrinsic (in-the-money) value of vested options and all options outstanding was approximately $5,000.

Note 3 - Debt

Indebtedness outstanding was as follows:

	September 30, 2006	December 31, 2005
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $68,553 and $244,500 less unaccrued discount of $35,990 and $128,362 (3.0% imputed rate)	32,563	116,138
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $232 and $252 (6.1% imputed rate)	74,768	74,748
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $365 (6.9% imputed rate)	124,635	—

Total	$231,966	$190,886

The Bank Credit Facility, 1.425% Senior Convertible Notes due 2032 (“Senior Convertible Notes”) and 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In March, April and July 2006, the Company repurchased $175,947 aggregate principal amount, $83,575 carrying value, of the outstanding Senior Convertible Notes. The aggregate cost of the repurchases was $82,846. The March and April repurchases were initially funded utilizing the Company’s Bank Credit Facility and the July repurchase was funded with cash proceeds from the issuance of the Senior Notes due 2016.

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

$74,000 of the net proceeds from the issuance of the Senior Notes due 2016 were used to repay in full the $74,000 balance then outstanding on the Bank Credit Facility. As described above, an additional $9,419 of the net proceeds was used in July 2006 for additional repurchases of Senior Convertible Notes. Remaining net proceeds are anticipated by management to be used to further reduce corporate indebtedness and for general corporate purposes.

Note 3 - Debt-(Continued)

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

Debt Retirement Gain

The repurchases of the Senior Convertible Notes during the nine months ended September 30, 2006 resulted in a pretax gain for the period of $159, which was reported as a component of interest expense for this period.

Note 4 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		September 30, 2006
Rating of Fixed Maturity Securities (1)	September 30, 2006	December 31, 2005	Fair Value (2)	Amortized Cost
AAA	44.3%	43.3%	$1,687,012	$1,694,938
AA	7.8	7.5	296,888	298,320
A	20.9	24.1	795,810	786,805
BBB	21.8	19.5	829,144	818,168
BB	1.3	2.0	52,209	52,498
B	3.7	3.4	140,986	141,436
CCC or lower	0.1	0.1	2,759	1,350
Not rated (3)	0.1	0.1	1,546	1,546

Total	100.0%	100.0%	$3,806,354	$3,795,061

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category is comprised of $1,546 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 98.9% of these private placement securities as investment grade.

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

	Percent of Total		Fair Value
	September 30, 2006	December 31, 2005	September 30, 2006
Due in 1 year or less	8.3%	6.9%	$315,419
Due after 1 year through 5 years	27.0	27.8	1,028,752
Due after 5 years through 10 years	37.0	39.2	1,405,359
Due after 10 years through 20 years	9.1	9.7	347,866
Due after 20 years	18.6	16.4	708,958

Total	100.0%	100.0%	$3,806,354

The average option adjusted duration for the Company’s fixed maturity securities was 5.4 years at September 30, 2006 and 5.5 years at December 31, 2005.

Note 4 - Investments-(Continued)

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of September 30, 2006 and December 31, 2005, fixed maturities with a fair value of $380,024 and $189,851, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2006 and 2005.

	Defined Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic pension expense:
Service cost	$—	$—	$—	$—
Interest cost	436	624	1,594	1,874
Expected return on plan assets	(414)	(595)	(1,512)	(1,783)
Recognized net actuarial loss	265	381	967	1,141
Settlement loss (gain)	288	(17)	1,050	807

Net periodic pension expense	$575	$393	$2,099	$2,039

	Supplemental Defined Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic pension expense:
Service cost	$(7)	$(8)	$(21)	$(22)
Interest cost	227	230	683	688
Expected return on plan assets	—	—	—	—
Recognized net actuarial loss	154	156	460	468
Settlement loss	—	—	—	—

Net periodic pension expense	$374	$378	$1,122	$1,134

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

In September 2006, the Company contributed $6,450 to the defined benefit plan and does not anticipate making any additional contributions to this plan during the remaining three months of 2006. Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company expects to contribute $1,057 to the supplemental defined benefit plans in 2006, of which $855 was contributed during the nine months ended September 30, 2006.

In addition to providing pension benefits, the Company also provides health care and life insurance benefits to certain retired employees, who meet the Plan’s eligibility requirements, and their eligible dependents. The following table summarizes the components of the net periodic benefit cost of postretirement benefits other than pension for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Components of net periodic cost (gain):
Service cost	$11	$21	$25	$65
Interest cost	353	450	645	1,348
Amortization of prior service cost	(1,244)	(178)	(1,362)	(538)
Recognized net actuarial loss (gain)	(524)	118	(446)	354

Net periodic benefit cost (gain)	$(1,404)	$411	$(1,138)	$1,229

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, the Company expects to contribute $2,072 to the postretirement benefit plan in 2006, of which $1,679 was contributed during the nine months ended September 30, 2006.

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

As a result of the changes in the plan for other postretirement benefits, the Company anticipates a reduction in its postretirement benefit expenses of approximately $2,300 in 2006, $4,500 in 2007 and $2,300 in 2008.

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

Three months ended September 30, 2006	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$259,691	$9,428	$1,975	$252,238
Premiums and contract charges earned	170,412	9,439	1,786	162,759
Benefits, claims and settlement expenses	105,762	4,235	650	102,177

Three months ended September 30, 2005
Premiums written and contract deposits	$262,106	$15,426	$2,193	$248,873
Premiums and contract charges earned	171,263	15,452	2,576	158,387
Benefits, claims and settlement expenses	185,733	58,866	3,748	130,615

Nine months ended September 30, 2006
Premiums written and contract deposits	$747,000	$28,688	$5,558	$723,870
Premiums and contract charges earned	510,787	29,248	5,775	487,314
Benefits, claims and settlement expenses	316,968	25,977	1,934	292,925

Nine months ended September 30, 2005
Premiums written and contract deposits	$751,288	$28,592	$7,229	$729,925
Premiums and contract charges earned	515,274	29,578	9,211	494,907
Benefits, claims and settlement expenses	388,063	68,352	8,877	328,588

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with how management evaluates the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to debt service, realized investment gains and losses and certain public company expenses, within the past four years such items have included debt retirement costs/gains and restructuring charges. Summarized financial information for these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Insurance premiums and contract charges earned
Property and casualty	$133,679	$130,336	$400,835	$409,892
Annuity	4,953	4,551	14,593	13,277
Life	24,127	23,500	71,886	71,738

Total	$162,759	$158,387	$487,314	$494,907

Net investment income
Property and casualty	$8,879	$8,252	$25,806	$24,689
Annuity	30,395	28,401	89,078	84,017
Life	13,592	12,403	39,688	36,778
Corporate and other	565	139	1,071	288
Intersegment eliminations	(279)	(283)	(839)	(851)

Total	$53,152	$48,912	$154,804	$144,921

Net income (loss)
Property and casualty	$14,453	$(8,037)	$53,277	$33,886
Annuity	3,340	6,462	9,857	11,942
Life	3,945	1,984	10,996	10,093
Corporate and other	(2,431)	612	(4,077)	5,255

Total	$19,307	$1,021	$70,053	$61,176

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$938	$853	$3,138	$3,197
Life	349	366	1,057	1,110

Total	$1,287	$1,219	$4,195	$4,307

	September 30, 2006	December 31, 2005
Assets
Property and casualty	$915,000	$895,467
Annuity	4,025,380	3,809,648
Life	1,244,908	1,080,451
Corporate and other	124,808	79,813
Intersegment eliminations	(32,555)	(24,772)

Total	$6,277,541	$5,840,607

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

For the nine months ended September 30, 2006, the Company’s net income excluding net realized investment gains significantly exceeded the same period in the prior year primarily due to lower catastrophe losses for the current period compared to the significant level experienced a year ago. Net income in the first nine months of 2006 also benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves compared to the same period in 2005. In the current period, earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, somewhat offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. The property and casualty combined ratio was 88.3% for the first nine months of 2006 compared to 95.3% for the same period in 2005. Annuity segment net income decreased compared to the first nine months of 2005, while life segment net income improved over the same period. Net income in the first nine months of 2005 benefited by approximately $10.1 million from a reduction in contingent tax liabilities and interest on income tax refunds.

Premiums written and contract deposits decreased 1% compared to the first nine months of 2005. In 2006, the additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented an $8.7 million decrease to current year premiums, while the first nine months of 2005 reflected a decrease of $8.9 million due to additional ceded premiums to reinstate its property and casualty catastrophe reinsurance coverage following hurricane catastrophe recoveries. In addition to the effect of reinsurance costs, the decrease in property and casualty premiums written reflected a decrease in average automobile premium per policy — primarily due to the continued improvement in the quality of this book of business — and a slight decline in policies in force compared to prior year. As a result of recent initiatives, new automobile sales units increased 7% in both the third quarter and year-to-date compared to 2005. This sales growth, along with continued improvements in retention, resulted in quarterly sequential increases in voluntary automobile policies in force for both the second and third quarters, driven primarily by growth in educator policies. Annuity contract deposits increased slightly compared to a year ago and life segment insurance premiums and contract deposits decreased compared to the prior year.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	September 30, 2006			December 31, 2005
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$84.6	$139.7	$224.3	$77.3	$144.3	$221.6
Automobile other	4.7	2.6	7.3	13.9	5.7	19.6
Homeowners	13.7	42.2	55.9	14.4	52.0	66.4
All other	5.3	29.9	35.2	7.6	27.5	35.1

Total	$108.3	$214.4	$322.7	$113.2	$229.5	$342.7

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of outside adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, regulatory and court actions and changes in economic conditions and trends could be expected to impact the longer-tail automobile liability product line more extensively than other lines. Given the relatively large proportion (approximately 60% to 70%) of the Company’s reserves that are in the longer-tail automobile liability lines, the Company’s exposure to these risks will be more significant.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include future financial market performance, interest rate spreads, business surrender/lapse rates and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At September 30, 2006, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Valuation of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security not impaired at acquisition, or if the Company does not have the ability or intent to hold a debt security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

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

To the extent that actual experience differs from the Company’s assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders’ equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.1 million and $1.5 million, respectively. In addition, for every $1 million increase (decrease) in the value of pension plan assets, there is an equal increase (decrease) in AOCI.

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2006	2005	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$396.7	$403.5	-1.7%	$(6.8)
Involuntary and other property & casualty	11.0	9.7	13.4%	1.3

Total property & casualty	407.7	413.2	-1.3%	(5.5)
Annuity deposits	241.1	240.2	0.4%	0.9
Life	75.1	76.5	-1.8%	(1.4)

Total	$723.9	$729.9	-0.8%	$(6.0)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2006	2005	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$393.0	$403.5	-2.6%	$(10.5)
Involuntary and other property & casualty	7.8	6.4	21.9%	1.4

Total property & casualty	400.8	409.9	-2.2%	(9.1)
Annuity	14.6	13.3	9.8%	1.3
Life	71.9	71.7	0.3%	0.2

Total	$487.3	$494.9	-1.5%	$(7.6)

For the first nine months of 2006, the Company’s premiums written and contract deposits decreased 0.8% compared to the prior year. In 2006, the additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented an $8.7 million decrease to current year premiums, while the first nine months of 2005 reflected a decrease of $8.9 million due to additional ceded premiums to reinstate its property and casualty catastrophe reinsurance coverage following hurricane catastrophe recoveries. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 833 at September 30, 2006, reflecting a decrease of 1.9% compared to 849 agents at September 30, 2005 and a decrease of 2.6% compared to 855 agents at December 31, 2005. The decline in the number of agents over the nine months ended September 30, 2006 was due in part to the strategic restructuring of the Company’s agencies in catastrophe-prone areas of Florida and Louisiana. At the time of this Quarterly Report on Form 10-Q, management anticipates growth in the size of the Company’s exclusive agent force in the remainder of 2006, although tempered somewhat by increased selectivity in agent geographic placement as the Company more aggressively manages its property and casualty risk exposure. Of the current period-end total, 244 agents were in their first 24 months with the Company, reflecting a decrease of 7.2% compared to September 30, 2005. Terminations of agents in their first 24 months with the Company in the current period were at a higher level than was experienced in the first nine months of 2005. The number of experienced agents in the agent force, 589, increased 0.5% compared to a year earlier.

The Company is beginning the transition from a single person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed product specialists, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the roll-out of this model. At the time of this Quarterly Report on Form 10-Q, management anticipates 35 agents and 15 agency managers will complete this training in 2006, with approximately 185 agents and the remaining 42 agency managers targeted for training in 2007. Property and casualty initiatives to support that transition and drive business growth include expanding to more states the Company’s Educator Segmentation Model — a more precise approach to pricing automobile business – and its Product Management Organization — focusing on localized approaches to pricing, underwriting and marketing. The Company is also developing a new property and casualty policy administration system with an automated point-of-sale front end. Annuity and life initiatives included the roll out of a new lineup of Horace Mann manufactured and branded products, as described below.

For the first nine months of 2006, total sales, which include the independent agent distribution channel, increased 2.6% compared to a year earlier. A 3.4% increase in annuity new business was comprised of a 5.2% increase in annuity business from the Company’s career agents, including an increase in sales of partner company products, partially offset by a 5.6% decline in new business from independent agents. New automobile sales units increased 7% in both the third quarter and year-to-date compared to 2005. In total, career agent sales for the first nine months of 2006 increased 3.7% compared to the same period in 2005, reflecting an increase in average overall productivity per agent. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written decreased 1.7%, or $6.8 million, in the first nine months of 2006 with the components of catastrophe reinsurance costs which affect premiums being comparable in amount as described above. The automobile average written premium per policy decreased while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. In addition, written premium was impacted by the slight decline in policies in force. At September 30, 2006, there were 531,000 voluntary automobile and 265,000 homeowners policies in force, for a total of 796,000 policies, compared to a total of 797,000 policies at December 31, 2005 and 799,000 at September 30, 2005.

To curtail the decline in automobile policies in force, in 2005 the Company implemented both short- and medium-term initiatives to increase new business and improve policy retention. Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 86% at September 30, 2006 compared to 85% at September 30, 2005. Through September 30, 2006, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2005.

Voluntary automobile premium written decreased 3.9% ($11.2 million) compared to the first nine months of 2005. Average written premium per policy decreased 3% compared to a year ago and average earned premium per policy also decreased 3% for the same period. As of September 30, 2006, automobile policies in force decreased by 1,000 compared to September 30, 2005 and increased by 2,000 compared to June 30, 2006 and 4,000 compared to March 31, 2006, with the improved trend primarily reflecting the increase in educator policies over the last several quarters.

Homeowners premium written increased 3.8% ($4.4 million) compared to the first nine months of 2005 including the components of catastrophe reinsurance costs described above. Average written premium per policy increased 3% for homeowners compared to a year earlier and average earned premium per policy increased 4%. Homeowners policies in force decreased 2,000 compared to September 30, 2005 and 1,000 compared to December 31, 2005, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas.

In 2005, the Company was assessed $1.8 million and $1.3 million from the Citizens Property Insurance Corporation (“Florida Citizens”) and Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”), respectively, as a result of extensive hurricane catastrophe losses in both states. Both of these assessments were paid in 2005 (reflected as a component of benefits, claims and settlement expenses). Beginning in May 2006, the Company is assessing its Florida and Louisiana property policyholders over the following 12-24 months to recoup these amounts. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement and further tightening of underwriting standards.

In June 2006, the Florida Office of Insurance Regulation issued an order to all insurers authorized to write property and casualty business in that state regarding an emergency assessment to offset obligations of the Florida Hurricane Catastrophe Fund and the Florida Hurricane Catastrophe Corporation. Insurers will be required to collect the assessment, equal to 1% of direct written premiums on property and casualty lines of business with limited exceptions, on all Florida policies written or renewed on or after January 1, 2007. On a quarterly basis, insurers will then remit to Florida all collected assessments. In September 2006, Louisiana Citizens issued an emergency assessment equal to 3.6% of direct written premiums effective January 1, 2007. This assessment will be collected by insurers from property and casualty policyholders and remitted to Louisiana in a process similar to the one described for Florida. These emergency assessments will not impact the Company’s financial results.

New annuity deposits increased 0.4% compared to the first nine months of 2005. In the current period, new scheduled annuity deposits as well as single premium and rollover deposits increased slightly compared to the first nine months of 2005. While new deposits to fixed accounts decreased 2.1%, or $3.0 million, compared to the prior year, new deposits to variable accounts increased 4.0%, or $3.9 million, compared to the first nine months of 2005.

The Company utilizes a nationwide network of independent agents who comprise a second distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 795 authorized agents at September 30, 2006. During the first nine months of 2006, this channel generated $25.2 million in annualized new annuity sales for the Company compared to $26.7 million for the first nine months of 2005.

Total annuity accumulated cash value of $3.5 billion at September 30, 2006 increased 7.5% compared to a year earlier, reflecting the increase from new business, continued favorable retention and improved financial market performance over the 12 months. At September 30, 2006, the number of annuity contracts outstanding of 163,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2005 and 1.9%, or 3,000 contracts, compared to September 30, 2005.

Variable annuity accumulated balances were 9.4% higher at September 30, 2006 than at September 30, 2005 and annuity segment contract charges earned increased 9.8%, or $1.3 million, compared to the first nine months of 2005.

Life segment premiums and contract deposits declined 1.8%, or $1.4 million, compared to the first nine months of 2005. The ordinary life insurance in force lapse ratio was 6.0% for the 12 months ended September 30, 2006 compared to 6.6% for the twelve months ended September 30, 2005.

In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In February 2006, the Company introduced Life by Design, a new portfolio of life insurance products. The Life by Design portfolio features new individual and joint whole life, and individual and joint term products. Included in the new choices are individual and joint 10-, 20- and 30-year level term policies. The policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. In March 2006, the Company introduced new annuity products. The Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed in partnership with Wilshire Associates, the Company’s fund advisors, GPA provides educators the opportunity to invest with fund families such as: T. Rowe Price, Fidelity, Alliance, Davis, Ariel Capital Management and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the investment mix that meets their personal risk tolerance and retirement goals. Expanding Horizon is a new fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement. In May 2006, the Company added 12 new investment options to its variable annuity products. This included seven new lifecycle funds, with assets allocated among multiple investment classes within each fund, based on its specified targeted retirement year.

Net Investment Income

Pretax investment income of $154.8 million for the nine months ended September 30, 2006 increased 6.8%, or $9.9 million, (6.5%, or $6.4 million, after tax) compared to the prior year. The increase reflects growth in the size of the investment portfolio and a slight increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 6.0% over the past 12 months. The average pretax yield on the investment portfolio was 5.4% (3.6% after tax) for the first nine months of 2006, compared to a pretax yield of 5.3% (3.6% after tax) for the same period in 2005.

Net Realized Investment Gains

Net realized investment gains (pretax) were $5.3 million for the first nine months of 2006 compared to $9.1 million in the prior year. In the nine months ended September 30, 2006, the Company recorded an impairment of $0.1 million related to fixed income securities from one issuer. There were no impairment charges from the Company’s fixed income security portfolio for the nine months ended September 30, 2005. Net realized investment gains for the first nine months of 2006 included $0.3 million from sales of securities for which impairment charges were recorded in the fourth quarter of 2005 and gains realized for the first nine months of 2005 included $1.9 million from sales of securities for which impairment charges were recorded in 2003. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of September 30, 2006 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain (Loss)
Corporate bonds
Banking and Finance	43	$394.4	$389.7	$4.7
Energy	57	254.0	249.7	4.3
Telecommunications	24	184.2	182.3	1.9
Utilities	27	176.7	174.8	1.9
Health Care	23	155.6	155.9	(0.3)
Insurance	13	98.6	96.6	2.0
Transportation	12	97.6	97.9	(0.3)
Food and Beverage	20	78.2	78.5	(0.3)
Automobiles	9	60.1	59.3	0.8
Real Estate	13	56.4	56.7	(0.3)
All Other Corporates (1)	149	489.7	486.3	3.4

Total corporate bonds	390	2,045.5	2,027.7	17.8
Mortgage-backed securities
U.S. government and federally sponsored agencies	433	768.9	780.6	(11.7)
Other	20	87.7	87.3	0.4
Municipal bonds	161	537.3	530.8	6.5
Government bonds
U.S.	8	237.4	239.3	(1.9)
Foreign	6	17.7	17.2	0.5
Collateralized debt obligations (2)	1	3.0	3.0	*
Asset-backed securities	17	108.9	109.2	(0.3)

Total fixed maturity securities	1,036	$3,806.4	$3,795.1	$11.3

*	Less than $0.1 million.
(1)	All Other Corporates category contains 19 additional industry classifications. Metal and mining; broadcasting and media; defense; technology; cable and industry, manufacturing represented $282.6 million of fair value at September 30, 2006, with the remaining 13 classifications each representing less than $35 million of the fair value at September 30, 2006.
(2)	All of the securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at September 30, 2006.

At September 30, 2006, the Company’s diversified fixed maturity portfolio consisted of 1,257 investment positions, issued by 1,036 entities, and totaled approximately $3.8 billion in fair value. The portfolio was 94.8% investment grade, based on fair value, with an average quality rating of A+. At September 30, 2006, the portfolio had $48.6 million pretax of total gross unrealized losses related to 601 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at September 30, 2006, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of September 30, 2006

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	28	$32.9	$33.2		$(0.3)
7 through 12 months	117	633.1	641.8		(8.7)
13 through 24 months	206	1,113.2	1,141.1		(27.9)
25 through 36 months	36	188.9	194.3		(5.4)
37 through 48 months	11	56.9	60.3		(3.4)
Greater than 48 months	—	—	—		—

Total	398	$2,025.0	$2,070.7		$(45.7)

Non-investment grade
6 Months or less	82	$45.8	$46.5		$(0.7)
7 through 12 months	55	31.6	32.5		(0.9)
13 through 24 months	59	29.7	30.9		(1.2)
25 through 36 months	3	1.1	1.2		(0.1)
37 through 48 months	—	—	—		—
Greater than 48 months	—	—	—		—

Total	199	$108.2	$111.1		$(2.9)

Not rated
Total, all greater than 48 months	4	$1.5	$1.5	$	*

Grand total	601	$2,134.7	$2,183.3		$(48.6)

*	Less than $0.1 million.

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.3 million. No fixed maturity securities were trading below 80% of book value at September 30, 2006. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2006 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at September 30, 2006. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Change From Prior Year
	2006	2005	Percent	Amount
Property and casualty	$257.6	$296.2	-13.0%	$(38.6)
Annuity	0.7	0.4	75.0%	0.3
Life	34.6	32.0	8.1%	2.6

Total	$292.9	$328.6	-10.9%	$(35.7)

Property and casualty catastrophe losses, included above (1)	$18.6	$39.5		$(20.9)

(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended September 30,
	2006	2005
Incurred claims and claim expenses:
Claims occurring in the current year	$274.8	$304.0
Increase (decrease) in estimated reserves for claims occurring in prior years (1):
Policies written by the Company (2)	(17.2)	(7.8)
Business assumed from state reinsurance facilities	—	—

Total (2)	(17.2)	(7.8)

Total claims and claim expenses incurred	$257.6	$296.2

Property and casualty loss ratio:
Total	64.3%	72.3%
Effect of catastrophe costs, included above (2)	4.7%	11.1%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(2)	The nine months ended September 30, 2006 included development of prior years’ reserves for catastrophe losses in captions related to catastrophe losses/costs as well as captions related to prior years’ reserve development as follows: total property and casualty, unfavorable development of $1.4 million; voluntary automobile, favorable development of $1.5 million; and total property, unfavorable development of $2.9 million.

For the nine months ended September 30, 2006, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting a decrease in catastrophe losses, the decrease in estimated reserves for property and casualty claims occurring in prior years and favorable current year voluntary automobile claim frequency. The Company’s catastrophe losses decreased compared to a year earlier, primarily reflecting the significant level of hurricane losses incurred in 2005. The current period did, however, reflect higher non-hurricane related catastrophe losses, including third quarter hail storms in Minnesota, as well as increased severity of non-hurricane losses primarily from wind damage. Catastrophe losses in the current period included $1.4 million of adverse development of prior years’ catastrophe loss reserves (recorded in the second quarter), primarily due to increases in ultimate net settlement cost related to two third quarter 2005 events: a severe hail storm in Minnesota and Hurricane Katrina. The gross loss and loss adjustment expense estimate for Hurricane Katrina was increased to $82 million, which now exceeds the Company’s reinsurance limit of $80 million in effect during 2005. Excluding the adverse development of prior years’ catastrophe reserves, development of prior years’ property and casualty reserves had an $18.6 million favorable effect on benefits, claims and settlement expenses in the first nine months of 2006 compared to $7.8 million of favorable development in the prior year period. The 2006 favorable development was the result of actual and remaining projected losses for prior years, primarily accident years 2005 and 2004, being below the level anticipated in the December 31, 2005 loss reserve estimate for both the voluntary automobile and property lines of business, which was driven by emerging claim trends related to frequency, severity and claims handling.

For the nine months ended September 30, 2006, the voluntary automobile loss ratio of 64.5% decreased by 2.9 percentage points compared to the same period a year earlier, including a 3.9 percentage point improvement due to the change in development of prior years’ reserves excluding the favorable development of prior years’ catastrophe reserves. The homeowners loss ratio of 61.4% for the nine months ended September 30, 2006 decreased 21.1 percentage points compared to a year earlier, primarily reflecting the higher level of catastrophe costs in 2005 as well as the effect of the increase in ceded premium as a result of the Company’s enhanced catastrophe reinsurance program which added approximately 4.3 percentage points to the current period ratio. Catastrophe costs, including adverse development of prior years’ catastrophe reserves in 2006, represented 14.6 percentage points of the homeowners loss ratio for the current period compared to 35.4 percentage points for the prior year, representing a decrease of 20.8 percentage points.

For the annuity segment, benefits increased by a minimal amount compared to the prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.7 million at September 30, 2006, compared to $0.7 million at December 31, 2005 and $0.5 million at September 30, 2005.

Interest Credited to Policyholders

	Nine Months Ended September 30,		Change From Prior Year
	2006	2005	Percent	Amount
Annuity	$64.2	$60.4	6.3%	$3.8
Life	26.9	25.7	4.7%	1.2

Total	$91.1	$86.1	5.8%	$5.0

Compared to prior year, the current period increase in annuity segment interest credited reflected a 6.8% increase in average accumulated fixed deposits, partially offset by a 2 basis point decline in the average annual interest rate credited to 4.37%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the nine months ended September 30, 2006 and 2005 were 125 basis points and 131 basis points, respectively. Excluding the benefit of prepayment income on a structured mortgage-backed security, the corresponding net interest spreads were 125 and 130 basis points.

As of September 30, 2006, fixed annuity account values totaled $2.1 billion, including $1.8 billion of deferred annuities. Approximately 14% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 74% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, the Company may experience additional fixed annuity spread compression in future periods.

Operating Expenses

For the first nine months of 2006, operating expenses decreased 0.5%, or $0.5 million, compared to the prior year, primarily reflecting benefits from the Company’s expense control initiatives. The property and casualty expense ratio of 24.0% for the nine months ended September 30, 2006 increased 1.0 percentage point compared to the prior year, including the effect on this ratio of a reduced level of premiums earned.

The Company offers long-term care insurance, variable and fixed interest rate universal life policies (“Life Partner Products”), and equity indexed annuities and single premium immediate annuities (“Annuity Partner Products”), with three third-party vendors underwriting and bearing the risk of such insurance, and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents decreased approximately $0.1 million during the first nine months of 2006. Sales of Annuity Partner products were $18.5 million in the first nine months of 2006, compared to $9.7 million in the first nine months of 2005 when these products were first introduced. The amount of Life Partner Product and Annuity Partner Product commissions received by the Company in the first nine months of 2006, in excess of costs for agent commissions and commission related expenses, was approximately $1.9 million, compared to approximately $1.1 million for the same period in 2005.

In July 2006, the Company announced that effective January 1, 2007 it would eliminate the current health care benefits for individuals 65 years of age and over and establish a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible individuals under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 thousand to their HRA account to use for covered expenses incurred on or after age 65. Also, the new plan does not provide life insurance benefits to individuals who retired in 1994 or later. As a result of the changes in the plan for other postretirement benefits, a reduction in postretirement benefit expenses of approximately $1.5 million was recognized in the third quarter of 2006 and the Company anticipates a reduction in its postretirement benefit expenses of approximately $2.3 million in 2006, $4.5 million in 2007 and $2.3 million in 2008.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the nine months ended September 30, 2006, the combined amortization of policy acquisition expenses and intangible assets was $58.9 million compared to $58.7 million recorded for the same period in the prior year. Amortization of intangible assets was $4.2 million for the nine months ended September 30, 2006 compared to $4.3 million for the same period a year earlier. The September 30, 2006 valuation of Annuity VIF resulted in a $0.1 million increase in amortization compared to a $0.3 million increase in amortization from a similar valuation at September 30, 2005.

Amortized policy acquisition expenses were $54.7 million for the first nine months of 2006 compared to $54.4 million for the same period in 2005. The September 30, 2006 valuation of annuity deferred policy acquisition costs resulted in a $0.2 million increase in amortization compared to a $2.0 million increase in amortization resulting from a similar valuation at September 30, 2005. For the life segment, the September 30, 2006 valuation of deferred policy acquisition costs resulted in a $0.1 million decrease in amortization compared to a $0.6 million decrease from the 2005 valuation. The remaining increases in amortized policy acquisition costs were due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains, was 29.8% for the nine months ended September 30, 2006 compared to 16.3% for the same period in 2005. Income from investments in tax-advantaged securities reduced the effective income tax rate 5.8 and 7.7 percentage points for the nine months ended September 30, 2006 and 2005, respectively.

As previously disclosed, for the nine months ended September 30, 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million as a result of closing tax years 1996 through 2001 with favorable resolution of the contingent tax liabilities. The Company also received interest on income tax refunds of $1.4 million, which was recorded by the Company as pretax income in the second quarter of 2005. No similar reductions to federal income tax expense were recorded in 2006.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At September 30, 2006, the Company had federal income tax returns for the 2002 through 2005 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $4.0 million of contingent tax liabilities related to those open tax years.

Net Income

For the nine months ended September 30, 2006, the Company’s net income excluding net realized investment gains significantly exceeded the same period in the prior year primarily due to lower catastrophe losses for the current period compared to the significant level experienced a year ago. Net income in the first nine months of 2006 also benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves compared to the same period in 2005. In the current period, earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, somewhat offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. The property and casualty combined ratio was 88.3% for the first nine months of 2006 compared to 95.3% for the same period in 2005. Annuity segment net income decreased compared to the first nine months of 2005, while life segment net income improved over the same period. Net income in the first nine months of 2005 benefited by approximately $10.1 million from a reduction in contingent tax liabilities and interest on income tax refunds.

Net income by segment and net income per share were as follows:

	Nine Months Ended September 30,		Change From Prior Year
	2006	2005	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$53.3	$33.9	57.2%	$19.4
Annuity	9.9	11.9	-16.8%	(2.0)
Life	11.0	10.1	8.9%	0.9
Corporate and other (1)	(4.1)	5.3		(9.4)

Net income	$70.1	$61.2	14.5%	$8.9

Effect of catastrophe costs, after tax, included above	$(12.5)	$(31.8)		$19.3

Diluted:
Net income per share	$1.55	$1.32	17.4%	$0.23

Weighted average number of shares and equivalent shares (in millions)	46.0	47.8	-3.8%	(1.8)
Property and casualty combined ratio:
Total	88.3%	95.3%		-7.0%
Effect of catastrophe costs, included above	4.8%	11.6%		-6.8%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with how management evaluates the results of those segments.

For the nine months ended September 30, 2006, net income for the property and casualty segment increased as described above.

Compared to the first nine months of 2005, annuity segment net income for the current period decreased, primarily reflecting the favorable resolution of contingent tax liabilities and tax refund interest received in 2005, with no similar benefit in 2006, partially offset by a reduced level of amortization of deferred policy acquisition costs and value of acquired insurance in force in the current period.

Life segment net income increased compared to the first nine months of 2005. Higher investment income was partially offset by an increase in life reserves. Mortality was comparable in both years.

The change in net income for the corporate and other segment compared to the first nine months of 2005 was due primarily to the $5.5 million reduction in federal income tax expense in the prior year from the elimination of the contingent tax liability for the 1996 through 2001 tax years as well as the current period decrease in net realized investment gains and the increase in debt interest expense.

Return on shareholders’ equity based on net income was 15% for the trailing 12 months ended September 30, 2006 and 2005.

Based on results for the first nine months of 2006 and in anticipation of continued favorable underlying property and casualty loss trends, at the time of this Quarterly Report on Form 10-Q, management estimates that 2006 full year net income before realized investment gains and losses will be within a range of $1.90 to $2.05 per share. Consistent with the Company’s previous projection for 2006, this projection also reflects additional costs of approximately $0.16 per share associated with an enhanced catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At September 30, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 16.5% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2006, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. In addition, T. Rowe Price Associates, Inc., HMEC’s eighth largest shareholder with 3.3% of the common shares outstanding per their SEC filing on Form 13F as of June 30, 2006, is the investment advisor for three of the mutual funds offered to the Company’s annuity customers.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2006, net cash provided by operating activities decreased compared to the same period in 2005 including a decline in premiums received and an increase in federal income tax payments.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for the share repurchase program also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2006 without prior approval are approximately $74 million, of which $13 million was paid during the nine months ended September 30, 2006 and an additional $8 million was declared in September 2006 and subsequently paid in October 2006. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

In March, April and July 2006, the Company repurchased a portion of the outstanding Senior Convertible Notes ($175.9 million aggregate principal amount, $83.6 million carrying value) at an aggregate cost of $82.8 million. The March and April repurchases were initially funded by $74.0 million in borrowings under the Company’s Bank Credit Facility and the July repurchase was funded with cash proceeds from the issuance of the Senior Notes due 2016.

In April 2006, the Company issued $125.0 million aggregate principal amount of 6.85% senior notes, which will mature on April 15, 2016 (“Senior Notes due 2016”), at a discount of 0.305%. As of September 30, 2006, $74.0 million of the net proceeds were used to repay in full the balance then outstanding on the Bank Credit Facility and $9.4 million of the net proceeds was used in July 2006 for additional repurchase of Senior Convertible Notes. See “Capital Resources” for a description of management’s anticipated utilization of the remaining net proceeds.

For the nine months ended September 30, 2006, receipts from annuity contracts increased 0.4% compared to the prior year. Annuity contract benefits and withdrawals increased $19.0 million, or 20.8%, compared to the first nine months of 2005. Cash value retentions for variable and fixed annuity options were 91.2% and 93.8%, respectively, for the 12 month period ended September 30, 2006. Net transfers to variable annuity accumulated cash values increased $1.2 million, or 1.4%, compared to the prior year.

Contractual Obligations

The annual disclosure of the Company’s contractual obligations was provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. With the exception of the Company’s long-term debt obligations, the Company’s contractual obligations at September 30, 2006 were not materially different than those at December 31, 2005. Discussion of the recent changes in the Company’s long-term debt obligations is included in “Capital Resources”. The table below identifies the future payments due on debt obligations that were outstanding as of September 30, 2006.

	Payments Due By Period As of September 30, 2006
	Total	Less Than 1 Year (2006)(1)	1 - 3 Years (2007 and 2008)	3 –5 Years (2009 and 2010)	More Than 5 Years (2011 and beyond)
Long-Term Debt Obligations (2):
Senior Convertible Notes Due May 14, 2032 (3)	$69.5	$0.5	$0.5	—	$68.5
Senior Notes Due June 15, 2015	115.9	2.3	9.1	$9.1	95.4
Senior Notes Due April 15, 2016	210.4	4.1	17.1	17.1	172.1

Total debt obligations	$395.8	$6.9	$26.7	$26.2	$336.0

(1)	October 1, 2006 through December 31, 2006.
(2)	Includes principal and interest.
(3)	The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 7, 2007 and holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 as further described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

The total capital of the Company was $848.4 million at September 30, 2006, including $232.0 million of long-term debt and no short-term debt outstanding. Total debt represented 27.6% of total capital excluding unrealized investment gains and losses (27.3% including unrealized investment gains and losses) at September 30, 2006, which was modestly above the Company’s long-term target of 25%.

Shareholders’ equity was $616.4 million at September 30, 2006, including a net unrealized gain in the Company’s investment portfolio of $7.0 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $827.4 million and $19.23, respectively, at September 30, 2006. Book value per share was $14.33 at September 30, 2006 ($14.17 excluding investment fair value adjustments).

As of September 30, 2006, the Company had outstanding $68.6 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 7, 2007. Holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027. Detailed information regarding the contingent cash interest, conversion and redemption terms of the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In September 2002, the Company’s Board of Directors authorized the Company to repurchase, from time to time, for cash or other consideration, its Senior Convertible Notes. As described in “Cash Flow — Financing Activities”, the Company repurchased $175.9 million aggregate principal amount, $83.6 million carrying value, of the outstanding Senior Convertible Notes in March, April and July 2006. See discussion regarding Senior Notes due 2016 below.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of September 30, 2006, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of September 30, 2006, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $100.0 million and expires on May 30, 2009. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.175% on an annual basis at September 30, 2006. To initially fund the repurchases of the Senior Convertible Notes, the Company borrowed $67.0 million in March 2006 and $7.0 million in April 2006 under the Bank Credit Facility and subsequently repaid this balance in full on April 21, 2006 utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, described above.

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

Total shareholder dividends were $13.7 million for the nine months ended September 30, 2006. In March, May and September 2006, the Board of Directors announced regular quarterly dividends of $0.105 per share.

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

Assigned ratings as of November 1, 2006 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of November 1, 2006
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

Recent Accounting Changes

SFAS No. 158 and the Pension Protection Act of 2006

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which requires recognition in the statement of financial position of the over or underfunded status of defined benefit pension plans and other postretirement benefit plans, measured as the difference between the fair value of plan assets and the projected benefit obligation for the pension plan and the accumulated benefit obligation for the Company’s other postretirement benefit plans. This effectively requires the recognition of all previously unrecognized actuarial gains and losses and unamortized prior service cost as a component of accumulated other comprehensive income, net of tax. In addition, SFAS No. 158 requires, on a prospective basis, the actuarial gains and losses and the prior service costs and credits that arise during any reporting period but are not recognized as components of net periodic benefit cost be recognized as a component of other comprehensive income, net of tax, the measurement date of the plans is also required to be the same as the statement of financial position, and disclosure in the notes to the financial statements must contain certain effects on the net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. Guidance relating to the recognition of the over or underfunded status of the plan and additional disclosure requirements is effective for years ending after December 15, 2006. Guidance relating to the measurement date of the plans is effective for the years ending after December 15, 2008; however, this provision will have no impact on the Company. There is no impact on results of operations or cash flows. Retrospective application of this standard is not permitted. Based on management’s current interpretation and the most recent measurement date of the Company’s defined benefit pension plan and postretirement benefit plan of December 31, 2005, and also incorporating the disclosed changes to the Company’s retiree health care benefit plan, if the standard had been effective and adopted as of December 31, 2005, shareholders’ equity and book value per share would have increased by approximately $7 million and $0.16, respectively, and the debt to total capital ratio would have decreased approximately 0.2 points. Actual adoption impacts will be based on the most recent measurement date of the plans as of December 31, 2006.

Also during the third quarter of 2006, the federal government enacted the Pension Protection Act of 2006 (the “Act”) which changes the manner in which pension funding is determined. The new rules are effective for funding beginning in 2008. Management is currently reviewing the implications of the Act, but does not expect it to have a material impact on funding.

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of December 31, 2005.

The Company’s obligations have not changed as a result of these developments. The pension and other postretirement plans are subject to revision at the discretion of management. Any revisions could result in significant changes to the Company’s pension plan obligations and the obligation to fund the plans.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Generally, the provisions of this statement are to be applied prospectively as of the beginning of the fiscal year of adoption. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements. Management is currently assessing the impact of this SFAS but anticipates that its adoption will not have a material effect on the results of operations or financial position of the Company.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. The guidance provided in this SAB is applicable for annual financial statements covering the first fiscal year ending after November 15, 2006. SAB 108 addresses diversity in practice in quantifying financial statement misstatements and the potential under current practice for buildup of improper amounts on the balance sheet. Management believes that this guidance will not have a material effect on the Company’s results of operations or financial position.

FIN 48

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. This standard will be effective as of the beginning of the first fiscal year beginning after December 15, 2006. FIN 48 provides recognition of tax benefits from tax return positions only if it is more likely than not the position will be sustainable, upon examination, on its technical merits and any relevant administrative practices or precedents. The amount of the tax benefit to be recognized is the greatest amount of benefit that is cumulatively greater than 50% likely of being recognized based upon the probabilities of amounts that could be realized upon ultimate settlement. In addition, FIN 48 requires tabular disclosure of beginning and ending balances of unrecognized tax benefits and an evaluation of any possible ultimate settlement in the next 12 months. The Company does not anticipate any significant impact from the implementation of FIN 48.

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

Other Matters

In 2002, the Company began providing fixed and variable annuity options to Chicago Public School (“CPS”) employees through the CPS 403(b) program. Based on advice of counsel, the Company did not believe that registration with the SEC was required. When it came to light that the issue was not free from doubt, management consulted current counsel and the SEC. As a result of these consultations, the Company registered the CPS group variable annuity product and the CPS Separate Account with the SEC and was notified by the SEC that the registrations were declared effective on October 16, 2006. With the registration complete, the Company is in compliance with applicable law and regulation. At the time of this Quarterly Report on Form 10-Q, management believes that resolution of the matter will not have a material impact on the Company’s results of operations or financial position.

The Company described proposed regulations regarding the nature of Section 403(b) arrangements, including annuities, in “Business — Regulation — Regulation at Federal Level” in its Annual Report on Form 10-K for the year ended December 31, 2005. While these proposals are still being considered, it is now understood that any changes generally would be effective no earlier than January 1, 2008 versus the previously proposed effective date of January 1, 2007. At the time of this Quarterly Report on Form 10-Q, the final form of any changes, their timing, or their impact on the Section 403(b) market is unknown.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2006 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the nine months ended September 30, 2006 which has not been filed with the SEC.

Item 6: Exhibits

Exhibit No.	Description

(a) The following items are filed as Exhibits.

(10)	Material contracts:

10.1*        Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

10.1(a)* Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

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

HORACE MANN EDUCATORS CORPORATION (Registrant)

Date November 9, 2006	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date November 9, 2006	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date November 9, 2006	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2006

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description

(10)	Material contracts:

10.1*        Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

10.1(a)* Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

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