Form 10-K
period 2006-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2007-03-01
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2006, was $728.8 million.

As of February 15, 2007, 43,125,906 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.	Business

Forward-looking Information

It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Item 1A. Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2006 were $969.4 million and net income was $98.7 million. The Company’s total assets were $6.3 billion at December 31, 2006. The property and casualty segment, whose primary products are private passenger automobile and homeowners insurance, accounted for 55% of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2006; the annuity and life insurance segments together accounted for 45% of insurance premiums written and contract deposits for the year ended December 31, 2006 (34% and 11%, respectively).

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 17,000 school districts in the U.S.

The Company’s investment portfolio had an aggregate fair value of $4.3 billion at December 31, 2006. Investments consist principally of investment grade, publicly traded fixed income securities.

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

Louis G. Lower II, Chief Executive Officer of HMEC, timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) on June 15, 2006 without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2005, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

Hist ory

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2006 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums written and contract deposits	$969.4	$972.6	$998.4	$955.5	$899.3
Insurance premiums and contract charges earned	653.9	664.9	674.7	643.5	625.2
Net investment income	209.0	194.6	191.4	184.7	196.0
Realized investment gains (losses)	10.9	9.8	12.2	25.5	(49.4)
Total revenues	873.8	869.3	878.3	853.7	771.8
Amortization of intangible assets (1)	6.1	5.1	6.0	5.0	5.7
Interest expense	13.1	8.9	6.8	6.3	8.5
Income before income taxes	140.3	94.0	69.7	19.2	7.7
Net income (2)	98.7	77.3	56.3	19.0	11.3
Ratio of earnings to fixed charges (3)	2.0x	1.8x	1.6x	1.2x	1.1x
Per Share Data (4):
Net income:
Basic	$2.29	$1.80	$1.32	$0.44	$0.28
Diluted	$2.19	$1.67	$1.25	$0.44	$0.28
Shares of Common Stock - weighted average:
Basic	43.0	42.9	42.8	42.7	40.9
Diluted	45.8	47.9	47.3	42.9	41.2
Shares of Common Stock - ending outstanding	43.1	43.0	42.8	42.7	42.7
Cash dividends	$0.42	$0.42	$0.42	$0.42	$0.42
Book value per share	$15.25	$13.51	$13.45	$12.42	$12.39
Balance Sheet Data, at Year End:
Total investments	$4,302.2	$3,996.5	$3,657.2	$3,385.7	$3,130.6
Total assets	6,329.7	5,840.6	5,371.9	4,953.2	4,453.6
Total policy liabilities	3,301.4	3,172.1	3,010.6	2,787.0	2,585.2
Short-term debt	—	—	25.0	25.0	—
Long-term debt	232.0	190.9	144.7	144.7	144.7
Total shareholders’ equity	657.1	580.6	576.2	530.5	528.8
Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$539.8	$546.9	$562.3	$546.5	$524.9
Annuity	325.7	320.1	327.0	296.6	261.5
Life	103.9	105.6	109.1	112.4	112.9
Total	969.4	972.6	998.4	955.5	899.3
Net income (loss)
Property and casualty	$74.3	$45.0	$27.6	$(17.8)	$19.9
Annuity	13.2	15.1	12.6	14.4	17.0
Life	14.5	13.4	14.8	13.4	18.9
Corporate and other (2) (6)	(3.3)	3.8	1.3	9.0	(44.5)
Total	98.7	77.3	56.3	19.0	11.3

(1)	Amortization of intangible assets is comprised of amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company.

(2)	In 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million from the closing of tax years 1996 through 2001 with favorable resolution of the contingent tax liabilities related to those prior tax years.

(3)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on interest-sensitive contracts.

(4)	Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company’s common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and restricted stock units. The Company’s Senior Convertible Notes, which were issued in May 2002, are considered potentially dilutive securities and are included in the calculation of diluted earnings per share, to the extent dilutive, per Emerging Issues Task Force (“EITF”) issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”.

(5)	Information regarding assets by segment at December 31, 2006, 2005 and 2004 is contained in “Notes to Consolidated Financial Statements — Note 13 — Segment Information” listed on page F-1 of this report.

(6)	The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, restructuring charges, debt retirement costs, litigation charges and certain public company expenses.

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

Exclusive Agency Force

A cornerstone of the Company’s marketing strategy is its exclusive sales force of full-time employee agents trained to sell multiline products. As of December 31, 2006, the Company employed 848 full-time agents, approximately 80% of which are licensed by the National Association of Securities Dealers, Inc. (“NASD”) to sell variable annuities and variable universal life policies. Many of the Company’s agents were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed product specialists, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. In 2006, 34 agents and 15 agency managers completed this training. At the time of this Annual Report on Form 10-K, management anticipates that approximately 190 agents and the remaining 42 agency managers will complete the training in 2007, with the majority of the entire agency force targeted for training by the end of 2009. Property and casualty initiatives to support that transition and drive business growth include expanding to more states the Company’s Educator Segmentation Model — a more precise approach to pricing automobile business — and its Product Management Organization — focusing on localized approaches to pricing, underwriting and marketing. The Company is also developing a new property and casualty policy administration system with an automated point-of-sale front end. Annuity and life initiatives included the roll out of a new lineup of Horace Mann manufactured and branded products, as described in “Annuity Segment” and “Life Segment”.

Broadening Distribution Options

In 2001, to complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll deduction slots in school systems across the country which are assigned to Horace Mann, the Company began building a network of independent agents to distribute the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have exclusive agents, the independent agents complement the annuity capabilities of the Company’s agents in under-penetrated areas. At December 31, 2006, there were 735 independent agents approved to market the Company’s annuity products throughout the U.S. During 2006, collected contract deposits from this distribution channel were approximately $47 million.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2006, based on direct insurance premiums and contract deposits for all product lines, the top five states and their portion of total premiums were North Carolina, 7.0%; Florida, 6.9%; Illinois, 6.0%; California, 5.9%; and South Carolina, 5.4%.

HMEC’s property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2006:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
Florida	$51.8	9.3%
California	46.9	8.4
North Carolina	40.2	7.2
Minnesota	38.5	6.9
Texas	27.6	4.9
Louisiana	26.2	4.7
Pennsylvania	24.9	4.4
South Carolina	23.8	4.3
Maine	18.1	3.2
Michigan	17.7	3.2

Total of top ten states	315.7	56.5
All other areas	242.8	43.5

Total direct premiums	$558.5	100.0%

(1)	Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2006:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total

State
Illinois	$46.7	10.7%
South Carolina	30.3	7.0
North Carolina	29.1	6.7
Virginia	27.6	6.3
Indiana	17.3	4.0
Texas	17.2	3.9
Tennessee	16.6	3.8
Florida	16.3	3.8
Pennsylvania	15.4	3.5
Minnesota	14.3	3.3

Total of top ten states	230.8	53.0
All other areas	204.6	47.0

Total direct premiums	$435.4	100.0%

(1)	Defined as collected premiums before reinsurance and is determined under statutory accounting principles.

National, State and Local Education Associations

The Company has had a long relationship with the National Education Association (“NEA”), the nation’s largest confederation of state and local teachers’ associations, and many of the state and local education associations affiliated with the NEA. The NEA has approximately 2.8 million members. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management at least annually. The NEA and its affiliated state and local associations sponsor various insurance products and services of the Company and its competitors. The Company does not pay the NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for certain special functions and advertising that appears in NEA and state education association publications.

From 1984 to September 1993 and beginning again in September 1996, the NEA purchased from the Company educator excess professional liability insurance for all of its members. The NEA’s contract to purchase this insurance from the Company will expire in August 2007. At the time of this Annual Report on Form 10-K, management anticipates that the NEA will not renew this contract. Premiums from this product represent less than 1% of all insurance premiums written and contract deposits of the Company.

Property and Casualty Segment

The property and casualty segment represented 55% of the Company’s total insurance premiums written and contract deposits.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2006 represented 38% of the Company’s total insurance premiums written and contract deposits and 68% of property and casualty net written premiums. As of December 31, 2006, the Company had approximately 533,000 voluntary automobile policies in force with annual premiums of approximately $370 million. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2006, homeowners insurance represented 16% of the Company’s total insurance premiums written and contract deposits and 30% of property and casualty net written premiums. As of December 31, 2006, the Company had approximately 266,000 homeowners policies in force with annual premiums of approximately $180 million. The Company insures primarily residential homes.

Educator excess professional liability insurance represented less than 1% of the Company’s total insurance premiums written and contract deposits and less than 2% of 2006 property and casualty written premiums. See “Corporate Strategy and Marketing — National, State and Local Education Associations”.

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

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Statement of Operations Data:
Insurance premiums written (1) (2)	$539.8	$546.9	$562.3
Insurance premiums earned (1)	537.7	549.6	561.3
Net investment income	35.3	33.2	33.8
Income before income taxes	104.8	58.0	29.5
Net income	74.3	45.0	27.6
Catastrophe costs, pretax (3)	19.8	69.2	75.5
Operating Statistics:
Loss and loss adjustment expense ratio	63.3%	72.4%	78.3%
Expense ratio	24.3%	23.2%	22.2%
Combined loss and expense ratio	87.6%	95.6%	100.5%
Effect of catastrophe costs on the combined ratio (3)	3.6%	12.3%	13.4%
Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile (2)	$368.0	$381.1	$398.2
Homeowners (1)	158.6	154.1	154.3
Total (1) (2)	526.6	535.2	552.5
Insurance premiums earned
Automobile (2)	368.5	386.0	404.2
Homeowners (1)	156.5	152.8	147.8
Total (1) (2)	525.0	538.8	552.0
Policies in force (in thousands)
Automobile	533	531	545
Homeowners	266	266	273
Total	799	797	818

(1)	As a result of catastrophes in the third quarter of both 2005 and 2004, the Company incurred additional ceded written and earned premiums to reinstate its property and casualty catastrophe reinsurance coverage of $9.9 million and $5.0 million for the years ended December 31, 2005 and 2004, respectively.

(2)	Reflecting resolution of the challenge to automobile rates in North Carolina, in 2004 the Company returned to policyholders $4.0 million of previously escrowed premiums, resulting in a reduction to written premiums.

(3)	These measures are used by the Company’s management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statement of Operations and require inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company’s management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company’s periodic results of operations.

•	Catastrophe costs—The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.

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

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2006 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2006	$19.8	$9,000.0
2005	69.2	61,900.0
2004	75.5	27,500.0
2003	33.2	12,900.0
2002	11.9	5,900.0
2001	11.2	26,500.0
2000	16.2	4,600.0
1999	19.6	8,300.0
1998	28.4	10,100.0
1997	6.2	2,600.0

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.
2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.
2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.
2002 -	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
2001 -	$3.7 million, June Midwest wind/hail/tornadoes; $2.3 million, April tornadoes; $2.2 million, Tropical Storm Allison.
2000 -	$5.0 million, May tornadoes; $2.7 million, December winter storms.
1999 -	$5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
1998 -	$7.9 million, May Minnesota hailstorm; $2.9 million, May Upper Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.
1997 -	$1.4 million, July wind/hail/tornadoes; $1.1 million, Denver, Colorado hailstorm.

(2)	Source: ISO news release dated January 16, 2007. These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption, terrorism, workers compensation and additional living expenses and exclude all loss adjustment expenses and are before federal income tax benefits.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses (1)

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Claims and claim expense incurred (2)	$340.6	$398.0	$439.3
Amount attributable to catastrophes	19.2	59.3	70.5

Excluding catastrophes (2)	$321.4	$338.7	$368.8

Claims and claim expense payments	$406.1	$396.2	$413.7
Amount attributable to catastrophes	12.1	50.9	42.8

Excluding catastrophes	$394.0	$345.3	$370.9

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

(2)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.

Property and Casualty Reserves

Property and casualty unpaid claims and claim settlement expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best reserve estimate as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves and the risk factors involved see “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Liabilities for Property and Casualty Claims and Claim Settlement Expenses”.

All of the Company’s property and casualty reserves for unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

The following table is a summary reconciliation of the beginning and ending property and casualty insurance claims and claim expense reserves for each of the last three years. The table presents reserves on a net (after reinsurance) basis. The total net property and casualty insurance claims and claim expense incurred amounts are reflected in the Consolidated Statements of Operations listed on page F-1 of this report. The end of the year gross reserve (before reinsurance) balances are reflected in the Consolidated Balance Sheets also listed on page F-1 of this report.

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2006	2005	2004
Gross reserves, beginning of year	$342.7	$335.0	$304.3
Less reinsurance recoverables	31.6	25.7	20.6

Net reserves, beginning of year (1)	311.1	309.3	283.7

Incurred claims and claim expenses:
Claims occurring in the current year	359.8	411.1	435.5
Increase (decrease) in estimated reserves for claims occurring in prior years (2):
Policies written by the Company	(19.2)	(13.1)	3.8
Business assumed from state reinsurance facilities	—	—	—

Total increase (decrease)	(19.2)	(13.1)	3.8

Total claims and claim expenses incurred (3)	340.6	398.0	439.3

Claims and claim expense payments for claims occurring during:
Current year	221.0	252.3	268.5
Prior years	135.3	143.9	145.2

Total claims and claim expense payments	356.3	396.2	413.7

Net reserves, end of year (1)	295.4	311.1	309.3
Plus reinsurance recoverables	22.4	31.6	25.7

Reported gross reserves, end of year (4)	$317.8	$342.7	$335.0

(1)	Reserves net of anticipated reinsurance recoverables.

(2)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2006, 2005 and 2004, see “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(3)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity, group accident and health and corporate amounts of $48.1 million, $44.7 million and $45.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, in addition to the property and casualty amounts.

(4)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $8.9 million, $8.1 million and $7.4 million at December 31, 2006, 2005 and 2004, respectively, in addition to property and casualty reserves.

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

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2005 to be $150 thousand was first reserved in 1996 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1996-2004 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
Gross reserves for property and casualty claims and claim expenses	$318.7	$289.1	$275.6	$271.2	$272.1	$275.7	$275.7	$304.3	$335.0	$342.7	$317.8
Deduct: Reinsurance recoverables	34.1	41.3	55.9	64.4	49.1	34.1	44.7	20.6	25.7	31.6	22.4

Net Reserves for property and casualty claims and claim expenses (1)	284.6	247.8	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4
Paid cumulative as of:
One year later	133.4	127.0	129.3	135.9	139.0	153.4	160.4	145.2	143.9	138.3
Two years later	184.3	174.9	185.7	191.6	202.6	226.0	222.3	209.5	202.5
Three years later	206.5	205.0	215.4	225.4	243.3	258.4	258.6	244.1
Four years later	220.8	219.5	232.1	246.9	256.1	276.3	278.7
Five years later	226.6	227.7	243.3	252.7	264.1	286.5
Six years later	230.9	234.2	245.1	257.6	268.6
Seven years later	234.9	235.0	249.0	259.8
Eight years later	235.0	237.3	249.6
Nine years later	237.2	237.6
Ten years later	237.2
Net Reserves reestimated as of (1):
End of year	284.6	247.8	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4
One year later	239.5	222.9	215.1	229.5	239.5	265.6	287.3	287.5	296.2	291.8
Two years later	228.5	217.8	237.9	248.3	260.5	294.7	297.1	283.1	282.7
Three years later	226.1	233.4	245.4	256.0	277.0	301.3	297.9	283.5
Four years later	235.4	235.5	248.0	266.9	280.2	298.5	301.8
Five years later	234.7	237.2	254.7	269.3	277.9	301.8
Six years later	237.1	241.2	257.8	268.1	279.9
Seven years later	239.5	245.1	257.1	269.2
Eight years later	244.2	245.0	257.8
Nine years later	244.4	245.2
Ten years later	244.6
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$40.0	$2.6	$(38.1)	$(62.4)	$(56.9)	$(60.2)	$(70.8)	$0.2	$26.5	$19.2
Percent	14.1%	1.0%	-17.3%	-30.2%	-25.5%	-24.9%	-30.7%	0.1%	8.6%	6.2%
Gross reestimated liability - latest	$279.4	$279.1	$303.2	$315.5	$327.8	$353.2	$358.0	$321.8	$325.3	$349.6
Reestimated reinsurance recoverables - latest	34.8	33.9	45.4	46.3	47.9	51.4	56.2	38.3	42.6	57.8

Net Reserve reestimated - latest (1)	$244.6	$245.2	$257.8	$269.2	$279.9	$301.8	$301.8	$283.5	$282.7	$291.8
Gross cumulative excess (deficiency) (2)	$39.3	$10.0	$(27.6)	$(44.3)	$(55.7)	$(77.5)	$(82.3)	$(17.5)	$9.6	$(7.0)

(1)	Reserves net of anticipated reinsurance recoverables (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.

(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2006 were insignificant.

Through 2006, the Company maintained an excess and catastrophe treaty reinsurance program. Effective January 1, 2006, the Company purchased both catastrophe excess of loss and catastrophe aggregate reinsurance coverage. The excess of loss coverage consisted of two contracts in addition to coverage with the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $110.0 million per occurrence. This contract consisted of four layers, each of which provided for one mandatory reinstatement. The four layers were $10.0 million excess of $15.0 million, $20.0 million excess of $25.0 million, $30.0 million excess of $45.0 million, and $35.0 million excess of $75.0 million. The other excess of loss contract provided 95% coverage of catastrophe losses above a retention of $10.0 million per occurrence up to $15.0 million per occurrence, after the Company retained $5.0 million of losses above $10.0 million per occurrence. This contract also provided for one mandatory reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $12.5 million up to $52.2 million with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1. The catastrophe aggregate contract provided 95% coverage of the Company’s 2006 catastrophe losses, capped at $10.0 million per occurrence, above an annual retention of $20.0 million, up to an annual limit of $40.0 million.

Effective January 1, 2007, the Company purchased both catastrophe excess of loss and catastrophe aggregate reinsurance coverage. The excess of loss coverage consists of two contracts in addition to the FHCF. The primary contract (“first event”) provides 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $130.0 million per occurrence. This contract consists of three layers, each of which provide for one mandatory reinstatement. The layers are $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, and $40.0 million excess of $90.0 million. The other excess of loss contract (“second and third events”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $10.0 million of losses above $15.0 million per occurrence. This contract also provides for one mandatory reinstatement. Coverage for any event under this contract is conditional on the size of the industry loss associated with that event being less than $20.1 billion. The FHCF limits described above continue through June 1, 2007, at which time a new annual contract begins. The catastrophe aggregate contract provides 95% coverage of the Company’s 2007 catastrophe losses, capped at $10.0 million per occurrence, above an annual retention of $21.0 million, up to an annual limit of $40.0 million.

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

For liability coverages, including the educator excess professional liability policy, in 2006 the Company reinsured each loss above a retention of $500,000 up to $20 million. For property coverages in 2006, the Company reinsured each loss above a retention of $500,000 up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above. Effective January 1, 2007, the retention for both liability and property coverages increased to $700,000, with no change to the maximum limits.

The following table identifies the Company’s most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2007. No other single reinsurer’s percentage participation in 2007 or 2006 exceeds 5%. For both 2007 and 2006, the Company’s catastrophe second and third event excess of loss reinsurance coverage was provided equally by Renaissance Reinsurance Ltd. (“Renaissance”), a subsidiary of RenaissanceRe Holdings Ltd., and DaVinci Reinsurance Ltd. (“DaVinci”). Renaissance has ratings of A and A+ from A.M. Best and S&P, respectively. DaVinci is rated A by both A.M. Best and S&P. For both 2007 and 2006, the Company’s catastrophe aggregate reinsurance coverage was placed entirely with General Reinsurance Corporation, a subsidiary of Berkshire Hathaway Inc., having ratings of A++ and AAA from A.M. Best and S&P, respectively.

Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating	Reinsurer	Parent	Participation
				2007	2006
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Reinsurance Company, Zurich	15%	13%
A	A	AXIS Specialty Limited	AXIS Capital Holdings Limited	11%	0%
A-	NR	New Castle Reinsurance Company, Ltd.	Citadel Investment Group, L.L.C.	10%	9%
A-	NR	Flagstone Reinsurance Limited	Flagstone Reinsurance Holdings, Ltd.	9%	*
A	AA-	AXA Re	AXA	9%	10%
A+	AA-	Tokio Millennium Re	Millea Holdings Inc.	7%	7%
A	NR	Platinum Underwriters Bermuda, Ltd.	Platinum Underwriters Holdings, Ltd.	5%	*
A++	AA	Harbor Point Re	The Chubb Corporation	0%	7%
A	A	Liberty Syndicate Management Limited	Liberty Mutual Holding Company, Inc.	*	5%

*	Less than 5%
NR	Not rated.

For 2007, property catastrophe reinsurers representing 100% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best.

Annuity Segment

Educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. (Also see “Regulation — Regulation at Federal Level”.) The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 17,000 school districts in the U.S. Approximately 66% of the Company’s new annuity contract deposits in 2006 were for 403(b) tax-qualified annuities; approximately 74% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2006, annuities represented 34% of the Company’s total insurance premiums written and contract deposits.

The Company markets tax-qualified annuities utilizing both fixed account only and combination contracts. The combination contract allows the contractholder to allocate funds to both fixed and variable alternatives. Under the fixed account option, both the principal and a rate of return are guaranteed. Contractholders of this product can change at any time their allocation of deposits between the guaranteed interest rate fixed account and available variable investment options.

In March 2006, the Company introduced new Horace Mann manufactured and branded annuity products. The Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed in partnership with Wilshire Associates, the Company’s fund advisors, GPA provides educators the opportunity to invest with fund families such as T. Rowe Price, Fidelity, Alliance, Davis, Ariel Capital Management and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the investment mix that meets their personal risk tolerance and retirement goals. Expanding Horizon is a new fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement. In addition to these new products, in May 2006 the Company added 12 new investment options to its variable annuity products. This included seven new lifecycle funds, with assets allocated among multiple investment classes within each fund based on its specific target date.

As of December 31, 2006, the Company’s 60 variable account options included funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JP Morgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Rainier, Davis, Credit Suisse, BlackRock, Goldman Sachs, Dreyfus, Franklin Templeton, Ariel, Wells Fargo, Royce, Lord Abbett, Putnam, Cohen & Steers and Delaware, offering the Company’s customers multiple investment options, to address their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2006 was $3.6 billion.

In 2003, to assist agents in delivering the Value Proposition, the Company entered into a third-party vendor agreement with American Funds Distributors, Inc. (“AFD”) to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can also offer a 529 college savings program and Coverdell Education Savings Accounts through this marketing alliance. In 2005, the Company further expanded its product offerings to include fixed indexed annuities and single premium immediate annuities through additional marketing alliances. These third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2006	2005	2004
Statement of Operations Data:
Contract deposits:
Variable	$138.5	$137.8	$132.0
Fixed	187.2	182.3	195.0
Total	325.7	320.1	327.0
Contract charges earned	19.7	17.9	16.7
Net investment income	119.9	112.9	109.4
Net interest margin (without realized gains)	33.4	31.4	33.7
Income before income taxes	17.9	16.3	16.3
Net income	13.2	15.1	12.6
Operating Statistics:
Fixed:
Accumulated value	$2,085.5	$1,961.7	$1,826.2
Accumulated value persistency	93.7%	94.5%	95.5%
Variable:
Accumulated value	$1,494.6	$1,333.7	$1,254.8
Accumulated value persistency	91.5%	91.5%	92.9%
Number of contracts in force	164,842	162,417	158,703
Average accumulated cash value (in dollars)	$21,719	$20,290	$19,414
Average annual deposit by contractholders (in dollars)	$2,474	$2,436	$2,391
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	8,634	7,938	6,918
Amount	$274.8	$243.6	$200.5
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$682.4	$530.8	$510.7
Greater than 0% but less than 5%	133.0	78.3	69.1
5% and greater but less than 10%	1,147.7	1,226.7	1,106.4
10% and greater	11.5	18.8	35.2
Supplementary contracts with life contingencies not subject to discretionary withdrawal	110.9	107.1	104.8

Total	$2,085.5	$1,961.7	$1,826.2

Life Segment

The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In February 2006, the Company introduced Life by Design, a new portfolio of life insurance products. The Life by Design portfolio features new individual and joint whole life, and individual and joint term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. After December 31, 2006, the Company will no longer issue new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company’s traditional term, whole life and group life business in force consists of approximately 155,000 policies, representing approximately $8.3 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $43.5 million as of December 31, 2006. In addition, the Company also had in force approximately 77,000 Experience Life policies, representing approximately $5.1 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $60.7 million.

In 2006, the life segment represented 11% of the Company’s total insurance premiums written and contract deposits, including approximately 1 percentage point attributable to the Company’s group life and group disability income business.

During 2006, the average face amount of ordinary life insurance policies issued by the Company was $164,874 and the average face amount of all ordinary life insurance policies in force at December 31, 2006 was $68,391.

The maximum individual life insurance risk retained by the Company is $200,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. With the exception of one reinsurer whose rating was lowered from “A- (Excellent)” to “B (Fair)” in 2006, the excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1 million up to $15 million per occurrence. In 2006, the program covered acts of terrorism but excluded nuclear, biological and chemical explosions as well as other acts of war. Effective January 1, 2007, the Company’s new catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

In 2000, the Company instituted a program to offer long-term care and variable universal life policies with two third-party vendors underwriting such insurance. In 2003, the Company expanded its third-party vendor offerings with the addition of fixed interest rate universal life insurance. Under these programs, the third-party vendors underwrite and bear the risk of these insurance policies and the Company receives a commission on the sale of that business.

Selected Historical Financial Information For Life Segment

The following table sets forth certain information with respect to the Company’s life products for the periods indicated.

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2006	2005	2004
Statement of Operations Data:
Insurance premiums and contract deposits	$103.9	$105.6	$109.1
Insurance premiums and contract charges earned	96.5	97.4	96.7
Net investment income	53.4	49.3	49.5
Income before income taxes	22.3	22.3	22.0
Net income	14.5	13.4	14.8

Operating Statistics:
Life insurance in force:
Ordinary life	$11,862	$11,588	$11,509
Group life	1,538	1,554	1,714

Total	$13,400	$13,142	$13,223

Number of policies in force:
Ordinary life	173,443	176,780	182,022
Group life	58,866	60,674	69,621

Total	232,309	237,454	251,643

Average face amount in force (in dollars):
Ordinary life	$68,391	$65,550	$63,229
Group life	26,127	25,612	24,619
Total	57,682	55,345	52,547
Lapse ratio (ordinary life insurance in force)	5.7%	6.5%	7.2%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$669.8	$733.4	$842.5
Number of policies	6,278	6,941	8,078
Amount of death claims opened	$35.5	$33.7	$31.1
Number of death claims opened	1,305	1,310	1,273

Com petition

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

The market for tax-deferred annuity products has seen heightened competition from entrants such as mutual funds and banks. Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of AIG, is one of the Company’s major tax-qualified annuity competitors. ING US Financial Services, Lincoln Financial Group, MetLife and Security Benefit are also significant national providers of 403(b) annuities and competitors of the Company. Mutual fund families, independent agent companies and financial planners also compete in this marketplace.

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as a charge to the results of operations and a new cost basis is established. At December 31, 2006, investments in non-investment grade securities represented 4.8% of total investments. At December 31, 2006, fixed income securities represented 95.4% of investments excluding securities lending collateral. Of the fixed income investment portfolio, 94.5% was investment grade and 99.9% was publicly traded. At December 31, 2006, the average quality and average option-adjusted duration of the total fixed income portfolio were A+ and 5.4 years, respectively. There are no significant investments in mortgage loans, real estate, foreign securities, privately placed securities, or common or preferred stocks.

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

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2006:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value	Carrying Value			Amortized Cost
		Total	Life and Annuity	Property and Casualty
Publicly Traded Fixed Maturity Securities and Cash Equivalents:
U.S. government and agency obligations (1):
Mortgage-backed securities	18.2%	$781.1	$734.6	$46.5	$791.1
Other	5.7	243.8	216.9	26.9	245.2
Investment grade corporate and public utility bonds	41.8	1,800.1	1,738.8	61.3	1,784.7
Municipal bonds	12.9	553.1	42.5	510.6	546.8
Other mortgage-backed securities	4.7	203.7	171.6	32.1	203.3
Non-investment grade corporate and public utility bonds (2)	4.8	206.4	133.4	73.0	201.0
Foreign government bonds	0.7	30.5	28.7	1.8	28.6
Short-term investments (3)	1.5	66.5	28.7	37.8	66.5
Short-term investments, loaned securities collateral (3)	7.0	299.7	299.4	0.3	299.7

Total publicly traded securities	97.3	4,184.9	3,394.6	790.3	4,166.9

Other Investments:
Private placements, investment grade (4)	—	1.4	1.4	—	1.4
Private placements, non-investment grade (2) (4)	—	0.1	0.1	—	0.1
Mortgage loans (5)	0.1	3.3	3.3	—	3.3
Policy loans and other	2.6	112.5	103.5	9.0	111.5

Total other investments	2.7	117.3	108.3	9.0	116.3

Total investments (6)	100.0%	$4,302.2	$3,502.9	$799.3	$4,283.2

(1)	Includes $128.8 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $896.1 million fair value of federally sponsored agency securities.

(2)	A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor’s Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody’s Investors Service, Inc. (“Moody’s”) rating for such security, or if there is no S&P or Moody’s rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $65.5 million in money market funds rated “AAA”, $299.7 million in repurchase agreements and commercial paper maturing on January 2, 2007, and $1.0 million in short-term bonds. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the market value of the loaned securities as collateral for each loan.

(4)	Fair values for private placements are estimated by the Company with the assistance of its investment advisors.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.

(6)	Approximately 9% of the Company’s investment portfolio, having a carrying value of $384.0 million as of December 31, 2006, consisted of securities with some form of credit support, such as insurance. All of these securities with credit support have the highest investment grade rating.

Fixed Maturity Securities

The following table sets forth the composition of the Company’s fixed maturity securities portfolio by rating as of December 31, 2006:

Rating of Fixed Maturity Securities (1)

(Dollars in millions)

	Percent of Total Carrying Value	Carrying Value	Amortized Cost

AAA	44.9%	$1,714.4	$1,720.0
AA	8.5	325.6	327.1
A	19.6	748.1	741.0
BBB	21.5	824.2	811.4
BB	1.4	53.5	52.5
B	3.9	147.7	146.0
CCC or lower	0.1	5.2	2.6
Not rated (2)	0.1	1.5	1.6

Total	100.0%	$3,820.2	$3,802.2

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	This category includes $1.5 million of private placement securities not rated by either S&P or Moody’s. The NAIC has rated 97.6% of these private placement securities as investment grade.

At December 31, 2006, 36.2% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 22.9% of the total investment portfolio at December 31, 2006. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2007 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $106 million.

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

Regu lation

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

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2006, the Company’s assessments, net of the related premium tax credits, were not significant.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state. In 2006, the Company reflected a net gain from participation in such mandatory pools and underwriting associations of $3.5 million before federal income taxes, primarily as a result of recoveries on assessments following hurricanes in 2005 and 2004. Participation produced a net pretax loss of $2.4 million in 2005.

In 2005, the Citizens Property Insurance Corporation of Florida (“Florida Citizens”) assessed the Company $1.8 million and the Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”) assessed the Company $1.3 million. This $3.1 million reflected additional assessments related to hurricanes which occurred in 2005 and 2004 and contributed to the net loss reported from participation in mandatory insurance facilities in 2005. The Company in turn is assessing its policyholders in the respective states and in 2006 received $2.9 million in recoupments of these amounts. In 2006, the Company also paid an additional assessment of $0.6 million to Florida Citizens. The 2006 recoupments and assessment are reflected in the 2006 net gain reported above. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2006 — Insurance Premiums and Contract Charges”.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and annuity business include employee benefits regulation, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry anti-trust exemption, and minimum solvency requirements. Other federal regulation such as the Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company’s business.

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

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s life and annuity products to customers. For instance, in late 2004, the Internal Revenue Service (“IRS”) issued proposed regulations regarding Section 403(b) arrangements, including annuities. The proposed regulations would alter the nature of 403(b) arrangements to an employer-sponsored plan, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. If adopted, the Company, and many other providers of 403(b) arrangements, would need to adapt its product and services offered to better meet the changing needs of the school district sponsors of those arrangements and modify its administrative systems to support these changes. The issuance of final regulations was originally expected in 2005 with an effective date of January 1, 2006. Both the timing and the nature of the proposed regulations have come under heavy criticism from school administrators, teachers, and providers of 403(b) arrangements and final regulations were not issued in 2005 or 2006. It is now anticipated that the IRS will issue final regulations in 2007 with an effective date no earlier than January 1, 2008. At the time of this Annual Report on Form 10-K, the final form of any changes, their timing or their impact on the 403(b) market is unknown.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. Although no such legislative proposals are known to exist at the time of this Annual Report on Form 10-K, proposals of this nature may be made in the future.

Em ployees

At December 31, 2006, the Company had approximately 2,400 employees, including 848 full-time agents. The Company has no collective bargaining agreement with any employees.

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

The Company’s business involves various risks and uncertainties which are based on the lines of business the Company writes as well as more global risks associated with the general business and insurance industry environments.

The insurance industry is highly regulated.

We are subject to extensive regulation and supervision in the jurisdictions in which we do business. Each jurisdiction has a unique and complex set of laws and regulations. Furthermore, certain federal laws impose additional requirements on businesses, including insurers. Regulation generally is designed to protect the interests of policyholders, as opposed to stockholders and non-policyholder creditors. Such regulations, among other things, impose restrictions on the amount and type of investments our subsidiaries may hold. Certain states also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states’ regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect our ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of our insurance subsidiaries to distribute cash to us and those affecting the ability of our insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of our insurance subsidiaries. Our ability to comply with these laws and regulations, at a reasonable cost, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Examples of governmental regulation that has adversely affected the operations of our insurance subsidiaries include:

•	the adoption in several states of legislation and other regulatory action intended to reduce the premiums paid for automobile and homeowners insurance by residents of those states;

•	restrictions on a company’s ability to achieve pricing adequacy and/or reduce their volume of business in catastrophe prone areas; and

•	requirements that insurance companies:

•	pay assessments to support associations that fund state-sponsored insurance operations, or

•	involuntarily issue policies for high-risk automobile drivers.

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

Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, our insurance subsidiaries expect that they will continue to face efforts by those legislatures to expand regulations to cover these concerns. For example, in the January 2007 special session, the Florida legislature passed a bill that would essentially allow the state to assume most of the catastrophe reinsurance exposure in Florida at below market rates and also to increase its participation in the personal homeowners insurance market. Legislation such as this could adversely affect the financial condition and results of operations of our insurance subsidiaries.

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

The results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. In particular, companies in the property and casualty insurance segment of the industry historically have experienced pricing and profitability cycles. With respect to these cycles, the factors having the greatest impact include intense price competition, less restrictive underwriting standards, aggressive marketing and increased advertising, which have resulted in higher industry-wide combined loss and expense ratios.

The personal lines insurance and annuity markets are highly competitive and our financial condition and results of operations may be adversely affected by competitive forces.

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

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines and lower cost marketing approaches, such as direct marketing, mail, Internet and telemarketing, compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. We believe that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, price and education association sponsorships.

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

A reduction or elimination of the tax advantages of life and annuity products could make our products less attractive to clients and adversely affect our operating results.

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

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, we cannot be certain that the ultimate liability will not exceed amounts reserved, with a resulting adverse effect on our financial condition and results of operations.

Deviations from assumptions regarding future persistency, mortality, morbidity, interest spreads and market appreciation used in calculating life and annuity reserves and deferred policy acquisition expense amounts could have a material adverse impact on our net income.

The process of calculating reserve and deferred policy acquisition expense amounts for our life and annuity businesses involve the use of a number of assumptions, including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death over a given period of time), morbidity (the relative incidence of disability resulting from disease or physical impairment), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders) and market appreciation (the rate of growth in market value of the underlying variable annuity subaccounts due to price appreciation). We periodically review the adequacy of these reserves and deferred policy acquisition expenses on an aggregate basis and, if future experience differs significantly from assumptions, adjustments to reserves and deferred policy acquisition expenses may be required which could have a material adverse effect on our financial condition and results of operations.

Any downgrade in or decline in outlook for our claims-paying, financial strength or credit ratings could adversely affect our financial condition and results of operations.

Claims-paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) annuity market, school districts may be placing increased emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of our insurance subsidiaries by a major rating agency could result in a substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying and financial strength ratings than we do. This loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

A downgrade in our holding company debt rating could also adversely impact our cost and flexibility of borrowing which could have an adverse impact on our liquidity, financial condition and results of operations.

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

If we are not able to effectively develop and expand our agency operations, including our agent force and their licensed product specialists and support staff, our financial condition and results of operations could be adversely affected.

Our success in marketing and selling our products is largely dependent upon the efforts of our exclusive sales force of full-time employee agents and the success of their agency operations. As we expand our business, we may need to expand our agencies to market our products. If we are unable to hire additional agents, fail to retain our current agents or are unable to increase the productivity of our agency operations, sales of our products would likely decline and our financial condition and results of operations would be adversely affected.

In 2006, we began transitioning from a single-person agent operation to our new Agency Business Model, with agents in outside offices with support personnel and licensed product specialists, designed to remove capacity constraints and increase productivity. If we and our agency force are unable to successfully implement this approach to expanding our points of distribution and further increasing the productivity of our agents, our financial condition and results of operations could be adversely affected.

If we are not able to maintain and secure 1) product sponsorships and other relationships with the educational community and 2) payroll reduction authorizations, our financial condition and results of operations could be adversely affected.

Horace Mann has had a long relationship with the NEA, the nation’s largest confederation of state and local teachers’ associations, and many of the state and local education associations affiliated with the NEA. In addition to these organizations, we have established relationships with various other educator, principal and school administrator groups. These contacts and endorsements help to establish our brand name and presence in the educational community and to enhance our access to educators.

In addition, one of the keys to the successful sale of our 403(b) tax-qualified annuity products is our ability to obtain payroll reduction authorization from school districts and product sponsorships from local, state and national education associations. In late 2004, the IRS issued proposed regulations regarding Section 403(b) arrangements, including annuities. The proposed regulations would alter the nature of 403(b) arrangements to an employer-sponsored plan. This would be a potentially significant change from the historical view of 403(b) arrangements being individual plans funded by salary reduction. This could prompt school district sponsors of 403(b) arrangements to reconsider the companies permitted to offer products to fund such arrangements within their district, and potentially reduce the number of authorized providers. Such actions present the threat of losing certain current payroll reduction authorizations and sponsorships, and the potential for lost sales and resulting revenues in those school districts, as well as the opportunity to increase penetration in school districts where we remain as one of a reduced number of approved providers. If these proposed regulations are adopted, our ability to maintain and grow our share of the 403(b) market will depend on our ability to successfully adapt our products, services offered, and administrative systems, which could potentially increase our cost of doing business in this market. School districts may also place additional emphasis on the relative financial strength ratings of competing companies. At the time of this Annual Report on Form 10-K, we anticipate that the proposed changes would not occur prior to January 1, 2008. Also, the final form of any changes, their timing or their impact on the Section 403(b) market is unknown.

Catastrophic events can have a material adverse effect on our financial condition and results of operations.

Underwriting results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters, another year may have numerous such events causing results for such a year to be materially worse than for other years.

Our property and casualty insurance subsidiaries have experienced, and we anticipate that in the future they will continue to experience, catastrophe losses. A catastrophic event or a series of multiple catastrophic events could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries.

Various events can cause catastrophes, including hurricanes, windstorms, earthquakes, hail, terrorism, explosions, severe winter weather and wildfires. The frequency and severity of these catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposures in the area affected by the event and the severity of the event. Although catastrophes can cause losses in a variety of property and casualty lines, most of the catastrophe-related claims of our insurance subsidiaries are related to homeowners’ coverages. Our ability to provide accurate estimates of ultimate catastrophe costs is based on several factors, including:

•	the proximity of the catastrophe occurrence date to the date of our estimate;

•	potential inflation of property repair costs in the affected area;

•	the occurrence of multiple catastrophes in a geographic area over a relatively short period of time; and

•	the outcome of litigation which may be filed against the Company by policyholders, state attorneys general and other parties relative to loss coverage disputes and loss settlement payments.

Based on 2006 direct premiums earned, approximately 57% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana and South Carolina.

As an ongoing practice, but particularly following the significant catastrophic claims from hurricanes in 2005 and 2004, we attempt to manage our exposure to catastrophes. Reductions in property and casualty business written in catastrophe-prone areas may have a negative impact on near-term business growth and earnings.

In addition to the potential impact on our property and casualty subsidiaries, our life subsidiary could experience claims of a catastrophic magnitude from events such as pandemics; terrorism; nuclear, biological or chemical explosions; or other acts of war.

Our insurance subsidiaries seek to reduce their exposure to catastrophe losses through their underwriting strategies and the purchase of catastrophe reinsurance. Nevertheless, reinsurance may prove inadequate if:

•	a major catastrophic loss exceeds the reinsurance limit;

•	a series of major catastrophic events in a single year exhaust the reinsurance coverage; or

•	an insurance subsidiary incurs multiple, smaller catastrophic losses which, individually, do not exceed the subsidiary’s loss retention level.

Uncollectible reinsurance, as well as reinsurance availability and pricing, can have a material adverse effect upon our business volume and profitability.

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

Although we limit participation in our reinsurance programs to reinsurers with high financial strength ratings, our insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. In the case of the Florida Hurricane Catastrophe Fund, financial deficits may require additional assessments against participating insurers. Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, the significant level of losses from hurricanes in 2005 and 2004 and the terrorist attacks of September 11, 2001 have had a significant adverse impact on the reinsurance market.

If one of our insurance subsidiaries is unable to obtain adequate reinsurance at reasonable rates, that insurance subsidiary would have to increase its risk exposure and/or reduce the level of its underwriting commitments, which could have a material adverse effect upon the business volume and profitability of the subsidiary. Alternately, the insurance subsidiary could elect to pay the higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon its profitability until policy premium rates could be raised to incorporate this additional cost.

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

The success of our investment strategy is crucial to the success of our business. Specifically, our fixed income portfolio is subject to a number of risks including:

•

market value risk, which is the risk that our invested assets will decrease in value due to a change in the yields realized on our assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;

•

credit risk, which is the risk that the value of certain investments becomes impaired due to deterioration in financial condition of one or more issuers of those instruments and, ultimately, the risk of permanent loss in the event of default by an issuer;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected;

•

concentration risk, which is the risk that the portfolio may be too heavily concentrated in the securities of one or more issuers, sectors or industries, which could result in a significant decrease in the value of the portfolio in the event of deterioration in the financial condition of those issuers or the market value of their securities; and

•

liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring us to sell assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims.

We attempt to mitigate these risks through product pricing, product features and the establishment of policy reserves, but we cannot provide assurance that assets will be properly matched to meet anticipated liabilities or that our investments will provide sufficient returns to enable us to satisfy our guaranteed fixed benefit obligations.

From time to time, we could also enter into foreign currency, interest rate and credit derivatives and other hedging transactions in an effort to manage risks. We cannot provide assurance that we will successfully structure those derivatives and hedges so as to effectively manage these risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our financial condition and results of operations.

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

Our financial condition and results of operations may be adversely affected by declining financial market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of our annuity products. In general, sales of variable annuities decrease when financial markets are declining over an extended period of time. Therefore, weak financial market performance may adversely affect sales of our variable annuity products to potential customers, may cause current customers to withdraw or reduce the amounts invested in our variable annuity products and may reduce the market value of existing customers’ investments in our variable annuity products, in turn reducing the amount of variable annuity fee revenues generated. In addition, some of our variable annuity contracts offer guaranteed minimum death benefits features, which provide for a benefit if the annuitant dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing our exposure to losses from variable annuity products featuring guaranteed minimum death benefits. Declining financial markets may also impact the valuations of deferred policy acquisition costs and value of acquired insurance in force.

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

Changes in interest rates may also affect our business in other ways. For example, a rapidly changing interest rate environment may result in less competitive crediting rates on certain of our fixed-rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and annuity product surrenders and withdrawals. Interest rate fluctuations may also impact the valuations of deferred policy acquisition costs and value of acquired insurance in force.

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

Market Information and Dividends

HMEC’s common stock began trading on the NYSE in November 1991 under the symbol of HMN at a price of $9 per share. The following table sets forth the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

	Market Price		Dividend Paid
Fiscal Period	High	Low
2006:
Fourth Quarter	$21.01	$17.75	$0.105
Third Quarter	19.70	16.36	0.105
Second Quarter	18.70	16.05	0.105
First Quarter	20.28	18.05	0.105
2005:
Fourth Quarter	$20.04	$17.96	$0.105
Third Quarter	20.80	18.90	0.105
Second Quarter	19.00	15.86	0.105
First Quarter	19.20	17.31	0.105

The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant. See also “Business — Cash Flow”.

Stock Price Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2001 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/01	12/02	12/03	12/04	12/05	12/06
HMEC	$100	$74	$69	$97	$99	$108
S&P 500 Insurance Index	$100	$79	$96	$103	$117	$130
S&P 500 Index	$100	$78	$100	$111	$117	$135

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 1, 2007, the approximate number of holders of HMEC’s common stock was 4,000.

During 2006, options were exercised for the issuance of 114,400 shares, 0.3% of the Company’s common stock shares outstanding at December 31, 2005. The Company received $1.9 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 6.	Sel ected Financial Data

The information required by Item 301 of Regulation S-K is contained in the table in Item 1 — “Business — Selected Historical Consolidated Financial Data”.

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

a.) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, the end of the period covered by this Annual Report on Form 10-K.

b.) Management’s Annual Report on Internal Control Over Financial Reporting

Management of Horace Mann is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our chief executive officer and our chief financial officer, determined that, as of December 31, 2006, the Company maintained effective internal control over financial reporting.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, as stated in their report, which is included herein.

c.) Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.) that Horace Mann Educators Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
February 28, 2007

d). Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2006, the Company implemented a federal income tax provision software application to further strengthen the internal controls over this process. There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board member’s business conduct on behalf of the Company. The code of ethics is posted on the Company’s website, www.horacemann.com, under “Investor Relations — Corporate Governance”.

ITEM 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.

(a)(2) The following financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 of this report:

Schedule I—Summary of Investments—Other than Investments in Related Parties.

Schedule II—Condensed Financial Information of Registrant.

Schedules III and VI Combined—Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

Schedule IV—Reinsurance.

(a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description
(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

Exhibit No.	Description

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC’s 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit 4.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

4.1(a)	Form of 1.425% Senior Convertible Notes Due 2032 (included in Exhibit 4.1).

4.2	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.2(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.2(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.2(a)).

4.2(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.2(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.2(c)).

4.3	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10) Material contracts:

10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent.

10.2*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

Exhibit No.	Description
10.3*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit No.	Description
10.6(b)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(c)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(g)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.	Description
10.11*	Summary of HMEC Named Executive Officer Annualized Salary, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated September 11, 2006, filed with the SEC on September 14, 2006.

10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.

10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

Exhibit No.	Description

(99)	Additional exhibits.

99.1	Glossary of Selected Terms.

(b) See list of exhibits in this Item 15.

(c) See list of financial statement schedules in this Item 15

Copies of Exhibits, Horace Mann Educators Corporation’s Code of Ethics and charters of the committees of the Board of Directors are available through the Investor Relations section of the Company’s Internet website, www.horacemann.com. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, C-120, Springfield, Illinois 62715-0001.

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

/s/ Jeffrey L. Morby
Jeffrey L. Morby, Director

/s/ Shaun F. O’Malley
Shaun F. O’Malley, Director

Principal Accounting Officer:	/s/ Charles A. Parker
Charles A. Parker, Director

/s/ Bret A. Conklin	/s/ Roger J. Steinbecker
Bret A. Conklin Senior Vice President and Controller	Roger J. Steinbecker, Director

Dated: February 28, 2007

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

•

Prevailing interest rate levels, including the impact of interest rates on (i) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (ii) the book yield of the Company’s investment portfolio, (iii) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products and (iv) valuations of deferred policy acquisition costs and value of acquired insurance in force.

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

•

The Company’s risk exposure to catastrophe-prone areas. Based on 2006 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana and South Carolina.

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

•

Adverse changes in business persistency, policyholder mortality and morbidity rates, interest spreads and market appreciation and the resulting impact on both estimated reserves and the valuations of deferred policy acquisition costs and value of acquired insurance in force.

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

•

Changes in federal and state laws and regulations, which affect the relative tax and other advantages of the Company’s life and annuity products to customers, including, but not limited to, changes in IRS regulations governing Section 403(b) plans.

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

•

The Company’s ability to develop and expand its agency operations, including its agent force and their licensed product specialists and support staff, as well as the Company’s ability to maintain and secure sponsorships by local, state and national education associations.

•	The Company’s dated and complex information systems, which are more prone to error than advanced technology systems.

•

Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by pandemics or geopolitical acts such as terrorism, war or other similar events. Such events, which could be catastrophic in magnitude, also potentially could result in a significant increase in insurance claims and have a substantial, adverse financial impact on the Company.

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

For 2006, the Company’s net income significantly exceeded the prior year primarily due to lower catastrophe losses for 2006 compared to the significant level experienced in 2005. Net income in 2005 benefited by approximately $10.1 million from a reduction in contingent tax liabilities and interest on income tax refunds, with no similar items in 2006. In 2006, earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, somewhat offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. Net income in 2006 also benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves compared to 2005. The property and casualty combined ratio was 87.6% for 2006 compared to 95.6% for 2005. Annuity segment net income decreased compared to 2005, while life segment net income improved over the same period.

Premiums written and contract deposits decreased slightly compared to 2005. In 2006, the additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented a $10.8 million decrease to full year premiums, while 2005 reflected a reduction of $9.9 million due to additional ceded premiums to reinstate its property and casualty catastrophe reinsurance coverage following hurricane catastrophe recoveries. In addition to the effect of reinsurance costs, the 2006 decrease in property and casualty premiums written reflected a slight decline in the number of policies that were in force throughout the year and a decrease in average automobile premium per policy — primarily due to the continued improvement in the quality of this book of business. As a result of recent initiatives, new automobile sales units increased 8% in 2006 compared to 2005. This sales growth, along with continued improvements in policy retention, resulted in sequential increases in voluntary automobile policies in force for the second, third and fourth quarters, and a year-over-year increase compared to December 31, 2005. The automobile policies in force growth was driven primarily by an increase in educator policies. Annuity contract deposits for 2006 increased 2% compared to 2005 and life segment insurance premiums and contract deposits decreased 2% compared to the prior year.

For the Company, and for the property and casualty insurance industry, catastrophe costs were significant in both 2005 and 2004 as reflected in the Company’s net income for both of those years. However, the Company’s catastrophe costs for 2005 were lower than those for 2004 — 2004 set the Company’s record level for catastrophe costs — and net income in 2005 also reflected improvements in non-catastrophe underwriting results for the property and casualty segment which continued into 2006.

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

Liabilities for Property and Casualty Claims and Claim Settlement Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together “loss reserves”). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves, excluding the unprecedented hurricane losses experienced in 2005 and 2004, within a reasonable probability of other possible outcomes, may be approximately plus or minus 6%, or plus or minus approximately $12 million in net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity is of particular significance. Management estimates that a 2% change in claim severity for the most recent 36-month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated loss reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $3.0 million and $4.0 million impact in the estimated loss reserves for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may change, depending on the magnitude and direction of the deviation.

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	December 31, 2006			December 31, 2005
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$80.9	$140.2	$221.1	$77.3	$144.3	$221.6
Automobile other	5.7	2.3	8.0	13.9	5.7	19.6
Homeowners	11.3	41.7	53.0	14.4	52.0	66.4
All other	3.7	32.0	35.7	7.6	27.5	35.1

Total	$101.6	$216.2	$317.8	$113.2	$229.5	$342.7

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2006, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income by approximately $12.5 million in 2006 reflecting emergence of favorable claim trends, primarily for accident years 2005 and 2004, for the voluntary automobile line of business related primarily to claim frequencies, which were more favorable than previously estimated.

Favorable reserve reestimates increased net income by approximately $8.5 million in 2005 reflecting favorable loss emergence trends in both the voluntary automobile and property lines of business. The favorable loss emergence trends included claim frequencies which were more favorable than previously estimated as well as declining claim severities which were the result of improved claims handling processes.

Unfavorable reserve reestimates decreased net income by approximately $2.5 million in 2004 primarily as the result of reflecting additional medical information related to a single liability claim that occurred over 15 years previously.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table is located in “Business — Property and Casualty Segment — Property and Casualty Reserves”.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At December 31, 2006, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.25 million and $0.35 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in “Results of Operations for the Three Years Ended December 31, 2006 — Amortization of Policy Acquisition Expenses and Intangible Assets”.

Valuation of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security not impaired at acquisition, or if the Company does not have the ability and intent to hold a debt security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

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

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 5.65% was used by the Company for estimating accumulated benefits under the plan at December 31, 2006, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including Moody’s Aa long-term bond index. The expected annual return on plan assets assumed by the Company at December 31, 2006 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

To the extent that actual experience differs from the Company’s assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders’ equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.1 million and $1.5 million, respectively. In addition, for every $1 million increase (decrease) in the value of pension plan assets, there is a comparable increase (decrease) in AOCI.

Results of Operations for the Three Years Ended December 31, 2006

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2006	2005	Percent	Amount	2004
Property & casualty
Automobile and property (voluntary) (1)	$526.6	$535.2	-1.6%	$(8.6)	$552.5
Involuntary and other property & casualty	13.2	11.7	12.8%	1.5	9.8

Total property & casualty (1)	539.8	546.9	-1.3%	(7.1)	562.3
Annuity deposits	325.7	320.1	1.7%	5.6	327.0
Life	103.9	105.6	-1.6%	(1.7)	109.1

Total (1)	$969.4	$972.6	-0.3%	$(3.2)	$998.4

(1)	The amount for the year ended December 31, 2004 was reduced by $4.0 million of previously escrowed premiums returned to North Carolina automobile policyholders.

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2006	2005	Percent	Amount	2004
Property & casualty
Automobile and property (voluntary)	$525.0	$538.8	-2.6%	$(13.8)	$552.0
Involuntary and other property & casualty	12.7	10.8	17.6%	1.9	9.3

Total property & casualty	537.7	549.6	-2.2%	(11.9)	561.3
Annuity	19.7	17.9	10.1%	1.8	16.7
Life	96.5	97.4	-0.9%	(0.9)	96.7

Total	$653.9	$664.9	-1.7%	$(11.0)	$674.7

For 2006, the Company’s premiums written and contract deposits decreased 0.3% compared to 2005. In 2006, the additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented a $10.8 million decrease to current year premiums, while 2005 reflected a decrease of $9.9 million due to additional ceded premiums to reinstate its property and casualty catastrophe reinsurance coverage following hurricane catastrophe recoveries. For 2005, the Company’s premiums written and contract deposits decreased 2.6% compared to 2004, as increases in average voluntary automobile and homeowners premium per policy — which were moderated to some extent by the improvement in the quality of the books of business — were more than offset by the decline in policies in force in these lines. Also, property and casualty catastrophe reinsurance reinstatement premiums were higher in 2005 compared to 2004, representing 0.5 percentage point of the decline. In addition to the decline in property and casualty premiums written in 2005, new annuity single premium and rollover deposit receipts declined compared to 2004. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 848 at December 31, 2006, reflecting a decrease of 0.8% compared to 855 agents at December 31, 2005. At December 31, 2004, the Company had 800 agents. The decline in the number of agents during 2006 was due in part to the strategic restructuring of the Company’s agencies in catastrophe-prone areas of Florida and Louisiana. At the time of this Annual Report on Form 10-K, management anticipates growth in the number of career agency points of distribution in 2007, not only due to growth in the number of agents but also from the addition of licensed product specialists that will be supporting agents who adopt the Agency Business Model. Of the December 31, 2006 total, 260 agents were in their first 24 months with the Company, reflecting an increase of 2.0% compared to December 31, 2005. Terminations of agents in their first 24 months with the Company were at a higher level than was experienced in 2005; however, this was more than offset by new hires. The number of experienced agents in the agent force, 588, decreased 2.0% compared to a year earlier.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed product specialists, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force”.

For full year 2006, total new business sales increased 4.8% compared to 2005. New automobile sales units increased 8% in 2006, for both the fourth quarter and full year, compared to 2005. A 5.5% increase in annuity new business reflected a 4.8% increase in annuity business from the Company’s career agents, primarily due to a higher volume of partner company products. In total, career agent sales for 2006 increased 4.2% compared to 2005, reflecting an increase in average overall productivity per agent. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written decreased 1.6%, or $8.6 million, in 2006 compared to 2005, with the components of catastrophe reinsurance costs impacting premiums being nearly comparable in amount in both years as described above. Total voluntary automobile and homeowners premium written decreased 3.1% in 2005 with approximately 1 percentage point of the decline attributable to the higher level of catastrophe reinsurance reinstatement premiums in 2005 compared to 2004. In 2006, the automobile average written premium per policy decreased while the homeowners average premium increased compared to 2005, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. In addition, written premium was impacted by the slight decline in the average number of policies in force in 2006 compared to 2005. At December 31, 2006, there were 533,000 voluntary automobile and 266,000 homeowners policies in force, for a total of 799,000 policies, compared to a total of 797,000 policies at December 31, 2005 and 818,000 at December 31, 2004.

To curtail the decline in automobile policies in force, in 2005 the Company implemented both short- and medium-term initiatives to increase new business and improve policy retention. Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 86% at December 31, 2006 compared to 85% at December 31, 2005 and 84% at December 31, 2004. In 2006, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2005.

Voluntary automobile premium written decreased 3.4% ($13.1 million) compared to 2005. In 2005, voluntary automobile insurance premium written decreased 4.3% ($17.1 million) compared to 2004. Average written premium per policy decreased 3% in 2006 and was flat in 2005. Average earned premium per policy decreased 3% in 2006 and increased 1% in 2005. Automobile policies in force at December 31, 2006 increased by 2,000 compared to December 31, 2005, which had decreased 12,000 compared to December 31, 2004, with the improved trend in 2006 primarily reflecting the increase in educator policies in each of the preceding seven quarters.

Homeowners premium written increased 2.9% ($4.5 million) compared to 2005 including the components of catastrophe reinsurance costs described above. Compared to 2004, homeowners premium decreased 0.1% ($0.2 million) including a decrease of $4.9 million due to the higher level of catastrophe reinsurance reinstatement premiums in 2005. Average written premium per policy increased 3% for homeowners in 2006 and 5% in 2005. Average earned premium per policy increased 3% in 2006 and 9% in 2005. Homeowners policies in force at December 31, 2006 were equal to a year earlier after decreasing by 7,000 during 2005, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas.

In 2005, the Company was assessed $1.8 million and $1.3 million from the Citizens Property Insurance Corporation (“Florida Citizens”) and Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”), respectively, as a result of extensive hurricane catastrophe losses in both states. Both of these assessments were paid in 2005 (reflected as a component of benefits, claims and settlement expenses). Beginning in May 2006, the Company is assessing its Florida and Louisiana property policyholders over the following 12-24 months to recoup these amounts. In 2006, the Company was assessed and paid an additional $0.6 million to Florida Citizens, which will be recouped in a similar manner. Also during 2006, the Florida Insurance Guaranty Association (“FIGA”) assessed the Company $0.4 million to cover losses due to liquidation of an insurance company and $0.4 million for an additional emergency assessment. Starting in 2007, the Company will be assessing its Florida policyholders over 12-24 months to recoup both of these amounts. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales and further tightening of underwriting standards.

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

The primary component of involuntary and other property and casualty premiums, which represented less than 2% of total property and casualty premiums in 2006, is educator excess professional liability insurance purchased by the NEA for all of its members. The NEA’s contract to purchase this insurance from the Company will expire in August 2007. At the time of this Annual Report on Form 10-K, management anticipates that the NEA will not renew this contract.

New annuity deposits increased 1.7% in 2006 and decreased 2.1% in 2005. In 2006, single premium and rollover deposits as well as new scheduled annuity deposits increased slightly compared to 2005. New deposits to fixed accounts increased 2.7%, or $4.9 million, compared to 2005, and new deposits to variable accounts increased 0.5%, or $0.7 million. While new deposits to fixed accounts in 2005 decreased 6.5%, or $12.7 million, due to the interest rate environment, new deposits to variable accounts increased 4.4%, or $5.8 million, compared to 2004.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 735 authorized agents at December 31, 2006. During 2006, this channel generated $38.7 million in annualized new annuity sales for the Company compared to $35.4 million in 2005 and $38.0 million in 2004.

Total annuity accumulated cash value of $3.6 billion at December 31, 2006 increased 8.6% compared to a year earlier, reflecting the increase from new business, continued favorable retention and improved financial market performance over the 12 months. Total annuity accumulated cash value of $3.3 billion at December 31, 2005 increased 7.0% compared to the end of 2004. At December 31, 2006, the number of annuity contracts outstanding of 165,000 increased 1.9%, or 3,000 contracts, compared to December 31, 2005 and 3.8%, or 6,000 contracts, compared to December 31, 2004.

Variable annuity accumulated balances were 12.1% higher at December 31, 2006 than at December 31, 2005 and annuity segment contract charges earned increased 10.1%, or $1.8 million, in 2006. Variable annuity accumulated balances were 6.3% higher at December 31, 2005 than at December 31, 2004, while annuity segment contract charges earned in 2005 increased 7.2%, or $1.2 million.

Life segment premiums and contract deposits declined 1.6%, or $1.7 million, in 2006. Life segment premiums and contract deposits declined 3.2%, or $3.5 million, in 2005. The ordinary life insurance in force lapse ratio was 5.7% for the 12 months ended December 31, 2006 compared to 6.5% and 7.2% for the twelve months ended December 31, 2005 and 2004, respectively.

In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In February 2006, the Company introduced Life by Design, a new portfolio of life insurance products. In March 2006, the Company introduced new fixed and variable annuity products and in May 2006, the Company added 12 new investment options to its variable annuity products. See additional description of these new products in “Business — Life Segment” and “Business — Annuity Segment”.

Net Investment Income

Pretax investment income of $209.0 million for 2006 increased 7.4%, or $14.4 million, (6.9%, or $9.2 million, after tax) compared to 2005. The increase reflects growth in the size of the investment portfolio and a slight increase in the portfolio yield. Pretax investment income of $194.6 million for 2005 increased 1.7%, or $3.2 million, (1.5%, or $2.0 million, after tax) compared to 2004. Growth in the size of the investment portfolio and an increase in the portfolio yield more than offset a decrease of approximately $4.0 million pretax in prepayment income. Average invested assets (excluding securities lending collateral) increased 6.5% over the past 12 months. The average pretax yield on the investment portfolio was 5.40% (3.68% after tax) for 2006, compared to a pretax yield of 5.35% (3.66% after tax) and 5.68% (3.89% after tax) for 2005 and 2004, respectively.

Net Realized Investment Gains

Net realized investment gains (pretax) were $10.9 million for 2006 compared to net realized investment gains of $9.8 million in 2005 and $12.2 million in 2004. Net realized investment gains in 2006 included $5.1 million of litigation proceeds on previously impaired WorldCom, Inc. debt securities. In 2006, the Company recorded an impairment of $0.1 million related to fixed income securities from one issuer. In 2005, the Company recorded a fixed income security impairment of $1.8 million related to securities from one automobile industry issuer. There were no impairment charges from the Company’s fixed income security portfolio in 2004. Net realized investment gains in 2006 included $0.3 million from sales of securities for which impairment charges were recorded in the fourth quarter of 2005 and the securities impaired in 2006 were later sold at the impaired value. Gains realized in 2005 included $1.9 million from sales of securities for which impairment charges were recorded in 2003. The net gains for 2006, 2005 and 2004 also reflected gains and losses realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of December 31, 2006 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain (Loss)
Corporate bonds
Banking and Finance	41	$363.5	$360.1	$3.4
Energy	48	247.6	243.8	3.8
Telecommunications	26	182.5	179.7	2.8
Utilities	27	178.3	175.8	2.5
Health Care	24	151.6	151.1	0.5
Insurance	13	93.5	90.8	2.7
Transportation	11	90.2	90.8	(0.6)
Food and Beverage	22	76.9	77.3	(0.4)
Metal and Mining	10	66.8	66.7	0.1
Automobiles	11	61.5	60.7	0.8
All Other Corporates (1)	149	495.5	490.3	5.2

Total corporate bonds	382	2,007.9	1,987.1	20.8
Mortgage-backed securities
U.S. government and federally sponsored agencies	431	781.2	791.1	(9.9)
Other	21	92.5	91.9	0.6
Municipal bonds	163	553.1	546.8	6.3
Government bonds
U.S.	8	243.8	245.3	(1.5)
Foreign	8	30.5	28.6	1.9
Collateralized debt obligations (2)	1	3.0	3.0	*
Asset-backed securities	20	108.2	108.4	(0.2)

Total fixed maturity securities	1,034	$3,820.2	$3,802.2	$18.0

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Real estate; defense; broadcasting and media; technology; retail; and cable represented $294.2 million of fair value at December 31, 2006, with the remaining 12 classifications each representing less than $37 million.

(2)	All of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at December 31, 2006.

At December 31, 2006, the Company’s diversified fixed maturity portfolio consisted of 1,253 investment positions, issued by 1,034 entities, and totaled approximately $3.8 billion in fair value. The portfolio was 94.5% investment grade, based on fair value, with an average quality rating of A+. At December 31, 2006, the portfolio had $43.8 million pretax of total gross unrealized losses related to 538 positions. At December 31, 2005, the portfolio had $39.3 million pretax of total gross unrealized losses related to 545 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at December 31, 2006, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of December 31, 2006

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	46	$264.0	$265.1		$(1.1)
7 through 12 months	66	211.4	214.9		(3.5)
13 through 24 months	224	1,205.9	1,233.3		(27.4)
25 through 36 months	56	266.9	273.9		(7.0)
37 through 48 months	11	56.1	59.3		(3.2)
Greater than 48 months	—	—	—		—

Total	403	$2,004.3	$2,046.5		$(42.2)

Non-investment grade
6 Months or less	30	$16.7	$16.8		$(0.1)
7 through 12 months	46	25.7	26.3		(0.6)
13 through 24 months	44	24.6	25.5		(0.9)
25 through 36 months	11	3.5	3.5		*
37 through 48 months	—	—	—		—
Greater than 48 months	—	—	—		—

Total	131	$70.5	$72.1		$(1.6)

Not rated
Total, all greater than 48 months	4	$1.5	$1.5	$	*

Grand total	538	$2,076.3	$2,120.1		$(43.8)

*	Less than $0.1 million.

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.1 million. No fixed maturity securities were trading below 80% of book value at December 31, 2006. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2006 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2006. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2006	2005	Percent	Amount	2004
Property and casualty	$340.6	$398.0	-14.4%	$(57.4)	$439.3
Annuity	1.1	0.8	37.5%	0.3	1.2
Life	47.0	43.9	7.1%	3.1	43.9

Total	$388.7	$442.7	-12.2%	$(54.0)	$484.4

Property and casualty catastrophe losses, included above (1)	$19.2	$59.3		$(40.1)	$70.5

(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2006	2005	2004
Incurred claims and claim expenses:
Claims occurring in the current year	$359.8	$411.1	$435.5
Increase (decrease) in estimated reserves for claims occurring in prior years (1):
Policies written by the Company (2)	(19.2)	(13.1)	3.8
Business assumed from state reinsurance facilities	—	—	—

Total (2)	(19.2)	(13.1)	3.8

Total claims and claim expenses incurred	$340.6	$398.0	$439.3

Property and casualty loss ratio:
Total	63.3%	72.4%	78.3%
Effect of catastrophe costs, included above (2)	3.6%	11.9%	13.2%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(2)	The year ended December 31, 2006 included development of prior years’ reserves for catastrophe losses in captions related to catastrophe losses/costs as well as captions related to prior years’ reserve development as follows: total property and casualty, unfavorable development of $1.4 million; voluntary automobile, favorable development of $1.5 million; and total property, unfavorable development of $2.9 million.

In 2006, the Company’s benefits, claims and settlement expenses decreased compared to 2005, primarily reflecting a decrease in catastrophe losses, the decrease in estimated reserves for property and casualty claims occurring in prior years and favorable current year voluntary automobile claim frequency. Benefits, claims and settlement expenses for 2005 decreased compared to 2004 for similar reasons. The Company’s catastrophe losses decreased compared to 2005 and 2004, primarily reflecting the significant level of hurricane losses incurred in each of those years. 2006 did, however, reflect higher non-hurricane related catastrophe losses, including third quarter hail storms in Minnesota, as well as increased severity of non-hurricane losses primarily from wind damage. Catastrophe losses in 2006 included $1.4 million of adverse development of prior years’ catastrophe loss reserves (recorded in the second quarter), primarily due to increases in ultimate net settlement cost related to two third quarter 2005 events: a severe hail storm in Minnesota and Hurricane Katrina. In 2006, the gross loss and loss adjustment expense estimate for Hurricane Katrina was increased to $82 million, which now exceeds the Company’s reinsurance limit of $80 million in effect during 2005. Excluding the adverse development of prior years’ catastrophe reserves, development of prior years’ property and casualty reserves had a $20.6 million favorable effect on benefits, claims and settlement expenses in 2006 compared to $13.1 million of favorable development in 2005 and $3.8 million of adverse development in 2004. The 2006 favorable development was the result of actual and remaining projected losses for prior years, primarily accident years 2005 and 2004, being below the level anticipated in the December 31, 2005 loss reserve estimate for the voluntary automobile line of business, which was driven primarily by emerging claim trends related to frequency.

For 2006, the voluntary automobile loss ratio of 65.3% decreased by 2.9 percentage points compared to 2005, including a 2.5 percentage point improvement due to the change in development of prior years’ reserves excluding the favorable development of prior years’ catastrophe reserves. The homeowners loss ratio of 55.6% for 2006 decreased 24.9 percentage points compared to 2005, primarily reflecting the higher level of catastrophe costs in 2005 partially offset by the effect of the increase in ceded premium in 2006 as a result of the Company’s enhanced catastrophe reinsurance program which added approximately 3.6 percentage points to the 2006 ratio. Catastrophe costs, including adverse development of prior years’ catastrophe reserves in 2006, represented 11.2 percentage points of the homeowners loss ratio for 2006 compared to 37.9 percentage points for 2005, representing a decrease of 26.7 percentage points. For 2004, the voluntary automobile loss ratio was 70.6%, including 0.9 percentage point due to adverse development of prior years’ reserves, and the homeowners loss ratio was 96.9%, including 46.9 percentage points due to catastrophe costs.

For the annuity segment, benefits increased by a minimal amount compared to 2005 and the 2005 amount was comparable to 2004. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.7 million at both December 31, 2006 and 2005, compared to $0.1 million at December 31, 2004.

For the life segment, benefits were greater in 2006 reflecting increased mortality costs compared to 2005 and 2004.

Interest Credited to Policyholders

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2006	2005	Percent	Amount	2004
Annuity	$86.5	$81.5	6.1%	$5.0	$75.7
Life	36.0	34.4	4.7%	1.6	33.0

Total	$122.5	$115.9	5.7%	$6.6	$108.7

Compared to 2005, the 2006 increase in annuity segment interest credited reflected a 6.8% increase in average accumulated fixed deposits, partially offset by a 3 basis point decline in the average annual interest rate credited to 4.37%. Compared to 2004, the 2005 increase in annuity segment interest credited reflected a 9.0% increase in average accumulated fixed deposits, partially offset by a 5 basis point decline in the average annual interest rate credited to 4.40%. Life insurance interest credited increased in both 2006 and 2005 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the years ended December 31, 2006 and 2005 were 126 basis points and 128 basis points, respectively.

As of December 31, 2006, fixed annuity account values totaled $2.1 billion, including $1.8 billion of deferred annuities. Approximately 15% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 73% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. While the decline in the annuity net interest spread moderated to only 2 basis points in 2006, due to limitations on the Company’s ability to further lower interest crediting rates, the Company may experience additional fixed annuity spread compression in future periods.

Operating Expenses

In 2006, operating expenses decreased 1.6%, or $2.1 million, compared to 2005, primarily reflecting benefits from the Company’s expense control initiatives. The property and casualty expense ratio of 24.3% for 2006 increased 1.1 percentage points compared to 2005, including the effect on this ratio of a reduced level of premiums earned. In 2005, operating expenses decreased 1.1%, or $1.5 million, compared to 2004, primarily reflecting benefits from the Company’s expense control initiatives partially offset by timing differences between periods. The property and casualty expense ratio was 23.2% in 2005 and 22.2% in 2004.

The Company offers long-term care insurance, variable and fixed interest rate universal life policies (“Life Partner Products”), and equity indexed annuities and single premium immediate annuities (“Annuity Partner Products”), with three third-party vendors underwriting and bearing the risk of such insurance, and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents increased approximately $0.3 million during 2006. Sales of Annuity Partner products were $23.6 million in 2006, compared to $12.6 million in 2005 when these products were first introduced. The amount of Life Partner Product and Annuity Partner Product commissions received by the Company in 2006, in excess of costs for agent commissions and commission-related expenses, was approximately $2.6 million, $1.7 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In July 2006, the Company announced that effective January 1, 2007 it would eliminate the existing health care benefits for retirees 65 years of age and over and establish a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 thousand to their HRA account to use for covered expenses incurred on or after age 65. Also, the new plan does not provide life insurance benefits to individuals who retired in 1994 or later. As a result of the changes in the plan for other postretirement benefits, a reduction in expenses of approximately $2.3 million was recognized in 2006 and the Company anticipates a reduction in its expenses of approximately $4.5 million and $2.3 million in 2007 and 2008, respectively.

Amortization of Policy Acquisition Expenses and Intangible Assets

For 2006, the combined amortization of policy acquisition expenses and intangible assets was $80.1 million compared to $76.6 million recorded in 2005 and $76.0 million recorded in 2004. Amortization of intangible assets was $6.1 million, $5.1 million and $6.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The December 31, 2006 valuation of Annuity VIF resulted in a $0.7 million increase in amortization compared to a $0.2 million decrease at December 31, 2005 and a $0.9 million increase at December 31, 2004. The increase in 2006 amortization of Annuity VIF was primarily attributable to revised assumptions related to the annual targeted interest rate spreads, which negatively impacted the estimation of annuity future gross profits.

Amortized policy acquisition expenses were $74.0 million for 2006 compared to $71.5 million and $70.0 million for the years ended December 31, 2005 and 2004, respectively. The December 31, 2006 valuation of annuity deferred policy acquisition costs resulted in a $0.5 million increase in amortization compared to a $1.8 million increase in amortization resulting from a similar valuation at December 31, 2005. The increase in 2006 amortization of annuity policy acquisition expenses was primarily attributable to revised assumptions related to the annual targeted interest rate spreads, which was partially offset by actual financial market performance in excess of target. For the life segment, the December 31, 2006 valuation of deferred policy acquisition costs resulted in a $0.6 million increase in amortization compared to a $0.7 million decrease from the 2005 valuation. The increase in 2006 amortization of life policy acquisition expenses was primarily attributable to revised annual targeted interest rate spreads, which negatively impacted the estimation of life future gross profits. The December 31, 2004 valuations of annuity and life deferred policy acquisition costs resulted in increases of $1.2 million and $0.4 million, respectively. The remaining increases in amortized policy acquisition costs were due to scheduled amortization of capitalized costs.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains, was 29.7%, 17.8% and 19.2% for the years ended December 31, 2006, 2005 and 2004, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 5.6, 8.0 and 11.5 percentage points for the years ended December 31, 2006, 2005 and 2004, respectively. While the amount of income from tax-advantaged securities was comparable for each of the three years, the increasing level of taxable income has resulted in this having a declining impact on the effective income tax rate during this period.

As previously disclosed, in 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million as a result of closing tax years 1996 through 2001 with favorable resolution of the contingent tax liabilities. The Company also received interest on income tax refunds of $1.4 million, which was recorded by the Company as pretax income in the second quarter of 2005. No similar reductions to federal income tax expense were recorded in 2006 or 2004.

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service (“IRS”) audit. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At December 31, 2006, the Company had federal income tax returns for the 2002 through 2005 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $4.2 million of contingent tax liabilities related to those open tax years.

Net Income

For 2006, the Company’s net income significantly exceeded the prior year primarily due to lower catastrophe losses for 2006 compared to the significant level experienced in 2005. Net income in 2005 benefited by approximately $10.1 million from a reduction in contingent tax liabilities and interest on income tax refunds, with no similar items in 2006. In 2006, earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, somewhat offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. Net income in 2006 also benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves compared to 2005. The property and casualty combined ratio was 87.6% for 2006 compared to 95.6% for 2005. Annuity segment net income decreased compared to 2005, while life segment net income improved over the same period.

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

For 2004, the Company’s net income reflected improved property and casualty segment non-catastrophe earnings, partially offset by the record high level of catastrophe costs in 2004. This improvement was driven by pricing and underwriting actions taken over several preceding quarters, continuing favorable non-catastrophe claims frequency trends, ongoing improvements in claims processes and cost containment initiatives, along with minimal adverse development of prior years’ reserves.

Net income by segment and net income per share were as follows:

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2006	2005	Percent	Amount	2004
Analysis of net income (loss) by segment:
Property and casualty	$74.3	$45.0	65.1%	$29.3	$27.6
Annuity	13.2	15.1	-12.6%	(1.9)	12.6
Life	14.5	13.4	8.2%	1.1	14.8
Corporate and other (1)	(3.3)	3.8		(7.1)	1.3

Net income	$98.7	$77.3	27.7%	$21.4	$56.3

Effect of catastrophe costs, after tax, included above	$(12.9)	$(45.0)		$32.1	$(49.1)

Diluted:
Net income per share	$2.19	$1.67	31.1%	$0.52	$1.25

Weighted average number of shares and equivalent shares (in millions)	45.8	47.9	-4.4%	(2.1)	47.3
Property and casualty combined ratio:
Total	87.6%	95.6%		-8.0%	100.5%
Effect of catastrophe costs, included above	3.6%	12.3%		-8.7%	13.4%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with how management evaluates the results of those segments.

For the three years ended December 31, 2006, net income for the property and casualty segment increased as described above.

Compared to the prior year, annuity segment net income for 2006 decreased, primarily reflecting the favorable resolution of contingent tax liabilities and tax refund interest received in 2005, with no similar benefit in 2006. Annuity segment net income increased in 2005 primarily as a result of the contingent income tax liability reduction of $3.6 million, which more than offset a decline in the interest margin and the negative effect of valuations of deferred policy acquisition costs and the increase in GMDB reserves.

Life segment net income for 2006 increased compared to 2005. Life segment pretax income was equal to 2005, as growth in investment income was offset by higher mortality costs and increased amortization of deferred policy acquisition costs. Life segment net income for 2005 decreased compared to the prior year primarily as a result of an increase in the effective income tax rate recorded in 2005. Mortality was comparable in both 2005 and 2004.

The decline in net income for the corporate and other segment in 2006 was due primarily to the $5.5 million reduction in federal income tax expense in 2005 from the elimination of the contingent tax liability for the 1996 through 2001 tax years as well as the 2006 increase in debt interest expense. For 2005, the increase in the corporate and other segment net income was driven by the reduction in federal income tax expense described above.

Return on shareholders’ equity based on net income was 17%, 13% and 10% for the years ended December 31, 2006, 2005 and 2004, respectively.

At the time of this Annual Report on Form 10-K, based on results for the full year 2006, management estimates that 2007 full year net income before realized investment gains and losses will be within a range of $1.80 to $1.95 per share. This projection anticipates a modest increase in the property and casualty combined ratio – to between 90% and 92% — partially offset by a double-digit increase in annuity profit margins. Included in the earnings estimate are additional costs, compared to 2006, totaling approximately $0.15 per share associated with the Company’s 2007 catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”, and an increased level of investment in strategic growth initiatives, including the Agency Business Model. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At December 31, 2006, 2005 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, Inc., HMEC’s largest shareholder with 18.2% of the common shares outstanding per their SEC filing on Form 13G as of December 31, 2006, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2006 — Net Realized Investment Gains and Losses”, “Business — Investments” and in the “Notes to Consolidated Financial Statements – Note 2 — Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2006, net cash provided by operating activities increased compared to 2005 including a decline in claim payments, due largely to a reduction in catastrophe-related payments partially offset by a decline in premiums received and an increase in federal income tax payments.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for the share repurchase program also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2007 without prior approval are approximately $106 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

In April 2006, the Company issued $125.0 million aggregate principal amount of 6.85% senior notes, which will mature on April 15, 2016 (“Senior Notes due 2016”), at a discount of 0.305%. As of December 31, 2006, $74.0 million of the net proceeds were used to repay in full the balance then outstanding on the Bank Credit Facility and $9.4 million of the net proceeds was used in July 2006 for additional repurchase of Senior Convertible Notes. See “Capital Resources” for a description of management’s anticipated utilization of the remaining net proceeds.

For the year ended December 31, 2006, receipts from annuity contracts increased 1.7% compared to 2005. Annuity contract benefits and withdrawals increased $23.2 million, or 18.3%, compared to 2005. Cash value retentions for variable and fixed annuity options were 91.5% and 93.7%, respectively, for the 12 month period ended December 31, 2006. Net transfers to variable annuity accumulated cash values decreased $2.7 million, or 2.2%, compared to 2005.

Contractual Obligations

	Payments Due By Period As of December 31, 2006
		Less Than	1 - 3 Years	3 –5 Years	More Than 5 Years
		1 Year	(2008 and	(2010 and	(2012 and
	Total	(2007)(1)	2009)	2011)	beyond)
Fixed annuities and fixed option of variable annuities (1)	$3,454.2	$108.5	$251.3	$276.9	$2,817.5
Supplemental contracts (1)	289.1	37.5	59.8	44.3	147.5
Life insurance policies (1)	2,194.2	72.7	152.4	154.4	1,814.7
Property and casualty claims and claim adjustment expenses (1)	317.8	165.1	112.4	29.6	10.7
Short-term Debt Obligations (2):
Bank Credit Facility (expires December 19, 2011)	—	—	—	—	—
Long-Term Debt Obligations (2):
Senior Convertible Notes Due May 14, 2032 (3)	69.1	0.5	—	—	68.6
Senior Notes Due June 15, 2015	113.6	4.5	9.1	9.1	90.9
Senior Notes Due April 15, 2016	206.3	8.6	17.1	17.1	163.5
Operating lease obligations (4)	5.3	3.3	1.8	0.2	—
Purchase obligations	1.2	1.2	—	—	—

Total	$6,650.8	$401.9	$603.9	$531.6	$5,113.4

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.

(2)	Includes principal and interest.

(3)	The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 14, 2007 and holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 as further described in “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report.

(4)	The Company has entered into various operating lease agreements, primarily for real estate (agency and claims offices across the country and portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments—Life and Annuity Segments

The following table duplicates information above and summarizes the Company’s life and annuity contractual obligations and commitments as of December 31, 2006 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2006
	Total	Less Than 1 Year (2007)	1 - 3 Years (2008 and 2009)	3 - 5 Years (2010 and 2011)	More Than 5 Years (2012 and beyond)

Fixed annuities and fixed option of variable annuities	$3,454.2	$108.5	$251.3	$276.9	$2,817.5
Supplemental contracts	289.1	37.5	59.8	44.3	147.5
Life insurance	2,194.2	72.7	152.4	154.4	1,814.7

Total	$5,937.5	$218.7	$463.5	$475.6	$4,779.7

A significant portion of policy contract benefits to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2006. Separate account payments are not reflected herein due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2006, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

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

For annuity estimated payments, certain assumptions have been made about distribution and surrender patterns in the amounts reported. Actual payouts may differ significantly from those projected. For example, actual retirement patterns may result in earlier or later withdrawal of contract funds, which could cause the timing of the obligations reported to vary significantly. In addition, contractual surrender provisions exist on an immaterial portion of these contracts that could decrease and/or accelerate those obligations presented.

Estimated Claims and Claim Related Payments—Property and Casualty Segment

The table below duplicates information above and presents the amount and estimated future timing of claims and claim related payments for property and casualty insurance. Both the total liability and the estimated payments are based on actuarial projection techniques, at a given accounting date. These estimates include assumptions of the ultimate settlement and administrative costs based on the Company’s assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency and other factors. Variables in the reserve estimation process can be affected by both internal and external events, such as changes in claims handling procedures, economic inflation, legal trends and legislative changes. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant reporting lags between the occurrence of a claim and the time it is actually reported to the Company. The future cash flows related to the items contained in the table below required estimation of both amount (including severity considerations) and timing. Amount and timing are frequently estimated separately. An estimation of both amount and timing of future cash flows related to claims and claim related payments is generally reliable only in the aggregate with some unavoidable estimation uncertainty.

The following table includes estimated future claims and claims related payments at December 31, 2006. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2006
	Total	Less Than 1 Year (2007)	1 -3 Years (2008 and 2009)	3 - 5 Years (2010 and 2011)	More Than 5 Years (2012 and beyond)
Claims and claim adjustment expenses	$317.8	$165.1	$112.4	$29.6	$10.7

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

The total capital of the Company was $889.1 million at December 31, 2006, including $232.0 million of long-term debt and no short-term debt outstanding. Total debt represented 26.4% of total capital excluding unrealized investment gains and losses (26.1% including unrealized investment gains and losses) at December 31, 2006, which was modestly above the Company’s long-term target of 25%.

Shareholders’ equity was $657.1 million at December 31, 2006, including a net unrealized gain in the Company’s investment portfolio of $11.1 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $870.4 million and $20.20, respectively, at December 31, 2006. Book value per share was $15.25 at December 31, 2006 ($14.99 excluding investment fair value adjustments).

As of December 31, 2006, the Company had outstanding $68.6 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. From May 15, 2007 through maturity of the Senior Convertible Notes, interest will be recognized at the effective rate of 3.0% and will represent the accrual of discount, excluding any contingent cash interest that may become payable. The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 14, 2007. Holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027. As of the date of this Annual Report on Form 10-K, management intends to redeem all of its outstanding Senior Convertible Notes on May 14, 2007 utilizing available excess proceeds from the 2006 issuance of the Senior Notes due 2016. Detailed information regarding the contingent cash interest, conversion and redemption terms of the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report.

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

As of December 31, 2006, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

On April 21, 2006, the Company issued $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report. A portion of the net proceeds was used to repay in full the $74.0 million balance then outstanding on the Bank Credit Facility and $9.4 million was used in July 2006 for additional repurchases of Senior Convertible Notes. Remaining net proceeds are anticipated by management to be used to redeem the outstanding Senior Convertible Notes on May 14, 2007 and for general corporate purposes.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2006, the Company had no balance outstanding under its Bank Credit Facility. Effective December 19, 2006, the Bank Credit Facility agreement was amended and restated to 1) extend the commitment termination date to December 19, 2011 from the previous termination date of May 30, 2009, 2) increase the commitment amount to $125.0 million from the previous limit of $100.0 million, 3) decrease the interest rate spread relative to Eurodollar base rates, and 4) decrease the variable commitment fee on the unused portion of the Bank Credit Facility by 5 basis points. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2006. To initially fund the repurchases of the Senior Convertible Notes, the Company borrowed $67.0 million in March 2006 and $7.0 million in April 2006 under the Bank Credit Facility and subsequently repaid this balance in full on April 21, 2006 utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, described above.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75.0 million face amount of Senior Notes due 2015 and $125.0 million face amount of Senior Notes due 2016 were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2006, 2005 and 2004 was 2.0x, 1.8x and 1.6x, respectively. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 11.7x, 11.6x and 11.2x for the years ended December 31, 2006, 2005 and 2004, respectively.

Total shareholder dividends were $18.3 million for the year ended December 31, 2006. In March, May, September and December 2006, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment”.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of February 23, 2007 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)			Debt Ratings (Outlook)

As of February 23, 2007
S&P (1)	A	(stable	)	BBB	(stable	)
Moody’s (1)	A3	(stable	)	Baa3	(stable	)
A.M. Best	A-	(stable	)	bbb-	(stable	)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for 2005. In April 2006, all three of the rating agencies affirmed their debt ratings as they assigned a rating to the Senior Notes due 2016.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2006 — Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2006 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2006, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the life and annuity business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2006 — Net Realized Investment Gains and Losses” and “Business — Investments”.

The Company’s life and annuity earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2006 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2006, the duration of both the fixed income securities portfolio and the Company’s insurance liabilities was estimated to be approximately 5 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2006, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $17 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $42 million after tax, or 6% of shareholders’ equity. At December 31, 2005, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $17 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $31 million after tax, or 5% of shareholders’ equity. In each case, these changes in interest rates assume a parallel shift in the yield curve.

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

Recent Accounting Changes

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. This standard will be effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company will be January 1, 2008. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments, as defined in SFAS No. 159, at fair value. Changes in unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. At adoption, for those financial assets and financial liabilities which management has elected to carry at fair value, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Management is currently assessing the impact of this SFAS to determine whether it will elect to measure any of its eligible financial assets or financial liabilities at fair value. An election to measure any or all of its eligible financial instruments at fair value could have a material effect on the results of operations or financial position of the Company. In any event, the Company will not be electing to early adopt SFAS No. 159 and, as a result, retrospective application will be prohibited.

The Pension Protection Act of 2006

In the third quarter of 2006, the federal government enacted the Pension Protection Act of 2006 (the “Act”) which changes the manner in which pension funding is determined. The new rules are effective for funding beginning in 2008. Management does not expect the Act to have a material impact on the Company’s funding activity.

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of December 31, 2006.

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

FIN 48

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. This standard will be effective as of the beginning of the first fiscal year beginning after December 15, 2006. FIN 48 provides recognition of tax benefits from tax return positions only if it is more likely than not the position will be sustainable, upon examination, on its technical merits and any relevant administrative practices or precedents. The amount of the tax benefit to be recognized is the greatest amount of benefit that is cumulatively greater than 50% likely of being recognized based upon the probabilities of amounts that could be realized upon ultimate settlement. In addition, FIN 48 requires tabular disclosure of beginning and ending balances of unrecognized tax benefits and an evaluation of any possible ultimate settlement in the next 12 months. Based on an evaluation as of December 31, 2006, management believes that implementation of FIN 48 will not have a material effect on the Company’s results of operations or financial position.

SOP 05-1

In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. This SOP will be effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Management has completed its assessment of the impact of the SOP and has concluded that its adoption will not have a material effect on the results of operations or financial position of the Company.

Other Matters

In 2002, the Company began providing fixed and variable annuity options to Chicago Public School (“CPS”) employees through the CPS 403(b) program. Based on advice of counsel, the Company did not believe that registration with the SEC was required. When it came to light that the issue was not free from doubt, management consulted current counsel and the SEC. As a result of those consultations, the Company registered the CPS group variable annuity product and the CPS Separate Account with the SEC and was notified by the SEC that the registrations were declared effective on October 16, 2006. With the registration complete, the Company is in compliance with applicable law and regulation. At the time of this Annual Report on Form 10-K, management believes that resolution of the matter will not have a material impact on the Company’s results of operations or financial position.

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

REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

Horace Mann Educators Corporation

The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004 have been prepared by management, who is responsible for their integrity and reliability. The statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include some amounts that are based upon management’s best estimates and judgements. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. The financial information contained elsewhere in this Annual Report on Form 10-K is consistent with that contained in the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, effective January 1, 2006. As discussed in Note 9 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

February 28, 2007

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2006, $3,511,034; 2005, $3,466,276)	$3,530,658	$3,513,451
Fixed maturity securities on loan (amortized cost 2006, $291,144; 2005, $189,008)	289,524	189,851

Total fixed maturities	3,820,182	3,703,302
Short-term and other investments	182,312	100,195
Short-term investments, loaned securities collateral	299,722	192,995

Total investments	4,302,216	3,996,492
Cash	13,438	—
Accrued investment income and premiums receivable	107,590	103,141
Deferred policy acquisition costs	249,377	233,630
Goodwill	47,396	47,396
Value of acquired insurance in force	10,523	16,322
Other assets	104,533	109,936
Separate Account (variable annuity) assets	1,494,614	1,333,690

Total assets	$6,329,687	$5,840,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,944,675	$1,818,997
Interest-sensitive life contract liabilities	641,252	617,708
Unpaid claims and claim expenses	326,661	350,761
Future policy benefits	185,747	182,997
Unearned premiums	203,017	201,594

Total policy liabilities	3,301,352	3,172,057
Other policyholder funds	142,832	146,078
Liability for securities lending agreements	298,494	191,870
Other liabilities	203,332	225,435
Short-term debt	—	—
Long-term debt	231,982	190,886
Separate Account (variable annuity) liabilities	1,494,614	1,333,690

Total liabilities	5,672,606	5,260,016

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2006, 60,594,626; 2005, 60,475,399	61	60
Additional paid-in capital	347,873	345,251
Retained earnings	634,110	553,712
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	11,070	28,446
Net funded status of pension and other postretirement benefit obligation	(3,456)	—
Minimum pension liability adjustment	—	(14,301)
Treasury stock, at cost, 2006 and 2005, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	657,081	580,591

Total liabilities and shareholders’ equity	$6,329,687	$5,840,607

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Insurance premiums and contract charges earned	$653,922	$664,939	$674,704
Net investment income	209,009	194,632	191,448
Realized investment gains	10,876	9,841	12,197

Total revenues	873,807	869,412	878,349

Benefits, losses and expenses
Benefits, claims and settlement expenses	388,735	442,717	484,410
Interest credited	122,478	115,861	108,668
Policy acquisition expenses amortized	73,998	71,463	70,001
Operating expenses	129,082	131,305	132,704
Amortization of intangible assets	6,078	5,141	5,990
Interest expense	13,143	8,881	6,819

Total benefits, losses and expenses	733,514	775,368	808,592

Income before income taxes	140,293	94,044	69,757
Income tax expense	41,585	16,771	13,444

Net income	$98,708	$77,273	$56,313

Earnings per share
Basic	$2.29	$1.80	$1.32

Diluted	$2.19	$1.67	$1.25

Weighted average number of shares and equivalent shares
Basic	43,011,980	42,912,630	42,762,348
Diluted	45,773,167	47,884,739	47,346,636
Comprehensive income
Net income	$98,708	$77,273	$56,313
Other comprehensive income (loss), net of tax:
Change in net unrealized gains and losses on fixed maturities and equity securities	(17,376)	(57,426)	4,264
Change in net funded status of pension and other postretirement benefit obligation	(3,456)	—	—
Change in minimum pension liability adjustment	14,301	691	2,260

Other comprehensive income (loss)	(6,531)	(56,735)	6,524

Total	$92,177	$20,538	$62,837

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Common stock
Beginning balance	$60	$60	$60
Options exercised, 2006, 114,400 shares; 2005, 124,624 shares; 2004, 104,192 shares	1	—	—
Conversion of Director Stock Plan units, 2006, 761 shares; 2005, 761 shares; 2004, 20,511 shares	—	—	—
Conversion of restricted stock units, 2006, 4,066 shares; 2005 and 2004, 0 shares	—	—	—

Ending balance	61	60	60

Additional paid-in capital
Beginning balance	345,251	343,178	342,306
Options exercised and conversion of Director Stock Plan units and restricted stock units	1,966	2,073	1,997
Share-based compensation expense	656	—	—
Catastrophe-linked equity put option premium	—	—	(1,125)

Ending balance	347,873	345,251	343,178

Retained earnings
Beginning balance	553,712	494,665	456,330
Net income	98,708	77,273	56,313
Cash dividends, $0.42 per share	(18,310)	(18,226)	(17,978)

Ending balance	634,110	553,712	494,665

Accumulated other comprehensive income, net of taxes:
Beginning balance	14,145	70,880	64,356
Change in net unrealized gains on fixed maturities and equity securities	(17,376)	(57,426)	4,264
Change in net funded status of pension and other postretirement benefit obligation	(3,456)	—	—
Change in minimum pension liability adjustment	14,301	691	2,260

Ending balance	7,614	14,145	70,880

Treasury stock, at cost
Beginning and ending balance, 2006, 2005 and 2004, 17,503,371 shares	(332,577)	(332,577)	(332,577)

Shareholders’ equity at end of period	$657,081	$580,591	$576,206

See accompanying notes to consolidated financial statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows - operating activities
Premiums collected	$660,223	$683,505	$690,903
Policyholder benefits paid	(437,006)	(482,753)	(489,321)
Policy acquisition and other operating expenses paid	(216,760)	(221,790)	(220,312)
Federal income taxes recovered (paid)	(15,409)	1,096	(3,933)
Investment income collected	208,356	192,373	188,692
Interest expense paid	(11,150)	(8,275)	(5,955)
Contribution to defined benefit pension plan trust fund	(6,450)	(4,514)	(3,500)
Other	4,002	5,524	10,704

Net cash provided by operating activities	185,806	165,166	167,278

Cash flows - investing activities
Fixed maturities
Purchases	(961,646)	(984,433)	(1,270,699)
Sales	525,990	467,653	679,958
Maturities	285,858	258,637	321,704
Net cash (used in) provided by short-term and other investments	(81,209)	16,856	(11,393)

Net cash used in investing activities	(231,007)	(241,287)	(280,430)

Cash flows - financing activities
Dividends paid to shareholders	(18,310)	(18,226)	(17,978)
Principal repayments on Bank Credit Facility	—	(25,000)	—
Exercise of stock options	1,874	2,055	1,592
Catastrophe-linked equity put option premium	—	—	(1,125)
Proceeds from issuance of Senior Notes due 2016	123,485	—	—
Proceeds from issuance of Senior Notes due 2015	—	74,245	—
Repurchase of Senior Convertible Notes	(82,846)	—	—
Repurchase of Senior Notes due 2006	—	(29,077)	—
Annuity contracts, variable and fixed
Deposits	325,691	320,063	326,976
Benefits and withdrawals	(149,750)	(126,536)	(98,034)
Net transfer to Separate Account (variable annuity) assets	(120,401)	(123,120)	(114,081)
Life policy accounts
Deposits	1,629	2,226	3,099
Withdrawals and surrenders	(6,816)	(6,683)	(8,256)
Change in bank overdrafts	(15,917)	6,174	20,959

Net cash provided by financing activities	58,639	76,121	113,152

Net increase in cash	13,438	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$13,438	$—	$—

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

The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”). HMEC and its subsidiaries have common management, share office facilities and are parties to several intercompany service agreements for management, administrative, data processing, agent commissions, agency services, utilization of personnel and investment advisory services. Under these agreements, costs have been allocated among the companies in conformity with GAAP consistently applied. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries file a consolidated federal income tax return, and there are related tax sharing agreements. The tax sharing agreements provide that tax on income is charged to the subsidiaries as if they were filing separate federal income tax returns and the subsidiaries receive the benefits of any losses or tax credits to the extent utilized in the consolidated return. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Realized gains and losses arising from the sale or impairment of securities are determined based upon specific identification of securities. The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security not impaired at acquisition, or if the Company does not have the ability and intent to hold a security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable expectation that fair value will recover versus historical cost and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that its intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company’s intent or ability to hold a fixed maturity investment with a continuous unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other-than-temporary impairment is performed. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, “Accounting for Non-Current Marketable Equity Securities”, and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Deferred Policy Acquisition Costs

Policy acquisition costs, consisting of commissions, policy issuance and other costs, which vary with and are primarily related to the production of business, are capitalized and amortized on a basis consistent with the type of insurance coverage. Capitalized acquisition costs for interest-sensitive life contracts are amortized over 20 years in proportion to estimated gross profits. For other individual life contracts, acquisition costs are amortized in proportion to anticipated premiums over the terms of the insurance policies (10, 15, 20 and 30 years). For all investment (annuity) contracts, acquisition costs are amortized over 20 years in proportion to estimated gross profits. For property and casualty policies, acquisition costs are amortized over the terms of the insurance policies (six and twelve months). The Company periodically reviews the assumptions and estimates used in capitalizing policy acquisition costs and also periodically reviews its estimations of gross profits. The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the consolidated balance sheet and will not be amortized. SFAS No. 142 established a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. During each year from 2002 through 2006, the Company completed the required testing under SFAS No. 142; no impairment charges were necessary as a result of such assessments.

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

The balances of value of acquired insurance in force by segment at December 31, 2006 and 2005 were as follows:

	December 31, 2006			December 31, 2005
	Cost	Accumulated Amortization	Net Balance	Cost	Accumulated Amortization	Net Balance

Life	$48,746	$45,893	$2,853	$48,746	$44,499	$4,247
Annuity	87,553	79,475	8,078	87,553	74,791	12,762

Subtotal	$136,299	$125,368	10,931	$136,299	$119,290	17,009

Impact of unrealized investment gains and losses			(408)			(687)

Total			$10,523			$16,322

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Expected amortization of the December 31, 2006 balances of value of acquired insurance in force by segment over the next five years is as follows:

	Year Ended December 31,
	2007	2008	2009	2010	2011
Expected amortization of value of acquired insurance in force
Life	$1,338	$1,292	$223	$—	$—
Annuity	3,884	4,194	—	—	—

Total	$5,222	$5,486	$223	$—	$—

The amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

	Year Ended December 31,
	2006	2005	2004
Interest accrued on the unamortized balance of value of acquired insurance in force
Life	$284	$398	$518
Annuity	494	722	921

Total	$778	$1,120	$1,439

Interest accrual rate
Life	8.0%	8.0%	8.0%
Annuity	5.2%	5.1%	5.2%

The accumulated amortization of intangibles as of December 31, 2006 and 2005 was $174,345 and $168,267, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and are included in Other Assets in the Consolidated Balance Sheets. Depreciation and amortization are calculated on the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset type are generally as follows: real estate, identified by specific property, 20-45 years; furniture, 10 years; telephones, 5 years; vehicles, 4 years; and data processing hardware and software and personal computers, 2 to 5 years.

	December 31,
	2006	2005
Property and equipment	$90,384	$75,969
Less: accumulated depreciation	57,726	53,389

Total	$32,658	$22,580

Separate Accounts (Variable Annuity) Assets and Liabilities

Separate account (variable annuity) assets, carried at fair value, and liabilities represent variable annuity funds invested in various mutual funds. The investment income, gains and losses of these accounts accrue directly to the policyholders and are not included in the operations of the Company.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. As a result of the application of purchase accounting, future policy benefits for direct individual life insurance policies issued through August 29, 1989 were revalued using interest rates of 9% graded to 8% over 10 years. For policies issued from August 30, 1989 through December 31, 1992, future policy benefits are computed using an interest rate of 6.5%. An interest rate of 5.5% is used to compute future policy benefits for policies issued after December 31, 1992. The Life by Design product portfolio introduced in February 2006 uses an interest rate of 5% for future policy benefits. Mortality and withdrawal assumptions for all policies have been based on actuarial tables which are consistent with the Company’s own experience. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. The liability also includes provisions for the unearned portion of certain policy charges.

A guaranteed minimum death benefit (“GMDB”) generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. The Company has established a GMDB reserve on variable annuity contracts. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial markets. At December 31, 2006 and 2005, the GMDB reserve was $693 and $705, respectively. The Company has a relatively low exposure to GMDB because approximately 23% of contract values have no guarantee; approximately 71% have only a return of premium guarantee; and approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $19,165 and $24,238 at December 31, 2006 and 2005, respectively.

Unpaid Claims and Claim Expenses

Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not reported and associated settlement expenses. At December 31, 2006, all of the Company’s reserves for property and casualty unpaid claims and claim expenses were carried at the full value of estimated liabilities and were not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in Note 5 — Shareholders’ Equity and Stock Options. Prior to January 1, 2006, the Company accounted for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognized no compensation expense for the stock option grants which had an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires companies to recognize compensation cost for share-based compensation plans, determined based on the fair value at the grant dates. The Company adopted SFAS No. 123(R) using the modified prospective method.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Net income and net income per share recognizing the compensation cost of share-based compensation plans were as follows:

	Year Ended December 31,
	2006	2005	2004
Net income
As reported	$98,708	$77,273	$56,313
Add: Share-based compensation expense, after tax, included in reported net income	656	—	—
Deduct: Share-based compensation expense, after tax, determined under the fair value based method for all awards (1) (2)	656	46	10,971

Adjusted (2)	$98,708	$77,227	$45,342

Net income per share – basic
As reported	$2.29	$1.80	$1.32
Adjusted (2)	$2.29	$1.80	$1.06

Net income per share – diluted
As reported	$2.19	$1.67	$1.25
Adjusted (2)	$2.19	$1.67	$1.02

(1)	There were 17,250 options granted in 2006 having a weighted average grant date fair value of $5.16. The fair market value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.6%; expected dividend yield of 2.2%; expected life of 5.5 years; and expected volatility (based on historical volatility) of 30.5%. The weighted average fair value of nonvested options outstanding on January 1, 2006 was $5.43. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2006 was approximately $1,600, which will be recognized over the remainder of the vesting period currently scheduled to be completed in May 2010. Expense is reflected on a straight-line basis over the vesting period. The expense amount for the year ended December 31, 2004 also includes the impact of accelerated vesting of outstanding stock options, as described below.

(2)	For 2005 and 2004, this represents the pro forma result as if the Company had previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation”.

HMEC’s Board of Directors approved the acceleration of vesting of all outstanding stock options effective June 30, 2004 in an effort to recognize employees’ significant contributions to increasing shareholder value and improving underlying Company operating trends. The Board placed certain restrictions on the transfer of shares obtained by this vesting acceleration for members of the Board of Directors and 10 of HMEC’s key executive officers. At June 30, 2004, the majority of the options vested were out-of-the-money. The accelerated vesting did not have a material effect on the Company’s operating expenses.

Income Taxes

The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2006, 2005 and 2004 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations and minimum pension liability adjustments with the changes for each period included in the respective components of accumulated other comprehensive income (loss) in shareholders’ equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and Incentive Compensation Plan restricted common stock units. In addition, the Company’s Senior Convertible Notes are common stock equivalents reflecting the implementation of the FASB’s Emerging Issues Task Force (“EITF”) consensus on issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2006	2005	2004
Basic - assumes no dilution:
Net income for the period	$98,708	$77,273	$56,313

Weighted average number of common shares outstanding during the period (in thousands)	43,012	42,913	42,762

Net income per share – basic	$2.29	$1.80	$1.32

Diluted - assumes full dilution:
Net income for the period	$98,708	$77,273	$56,313
Interest expense, net of tax, on dilutive Senior Convertible Notes	1,336	2,737	2,737

Adjusted net income for the period	$100,044	$80,010	$59,050

Weighted average number of common shares outstanding during the period (in thousands)	43,012	42,913	42,762
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	114	136	58
Common stock units related to Deferred Equity Compensation Plan for Directors	214	192	159
Common stock units related to Deferred Compensation Plan for Employees	150	146	25
Restricted common stock units related to Incentive Compensation Plan	253	155	—
Weighted average number of common equivalent shares to reflect the dilutive effect of Senior Convertible Notes (in thousands)	2,030	4,343	4,343

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	45,773	47,885	47,347

Net income per share – diluted	$2.19	$1.67	$1.25

Options to purchase 2,341,350 shares of common stock at $18.76 to $33.87 per share were granted in 1997 through 2005 but were not included in the computation of 2006 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2006. The options, which expire in 2007 through 2015, were still outstanding at December 31, 2006.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income

Comprehensive income represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income is equal to net income plus or minus the change in net unrealized gains and losses on fixed maturities and equity securities, the change in the minimum pension liability adjustment and the change in net funded status of pension and other postretirement benefit obligation for the period as shown in the Statement of Changes in Shareholders’ Equity.

In December 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires the recognition in the balance sheet of the funded status of defined benefit pension plans and other postretirement benefit plans as a component of accumulated other comprehensive income, net of tax.

The components of comprehensive income were as follows:

	Year Ended December 31,
	2006	2005	2004
Net income	$98,708	$77,273	$56,313

Other comprehensive income (loss):
Change in net unrealized gains on fixed maturities and equity securities
Net unrealized holding gains on fixed maturities and equity securities arising during period	(37,608)	(98,199)	18,994
Less: reclassification adjustment for gains included in income before income tax	10,876	9,851	12,434

Total, before tax	(26,732)	(88,348)	6,560
Income tax (benefit) expense	(9,356)	(30,922)	2,296

Total, net of tax	(17,376)	(57,426)	4,264

Change in minimum pension liability adjustment
Before tax	22,001	1,063	3,477
Income tax expense	7,700	372	1,217

Total, net of tax	14,301	691	2,260

Change in net funded status of pension and other postretirement benefit obligation
Before tax	(5,317)	—	—
Income tax benefit	(1,861)	—	—

Total, net of tax	(3,456)	—	—

Total comprehensive income	$92,177	$20,538	$62,837

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform with the 2006 presentation.

NOTE 2 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2006	2005	2004
Fixed maturities	$202,354	$191,289	$188,953
Short-term and other investments	10,673	8,076	6,738

Total investment income	213,027	199,365	195,691
Less investment expenses	4,018	4,733	4,243

Net investment income	$209,009	$194,632	$191,448

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2006	2005	2004
Fixed maturities	$10,876	$9,851	$12,434
Short-term and other investments	—	(10)	(237)

Realized investment gains	$10,876	$9,841	$12,197

Fixed Maturity Securities (“fixed maturities”)

At December 31, 2006 and 2005, the fair value and gross unrealized losses of investments in debt securities were as follows:

	12 months or less		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2006
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$40,617	$281	$508,887	$12,208	$549,504	$12,489
Other	76,575	41	139,848	1,884	216,423	1,925
Municipal bonds	41,612	174	102,341	1,709	143,953	1,883
Foreign government bonds	—	—	9,025	206	9,025	206
Corporate bonds	330,826	4,696	697,987	20,732	1,028,813	25,428
Other mortgage-backed securities	28,134	93	100,443	1,759	128,577	1,852

Totals	$517,764	$5,285	$1,558,531	$38,498	$2,076,295	$43,783

As of December 31, 2005
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$442,033	$7,968	$148,292	$4,864	$590,325	$12,832
Other	185,447	1,312	52,042	1,296	237,489	2,608
Municipal bonds	186,299	1,644	45,164	1,431	231,463	3,075
Foreign government bonds	7,337	109	1,836	50	9,173	159
Corporate bonds	735,272	14,581	105,142	3,628	840,414	18,209
Other mortgage-backed securities	68,214	1,222	41,746	1,216	109,960	2,438

Totals	$1,624,602	$26,836	$394,222	$12,485	$2,018,824	$39,321

NOTE 2 - Investments-(Continued)

At December 31, 2006, the gross unrealized loss position in the investment portfolio was $43,783 (538 positions and 1% of the investment portfolio). Securities with an investment grade rating represented 96% of the unrealized loss. The largest single unrealized loss was $1,089 on a FNMA mortgage-backed security purchased in June 2003 when interest rates hit 40 year lows. The majority of the unrealized losses were due to changes in interest rates. The portfolio included 350 securities that have been in an unrealized loss position for greater than 12 months, totaling $38,498 (of which $12,920 was from securities purchased in 2003 when interest rates were at record lows). The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2006 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2006.

The amortized cost, unrealized investment gains and losses, and fair values of fixed maturities as of December 31, 2006 and 2005 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2006
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$791,058	$2,534	$12,489	$781,103
Other	245,213	473	1,925	243,761
Municipal bonds	546,837	8,192	1,883	553,146
Foreign government bonds	28,634	2,087	206	30,515
Corporate bonds	1,987,136	46,212	25,428	2,007,920
Other mortgage-backed securities	203,300	2,289	1,852	203,737

Totals	$3,802,178	$61,787	$43,783	$3,820,182

As of December 31, 2005
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$700,057	$2,938	$12,832	$690,163
Other	273,624	1,225	2,608	272,241
Municipal bonds	571,172	8,718	3,075	576,815
Foreign government bonds	29,767	1,652	159	31,260
Corporate bonds	1,942,504	70,411	18,209	1,994,706
Other mortgage-backed securities	138,160	2,395	2,438	138,117

Totals	$3,655,284	$87,339	$39,321	$3,703,302

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $698,006 and $552,941; Federal Home Loan Mortgage Association (“FHLMA”) of $204,135 and $203,462; and Government National Mortgage Association (“GNMA”) of $31,201 and $33,439 as of December 31, 2006 and 2005, respectively.

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

NOTE 2 - Investments-(Continued)

Maturities/Sales Of Investments

The amortized cost and fair value of fixed maturities at December 31, 2006, by estimated expected maturity, are shown below. Estimated expected maturities differ from contractual maturities reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. Estimated expected maturities consider broker dealer survey values and are verified for consistency with the interest rate and economic environments.

	December 31, 2006
	Amortized Cost	Fair Value	Percent of Total Fair Value
Due in 1 year or less	$312,366	$313,845	8.2%
Due after 1 year through 5 years	1,066,390	1,071,440	28.0%
Due after 5 years through 10 years	1,373,868	1,380,373	36.1%
Due after 10 years through 20 years	348,376	350,026	9.2%
Due after 20 years	701,178	704,498	18.5%

Total	$3,802,178	$3,820,182	100.0%

The average option-adjusted duration for the Company’s fixed maturities portfolio was 5.4 years at December 31, 2006.

Proceeds from sales/maturities of fixed maturities and gross gains and gross losses realized for each year were:

	Year Ended December 31,
	2006	2005	2004
Proceeds	$811,848	$726,290	$1,001,662
Gross gains realized	17,752	20,816	16,893
Gross losses realized	(6,738)	(9,116)	(4,459)

Unrealized Gains (Losses) on Fixed Maturities

Net unrealized gains are computed as the difference between fair value and amortized cost for fixed maturities. A summary of the net increase in unrealized investment gains on fixed maturities, less applicable income taxes, is as follows:

	Year Ended December 31,
	2006	2005	2004
Net unrealized gains on fixed maturities
Beginning of period	$48,018	$142,001	$133,813
End of period	18,004	48,018	142,001

Increase (decrease) for the period	(30,014)	(93,983)	8,188
Income taxes (benefits)	(10,505)	(32,894)	2,866

Increase (decrease) in net unrealized gains on fixed maturities before the valuation impact on deferred policy acquisition costs and value of acquired insurance in force	$(19,509)	$(61,089)	$5,322

NOTE 2 - Investments-(Continued)

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2006 and 2005, fixed maturities with a fair value of $289,524 and $189,851, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2006 and 2005, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

Deposits

At December 31, 2006, securities with a carrying value of $16,240 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Gross reserves, beginning of year	$342,661	$335,000	$304,307
Less reinsurance recoverables	31,604	25,722	20,615

Net reserves, beginning of year (1)	311,057	309,278	283,692

Incurred claims and claim expenses:
Claims occurring in the current year	359,840	411,122	435,451
Increase (decrease) in estimated reserves for claims occurring in prior years (2):
Policies written by the Company	(19,210)	(13,100)	3,815
Business assumed from state reinsurance facilities	—	—	—

Total increase (decrease)	(19,210)	(13,100)	3,815

Total claims and claim expenses incurred (3)	340,630	398,022	439,266

Claims and claim expense payments for claims occurring during:
Current year	220,962	252,311	268,520
Prior years	135,347	143,932	145,160

Total claims and claim expense payments	356,309	396,243	413,680

Net reserves, end of year (1)	295,378	311,057	309,278
Plus reinsurance recoverables	22,352	31,604	25,722

Gross reserves, end of year (4)	$317,730	$342,661	$335,000

(1)	Reserves net of anticipated reinsurance recoverables.

(2)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2006, 2005 and 2004.

(3)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, group accident and health and corporate amounts of $48,105, $44,695 and $45,144 for the years ended December 31, 2006, 2005 and 2004, respectively, in addition to the property and casualty amounts.

(4)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $8,931, $8,100 and $7,445 at December 31, 2006, 2005 and 2004, respectively, in addition to property and casualty reserves.

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together “loss reserves”). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The Company believes the property and casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and records a single best reserve estimate as of each balance sheet date, in conformity with generally accepted actuarial standards, for each line of business and its components (coverages and perils) for reported losses and for IBNR losses and as a result believes no other estimate is better than the recorded amount. Due to uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts.

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

Numerous risk factors will affect more than one product line. One of these factors is changes in claim department practices, including claim closure rates, number of claims closed without payment, the use of outside claims adjusters and the level of needed case reserve estimated by the adjuster. Other risk factors include changes in claim frequency, changes in claim severity, regulatory and legislative actions, court actions, changes in economic conditions and trends (e.g. medical costs, labor rates and the cost of materials), the occurrence of unusually large or frequent catastrophic loss events, timeliness of claim reporting, the state in which the claim occurred and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of outside adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% at December 31, 2006) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 30% of the Company’s total loss reserves at December 31, 2006, the primary actuarial technique utilized is the development of paid loss dollars due to the

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (e.g. automobile liability), which comprise approximately 70% of the Company’s total loss reserves at December 31, 2006, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

In all of the loss estimation techniques referred to above, a ratio (development factor) is calculated which compares current results to results in the prior period for each accident year. Various development factors, based on historical results, are multiplied by the current experience to estimate the development of losses of each accident year from the current time period into the next time period. The development factors for the next time period for each accident year are compounded over the remaining calendar years to calculate an estimate of ultimate losses for each accident year. Occasionally, unusual aberrations in loss patterns are caused by factors such as changes in claim reporting, settlement patterns, unusually large losses, process changes, legal or regulatory environment changes, and other influences. In these instances, analyses of alternate development factor selections are performed to evaluate the effect of these factors, and actuarial judgment is applied to make appropriate development factor assumptions needed to develop a best estimate of ultimate losses. Paid losses are then subtracted from estimated ultimate losses to determine the indicated loss reserves. The difference between indicated reserves and recorded reserves is the amount of reserve reestimate.

Reserves are reestimated quarterly. When new development factors are calculated from actual losses, and they differ from estimated development factors used in previous reserve estimates, assumptions about losses and required reserves are revised based on the new development factors. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates.

Numerous actuarial estimates of the types described above are prepared each quarter to monitor losses for each line of business (coverages and perils) and for reported losses and IBNR. Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which the Company selects the best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These estimates also incorporate the historical impact of inflation into reserve estimates, the implicit assumption being that a multi-year average development factor represents an adequate provision. Based on the Company’s review of these estimates, as well as the review of the independent reserve studies, the best estimate of required reserves for each line of business and its components (coverages and perils) is determined by management and is recorded for each accident year, and the required reserves for each component are summed to create the reserve balances carried on the accompanying consolidated balance sheets.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves, excluding the unprecedented hurricane losses experienced in 2005 and 2004, within a reasonable probability of other possible outcomes, may be approximately plus or minus 6%, or plus or minus approximately $12 million in net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Net favorable development of total reserves for property and casualty claims occurring in prior years was $19,210 in 2006 reflecting emergence of favorable claim trends, primarily for accident years 2005 and 2004, for the voluntary automobile line of business related primarily to claim frequencies, which were more favorable than previously estimated. Net favorable development of total reserves for property and casualty claims occurring in prior years was $13,100 in 2005 reflecting favorable loss emergence trends in both the voluntary automobile and property lines of business. The favorable loss emergence trends included claim frequencies which were more favorable than previously estimated as well as declining claim severities which were the result of improved claims handling processes. Net adverse development of total reserves for property and casualty claims occurring in prior years was $3,815 in 2004 reflecting additional information related to a single liability claim that occurred over 15 years ago.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. For 2001 through 2005, the Company engaged an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at June 30 and December 31 of each year. Beginning in 2006, the independent actuarial consulting firm prepares an independent study of reserves at December 31, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2006 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2006 and 2005 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates, due primarily to reserves related to the automobile liability coverages.

At the time each of the reserve analyses were performed, the Company believed that each estimate was based upon sound and correct methodology and such methodology was appropriately applied and that there were no trends which indicated the likelihood of future loss reserve development. The financial impact of the net reserve development was therefore accounted for in the period that the development was determined.

No other unusual adjustments were made in the determination of the liabilities during the periods covered by these consolidated financial statements. Management believes that, based on data currently available, it has reasonably estimated the Company’s ultimate losses.

NOTE 4 - Debt

Indebtedness and scheduled maturities at December 31, 2006 and 2005 consisted of the following:

	Effective Interest Rates	Final Maturity	December 31,
			2006	2005
Short-term debt:
Bank Credit Facility	Variable	2011	$—	$—
Long-term debt:
1.425% Senior Convertible Notes, Face amount of $68,553 and $244,500 less unaccrued discount of $35,990 and $128,362	3.0%	2032	32,563	116,138
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $226 and $252	6.1%	2015	74,774	74,748
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $355	6.9%	2016	124,645	—

Total			$231,982	$190,886

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”). Effective December 19, 2006, the Current Bank Credit Facility agreement was amended and restated to 1) extend the commitment termination date to December 19, 2011 from the previous termination date of May 30, 2009, 2) increase the commitment amount to $125,000 from the previous limit of $100,000, 3) decrease the interest rate spread relative to Eurodollar base rates, and 4) decrease the variable commitment fee on the unused portion of the Current Bank Credit Facility by 5 basis points. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2006. In March and April 2006, the Company borrowed a total of $74,000 and subsequently repaid this balance in full on April 21, 2006, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, described below. On May 31, 2005, the Company borrowed $25,000 and subsequently repaid this balance in full on June 13, 2005, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described below.

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

NOTE 4 - Debt-(Continued)

1.425% Senior Convertible Notes (“Senior Convertible Notes”)

On May 14, 2002, the Company issued $353,500 aggregate principal amount of 1.425% senior convertible notes due in 2032 at a discount of 52.5% resulting in an effective yield of 3.0%. In 2002, the Company repurchased $53,000 aggregate principal amount, $25,175 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $22,770. In addition to these cash transactions, in December 2002 the Company repurchased an additional $56,000 aggregate principal amount, $26,600 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $25,984 in a non-cash transaction. As consideration for this repurchase, 1,837,925 shares of HMEC’s common stock were issued. In March, April and July 2006, the Company repurchased $175,947 aggregate principal amount, $83,575 carrying value, of the outstanding Senior Convertible Notes at an aggregate cost of $82,846. The March and April 2006 repurchases were initially funded utilizing the Company’s Bank Credit Facility and the July 2006 repurchase was funded with a portion of the cash proceeds from the issuance of the Senior Notes due 2016. As of December 31, 2006 and 2005, HMEC held $231,947 and $56,000, respectively, aggregate principal amount of its Senior Convertible Notes in brokerage accounts which could be reissued by the Company.

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

The Senior Convertible Notes will be convertible at the option of the holders into shares of HMEC’s common stock at a conversion price of $26.74 if the conditions for conversion are satisfied. The Senior Convertible Notes outstanding at December 31, 2006 are potentially convertible into 1,217,707 shares (17.763 shares per $1 thousand face amount) and with the implementation of EITF Consensus No. 04-8 these shares are included in the calculation of diluted earnings per share to the extent dilutive. The Company may elect to pay holders surrendering notes cash or a combination of cash and shares of HMEC’s common stock for the notes surrendered. Holders may also surrender Senior Convertible Notes for conversion during any period in which the credit rating assigned to the Senior Convertible Notes is Ba2 or lower by Moody’s or BB+ or lower by S&P, the Senior Convertible Notes are no longer rated by either Moody’s or S&P, or the credit rating assigned to the Senior Convertible Notes has been suspended or withdrawn by either Moody’s or S&P. The Senior Convertible Notes will cease to be convertible pursuant to this credit rating criteria during any period or periods in which all of the credit ratings are increased above such levels. The Senior Convertible Notes are redeemable by HMEC in whole or in part, at any time on or after May 14, 2007, at redemption prices equal to the sum of the issue price plus accrued original issue discount and accrued cash interest, if any, on

NOTE 4 - Debt-(Continued)

the applicable redemption date. The holders of the Senior Convertible Notes may require HMEC to purchase all or a portion of their Senior Convertible Notes on either May 14, 2007, 2012, 2017, 2022, or 2027 at stated prices plus accrued cash interest, if any, to the purchase date. HMEC may pay the purchase price in cash or shares of HMEC common stock or in a combination of cash and shares of HMEC common stock.

As of the date of this Annual Report on Form 10-K, management intends to redeem all of its outstanding Senior Convertible Notes on May 14, 2007 utilizing available excess proceeds from the 2006 issuance of the Senior Notes due 2016.

6.05% Senior Notes due 2015 (“Senior Notes due 2015”)

On June 9, 2005, the Company issued $75,000 aggregate principal amount of senior notes at an effective yield of 6.1%, which will mature on June 15, 2015. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. The Senior Notes due 2015 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of their principal amount or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

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

6.85% Senior Notes due 2016 (“Senior Notes due 2016”)

On April 21, 2006, the Company issued $125,000 aggregate principal amount of 6.85% Senior Notes, which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. The Senior Notes due 2016 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

A portion of the net proceeds from the issuance of the Senior Notes due 2016 was used to repay in full the $74,000 balance then outstanding on the Bank Credit Facility. As described above, an additional $9,419 of the net proceeds was used in July 2006 for additional repurchases of Senior Convertible Notes. Remaining net proceeds are anticipated by management to be used to redeem the outstanding Senior Convertible Notes on May 14, 2007 and for general corporate purposes.

NOTE 4 - Debt-(Continued)

6 5/8% Senior Notes due 2006 (“Senior Notes due 2006”)

On June 30, 2005, the Company redeemed all of its outstanding Senior Notes due 2006, $28,600 aggregate principal amount, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described above. The aggregate cost of the repurchase was $29,107.

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. The $75,000 aggregate principal amount of Senior Notes due 2015 and $125,000 aggregate principal amount of Senior Notes due 2016 were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

Debt Retirement Gain/Charges

The repurchases of the Senior Convertible Notes during the year ended December 31, 2006 resulted in a pretax gain for the period of $159, which was reported as a component of interest expense for this period.

The repurchase of the Senior Notes due 2006 resulted in a pretax charge to income for the year December 31, 2005 of $507, which was reported as a component of interest expense for this period.

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Convertible Notes indenture, the Senior Notes due 2015 indenture, the Senior Notes due 2016 indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of (1) debt to capital, (2) insurance subsidiaries’ insurance financial strength ratings issued by A.M. Best Company, Inc. and (3) net worth, as defined in the financial covenants.

NOTE 5 - Shareholders’ Equity and Stock Options

Share Repurchase Program and Treasury Shares Held (Common Stock)

At December 31, 2006, the Company held 17,503,371 shares in treasury. As of December 31, 2006, $96,343 remained authorized for future share repurchases.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2006, 2005 and 2004.

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

NOTE 5 - Shareholders’ Equity and Stock Options-(Continued)

Director Stock Plan

In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan (“Director Stock Plan”) for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company’s common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2006, 2005 and 2004, 214,238, 191,521 and 159,005 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional stock units.

Employee Stock Plan

In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees (“Employee Stock Plan”). Shares of the Company’s common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2006, 2005 and 2004, 149,396, 146,218 and 25,310 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The Employee Stock Plan allows distributions to be either in common shares or cash. Through December 31, 2006, all distributions under the Employee Stock Plan have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional stock units.

Stock Options and Restricted Common Stock Units

The shareholders of HMEC approved the 1991 Stock Incentive Plan (the “1991 Plan”), the 2001 Stock Incentive Plan (the “2001 Plan”), and the 2002 Incentive Compensation Plan and the Amended and Restated 2002 Incentive Compensation Plan (together, the “2002 Plan”) and reserved a total of 9,000,000 shares of common stock for issuance under these plans. Under the 1991 Plan, the 2001 Plan and the 2002 Plan, options to purchase shares of HMEC common stock may be granted to executive officers, other employees and directors. The options become exercisable in installments based on service generally beginning in the first year from the date of grant and generally become fully vested 4 to 5 years from the date of grant. The options generally expire 7 to 10 years from the date of grant. The exercise price of the option is equal to the market price of HMEC’s common stock on the date of grant resulting in a grant date intrinsic value of $0. Shares issued upon exercise of options may be either new shares or treasury shares; however, the Company has historically issued new shares.

Beginning in 2005, restricted common stock units also were issued under the 2002 Plan. As of December 31, 2006 and 2005, 252,867 and 190,157 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional stock units.

NOTE 5 - Shareholders’ Equity and Stock Options-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2003	$18.96	$11.12-$33.87	4,686,970	2,491,087	2,042,182

Granted	$17.32	$15.28-$18.86	28,600	6,350	(28,600)
Vested	$18.35	$13.88-$21.77	—	2,203,133	—
Exercised	$14.02	$11.12-$17.56	(104,192)	(104,192)	—
Forfeited	$19.72	$13.88-$33.87	(375,224)	(375,224)	375,224

At December 31, 2004	$19.01	$13.88-$33.87	4,236,154	4,221,154	2,388,806

Granted	$18.77	$17.00-$19.04	555,750	11,000	(555,750)
Vested	$18.58	$16.96-$18.86	—	20,650	—
Exercised	$15.04	$13.88-$18.86	(124,624)	(124,624)	—
Forfeited	$20.37	$13.88-$33.87	(121,230)	(121,230)	121,230

At December 31, 2005	$19.05	$13.88-$33.87	4,546,050	4,006,950	1,954,286

Granted	$17.72	$16.66-$18.17	17,250	—	(17,250)
Vested	$18.74	$16.96-$19.04	—	152,541	—
Exercised	$14.61	$13.88-$17.56	(114,400)	(114,400)	—
Forfeited	$23.13	$13.88-$33.87	(144,650)	(144,650)	144,650

At December 31, 2006	$19.00	$13.88-$33.87	4,304,250	3,900,441	2,081,686 *

*	Common stock shares issuable for the 252,867 restricted common stock units outstanding at December 31, 2006 would also draw on this available for grant balance. The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares.

The weighted average grant date fair values were $5.16, $3.75 and $4.35 for options granted in 2006, 2005 and 2004, respectively. The weighted average prices of vested and exercisable options as of December 31, 2005 and 2004 were $19.05 and $19.01, respectively.

For options outstanding at December 31, 2006, information segregated by ranges of exercise prices was as follows:

		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	$13.88-$20.80	3,965,000	$18.44	4.6 years	3,561,191	$18.41	4.5 years
	$21.64-$29.21	251,850	$22.74	3.4 years	251,850	$22.74	3.4 years
	$33.87	87,400	$33.87	1.3 years	87,400	$33.87	1.3 years

Total	$13.88-$33.87	4,304,250	$19.00	4.5 years	3,900,441	$19.04	4.4 years

As of December 31, 2006, based on a closing stock price of $20.20 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $6,987 and $7,590, respectively.

NOTE 6 - Income Taxes

The federal income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Federal income tax (asset) liability
Current	$(9,217)	$(17,059)
Deferred	42,931	28,316

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that give rise to the deferred tax balances at December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Deferred tax assets
Discounting of unpaid claims and claim expenses tax reserves	$5,986	$9,443
Life insurance future policy benefit reserve revaluation	—	5,155
Unearned premium reserve reduction	16,968	11,024
Postretirement benefits other than pension	9,117	10,007
Unutilized net operating loss carryforward	—	13,749
Alternative minimum tax credit carryforward	3,837	2,611
Unutilized capital loss carryforward	—	1,354
Impaired securities	1,625	1,625
Other comprehensive income – 2006, net funded status of pension and other postretirement benefit obligation; 2005, minimum pension liability	1,861	7,700
Compensation accruals	7,380	5,346
Other, net	1,749	—

Total gross deferred tax assets	48,523	68,014

Deferred tax liabilities
Other comprehensive income – unrealized gains on securities	6,655	16,834
Life insurance future policy benefit reserve revaluation	1,209	—
Intangible assets	6,880	8,555
Deferred policy acquisition costs	76,710	70,796
Other, net	—	145

Total gross deferred tax liabilities	91,454	96,330

Net deferred tax liability	$42,931	$28,316

Based on the Company’s historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

At December 31, 2006, the Company had available the following loss carryforwards and credits:

Type	Amount	Expiration Year(s)
Alternative minimum tax credits	$3,837	None

NOTE 6 — Income Taxes-(Continued)

The components of federal income tax expense (benefit) were as follows:

	Year Ended December 31,
	2006	2005	2004
Current	$23,453	$(16,212)	$(500)
Deferred	18,132	32,983	13,944

Total tax expense	$41,585	$16,771	$13,444

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2006	2005	2004
Expected federal tax on income	$49,102	$32,916	$24,415
Add (deduct) tax effects of:
Tax-exempt interest	(6,180)	(6,258)	(6,214)
Dividend received deduction	(1,728)	(1,275)	(1,667)
Resolution of contingent tax liabilities	—	(9,176)	—
Other, net	391	564	(3,090)

Income tax expense provided on income	$41,585	$16,771	$13,444

The Company records contingent tax liabilities for exposures from uncertain tax filing positions based upon management’s assessment of the amounts that are probable of being sustained upon Internal Revenue Service audit. These liabilities are reevaluated routinely and are adjusted appropriately, based upon changes in facts or law. The Company has no unrecorded contingent tax exposures.

At December 31, 2006, the Company had federal income tax returns for the 2002 through 2005 tax years still open and subject to adjustment upon IRS examination. The Company has recorded $4,236 of contingent tax liabilities related to those open tax years.

In 2005, the Company recorded reductions in federal income tax expense of $9,176 due to favorable resolution of contingent tax liabilities related to reinsurance premiums and separate account dividends received deductions ($5,567 in the corporate and other segment and $3,609 in the annuity segment) and recorded $1,394 of pretax income representing interest on federal income tax refunds received ($937 in the annuity segment and $457 in the other segments). In April 2005, the Company received refunds for tax years 1996 through 2001 from the IRS totaling $8,087, an amount consistent with the Company’s tax refund accruals related to those years. As a result of the receipt of IRS refunds for tax years 1996 and 1997, which were then deemed to be closed, the contingent tax liability related to those two years was eliminated, which resulted in a decrease in federal income tax expense of $2,734 in the second quarter of 2005. The remaining refunds received related to tax years 1998 through 2001, which were deemed to be closed on September 15, 2005 due to the expiration of the statute of limitations, resulting in an additional reduction in the contingent tax liability related to those four years of $6,442 that was recorded in the third quarter of 2005.

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

Long-term Debt - The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

The carrying amounts and fair values of financial instruments at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments
Fixed maturities	$3,820,182	$3,820,182	$3,703,302	$3,703,302
Short-term and other investments	182,312	185,732	100,195	103,739
Short-term investments, loaned securities collateral	299,722	299,722	192,995	192,995

Total investments	4,302,216	4,305,636	3,996,492	4,000,036
Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	82,572	75,773	84,089	78,535
Annuity contract liabilities	1,944,675	1,715,715	1,818,997	1,649,439
Other policyholder funds	142,832	142,832	146,078	146,078
Short-term debt	—	—	—	—
Long-term debt	231,982	232,429	190,886	185,714

NOTE 7 - Fair Value of Financial Instruments-(Continued)

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited) December 31,
	2006	2005
Statutory capital and surplus of insurance subsidiaries	$572,311	$500,256
Increase (decrease) due to:
Deferred policy acquisition costs	249,377	233,630
Difference in policyholder reserves	34,157	30,259
Goodwill	47,396	47,396
Value of acquired insurance in force	10,523	16,322
Liability for postretirement benefits, other than pensions	(24,068)	(28,014)
Investment fair value adjustments on fixed maturities	18,004	48,017
Difference in investment reserves	51,252	43,475
Federal income tax liability	(70,173)	(63,093)
Net funded status of pension and other postretirement benefit obligation	(5,317)	—
Minimum pension liability adjustment	—	(22,001)
Non-admitted assets and other, net	1,644	1,179
Shareholders’ equity (deficit) of parent company and non-insurance subsidiaries	3,957	(35,949)
Parent company short-term and long-term debt	(231,982)	(190,886)

Shareholders’ equity as reported herein	$657,081	$580,591

	(Unaudited)
	Year Ended December 31,
	2006	2005	2004
Statutory net income of insurance subsidiaries	$110,557	$76,852	$55,617
Net loss of non-insurance companies	(233)	(1,662)	(2,475)
Interest expense	(13,143)	(8,881)	(6,819)
Tax benefit of interest expense and other parent company current tax adjustments	4,365	8,666	7,626

Combined net income	101,546	74,975	53,949
Increase (decrease) due to:
Deferred policy acquisition costs	14,483	17,873	17,607
Policyholder benefits	9,205	(424,864)	41,448
Reserve adjustment on life reinsurance ceded	—	447,384	(10,000)
Federal income tax expense	(18,132)	(31,460)	(14,038)
Amortization of intangible assets	(6,078)	(5,141)	(5,990)
Investment reserves	1,597	3,482	834
Other adjustments, net	(3,913)	(4,976)	(27,497)

Net income as reported herein	$98,708	$77,273	$56,313

NOTE 8 - Statutory Surplus and Subsidiary Dividend Restrictions-(Continued)

The Company has principal insurance subsidiaries domiciled in Illinois, California and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Financial and Professional Regulation (Division of Insurance), the California Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2007 without prior approval is approximately $106,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2006 and 2005, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined contribution plan or a supplemental defined benefit plan or both.

After completing the first year of employment, all employees participate in the defined contribution plan. Under this plan, the Company makes contributions to each participant’s account based on eligible compensation and years of service. Contribution percentages are currently as follows: (1) employees hired on or after April 1, 1997, 5% of eligible compensation; (2) employees hired prior to April 1, 1997 with less than 15 years of service, 6% of eligible compensation; and (3) employees hired prior to April 1, 1997 with 15 or more years of service, 7% of eligible compensation. Through December 31, 2006, participants were 100% vested in this plan after 5 years of service. Effective January 1, 2007, participants will be 100% vested in this plan after 3 years of service.

All employees of the Company participate in a 401(k) plan. Beginning January 1, 2002, the Company automatically contributes 3% of eligible compensation to each employee’s account, which is 100% vested at the time of the contribution. In addition, employees may voluntarily contribute up to 20% of their eligible compensation into their account.

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. Amounts earned under the defined benefit and supplemental defined benefit plans are based on years of service and the highest 36 consecutive months of earnings while under the plan (through March 31, 2002). Participants will be 100% vested in these defined benefit plans on April 1, 2007.

The Company’s policy with respect to funding the defined benefit plan is to contribute to the plan trust amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. For the defined contribution, 401(k) and defined benefit plans, investments have been set aside in separate trust funds. The supplemental retirement plans are unfunded, non-qualified plans.

Employees whose compensation exceeds the limits covered under the qualified plans participate in an unfunded, non-qualified defined contribution plan. The Company accrues an amount for each participant based on their compensation, years of service and account balance. Participants are 100% vested in this plan after 5 years of service.

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental plans was $14,823, $14,647 and $13,862 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The 401(k) plan is fully funded. Contributions to employees’ accounts under this plan were expensed in the Company’s Consolidated Statements of Operations. Investments for this plan were set aside through an annuity contract underwritten by the Company’s principal life insurance subsidiary. The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants for both the Company and participant portions contributed. One of the variable return account options invests in shares of HMEC common stock.

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

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2006	2005	2004
Qualified defined contribution plan:
Contributions to employees accounts	$6,832	$6,205	$5,920
Total assets at the end of the year	133,532	126,666	118,499
401(k) plan:
Contributions to employees accounts	3,752	3,758	3,574
Total assets at the end of the year	121,425	110,183	102,555
Non-qualified defined contribution plan:
Contributions to employees accounts	17	260	191
Total assets at the end of the year	—	—	—

Defined Benefit Plan and Supplemental Retirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective for years ending after December 15, 2006. As a result of adopting this standard, December 31, 2006, shareholders’ equity and book value per share increased by approximately $7,000 and 16 cents, respectively, related to the Company’s defined benefit pension plan and postretirement benefit plan, and also incorporating the previously disclosed changes to its retiree health care benefit plan. The changes to the retiree health care benefit plan decreased the Company’s postretirement benefit obligation, which is included in Other Liabilities in the Consolidated Balance Sheets, by approximately $10,000 at December 31, 2006. SFAS No. 158 requires recognition in the balance sheet of the funded status of defined benefit pension plans and other postretirement benefit plans, including all previously unrecognized actuarial gains and losses and unamortized prior service cost, as a component of accumulated other comprehensive income, net of tax. There was no impact on results of operations or cash flow.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The following tables summarize both the funding status of the defined benefit and supplemental retirement pension plans and identify the assumptions used to determine the projected benefit obligation and the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

	Defined Benefit Plan			Supplemental Retirement Plans
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
	After			After
	SFAS 158			SFAS 158
Change in benefit obligation:
Projected benefit obligation at beginning of year	$48,559	$49,504	$53,261	$16,454	$16,508	$15,126
Service cost	—	—	—	(42)	(41)	(29)
Interest cost	2,476	2,642	2,916	907	917	964
Actuarial loss (gain)	(540)	1,592	(774)	5	363	1,462
Benefits paid	(1,566)	(1,597)	(1,594)	(1,109)	(1,293)	(1,015)
Settlements	(3,765)	(3,582)	(4,305)	—	—	—

Projected benefit obligation at end of year	$45,164	$48,559	$49,504	$16,215	$16,454	$16,508

Change in plan assets:
Fair value of plan assets at beginning of year	$36,188	$34,884	$33,729	$—	$—	$—
Actual return on plan assets	4,468	1,969	3,554	—	—	—
Employer contributions	6,450	4,514	3,500	1,109	1,293	1,015
Benefits paid	(1,566)	(1,597)	(1,594)	(1,109)	(1,293)	(1,015)
Settlements	(3,765)	(3,582)	(4,305)	—	—	—

Fair value of plan assets at end of year	$41,775	$36,188	$34,884	$—	$—	$—

Funded status	$(3,389)	$(12,371)	$(14,620)	$(16,215)	$(16,454)	$(16,508)
Unrecognized net actuarial loss	*	17,578	18,364	*	4,361	4,624

Prepaid (accrued) benefit expense	9,022	5,207	3,744	(12,689)	(12,093)	(11,884)
Additional liability to recognize unfunded accumulated benefit obligation	*	(17,578)	(18,364)	*	(4,423)	(4,701)

Total benefit cost	*	$(12,371)	$(14,620)	*	$(16,516)	$(16,585)

Amounts recognized in accumulated other comprehensive income (“AOCI”) (initial adoption of SFAS No. 158):
Net actuarial loss	$12,411	*	*	$3,526	*	*

Total amount recognized in AOCI	$12,411	*	*	$3,526	*	*

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$45,164	$48,559	$49,504	$16,215	$16,454	$16,508
Accumulated benefit obligation	45,164	48,559	49,504	16,215	16,454	16,508
Fair value of plan assets	41,775	36,188	34,884	—	—	—

*	Not applicable.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The decreases in the Company’s 2006 and 2005 minimum liability for the defined benefit plan of $5,167 and $786, respectively, were primarily attributable to improvements in asset performance and decreases in settlements. These changes were recorded to a separate component of shareholders’ equity.

	Defined Benefit Plan			Supplemental Retirement Plans
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
	After SFAS 158			After SFAS 158
Components of net periodic pension (income) expense:
Service cost	$—	$—	$—	$(42)	$(41)	$(29)
Interest cost	2,476	2,642	2,916	907	917	964
Expected return on plan assets	(2,586)	(2,504)	(2,730)	—	—	—
Recognized net actuarial loss	1,580	1,616	1,217	841	626	519
Settlement loss	1,164	1,297	1,682	—	—	—

Net periodic pension expense	$2,634	$3,051	$3,085	$1,706	$1,502	$1,454

Weighted-average assumptions used to determine expense:
Discount rate	5.53%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.65%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

The allocation by asset category of the Company’s defined benefit pension plan assets at December 31, 2006, 2005 and 2004 (the measurement dates) were as follows:

	December 31,
	2006	2005	2004
Asset category
Equity securities (1)	60.2%	69.0%	67.8%
Debt securities	25.9	29.8	29.2
Cash and short-term investments	13.9	1.2	3.0

Total	100.0%	100.0%	100.0%

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The Company has an investment policy for the defined benefit pension plan that aligns the assets within the plan’s trust to an approximate 70% equity and 30% stable value funds allocation. Management believes this allocation will produce the targeted long-term rate of return on assets necessary for payment of future benefit obligations, while providing adequate liquidity for payments to current beneficiaries. Assets are reviewed against the defined benefit pension plan’s investment policy and the trustee has been directed to adjust invested assets at least quarterly to maintain the target allocation percentages.

The Company expects to contribute $250 to the defined benefit plan and $1,140 to the supplemental retirement plans in 2007.

Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees and their eligible dependents. Effective January 1, 2001, the eligibility requirement was age 55 and 20 years of service. Employees hired on or after January 1, 2001 are not eligible for postretirement medical benefits. Effective January 1, 2004, only employees who were at least age 50 with at least 15 years of service by December 31, 2003 are eligible to participate in this program. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees’ service years.

In July 2006, the Company announced that effective January 1, 2007 it would eliminate the existing health care benefits for retirees 65 years of age and over and establish a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 to their HRA account to use for covered expenses incurred on or after age 65. As of December 31, 2006, HRA accounts were established for eligible participants and totaled $7,310. Also, the new plan does not provide life insurance benefits to individuals who retired in 1994 or later.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $2,277 in 2006 and anticipates a reduction in its expenses of approximately $4,500 and $2,300 in 2007 and 2008, respectively.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2006, 2005 and 2004 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2006	2005	2004
	After
	SFAS 158
Change in accumulated postretirement benefit obligation:
Accumulated postretirement benefit obligation at beginning of year	$23,364	$32,314	$30,237
Changes during fiscal year
Service cost	25	81	102
Interest cost	729	1,507	1,803
Medicare prescription reimbursements	142	—	—
Plan amendments	(6,125)	—	—
Post 65 liability transfer	(7,310)	—	—
Benefits paid	(1,811)	(1,773)	(2,229)
Actuarial (gain) loss	(2,876)	(8,765)	2,401

Accumulated postretirement benefit obligation at end of year	$6,138	$23,364	$32,314

Unfunded status	$(6,138)	$(23,364)	$(32,314)
Unrecognized prior service cost	*	(2,152)	(2,870)
Unrecognized net (gain) loss from past experience different from that assumed	*	(2,498)	6,267

Accrued postretirement benefit cost	*	$(28,014)	$(28,917)

Amounts recognized in accumulated other comprehensive income (“AOCI”) (initial adoption of SFAS No. 158):
Prior service cost/(credit)	$(5,912)	*	*
Net actuarial (gain)/loss	(4,708)	*	*

Total amount recognized in AOCI	$(10,620)	*	*

*	Not applicable.

	Year Ended December 31,
	2006	2005	2004
	After
	SFAS 158
Components of net periodic benefit cost (benefit):
Service cost	$25	$81	$102
Interest cost	729	1,507	1,803
Amortization of prior service cost	(2,364)	(718)	(718)
Amortization of prior losses	(667)	—	88

Net periodic benefit cost (benefit)	$(2,277)	$870	$1,275

The Company expects to contribute $1,637 to the postretirement benefit plans in 2007.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligation as follows:

	December 31,
	2006	2005	2004
Accumulated postretirement benefit obligation
Effect of a one percentage point increase	$149	$231	$879
Effect of a one percentage point decrease	(141)	(200)	(783)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$8	$39	$48
Effect of a one percentage point decrease	(7)	(35)	(43)

Weighted-average assumptions used to determine benefit obligation as of December 31:
Discount rate	5.50%	5.50%	5.75%
Healthcare cost trend rate	11.00%	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2013	2012	2012
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.74%	5.75%	6.25%
Healthcare cost trend rate	11.00%	12.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2013	2012	2009
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates at December 31, 2006 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including Moody’s Aa long-term bond index.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, providing guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company determined that the retiree prescription drug benefits provided by its plan were actuarially equivalent to the Medicare Part D benefit under the Act, and was thus eligible for the federal retiree drug subsidy in 2006. As a result of this eligibility, the Company’s accumulated postretirement benefit obligation and net periodic cost for 2005 were reduced by $5,967 and $101, respectively. Due to the Company’s changes to its retiree health care benefit plan, as described above, the Company will not be eligible for the federal retiree drug subsidy effective January 1, 2007.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Estimated Future Benefit Payments

The Company’s defined benefit and supplemental defined benefit plans are subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for these plans. Therefore, actual results could vary from the estimates below. Estimated future benefit payments at December 31, 2006 are as follows:

	2007	2008	2009	2010	2011	2012-2016
Pension plans:
Defined benefit plan	$6,272	$4,504	$4,076	$4,175	$3,825	$17,921
Supplemental retirement plans	1,140	1,139	1,265	1,264	1,258	6,137
Postretirement benefits	1,637	1,658	1,624	1,622	1,624	6,801

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

The Company’s net catastrophe losses incurred of approximately $19,223 for the year ended December 31, 2006 reflected wind/hail/tornado events in April and August as well as other smaller weather events. The Company’s net catastrophe losses incurred of approximately $59,293 for the year ended December 31, 2005 primarily reflected losses from Hurricane Katrina, Hurricane Rita, Minnesota storms, Hurricane Dennis and Hurricane Wilma which totaled $52,025. The Company’s net catastrophe losses incurred of approximately $70,460 for the year ended December 31, 2004 were at a record high level for the Company and primarily reflected losses from Hurricanes Charley, Frances, Ivan and Jeanne, which totaled $64,196.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2006	2005
Reinsurance recoverables on reserves and unpaid claims
Life and health	$8,593	$7,949
Property and casualty
State insurance facilities	4,593	5,161
Other insurance companies	17,759	26,443

Total	$30,945	$39,553

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net
Year ended December 31, 2006
Premiums written and contract deposits	$998,823	$38,362	$8,918	$969,379
Premiums and contract charges earned	682,791	37,893	9,024	653,922
Benefits, claims and settlement expenses	419,271	34,411	3,875	388,735

Year ended December 31, 2005
Premiums written and contract deposits	997,852	35,969	10,759	972,642
Premiums and contract charges earned	688,532	36,338	12,745	664,939
Benefits, claims and settlement expenses	516,363	85,781	12,135	442,717

Year ended December 31, 2004
Premiums written and contract deposits	1,010,816	31,445	18,985	998,356
Premiums and contract charges earned	686,732	31,518	19,490	674,704
Benefits, claims and settlement expenses	581,866	110,736	13,280	484,410

Gross and ceded benefits, claims and settlement expenses for the year ended December 31, 2005 reflect the impact of property and casualty losses from Hurricane Katrina, Hurricane Rita, Minnesota storms, Hurricane Dennis and Hurricane Wilma. Gross and ceded benefits, claims and settlement expenses for the year ended December 31, 2004 reflect the impact of property and casualty losses from Hurricanes Charley, Frances, Ivan and Jeanne. Ceded premiums written and earned for the years ended December 31, 2006, 2005 and 2004 included approximately $600, $10,000 and $5,000, respectively, of catastrophe reinsurance reinstatement premium.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2006. Past due reinsurance recoverables as of December 31, 2006 were not material.

The Company maintains a catastrophe excess of loss and catastrophe aggregate reinsurance coverage. The excess of loss coverage consists of two contracts in addition to coverage with the Florida Hurricane Catastrophe Fund (“FHCF”). Effective January 1, 2006, the Company reinsured 95% of catastrophe losses above a retention of $15,000 per occurrence up to $110,000 per occurrence. The catastrophe treaty coverage consisted of four layers, each of which provided for one mandatory reinstatement. The four layers were $10,000 excess of $15,000, $20,000 excess of $25,000, $30,000 excess of $45,000 and $35,000 excess of $75,000. The other excess of loss contract provided 95% coverage of catastrophe losses above a retention of $10,000 per occurrence up to $15,000 per occurrence after the Company retained $5,000 of losses above $10,000 per occurrence. This contract also provided for one mandatory reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above an estimated retention of $12,500 up to $52,200 with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1. The catastrophe aggregate contract provided 95% coverage of the Company’s 2006 catastrophe losses, capped at $10,000 per occurrence above an annual retention of $20,000 up to an annual limit of $40,000.

NOTE 10 - Catastrophes and Reinsurance-(Continued)

For liability coverages, including the educator excess professional liability policy, in 2006 the Company reinsured each loss above a retention of $500 up to $20,000. For property coverages, in 2006 the Company reinsured each loss above a retention of $500 up to $2,500, including catastrophe losses that in the aggregate were less than the retention levels above.

The maximum individual life insurance risk retained by the Company is $200 on any individual life and a maximum of $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $15,000 per occurrence effective January 1, 2004. The 2006 program covered acts of terrorism but excluded nuclear, biological and chemical explosions as well as other acts of war.

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (agency and claims offices across the country and portions of the home office complex) and also for computer equipment. Rental expenses were $7,901, $10,766 and $9,754 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2006 are as follows:

	As of December 31, 2006
	2007	2008	2009	2010	2011	2012-2016
Minimum operating lease payments	$3,286	$1,211	$567	$171	$22	—

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$98,708	$77,273	$56,313
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(10,876)	(9,841)	(12,197)
Depreciation and amortization	11,927	10,243	11,046
Increase in insurance liabilities	84,304	92,426	122,360
(Increase) decrease in premium receivables	(3,796)	3,648	(2,404)
Increase in deferred policy acquisition costs	(15,747)	(24,054)	(15,873)
(Increase) decrease in reinsurance recoverable	5,600	(7,098)	949
Increase in federal income tax liabilities	31,813	18,058	10,596
Other	(16,127)	4,511	(3,512)

Total adjustments	87,098	87,893	110,965

Net cash provided by operating activities	$185,806	$165,166	$167,278

The Company’s repurchases of debt in 2006 and 2005 resulted in non-cash financing (gains) charges of $(339) and $30, respectively.

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

NOTE 13 - Segment Information-(Continued)

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2006	2005	2004
Insurance premiums and contract charges earned
Property and casualty	$537,726	$549,587	$561,287
Annuity	19,683	17,904	16,708
Life	96,513	97,448	96,709
Intersegment eliminations	—	—	—

Total	$653,922	$664,939	$674,704

Net investment income
Property and casualty	$35,266	$33,236	$33,793
Annuity	119,936	112,908	109,393
Life	53,364	49,334	49,490
Corporate and other	1,559	287	(80)
Intersegment eliminations	(1,116)	(1,133)	(1,148)

Total	$209,009	$194,632	$191,448

Net income (loss)
Property and casualty	$74,307	$45,026	$27,587
Annuity	13,186	15,081	12,646
Life	14,518	13,403	14,751
Corporate and other	(3,303)	3,763	1,329

Total	$98,708	$77,273	$56,313

	December 31,
	2006	2005	2004
Assets
Property and casualty	$903,015	$895,467	$870,627
Annuity	4,094,491	3,809,648	3,489,688
Life	1,232,722	1,080,451	962,564
Corporate and other	126,166	79,813	94,513
Intersegment eliminations	(26,707)	(24,772)	(45,490)

Total	$6,329,687	$5,840,607	$5,371,902

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2006	2005	2004
Amortization of deferred policy acquisition costs
Property and casualty	$58,487	$57,202	$56,141
Annuity	5,795	6,340	4,364
Life	9,716	7,921	9,496
Intersegment eliminations	—	—	—

Total	$73,998	$71,463	$70,001

Amortization of intangible assets
Value of acquired insurance in force
Annuity	$4,684	$3,681	$4,453
Life	1,394	1,460	1,537

Total	$6,078	$5,141	$5,990

Income tax expense (benefit)
Property and casualty	$30,526	$12,996	$1,879
Annuity	4,705	1,201	3,686
Life	7,779	8,926	7,282
Corporate and other	(1,425)	(6,352)	597

Total	$41,585	$16,771	$13,444

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2006
Insurance premiums written and contract deposits	$245,510	$252,238	$244,603	$227,029
Total revenues	226,407	216,705	215,240	215,455
Net income	28,655	19,307	27,500	23,246
Per share information
Basic
Net income	$0.67	$0.45	$0.64	$0.54
Shares of common stock-weighted average (a)	43,055	43,006	42,999	42,987
Diluted
Net income	$0.64	$0.43	$0.61	$0.50
Shares of common stock and equivalent shares-weighted average (a)	45,118	45,002	45,250	47,814

2005
Insurance premiums written and contract deposits	$242,717	$248,873	$247,302	$233,750
Total revenues	220,447	207,386	220,951	220,628
Net income	16,097	1,021	33,507	26,648
Per share information
Basic
Net income	$0.37	$0.02	$0.78	$0.62
Shares of common stock-weighted average (a)	42,965	42,933	42,886	42,865
Diluted
Net income	$0.35	$0.02	$0.72	$0.57
Shares of common stock and equivalent shares-weighted average (a)	47,988	43,686	47,832	47,643

2004
Insurance premiums written and contract deposits	$241,946	$255,558	$256,034	$244,818
Total revenues	223,855	217,890	215,163	221,441
Net income (loss)	28,329	(12,644)	18,937	21,691
Per share information
Basic
Net income (loss)	$0.66	$(0.30)	$0.44	$0.51
Shares of common stock-weighted average (a)	42,821	42,773	42,732	42,722
Diluted
Net income (loss)	$0.61	$(0.30)	$0.41	$0.47
Shares of common stock and equivalent shares-weighted average (a)	47,474	42,773	47,311	47,277

(a)	Rounded to thousands.

For 2005 and 2004, the Company’s third quarter net income was significantly affected by after tax net catastrophe costs incurred (primarily attributable to hurricanes) of $28,900 and $38,700, respectively. In addition, revenues for the third quarter were lower than all other quarters in 2005 due to property and casualty catastrophe reinsurance reinstatement premiums ceded in the third quarter of $8,900 compared to $500, $500 and $0, for the fourth, second and first quarters, respectively.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2006

(Dollars in thousands)

Type of Investments	Cost(1)	Fair Value	Amount shown in Balance Sheet
Fixed maturities:
U.S. Government and federally sponsored agency obligations	$1,036,271	$1,024,864	$1,024,864
States, municipalities and political subdivisions	546,837	553,146	553,146
Foreign government bonds	28,634	30,515	30,515
Public utilities	175,802	178,318	178,318
Other corporate bonds	2,014,634	2,033,339	2,033,339

Total fixed maturity securities	3,802,178	$3,820,182	3,820,182

Mortgage loans	3,347	XXX	3,347
Short-term investments	66,457	XXX	66,457
Short-term investments, loaned securities collateral	299,722	XXX	299,722
Policy loans and other	111,497	XXX	112,508

Total investments	$4,283,201	XXX	$4,302,216

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2006 and 2005

(Dollars in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Investments and cash	$32,311	$177
Investment in subsidiaries	812,557	722,470
Other assets	49,596	51,105

Total assets	$894,464	$773,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$—	$-
Long-term debt	231,982	190,886
Other liabilities	5,401	2,275

Total liabilities	237,383	193,161

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2006, 60,594,626; 2005, 60,475,399	61	60
Additional paid-in capital	347,873	345,251
Retained earnings	634,110	553,712
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	11,070	28,446
Net funded status of pension and other postretirement benefit obligation	(3,456)	—
Minimum pension liability adjustment	—	(14,301)
Treasury stock, at cost, 2006 and 2005, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	657,081	580,591

Total liabilities and shareholders’ equity	$894,464	$773,752

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Revenues
Net investment income	$1,557	$288	$(76)
Realized investment losses	—	—	(237)

Total revenues	1,557	288	(313)

Expenses
Interest	13,143	8,881	6,819
Other	2,935	2,872	2,834

Total expenses	16,078	11,753	9,653

Loss before income taxes and equity in net earnings of subsidiaries	(14,521)	(11,465)	(9,966)
Income tax benefit	(5,284)	(3,890)	(3,358)

Loss before equity in net earnings of subsidiaries	(9,237)	(7,575)	(6,608)
Equity in net earnings of subsidiaries	107,945	84,848	62,921

Net income	$98,708	$77,273	$56,313

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows – operating activities
Interest expense paid	$(11,150)	$(8,275)	$(5,955)
Contribution to defined benefit pension plan trust fund	(6,450)	(4,514)	(3,500)
Federal income taxes recovered	5,080	4,095	7,153
Cash dividends received from subsidiaries	31,700	23,000	11,900
Other, net	(11,059)	21,666	786

Net cash provided by operating activities	8,121	35,972	10,384

Cash flows—investing activities
Net (increase) decrease in investments	(31,986)	7	6,635
Capital contributions to subsidiaries	—	(21,000)	—

Net cash provided by (used in) investing activities	(31,986)	(20,993)	6,635

Cash flows—financing activities
Dividends paid to shareholders	(18,310)	(18,226)	(17,978)
Principal payments on Bank Credit Facility	—	(25,000)	—
Exercise of stock options	1,874	2,055	1,592
Catastrophe-linked equity put option premium	—	—	(1,125)
Proceeds from issuance of Senior Notes due 2016	123,485	—	—
Proceeds from issuance of Senior Notes due 2015	—	74,245	—
Repurchase of Senior Convertible Notes	(82,846)	—	—
Repurchase of Senior Notes due 2006	—	(29,077)	—
Change in bank overdrafts	(190)	(18,976)	492

Net cash provided by (used in) financing activities	24,013	(14,979)	(17,019)

Net increase in cash	148	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$148	$—	$—

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

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for									H
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G				I		J	K
Segment	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
									Current year	Prior years
Year Ended December 31, 2006
Property and casualty	$21,407	$317,729	$0	$195,527	$—	$537,726	$35,266	$340,630	$359,840	$(19,210)	$58,487	$69,043	$356,309	$539,747
Annuity	131,850	1,948,075	xxx	—	137,434	19,683	119,936	87,512	xxx	xxx	5,795	28,421	xxx	xxx
Life	96,120	832,531	xxx	7,490	5,398	96,513	53,364	83,071	xxx	xxx	9,716	34,793	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	443	—	xxx	xxx	—	16,046	xxx	xxx

Total	$249,377	$3,098,335	xxx	$203,017	$142,832	$653,922	$209,009	$511,213	xxx	xxx	$73,998	$148,303	xxx	xxx

Year Ended December 31, 2005
Property and casualty	$20,962	$342,662	$0	$193,506	$—	$549,587	$33,236	$398,022	$411,122	$(13,100)	$57,202	$69,576	$396,243	$546,949
Annuity	116,311	1,821,828	xxx	—	139,880	17,904	112,908	82,292	xxx	xxx	6,340	25,898	xxx	xxx
Life	96,357	805,973	xxx	8,088	6,198	97,448	49,334	78,264	xxx	xxx	7,921	38,268	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(846)	—	xxx	xxx	—	11,585	xxx	xxx

Total	$233,630	$2,970,463	xxx	$201,594	$146,078	$664,939	$194,632	$558,578	xxx	xxx	$71,463	$145,327	xxx	xxx

Year Ended December 31, 2004
Property and casualty	$19,655	$335,000	$0	$196,144	$—	$561,287	$33,793	$439,266	$435,451	$3,815	$56,141	$70,208	$413,680	$562,327
Annuity	95,986	1,690,580	xxx	—	135,678	16,708	109,393	76,876	xxx	xxx	4,364	28,529	xxx	xxx
Life	93,935	780,282	xxx	8,562	6,956	96,709	49,490	76,936	xxx	xxx	9,496	37,733	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(1,228)	—	xxx	xxx	—	9,043	xxx	xxx

Total	$209,576	$2,805,862	xxx	$204,706	$142,634	$674,704	$191,448	$593,078	xxx	xxx	$70,001	$145,513	xxx	xxx

N/A    Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net	Percentage of Amount Assumed to Net
Year ended December 31, 2006
Life insurance in force	$13,400,292	$1,710,141	—	$11,690,151	—
Premiums
Property and casualty	$561,228	$32,526	$9,024	$537,726	1.7%
Annuity	19,683	—	—	19,683	—
Life	101,880	5,367	—	96,513	—
Other, including consolidating eliminations	—	—	—	—	—

Total premiums	$682,791	$37,893	$9,024	$653,922	1.4%

Year ended December 31, 2005
Life insurance in force	$13,142,164	$1,553,610	—	$11,588,554	—
Premiums
Property and casualty	$568,274	$31,432	$12,745	$549,587	2.3%
Annuity	17,904	—	—	17,904	—
Life	102,354	4,906	—	97,448	—
Other, including consolidating eliminations	—	—	—	—	—

Total premiums	$688,532	$36,338	$12,745	$664,939	1.9%

Year ended December 31, 2004
Life insurance in force	$13,223,226	$1,428,621	—	$11,794,605	—
Premiums
Property and casualty	$567,923	$26,126	$19,490	$561,287	3.5%
Annuity	16,708	—	—	16,708	—
Life	102,101	5,392	—	96,709	—
Other, including consolidating eliminations	—	—	—	—	—

Total premiums	$686,732	$31,518	$19,490	$674,704	2.9%

NOTE: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2006

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2006. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description
(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of May 14, 2002, between HMEC and JPMorgan Chase Bank as trustee, with regard to HMEC’s 1.425% Senior Convertible Notes Due 2032, incorporated by reference to Exhibit 4.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	4.1(a)	Form of 1.425% Senior Convertible Notes Due 2032 (included in Exhibit 4.1).

	4.2	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.2(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.2(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.2(a)).

Exhibit No.		Description
	4.2(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.2(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.2(c)).

	4.3	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock., incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent.

	10.2*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

	10.3*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

Exhibit No.		Description
	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(c)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.		Description
	10.6(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(f)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(g)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the quarter Ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.11*	Summary of HMEC Named Executive Officer Annualized Salary, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated September 11, 2006, filed with the SEC on September 14, 2006.

	10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

	10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit No.		Description
	10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed with the SEC on November 9, 2006.

	10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.