Form 10-Q
period 2007-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2007-05-10
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, 43,193,418 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2007, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 9, 2007

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2007, $3,541,412; 2006, $3,511,034)	$3,561,185	$3,530,658
Fixed maturity securities on loan (amortized cost 2007, $342,696; 2006, $291,144)	341,721	289,524

Total fixed maturities	3,902,906	3,820,182
Short-term and other investments	192,608	182,312
Short-term investments, loaned securities collateral	351,736	299,722

Total investments	4,447,250	4,302,216
Cash	6,535	13,438
Accrued investment income and premiums receivable	102,624	107,590
Deferred policy acquisition costs	251,768	249,377
Goodwill	47,396	47,396
Value of acquired insurance in force	9,194	10,523
Other assets	87,971	104,533
Separate Account (variable annuity) assets	1,517,936	1,494,614

Total assets	$6,470,674	$6,329,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,958,608	$1,944,675
Interest-sensitive life contract liabilities	646,883	641,252
Unpaid claims and claim expenses	327,312	326,661
Future policy benefits	186,652	185,747
Unearned premiums	195,873	203,017

Total policy liabilities	3,315,328	3,301,352
Other policyholder funds	143,097	142,832
Liability for securities lending agreements	350,769	298,494
Other liabilities	234,122	203,332
Short-term debt	—	—
Long-term debt	231,999	231,982
Separate Account (variable annuity) liabilities	1,517,936	1,494,614

Total liabilities	5,793,251	5,672,606

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2007, 60,646,727; 2006, 60,594,626	61	61
Additional paid-in capital	349,023	347,873
Retained earnings	652,778	634,110
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains on fixed maturities and equity securities	11,594	11,070
Net funded status of pension and other postretirement benefit obligations	(3,456)	(3,456)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	677,423	657,081

Total liabilities and shareholders’ equity	$6,470,674	$6,329,687

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenues
Insurance premiums and contract charges earned	$161,153	$162,415
Net investment income	54,854	50,227
Net realized investment gains	3,468	2,813

Total revenues	219,475	215,455

Benefits, losses and expenses
Benefits, claims and settlement expenses	98,377	100,357
Interest credited	31,155	29,792
Policy acquisition expenses amortized	19,110	17,647
Operating expenses	32,398	31,027
Amortization of intangible assets	1,538	1,549
Interest expense	3,689	2,189

Total benefits, losses and expenses	186,267	182,561

Income before income taxes	33,208	32,894
Income tax expense	9,940	9,648

Net income	$23,268	$23,246

Net income per share
Basic	$0.54	$0.54

Diluted	$0.52	$0.50

Weighted average number of shares and equivalent shares (in thousands)
Basic	43,118	42,987
Diluted	45,396	47,814
Comprehensive income (loss)
Net income	$23,268	$23,246
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	524	(45,717)
Change in net funded status of pension and other postretirement benefit obligations	—	—

Other comprehensive income (loss)	524	(45,717)

Total	$23,792	$(22,471)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Common stock
Beginning balance	$61	$60
Options exercised, 2007, 51,340; 2006, 26,800 shares	—	1
Conversion of Director Stock Plan units, 2007, 761 shares; 2006, 761 shares	—	—

Ending balance	61	61

Additional paid-in capital
Beginning balance	347,873	345,251
Options exercised and conversion of Director Stock Plan units	914	453
Share-based compensation expense	236	—

Ending balance	349,023	345,704

Retained earnings
Beginning balance	634,110	553,712
Net income	23,268	23,246
Cash dividends, $0.105 per share	(4,600)	(4,574)

Ending balance	652,778	572,384

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	7,614	14,145
Change in net unrealized gains and losses on fixed maturities and equity securities	524	(45,717)
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	8,138	(31,572)

Treasury stock, at cost
Beginning and ending balance, 2007 and 2006, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$677,423	$554,000

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows - operating activities
Premiums collected	$162,021	$161,851
Policyholder benefits paid	(102,975)	(104,445)
Policy acquisition and other operating expenses paid	(63,148)	(56,732)
Federal income taxes recovered	11,035	—
Investment income collected	56,695	51,561
Interest expense paid	(40)	(784)
Other	3,007	3,272

Net cash provided by operating activities	66,595	54,723

Cash flows - investing activities
Fixed maturities
Purchases	(451,059)	(265,608)
Sales	205,197	160,027
Maturities	186,587	67,663
Net cash used in short-term and other investments	(10,198)	(4,083)

Net cash used in investing activities	(69,473)	(42,001)

Cash flows - financing activities
Dividends paid to shareholders	(4,600)	(4,574)
Principal borrowings from Bank Credit Facility	—	67,000
Exercise of stock options	895	435
Repurchase of Senior Convertible Notes	—	(65,880)
Annuity contracts, variable and fixed
Deposits	81,526	77,151
Benefits and withdrawals	(48,599)	(36,603)
Net transfer to Separate Account (variable annuity) assets	(35,500)	(31,182)
Life policy accounts
Deposits	231	295
Withdrawals and surrenders	(1,409)	(1,701)
Change in bank overdrafts	3,431	(17,663)

Net cash used in financing activities	(4,025)	(12,722)

Net decrease in cash	(6,903)	—
Cash at beginning of period	13,438	—

Cash at end of period	$6,535	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2007 and 2006

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2007, the consolidated results of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2007 and 2006. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The subsidiaries of HMEC market and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners and life insurance products, primarily to educators and other employees of public schools and their families. The Company’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2007 presentation.

Note 1 - Basis of Presentation-(Continued)

Adoption of SOP 05-1

Effective January 1, 2007, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” and did not utilize the alternative application guidance outlined in paragraphs 18 and 19 of SOP 05-1.

SOP 05-1 provides guidance on accounting for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the three months ended March 31, 2007, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contract resulted in $94 of additional DAC amortization for the period.

Note 2 - Debt and Subsequent Event

Indebtedness outstanding was as follows:

	March 31, 2007	December 31, 2006
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $68,553 less unaccrued discount of $35,990 (3.0% imputed rate)	32,563	32,563
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $219 and $226 (6.1% imputed rate)	74,781	74,774
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $345 and $355 (6.9% imputed rate)	124,655	124,645

Total	$231,999	$231,982

The Bank Credit Facility, 1.425% Senior Convertible Notes due 2032 (“Senior Convertible Notes”), 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Subsequent Event

As disclosed above, as of March 31, 2007 the Company had outstanding $68,553 aggregate principal amount, $32,563 carrying value, of Senior Convertible Notes. On April 12, 2007, the Company gave notice of its election, pursuant to provisions of the indenture, to redeem on May 14, 2007 all of its outstanding Senior Convertible Notes at $475.00 per $1,000.00 principal amount. This redemption will utilize available excess proceeds from the 2006 issuance of the Senior Notes due 2016. Accrued and unpaid interest due on May 14, 2007 will be paid in the usual manner. As an alternative to redemption and at the option of the holder, the Senior Convertible Notes are convertible until 5:00 p.m. (Eastern Daylight Saving Time) on May 10, 2007 (the “Expiration Time”) into shares of HMEC’s common stock at a conversion price of $26.74 per share, which is equal to a conversion rate of approximately 17.763 shares per $1,000.00 principal amount at maturity of the Senior Convertible Notes. No fractional shares of common stock will be issued upon conversion of the Senior Convertible Notes. In lieu of fractional shares, HMEC will pay the holder of converted Senior Convertible Notes cash equal to the value of the fractional share based on the closing price of the common stock as reported on the New York Stock Exchange on the last trading day prior to the date of conversion. The deadline for conversion of Senior Convertible Notes is the Expiration Time.

Note 3 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		March 31, 2007
Rating of Fixed Maturity Securities (1)	March 31, 2007	December 31, 2006	Fair Value (2)	Amortized Cost
AAA	47.2%	44.9%	$1,842,315	$1,845,313
AA	9.1	8.5	354,225	354,857
A	18.4	19.6	718,771	713,347
BBB	19.9	21.5	775,420	761,653
BB	1.5	1.4	60,965	59,456
B	3.7	3.9	146,629	145,049
CCC or lower	0.1	0.1	3,041	2,895
Not rated (3)	0.1	0.1	1,540	1,538

Total	100.0%	100.0%	$3,902,906	$3,884,108

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category is comprised of $1,540 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 97.7% of these private placement securities as investment grade.

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

	Percent of Total		Fair Value
	March 31, 2007	December 31, 2006	March 31, 2007
Due in 1 year or less	7.2%	8.2%	$280,828
Due after 1 year through 5 years	30.1	28.0	1,175,283
Due after 5 years through 10 years	34.3	36.1	1,338,994
Due after 10 years through 20 years	10.1	9.2	395,706
Due after 20 years	18.3	18.5	712,095

Total	100.0%	100.0%	$3,902,906

The average option adjusted duration for the Company’s fixed maturity securities was 5.4 years at both March 31, 2007 and December 31, 2006.

Note 3 - Investments-(Continued)

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2007 and December 31, 2006, fixed maturities with a fair value of $341,721 and $289,524, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the market value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 4 - Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No 109”. FIN 48 provides recognition of tax benefits from tax return positions only if it is more likely than not the position will be sustainable, upon examination, on its technical merits and any relevant administrative practices or precedents. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties.

As of January 1, 2007, the Company had $3,914 of unrecognized tax benefits. The amount which would affect the effective tax rate is $3,897 and differs from gross unrecognized tax benefits due to the impact of federal and state benefits.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. Tax years 2002 through 2006 remain subject to examination by all major taxing authorities.

The Company classifies all income tax-related interest and penalties as income tax expense. As of January 1, 2007, the Company had accrued $569 in liabilities for tax-related interest and penalties on its Consolidated Balance Sheet.

Note 5 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined contribution plan or a supplemental defined benefit plan or both. Additional information regarding the Company’s retirement plans is contained in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2007 and 2006.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Components of net periodic pension expense:	After SFAS 158		After SFAS 158
Service cost	$—	$—	$(12)	$(10)
Interest cost	360	579	245	304
Expected return on plan assets	(376)	(549)	—	—
Recognized net actuarial loss	230	351	227	205
Settlement loss	169	381	—	—

Net periodic pension expense	$383	$762	$460	$499

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company expects to contribute $250 to the defined benefit plan and $1,140 to the supplemental defined benefit plans in 2007, of which $281 was contributed to the supplemental defined benefit plans during the three months ended March 31, 2007.

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the Plan’s eligibility requirements, and their eligible dependents. As described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”, effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a Health Reimbursement Account (“HRA”) for each eligible participant. Also, the new plan does not provide life insurance benefits to individuals who retired in 1994 or later. As a result of the changes in the plan for other postretirement benefits, the Company anticipates a reduction in its expenses of approximately $4,500 in 2007 and $2,300 in 2008.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of the net periodic benefit cost (gain) for postretirement benefits other than pension for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Components of net periodic cost (gain):
Service cost	$12	$7
Interest cost	358	146
Amortization of prior service cost	(1,162)	(59)
Recognized net actuarial loss (gain)	(328)	39

Net periodic benefit cost (gain)	$(1,120)	$133

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company expects to contribute $1,637 to the postretirement benefit plans in 2007, of which $539 was contributed during the three months ended March 31, 2007.

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

Three months ended March 31, 2007	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$238,804	$9,615	$1,089	$230,278
Premiums and contract charges earned	169,965	10,214	1,402	161,153
Benefits, claims and settlement expenses	103,215	4,214	(624)	98,377

Three months ended March 31, 2006
Premiums written and contract deposits	$234,663	$9,301	$1,667	$227,029
Premiums and contract charges earned	170,149	9,658	1,924	162,415
Benefits, claims and settlement expenses	105,713	6,593	1,237	100,357

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as debt service, realized investment gains and losses and certain public company expenses, within the past four years such items have included debt retirement costs/gains and restructuring charges. Summarized financial information for these segments is as follows:

	Three Months Ended March 31,
	2007	2006
Insurance premiums and contract charges earned
Property and casualty	$132,197	$133,825
Annuity	5,391	4,752
Life	23,565	23,838

Total	$161,153	$162,415

Net investment income
Property and casualty	$9,200	$8,368
Annuity	31,501	29,191
Life	13,914	12,887
Corporate and other	515	62
Intersegment eliminations	(276)	(281)

Total	$54,854	$50,227

Net income (loss)
Property and casualty	$16,825	$16,269
Annuity	3,394	3,849
Life	3,559	3,354
Corporate and other	(510)	(226)

Total	$23,268	$23,246

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$1,199	$1,195
Life	339	354

Total	$1,538	$1,549

	March 31, 2007	December 31, 2006
Assets
Property and casualty	$909,800	$903,015
Annuity	4,192,254	4,094,491
Life	1,265,375	1,232,722
Corporate and other	128,563	126,166
Intersegment eliminations	(25,318)	(26,707)

Total	$6,470,674	$6,329,687

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

For the three months ended March 31, 2007, the Company’s net income was comparable to the prior year. Current year earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes and cost containment initiatives, somewhat offset by an increase in weather-related auto claim frequencies for the current accident period and the increased costs of the Company’s catastrophe reinsurance program. Net income in the first three months of 2007 also benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves and a slight decrease in catastrophe losses compared to a year earlier. The property and casualty combined ratio was 89.5% for the first quarter of 2007 compared to 89.7% for 2006. Annuity segment net income decreased compared to the first three months of 2006, as improvement in the interest margin and growth in contract charges earned were more than offset by the negative effect of valuations of deferred policy acquisition costs and value of acquired insurance in force in the current period. Life segment net income improved over the same period, driven primarily by growth in investment income which more than offset higher mortality costs.

Premiums written and contract deposits increased slightly compared to the first three months of 2006. For the three months ended March 31, 2007, the additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $0.9 million decrease to current period premiums. In addition to the effect of reinsurance costs, the 2007 decrease in property and casualty premiums written reflected an increase in the number of policies that were in force throughout the period largely offset by a decrease in average automobile premium per policy — primarily due to the continued improvement in the quality of this book of business. As a result of recent initiatives, new automobile sales units increased 19% in the current quarter compared to the first three months of 2006. This sales growth, along with continued improvements in policy retention, resulted in increases in voluntary automobile policies in force compared to both December 31, 2006 and March 31, 2006. The automobile policies in force growth was driven primarily by an increase in educator policies. Annuity contract deposits for the first three months of 2007 increased 6% compared to a year earlier and life segment insurance premiums and contract deposits decreased 3% compared to the three months ended March 31, 2006.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2% change in claim severity or claim frequency for the most recent 36-month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated loss reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $3.0 million and $4.0 million impact in the estimated loss reserves for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may change, depending on the magnitude and direction of the deviation.

The Company’s loss and loss adjustment expense actuarial analysis is discussed with management. As part of this discussion, the indicated point estimate of the IBNR loss reserve by line of business (coverage) is reviewed. The Company actuaries also discuss any indicated changes to the underlying assumptions used to calculate the indicated point estimate. Review of the variance between the indicated reserves from these changes in assumptions and the previously carried reserves takes place. After discussion of these analyses and all relevant risk factors, management determines whether the reserve balances require adjustment. The Company’s best estimate of loss and LAE reserves may change depending on a revision in the underlying assumptions.

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	March 31, 2007			December 31, 2006
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$82.3	$139.0	$221.3	$80.9	$140.2	$221.1
Automobile other	5.0	1.7	6.7	5.7	2.3	8.0
Homeowners	12.0	41.1	53.1	11.3	41.7	53.0
All other	3.2	33.2	36.4	3.7	32.0	35.7

Total	$102.5	$215.0	$317.5	$101.6	$216.2	$317.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At March 31, 2007, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the three months ended March 31, 2007 by approximately $3.6 million reflecting emergence of favorable trends, primarily for accident years 2006 and 2005, for both the voluntary automobile and homeowners lines of business related primarily to claim frequencies, which were more favorable than previously estimated. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

Favorable reserve reestimates increased full year net income by approximately $12.5 million in 2006 reflecting emergence of favorable claim trends, primarily for accident years 2005 and 2004, for the voluntary automobile line of business related primarily to claim frequencies, which were more favorable than previously estimated. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table as of December 31, 2006 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At March 31, 2007, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Valuation of Assets and Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to that date.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2007	2006	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$124.5	$124.7	-0.2%	$(0.2)
Involuntary and other property & casualty	0.8	0.8		—

Total property & casualty	125.3	125.5	-0.2%	(0.2)
Annuity deposits	81.5	77.2	5.6%	4.3
Life	23.5	24.3	-3.3%	(0.8)

Total	$230.3	$227.0	1.5%	$3.3

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2007	2006	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$129.7	$131.2	-1.1%	$(1.5)
Involuntary and other property & casualty	2.5	2.7		(0.2)

Total property & casualty	132.2	133.9	-1.3%	(1.7)
Annuity	5.4	4.7	14.9%	0.7
Life	23.6	23.8	-0.8%	(0.2)

Total	$161.2	$162.4	-0.7%	$(1.2)

For the first three months of 2007, the Company’s premiums written and contract deposits increased 1.5% compared to the prior year primarily as a result of growth in annuity deposits received. The additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $0.9 million decrease to premiums for the three months ended March 31, 2007. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 830 at March 31, 2007, reflecting a decrease of 0.4% compared to 833 agents at March 31, 2006 and a decrease of 2.1% compared to 848 agents at December 31, 2006. Both terminations and new hires for the first three months of 2007 were comparable to the same period in 2006. At the time of this Quarterly Report on Form 10-Q, management anticipates modest growth in the agency force over the remainder of 2007, with an increase in total points of distribution also reflecting the addition of licensed product specialists supporting agents who adopt the Agency Business Model. Of the current period-end total, 248 agents were in their first 24 months with the Company, reflecting an increase of 1.6% compared to March 31, 2006. The number of experienced agents in the agent force, 582, decreased 1.2% compared to a year earlier.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed product specialists, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through March 31, 2007, 59 agents and approximately 75% of the field managers completed this training. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New automobile sales units increased 18.6% compared to a year earlier. New property sales units increased 11.5% compared to the first quarter of 2006. Annuity new business declined 12.8% compared to the first quarter of 2006, primarily reflecting a lower level of rollover deposits and sales of fixed indexed partner products. In 2006, annuity sales benefited from increased opportunities for rollover deposits in six states that had initiated programs allowing educators to privatize a portion of their retirement funds. Life new business was comparable to the prior year. For the first three months of 2007, total new business sales decreased 5.4% compared to a year earlier. In total, career agent sales for the first quarter of 2007 decreased 10.9% compared to the same period in 2006, reflecting the lower number of agents in the current period as well as a decrease in average overall productivity per agent, driven by the level of annuity sales. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written decreased 0.2%, or $0.2 million, in the first three months of 2007, including the $0.9 million reduction due to the higher cost of catastrophe reinsurance in 2007. The automobile average written premium per policy decreased while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. At March 31, 2007, there were 534,000 voluntary automobile and 266,000 homeowners policies in force, for a total of 800,000 policies, compared to a total of 799,000 policies at December 31, 2006 and 793,000 at March 31, 2006.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 86% at March 31, 2007 compared to 85% at March 31, 2006. For the first three months of 2007, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2006.

Voluntary automobile premium written decreased 1.8% ($1.7 million) compared to the first three months of 2006. Average written premium per policy decreased 4% compared to a year ago, while average earned premium per policy decreased 3% for the same period. Automobile policies in force at March 31, 2007 increased by 1,000 compared to December 31, 2006 and 7,000 compared to March 31, 2006, with the growth reflecting an increase in educator policies in each of the preceding eight quarters.

Homeowners premium written increased 4.8% ($1.5 million) compared to the first quarter of 2006 including the higher amount of catastrophe reinsurance premiums described above. Homeowners average written premium per policy increased 4% compared to a year earlier, while average earned premium per policy increased 2%. Homeowners policies in force at March 31, 2007 were equal to both December 31, 2006 and March 31, 2006, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and development of third-party vendor marketing alliances.

The primary component of involuntary and other property and casualty premiums, which represented less than 2% of total property and casualty premiums for full year 2006, is educator excess professional liability insurance purchased by the NEA for all of its members. The NEA’s contract to purchase this insurance from the Company will expire in August 2007. At the time of this Quarterly Report on Form 10-Q, management anticipates that the NEA will not renew this contract.

Annuity deposits received for the three months ended March 31, 2007 increased 5.6% compared to the same period in 2006. In the first three months of 2007, new scheduled annuity deposits increased 12.0% while single premium and rollover deposits decreased 4.3%. New deposits to fixed accounts increased 6.9%, or $2.9 million, compared to prior year and new deposits to variable accounts increased 4.0%, or $1.4 million.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 810 authorized agents at March 31, 2007. During the first three months of 2007, this channel generated $10.9 million in annualized new annuity sales for the Company compared to $7.9 million for the first quarter of 2006.

Total annuity accumulated cash value of $3.6 billion at March 31, 2007 increased 6.8% compared to a year earlier, reflecting the increase from new deposits received, continued favorable retention and improved financial market performance over the 12 months. At March 31, 2007, the number of annuity contracts outstanding of 165,000 was equal to December 31, 2006 and increased 1.2%, or 2,000 contracts, compared to March 31, 2006.

Variable annuity accumulated balances were 8.3% higher at March 31, 2007 than at March 31, 2006 and annuity segment contract charges earned increased 14.9%, or $0.7 million, compared to the first three months of 2006.

Life segment premiums and contract deposits declined 3.3%, or $0.8 million, compared to the first three months of 2006. The ordinary life insurance in force lapse ratio was 5.8% for the 12 months ended March 31, 2007 compared to 6.3% for the twelve months ended March 31, 2006.

In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In February 2006, the Company introduced Life by Design, a new portfolio of life insurance products. In March 2006, the Company introduced new fixed and variable annuity products and in May 2006, the Company added 12 new investment options to its variable annuity products. See additional description of these new products in “Business — Life Segment” and “Business — Annuity Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Net Investment Income

Pretax investment income of $54.9 million for the three months ended March 31, 2007 increased 9.4%, or $4.7 million, (8.7%, or $3.0 million, after tax) compared to prior year. The increase reflects growth in the size of the investment portfolio and a modest increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 6.7% over the past 12 months. The average pretax yield on the investment portfolio was 5.45% (3.70% after tax) for the first three months of 2007, compared to a pretax yield of 5.32% (3.63% after tax) a year earlier.

Net Realized Investment Gains

Net realized investment gains (pretax) were $3.5 million for the first three months of 2007 compared to net realized investment gains of $2.8 million in the prior year. There were no impairment charges from the Company’s fixed income security portfolio in either period. Net realized investment gains in the first three months of 2007 included $1.7 million from sales of securities for which impairment charges were recorded in 2002, while net realized investment gains in the first quarter of 2006 included $0.3 million from sales of securities for which impairment charges were recorded in 2005. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of March 31, 2007 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Banking and Finance	42	$373.6	$370.8	$2.8
Energy	47	245.0	241.6	3.4
Utilities	26	173.4	170.5	2.9
Telecommunications	24	169.0	165.2	3.8
Health Care	26	150.7	150.6	0.1
Insurance	13	89.4	86.6	2.8
Metal and Mining	12	71.7	71.2	0.5
Food and Beverage	22	67.7	68.2	(0.5)
Automobiles	13	67.6	66.3	1.3
Transportation	11	66.4	67.0	(0.6)
All Other Corporates (1)	147	477.0	474.5	2.5

Total corporate bonds	383	1,951.5	1,932.5	19.0
Mortgage-backed securities
U.S. government and federally sponsored agencies	429	925.9	934.1	(8.2)
Other	22	98.4	97.3	1.1
Municipal bonds	165	554.0	548.6	5.4
Government bonds
U.S.	8	243.7	244.3	(0.6)
Foreign	10	31.1	29.0	2.1
Collateralized debt obligations (2)	3	13.0	13.0	*
Asset-backed securities	19	85.3	85.3	*

Total fixed maturity securities	1,039	$3,902.9	$3,884.1	$18.8

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Defense, broadcasting and media, real estate, technology, retail and cable represented $287.4 million of fair value at March 31, 2007, with the remaining 12 classifications each representing less than $33 million.
(2)	All of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at March 31, 2007.

At March 31, 2007, the Company’s diversified fixed maturity portfolio consisted of 1,246 investment positions, issued by 1,039 entities, and totaled approximately $3.9 billion in fair value. The portfolio was 94.6% investment grade, based on fair value, with an average quality rating of AA-. At March 31, 2007, the portfolio had $38.8 million pretax of total gross unrealized losses related to 534 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at March 31, 2007, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of March 31, 2007

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	89	$528.5	$531.6	$(3.1)
7 through 12 months	9	7.0	7.1	(0.1)
13 through 24 months	202	1,042.5	1,063.2	(20.7)
25 through 36 months	90	443.3	453.4	(10.1)
37 through 48 months	16	69.5	72.9	(3.4)
Greater than 48 months	1	4.6	4.7	(0.1)

Total	407	$2,095.4	$2,132.9	$(37.5)

Non-investment grade
6 Months or less	50	$28.6	$29.0	$(0.4)
7 through 12 months	13	9.6	9.7	(0.1)
13 through 24 months	38	16.9	17.4	(0.5)
25 through 36 months	22	11.0	11.3	(0.3)
37 through 48 months	—	—	—	—
Greater than 48 months	—	—	—	—

Total	123	$66.1	$67.4	$(1.3)

Not rated

Total, all greater than 48 months	4	$1.5	$1.5	*

Grand total	534	$2,163.0	$2,201.8	$(38.8)

*	Less than $0.1 million.

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.1 million. No fixed maturity securities were trading below 80% of book value at March 31, 2007. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2007 as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2007. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2007	2006	Percent	Amount
Property and casualty	$86.0	$88.9	-3.3%	$(2.9)
Annuity	0.3	—		0.3
Life	12.1	11.5	5.2%	0.6

Total	$98.4	$100.4	-2.0%	$(2.0)

Property and casualty catastrophe losses, included above	$2.5	$3.0	-16.7%	$(0.5)

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2007	2006
Incurred claims and claim expenses:
Claims occurring in the current year	$91.5	$92.9
Increase (decrease) in estimated reserves for claims occurring in prior years (1):
Policies written by the Company	(5.5)	(4.0)
Business assumed from state reinsurance facilities	—	—

Total	(5.5)	(4.0)

Total claims and claim expenses incurred	$86.0	$88.9

Property and casualty loss ratio:
Total	65.0%	66.4%
Effect of catastrophe costs, included above	1.8%	2.3%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the three months ended March 31, 2007, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, including a decrease in catastrophe losses and a decrease in estimated reserves for property and casualty claims occurring in prior years, somewhat offset by an increase in weather-related auto claim frequencies for the current accident period. The current period favorable development of prior years’ reserves was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and 2005, being below the level anticipated in the December 31, 2006 loss reserve estimate for both the voluntary automobile and homeowners lines of business, which was driven primarily by emerging claim trends related to frequency.

For the three months ended March 31, 2007, the voluntary automobile loss ratio of 68.8% increased by 0.6 percentage points compared to the same period a year earlier, including a 0.5 percentage point increase due to the slightly lower level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 53.4% for the three months ended March 31, 2007 decreased 7.2 percentage points compared to a year earlier, primarily reflecting the higher level of favorable development of prior years’ reserves recorded in the current period as well as the lower level of catastrophe costs. Catastrophe costs represented 6.0 percentage points of the homeowners loss ratio for the current period compared to 7.9 percentage points for the prior year, a decrease of 1.9 percentage points. The increase in ceded premium in 2007 as a result of the Company’s catastrophe reinsurance program added approximately 1.2 percentage points to the current period ratio.

For the annuity segment, benefits increased by a minimal amount in the current quarter compared to prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.6 million at March 31, 2007, compared to $0.7 million at December 31, 2006 and $0.6 million at March 31, 2006.

For the life segment, benefits were slightly higher in the current quarter, reflecting increased mortality costs compared to prior year.

Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2007	2006	Percent	Amount
Annuity	$22.0	$20.9	5.3%	$1.1
Life	9.2	8.9	3.4%	0.3

Total	$31.2	$29.8	4.7%	$1.4

Compared to prior year, the current period increase in annuity segment interest credited reflected a 6.0% increase in average accumulated fixed deposits, partially offset by a 4 basis point decline in the average annual interest rate credited to 4.35%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the three months ended March 31, 2007 and 2006 were 137 basis points and 123 basis points, respectively.

As of March 31, 2007, fixed annuity account values totaled $2.1 billion, including $1.8 billion of deferred annuities. Approximately 16% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 72% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 14 basis points compared to the first three months of 2006, due to improvements in the Company’s investment portfolio yield and continued slight decreases in interest crediting rates.

Operating Expenses

For the first three months of 2007, operating expenses increased 4.8%, or $1.5 million, compared to the prior year and were consistent with management’s expectations. The property and casualty expense ratio of 24.5% for the three months ended March 31, 2007 increased 1.2 percentage points compared to the first quarter of 2006, including the effect on this ratio of a reduced level of premiums earned, and was comparable to the full year 2006 expense ratio of 24.3%.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which requires companies to recognize compensation cost for share-based compensation plans, determined based on the fair value at the grant dates. The Company recognized $0.2 million in expense for each of the three months ended March 31, 2007 and 2006 as a result of the vesting of stock options during the respective periods.

The Company offers long-term care insurance, variable and fixed interest rate universal life policies (“Life Partner Products”), and fixed indexed annuities and single premium immediate annuities (“Annuity Partner Products”), with three third-party vendors underwriting and bearing the risk of such insurance, and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents in the current period was comparable to the first three months of 2006. Sales of Annuity Partner products were $2.0 million in the first quarter of 2007, compared to $5.7 million in the first three months of 2006. The amount of Life Partner Product and Annuity Partner Product commissions received by the Company in the first three months of 2007, in excess of costs for agent commissions and commission-related expenses, was approximately $0.4 million, compared to approximately $0.5 million for the same period in 2006.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the three months ended March 31, 2007, the combined amortization of policy acquisition expenses and intangible assets was $20.6 million compared to $19.1 million recorded for the same period in the prior year.

Amortized policy acquisition expenses were $19.1 million for the first three months of 2007 compared to $17.6 million for the same period in 2006. The March 31, 2007 valuation of annuity deferred policy acquisition costs resulted in a $0.5 million increase in amortization compared to a $0.6 million decrease in amortization resulting from a similar valuation at March 31, 2006. The increase in 2007 amortization of annuity policy acquisition expenses was primarily attributable to a higher than assumed level of realized investment gains. For the life segment, the March 31, 2007 valuation of deferred policy acquisition costs resulted in no change to scheduled amortization compared to a $0.2 million decrease from the 2006 valuation.

Amortization of intangible assets of $1.5 million for the three months ended March 31, 2007 was equal to the same period a year earlier. The March 31, 2007 valuation of Annuity VIF resulted in a $0.2 million increase in amortization compared to a $0.1 million decrease at March 31, 2006. The increase in current period amortization of Annuity VIF was primarily attributable to a higher than assumed level of realized investment gains.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains, was 29.8% for the three months ended March 31, 2007 compared to 29.5% for the three months ended March 31, 2006. Income from investments in tax-advantaged securities reduced the effective income tax rate 5.8 percentage points for the three months ended March 31, 2007 and 2006.

The Company records liabilities for uncertain tax filing positions where it is more likely than not that the position will be sustainable upon audit by taxing authorities and reflects management’s assessment of the amounts that are probable of being sustained. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2007, the Company had income tax returns for the 2002 through 2006 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $4.5 million of uncertain tax position liabilities related to those open tax years.

Net Income

For the three months ended March 31, 2007, the Company’s net income was comparable to the prior year. Current year earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in recent years, ongoing improvements in claims processes and cost containment initiatives, somewhat offset by an increase in weather-related auto claim frequencies for the current accident period and the increased costs of the Company’s catastrophe reinsurance program. Net income in the first three months of 2007 also benefited from a higher amount of favorable development of prior years’ property and casualty claim reserves and a slight decrease in catastrophe losses compared to a year earlier. The property and casualty combined ratio was 89.5% for the first quarter of 2007 compared to 89.7% for 2006. Annuity segment net income decreased compared to the first three months of 2006, as improvement in the interest margin and growth in contract charges earned were more than offset by the negative effect of valuations of deferred policy acquisition costs and value of acquired insurance in force in the current period. Life segment net income improved over the same period, driven primarily by growth in investment income which more than offset higher mortality costs.

Net income by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year
	2007	2006	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$16.8	$16.2	3.7%	$0.6
Annuity	3.4	3.8	-10.5%	(0.4)
Life	3.6	3.4	5.9%	0.2
Corporate and other (1)	(0.5)	(0.2)		(0.3)

Net income	$23.3	$23.2	0.4%	$0.1

Effect of catastrophe costs, after tax, included above	$(1.6)	$(2.1)	-23.8%	$0.5

Diluted:
Net income per share	$0.52	$0.50	4.0%	$0.02

Weighted average number of shares and equivalent shares (in millions)	45.4	47.8	-5.0%	-2.4
Property and casualty combined ratio:
Total	89.5%	89.7%		-0.2%
Effect of catastrophe costs, included above	1.8%	2.3%		-0.5%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three months ended March 31, 2007, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period decline in net income compared to the first quarter of 2006 was due primarily to an increase in debt interest expense.

Return on shareholders’ equity based on net income was 16% and 13% for the trailing 12 months ended March 31, 2007 and 2006, respectively.

At the time of this Quarterly Report on Form 10-Q, based on results for the full year 2006 and the first quarter of 2007, management estimates that 2007 full year net income before realized investment gains and losses will be within a range of $1.80 to $1.95 per share. This projection anticipates a modest increase in the property and casualty combined ratio — to between 90% and 92% — partially offset by a double-digit increase in annuity profit margins. Included in the earnings estimate are additional costs, compared to 2006, totaling approximately $0.15 per share associated with the Company’s 2007 catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and an increased level of investment in strategic growth initiatives, including the Agency Business Model. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Special Purpose Entities

At March 31, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Related Party Transactions

The Company does not have any contracts or other transactions with related parties that are required to be reported under the applicable securities laws and regulations.

Ariel Capital Management, LLC, HMEC’s largest shareholder with 18.2% of the common shares outstanding per their SEC filing on Form 13G as of December 31, 2006, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations — Net Realized Investment Gains and Losses” and in the “Notes to Consolidated Financial Statements — Note 3 — Investments”.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2007, net cash provided by operating activities increased compared to the same period in 2006 primarily as a result of federal income tax refunds.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for the share repurchase program also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2007 without prior approval are approximately $106 million, of which $9 million was paid during the three months ended March 31, 2007. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

For the three months ended March 31, 2007, receipts from annuity contracts increased $4.3 million, or 5.6%, compared to the prior year. Annuity contract benefits and withdrawals increased $12.0 million, or 32.8%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 91.5% and 93.1%, respectively, for the 12 month period ended March 31, 2007. Net transfers to variable annuity accumulated cash values increased $4.3 million, or 13.8%, compared to the prior year.

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

The total capital of the Company was $909.4 million at March 31, 2007, including $232.0 million of long-term debt and no short-term debt outstanding. Total debt represented 25.8% of total capital excluding unrealized investment gains and losses (25.5% including unrealized investment gains and losses) at March 31, 2007, which was slightly above the Company’s long-term target of 25%.

Shareholders’ equity was $677.4 million at March 31, 2007, including a net unrealized gain in the Company’s investment portfolio of $11.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $886.6 million and $20.55, respectively, at March 31, 2007. Book value per share was $15.70 at March 31, 2007 ($15.43 excluding investment fair value adjustments).

As of March 31, 2007, the Company had outstanding $68.6 million aggregate principal amount of 1.425% Senior Convertible Notes (“Senior Convertible Notes”), which will mature on May 14, 2032, issued at a discount of 52.5% resulting in an effective yield of 3.0%. Interest on the Senior Convertible Notes is payable semi-annually at a rate of 1.425% from November 14, 2002 until May 14, 2007. After that date, cash interest will not be paid on the Senior Convertible Notes prior to maturity unless contingent cash interest becomes payable. The Company may redeem the Senior Convertible Notes, in whole or in part, at any time on or after May 14, 2007. Detailed information regarding the contingent cash interest, conversion and redemption terms of the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On April 12, 2007, the Company gave notice of its election, pursuant to provisions of the indenture, to redeem on May 14, 2007 all of its outstanding Senior Convertible Notes at $475.00 per $1,000.00 principal amount. This redemption will utilize available excess proceeds from the 2006 issuance of the Senior Notes due 2016. Accrued and unpaid interest due on May 14, 2007 will be paid in the usual manner. As an alternative to redemption and at the option of the holder, the Senior Convertible Notes are convertible until 5:00 p.m. (Eastern Daylight Saving Time) on

May 10, 2007 (the “Expiration Time”) into shares of HMEC’s common stock at a conversion price of $26.74 per share, which is equal to a conversion rate of approximately 17.763 shares per $1,000.00 principal amount at maturity of the Senior Convertible Notes. No fractional shares of common stock will be issued upon conversion of the Senior Convertible Notes. In lieu of fractional shares, HMEC will pay the holder of converted Senior Convertible Notes cash equal to the value of the fractional share based on the closing price of the common stock as reported on the New York Stock Exchange on the last trading day prior to the date of conversion. The deadline for conversion of Senior Convertible Notes is the Expiration Time.

The Senior Convertible Notes have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Convertible Notes are traded in the open market (HMN 1.425).

As of March 31, 2007, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2007, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2007, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at March 31, 2007.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. Unless fully utilized or withdrawn by the Company earlier, this registration statement will remain effective through December 1, 2008. The

$75.0 million face amount of Senior Notes due 2015 and $125.0 million face amount of Senior Notes due 2016 were issued utilizing this registration statement. No other securities associated with the registration statement have been issued as of the date of this Quarterly Report on Form 10-Q.

Total shareholder dividends were $4.6 million for the three months ended March 31, 2007. In March 2007, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by Standard & Poor’s Corporation (“S&P”), Moody’s Investors Service, Inc. (“Moody’s”) and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of April 30, 2007, which were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, were as follows:

	Insurance Financial Strength Ratings (1) (Outlook)	Debt Ratings (Outlook)
As of April 30, 2007
S&P (2)	A(stable)	BBB(stable)
Moody’s (2)	A3(stable)	Baa3(stable)
A.M. Best	A-(stable)	bbb-(stable)

(1)	The insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same.
(2)	This agency has not yet rated Horace Mann Lloyds.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of March 31, 2007. The Company’s obligations have not changed as a result of these developments.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2007 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A. Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2007 which has not been filed with the SEC.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date May 9, 2007	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date May 9, 2007	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date May 9, 2007	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2007

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. Management contracts and compensatory plans are indicated by an asterisk (*).

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