Form 10-Q
period 2007-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2007-08-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 43,286,309 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2007, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 8, 2007

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2007, $3,534,272; 2006, $3,511,034)	$3,482,148	$3,530,658
Fixed maturity securities on loan (amortized cost 2007, $345,095; 2006, $291,144)	338,464	289,524

Total fixed maturities	3,820,612	3,820,182
Short-term and other investments	193,095	182,312
Short-term investments, loaned securities collateral	350,132	299,722

Total investments	4,363,839	4,302,216
Cash	9,094	13,438
Accrued investment income and premiums receivable	98,581	107,590
Deferred policy acquisition costs	261,801	249,377
Goodwill	47,396	47,396
Value of acquired insurance in force	8,063	10,523
Other assets	84,965	104,533
Separate Account (variable annuity) assets	1,602,777	1,494,614

Total assets	$6,476,516	$6,329,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$1,980,757	$1,944,675
Interest-sensitive life contract liabilities	653,658	641,252
Unpaid claims and claim expenses	323,497	326,661
Future policy benefits	187,718	185,747
Unearned premiums	198,105	203,017

Total policy liabilities	3,343,735	3,301,352
Other policyholder funds	140,407	142,832
Liability for securities lending agreements	347,712	298,494
Other liabilities	189,916	203,332
Short-term debt	—	—
Long-term debt	199,452	231,982
Separate Account (variable annuity) liabilities	1,602,777	1,494,614

Total liabilities	5,823,999	5,672,606

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2007, 60,778,555; 2006, 60,594,626	61	61
Additional paid-in capital	351,812	347,873
Retained earnings	671,348	634,110
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(34,671)	11,070
Net funded status of pension and other postretirement benefit obligations	(3,456)	(3,456)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	652,517	657,081

Total liabilities and shareholders’ equity	$6,476,516	$6,329,687

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Insurance premiums and contract charges earned	$163,514	$162,140	$324,667	$324,555
Net investment income	55,422	51,425	110,276	101,652
Net realized investment gains (losses)	(902)	1,675	2,566	4,488

Total revenues	218,034	215,240	437,509	430,695

Benefits, losses and expenses
Benefits, claims and settlement expenses	99,974	90,391	198,351	190,748
Interest credited	31,689	30,331	62,844	60,123
Policy acquisition expenses amortized	18,155	18,978	37,265	36,625
Operating expenses	30,787	31,292	63,185	62,319
Amortization of intangible assets	1,225	1,359	2,763	2,908
Interest expense	3,542	3,587	7,231	5,776

Total benefits, losses and expenses	185,372	175,938	371,639	358,499

Income before income taxes	32,662	39,302	65,870	72,196
Income tax expense	9,496	11,802	19,436	21,450

Net income	$23,166	$27,500	$46,434	$50,746

Net income per share
Basic	$0.54	$0.64	$1.08	$1.18

Diluted	$0.52	$0.61	$1.04	$1.11

Weighted average number of shares and equivalent shares (in thousands)
Basic	43,223	42,999	43,170	42,993
Diluted	44,924	45,250	45,132	46,532
Comprehensive income (loss)
Net income	$23,166	$27,500	$46,434	$50,746
Other comprehensive loss, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(46,265)	(38,341)	(45,741)	(84,058)
Change in net funded status of pension and other postretirement benefit obligations	—	—	—	—

Other comprehensive loss	(46,265)	(38,341)	(45,741)	(84,058)

Total	$(23,099)	$(10,841)	$693	$(33,312)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2007	2006
Common stock
Beginning balance	$61	$60
Options exercised, 2007, 163,452 shares; 2006, 26,800 shares	—	1
Conversion of Director Stock Plan units, 2007, 18,362 shares; 2006, 761 shares	—	—
Conversion of restricted stock units, 2007, 2,115 shares; 2006, 0 shares	—	—

Ending balance	61	61

Additional paid-in capital
Beginning balance	347,873	345,251
Options exercised and conversion of Director Stock Plan units and restricted stock units	3,467	453
Share-based compensation expense	472	—

Ending balance	351,812	345,704

Retained earnings
Beginning balance	634,110	553,712
Net income	46,434	50,746
Cash dividends, $0.21 per share	(9,196)	(9,152)

Ending balance	671,348	595,306

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	7,614	14,145
Change in net unrealized gains and losses on fixed maturities and equity securities	(45,741)	(84,058)
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	(38,127)	(69,913)

Treasury stock, at cost
Beginning and ending balance, 2007 and 2006, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$652,517	$538,581

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows - operating activities
Premiums collected	$330,377	$330,132
Policyholder benefits paid	(214,674)	(207,654)
Policy acquisition and other operating expenses paid	(106,388)	(110,392)
Federal income taxes paid	(4,241)	(5,854)
Investment income collected	112,649	102,214
Interest expense paid	(7,117)	(4,112)
Other	2,141	2,287

Net cash provided by operating activities	112,747	106,621

Cash flows - investing activities
Fixed maturities
Purchases	(764,358)	(486,143)
Sales	378,975	278,478
Maturities	316,685	133,959
Net cash used in short-term and other investments	(12,766)	(63,807)

Net cash used in investing activities	(81,464)	(137,513)

Cash flows - financing activities
Dividends paid to shareholders	(9,196)	(9,152)
Exercise of stock options	3,077	435
Proceeds from issuance of Senior Notes due 2016	—	123,485
Repurchase of Senior Convertible Notes	(32,563)	(73,427)
Annuity contracts, variable and fixed
Deposits	170,482	161,455
Benefits and withdrawals	(96,209)	(71,171)
Net transfer to Separate Account (variable annuity) assets	(72,811)	(66,529)
Life policy accounts
Deposits	536	799
Withdrawals and surrenders	(2,988)	(3,463)
Change in bank overdrafts	4,045	(31,540)

Net cash (used in) provided by financing activities	(35,627)	30,892

Net decrease in cash	(4,344)	—
Cash at beginning of period	13,438	—

Cash at end of period	$9,094	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2007 and 2006

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2007, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2007 and 2006, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2007 and 2006. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

SOP 05-1 provides guidance on accounting for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the six months ended June 30, 2007, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $127 of additional DAC amortization for the period.

Note 2 - Debt

Indebtedness outstanding was as follows:

	June 30, 2007	December 31, 2006
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $68,553 less unaccrued discount of $35,990 (3.0% imputed rate)	—	32,563
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $212 and $226 (6.1% imputed rate)	74,788	74,774
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $336 and $355 (6.9% imputed rate)	124,664	124,645

Total	$199,452	$231,982

The Bank Credit Facility, 1.425% Senior Convertible Notes due 2032 (“Senior Convertible Notes”), 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Note 2 - Debt-(Continued)

On May 14, 2007, pursuant to provisions of the indenture, HMEC redeemed its remaining outstanding Senior Convertible Notes ($68,553 aggregate principal amount; $32,563 carrying value) at $475.00 per $1,000.00 principal amount. The $32,563 aggregate cost was funded with a portion of the remaining cash proceeds from HMEC’s April 2006 issuance of 6.85% Senior Notes Due 2016. None of the Senior Convertible Notes were converted into shares of HMEC’s common stock. No early termination penalties were incurred as a result of this redemption.

The $231,947 aggregate principal amount of Senior Convertible Notes which HMEC previously held in brokerage accounts and the $68,553 aggregate principal amount of Senior Convertible Notes redeemed on May 14, 2007 have been canceled.

Note 3 - Investments

Fixed Maturity Securities

The following table presents the composition and value of the Company’s fixed maturity securities portfolio by rating category. The Company has classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

	Percent of Fair Value		June 30, 2007
Rating of Fixed Maturity Securities (1)	June 30, 2007	December 31, 2006	Fair Value (2)	Amortized Cost
AAA	45.7%	44.9%	$1,745,810	$1,777.572
AA	9.5	8.5	362,823	369,927
A	19.3	19.6	737,333	750,491
BBB	20.0	21.5	765,050	769,548
BB	1.8	1.4	69,100	69,740
B	3.5	3.9	134,234	135,714
CCC or lower	0.1	0.1	3,423	3,475
Not rated (3)	0.1	0.1	2,839	2,900

Total	100.0%	100.0%	$3,820,612	$3,879,367

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category is comprised of $1,537 of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 97.7% of these private placement securities as investment grade.

Note 3 - Investments-(Continued)

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

	Percent of Total		Fair Value
	June 30, 2007	December 31, 2006	June 30, 2007
Due in 1 year or less	6.7%	8.2%	$256,858
Due after 1 year through 5 years	29.3	28.0	1,118,861
Due after 5 years through 10 years	35.2	36.1	1,343,491
Due after 10 years through 20 years	9.5	9.2	364,074
Due after 20 years	19.3	18.5	737,328

Total	100.0%	100.0%	$3,820,612

The average option adjusted duration for the Company’s fixed maturity securities was 5.7 years at June 30, 2007 and 5.4 years at December 31, 2006.

In the three months ended June 30, 2007, the Company recorded impairment charges of $2,319 from the home builder sector of its fixed maturity securities portfolio, and these securities were subsequently sold in July 2007. There were no other impairment charges recorded in 2007. At June 30, 2007 and December 31, 2006, the fair value and gross unrealized losses of fixed maturity securities were as follows:

	12 months or less		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2007
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$333,459	$5,815	$461,197	$20,646	$794,656	$26,461
Other	108,203	687	90,326	1,372	198,529	2,059
Municipal bonds	279,456	4,785	84,550	3,017	364,006	7,802
Foreign government bonds	2,268	38	7,056	283	9,324	321
Corporate bonds	616,957	16,539	730,116	30,658	1,347,073	47,197
Other mortgage-backed securities	122,549	3,044	69,499	2,094	192,048	5,138

Totals	$1,462,892	$30,908	$1,442,744	$58,070	$2,905,636	$88,978

As of December 31, 2006
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$40,617	$281	$508,887	$12,208	$549,504	$12,489
Other	76,575	41	139,848	1,884	216,423	1,925
Municipal bonds	41,612	174	102,341	1,709	143,953	1,883
Foreign government bonds	—	—	9,025	206	9,025	206
Corporate bonds	330,826	4,696	697,987	20,732	1,028,813	25,428
Other mortgage-backed securities	28,134	93	100,443	1,759	128,577	1,852

Totals	$517,764	$5,285	$1,558,531	$38,498	$2,076,295	$43,783

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Investments-(Continued)

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of June 30, 2007 and December 31, 2006, fixed maturities with a fair value of $338,464 and $289,524, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and six months ended June 30, 2007 and 2006.

	Defined Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic pension expense:
Service cost	$—	$—	$—	$—
Interest cost	359	579	719	1,158
Expected return on plan assets	(375)	(549)	(751)	(1,098)
Recognized net actuarial loss	229	351	459	702
Settlement loss	169	381	338	762

Net periodic pension expense	$382	$762	$765	$1,524

	Supplemental Defined Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic pension expense:
Service cost	$(11)	$(4)	$(23)	$(14)
Interest cost	244	152	489	456
Expected return on plan assets	—	—	—	—
Recognized net actuarial loss	227	101	454	306
Settlement loss	—	—	—	—

Net periodic pension expense	$460	$249	$920	$748

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company expects to contribute $250 to the defined benefit plan and $1,140 to the supplemental defined benefit plans in 2007, of which $561 was contributed to the supplemental defined benefit plans during the six months ended June 30, 2007.

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

The following table summarizes the components of the net periodic benefit cost (gain) for postretirement benefits other than pension for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic cost (gain):
Service cost	$13	$7	$25	$14
Interest cost	359	146	717	292
Amortization of prior service cost	(1,164)	(59)	(2,326)	(118)
Recognized net actuarial loss (gain)	(328)	39	(656)	78

Net periodic benefit cost (gain)	$(1,120)	$133	$(2,240)	$266

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company expects to contribute $1,637 to the postretirement benefit plans in 2007, of which $1,158 was contributed during the six months ended June 30, 2007.

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

Three months ended June 30, 2007	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$258,810	$9,408	$1,397	$250,799
Premiums and contract charges earned	171,866	9,833	1,481	163,514
Benefits, claims and settlement expenses	99,243	648	1,379	99,974

Three months ended June 30, 2006
Premiums written and contract deposits	$252,646	$9,959	$1,916	$244,603
Premiums and contract charges earned	170,226	10,151	2,065	162,140
Benefits, claims and settlement expenses	105,493	15,149	47	90,391

Six months ended June 30, 2007
Premiums written and contract deposits	$497,614	$19,023	$2,486	$481,077
Premiums and contract charges earned	341,831	20,047	2,883	324,667
Benefits, claims and settlement expenses	202,458	4,862	755	198,351

Six months ended June 30, 2006
Premiums written and contract deposits	$487,309	$19,260	$3,583	$471,632
Premiums and contract charges earned	340,375	19,809	3,989	324,555
Benefits, claims and settlement expenses	211,206	21,742	1,284	190,748

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Insurance premiums and contract charges earned
Property and casualty	$133,574	$133,331	$265,771	$267,156
Annuity	5,492	4,888	10,883	9,640
Life	24,448	23,921	48,013	47,759

Total	$163,514	$162,140	$324,667	$324,555

Net investment income
Property and casualty	$9,256	$8,559	$18,456	$16,927
Annuity	32,039	29,492	63,540	58,683
Life	14,150	13,209	28,064	26,096
Corporate and other	253	444	768	506
Intersegment eliminations	(276)	(279)	(552)	(560)

Total	$55,422	$51,425	$110,276	$101,652

Net income (loss)
Property and casualty	$17,926	$22,555	$34,751	$38,824
Annuity	5,070	2,668	8,464	6,517
Life	3,674	3,697	7,233	7,051
Corporate and other	(3,504)	(1,420)	(4,014)	(1,646)

Total	$23,166	$27,500	$46,434	$50,746

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$886	$1,005	$2,085	$2,200
Life	339	354	678	708

Total	$1,225	$1,359	$2,763	$2,908

			June 30, 2007	December 31, 2006
Assets
Property and casualty			$899,524	$903,015
Annuity			4,253,356	4,094,491
Life			1,250,937	1,232,722
Corporate and other			98,504	126,166
Intersegment eliminations			(25,805)	(26,707)

Total			$6,476,516	$6,329,687

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

•

Fluctuations in the fair value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

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

•

The Company’s ability to profitably expand its property and casualty business in highly competitive environments, and the competitive impact of entrants such as mutual funds and banks into the tax-deferred annuity products markets.

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

For the six months ended June 30, 2007, the Company’s net income decreased $4.3 million compared to the prior year, including a $1.2 million reduction in after tax realized investment gains. Consistent with management’s expectations and industry experience, the increase in property and casualty average loss costs per policy exceeded the increase in average premium per policy for the current accident period which adversely impacted the combined ratio and net income. Compared to the first six months of 2006, results in the first half of 2007 were also negatively impacted by a lower level of favorable development of prior years’ property and casualty non-catastrophe reserves as well as the increased cost of the Company’s catastrophe reinsurance program. Net income in the first half of 2007 benefited from a decrease in catastrophe costs compared to the prior year. The property and casualty combined ratio was 89.3% for the first six months of 2007 compared to 86.8% for 2006. Annuity segment net income increased compared to the first half of 2006. In addition to increases in the interest margin and contract charges earned, there was a positive effect from valuations of deferred policy acquisition costs and value of acquired insurance in force in the current period. Life segment net income was comparable to a year earlier, as growth in investment income offset higher mortality costs.

Premiums written and contract deposits increased 2% compared to the first six months of 2006. For the six months ended June 30, 2007, the additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $1.1 million decrease to current period premiums. Property and casualty premiums written reflected a slight increase as growth in average homeowners premium per policy more than offset a decrease in average automobile premium per policy and the higher reinsurance premium. As a result of recent initiatives, new automobile sales units increased 7% in the current period compared to the first six months of 2006. This sales growth, along with continued improvements in policy retention, resulted in increases in voluntary automobile policies in force compared to both December 31, 2006 and June 30, 2006. The automobile policies in force growth was driven primarily by an increase in educator policies. Annuity contract deposits for the first half of 2007 increased 6% compared to a year earlier and life segment insurance premiums and contract deposits decreased 1% compared to the six months ended June 30, 2006.

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

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2% change in claim severity or claim frequency for the most recent 36-month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated loss reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $3.0 million and $4.0 million for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may change, depending on the magnitude and direction of the deviation.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	June 30, 2007			December 31, 2006
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$77.6	$140.7	$218.3	$80.9	$140.2	$221.1
Automobile other	5.4	1.9	7.3	5.7	2.3	8.0
Homeowners	12.5	37.9	50.4	11.3	41.7	53.0
All other	4.7	32.9	37.6	3.7	32.0	35.7

Total	$100.2	$213.4	$313.6	$101.6	$216.2	$317.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions to the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At June 30, 2007, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the six months ended June 30, 2007 by approximately $7.2 million, reflecting emerging loss severity trends more favorable than previously estimated, primarily for accident years 2006 and 2005 for both the voluntary automobile and homeowners lines of business. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At June 30, 2007, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2007	2006	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$259.4	$258.3	0.4%	$1.1
Involuntary and other property & casualty	1.7	1.8		(0.1)

Total property & casualty	261.1	260.1	0.4%	1.0
Annuity deposits	170.5	161.4	5.6%	9.1
Life	49.5	50.1	-1.2%	(0.6)

Total	$481.1	$471.6	2.0%	$9.5

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2007	2006	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$260.7	$261.8	-0.4%	$(1.1)
Involuntary and other property & casualty	5.1	5.4		(0.3)

Total property & casualty	265.8	267.2	-0.5%	(1.4)
Annuity	10.9	9.6	13.5%	1.3
Life	48.0	47.8	0.4%	0.2

Total	$324.7	$324.6	—	$0.1

For the first six months of 2007, the Company’s premiums written and contract deposits increased 2.0% compared to the prior year primarily as a result of growth in annuity deposits received. The additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $1.1 million decrease to premiums for the six months ended June 30, 2007. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 821 at June 30, 2007, reflecting a decrease of 1.7% compared to 835 agents at June 30, 2006 and a decrease of 3.2% compared to 848 agents at December 31, 2006. For the first six months of 2007, new hires decreased somewhat and terminations increased slightly compared to the same period in 2006. Of the current period-end total, 244 agents were in their first 24 months with the Company, equal to June 30, 2006. The number of experienced agents in the agent force, 577, decreased 2.4% compared to 12 months earlier. At the time of this Quarterly Report on Form 10-Q, management anticipates modest growth in the agency force over the remainder of 2007 with a further increase in total points of distribution coming from the growing number of licensed product specialists supporting agents who adopt the new Agency Business Model.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed product specialists, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through June 30, 2007, 104 agents and all of the field managers completed this training. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New automobile sales units increased 6.7% compared to a year earlier. New property sales units increased 4.8% compared to the first six months of 2006. Annuity new business declined 11.4% compared to the first six months of 2006, primarily reflecting a lower level of rollover deposits and sales of fixed indexed partner products. In 2006, annuity sales benefited from increased opportunities for rollover deposits in six states that had initiated programs allowing educators to privatize a portion of their retirement funds. Life new business was comparable to the prior year. For the first six months of 2007, total new business sales decreased 6.5% compared to a year earlier. In total, career agent sales for the first half of 2007 decreased 10.4% compared to the same period in 2006, reflecting the lower number of agents in the current period as well as a decrease in average overall productivity per agent, driven by the level of annuity sales. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written increased 0.4%, or $1.1 million, in the first six months of 2007, including the $1.1 million reduction due to the higher cost of catastrophe reinsurance in 2007. The automobile average written premium per policy decreased while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. At June 30, 2007, there were 536,000 voluntary automobile and 265,000 homeowners policies in force, for a total of 801,000 policies, compared to a total of 799,000 policies at December 31, 2006 and 795,000 at June 30, 2006.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 86% at June 30, 2007, equal to June 30, 2006. For the first six months of 2007, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2006.

Voluntary automobile premium written decreased 1.6% ($2.9 million) compared to the first six months of 2006. Average written premium per policy and average earned premium per policy both decreased 3% compared to a year ago. Automobile policies in force at June 30, 2007 increased by 3,000 compared to December 31, 2006 and 7,000 compared to June 30, 2006, with the growth reflecting an increase in educator policies in each of the preceding nine quarters.

Homeowners premium written increased 5.4% ($4.0 million) compared to the first half of 2006 including the higher amount of catastrophe reinsurance premiums described above. Homeowners average written premium per policy increased 6% compared to a year earlier, while average earned premium per policy increased 3%. Homeowners policies in force at June 30, 2007 decreased by 1,000 compared to both December 31, 2006 and June 30, 2006, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and development of third-party vendor marketing alliances.

The primary component of involuntary and other property and casualty premiums, which represented less than 2% of total property and casualty premiums for full year 2006, is educator excess professional liability insurance purchased by the National Education Association (“NEA”) for all of its members. The NEA’s contract to purchase this insurance from the Company will expire on August 31, 2007. At the time of this Quarterly Report on Form 10-Q, management anticipates that the NEA will not renew this contract.

Annuity deposits received for the six months ended June 30, 2007 increased 5.6% compared to the same period in 2006. In the first six months of 2007, scheduled annuity deposits increased 14.1% while single premium and rollover deposits decreased 6.8%. New deposits to fixed accounts increased 6.6%, or $5.9 million, compared to prior year and new deposits to variable accounts increased 4.4%, or $3.2 million.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 854 authorized agents at June 30, 2007. During the first six months of 2007, this channel generated $19.3 million in annualized new annuity sales for the Company compared to $15.1 million for the first six months of 2006.

Total annuity accumulated cash value of $3.7 billion at June 30, 2007 increased 9.8% compared to a year earlier, reflecting the increase from new deposits received, continued favorable retention and improved financial market performance over the 12 months. At June 30, 2007, the number of annuity contracts outstanding of 165,000 was equal to December 31, 2006 and increased 1.2%, or 2,000 contracts, compared to June 30, 2006.

Variable annuity accumulated balances were 16.7% higher at June 30, 2007 than at June 30, 2006 and annuity segment contract charges earned increased 13.5%, or $1.3 million, compared to the first six months of 2006.

Life segment premiums and contract deposits declined 1.2%, or $0.6 million, compared to the first six months of 2006. The ordinary life insurance in force lapse ratio was 5.9% for the 12 months ended June 30, 2007 compared to 6.1% for the twelve months ended June 30, 2006.

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

Net Investment Income

Pretax investment income of $110.3 million for the six months ended June 30, 2007 increased 8.5%, or $8.6 million, (8.1%, or $5.6 million, after tax) compared to prior year. The increase reflects growth in the size of the investment portfolio and a modest increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 5.2% over the past 12 months. The average pretax yield on the investment portfolio was 5.48% (3.72% after tax) for the first six months of 2007, compared to a pretax yield of 5.31% (3.62% after tax) a year earlier.

Net Realized Investment Gains

Net realized investment gains (pretax) were $2.6 million for the first six months of 2007 compared to net realized investment gains of $4.5 million in the prior year. In the second quarter of 2007, the Company recorded impairment charges of $2.3 million from the home builder sector of its fixed income security portfolio, and these securities were subsequently sold in July 2007. There were no impairment charges recorded in the first half of 2006. Net realized investment gains in the first six months of 2007 included $2.9 million from sales of securities for which impairment charges were recorded in 2002, while net realized investment gains in the first six months of 2006 included $0.3 million from sales of securities for which impairment charges were recorded in 2005. Net realized investment gains in the first six months of 2007 also included $0.2 million of litigation proceeds on previously impaired WorldCom, Inc. debt securities. The net gains in both years were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of June 30, 2007 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Banking and Finance	38	$358.4	$361.6	$(3.2)
Energy	48	249.7	253.0	(3.3)
Utilities	24	175.4	177.7	(2.3)
Telecommunications	25	169.7	170.0	(0.3)
Health Care	28	148.0	152.6	(4.6)
Insurance	14	85.5	84.9	0.6
Automobiles	15	67.4	68.8	(1.4)
Transportation	11	66.5	68.5	(2.0)
Metal and Mining	11	65.6	67.3	(1.7)
Broadcasting and Media	15	55.9	55.9	*
All Other Corporates (1)	142	465.0	471.2	(6.2)

Total corporate bonds	371	1,907.1	1,931.5	(24.4)
Mortgage-backed securities
U.S. government and federally sponsored agencies	425	887.6	912.8	(25.2)
Other	32	151.1	153.9	(2.8)
Municipal bonds	171	547.5	552.5	(5.0)
Government bonds
U.S.	8	212.9	214.6	(1.7)
Foreign	10	24.7	23.8	0.9
Collateralized debt obligations (2)	5	22.4	22.9	(0.5)
Asset-backed securities	15	67.3	67.4	(0.1)

Total fixed maturity securities	1,037	$3,820.6	$3,879.4	$(58.8)

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Food and beverage, defense, real estate, cable, technology and manufacturing represented $286.0 million of fair value at June 30, 2007, with the remaining 12 classifications each representing less than $34 million.
(2)	All of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at June 30, 2007.

At June 30, 2007, the Company’s diversified fixed maturity portfolio consisted of 1,260 investment positions, issued by 1,037 entities, and totaled approximately $3.8 billion in fair value. The portfolio was 94.5% investment grade, based on fair value, with an average quality rating of AA-. At June 30, 2007, the Company had limited exposure to subprime and “Alt-A” mortgage loans comprised primarily of 2 securities with a total fair value of approximately $10 million, both with quality ratings of “AAA”. At June 30, 2007, the total portfolio had $89.0 million pretax of gross unrealized losses related to 798 positions. The following table provides information regarding fixed maturity securities that had an unrealized loss at June 30, 2007, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of June 30, 2007

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	251	$1,221.0	$1,244.3	$(23.3)
7 through 12 months	33	136.1	141.1	(5.0)
13 through 24 months	186	908.5	943.7	(35.2)
25 through 36 months	68	296.9	308.0	(11.1)
37 through 48 months	36	177.7	185.8	(8.1)
Greater than 48 months	4	23.2	25.1	(1.9)

Total	578	$2,763.4	$2,848.0	$(84.6)

Non-investment grade
6 Months or less	140	$101.1	$103.4	$(2.3)
7 through 12 months	8	3.3	3.5	(0.2)
13 through 24 months	40	23.5	24.8	(1.3)
25 through 36 months	22	10.8	11.3	(0.5)
37 through 48 months	2	0.7	0.7	*
Greater than 48 months	—	—	—	—

Total	212	$139.4	$143.7	$(4.3)

Not rated
6 Months or less	4	$1.3	$1.4	$(0.1)
Greater than 48 months	4	1.5	1.5	*

Total	8	$2.8	$2.9	$(0.1)

Grand total	798	$2,905.6	$2,994.6	$(89.0)

*	Less than $0.1 million.

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.5 million. No fixed maturity securities were trading below 80% of book value at June 30, 2007. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2007 — which was largely driven by the interest rate environment — as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at June 30, 2007. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Change From Prior Year
	2007	2006	Percent	Amount
Property and casualty	$172.9	$167.7	3.1%	$5.2
Annuity	0.6	0.1		0.5
Life	24.9	22.9	8.7%	2.0

Total	$198.4	$190.7	4.0%	$7.7

Property and casualty catastrophe losses, included above (1)	$7.4	$11.4	-35.1%	$(4.0)

(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended June 30,
	2007	2006
Incurred claims and claim expenses:
Claims occurring in the current year	$184.0	$179.8
Decrease in estimated reserves for claims occurring in prior years (1):
Policies written by the Company (2)	(11.1)	(12.1)
Business assumed from state reinsurance facilities	—	—

Total (2)	(11.1)	(12.1)

Total claims and claim expenses incurred	$172.9	$167.7

Property and casualty loss ratio:
Total	65.0%	62.8%
Effect of catastrophe costs, included above (2)	2.7%	4.4%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(2)	The six months ended June 30, 2006 included development of prior years’ reserves for catastrophe losses in captions related to catastrophe losses/costs as well as captions related to prior years’ reserve development as follows: total property and casualty, unfavorable development of $1.4 million; voluntary automobile, favorable development of $1.5 million; and total property, unfavorable development of $2.9 million.

For the six months ended June 30, 2007, the Company’s benefits, claims and settlement expenses increased compared to the prior year, including a decrease in catastrophe losses and a decrease in estimated reserves for property and casualty claims occurring in prior years, more than offset by an increase in auto and property claim frequencies for the current accident period, consistent with industry experience. The current period favorable development of prior years’ reserves was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and 2005, being below the level anticipated in the December 31, 2006 loss reserve estimate for both the voluntary automobile and homeowners lines of business, which was driven primarily by emerging claim trends related to severity. Catastrophe losses in the first half of 2006 included $1.4 million of adverse development of prior years’ catastrophe loss reserves, primarily due to increases in ultimate net settlement cost related to two third quarter 2005 events: a severe hail storm in Minnesota and Hurricane Katrina.

For the six months ended June 30, 2007, the voluntary automobile loss ratio of 69.3% increased by 7.5 percentage points compared to the same period a year earlier, including a 4.1 percentage point increase due to the lower level of favorable development of prior years’ non-catastrophe reserves in the current period and a 0.8 percentage point increase compared to the favorable prior years’ catastrophe reserve development recorded in 2006. The homeowners loss ratio of 52.2% for the six months ended June 30, 2007 decreased 10.8 percentage points compared to a year earlier, primarily reflecting the higher level of favorable development of prior years’ reserves recorded in the current period as well as the lower level of catastrophe costs. Catastrophe costs represented 8.6 percentage points of the homeowners loss ratio for the current period compared to 14.9 percentage points for the prior year — including adverse development of prior years’ catastrophe reserves in 2006 — a decrease of 6.3 percentage points. The $1.1 million increase in ceded premium in 2007 related to the Company’s catastrophe reinsurance program added approximately 0.8 percentage points to the current period homeowners loss ratio.

For the annuity segment, benefits increased by a minimal amount in the first half of 2007 compared to prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.8 million at June 30, 2007, compared to $0.7 million at December 31, 2006 and $0.6 million at June 30, 2006.

For the life segment, benefits were higher in the current period, reflecting increased mortality costs compared to prior year.

Interest Credited to Policyholders

	Six Months Ended June 30,		Change From Prior Year
	2007	2006	Percent	Amount
Annuity	$44.3	$42.3	4.7%	$2.0
Life	18.5	17.8	3.9%	0.7

Total	$62.8	$60.1	4.5%	$2.7

Compared to prior year, the current period increase in annuity segment interest credited reflected a 5.7% increase in average accumulated fixed deposits, partially offset by a 3 basis point decline in the average annual interest rate credited to 4.35%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the six months ended June 30, 2007 and 2006 were 139 basis points and 123 basis points, respectively.

As of June 30, 2007, fixed annuity account values totaled $2.1 billion, including $1.9 billion of deferred annuities. Approximately 17% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 72% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 16 basis points compared to the first six months of 2006, due to improvements in the Company’s investment portfolio yield and continued slight decreases in interest crediting rates.

Operating Expenses

For the first six months of 2007, operating expenses increased 1.1%, or $0.7 million, compared to the prior year. The property and casualty expense ratio of 24.3% for the six months ended June 30, 2007 increased 0.3 percentage points compared to the first half of 2006, including the effect on this ratio of a reduced level of premiums earned, and was equal to the full year 2006 expense ratio of 24.3%.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which requires companies to recognize compensation cost for share-based compensation plans, determined based on the fair value at the grant dates. The Company recognized $0.5 million and $0.3 million in expense for the six months ended June 30, 2007 and 2006, respectively, as a result of the vesting of stock options during the respective periods.

The Company offers long-term care insurance, variable and fixed interest rate universal life policies (“Life Partner Products”), and fixed indexed annuities and single premium immediate annuities (“Annuity Partner Products”), with three third-party vendors underwriting and bearing the risk of such insurance, and the Company receiving a commission on the sale of that business. The volume of Life Partner Product sales by the Company’s agents in the current period increased 7%, or $0.2 million, compared to the first six months of 2006. Sales of Annuity Partner products were $5.9 million in the first half of 2007 compared to $10.6 million in the prior year. The amount of Life Partner Product and Annuity Partner Product commissions received by the Company in the first six months of 2007, in excess of costs for agent commissions and commission-related expenses, was approximately $1.1 million, compared to approximately $1.2 million for the same period in 2006.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the six months ended June 30, 2007, the combined amortization of policy acquisition expenses and intangible assets was $40.1 million compared to $39.5 million recorded for the same period in the prior year.

Amortized policy acquisition expenses were $37.3 million for the first six months of 2007 compared to $36.6 million for the same period in 2006. The June 30, 2007 valuation of annuity deferred policy acquisition costs resulted in no change in amortization compared to a $0.2 million increase in amortization resulting from a similar valuation at June 30, 2006. For the life segment, the June 30, 2007 valuation of deferred policy acquisition costs resulted in a $0.1 million decrease in amortization compared to a $0.2 million decrease from the 2006 valuation.

Amortization of intangible assets of $2.8 million for the six months ended June 30, 2007 was $0.1 million less than the amortization for the same period a year earlier. The June 30, 2007 valuation of Annuity VIF resulted in a $0.1 million increase in amortization, equal to the increase at June 30, 2006.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains, was 29.6% for the six months ended June 30, 2007 compared to 29.8% for the six months ended June 30, 2006. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.2 percentage points and 6.4 percentage points for the six months ended June 30, 2007 and 2006, respectively.

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

At June 30, 2007, the Company had income tax returns for the 2002 through 2006 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $4.7 million of uncertain tax position liabilities related to those open tax years.

Net Income

For the six months ended June 30, 2007, the Company’s net income decreased $4.3 million compared to the prior year, including a $1.2 million reduction in after tax realized investment gains. Consistent with management’s expectations and industry experience, the increase in property and casualty average loss costs per policy exceeded the increase in average premium per policy for the current accident period which adversely impacted the combined ratio and net income. Compared to the first six months of 2006, results in the first half of 2007 were also negatively impacted by a lower level of favorable development of prior years’ property and casualty non-catastrophe reserves as well as the increased cost of the Company’s catastrophe reinsurance program. Net income in the first half of 2007 benefited from a decrease in catastrophe costs compared to the prior year. The property and casualty combined ratio was 89.3% for the first six months of 2007 compared to 86.8% for 2006. Annuity segment net income increased compared to the first half of 2006. In addition to increases in the interest margin and contract charges earned, there was a positive effect from valuations of deferred policy acquisition costs and value of acquired insurance in force in the current period. Life segment net income was comparable to a year earlier, as growth in investment income offset higher mortality costs.

Net income by segment and net income per share were as follows:

	Six Months Ended June 30,		Change From Prior Year
	2007	2006	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$34.7	$38.8	-10.6%	$(4.1)
Annuity	8.5	6.5	30.8%	2.0
Life	7.2	7.0	2.9%	0.2
Corporate and other (1)	(4.0)	(1.6)		(2.4)

Net income	$46.4	$50.7	-8.5%	$(4.3)

Effect of catastrophe costs, after tax, included above	$(4.8)	$(7.8)		$3.0

Diluted:
Net income per share	$1.04	$1.11	-6.3%	$(0.07)

Weighted average number of shares and equivalent shares (in millions)	45.1	46.5	-3.0%	(1.4)
Property and casualty combined ratio:
Total	89.3%	86.8%		2.5%
Effect of catastrophe costs, included above	2.7%	4.5%		-1.8%

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the six months ended June 30, 2007, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period decline in net income compared to the first half of 2006 was due primarily to a lower amount of net realized investment gains and an increase in debt interest expense.

Return on shareholders’ equity based on net income was 15% and 12% for the trailing 12 months ended June 30, 2007 and 2006, respectively.

At the time of this Quarterly Report on Form 10-Q, based on results for the first half of 2007, management estimates that 2007 full year net income before realized investment gains and losses will be within a range of $1.80 to $1.95 per share. Compared to 2006 earnings, this projection anticipates a modest increase in the property and casualty combined ratio — to between 90% and 92% — partially offset by a double-digit increase in annuity profit margins. Included in the earnings estimate are additional costs, compared to 2006, totaling approximately $0.15 per share associated with the Company’s 2007 catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and an increased level of investment in strategic growth initiatives, including the Agency Business Model. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2007, net cash provided by operating activities increased modestly compared to the same period in 2006.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Historical payments for the share repurchase program also had this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2007 without prior approval are approximately $106 million, of which $18 million was paid during the six months ended June 30, 2007. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

For the six months ended June 30, 2007, receipts from annuity contracts increased $9.1 million, or 5.6%, compared to the prior year. Annuity contract benefits and withdrawals increased $25.0 million, or 35.2%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 91.2% and 92.4%, respectively, for the 12 month period ended June 30, 2007. Net transfers to variable annuity accumulated cash values increased $6.3 million, or 9.4%, compared to the prior year.

On May 14, 2007, pursuant to provisions of the indenture, the Company redeemed all of its outstanding 1.425% Senior Convertible Notes (“Senior Convertible Notes”), $68.6 million aggregate principal amount, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016. The aggregate cost of the redemption was $32.6 million. Detailed information regarding the Senior Convertible Notes is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations

The annual disclosure of the Company’s contractual obligations was provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. With the exception of the Company’s long-term debt obligations, the Company’s contractual obligations at June 30, 2007 were not materially different than those at December 31, 2006. Discussion of the recent changes in the Company’s long-term debt obligations is included in “Capital Resources”. The table below identifies the future payments due on debt obligations that were outstanding as of June 30, 2007.

	Payments Due By Period As of June 30, 2007
	Total	Less Than 1 Year (2007)(1)	1 - 3 Years (2008 and 2009)	3 – 5 Years (2010 and 2011)	More Than 5 Years (2012 and beyond)
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	$111.3	$2.2	$9.1	$9.1	$90.9
Senior Notes Due April 15, 2016	202.0	4.3	17.1	17.1	163.5

Total	$313.3	$6.5	$26.2	$26.2	$254.4

(1)	July 1, 2007 through December 31, 2007.
(2)	Includes principal and interest.

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

The total capital of the Company was $852.0 million at June 30, 2007, including $199.5 million of long-term debt and no short-term debt outstanding. Total debt represented 22.5% of total capital excluding unrealized investment gains and losses (23.4% including unrealized investment gains and losses) at June 30, 2007, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $652.5 million at June 30, 2007, including a net unrealized loss in the Company’s investment portfolio of $34.7 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $919.2 million and $21.24, respectively, at June 30, 2007. Book value per share was $15.08 at June 30, 2007 ($15.88 excluding investment fair value adjustments).

As of June 30, 2007, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of June 30, 2007, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2007, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at June 30, 2007.

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

Total shareholder dividends were $9.2 million for the six months ended June 30, 2007. In March and May 2007, the Board of Directors announced regular quarterly dividends of $0.105 per share.

For the Company’s property and casualty subsidiaries, effective January 1, 2007, the Company purchased both catastrophe excess of loss and catastrophe aggregate reinsurance coverage. The excess of loss coverage consists of two contracts in addition to the Florida Hurricane Catastrophe Fund (“FHCF”) described below. The primary contract (“first event”) provides 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $130.0 million per occurrence. This contract consists of three layers, each of which provide for one mandatory reinstatement. The layers are $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, and $40.0 million excess of $90.0 million. The other excess of loss contract (“second and third events”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $10.0 million of losses above $15.0 million per occurrence. This contract also provides for one mandatory reinstatement. Coverage for any event under this contract is conditional on the size of the industry loss associated with that event being less than $20.1 billion. The Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsures 90% of hurricane losses in that state above an estimated retention of $14.7 million up to $87.2 million with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2007. The Company’s FHCF coverage reflects the acquisition, in the current period, of additional coverage made available to the industry by the FHCF for the 2007-2008 contract period which resulted in changes to attachment points under the Company’s primary reinsurance contract. The increased coverage made available to the industry in 2007 by the FHCF could increase the likelihood of future assessments in periods following significant hurricane losses. The catastrophe aggregate contract provides 95% coverage of the Company’s 2007 catastrophe losses, capped at $10.0 million per occurrence, above an annual retention of $21.0 million, up to an annual limit of $40.0 million. Additional information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Assigned ratings as of July 31, 2007, which were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, were as follows:

	Insurance Financial Strength Ratings (1) (Outlook)	Debt Ratings (Outlook)
As of July 31, 2007
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

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of June 30, 2007. The Company’s obligations have not changed as a result of these developments.

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

Other Matters

Section 403(b) Regulations

On July 26, 2007, final new Internal Revenue Service (“IRS”) Section 403(b) regulations were published in the Federal Register. The new regulations largely parallel those proposed in November 2004 and disclosed in “Business — Regulation — Regulation at Federal Level” in the Company’s Annual Reports on Form 10-K for the years ended December 31, 2006, 2005 and 2004. The effective date of the new regulations is generally January 1, 2009 with limited exceptions. Beginning with that date, contributions to Section 403(b) tax-qualified arrangements, including annuities, will need to be made pursuant to a written plan which includes all of the terms and conditions for eligibility, limitations and benefits under the plan, and which may incorporate other documents by reference including annuity contracts issued by approved product providers. Other highlights of the new regulations include modified distribution and transfer rules and the incorporation of numerous positions previously taken by the IRS since last issuing formal comprehensive Section 403(b) regulations in 1964. The lead time to the effective date, combined with preparations made by the Company since the new regulations were first proposed, should permit ample time to assist the key school districts where Horace Mann has Section 403(b) payroll slots with the development of their written plans and to implement the new products and services required to enable the Company to continue to effectively serve this market.

Other

Ariel Capital Management, LLC, HMEC’s largest shareholder with 17.2% of the common shares outstanding per their SEC filing on Form 13G as of March 31, 2007, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2007 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 23, 2007. The results of the matters submitted to a vote of security holders are shown in the table below.

	Votes For	Votes Against	Abstentions
Votes representing 40,736,302 shares of Common Stock were represented and cast regarding Proposal 1.

Election of the following nominees to hold the office of Director until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified:
Mary H. Futrell	39,812,152	924,150	—
Stephen J. Hasenmiller	39,818,758	917,544	—
Louis G. Lower II	39,792,180	944,122	—
Joseph J. Melone	39,811,944	924,358	—
Jeffrey L. Morby	39,148,612	1,587,690	—
Charles A. Parker	39,789,495	946,807	—
Roger J. Steinbecker	39,760,138	976,164	—

Votes representing 40,736,301 shares of Common Stock were represented and cast regarding Proposal 2.

Ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s auditors for the year ended December 31, 2007	39,392,572	1,279,713	64,016

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2007 which has not been filed with the SEC.

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

(99.1)Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION (Registrant)

Date August 8, 2007	/s/ Louis G. Lower II
Louis G. Lower II President and Chief Executive Officer

Date August 8, 2007	/s/ Peter H. Heckman
Peter H. Heckman Executive Vice President and Chief Financial Officer

Date August 8, 2007	/s/ Bret A. Conklin
Bret A. Conklin Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2007

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007. Management contracts and compensatory plans are indicated by an asterisk (*).

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