Form 10-Q
period 2007-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2007-11-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 43,342,534 shares of Common Stock, par value $0.001 per share, were outstanding, net of 17,503,371 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2007, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 8, 2007

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2007, $3,797,028; 2006, $3,511,034)	$3,763,926	$3,530,658
Fixed maturity securities on loan (amortized cost 2007, $72,960; 2006, $291,144)	72,222	289,524

Total fixed maturities	3,836,148	3,820,182
Short-term and other investments	254,571	182,312
Short-term investments, loaned securities collateral	77,583	299,722

Total investments	4,168,302	4,302,216
Cash	8,293	13,438
Accrued investment income and premiums receivable	105,006	107,590
Deferred policy acquisition costs	263,778	249,377
Goodwill	47,396	47,396
Value of acquired insurance in force	6,768	10,523
Other assets	85,431	104,533
Separate Account (variable annuity) assets	1,610,342	1,494,614

Total assets	$6,295,316	$6,329,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,000,535	$1,944,675
Interest-sensitive life contract liabilities	658,199	641,252
Unpaid claims and claim expenses	324,851	326,661
Future policy benefits	187,794	185,747
Unearned premiums	206,369	203,017

Total policy liabilities	3,377,748	3,301,352
Other policyholder funds	140,208	142,832
Liability for securities lending agreements	77,642	298,494
Other liabilities	208,993	203,332
Short-term debt	—	—
Long-term debt	199,468	231,982
Separate Account (variable annuity) liabilities	1,610,342	1,494,614

Total liabilities	5,614,401	5,672,606

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2007, 60,798,330; 2006, 60,594,626	61	61
Additional paid-in capital	352,397	347,873
Retained earnings	685,084	634,110
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(20,594)	11,070
Net funded status of pension and other postretirement benefit obligations	(3,456)	(3,456)
Treasury stock, at cost, 17,503,371 shares	(332,577)	(332,577)

Total shareholders’ equity	680,915	657,081

Total liabilities and shareholders’ equity	$6,295,316	$6,329,687

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Insurance premiums and contract charges earned	$163,329	$162,759	$487,996	$487,314
Net investment income	56,054	53,152	166,330	154,804
Net realized investment gains (losses)	(461)	794	2,105	5,282

Total revenues	218,922	216,705	656,431	647,400

Benefits, losses and expenses
Benefits, claims and settlement expenses	108,608	102,177	306,959	292,925
Interest credited	32,135	30,964	94,979	91,087
Policy acquisition expenses amortized	18,418	18,094	55,683	54,719
Operating expenses	29,030	32,954	92,215	95,273
Amortization of intangible assets	1,267	1,287	4,030	4,195
Interest expense	3,401	3,672	10,632	9,448

Total benefits, losses and expenses	192,859	189,148	564,498	547,647

Income before income taxes	26,063	27,557	91,933	99,753
Income tax expense	7,741	8,250	27,177	29,700

Net income	$18,322	$19,307	$64,756	$70,053

Net income per share
Basic	$0.42	$0.45	$1.50	$1.63

Diluted	$0.41	$0.43	$1.45	$1.55

Weighted average number of shares and equivalent shares (in thousands)
Basic	43,288	43,006	43,210	42,997
Diluted	44,268	45,002	44,840	46,023
Comprehensive income
Net income	$18,322	$19,307	$64,756	$70,053
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	14,077	62,650	(31,664)	(21,408)
Change in net funded status of pension and other postretirement benefit obligations	—	—	—	—

Other comprehensive income (loss)	14,077	62,650	(31,664)	(21,408)

Total	$32,399	$81,957	$33,092	$48,645

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2007	2006
Common stock
Beginning balance	$61	$60
Options exercised, 2007, 183,227 shares; 2006, 54,050 shares	—	1
Conversion of Director Stock Plan units, 2007, 18,362 shares; 2006, 761 shares	—	—
Conversion of restricted stock units, 2007, 2,115 shares; 2006, 0 shares	—	—

Ending balance	61	61

Additional paid-in capital
Beginning balance	347,873	345,251
Options exercised and conversion of Director Stock Plan units and restricted stock units	3,815	885
Share-based compensation expense	709	—

Ending balance	352,397	346,136

Retained earnings
Beginning balance	634,110	553,712
Net income	64,756	70,053
Cash dividends, $0.315 per share	(13,782)	(13,736)

Ending balance	685,084	610,029

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	7,614	14,145
Change in net unrealized gains and losses on fixed maturities and equity securities	(31,664)	(21,408)
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	(24,050)	(7,263)

Treasury stock, at cost
Beginning and ending balance, 2007 and 2006, 17,503,371 shares	(332,577)	(332,577)

Shareholders’ equity at end of period	$680,915	$616,386

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows - operating activities
Premiums collected	$501,120	$497,323
Policyholder benefits paid	(329,141)	(320,315)
Policy acquisition and other operating expenses paid	(157,478)	(162,237)
Federal income taxes paid	(11,260)	(12,633)
Investment income collected	164,410	155,657
Interest expense paid	(7,157)	(4,210)
Contribution to defined benefit pension plan trust fund	—	(6,450)
Other	3,745	4,921

Net cash provided by operating activities	164,239	152,056

Cash flows - investing activities
Fixed maturities
Purchases	(891,894)	(735,128)
Sales	436,453	395,115
Maturities	397,298	202,109
Net cash used in short-term and other investments	(73,464)	(59,525)

Net cash used in investing activities	(131,607)	(197,429)

Cash flows - financing activities
Dividends paid to shareholders	(13,782)	(13,736)
Exercise of stock options	3,427	866
Proceeds from issuance of Senior Notes due 2016	—	123,485
Repurchase of Senior Convertible Notes	(32,563)	(82,846)
Annuity contracts, variable and fixed
Deposits	258,292	241,122
Benefits and withdrawals	(147,997)	(110,456)
Net transfer to Separate Account (variable annuity) assets	(107,563)	(87,731)
Life policy accounts
Deposits	850	1,154
Withdrawals and surrenders	(4,878)	(5,316)
Change in bank overdrafts	6,437	(21,169)

Net cash (used in) provided by financing activities	(37,777)	45,373

Net decrease in cash	(5,145)	—
Cash at beginning of period	13,438	—

Cash at end of period	$8,293	$—

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007 and 2006

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2007, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2007 and 2006, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

SOP 05-1 provides guidance on accounting for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the nine months ended September 30, 2007, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $169 of additional DAC amortization for the period.

Note 2 - Debt

Indebtedness outstanding was as follows:

	September 30, 2007	December 31, 2006
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
1.425% Senior Convertible Notes, due May 14, 2032. Aggregate principal amount of $68,553 less unaccrued discount of $35,990 (3.0% imputed rate)	—	32,563
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $205 and $226 (6.1% imputed rate)	74,795	74,774
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $327 and $355 (6.9% imputed rate)	124,673	124,645

Total	$199,468	$231,982

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

	Percent of Fair Value		September 30, 2007
Rating of Fixed Maturity Securities (1)	September 30, 2007	December 31, 2006	Fair Value (2)	Amortized Cost
AAA	45.2%	44.9%	$1,734,781	$1,746,055
AA	11.3	8.5	434,314	441,916
A	17.9	19.6	686,612	698,882
BBB	20.2	21.5	775,391	775,137
BB	1.8	1.4	71,511	71,797
B	3.4	3.9	130,195	132,283
CCC or lower	0.1	0.1	1,951	2,007
Not rated (3)	0.1	0.1	1,393	1,911

Total	100.0%	100.0%	$3,836,148	$3,869,988

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling.
(3)	This category includes $691 (fair value) of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 95.1% of these private placement securities as investment grade. The remaining $702 (fair value) of securities in this category were obtained in partial settlement of a default that occurred in 2002 and are not rated by S&P, Moody’s or the NAIC.

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

	Percent of Fair Value		September 30, 2007
	September 30, 2007	December 31, 2006	Fair Value	Amortized Cost
Due in 1 year or less	7.1%	8.2%	$270,872	$273,261
Due after 1 year through 5 years	28.8	28.0	1,104,180	1,113,920
Due after 5 years through 10 years	34.4	36.1	1,321,058	1,332,712
Due after 10 years through 20 years	9.4	9.2	362,677	365,877
Due after 20 years	20.3	18.5	777,361	784,218

Total	100.0%	100.0%	$3,836,148	$3,869,988

The average option adjusted duration for the Company’s fixed maturity securities was 5.6 years at September 30, 2007 and 5.4 years at December 31, 2006.

In the three months ended September 30, 2007, the Company recorded impairment charges of $285 from the paper sector of its fixed maturity securities portfolio, and a portion of these securities were subsequently sold in October 2007. In the three months ended June 30, 2007, the Company recorded impairment charges of $2,319 from the home builder sector of its fixed maturity securities portfolio, and these securities were subsequently sold in July 2007. There were no other impairment charges recorded in 2007. At September 30, 2007 and December 31, 2006, the fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position were as follows:

	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2007
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$263,522	$2,407	$453,194	$13,868	$716,716	$16,275
Other	71,008	60	70,081	514	141,089	574
Municipal bonds	155,026	1,903	80,107	1,526	235,133	3,429
Foreign government bonds	—	—	7,126	194	7,126	194
Corporate bonds	537,964	17,809	693,186	23,588	1,231,150	41,397
Other mortgage-backed securities	95,848	9,084	70,294	979	166,142	10,063

Totals	$1,123,368	$31,263	$1,373,988	$40,669	$2,497,356	$71,932

As of December 31, 2006
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$40,617	$281	$508,887	$12,208	$549,504	$12,489
Other	76,575	41	139,848	1,884	216,423	1,925
Municipal bonds	41,612	174	102,341	1,709	143,953	1,883
Foreign government bonds	—	—	9,025	206	9,025	206
Corporate bonds	330,826	4,696	697,987	20,732	1,028,813	25,428
Other mortgage-backed securities	28,134	93	100,443	1,759	128,577	1,852

Totals	$517,764	$5,285	$1,558,531	$38,498	$2,076,295	$43,783

Note 3 - Investments-(Continued)

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of September 30, 2007 and December 31, 2006, fixed maturities with a fair value of $72,222 and $289,524, respectively, were on loan, and as of September 30, 2007 short-term investments of $2,993 were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities and Short-term Investments, as appropriate, in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 4 - Share Repurchase Program and Treasury Shares Held (Common Stock)

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, $96,343 remained authorized for future repurchases of Horace Mann Educators Corporation’s Common Stock, par value $0.001, under the May 1999 authorization by the Company’s Board of Directors (the “Board”). The Company’s last repurchase of its common shares was in July 2000. On September 12, 2007, the Board authorized a new share repurchase program allowing repurchases up to $50,000 and ended the May 1999 authorization. The new share repurchase program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. As of September 30, 2007, no shares were repurchased under the new program.

At September 30, 2007, the Company held 17,503,371 shares in treasury.

Note 5 - Income Taxes

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

As of January 1, 2007, the Company had $3,914 of unrecognized tax benefits. The amount which would affect the effective tax rate is $3,897 and differs from the gross unrecognized tax benefit liability due to the impact of federal and state benefits.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months. Tax years 2002 through 2006 remain subject to examination by all major taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2002, 2004 and 2005.

Note 5 - Income Taxes-(Continued)

The Company classifies all income tax-related interest and penalties as income tax expense. As of January 1, 2007, the Company had accrued $569 in liabilities for tax-related interest and penalties on its Consolidated Balance Sheet.

Note 6 - Pension Plans and Other Postretirement Benefits

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2007 and 2006.

	Defined Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic pension expense:
Service cost	$—	$—	$—	$—
Interest cost	164	436	883	1,594
Expected return on plan assets	(171)	(414)	(922)	(1,512)
Recognized net actuarial loss	104	265	563	967
Settlement loss	77	288	415	1,050

Net periodic pension expense	$174	$575	$939	$2,099

	Supplemental Defined Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic pension expense:
Service cost	$(11)	$(7)	$(34)	$(21)
Interest cost	244	227	733	683
Expected return on plan assets	—	—	—	—
Recognized net actuarial loss	226	154	680	460
Settlement loss	—	—	—	—

Net periodic pension expense	$459	$374	$1,379	$1,122

Note 6 - Pension Plans and Other Postretirement Benefits-(Continued)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company expects to contribute $1,140 to the supplemental defined benefit plans in 2007, of which $842 was contributed during the nine months ended September 30, 2007. At the time of the Company’s Annual Report on Form 10-K, the Company anticipated contributing $250 to the defined benefit plan and has subsequently determined that no contribution will be made in 2007.

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

The following table summarizes the components of the net periodic benefit cost (gain) for postretirement benefits other than pension for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Components of net periodic cost (gain):
Service cost	$12	$11	$37	$25
Interest cost	359	353	1,076	645
Amortization of prior service cost	(1,163)	(1,244)	(3,489)	(1,362)
Recognized net actuarial gain	(328)	(524)	(984)	(446)

Net periodic benefit gain	$(1,120)	$(1,404)	$(3,360)	$(1,138)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company expects to contribute $1,637 to the postretirement benefit plans other than pensions in 2007, of which $996 was contributed during the nine months ended September 30, 2007.

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

Three months ended September 30, 2007	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$262,974	$9,768	$1,216	$254,422
Premiums and contract charges earned	171,576	9,626	1,379	163,329
Benefits, claims and settlement expenses	109,540	1,958	1,026	108,608

Three months ended September 30, 2006
Premiums written and contract deposits	$259,691	$9,428	$1,975	$252,238
Premiums and contract charges earned	170,412	9,439	1,786	162,759
Benefits, claims and settlement expenses	105,762	4,235	650	102,177

Nine months ended September 30, 2007
Premiums written and contract deposits	$760,588	$28,791	$3,702	$735,499
Premiums and contract charges earned	513,407	29,673	4,262	487,996
Benefits, claims and settlement expenses	311,998	6,820	1,781	306,959

Nine months ended September 30, 2006
Premiums written and contract deposits	$747,000	$28,688	$5,558	$723,870
Premiums and contract charges earned	510,787	29,248	5,775	487,314
Benefits, claims and settlement expenses	316,968	25,977	1,934	292,925

Note 8 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as debt service, realized investment gains and losses and certain public company expenses, within the past five years such items have included debt retirement costs/gains and restructuring charges. Summarized financial information for these segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Insurance premiums and contract charges earned
Property and casualty	$133,469	$133,679	$399,240	$400,835
Annuity	5,486	4,953	16,369	14,593
Life	24,374	24,127	72,387	71,886

Total	$163,329	$162,759	$487,996	$487,314

Net investment income
Property and casualty	$9,350	$8,879	$27,806	$25,806
Annuity	32,525	30,395	96,066	89,078
Life	14,357	13,592	42,421	39,688
Corporate and other	96	565	863	1,071
Intersegment eliminations	(274)	(279)	(826)	(839)

Total	$56,054	$53,152	$166,330	$154,804

Net income (loss)
Property and casualty	$10,319	$14,453	$45,070	$53,277
Annuity	5,253	3,340	13,717	9,857
Life	5,490	3,945	12,723	10,996
Corporate and other	(2,740)	(2,431)	(6,754)	(4,077)

Total	$18,322	$19,307	$64,756	$70,053

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$932	$938	$3,017	$3,138
Life	335	349	1,013	1,057

Total	$1,267	$1,287	$4,030	$4,195

			September 30, 2007	December 31, 2006
Assets
Property and casualty			$930,710	$903,015
Annuity			4,113,517	4,094,491
Life			1,184,685	1,232,722
Corporate and other			103,182	126,166
Intersegment eliminations			(36,778)	(26,707)

Total			$6,295,316	$6,329,687

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

•

The competitive impact of the new Section 403(b) tax-qualified annuity regulations, including 1) their potential to lead plan sponsors to restrict the number of providers and 2) the possible entry into the 403(b) market of larger competitors experienced in 401(k) plans.

•

The Company’s ability to develop and expand its agency operations, including its agent force and their licensed producers and support staff, as well as the Company’s ability to maintain and secure sponsorships by local, state and national education associations.

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

For the three months ended September 30, 2007, the Company’s net income of $18.4 million decreased $1.0 million compared to the prior year, including a $0.8 million decrease in after tax realized investment gains. Third quarter 2007 property and casualty segment net income was $4.1 million less than prior year, adversely affected by increased current accident year, non-catastrophe loss costs, particularly in the homeowners line, higher catastrophe losses and a lower level of favorable prior years’ reserve development. Net income for the annuity and life segments exceeded prior year in the current quarter by $1.8 million and $1.5 million, respectively.

For the nine months ended September 30, 2007, the Company’s net income decreased $5.3 million compared to the prior year, including a $2.0 million reduction in after tax realized investment gains. Consistent with management’s expectations and industry experience, the year-to-date increase in property and casualty average loss costs per policy exceeded the increase in average premium per policy for the current accident period, which adversely impacted the combined ratio and net income. Compared to the first nine months of 2006, results in the first nine months of 2007 were also negatively impacted by a lower level of favorable development of prior years’ property and casualty non-catastrophe reserves as well as the increased cost of the Company’s catastrophe reinsurance program. Net income in the first nine months of 2007 benefited from a decrease in catastrophe costs compared to the prior year. Including all of these factors, the property and casualty combined ratio was 91.8% for the first nine months of 2007 compared to 88.3% for 2006. Annuity segment net income increased compared to the first nine months of 2006, driven by increases in the interest margin and contract charges earned. Life segment net income increased compared to a year earlier, reflecting growth in investment income and favorable mortality experience.

Premiums written and contract deposits increased 1% and 2% compared to the three and nine months ended September 30, 2006, respectively. As described in “Results of Operations — Insurance Premiums and Contract Charges”, the third quarter 2007 expiration of an educator excess professional liability policy represented an $8.6 million decrease compared to the prior year. Also, for the first nine months of 2007, the additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $1.1 million decrease to current period premiums. Property and casualty premiums written reflected a slight decrease as a result of these two unfavorable items and a decrease in average automobile premium per policy partially offset by growth in average homeowners premium per policy and growth in policies in force for both automobile and homeowners. Including the effect of recent initiatives, new automobile sales units increased 2% in the current period compared to the first nine months of 2006. This sales growth, along with continued improvements in policy retention, resulted in increases in voluntary automobile policies in force compared to both December 31, 2006 and September 30, 2006. The automobile policies in force growth was driven primarily by an increase in educator policies. Annuity contract deposits for the three and nine months ended September 30, 2007 increased 10% and 7%, respectively, each compared to a year earlier, and life segment insurance premiums and contract deposits decreased 2% and 1% compared to the three and nine months ended September 30, 2006, respectively.

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

The Company’s loss and loss adjustment expense actuarial analysis is discussed with management. As part of this discussion, the indicated point estimate of the IBNR loss reserve by line of business (coverage) is reviewed. The Company actuaries also discuss any indicated changes to the underlying assumptions used to calculate the indicated point estimate. Review of the variance between the indicated reserves from these changes in assumptions and the previously carried reserves takes place. After discussion of these analyses and all relevant risk factors, management determines whether the reserve balances require adjustment. The Company’s best estimate of loss reserves may change depending on a revision in the underlying assumptions.

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	September 30, 2007			December 31, 2006
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$78.3	$140.2	$218.5	$80.9	$140.2	$221.1
Automobile other	5.1	1.7	6.8	5.7	2.3	8.0
Homeowners	12.5	39.8	52.3	11.3	41.7	53.0
All other	4.0	33.6	37.6	3.7	32.0	35.7

Total	$99.9	$215.3	$315.2	$101.6	$216.2	$317.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At September 30, 2007, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the nine months ended September 30, 2007 by approximately $9.6 million, reflecting emerging loss severity trends more favorable than previously estimated, primarily for accident years 2006 and 2005 for both the voluntary automobile and homeowners lines of business. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At September 30, 2007, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Valuation of Investments

Market valuations for the fixed maturity securities portfolio are based on prices provided by the Company’s custodian bank and its investment managers. Both the custodian bank and the investment managers use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio was priced through pricing services or index priced as of September 30, 2007.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2007	2006	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$401.1	$396.7	1.1%	$4.4
Involuntary and other property & casualty	2.0	11.0	-81.8%	(9.0)

Total property & casualty	403.1	407.7	-1.1%	(4.6)
Annuity deposits	258.3	241.1	7.1%	17.2
Life	74.1	75.1	-1.3%	(1.0)

Total	$735.5	$723.9	1.6%	$11.6

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2007	2006	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$392.6	$393.0	-0.1%	$(0.4)
Involuntary and other property & casualty	6.6	7.8	-15.4%	(1.2)

Total property & casualty	399.2	400.8	-0.4%	(1.6)
Annuity	16.4	14.6	12.3%	1.8
Life	72.4	71.9	0.7%	0.5

Total	$488.0	$487.3	0.1%	$0.7

For the three and nine months ended September 30, 2007, the Company’s premiums written and contract deposits increased 0.8% and 1.6%, respectively, compared to the prior year, primarily reflecting growth in annuity deposits received partially offset by the decrease in other property and casualty premiums as described below. The additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $1.1 million decrease to premiums for the nine months ended September 30, 2007. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 797 at September 30, 2007, reflecting a decrease of 4.3% compared to 833 agents at September 30, 2006 and a decrease of 6.0% compared to 848 agents at December 31, 2006. For the first nine months of 2007, new hires decreased and terminations increased, each approximately 10%, compared to the same period in 2006. Of the current period-end total, 221 agents were in their first 24 months with the Company, down 9.4% compared to September 30, 2006. The number of experienced agents in the agent force, 576, decreased 2.2% compared to 12 months earlier. At the time of this Quarterly Report on Form 10-Q, management anticipates the agent count to decline somewhat over the next several quarters during the Company’s transition to its new Agency Business Model, with an increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new model.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through September 30, 2007, 118 of the agents at September 30, 2007 and all of the field managers completed this training. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

New automobile sales units increased 2.2% compared to the nine months ended September 30, 2006. New homeowners sales units increased 1.9% compared to the first nine months of 2006. Homeowners, and consequently auto, new business growth in 2007 has been moderated by underwriting restrictions in Florida. Annuity new business declined 7.8% compared to the first nine months of 2006, primarily reflecting a lower level of rollover deposits and sales of fixed indexed partner products. In 2006, annuity sales benefited from increased opportunities for rollover deposits in six states that had initiated programs allowing educators to privatize a portion of their state retirement funds. Life new business decreased 2% compared to year-to-date 2006. For the first nine months of 2007, total new business sales decreased 5.3% compared to a year earlier. In total, career agent sales for the first nine months of 2007 decreased 6.8% compared to the same period in 2006, reflecting the lower number of agents in the current period as well as a decrease in average overall productivity per agent, driven by the level of annuity sales. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written increased 1.1%, or $4.4 million, in the first nine months of 2007, including the $1.1 million reduction due to the higher cost of catastrophe reinsurance in 2007. The automobile average written premium per policy decreased while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. At September 30, 2007, there were 535,000 voluntary automobile and 266,000 homeowners policies in force, for a total of 801,000 policies, compared to a total of 799,000 policies at December 31, 2006 and 796,000 at September 30, 2006.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 86% at September 30, 2007, equal to September 30, 2006. For the first nine months of 2007, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2006.

Voluntary automobile premium written decreased 1.0% ($2.8 million) compared to the first nine months of 2006. Average written premium per policy and average earned premium per policy both decreased 3% compared to a year ago. Automobile policies in force at September 30, 2007 increased by 2,000 compared to December 31, 2006 and 4,000 compared to September 30, 2006, with the growth reflecting an increase in educator policies in each of the preceding ten quarters.

Homeowners premium written increased 6.0% ($7.2 million) compared to the first nine months of 2006 including the higher amount of catastrophe reinsurance premiums described above. Homeowners average written premium per policy increased 6% compared to a year earlier, while average earned premium per policy increased 3%. Homeowners policies in force at September 30, 2007 increased by 1,000 compared to September 30, 2006 and was equal to December 31, 2006, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and development of third-party vendor marketing alliances.

The primary component of involuntary and other property and casualty premiums, which represented less than 2% of total property and casualty premiums for full year 2006, has been educator excess professional liability insurance purchased by the National Education Association (“NEA”) for all of its members. The NEA’s contract to purchase this insurance from the Company expired on August 31, 2007 and represented approximately $8.6 million of premiums written in the three and nine months ended September 30, 2006, with approximately $0.7 million, or 1/12, of that premium earned each month during the September 2006 through August 2007 coverage period. The Company’s underwriting results from educator excess professional liability insurance have generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment.

Annuity deposits received for the nine months ended September 30, 2007 increased 7.1% compared to the same period in 2006. In the first nine months of 2007, scheduled annuity deposits increased 17.1% while single premium and rollover deposits decreased 5.5%. New deposits to fixed accounts increased 5.9%, or $8.2 million, compared to prior year-to-date and new deposits to variable accounts increased 8.8%, or $9.0 million.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 887 authorized agents at September 30, 2007. During the first nine months of 2007, this channel generated $27.2 million in annualized new annuity sales for the Company compared to $25.2 million for the same period in 2006.

Total annuity accumulated cash value of $3.8 billion at September 30, 2007 increased 8.1% compared to a year earlier, reflecting the increase from new deposits received, continued favorable retention and improved financial market performance over the 12 months. At September 30, 2007, the number of annuity contracts outstanding of 164,000 decreased 0.6%, or 1,000 contracts, compared to December 31, 2006 and increased 0.6%, or 1,000 contracts, compared to September 30, 2006.

Variable annuity accumulated balances were 13.9% higher at September 30, 2007 than at September 30, 2006 and annuity segment contract charges earned increased 12.3%, or $1.8 million, compared to the first nine months of 2006.

Life segment premiums and contract deposits declined 1.3%, or $1.0 million, compared to the first nine months of 2006. The ordinary life insurance in force lapse ratio was 5.6% for the 12 months ended September 30, 2007 compared to 6.0% for the twelve months ended September 30, 2006.

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

Net Investment Income

For the three months ended September 30, 2007, pretax investment income of $56.0 million increased 5.5%, or $2.9 million, (5.2%, or $1.9 million, after tax) compared to the same period in 2006. Pretax investment income of $166.3 million for the nine months ended September 30, 2007 increased 7.4%, or $11.5 million, (7.1%, or $7.5 million, after tax) compared to prior year. For both comparisons, the increase reflects growth in the size of the investment portfolio and a modest increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 5.2% over the past 12 months. The average pretax yield on the investment portfolio was 5.47% (3.72% after tax) for the first nine months of 2007, compared to a pretax yield of 5.35% (3.65% after tax) a year earlier.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2007, pretax net realized investment losses were $0.5 million compared to net realized investment gains of $0.8 million in the third quarter of 2006. Net realized investment gains (pretax) were $2.1 million for the first nine months of 2007 compared to net realized investment gains of $5.3 million in the prior year. The Company recorded impairment charges of $2.6 million and $0.1 million in the nine months ended September 30, 2007 and 2006, respectively. In the third quarter of 2007, the Company recorded impairment charges of $0.3 million related to fixed income securities from one issuer in the paper sector, and a portion of these securities were subsequently sold in October 2007. In the second quarter of 2007, the Company recorded impairment charges of $2.3 million from the home builder sector of its fixed income security portfolio, and these securities were subsequently sold in July 2007. In the nine months ended September 30, 2006, the $0.1 million impairment charge was recorded in the third quarter and related to one issuer. Net realized investment gains in the first nine months of 2007 included $2.9 million from sales of securities for which impairment charges were recorded in 2002, while net realized investment gains in the first nine months of 2006 included $0.3 million from sales of securities for which impairment charges were recorded in 2005. Net realized investment gains in the first nine months of 2007 also included $0.2 million of litigation proceeds on previously impaired WorldCom, Inc. debt securities. The net gains and losses in all periods were realized from ongoing investment portfolio management activity.

The table below presents the Company’s fixed maturity securities portfolio as of September 30, 2007 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain (Loss)
Corporate bonds
Banking and Finance	60	$426.6	$431.6	$(5.0)
Energy	47	263.2	264.5	(1.3)
Utilities	28	194.3	195.8	(1.5)
Telecommunications	24	174.2	171.9	2.3
Health Care	29	148.9	152.9	(4.0)
Insurance	25	94.2	93.3	0.9
Transportation	11	67.1	66.6	0.5
Automobiles	13	67.0	65.9	1.1
Metal and Mining	10	65.6	67.0	(1.4)
Broadcasting and Media	14	56.7	56.5	0.2
All Other Corporates (1)	122	373.9	380.8	(6.9)

Total corporate bonds	383	1,931.7	1,946.8	(15.1)
Mortgage-backed securities
U.S. government and federally sponsored agencies	417	896.3	909.7	(13.4)
Other	32	148.5	153.5	(5.0)
Municipal bonds	173	557.7	555.5	2.2
Government bonds
U.S.	8	191.5	191.5	*
Foreign	10	25.0	23.8	1.2
Collateralized debt obligations (2)	5	18.8	22.8	(4.0)
Asset-backed securities	15	66.6	66.4	0.2

Total fixed maturity securities	1,043	$3,836.1	$3,870.0	$(33.9)

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Food and beverage, defense, cable, real estate, technology and manufacturing represented $285.9 million of fair value at September 30, 2007, with the remaining 12 classifications each representing less than $33 million.
(2)	All of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at September 30, 2007.

At September 30, 2007, the Company’s diversified fixed maturity portfolio consisted of 1,360 investment positions, issued by 1,043 entities, and totaled approximately $3.8 billion in fair value. The portfolio was 94.6% investment grade, based on fair value, with an average quality rating of AA-. At September 30, 2007, the Company had limited exposure to subprime and “Alt-A” mortgage loans, comprised primarily of 2 securities with a total fair value of approximately $8.5 million, both with quality ratings of AAA. At September 30, 2007, the Company did not record any investment write-downs related to its sub-prime or “Alt-A” residential mortgage-backed securities. At the time of this Quarterly Report on Form 10-Q, management does not anticipate any other-than-temporary impairments of these securities. At September 30, 2007, the total portfolio had $71.9 million pretax of gross unrealized losses related to 723 positions, including $1.2 million of unrealized loss related to the two sub-prime / “Alt-A” securities.

The following table provides information regarding fixed maturity securities that had an unrealized loss at September 30, 2007, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of September 30, 2007

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
6 Months or less	157	$604.1	$619.3	$(15.2)
7 through 12 months	76	425.5	437.6	(12.1)
13 through 24 months	76	336.4	346.8	(10.4)
25 through 36 months	162	800.5	822.0	(21.5)
37 through 48 months	33	152.5	156.4	(3.9)
Greater than 48 months	12	52.4	55.8	(3.4)

Total	516	$2,371.4	$2,437.9	$(66.5)

Non-investment grade
6 Months or less	107	$74.3	$76.8	$(2.5)
7 through 12 months	33	18.8	19.7	(0.9)
13 through 24 months	29	17.1	17.9	(0.8)
25 through 36 months	29	14.0	14.7	(0.7)
37 through 48 months	1	0.4	0.4	*
Greater than 48 months	1	0.1	0.1	*

Total	200	$124.7	$129.6	$(4.9)

Not rated
6 Months or less	4	$0.7	$1.2	$(0.5)
Greater than 48 months	3	0.6	0.6	*

Total	7	$1.3	$1.8	$(0.5)

Grand total	723	$2,497.4	$2,569.3	$(71.9)

*	Less than $0.1 million.

Of the investment positions with unrealized losses, no issuers had pretax unrealized losses greater than $1.2 million. Three fixed maturity securities were trading below 80% of book value at September 30, 2007. Two of these securities are CDOs which were priced below 80% due to the illiquidity of the market. The other security declined in value because the issuer was unable to access the credit markets for funding purposes. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2007 — which was largely driven by the interest rate and credit environments — as temporary, expects recovery in fair value, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at September 30, 2007. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Change From Prior Year
	2007	2006	Percent	Amount
Property and casualty	$270.3	$257.6	4.9%	$12.7
Annuity	0.9	0.7	28.6%	0.2
Life	35.8	34.6	3.5%	1.2

Total	$307.0	$292.9	4.8%	$14.1

Property and casualty catastrophe losses, included above (1)	$17.7	$18.6	-4.8%	$(0.9)

(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended September 30,
	2007	2006
Incurred claims and claim expenses:
Claims occurring in the current year	$285.1	$274.8
Decrease in estimated reserves for claims occurring in prior years (1):
Policies written by the Company (2)	(14.8)	(17.2)
Business assumed from state reinsurance facilities	—	—

Total (2)	(14.8)	(17.2)

Total claims and claim expenses incurred	$270.3	$257.6

Property and casualty loss ratio:
Total	67.7%	64.3%
Effect of catastrophe costs, included above (2)	4.4%	4.7%

(1)	Shows the amounts by which the Company increased or decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.
(2)	(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2007	2006
Three months ended
March 31	$(5.5)	$(4.0)
June 30	(5.6)	(8.1)
September 30	(3.7)	(5.1)

Total year-to-date	$(14.8)	$(17.2)

Property and casualty catastrophe losses were incurred as follows:
Three months ended
March 31	$2.5	$3.0
June 30	4.9	8.4
September 30	10.3	7.2

Total year-to-date	$17.7	$18.6

The nine months ended September 30, 2006 included development of prior years’ reserves for catastrophe losses, recorded in the second quarter, in captions related to catastrophe losses/costs as well as captions related to prior years’ reserve development as follows: total property and casualty, unfavorable development of $1.4 million; voluntary automobile, favorable development of $1.5 million; and total property, unfavorable development of $2.9 million.

For the three months ended September 30, 2007, the Company’s benefits, claims and settlement expenses of $108.6 million increased 6.3%, or $6.4 million, compared to the same period in 2006. This increase was largely due to an increase in catastrophe losses and a reduced level of favorable prior years’ property and casualty reserve development. Catastrophe losses for the three months ended September 30, 2007 were due largely to storms in Minnesota. In addition, current accident year, non-catastrophe loss costs increased, particularly in the homowners line, due in large part to the effects of non-catastrophe weather.

For the nine months ended September 30, 2007, the Company’s benefits, claims and settlement expenses increased compared to the prior year, including a modest decrease in catastrophe losses and a decrease in estimated reserves for property and casualty claims occurring in prior years, more than offset by a modest increase in auto and property claim frequencies for the current accident period, consistent with industry experience. For the nine months, the current period favorable development of prior years’ reserves was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and 2005, being below the level anticipated in the December 31, 2006 loss reserve estimate for both the voluntary automobile and homeowners lines of business, which was driven primarily by emerging claim trends related to severity. Catastrophe losses in the first nine months of 2006 included $1.4 million of adverse development of prior years’ catastrophe loss reserves, primarily due to increases in ultimate net settlement cost related to two third quarter 2005 events: a severe hail storm in Minnesota and Hurricane Katrina.

For the nine months ended September 30, 2007, the voluntary automobile loss ratio of 69.5% increased by 5.0 percentage points compared to the same period a year earlier, including a 3.1 percentage point increase due to the lower level of favorable development of prior years’ non-catastrophe reserves in the current period and a 0.5 percentage point increase compared to the favorable prior years’ catastrophe reserve development recorded in 2006. The homeowners loss ratio of 61.2% for the nine months ended September 30, 2007 decreased 0.2 percentage points compared to a year earlier, primarily reflecting the higher level of favorable development of prior years’ reserves recorded in the current period as well as the lower level of catastrophe costs. Catastrophe costs represented 13.8 percentage points of the homeowners loss ratio for the current nine months compared to 14.6 percentage points for the prior year — including adverse development of prior years’ catastrophe reserves in 2006 — a decrease of 0.8 percentage point. The $1.1 million increase in ceded premium in 2007 related to the Company’s catastrophe reinsurance program added approximately 0.5 percentage point to the homeowners loss ratio for the nine months ended September 30, 2007.

For the annuity segment, benefits increased by a minimal amount in the first nine months of 2007 compared to prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.8 million at September 30, 2007, compared to $0.7 million at both December 31, 2006 and September 30, 2006.

For the life segment, benefits were higher in the current nine months compared to prior year, reflecting liability growth which more than offset favorable mortality costs.

Interest Credited to Policyholders

	Nine Months Ended September 30,		Change From Prior Year
	2007	2006	Percent	Amount
Annuity	$67.2	$64.2	4.7%	$3.0
Life	27.8	26.9	3.3%	0.9

Total	$95.0	$91.1	4.3%	$3.9

For the three months ended September 30, 2007, interest credited of $32.2 million increased 3.9%, or $1.2 million, consistent with the change reflected for the nine months.

Compared to the first nine months of 2006, the current period increase in annuity segment interest credited reflected a 5.2% increase in average accumulated fixed deposits, partially offset by a 3 basis point decline in the average annual interest rate credited to 4.34%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the nine months ended September 30, 2007 and 2006 were 141 basis points and 125 basis points, respectively.

As of September 30, 2007, fixed annuity account values totaled $2.1 billion, including $1.9 billion of deferred annuities. Approximately 18% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 71% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 16 basis points compared to the first nine months of 2006, due to improvements in the Company’s investment portfolio yield and continued slight decreases in interest crediting rates.

Operating Expenses

For the first nine months of 2007, operating expenses decreased 3.3%, or $3.1 million, compared to the prior year, including a decrease of $3.8 million for the three months ended September 30, 2007 compared to the third quarter of 2006. A significant portion of the variance amounts between periods was due to an employee bonus accrual adjustment in the third quarter of 2007 and a litigation settlement charge in the prior year third quarter. The property and casualty expense ratio of 24.1% for the nine months ended September 30, 2007 increased 0.1 percentage point compared to the first nine months of 2006, including the effect on this ratio of a reduced level of premiums earned, and was slightly below the full year 2006 expense ratio of 24.3%.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which requires companies to recognize compensation cost for share-based compensation plans, determined based on the fair value at the grant dates. The Company recognized $0.7 million and $0.5 million in expense for the nine months ended September 30, 2007 and 2006, respectively, as a result of the vesting of stock options during the respective periods.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the three months ended September 30, 2007, amortization of policy acquisition expenses and amortization of intangible assets were comparable to a year earlier. For the nine months ended September 30, 2007, the combined amortization of policy acquisition expenses and intangible assets was $59.7 million compared to $58.9 million recorded for the same period in the prior year.

Amortized policy acquisition expenses were $55.7 million for the first nine months of 2007 compared to $54.7 million for the same period in 2006. The September 30, 2007 valuation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $0.2 million for the nine months compared to a $0.2 million increase in amortization resulting from a similar valuation at September 30, 2006. For the life segment, the September 30, 2007 valuation of deferred policy acquisition costs resulted in no change in amortization compared to a $0.1 million decrease from the 2006 valuation.

Amortization of intangible assets of $4.0 million for the nine months ended September 30, 2007 was $0.2 million less than the amortization for the same period a year earlier. The September 30, 2007 valuation of Annuity VIF resulted in a $0.1 million increase in amortization for the nine months, equal to the increase for the nine months ended September 30, 2006.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains, was 29.5% for the nine months ended September 30, 2007 compared to 29.8% for the nine months ended September 30, 2006. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.1 percentage points and 5.8 percentage points for the nine months ended September 30, 2007 and 2006, respectively.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will be sustainable upon audit by taxing authorities and reflects management’s assessment of the amounts that are probable of being sustained. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2007, the Company had income tax returns for the 2002 through 2006 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2002, 2004 and 2005. The Company has recorded $4.4 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For the three months ended September 30, 2007, the Company’s net income of $18.4 million decreased $1.0 million compared to the prior year, including a $0.8 million decrease in after tax realized investment gains. Third quarter 2007 property and casualty segment net income was $4.1 million less than prior year, adversely affected by increased current accident year, non-catastrophe loss costs, particularly in the homeowners line, higher catastrophe losses and a lower level of favorable prior years’ reserve development. Net income for the annuity and life segments exceeded prior year in the current quarter by $1.8 million and $1.5 million, respectively.

For the nine months ended September 30, 2007, the Company’s net income decreased $5.3 million compared to the prior year, including a $2.0 million reduction in after tax realized investment gains. Consistent with management’s expectations and industry experience, the year-to-date increase in property and casualty average loss costs per policy exceeded the increase in average premium per policy for the current accident period, which adversely impacted the combined ratio and net income. Compared to the first nine months of 2006, results in the first nine months of 2007 were also negatively impacted by a lower level of favorable development of prior years’ property and casualty non-catastrophe reserves as well as the increased cost of the Company’s catastrophe reinsurance program. Net income in the first nine months of 2007 benefited from a decrease in catastrophe costs compared to the prior year. Including all of these factors, the property and casualty combined ratio was 91.8% for the first nine months of 2007 compared to 88.3% for 2006. Annuity segment net income increased compared to the first nine months of 2006, driven by increases in the interest margin and contract charges earned. Life segment net income increased compared to a year earlier, reflecting growth in investment income and favorable mortality experience.

Net income by segment and net income per share were as follows:

	Nine Months Ended September 30,		Change From Prior Year
	2007	2006	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$45.1	$53.3	-15.4%	$(8.2)
Annuity	13.7	9.9	38.4%	3.8
Life	12.7	11.0	15.5%	1.7
Corporate and other (1)	(6.7)	(4.1)	-63.4%	(2.6)

Net income	$64.8	$70.1	-7.6%	$(5.3)

Effect of catastrophe costs, after tax, included above	$(11.5)	$(12.5)	8.0%	$1.0

Diluted:
Net income per share	$1.45	$1.55	-6.5%	$(0.10)

Weighted average number of shares and equivalent shares (in millions)	44.8	46.0	-2.6%	(1.2)
Property and casualty combined ratio:
Total	91.8%	88.3%	N.M.	3.5%
Effect of catastrophe costs, included above	4.4%	4.8%	N.M.	-0.4%

N.M.	– Not meaningful.
(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the nine months ended September 30, 2007, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period decline in net income compared to the first nine months of 2006 was due primarily to a lower amount of net realized investment gains and an increase in debt interest expense.

Return on shareholders’ equity based on net income was 14% and 15% for the trailing 12 months ended September 30, 2007 and 2006, respectively.

At the time of this Quarterly Report on Form 10-Q, management is unable to fully assess the fourth quarter 2007 effect of the Southern California wildfires. However, based on the current preliminary information available, management does not anticipate that these fires will have a significant impact on the previously provided estimate of 2007 full year net income before realized investment gains and losses of between $1.80 and $1.95 per share. Included in the earnings estimate are additional costs, compared to 2006, totaling approximately $0.15 per share associated with the Company’s 2007 catastrophe reinsurance program, as described in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and an increased level of investment in strategic growth initiatives, including the Agency Business Model, partially offset by improvement in annuity profit margins compared to prior year. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2007, net cash provided by operating activities increased compared to the same period in 2006, primarily reflecting an increase in investment income collected.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for the share repurchase program also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2007 without prior approval are approximately $106 million, of which $18 million was paid during the nine months ended September 30, 2007 and an additional $10 million was declared in September 2007 and subsequently paid in October 2007. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

For the nine months ended September 30, 2007, receipts from annuity contracts increased $17.2 million, or 7.1%, compared to the prior year. Annuity contract benefits and withdrawals increased $37.5 million, or 33.9%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 90.8% and 91.9%, respectively, for the 12 month period ended September 30, 2007. Net transfers to variable annuity accumulated cash values increased $19.9 million, or 22.7%, compared to the prior year.

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

Contractual Obligations

The annual disclosure of the Company’s contractual obligations was provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. With the exception of the Company’s long-term debt obligations, the Company’s contractual obligations at September 30, 2007 were not materially different than those at December 31, 2006. Discussion of the recent changes in the Company’s long-term debt obligations is included in “Capital Resources”. The table below identifies the future payments due on debt obligations that were outstanding as of September 30, 2007.

	Payments Due By Period As of September 30, 2007
	Total	Less Than 1 Year (2007)(1)	1 - 3 Years (2008 and 2009)	3 - 5 Years (2010 and 2011)	More Than 5 Years (2012 and beyond)
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	$111.3	$2.2	$9.1	$9.1	$90.9
Senior Notes Due April 15, 2016	202.0	4.3	17.1	17.1	163.5

Total	$313.3	$6.5	$26.2	$26.2	$254.4

(1)	October 1, 2007 through December 31, 2007.
(2)	Includes principal and interest.

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

The total capital of the Company was $880.4 million at September 30, 2007, including $199.5 million of long-term debt and no short-term debt outstanding. Total debt represented 22.1% of total capital excluding unrealized investment gains and losses (22.7% including unrealized investment gains and losses) at September 30, 2007, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $680.9 million at September 30, 2007, including a net unrealized loss in the Company’s investment portfolio of $20.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $853.3 million and $19.71, respectively, at September 30, 2007. Book value per share was $15.73 at September 30, 2007 ($16.21 excluding investment fair value adjustments).

In September 2007, HMEC’s Board of Directors authorized a new $50 million share repurchase program and ended the May 1999 authorization. The new program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. As of September 30, 2007, no shares were repurchased under the new program. See also “Notes to Consolidated Financial Statements — Note 4 — Share Repurchase Program and Treasury Shares”.

As of September 30, 2007, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2007, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2007, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at September 30, 2007.

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

Total shareholder dividends were $13.8 million for the nine months ended September 30, 2007. In March, May and September 2007, the Board of Directors announced regular quarterly dividends of $0.105 per share.

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

Assigned ratings as of October 31, 2007, which were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, were as follows:

	Insurance Financial Strength Ratings (1) (Outlook)	Debt Ratings (Outlook)
As of October 31, 2007
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

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of September 30, 2007. The Company’s obligations have not changed as a result of these developments.

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

One immediate impact of the new Section 403(b) regulations is that previous rules governing a participant’s ability to exchange, without incurring income tax liability, one 403(b) annuity or funding agreement for another were changed effective September 24, 2007. New rules require that exchanges be limited to the product providers authorized in the sponsor’s written plan or that have entered into an information sharing agreement with the sponsor. Many school district sponsors have been willing to enter into these information sharing agreements to allow participants the right to exchange contracts while their written plans are being completed; other districts have chosen to temporarily suspend their participants’ right to make such exchanges until they are more comfortable in their understanding of the new requirements or their written plans are complete. During this period of uncertainty, new sales related to 403(b) exchanges could be adversely impacted; conversely, an industry-wide reduction in exchanges should provide a temporary increase in retention ratios.

Other

Ariel Capital Management, LLC, HMEC’s largest shareholder with 17.0% of the common shares outstanding per their SEC filing on Form 13G as of June 30, 2007, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2007 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

A description of recent developments regarding IRS Section 403(b) regulations is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Matters — Section 403(b) Regulations”.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2007 which has not been filed with the SEC.

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

HORACE MANN EDUCATORS CORPORATION (Registrant)

Date November 8, 2007	/s/ Louis G. Lower II
Louis G. Lower II President and Chief Executive Officer

Date November 8, 2007	/s/ Peter H. Heckman
Peter H. Heckman Executive Vice President and Chief Financial Officer

Date November 8, 2007	/s/ Bret A. Conklin
Bret A. Conklin Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2007

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Management contracts and compensatory plans are indicated by an asterisk (*).

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