Form 10-K
period 2007-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2008-02-28
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2007, was $919.2 million.

As of February 19, 2008, 40,633,237 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 20,241,747 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	Business

Forward-looking Information

It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Item 1A. Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information”.

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty (primarily private passenger automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance in the United States of America (“U.S.”). HMEC’s principal insurance subsidiaries are Horace Mann Life Insurance Company (“HMLIC”), Horace Mann Insurance Company (“HMIC”) and Teachers Insurance Company (“TIC”), and each of which is an Illinois corporation; Horace Mann Property & Casualty Insurance Company (“HMPCIC”), a California corporation; and Horace Mann Lloyds (“HM Lloyds”), an insurance company domiciled in Texas.

The Company markets its products primarily to K-12 educators and other employees of public schools and their families. The Company’s nearly one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market.

The Company markets and services its products primarily through an exclusive sales force of full-time agents employed by the Company and trained to sell multiline products. The Company’s agents sell Horace Mann’s products and limited additional third-party vendor products authorized by the Company. Many of the Company’s agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. Compensation for agents includes an incentive element based upon the profitability of the business they write. This exclusive agent sales force is supplemented by an independent agent distribution channel for the Company’s annuity products.

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2007 were $974.7 million and net income was $82.8 million. The Company’s total assets were $6.3 billion at December 31, 2007. The property and casualty segment accounted for 55% of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2007; the annuity and life insurance segments together accounted for 45% of insurance premiums written and contract deposits for the year ended December 31, 2007 (35% and 10%, respectively).

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company has approved 403(b) payroll reduction capabilities in over one-third of the 16,000 school districts in the U.S.

The Company’s investment portfolio had an aggregate fair value of $4.2 billion at December 31, 2007. Investments consist principally of investment grade, publicly traded fixed income securities.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge through the Investor Relations section of the Company’s Internet Web site, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The EDGAR filings of such reports are also available at the SEC’s Web site, www.sec.gov.

Also available in the Investor Relations section of the Company’s Web site are its corporate governance principles, code of conduct and code of ethics as well as the charters of the Board’s Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee.

Louis G. Lower II, Chief Executive Officer of HMEC, timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) on June 11, 2007 without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2006, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2007 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$654.3	$653.9	$664.9	$674.7	$643.5
Net investment income	223.8	209.0	194.6	191.4	184.7
Realized investment gains (losses)	(3.4)	10.9	9.8	12.2	25.5
Total revenues	887.0	885.8	880.2	883.2	855.8
Amortization of intangible assets (1)	5.4	6.1	5.1	6.0	5.0
Interest expense	14.1	13.1	8.9	6.8	6.3
Income before income taxes	117.1	140.3	94.0	69.7	19.2
Net income (2)	82.8	98.7	77.3	56.3	19.0
Ratio of earnings to fixed charges (3)	1.8x	2.0x	1.8x	1.6x	1.2x
Per Share Data (4):
Net income per share:
Basic	$1.92	$2.29	$1.80	$1.32	$0.44
Diluted	$1.86	$2.19	$1.67	$1.25	$0.44
Shares of Common Stock (in millions):
Weighted average - basic	43.1	43.0	42.9	42.8	42.7
Weighted average - diluted	44.6	45.8	47.9	47.3	42.9
Ending outstanding	42.2	43.1	43.0	42.8	42.7
Cash dividends per share	$0.42	$0.42	$0.42	$0.42	$0.42
Book value per share	$16.41	$15.25	$13.51	$13.45	$12.42
Balance Sheet Data, at Year End:
Total investments	$4,180.3	$4,302.2	$3,996.5	$3,657.2	$3,385.7
Total assets	6,259.3	6,329.7	5,840.6	5,371.9	4,953.2
Total policy liabilities	3,383.3	3,301.4	3,172.1	3,010.6	2,787.0
Short-term debt	—	—	—	25.0	25.0
Long-term debt	199.5	232.0	190.9	144.7	144.7
Total shareholders’ equity	693.3	657.1	580.6	576.2	530.5
Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$535.2	$539.8	$546.9	$562.3	$546.5
Annuity	337.1	325.7	320.1	327.0	296.6
Life	102.4	103.9	105.6	109.1	112.4
Total	974.7	969.4	972.6	998.4	955.5
Net income (loss)
Property and casualty	$61.2	$74.3	$45.0	$27.6	$(17.8)
Annuity	17.6	13.2	15.1	12.6	14.4
Life	17.3	14.5	13.4	14.8	13.4
Corporate and other (2) (6)	(13.3)	(3.3)	3.8	1.3	9.0
Total	82.8	98.7	77.3	56.3	19.0

(1)	Amortization of intangible assets is comprised of amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company.

(2)	In 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million from the closing of tax years 1996 through 2001 with favorable resolution of the contingent tax liabilities related to those prior tax years.

(3)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on interest-sensitive contracts.

(4)	Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company’s common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and restricted stock units. The Company’s Senior Convertible Notes, which were issued in May 2002, are considered potentially dilutive securities and are included in the calculation of diluted earnings per share, to the extent dilutive, per Emerging Issues Task Force (“EITF”) issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. In May 2007, the Company redeemed all remaining Senior Convertible Notes.

(5)	Information regarding assets by segment at December 31, 2007, 2006 and 2005 is contained in “Notes to Consolidated Financial Statements — Note 13 — Segment Information” listed on page F-1 of this report.

(6)	The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, debt retirement costs and gains and certain public company expenses.

Corporate Strategy and Marketing

The Horace Mann Value Proposition

The Horace Mann Value Proposition articulates the Company’s overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

Target Market

Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market. The Company’s target market consists primarily of K-12 educators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 3.6 million elementary and secondary teachers in public and private schools in the U.S. The Company also markets its products to other education-related customers, including school administrators, education support personnel, private school teachers, community college personnel and customer referrals.

Exclusive Agency Force

A cornerstone of the Company’s marketing strategy is its exclusive sales force of full-time employee agents trained to sell multiline products. As of December 31, 2007, the Company employed 790 full-time agents, approximately 75% of which are licensed by the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, Inc. (“NASD”), to sell variable annuities and variable universal life policies. Many of the Company’s agents were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s exclusive agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model (“ABM”), with agents in outside offices with support personnel and licensed producers, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through December 31, 2007, 196 of the agents at December 31, 2007 and all field sales management completed this training. At the time of this Annual Report on Form 10-K, management anticipates conducting additional schools in 2008 and beyond for those agents who meet the Company’s qualifications and demonstrate they are able to successfully migrate into the ABM model. On an ongoing basis, the Company will also provide follow-up training and support to those agents who have completed the school, to further embed repeatable processes and fully maximize the potential of ABM. Property and casualty initiatives to support that transition and drive business growth include expanding to more states the Company’s Educator Segmentation Model — a more precise approach to pricing automobile business — and its Product Management Organization — focusing on localized approaches to pricing, underwriting and marketing. The Company is also developing a new property and casualty policy administration system with an automated point-of-sale front end. Annuity and life initiatives to support the transition to ABM include the roll out of a new lineup of Horace Mann manufactured and branded products, as described in “Annuity Segment” and “Life Segment”.

Broadening Distribution Options

In 2001, to complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll deduction slots in school systems across the country which are assigned to Horace Mann, the Company began building a network of independent agents to distribute the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have exclusive agents, the independent agents complement the annuity capabilities of the Company’s agents in under-penetrated areas. At December 31, 2007, there were 903 independent agents approved to market the Company’s annuity products throughout the U.S. During 2007, collected contract deposits from this distribution channel were approximately $43 million.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2007, based on direct insurance premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were Illinois, 7.9%; Florida, 7.2%; North Carolina, 6.6%; California, 6.5%; and Minnesota, 5.3%.

HMEC’s property and casualty subsidiaries write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2007:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
Florida	$56.3	10.1%
California	48.2	8.6
North Carolina	38.8	7.0
Minnesota	37.4	6.7
Texas	29.7	5.3
Louisiana	26.9	4.8
Pennsylvania	24.3	4.3
South Carolina	24.3	4.3
Georgia	17.8	3.2
Maine	17.4	3.1

Total of top ten states	321.1	57.4
All other areas	238.2	42.6

Total direct premiums	$559.3	100.0%

(1)	Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary writes business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2007:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
Illinois	$67.1	15.1%
Virginia	28.9	6.5
North Carolina	27.2	6.1
South Carolina	20.6	4.6
Tennessee	18.2	4.1
Texas	17.8	4.0
California	17.1	3.8
Indiana	16.2	3.6
Florida	15.8	3.5
Minnesota	15.4	3.5

Total of top ten states	244.3	54.8
All other areas	201.6	45.2

Total direct premiums	$445.9	100.0%

(1)	Defined as collected premiums before reinsurance and is determined under statutory accounting principles.

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

From 1984 to September 1993 and from September 1996 to August 2007, the NEA purchased from the Company educator excess professional liability insurance for all of its members. The NEA’s contract to purchase this insurance from the Company expired in August 2007. Premiums from this product represented less than 1% of all insurance premiums written and contract deposits of the Company in 2006.

The Company also has established relationships with a number of other educator groups, such as school administrator and principal associations, throughout the U.S. The Company pays for certain special functions and advertising that appears in publications of these organizations.

Property and Casualty Segment

The property and casualty segment represented 55% of the Company’s total insurance premiums written and contract deposits in 2007.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2007 represented 38% of the Company’s total insurance premiums written and contract deposits and 68% of property and casualty net written premiums. As of December 31, 2007, the Company had approximately 535,000 voluntary automobile policies in force with annual premiums of approximately $364 million. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2007, homeowners insurance represented 17% of the Company’s total insurance premiums written and contract deposits and 31% of property and casualty net written premiums. As of December 31, 2007, the Company had approximately 266,000 homeowners policies in force with annual premiums of approximately $190 million. The Company insures primarily residential homes.

Through 2006, educator excess professional liability insurance represented less than 1% of the Company’s total insurance premiums written and contract deposits and less than 2% of property and casualty written premiums. The NEA’s contract to purchase this insurance from the Company expired in August 2007. See “Corporate Strategy and Marketing — National, State and Local Education Associations”. The Company’s underwriting results from educator excess professional liability insurance have generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment.

The Company has programs in a majority of states to provide higher-risk automobile and homeowners coverages, with third-party vendors underwriting and bearing the risk of such insurance and the Company receiving commissions on the sales. As an example, in Florida the Company has partnered with three companies to place certain homeowners business to help control the Company’s coastal risk exposure.

Selected Historical Financial Information For Property and Casualty Segment

The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Operations Data:
Insurance premiums written (1)	$535.2	$539.8	$546.9
Insurance premiums earned (1)	535.1	537.7	549.6
Net investment income	38.0	35.3	33.2
Income before income taxes	84.7	104.8	58.0
Net income	61.2	74.3	45.0
Catastrophe costs, pretax (2)	23.6	19.8	69.2
Operating Statistics:
Loss and loss adjustment expense ratio	67.4%	63.3%	72.4%
Expense ratio	24.5%	24.3%	23.2%
Combined loss and expense ratio	91.9%	87.6%	95.6%
Effect of catastrophe costs on the combined ratio (2)	4.4%	3.6%	12.3%
Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$365.3	$368.0	$381.1
Homeowners (1)	165.3	158.6	154.1
Total (1)	530.6	526.6	535.2
Insurance premiums earned
Automobile	364.6	368.5	386.0
Homeowners (1)	160.5	156.5	152.8
Total (1)	525.1	525.0	538.8
Policies in force (in thousands)
Automobile	535	533	531
Homeowners	266	266	266
Total	801	799	797

(1)	As a result of catastrophes in the third quarter of 2005, the Company incurred additional ceded written and earned premiums to reinstate its property and casualty catastrophe reinsurance coverage of $9.9 million for the year ended December 31, 2005.

(2)	These measures are used by the Company’s management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statement of Operations and require inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company’s management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company’s periodic results of operations.

•	Catastrophe costs—The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.

•

Catastrophe losses—In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Property Claims Service, a subsidiary of Insurance Services Office, Inc. (“ISO”), and additionally beginning in 2007, includes losses from all such events that meet the definition of covered loss in the Company’s primary catastrophe excess of loss reinsurance contract, and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount in advance. Their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company’s management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2007 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2007	$23.6	$6,500.0
2006	19.8	9,000.0
2005	69.2	61,900.0
2004	75.5	27,500.0
2003	33.2	12,900.0
2002	11.9	5,900.0
2001	11.2	26,500.0
2000	16.2	4,600.0
1999	19.6	8,300.0
1998	28.4	10,100.0

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2007 -	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.
2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.
2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.
2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.
2002 -	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
2001 -	$3.7 million, June Midwest wind/hail/tornadoes; $2.3 million, April tornadoes; $2.2 million, Tropical Storm Allison.
2000 -	$5.0 million, May tornadoes; $2.7 million, December winter storms.
1999 -	$5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.
1998 -	$7.9 million, May Minnesota hailstorm; $2.9 million, May Upper Midwest hailstorm; $2.0 million, June Midwest wind/hail; $1.6 million, Hurricane Georges.

(2)	Source: ISO news releases dated January 14, 2008 (for 2007 data) and January 16, 2007 (for 1998 through 2006 data). These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption, terrorism, workers compensation and additional living expenses and exclude all loss adjustment expenses and are before federal income tax benefits.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses (1)

(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Claims and claim expense incurred (2)	$360.4	$340.6	$398.0
Amount attributable to catastrophes	23.6	19.2	59.3

Excluding catastrophes (2)	$336.8	$321.4	$338.7

Claims and claim expense payments	$365.5	$356.3	$396.2
Amount attributable to catastrophes	22.3	12.1	50.9

Excluding catastrophes	$343.2	$344.2	$345.3

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

(2)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.

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

All of the Company’s property and casualty reserves for unpaid claims and claim settlement expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

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

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2007	2006	2005
Gross reserves, beginning of year (1)	$317.8	$342.7	$335.0
Less reinsurance recoverables	22.4	31.6	25.7

Net reserves, beginning of year (2)	295.4	311.1	309.3

Incurred claims and claim expenses:
Claims occurring in the current year	380.4	359.8	411.1
Decrease in estimated reserves for claims occurring in prior years (3)	(20.0)	(19.2)	(13.1)

Total claims and claim expenses incurred (4)	360.4	340.6	398.0

Claims and claim expense payments for claims occurring during:
Current year	236.2	221.0	252.3
Prior years	129.3	135.3	143.9

Total claims and claim expense payments	365.5	356.3	396.2

Net reserves, end of year (2)	290.3	295.4	311.1
Plus reinsurance recoverables	15.9	22.4	31.6

Reported gross reserves, end of year (1)	$306.2	$317.8	$342.7

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $9.2 million, $8.9 million, $8.1 million and $7.4 million at December 31, 2007, 2006, 2005 and 2004, respectively, in addition to property and casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2007, 2006 and 2005, see “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity and group accident and health amounts of $48.1 million, $48.1 million and $44.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, in addition to the property and casualty amounts.

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

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2006 to be $150 thousand was first reserved in 1997 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1997-2005 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
Gross reserves for property and casualty claims and claim expenses	$289.1	$275.6	$271.2	$272.1	$275.7	$275.7	$304.3	$335.0	$342.7	$317.8	$306.2
Deduct: Reinsurance recoverables	41.3	55.9	64.4	49.1	34.1	44.7	20.6	25.7	31.6	22.4	15.9

Net Reserves for property and casualty claims and claim expenses (1)	247.8	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3
Paid cumulative as of:
One year later	127.0	129.3	135.9	139.0	153.4	160.4	145.2	143.9	138.3	129.8
Two years later	174.9	185.7	191.6	202.6	226.0	222.3	209.5	202.5	196.5
Three years later	205.0	215.4	225.4	243.3	258.4	258.6	244.1	236.6
Four years later	219.5	232.1	246.9	256.1	276.3	278.7	264.1
Five years later	227.7	243.3	252.7	264.1	286.5	291.4
Six years later	234.2	245.1	257.6	268.6	294.2
Seven years later	235.0	249.0	259.8	273.6
Eight years later	237.3	249.6	264.1
Nine years later	237.6	252.2
Ten years later	240.1
Net Reserves reestimated as of (1):
End of year	247.8	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3
One year later	222.9	215.1	229.5	239.5	265.6	287.3	287.5	296.2	291.8	275.4
Two years later	217.8	237.9	248.3	260.5	294.7	297.1	283.1	282.7	279.7
Three years later	233.4	245.4	256.0	277.0	301.3	297.9	283.5	278.2
Four years later	235.5	248.0	266.9	280.2	298.5	301.8	281.3
Five years later	237.2	254.7	269.3	277.9	301.8	300.6
Six years later	241.2	257.8	268.1	279.9	299.4
Seven years later	245.1	257.1	269.2	276.6
Eight years later	245.0	257.8	265.9
Nine years later	245.2	253.1
Ten years later	240.7
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$7.1	$(33.4)	$(59.1)	$(53.6)	$(57.8)	$(69.6)	$2.4	$31.1	$31.4	$20.0
Percent	2.9%	-15.2%	-28.6%	-24.0%	-23.9%	-30.1%	0.8%	10.1%	10.1%	6.8%
Gross reestimated liability - latest	$276.2	$301.1	$315.3	$328.0	$354.5	$359.9	$322.4	$324.7	$339.3	$300.4
Reestimated reinsurance recoverables - latest	35.5	48.0	49.4	51.4	55.1	59.3	41.1	46.5	59.6	25.0

Net Reserve reestimated - latest (1)	$240.7	$253.1	$265.9	$276.6	$299.4	$300.6	$281.3	$278.2	$279.7	$275.4
Gross cumulative excess (deficiency) (2)	$12.9	$(25.5)	$(44.1)	$(55.9)	$(78.8)	$(84.2)	$(18.1)	$10.3	$3.4	$17.4

(1)	Reserves net of anticipated reinsurance recoverables (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.

(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2007 were insignificant.

Through 2007, the Company maintained both catastrophe excess of loss and catastrophe aggregate reinsurance coverage. The excess of loss coverage consisted of two contracts in addition to coverage with the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $130.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, and $40.0 million excess of $90.0 million. The other excess of loss contract (“second and third events”) provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $25.0 million of losses from an initial (first) event. This contract also provided for one mandatory reinstatement. Coverage for any event under this contract was conditional on the size of the industry loss associated with that event being less than $20.1 billion. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $14.7 million up to $87.2 million with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2007. The Company’s FHCF coverage reflects the acquisition of additional coverage made available to the industry by the FHCF for the 2007-2008 contract period which resulted in changes to attachment points under the Company’s primary reinsurance contract. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses. The catastrophe aggregate contract provided 95% coverage of the Company’s 2007 catastrophe losses from events declared as catastrophic events by Property Claim Service (“PCS”), a subsidiary of ISO, capped at $10.0 million per occurrence, above an annual retention of $21.0 million, up to an annual limit of $40.0 million.

Effective January 1, 2008, the Company purchased catastrophe excess of loss coverage. The excess of loss coverage consists of three contracts in addition to the FHCF. The primary contract (“first event”) provides 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $150.0 million per occurrence. This contract consists of three layers, each of which provide for one mandatory reinstatement. The layers are $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, and $60.0 million excess of $90.0 million. The second excess of loss contract (“second event”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $25.0 million of losses from an initial (first) event. The third excess of loss contract (“third event”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence and after the second excess of loss contract described above is exhausted. Neither the second nor the third excess of loss contract provide for a reinstatement. The FHCF limits described above continue through June 1, 2008, at which time a new annual contract will begin. The Company did not purchase catastrophe aggregate reinsurance coverage for 2008.

The Company has not joined the California Earthquake Authority (“CEA”). The Company’s exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from the Company’s own policies and from its participation in the CEA, management believes it is in the Company’s best economic interest to offer earthquake coverage directly to its homeowners policyholders.

For liability coverages, including the educator excess professional liability policy, in 2007 the Company reinsured each loss above a retention of $700,000 up to $20 million. For property coverages in 2007, the Company reinsured each loss above a retention of $700,000 up to $2.5 million, including catastrophe losses that in the aggregate are less than the retention levels above. Effective January 1, 2008, the retention for liability coverages is $700,000 and the retention for property coverages is $750,000, with no change to the maximum limits.

The following table identifies the Company’s most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2008. No other single reinsurer’s percentage participation in 2008 or 2007 exceeds 5%. For 2007, the Company’s catastrophe second and third event excess of loss reinsurance coverage was provided equally by Renaissance Reinsurance Ltd. (“Renaissance”), a subsidiary of RenaissanceRe Holdings Ltd., and DaVinci Reinsurance Ltd. (“DaVinci”). Renaissance has ratings of A and A+ from A.M. Best and S&P, respectively. DaVinci is rated A by both A.M. Best and S&P. For 2008, the Company’s catastrophe second event and third event excess of loss reinsurance is each provided by four reinsurers, although not the same four for both contracts, all rated A- or above by A.M. Best. For 2007, the Company’s catastrophe aggregate reinsurance coverage was placed entirely with General Reinsurance Corporation, a subsidiary of Berkshire Hathaway Inc., having ratings of A++ and AAA from A.M. Best and S&P, respectively.

Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating	Reinsurer	Parent	Participation
				2008	2007
A+	AA	Tokio Millennium Re Ltd.	Millea Holdings Inc.	17%	7%
A-	NR	Flagstone Reinsurance Limited	Flagstone Reinsurance Holdings Limited	12%	9%
A+	AA-	Swiss Re Underwriters Agency, Inc.	Swiss Reinsurance Company, Zurich	8%	15%
A	A	AXIS Specialty Limited	AXIS Capital Holdings Limited	8%	11%
A	A	Aspen Insurance Limited	Aspen Insurance Holdings Limited	6%	*
A-	A-	Paris Re, France	Paris Re Holdings, Limited	6%	0%
A-	NR	New Castle Reinsurance Company, Ltd.	Citadel Investment Group, L.L.C.	*	10%
A	AA-	AXA Re	AXA	0%	9%
A	NR	Platinum Underwriters Bermuda, Ltd.	Platinum Underwriters Holdings, Ltd.	*	5%

*	Less than 5%
NR	Not rated.

For 2008, property catastrophe reinsurers representing 100% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best or AA by S&P.

Annuity Segment

Beginning in 1961, educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to an individual qualified retirement plan. (Also see “Regulation — Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in over one-third of the 16,000 school districts in the U.S. Approximately 63% of the Company’s new annuity contract deposits in 2007 were for 403(b) tax-qualified annuities; approximately 74% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2007, annuities represented 35% of the Company’s total insurance premiums written and contract deposits.

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

In March 2006, the Company introduced new Horace Mann manufactured and branded annuity products. The Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed in partnership with Wilshire Associates, the Company’s funds advisor, GPA provides educators the opportunity to invest with fund families such as T. Rowe Price, Fidelity, Alliance, Davis, Ariel Capital Management and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the investment mix that meets their personal risk tolerance and retirement goals. Expanding Horizon is a fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement. In addition to these new products, in May 2006 the Company added 12 additional investment options to its variable annuity products. This included seven lifecycle funds, with assets allocated among multiple investment classes within each fund based on its specific target date.

In August 2007, the Company completed development of group variable and fixed annuity products that are anticipated to allow greater flexibility in tailoring 403(b) annuity programs as the Company assists its school district partners in complying with the new IRS regulations that take effect in 2009. The first sales of these new group annuity products occurred in January 2008.

As of December 31, 2007, the Company’s 60 variable account options included funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JPMorgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Rainier, Davis, Credit Suisse, BlackRock, Goldman Sachs, Dreyfus, Franklin Templeton, Ariel, Wells Fargo, Royce, Lord Abbett, Putnam, Cohen & Steers and Delaware, offering the Company’s customers multiple investment options to address their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2007 was $3.7 billion.

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

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2007	2006	2005
Operations Data:
Contract deposits:
Variable	$149.9	$138.5	$137.8
Fixed	187.2	187.2	182.3
Total	337.1	325.7	320.1
Contract charges earned	21.8	19.7	17.9
Net investment income	128.9	119.9	112.9
Net interest margin (without realized investment gains and losses)	38.9	33.4	31.4
Income before income taxes	25.9	17.9	16.3
Net income	17.6	13.2	15.1
Operating Statistics:
Fixed:
Accumulated value	$2,151.9	$2,085.5	$1,961.7
Accumulated value persistency	91.6%	93.7%	94.5%
Variable:
Accumulated value	$1,562.2	$1,494.6	$1,333.7
Accumulated value persistency	90.9%	91.5%	91.5%
Number of contracts in force	166,980	164,842	162,417
Average accumulated cash value (in dollars)	$22,243	$21,719	$20,290
Average annual deposit by contractholders (in dollars)	$2,427	$2,474	$2,436
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	9,578	8,634	7,938
Amount	$345.0	$274.8	$243.6
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$700.1	$682.4	$530.8
Greater than 0% but less than 5%	157.4	133.0	78.3
5% and greater but less than 10%	1,165.2	1,147.7	1,226.7
10% and greater	15.6	11.5	18.8
Supplementary contracts with life contingencies not subject to discretionary withdrawal	113.6	110.9	107.1

Total	$2,151.9	$2,085.5	$1,961.7

Life Segment

The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In February 2006, the Company introduced Life by Design, a new portfolio of life insurance products. The Life by Design portfolio features new individual and joint whole life, and individual and joint term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. After December 31, 2006, the Company no longer issues new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company’s traditional term, whole life and group life business in force consists of approximately 152,000 policies, representing approximately $8.7 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $42.0 million as of December 31, 2007. In addition, the Company also had in force approximately 74,000 Experience Life policies, representing approximately $4.9 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $58.4 million.

In 2007, the life segment represented 10% of the Company’s total insurance premiums written and contract deposits, including less than 1 percentage point attributable to the Company’s group life and group disability income business.

During 2007, the average face amount of ordinary life insurance policies issued by the Company was $164,708 and the average face amount of all ordinary life insurance policies in force at December 31, 2007 was $70,973.

The maximum individual life insurance risk retained by the Company is $200,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. With the exception of two reinsurers whose ratings were “B+ (Very Good)” and who provided immaterial amounts of reinsurance coverage, the excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1 million up to $15 million per occurrence, with one reinstatement. In 2007 and 2008, the Company’s catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2007	2006	2005
Operations Data:
Insurance premiums and contract deposits	$102.4	$103.9	$105.6
Insurance premiums and contract charges earned	97.4	96.5	97.4
Net investment income	57.0	53.4	49.3
Income before income taxes	26.6	22.3	22.3
Net income	17.3	14.5	13.4
Operating Statistics:
Life insurance in force:
Ordinary life	$12,093	$11,862	$11,588
Group life	1,484	1,538	1,554

Total	$13,577	$13,400	$13,142

Number of policies in force:
Ordinary life	170,388	173,443	176,780
Group life	56,114	58,866	60,674

Total	226,502	232,309	237,454

Average face amount in force (in dollars):
Ordinary life	$70,973	$68,391	$65,550
Group life	26,446	26,127	25,612
Total	59,942	57,682	55,345
Lapse ratio (ordinary life insurance in force)	5.8%	5.7%	6.5%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$659.4	$669.8	$733.4
Number of policies	5,690	6,278	6,941
Amount of death claims opened	$34.8	$35.5	$33.7
Number of death claims opened	1,344	1,305	1,310

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches such as direct marketing, mail, Internet and telemarketing, compared to the Company.

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

Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of AIG, is one of the Company’s major tax-qualified annuity competitors, as are ING US Financial Services, Lincoln Financial Group, MetLife and Security Benefit. Mutual fund families, independent agent companies and financial planners also compete in this marketplace.

The market for tax-deferred annuity products will likely be impacted by the new Internal Revenue Service Section 403(b) regulations, which will make the 403(b) market more similar to the 401(k) market than it has been in the past. While this may drive some competitors out of the 403(b) market, it may make the 403(b) market more attractive to some of the larger 401(k) providers, including both insurance and mutual fund companies, that had not previously been active competitors in the 403(b) market.

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as a charge to the results of operations and a new cost basis is established. At December 31, 2007, fixed income securities represented 94.4% of investments excluding securities lending collateral. Of the fixed income investment portfolio, 94.9% was investment grade and nearly 100% was publicly traded. At December 31, 2007, the average quality and average option-adjusted duration of the total fixed income portfolio were AA- and 5.5 years, respectively. At December 31, 2007, investments in non-investment grade securities represented 4.9% of total investments. There are no significant investments in mortgage loans, real estate, foreign securities, privately placed securities, or common stocks.

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

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2007:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value	Carrying Value			Amortized Cost
		Total	Life and Annuity	Property and Casualty
Publicly Traded Fixed Maturity Securities, Equity Securities and Cash Equivalents:
U.S. government and agency obligations (1):
Mortgage-backed securities	21.8%	$911.4	$868.6	$42.8	$910.4
Other	5.9	246.5	232.7	13.8	244.0
Investment grade corporate and public utility bonds	39.1	1,633.9	1,557.9	76.0	1,626.9
Municipal bonds	12.9	541.1	25.9	515.2	535.1
Other mortgage-backed securities	6.6	276.3	260.5	15.8	283.4
Non-investment grade corporate and public utility bonds (2)	4.9	206.0	135.9	70.1	210.1
Foreign government bonds	0.4	15.9	14.7	1.2	14.4
Investment grade redeemable preferred stock	1.0	41.3	38.2	3.1	45.3
Non-investment grade redeemable preferred stocks (2)	—	—	—	—	—
Equity securities:
Investment grade non-redeemable preferred stocks	1.9	80.6	46.1	34.5	86.8
Non-investment grade non-redeemable preferred stocks (2)	0.1	2.7	2.0	0.7	3.6
Common stocks	0.1	3.2	2.7	0.5	3.7
Short-term investments (3)	1.0	41.2	33.5	7.7	41.2
Short-term investments, loaned securities collateral (3)	1.8	76.7	76.7	—	76.8

Total publicly traded securities	97.5	4,076.8	3,295.4	781.4	4,081.7

Other Investments:
Private placements, investment grade (4)	—	0.6	0.6	—	0.6
Private placements, non- investment grade (2) (4)	—	0.1	0.1	—	0.1
Mortgage loans (5)	0.1	3.1	3.1	—	3.1
Policy loans	2.4	99.7	99.7	—	99.7

Total other investments	2.5	103.5	103.5	—	103.5

Total investments (6)	100.0%	$4,180.3	$3,398.9	$781.4	$4,185.2

(1)	Includes $109.3 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $1,048.6 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. government.

(2)	A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor’s Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody’s Investors Service, Inc. (“Moody’s”) rating for such security, or if there is no S&P or Moody’s rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $44.6 million in money market funds rated “AAA” and $73.3 million in asset backed bonds maturing during 2008. The Company loans fixed income securities to third parties, primarily major brokerage firms. The Company separately maintains a minimum of 100% of the market value of the loaned securities as collateral for each loan.

(4)	Fair values for private placements are estimated by the Company with the assistance of its investment advisors.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.

(6)	Approximately 10% of the Company’s investment portfolio, having a carrying value of $419.8 million as of December 31, 2007, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2007, municipal bonds represented $355.9 million carrying value. All of the securities with credit support have the highest investment grade rating.

Fixed Maturity Securities and Equity Securities

The following table sets forth the composition of the Company’s fixed maturity securities portfolio by rating as of December 31, 2007:

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Total Carrying Value	Carrying Value	Amortized Cost
Fixed maturity securities
AAA	47.0%	$1,818.4	$1,805.6
AA	9.4	364.6	370.2
A	19.5	754.8	762.9
BBB	19.0	736.9	729.5
BB	1.7	66.6	67.1
B	3.3	127.3	130.7
CCC or lower	0.1	3.5	3.6
Not rated (2)	—	0.9	0.7

Total fixed maturity securities	100.0%	$3,873.0	$3,870.3

Equity securities
AAA	—	—	—
AA	17.6%	$15.2	$17.0
A	61.3	53.0	56.3
BBB	16.3	14.1	16.1
BB	1.1	1.0	1.0
B	—	—	—
CCC or lower	—	—	—
Not rated (3)	3.7	3.2	3.7

Total equity securities	100.0%	$86.5	$94.1

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	Included in this category is $0.7 million fair value of private placement securities not rated by either S&P or Moody’s. The NAIC has rated 93.7% of these private placement securities as investment grade.

(3)	This category includes common stocks that are not rated by either S&P or Moody’s.

At December 31, 2007, 35.3% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 28.4% of the total investment portfolio at December 31, 2007. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2008 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $93 million.

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

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2007, the Company’s assessments, net of the related premium tax credits, were not significant.

In 2005, the Citizens Property Insurance Corporation of Florida (“Florida Citizens”) assessed the Company $1.8 million and the Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”) assessed the Company $1.3 million. This $3.1 million reflected additional assessments related to hurricanes which occurred in 2005 and 2004 and contributed to the net loss reported from participation in mandatory insurance facilities in 2005. In 2006, the Company also paid an additional assessment of $0.6 million to Florida Citizens. The Company in turn is assessing its policyholders in the respective states and received $0.5 million and $2.9 million in recoupments of these amounts in 2007 and 2006, respectively. The 2007 and 2006 recoupments and assessment are reflected in the respective net gains reported above. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2007 — Insurance Premiums and Contract Charges”.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state.

In 2007, the Company reflected a net gain from participation in such mandatory pools and underwriting associations of $2.3 million before federal income taxes. In 2006, the Company reflected a pretax net gain of $3.5 million, primarily as a result of recoveries on assessments following hurricanes in 2005 and 2004. Participation produced a net pretax loss of $2.4 million in 2005.

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

The variable annuities underwritten by HMLIC are regulated by the SEC. Horace Mann Investors, Inc., the broker-dealer subsidiary of HMEC, also is regulated by the SEC, FINRA, the Municipal Securities Rule-making Board (“MSRB”) and various state securities regulators.

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

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s life and annuity products to customers. For instance, on July 26, 2007, final new Internal Revenue Service (“IRS”) Section 403(b) regulations were published in the Federal Register. The new regulations alter the nature of 403(b) arrangements to an employer sponsored plan, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. The effective date of the new regulations is generally January 1, 2009 with limited exceptions. Beginning with that date, contributions to Section 403(b) tax-qualified arrangements, including annuities, will need to be made pursuant to a written plan which includes all of the terms and conditions for eligibility, limitations and benefits under the plan, and which may incorporate other documents by reference including annuity contracts issued by approved product providers. Other highlights of the new regulations include modified distribution and transfer rules and the incorporation of numerous positions previously taken by the IRS since last issuing formal comprehensive Section 403(b) regulations in 1964. The Company, and many other providers of 403(b) arrangements, will need to adapt its products and services offered to better meet the changing needs of the school district sponsors of those arrangements and modify its administrative systems to support these changes. The lead time to the effective date, combined with preparations made by the Company since the new regulations were first proposed in late 2004, should permit ample time to assist the key school districts where Horace Mann has Section 403(b) payroll slots with the development of their written plans and to implement the new products and services required to enable the Company to continue to effectively serve this market.

One immediate impact of the new Section 403(b) regulations is that previous rules governing a participant’s ability to exchange, without incurring income tax liability, one 403(b) annuity or funding agreement for another were changed effective September 25, 2007. New rules require that exchanges be limited to the product providers authorized in the sponsor’s written plan or that have entered into an information sharing agreement with the sponsor. Many school district sponsors have been willing to enter into these information sharing agreements to allow participants the right to exchange contracts while their written plans are being completed; other districts have chosen to temporarily suspend their participants’ right to make such exchanges until they are more comfortable in their understanding of the new requirements or their written plans are complete. During this period of transition, new sales related to 403(b) exchanges could be adversely impacted for the Company and industry as a whole; conversely, any reduction in exchanges should provide an increase in retention ratios.

In recent years, the state insurance regulatory framework has come under public scrutiny and members of Congress have discussed proposals to provide for optional federal chartering of insurance companies. At the time of this Annual Report on Form 10-K, there are pending proposals which may be subject to congressional hearings in 2008.

Employees

At December 31, 2007, the Company had approximately 2,300 employees, including 790 full-time agents. The Company has no collective bargaining agreement with any employees.

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

Because state legislatures remain concerned about the availability and affordability of property and casualty insurance and the protection of policyholders, our insurance subsidiaries expect that they will continue to face efforts by those legislatures to expand regulations to address these concerns. Resulting new legislation could adversely affect the financial condition and results of operations of our insurance subsidiaries.

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

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches, such as direct marketing, mail, Internet and telemarketing, compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. We believe that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, price and education association sponsorships.

Particularly in the property and casualty business, our insurance subsidiaries have experienced, and expect to experience in the future, periods of intense competition during which they may be unable to increase policyholders and revenues without adversely impacting profit margins. The inability of an insurance subsidiary to compete successfully in the property and casualty business would adversely affect its financial condition and results of operations and its resulting ability to distribute cash to us.

In our annuity business, the new Internal Revenue Service (“IRS”) Section 403(b) regulations, which generally take effect January 1, 2009, will make the 403(b) market more similar to the 401(k) market than it has been in the past. While this may drive some competitors out of this market, it may make the 403(b) market more attractive to some of the larger 401(k) providers, including both insurance and mutual fund companies, that had not previously been active competitors in this business. The inability of an insurance subsidiary to compete successfully in these markets would adversely affect its financial condition and results of operations and its resulting ability to distribute cash to us.

Economic and other factors affecting our niche market could adversely impact our financial condition and results of operations.

Horace Mann’s strategic objective is to become the company of choice in meeting the insurance and financial services needs of the educational community. With K-12 educators, administrators, and support personnel representing a significant percentage of our business, the financial condition and results of operations of our subsidiaries could be more prone than many of our competitors to the effects of economic forces and other issues affecting the educator market including, but not limited to, state budget deficits and cut-backs and adverse changes in state tax revenues.

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

A reduction or elimination of the tax advantages of life and annuity products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and IRAs, could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. While the recent changes in IRS regulations governing 403(b) plans did not change the relative tax advantages of 403(b) annuities, our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that do affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our clients. See also “Business — Regulation at Federal Level”.

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

Deviations from assumptions regarding future persistency, mortality, morbidity, interest spreads and market appreciation used in calculating life and annuity reserves and deferred policy acquisition expense amounts could have a material adverse impact on our financial condition and results of operations.

The processes of calculating reserve and deferred policy acquisition expense amounts for our life and annuity businesses involve the use of a number of assumptions, including those related to persistency (how long a contract stays with the company), mortality (the relative incidence of death over a given period of time), morbidity (the relative incidence of disability resulting from disease or physical impairment), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders) and market appreciation (the rate of growth in market value of the underlying variable annuity subaccounts due to price appreciation). We periodically review the adequacy of these reserves and deferred policy acquisition expenses on an aggregate basis and, if future experience differs significantly from assumptions, adjustments to reserves and deferred policy acquisition expenses may be required which could have a material adverse effect on our financial condition and results of operations.

Any downgrade in or decline in outlook for our claims-paying, financial strength or credit ratings could adversely affect our financial condition and results of operations.

Claims-paying and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) annuity market, school districts and benefit consultants have been placing increased emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of our insurance subsidiaries by a major rating agency could result in a substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying and financial strength ratings than we do. This loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

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

If we are not able to effectively develop and expand our agency operations, including our agent force and their licensed producers and support staff, our financial condition and results of operations could be adversely affected.

Our success in marketing and selling our products is largely dependent upon the efforts of our full-time, exclusive agent sales force and the success of their agency operations. As we expand our business, we may need to expand our agencies to market our products. If we are unable to hire or appoint additional agents, fail to retain our current agents or are unable to increase the productivity of our agency operations, sales of our products would likely decline and our financial condition and results of operations would be adversely affected.

In 2006, we began transitioning from a single-person agent operation to our new Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. If we and our agency force are unable to successfully implement this approach to expanding our points of distribution and further increasing the productivity of our agents, our financial condition and results of operations could be adversely affected.

If we are not able to maintain and secure 1) payroll reduction authorizations and 2) product sponsorships and other relationships with the educational community, our financial condition and results of operations could be adversely affected.

One of the keys to the successful sale of our 403(b) tax-qualified annuity products is our ability to obtain payroll reduction authorization from school districts. In 2007, the IRS issued new regulations regarding Section 403(b) arrangements, including annuities. The regulations alter the nature of 403(b) arrangements in an employer-sponsored plan. This is a potentially significant change from the historical view of 403(b) arrangements being individual plans funded by salary reduction. This could prompt school district sponsors of 403(b) arrangements to reconsider the companies permitted to offer products to fund such arrangements within their district, and potentially reduce the number of authorized providers. Such actions present the threat of losing certain current payroll reduction authorizations and sponsorships, and the potential for lost sales and resulting revenues in those school districts, as well as the opportunity to increase penetration in school districts where we remain as one of a reduced number of approved providers. Under these new regulations, our ability to maintain and grow our share of the 403(b) market will depend on our ability to successfully adapt our products, services offered, and administrative systems, which could potentially increase our cost of doing business in this market. School districts and benefit consultants have been placing additional emphasis on the relative financial strength ratings of competing companies, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies. The effective date of the new regulations is January 1, 2009 with limited exceptions. See also “Business — Regulation at Federal Level”.

Our ability to maintain and obtain product sponsorships from local, state and national education associations is important to our marketing strategy. Horace Mann has had a long relationship with the NEA, the nation’s largest confederation of state and local teachers’ associations, and many of the state and local education associations affiliated with the NEA. In addition to these organizations, we have established relationships with various other educator, principal and school administrator groups. These contacts and endorsements help to establish our brand name and presence in the educational community and to enhance our access to educators.

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

Based on 2007 direct premiums earned, approximately 57% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana, South Carolina and Georgia.

As an ongoing practice, but particularly following the significant catastrophic claims from hurricanes in 2005 and 2004, we attempt to manage our exposure to catastrophes. Reductions in property and casualty business written in catastrophe-prone areas may have a negative impact on near-term business growth and results of operations.

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

Although we limit participation in our reinsurance programs to reinsurers with high financial strength ratings, our insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. In the case of the Florida Hurricane Catastrophe Fund (“FHCF”), financial deficits may require additional assessments against participating insurers. Additional coverage made available by the FHCF to the insurance industry, as was done for the 2007 contract period, could increase the likelihood of future assessments in periods following significant hurricane losses.

Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, the significant level of losses from hurricanes in 2005 and 2004 and the terrorist attacks of September 11, 2001 have had a significant adverse pricing impact on the reinsurance market.

If one of our insurance subsidiaries is unable to obtain adequate reinsurance at reasonable rates, that insurance subsidiary would have to increase its risk exposure and/or reduce the level of its underwriting commitments, which could have a material adverse effect upon the business volume and profitability of the subsidiary. Alternately, the insurance subsidiary could elect to pay the higher than reasonable rates for reinsurance coverage, which could have a material adverse effect upon its profitability until policy premium rates could be raised, in some cases subject to approval by state regulators, to incorporate this additional cost.

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

•

market fundamentals risk, which is the risk that there are changes in the market that can have an unfavorable impact on securities valuation such as availability of credit in the capital markets, re-pricing of credit risk, reduced market liquidity, and increased market volatility;

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

From time to time, we could also enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks. We cannot provide assurance that we will successfully structure those derivatives and hedges so as to effectively manage these risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our financial condition and results of operations.

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

Successful execution of our growth strategy is highly dependent on effective implementation of new technology solutions.

Our ability to effectively execute our growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components of that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and advanced disaster recovery capabilities, our ability to build upon this foundation and replace dated, single-function legacy systems with fully functional, flexible, maintainable and user-friendly technology solutions, including current efforts underway to replace major components of our property and casualty administrative system, will be necessary to achieve our plans. The inherent difficulty in implementing large technology solutions, coupled with the Company’s lack of experience in these types of endeavors, presents increased risk to delivering these technology solutions in a timely and cost-effective manner.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

HMEC’s home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling approximately 200,000 square feet which is owned by the Company. The Company also owns buildings with an aggregate of approximately 24,000 square feet at other locations in Springfield. The Company leases buildings in Springfield with an aggregate of approximately 91,000 square feet. In addition, the Company leases office space in other states related to claims and agency offices which are smaller in size. These properties, which are utilized by all of the Company’s operating segments, are adequate and suitable for the Company’s current and anticipated future needs.

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

	Market Price		Dividend Paid
Fiscal Period	High	Low
2007:
Fourth Quarter	$23.23	$16.08	$0.105
Third Quarter	22.11	17.61	0.105
Second Quarter	22.88	20.24	0.105
First Quarter	22.18	19.21	0.105
2006:
Fourth Quarter	$21.01	$17.75	$0.105
Third Quarter	19.70	16.36	0.105
Second Quarter	18.70	16.05	0.105
First Quarter	20.28	18.05	0.105

The payment of dividends in the future is subject to the discretion of the Board of Directors and will depend upon general business conditions, legal restrictions and other factors the Board of Directors of HMEC may deem to be relevant. See also “Business — Cash Flow”.

Stock Price Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2002 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/02	12/03	12/04	12/05	12/06	12/07
HMEC	$100	$94	$131	$133	$145	$139
S&P 500 Insurance Index	$100	$121	$130	$148	$164	$154
S&P 500 Index	$100	$128	$142	$149	$172	$182

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 19, 2008, the approximate number of holders of HMEC’s common stock was 3,500.

During 2007, options were exercised for the issuance of 240,352 shares, 0.6% of the Company’s common stock shares outstanding at December 31, 2006. The Company received $4.5 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, $96.3 million remained authorized for future repurchases of Horace Mann Educators Corporation’s Common Stock, par value $0.001, under the May 1999 authorization by the Company’s Board of Directors (the “Board”). At that time, the Company’s last repurchase of its common shares was in July 2000. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2007, on September 12, 2007, the Board authorized a new share repurchase program allowing repurchases up to $50.0 million and ended the May 1999 authorization. The new share repurchase program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. During the three months ended December 31, 2007, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
October 1 – October 31	—	—	—	$50.0 million
November 1 – November 30	519,200	$18.23	519,200	$40.5 million
December 1 – December 31	592,400	$19.05	592,400	$29.3 million

Total	1,111,600	$18.66	1,111,600	$29.3 million

Including additional shares of HMEC’s common stock repurchased through February 19, 2008, the Company completed the $50.0 million authorization described above, resulting in a total of 2,738,376 shares repurchased at an average cost of $18.28 per share.

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

a.) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our chief executive officer and our chief financial officer, determined that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.

c.) Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting

The information required by Item 308(b) of Regulation S-K is contained in the “Report of Independent Registered Public Accounting Firm” listed on page F-1 of this report.

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

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board member’s business conduct on behalf of the Company. The code of ethics is posted on the Company’s Web site, www.horacemann.com, under “Investor Relations — Corporate Governance”.

ITEM 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

(a)(2) The following financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 of this report:

Schedule I—Summary of Investments—Other than Investments in Related Parties.

Schedule II—Condensed Financial Information of Registrant.

Schedules III and VI Combined—Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

Schedule IV—Reinsurance.

(a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description
(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.	Description
(10) Material contracts:

10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

10.2*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

10.3*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.	Description
10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(c)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(g)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

Exhibit No.	Description
10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.10*	Summary of HMEC Non-Employee Director Compensation.

10.11*	Summary of HMEC Named Executive Officer Annualized Salary, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated May 22, 2007, filed with the SEC on May 25, 2007.

10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.12(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

Exhibit No.	Description
(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

(b)	See list of exhibits in this Item 15.

(c)	See list of financial statement schedules in this Item 15.

Copies of Form 10-K, Exhibits to Form 10-K, Horace Mann Educators Corporation’s Code of Ethics and charters of the committees of the Board of Directors are available through the Investor Relations section of the Company’s Internet Web site, www.horacemann.com. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, C-120, Springfield, Illinois 62715-0001.

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

Principal Executive Officer:	Directors:

/s/ Louis G. Lower II	/s/ Joseph J. Melone
Louis G. Lower II President, Chief Executive Officer and a Director	Joseph J. Melone, Chairman of the Board of Directors
/s/ Mary H. Futrell
Mary H. Futrell, Director

/s/ Stephen J. Hasenmiller
Principal Financial Officer:	Stephen J. Hasenmiller, Director

/s/ Peter H. Heckman	/s/ Jeffrey L. Morby
Peter H. Heckman Executive Vice President and Chief Financial Officer	Jeffrey L. Morby, Director

/s/ Charles A. Parker
Charles A. Parker, Director

Principal Accounting Officer:	/s/ Gabriel L. Shaheen
Gabriel L. Shaheen, Director

/s/ Bret A. Conklin	/s/ Roger J. Steinbecker
Bret A. Conklin Senior Vice President and Controller	Roger J. Steinbecker, Director

/s/ Charles R. Wright
Charles R. Wright, Director

Dated: February 28, 2008

H ORACE MANN EDUCATORS CORPORATION

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

•

The Company’s risk exposure to catastrophe-prone areas. Based on 2007 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana, South Carolina and Georgia.

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

•	The Company’s dated and complex information systems, which are difficult to upgrade and more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by pandemics or geopolitical acts such as terrorism, war or other similar events.

Executive Summary

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, retirement annuities and life insurance in the U.S. The Company markets its products primarily to K-12 educators and other employees of public schools and their families.

For 2007, the Company’s net income decreased $15.9 million compared to 2006, including a $9.3 million reduction in after tax realized investment gains. Consistent with management’s expectations and industry experience, the increase in property and casualty average loss costs per policy exceeded the increase in average premium per policy for the current accident period, which adversely impacted the combined ratio and net income. Compared to 2006, results in 2007 were positively impacted by a comparable level of favorable development of prior years’ property and casualty non-catastrophe reserves but were negatively impacted by the increased cost of the Company’s catastrophe reinsurance program. In 2007, catastrophe costs increased compared to 2006. Including all of these factors, the property and casualty combined ratio was 91.9% for 2007 compared to 87.6% for 2006. Annuity segment net income increased $4.4 million, or 33% compared to 2006, driven by double-digit growth in both the interest margin and contract charges earned. Life segment net income increased $2.8 million, or 19%, compared to a year earlier, reflecting growth in investment income and favorable mortality experience.

Premiums written and contract deposits increased 1% in 2007 compared to the prior year. As described in “Results of Operations for the Three Years Ended December 31, 2007 — Insurance Premiums and Contract Charges”, the third quarter 2007 expiration of an educator excess professional liability policy represented an $8.6 million decrease in premiums compared to 2006. Also, the additional costs associated with the Company’s property and casualty catastrophe reinsurance program in 2007 represented a $2.3 million decrease in premiums written compared to 2006. Property and casualty premiums written reflected a slight decrease as a result of these two unfavorable items along with a decrease in average automobile premium per policy partially offset by growth in average homeowners premium per policy and a slight increase in total policies in force. New automobile sales units in 2007 were comparable to 2006. This sales level, along with continued improvements in policy retention, resulted in increases in voluntary automobile policies in force compared to December 31, 2006. The automobile policies in force growth was driven primarily by an increase in educator policies. Annuity contract deposits for 2007 increased 4% compared to a year earlier, and life segment insurance premiums and contract deposits decreased 1% compared to 2006.

For the Company, and for the property and casualty insurance industry, catastrophe costs were significant in 2005 as reflected in the Company’s net income for that year. Net income in 2005 also reflected improvements in non-catastrophe underwriting results for the property and casualty segment which continued into 2006.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves, excluding the unprecedented hurricane losses experienced in 2005 and 2004, within a reasonable probability of other possible outcomes, may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million based on 2007 net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	December 31, 2007			December 31, 2006
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$77.3	$135.4	$212.7	$80.9	$140.2	$221.1
Automobile other	6.7	0.8	7.5	5.7	2.3	8.0
Homeowners	14.0	36.2	50.2	11.3	41.7	53.0
All other	3.5	32.3	35.8	3.7	32.0	35.7

Total	$101.5	$204.7	$306.2	$101.6	$216.2	$317.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2007, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income in 2007 by approximately $13.0 million, reflecting the emergence of favorable voluntary automobile severity trends in accident years 2005 and prior and favorable frequency trends in homeowners for accident year 2006. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table as of December 31, 2007 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves”.

Liabilities for Future Policy Benefits

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. Mortality and withdrawal assumptions for all policies have been based on actuarial tables which are consistent with the Company’s own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in a charge to income for the period in which the increase in reserves occurred. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At December 31, 2007, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between

$0.25 million and $0.35 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in “Results of Operations for the Three Years Ended December 31, 2007 — Amortization of Policy Acquisition Expenses and Intangible Assets”.

Valuation of Investments

Market valuations for the fixed maturity securities portfolio are based on prices provided by the Company’s custodian bank and its investment managers. Both the custodian bank and the investment managers use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio was priced through pricing services or index priced as of December 31, 2007. The remainder of the portfolio was priced by broker-dealers.

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security, or if the Company does not have the ability and intent to hold a debt security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

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

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to changes in interest rates, spread widening or market illiquidity where there exists a reasonable expectation that fair value will recover in a reasonable timeframe versus historical cost and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.

Valuation of Assets and Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to that date.

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 6.05% was used by the Company for estimating accumulated benefits under the plan at December 31, 2007, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve. The expected annual return on plan assets assumed by the Company at December 31, 2007 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2007

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2007	2006	Percent	Amount	2005
Property & casualty
Automobile and property (voluntary)	$530.6	$526.6	0.8%	$4.0	$535.2
Involuntary and other property & casualty	4.6	13.2	-65.2%	(8.6)	11.7

Total property & casualty	535.2	539.8	-0.9%	(4.6)	546.9
Annuity deposits	337.1	325.7	3.5%	11.4	320.1
Life	102.4	103.9	-1.4%	(1.5)	105.6

Total	$974.7	$969.4	0.5%	$5.3	$972.6

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2007	2006	Percent	Amount	2005
Property & casualty
Automobile and property (voluntary)	$525.1	$525.0	0.0%	$0.1	$538.8
Involuntary and other property & casualty	10.0	12.7	-21.3%	(2.7)	10.8

Total property & casualty	535.1	537.7	-0.5%	(2.6)	549.6
Annuity	21.8	19.7	10.7%	2.1	17.9
Life	97.4	96.5	0.9%	0.9	97.4

Total	$654.3	$653.9	0.1%	$0.4	$664.9

For 2007, the Company’s premiums written and contract deposits increased 0.5% compared to 2006, primarily reflecting growth in annuity deposits received partially offset by the decrease in other property and casualty premiums as described below. The additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $2.3 million decrease to premiums for 2007. For 2006, the Company’s premiums written and contract deposits decreased 0.3% compared to 2005. In 2006, the additional costs associated with the Company’s enhanced property and casualty catastrophe reinsurance program represented a $10.8 million decrease to that year’s premiums, compared to 2005, which offset growth in annuity deposits received. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 790 at December 31, 2007, reflecting a decrease of 6.8% compared to 848 agents at December 31, 2006. At December 31, 2005, the Company had 855 agents. Of the current period-end total, 221 agents were in their first 24 months with the Company, down 15.0% compared to December 31, 2006. The number of experienced agents in the agent force, 569, decreased 3.2% compared to December 31, 2006. At the time of this Annual Report on Form 10-K, management anticipates that over the next several quarters the agent count will decline modestly during the Company’s transition to its new Agency Business Model, with an increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new model.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through December 31, 2007, 196 of the agents at December 31, 2007 and all field sales management completed this training. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force”.

New automobile sales units in 2007 were comparable to the prior year. New homeowners sales units decreased 2.5% compared to 2006. Homeowners, and consequently auto, new business growth in 2007 has been negatively impacted by underwriting restrictions in Florida, reducing the 2007 growth rates for automobile and homeowners new sales units by approximately 2 percentage points and 7 percentage points, respectively. Annuity new business declined 10.2% compared to 2006, primarily reflecting a lower level of rollover deposits and sales of fixed indexed partner products. In 2006, annuity sales benefited from increased opportunities for rollover deposits in six states that had initiated programs allowing educators to privatize a portion of their state retirement funds. Life new business decreased 3.6% compared to 2006. For 2007, total new business sales decreased 7.6% compared to 2006. In total, exclusive agent sales for 2007 decreased 6.5% compared to 2006, reflecting the lower number of agents in the current period as well as a decrease in average overall productivity per agent, driven by a lower level of annuity sales and also impacted by the homeowners underwriting restrictions in Florida. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written increased 0.8%, or $4.0 million, in 2007, including the $2.3 million reduction due to the higher cost of catastrophe reinsurance in 2007. The automobile average written premium per policy decreased while the homeowners average premium increased in 2007 compared to 2006, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. At December 31, 2007, there were 535,000 voluntary automobile and 266,000 homeowners policies in force, for a total of 801,000 policies, compared to a total of 799,000 policies at December 31, 2006 and 797,000 at December 31, 2005.

Based on policies in force, the total property and casualty 12-month retention rate for new and renewal policies was 86% at December 31, 2007 and 2006 and 85% at December 31, 2005. For 2007, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2006.

Voluntary automobile premium written decreased 0.7% ($2.7 million) compared to 2006. In 2006, voluntary automobile premium written decreased 3.4% ($13.1 million) compared to 2005. In 2007, the growth in automobile policies in force offset approximately one-half of the decline in premiums written attributable to the decrease in average written premium per policy. Average written premium per policy and average earned premium per policy both decreased 3% compared to 2006. Average written premium per policy and average earned premium per policy also both decreased 3% in 2006, compared to 2005. Automobile policies in force at December 31, 2007 increased by 2,000 compared to December 31, 2006 which had increased by 2,000 compared to December 31, 2005, with the growth reflecting a steady increase in educator policies throughout the period.

Voluntary homeowners premium written increased 4.2% ($6.7 million) compared to 2006 including the higher amount of catastrophe reinsurance premiums described above. Homeowners premium written increased 2.9% ($4.5 million) compared to 2005 including catastrophe reinsurance costs which were greater in 2006. Homeowners average written premium per policy increased 6% in 2007 and 3% in 2006, while average earned premium per policy increased 4% in 2007 and 3% in 2006. Homeowners policies in force at December 31, 2007 were equal to December 31, 2006, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances.

The primary component of involuntary and other property and casualty premiums, which represented less than 2% of total property and casualty premiums for full year 2006, has been educator excess professional liability insurance purchased by the National Education Association (“NEA”) for all of its members. The NEA’s five-year contract to purchase this insurance from the Company expired on August 31, 2007 and represented approximately $8.6 million of premiums written in 2006, with approximately $0.7 million, or 1/12, of that premium earned each month during the September 2006 through August 2007 coverage period. The Company’s underwriting results from educator excess professional liability insurance have generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment.

Annuity deposits received increased 3.5% in 2007 and 1.7% in 2006, compared to the respective prior years. In 2007, scheduled annuity deposits increased 15.3% while single premium and rollover deposits decreased 12.1%, impacted by the industry-wide effect on 403(b) transfers of the transition to the new Internal Revenue Service (“IRS”) Section 403(b) regulations. In 2007, new deposits to variable accounts increased 8.2%, or $11.4 million, while new deposits to fixed accounts were equal to the prior year. In 2006, new deposits to fixed accounts increased 2.7%, or $4.9 million, compared to 2005, and new deposits to variable accounts increased 0.5%, or $0.7 million. In addition to external contractholder deposits, annuity new deposits include contributions and transfers for the 401(k) group annuity contract by the Company’s employees.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 903 authorized agents at December 31, 2007. During 2007, this channel generated $32.9 million in annualized new annuity sales for the Company compared to $38.7 million in 2006 and $35.4 in 2005. The decrease in 2007 was anticipated as management narrowed the focus of this channel to 403(b) and other tax-qualified business.

Total annuity accumulated cash value of $3.7 billion at December 31, 2007 increased 3.7% compared to a year earlier, reflecting the increase from new deposits received, continued favorable retention and modestly improved financial market performance over the 12 months. Total annuity accumulated cash value of $3.6 billion at December 31, 2006 increased 8.6% compared to year-end 2005, reflecting the increase from new business, continued favorable retention and improved financial market performance over the 12 months. At December 31, 2007, the number of annuity contracts outstanding of 167,000 increased 1.2%, or 2,000 contracts, compared to December 31, 2006 and increased 3.1%, or 5,000 contracts, compared to December 31, 2005.

Variable annuity accumulated balances were 4.5% higher at December 31, 2007 than at December 31, 2006 and annuity segment contract charges earned increased 10.7%, or $2.1 million, compared to 2006. Variable annuity accumulated balances were 12.1% higher at December 31, 2006 than at December 31, 2005 and annuity segment contract charges earned increased 10.1%, or $1.8 million, compared to the prior year.

Life segment premiums and contract deposits declined 1.4%, or $1.5 million, compared to 2006. Life segment premiums and contract deposits declined 1.6%, or $1.7 million, in 2006. The ordinary life insurance in force lapse ratio was 5.8% for the 12 months ended December 31, 2007 compared to 5.7% and 6.5% for the 12 months ended December 31, 2006 and 2005, respectively.

In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. In February 2006, the Company introduced Life by Design, a new portfolio of life insurance products. In March 2006, the Company introduced new fixed and variable annuity products and in May 2006, the Company added 12 additional investment options to its variable annuity products. See additional description of these products in “Business — Life Segment” and “Business — Annuity Segment”.

Net Investment Income

Pretax investment income of $223.8 million for 2007 increased 7.1%, or $14.8 million, (6.9%, or $9.8 million, after tax) compared to 2006. Pretax investment income of $209.0 million for 2006 increased 7.4%, or $14.4 million, (6.9%, or $9.2 million, after tax) compared to 2005. For both comparisons, the increase reflects growth in the size of the investment portfolio and a modest increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 4.6% over the past 12 months. The average pretax yield on the investment portfolio was 5.53% (3.76% after tax) for 2007, compared to a pretax yield of 5.40% (3.68% after tax) and 5.35% (3.66% after tax) for 2006 and 2005, respectively.

Net Realized Investment Gains and Losses

Net realized investment losses (pretax) were $3.4 million for 2007 compared to net realized investment gains of $10.9 million in 2006 and $9.8 in 2005. The net gains and losses in all periods were realized from ongoing investment portfolio management activity and recording of impairment charges.

The Company recorded impairment charges of $8.5 million, $0.1 million and $0.1 million in 2007, 2006 and 2005, respectively. In the fourth quarter of 2007, the Company recorded impairment charges of $5.9 million, $3.8 million of which was attributable to the Company’s one sub-prime residential mortgage-backed security, 2006 vintage, having a fair value of $1.1 million at December 31, 2007. The remaining $2.1 million of the impairment charge in the quarter was attributable to non-mortgage related securities, primarily corporate high yield bonds and preferred stocks, which the Company intended to sell. In the third quarter of 2007, the Company recorded impairment charges of $0.3 million related to fixed income securities from one issuer in the paper sector, and a portion of these securities were subsequently sold in October 2007. In the second quarter of 2007, the Company recorded impairment charges of $2.3 million from the home builder sector of its fixed income security portfolio, and these securities were subsequently sold in July 2007. In 2006, the $0.1 million impairment charge was recorded in the third quarter and related to one issuer, and the security was sold later in 2006 at the impaired value. In 2005, the impairment charge of $1.8 million related to securities from one automobile industry issuer. Net realized investment losses in 2007 included gains of $2.9 million from sales of securities for which impairment charges were recorded in 2002, while net realized investment gains in 2006 included $0.3 million from sales of securities for which impairment charges were recorded in the fourth quarter of 2005. Gains realized in 2005 included $1.9 million from sales of securities for which impairment charges were recorded in

2003. Net realized investment losses and gains in 2007 and 2006 also included $0.3 million and $5.1 million, respectively, of litigation proceeds on previously impaired WorldCom, Inc. debt securities.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of December 31, 2007 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings and the sectors of the equity securities holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain (Loss)
Fixed Maturity Securities
Corporate
Banking and Finance	49	$308.0	$314.3	$(6.3)
Energy	50	265.3	263.1	2.2
Utilities	27	190.2	190.5	(0.3)
Telecommunications	23	185.8	180.7	5.1
Health Care	34	148.9	149.6	(0.7)
Insurance	20	82.6	82.7	(0.1)
Transportation	13	75.2	76.2	(1.0)
Automobiles	12	64.6	63.3	1.3
Metal and Mining	12	61.9	63.2	(1.3)
Food, Beverage and Tobacco	15	61.3	61.5	(0.2)
All Other Corporates (1)	145	437.9	437.8	0.1

Total corporate	400	1,881.7	1,882.9	(1.2)
Mortgage-backed securities
U.S. government and federally sponsored agencies	429	911.4	910.4	1.0
Other	50	185.5	188.7	(3.2)
Municipal bonds	173	541.1	535.1	6.0
Government bonds
U.S.	8	246.5	244.0	2.5
Foreign	6	15.9	14.4	1.5
Collateralized debt obligations (2)	7	17.2	21.0	(3.8)
Asset-backed securities	17	73.7	73.8	(0.1)

Total fixed maturity securities	1,090	$3,873.0	$3,870.3	$2.7

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	26	$54.4	$58.8	$(4.4)
U.S. federally sponsored agencies	2	11.6	12.9	(1.3)
Insurance	7	8.5	9.1	(0.6)
Real estate	8	4.8	5.5	(0.7)
Utilities	3	4.0	4.1	(0.1)
Common stocks
Cable	3	2.8	3.7	(0.9)
Technology and other	2	0.4	*	0.4

Total equity securities	51	$86.5	$94.1	$(7.6)

Total	1,141	$3,959.5	$3,964.4	$(4.9)

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Broadcasting and media; defense; cable; technology; real estate; and retail represented $288.0 million of fair value at December 31, 2007, with the remaining 12 classifications each representing less than $34 million.

(2)	$16.1 million of the fair value of the collateralized debt obligation securities was rated investment grade by Standard and Poor’s Corporation and/or Moody’s Investors Service, Inc. at December 31, 2007.

At December 31, 2007, the Company’s diversified fixed maturity securities portfolio consisted of 1,437 investment positions, issued by 1,090 entities, and totaled approximately $3.9 billion in fair value. This portfolio was 94.9% investment grade, based on fair value, with an average quality rating of AA-. At December 31, 2007, the Company had limited exposure to subprime and “Alt-A” mortgage loans. As disclosed above, the Company had one subprime mortgage loan with a fair value of $1.1 million at December 31, 2007. The characteristics of the Company’s sub-prime mortgage loan, a collateralized debt obligation, include the following: low average Fair Isaac Credit Organization (“FICO”) score (less than 650), high weighted average coupon relative to other mortgage-backed securities of similar loan age and issue date, high prepayment penalties, and a high percentage of hybrid loans or negative amortizing loans. The “Alt-A” mortgage loan exposure was a total fair value of approximately $8.4 million, with an unrealized loss of approximately $0.1 million at December 31, 2007, of which $4.6 million was acquired in 2003, $0.8 million was acquired in 2004 and $3.0 million was acquired in the fourth quarter of 2007. The characteristics of the Company’s “Alt-A” mortgage loans include the following: low average FICO score (less than 680), borrowers meet Fannie Mae and Freddie Mac standards for credit scores but might not meet standard guidelines for documentation requirements, property type, and debt ratio or loan-to-value ratio. At the time of this Annual Report on Form 10-K, management does not anticipate any additional other-than-temporary impairments of these securities.

At December 31, 2007, the Company had $541.1 million fair value invested in municipal bonds, primarily in the portfolios of the property and casualty insurance subsidiaries, with an unrealized gain of $6.0 million. The overall credit quality of these securities was AAA, with approximately 65% of the value insured at December 31, 2007. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at December 31, 2007.

At December 31, 2007, the total portfolio had $60.5 million pretax of gross unrealized losses related to 733 positions. At December 31, 2006, the portfolio had $43.8 million pretax of total gross unrealized losses related to 538 positions. The following table provides information regarding fixed maturity securities and equity securities that had an unrealized loss at December 31, 2007, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of December 31, 2007

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
6 Months or less	103	$284.6	$288.5	$(3.9)
7 through 12 months	101	379.6	399.4	(19.8)
13 through 24 months	41	155.9	161.9	(6.0)
25 through 36 months	137	643.5	655.7	(12.2)
37 through 48 months	35	150.7	152.6	(1.9)
Greater than 48 months	11	53.0	55.1	(2.1)

Total	428	$1,667.3	$1,713.2	$(45.9)

Non-investment grade
6 Months or less	75	$37.9	$39.0	$(1.1)
7 through 12 months	101	68.4	71.7	(3.3)
13 through 24 months	27	14.7	15.7	(1.0)
25 through 36 months	29	14.0	14.7	(0.7)
37 through 48 months	6	1.4	1.4	*
Greater than 48 months	—	—	—	—

Total	238	$136.4	$142.5	$(6.1)

Not rated, all greater than 48 months	4	$0.6	$0.6	*

Total fixed maturity securities	670	$1,804.3	$1,856.3	$(52.0)

Equity Securities
Investment grade
6 Months or less	58	$55.9	$61.1	$(5.2)
7 through 12 months	—	—	—	—
13 through 24 months	1	4.1	4.5	(0.4)
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	1	1.8	2.7	(0.9)

Total	60	$61.8	$68.3	$(6.5)

Non-investment grade, all 6 months or less	1	$1.6	$2.5	$(0.9)

Not rated
6 Months or less	1	$0.5	$0.7	$(0.2)
7 through 12 months	1	1.7	2.6	(0.9)
Greater than 12 months	—	—	—	—

Total	2	$2.2	$3.3	$(1.1)

Total equity securities	63	$65.6	$74.1	$(8.5)

Total fixed maturity securities and equity securities	733	$1,869.9	$1,930.4	$(60.5)

*	Less than $0.1 million.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, no single issuer had a pretax unrealized loss greater than $2.2 million. Five securities were trading below 80% of book value at December 31, 2007. Three of these securities are structured securities which were priced below 80% due to the illiquidity of the market. The other two securities are equities. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2007 — which was largely driven by changes in interest rates, spread widening and market illiquidity — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2007. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2007	2006	Percent	Amount	2005
Property and casualty	$360.4	$340.6	5.8%	$19.8	$398.0
Annuity	0.2	1.1	-81.8%	(0.9)	0.8
Life	47.9	47.0	1.9%	0.9	43.9

Total	$408.5	$388.7	5.1%	$19.8	$442.7

Property and casualty catastrophe losses, included above (1)	$23.6	$19.2	22.9%	$4.4	$59.3

(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2007	2006	2005
Incurred claims and claim expenses:
Claims occurring in the current year	$380.4	$359.8	$411.1
Decrease in estimated reserves for claims occurring in prior years (1) (2)	(20.0)	(19.2)	(13.1)

Total claims and claim expenses incurred	$360.4	$340.6	$398.0

Property and casualty loss ratio:
Total	67.4%	63.3%	72.4%
Effect of catastrophe costs, included above (2)	4.4%	3.6%	11.9%

(1)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(2)	(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2007	2006	2005
Three months ended
March 31	$(5.5)	$(4.0)	$—
June 30	(5.6)	(8.1)	(1.6)
September 30	(3.7)	(5.1)	(6.2)
December 31	(5.2)	(2.0)	(5.3)

Total full year	$(20.0)	$(19.2)	$(13.1)

Property and casualty catastrophe losses were incurred as follows:
Three months ended
March 31	$2.5	$3.0	$1.6
June 30	4.9	8.4	2.4
September 30	10.3	7.2	35.5
December 31	5.9	0.6	19.8

Total full year	$23.6	$19.2	$59.3

The year ended December 31, 2006 included development of prior years’ reserves for catastrophe losses, recorded in the second quarter, in captions related to catastrophe losses/costs as well as captions related to prior years’ reserve development as follows: total property and casualty, unfavorable development of $1.4 million; voluntary automobile, favorable development of $1.5 million; and total property, unfavorable development of $2.9 million.

In 2007, the Company’s benefits, claims and settlement expenses increased compared to 2006, including a decrease in estimated reserves for property and casualty claims occurring in prior years, more than offset by a modest increase in property and automobile claim frequencies for the current accident period, consistent with industry experience, and an increase in catastrophe losses. In 2006, the Company’s benefits, claims and settlement expenses decreased compared to 2005, primarily reflecting a decrease in catastrophe losses, the decrease in estimated reserves for property and casualty claims occurring in prior years and favorable 2006 accident year voluntary automobile claim frequency. While 2005 catastrophe losses reflected a significant impact from hurricanes, 2007 and 2006 reflected higher non-hurricane catastrophe losses, including Minnesota hail storms in 2006, California wildfires in 2007, and non-hurricane wind damage in both years. In 2007, the current period favorable development of prior years’ reserves of $20.0 million was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and 2005, being below the level anticipated in the December 31, 2006 loss reserve estimate for both the voluntary automobile and homeowners lines of business. The favorable development was driven primarily by emerging claim trends related to voluntary automobile claim severity and homeowners claim frequency. Favorable development of prior years’ property and casualty reserves totaled $19.2 million and $13.1 million in 2006 and 2005, respectively. Catastrophe losses in 2006 included $1.4 million of adverse development of prior years’ catastrophe loss reserves, primarily due to increases in ultimate net settlement cost related to two third quarter 2005 events: a severe hail storm in Minnesota and Hurricane Katrina.

For 2007, the voluntary automobile loss ratio of 69.7% increased by 4.4 percentage points compared to 2006, including a 1.4 percentage point increase due to the lower level of favorable development of prior years’ non-catastrophe reserves in 2007 and a 0.4 percentage point increase compared to the favorable prior years’ catastrophe reserve development recorded in 2006. The homeowners loss ratio of 60.4% for 2007 increased 4.8 percentage points compared to 2006, primarily reflecting the increase in 2007 accident year claim frequencies and the higher level of catastrophe costs partially offset by the higher level of favorable development of prior years’ reserves recorded in 2007. Catastrophe costs represented 13.6 percentage points of the homeowners loss ratio for 2007 compared to 11.2 percentage points for 2006 — including adverse development of prior years’ catastrophe reserves in 2006 — an increase of 2.4 percentage points. The $2.3 million increase in ceded premium in 2007 related to the Company’s catastrophe reinsurance program added approximately 0.8 percentage point to the homeowners loss ratio for 2007. For 2005, the voluntary automobile loss ratio was 68.2% and the homeowners loss ratio was 80.5%, including 37.9 percentage points due to catastrophe costs.

For the annuity segment, benefits for 2007 decreased $0.9 million compared to 2006 and the 2006 amount was comparable to 2005. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was less than $0.1 million at December 31, 2007, compared to $0.7 million at both December 31, 2006 and 2005. The decrease at December 31, 2007 was primarily the result of a reserve refinement.

For the life segment, benefits were comparable in 2007 and 2006 after increasing in 2006 compared to 2005, reflecting higher mortality costs in 2006. Life mortality experience was favorable in 2007.

Interest Credited to Policyholders

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2007	2006	Percent	Amount	2005
Annuity	$90.0	$86.5	4.0%	$3.5	$81.5
Life	37.2	36.0	3.3%	1.2	34.4

Total	$127.2	$122.5	3.8%	$4.7	$115.9

Compared to 2006, the 2007 increase in annuity segment interest credited reflected a 4.7% increase in average accumulated fixed deposits, partially offset by a 3 basis point decline in the average annual interest rate credited to 4.34%. Compared to 2005, the 2006 increase in annuity segment interest credited reflected a 6.8% increase in average accumulated fixed deposits, partially offset by a 3 basis point decline in the average annual interest rate credited to 4.37%. Life insurance interest credited increased in both 2007 and 2006 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the years ended December 31, 2007, 2006 and 2005 were 143 basis points, 126 basis points and 128 basis points, respectively.

As of December 31, 2007, fixed annuity account values totaled $2.2 billion, including $1.9 billion of deferred annuities. Approximately 18% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 71% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 17 basis points compared to 2006, due to improvements in the Company’s investment portfolio yield and continued slight decreases in interest crediting rates. Compared to 2005, the annuity net interest spread decreased by 2 basis points in 2006.

Operating Expenses

In 2007, operating expenses decreased 1.5%, or $2.1 million, compared to 2006. A significant portion of the variance amounts between periods was due to the Company’s expense control initiatives, which helped mitigate the impact of increased strategic investments in distribution and technology initiatives in 2007, and a litigation settlement charge in 2006. In 2006, operating expenses decreased 1.6%, or $2.1 million, compared to 2005, primarily reflecting benefits from the Company’s expense control initiatives. The property and casualty expense ratio of 24.5% for 2007 increased 0.2 percentage point compared to 2006, including the effect on this ratio of a reduced level of premiums earned. The property and casualty expense ratio was 23.2% in 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which requires companies to recognize compensation cost for share-based compensation plans, determined based on the fair value at the grant dates. The Company recognized $1.1 million and $0.7 million in expense for 2007 and 2006, respectively, as a result of the vesting of stock options during the respective periods.

Amortization of Policy Acquisition Expenses and Intangible Assets

For 2007, the combined amortization of policy acquisition expenses and intangible assets was $81.1 million compared to $80.1 million recorded in 2006 and $76.6 million recorded in 2005.

Amortized policy acquisition expenses were $75.7 million for 2007 compared to $74.0 million and $71.5 million for the years ended December 31, 2006 and 2005, respectively. The December 31, 2007 valuation of annuity deferred policy acquisition costs resulted in an increase in amortization of $1.2 million compared to a $0.5 million increase in amortization resulting from a similar valuation at December 31, 2006. For the life segment, the December 31, 2007 and 2006 valuations of deferred policy acquisition costs resulted in increases in amortization of $0.2 million and $0.6 million, respectively. The December 31, 2005 valuations of annuity and life deferred policy acquisition costs resulted in an increase of $1.8 and a decrease of $0.7 million, respectively. The remaining increases in amortized policy acquisition costs were due to scheduled amortization of capitalized costs.

Amortization of intangible assets was $5.4 million, $6.1 million and $5.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The December 31, 2007 valuation of Annuity VIF resulted in a $0.2 million increase in amortization compared to a $0.7 million increase at December 31, 2006 and a $0.2 million decrease at December 31, 2005.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains, was 29.3%, 29.7% and 17.8% for the years ended December 31, 2007, 2006 and 2005, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.4, 5.6 and 8.0 percentage points for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million as a result of closing tax years 1996 through 2001 with favorable resolution of the contingent tax liabilities. The Company also received interest on income tax refunds of $1.4 million, which was recorded by the Company as pretax income in the second quarter of 2005. No similar reductions to federal income tax expense were recorded in 2007 or 2006.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2007, the Company had income tax returns for the 2002 through 2006 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2002, 2004 and 2005. The Company has recorded $5.3 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For 2007, the Company’s net income decreased $15.9 million compared to 2006, including a $9.3 million reduction in after tax realized investment gains. Consistent with management’s expectations and industry experience, the increase in property and casualty average loss costs per policy exceeded the increase in average premium per policy for the current accident period, which adversely impacted the combined ratio and net income. Compared to 2006, results in 2007 were positively impacted by a comparable level of favorable development of prior years’ property and casualty non-catastrophe reserves but were negatively impacted by the increased cost of the Company’s catastrophe reinsurance program. In 2007, catastrophe costs increased compared to 2006. Including all of these factors, the property and casualty combined ratio was 91.9% for 2007 compared to 87.6% for 2006. Annuity segment net income increased $4.4 million, or 33% compared to 2006, driven by double-digit growth in both the interest margin and contract charges earned. Life segment net income increased $2.8 million, or 19%, compared to a year earlier, reflecting growth in investment income and favorable mortality experience.

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

For 2005, the Company’s net income was significantly affected by catastrophe costs, which were somewhat offset by favorable non-catastrophe property and casualty results driven by tightened underwriting standards and pricing actions taken in recent years, ongoing improvements in claims processes, cost containment initiatives and generally favorable non-catastrophe claims frequency trends. Net income in 2005 also benefited from favorable development of prior years’ property and casualty claim reserves and the favorable resolution of tax liabilities for prior years, as described above.

Net income by segment and net income per share were as follows:

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2007	2006	Percent	Amount	2005
Analysis of net income (loss) by segment:
Property and casualty	$61.2	$74.3	-17.6%	$(13.1)	$45.0
Annuity	17.6	13.2	33.3%	4.4	15.1
Life	17.3	14.5	19.3%	2.8	13.4
Corporate and other (1)	(13.3)	(3.3)	N.M.	(10.0)	3.8

Net income	$82.8	$98.7	-16.1%	$(15.9)	$77.3

Effect of catastrophe costs, after tax, included above	$(15.3)	$(12.9)	18.6%	$(2.4)	$(45.0)

Diluted:
Net income per share	$1.86	$2.19	-15.1%	$(0.33)	$1.67

Weighted average number of shares and equivalent shares (in millions)	44.6	45.8	-2.6%	(1.2)	47.9
Property and casualty combined ratio:
Total	91.9%	87.6%	N.M.	4.3%	95.6%
Effect of catastrophe costs, included above	4.4%	3.6%	N.M.	0.8%	12.3%

N.M.- Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three years ended December 31, 2007, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the 2007 decline in net income compared to 2006 was due primarily to net realized investment losses in 2007, compared to net realized investment gains in 2006, and an increase in debt interest expense. The decline in net income for the corporate and other segment in 2006 was due primarily to the $5.5 million reduction in federal income tax expense in 2005 from the elimination of the contingent tax liability for the 1996 through 2001 tax years as well as the 2006 increase in debt interest expense.

Return on shareholders’ equity based on net income was 12%, 17% and 13% for the years ended December 31, 2007, 2006 and 2005, respectively.

Effective January 1, 2007, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” which did not have a material effect on the results of operation or financial position of the Company.

At the time of this Annual Report on Form 10-K, based on the underlying results for the full year 2007, management estimates that 2008 full year net income before realized investment gains and losses will be within a range of $1.70 to $1.90 per diluted share. This projection anticipates (1) a modest increase in property and casualty combined ratios, pressured by recent, industry-wide claims frequency trends, (2) a moderate decline in annuity and life profit margins, following a year of strong, double-digit earnings growth in 2007 and in anticipation of continued volatility in the financial markets, (3) a reduced level of cost savings in 2008 from postretirement benefit plan changes made in 2006, and (4) the completion of the Company’s current $50 million share repurchase authorization in the first quarter of 2008. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2007, 2006 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2007 — Net Realized Investment Gains and Losses”, “Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2007, net cash provided by operating activities increased compared to 2006, primarily reflecting an increase in investment income collected.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for the share repurchase program also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2008 without prior approval are approximately $93 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

Investing Activities

HMEC’s insurance subsidiaries maintain significant investments in fixed maturity securities to meet future contractual obligations to policyholders. In conjunction with its management of liquidity and other asset/liability management objectives, the Company, from time to time, will sell fixed maturity securities prior to maturity and reinvest the proceeds in other investments with different interest rates, maturities or credit characteristics. Accordingly, the Company has classified the entire fixed maturity securities and equity securities portfolios as “available for sale”.

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company’s common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities.

On May 14, 2007, pursuant to provisions of the indenture, the Company redeemed all of its outstanding 1.425% Senior Convertible Notes (“Senior Convertible Notes”), $68.6 million aggregate principal amount, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, issuance of which occurred in 2006. The aggregate cost of the redemption was $32.6 million.

During 2007, the Company repurchased 1,111,600 shares of its common stock, or 2.6% of the outstanding shares on December 31, 2006, at an aggregate cost of $20.7 million, or an average cost of $18.66 per share, under its stock repurchase program, which is further described in “Notes to Consolidated Financial Statements — Note 5 — Shareholders’ Equity and Stock Options”. The repurchase of shares was financed through use of cash. As of December 31, 2007, $29.3 million remained authorized for future share repurchases. See also “Liquidity and Financial Resources — Capital Resources”.

For the year ended December 31, 2007, receipts from annuity contracts increased 3.5% compared to 2006. Annuity contract benefits and withdrawals increased $45.4 million, or 30.3%, compared to 2006. Cash value retentions for variable and fixed annuity options were 90.9% and 91.6%, respectively, for the year ended December 31, 2007. Net transfers to variable annuity accumulated cash values increased $24.1 million, or 20.0%, compared to 2006.

Contractual Obligations

	Payments Due By Period As of December 31, 2007
	Total	Less Than 1 Year (2008)(1)	1 - 3 Years (2009 and 2010)	3 - 5 Years (2011 and 2012)	More Than 5 Years (2013 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$3,556.4	$141.8	$308.7	$321.2	$2,784.7
Supplemental contracts (1)	324.7	39.0	62.6	47.4	175.7
Life insurance policies (1)	2,225.2	75.2	157.7	159.0	1,833.3
Property and casualty claims and claim adjustment expenses (1)	306.2	164.4	109.1	25.8	6.9
Short-term Debt Obligations (2):
Bank Credit Facility (expires December 19, 2011)	—	—	—	—	—
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	109.0	4.5	9.1	9.1	86.3
Senior Notes Due April 15, 2016	197.8	8.6	17.1	17.1	155.0
Operating lease obligations (3)	5.7	2.8	2.8	0.1	—
Purchase obligations	4.7	4.7	—	—	—

Total	$6,729.7	$441.0	$667.1	$579.7	$5,041.9

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.

(2)	Includes principal and interest.

(3)	The Company has entered into various operating lease agreements, primarily for real estate (agency and claims offices across the country and portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments—Life and Annuity Segments

The following table duplicates information above and summarizes the Company’s life and annuity contractual obligations and commitments as of December 31, 2007 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2007
	Total	Less Than 1 Year (2008)	1 - 3 Years (2009 and 2010)	3 - 5 Years (2011 and 2012)	More Than 5 Years (2013 and beyond)
Fixed annuities and fixed option of variable annuities	$3,556.4	$141.8	$308.7	$321.2	$2,784.7
Supplemental contracts	324.7	39.0	62.6	47.4	175.7
Life insurance	2,225.2	75.2	157.7	159.0	1,833.3

Total	$6,106.3	$256.0	$529.0	$527.6	$4,793.7

A significant portion of policy contract benefits to be paid do not have stated contractual maturity dates and may not result in any ultimate payment obligation. Amounts reported herein represent estimated undiscounted cash flows out of the Company’s general account related to death, surrender, annuity and other benefit payments under policy contracts in force at December 31, 2007. Separate account payments are not reflected herein due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk of such deposits. Estimated payment amounts reported herein were developed based on review of historical results experienced by the Company and the related contractual provisions. Significant assumptions incorporated in the reported amounts include: future policy lapse rates (including the impact of customer decisions to make future premium payments to keep the related policies in force), coverage levels remaining unchanged from those provided under contracts in force at December 31, 2007, future interest crediting rates, and the estimated timing of payments. Actual amounts will vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

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

The following table includes estimated future claims and claims related payments at December 31, 2007. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2007
	Total	Less Than 1 Year (2008)	1 - 3 Years (2009 and 2010)	3 - 5 Years (2011 and 2012)	More Than 5 Years (2013 and beyond)
Claims and claim adjustment expenses	$306.2	$164.4	$109.1	$25.8	$6.9

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

The total capital of the Company was $892.8 million at December 31, 2007, including $199.5 million of long-term debt and no short-term debt outstanding. Total debt represented 22.3% of total capital excluding unrealized investment gains and losses (also 22.3% including unrealized investment gains and losses) at December 31, 2007, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $693.3 million at December 31, 2007, including a net unrealized loss in the Company’s investment portfolio of $2.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $800.0 million and $18.94, respectively, at December 31, 2007. Book value per share was $16.41 at December 31, 2007 ($16.47 excluding investment fair value adjustments).

In September 2007, HMEC’s Board of Directors authorized a new $50 million share repurchase program and ended the May 1999 authorization. The new program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. As of December 31, 2007, 1,111,600 shares, or 2.6% of the outstanding shares on December 31, 2006, were repurchased under the new program, at an aggregate cost of $20.7 million, or an average cost of $18.66 per share. See also “Notes to Consolidated Financial Statements — Note 5 — Share Repurchase Program and Treasury Shares”. Including additional shares repurchased through February 19, 2008, the Company completed the $50.0 million authorized by the new program, resulting in a total of 2,738,376 shares repurchased at an average cost of $18.28 per share.

As of December 31, 2007, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report.

The Senior Notes due 2015 have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2007, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements — Note 4 — Debt” listed on page F-1 of this report.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2007, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2007.

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

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2007, 2006 and 2005 was 1.8x, 2.0x and 1.8x, respectively. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 9.3x, 11.7x and 11.6x for the years ended December 31, 2007, 2006 and 2005, respectively.

Total shareholder dividends were $18.4 million for the year ended December 31, 2007. In March, May, September and December 2007, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance”.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment”.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best. These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of February 19, 2008 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)			Debt Ratings (Outlook)

As of February 19 , 2008
S&P (1)	A	(stable	)	BBB	(stable	)
Moody’s (1)	A3	(stable	)	Baa3	(stable	)
A.M. Best	A-	(stable	)	bbb-	(stable	)

(1)	This agency has not yet rated Horace Mann Lloyds.

The ratings above were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for 2006.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2007 — Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2007 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2007, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the life and annuity business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2007 — Net Realized Investment Gains and Losses” and “Business — Investments”.

The Company’s life and annuity earnings are affected by the spreads between interest yields on investments and rates credited or accruing on life and fixed annuity insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2007 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration interest-sensitive life and annuity liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2007, the duration of both the fixed income securities portfolio and the Company’s insurance liabilities was estimated to be approximately 5 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2007, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $16 million after tax, or 2% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $42 million after tax, or 6% of shareholders’ equity. At December 31, 2006, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $17 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $42 million after tax, or 6% of shareholders’ equity. In each case, these changes in interest rates assume a parallel shift in the yield curve.

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

Recent Accounting Changes

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, which for the Company is January 1, 2008. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments, as defined in SFAS No. 159, at fair value. Changes in unrealized gains and losses on items for which the fair value option has been elected would be reported in earnings at each subsequent reporting date and upfront costs and fees related to those items would be reported in earnings as incurred and not deferred. At adoption, for those financial assets and financial liabilities which management has elected to carry at fair value, an entity would report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Management does not anticipate electing to measure any additional eligible financial assets or financial liabilities at fair value and as a result, this SFAS is not expected to have an effect on the results of operations or financial position of the Company.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Generally, the provisions of this statement are to be applied prospectively as of the beginning of the fiscal year of adoption. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements and its adoption will not affect the results of operations or financial position of the Company. The Company will implement the expanded disclosure requirements of SFAS No. 157 beginning in 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are disclosed at fair value in the financial statements on a non-recurring basis. The FSP does not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually.

The Pension Protection Act of 2006

In the third quarter of 2006, the federal government enacted the Pension Protection Act of 2006 (the “Act”) which changes the manner in which pension funding is determined. The new rules are effective for funding beginning in 2008. Management does not expect the Act to have a material impact on the Company’s funding activity.

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of December 31, 2007. The Company’s obligations have not changed as a result of these developments.

Other Matters

Ariel Capital Management, Inc., HMEC’s largest shareholder with 15.2% of the common shares outstanding per their SEC filing on Form 13G as of December 31, 2007, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers.

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

REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

Horace Mann Educators Corporation

The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 have been prepared by management, who is responsible for their integrity and reliability. The statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include some amounts that are based upon management’s best estimates and judgements. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. The financial information contained elsewhere in this Annual Report on Form 10-K is consistent with that contained in the consolidated financial statements.

Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits derived therefrom. A professional staff of internal auditors reviews on an ongoing basis the related internal control system design, the accounting policies and procedures supporting this system and compliance therewith. Management believes this system of internal control effectively meets its objective of reliable financial reporting. See also “Management’s Annual Report on Internal Control Over Financial Reporting” included in “Item 9A. Controls and Procedures” listed in the Index to this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, effective January 1, 2007. As discussed in Note 6 to the consolidated financial statements, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109, effective January 1, 2007. As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois

February 28, 2008

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2007, $3,795,665; 2006, $3,511,034)	$3,798,343	$3,530,658
Fixed maturity securities on loan (amortized cost 2007, $74,599; 2006, $291,144)	74,658	289,524

Total fixed maturities	3,873,001	3,820,182
Equity securities, available for sale, at fair value (amortized cost 2007, $94,083; 2006, $19,018)	86,548	20,029
Short-term and other investments	143,990	162,283
Short-term investments, loaned securities collateral	76,711	299,722

Total investments	4,180,250	4,302,216
Cash	13,209	13,438
Accrued investment income and premiums receivable	101,427	107,590
Deferred policy acquisition costs	261,789	249,377
Goodwill	47,396	47,396
Value of acquired insurance in force	5,380	10,523
Other assets	87,652	104,533
Separate Account (variable annuity) assets	1,562,210	1,494,614

Total assets	$6,259,313	$6,329,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,014,211	$1,944,675
Interest-sensitive life contract liabilities	663,087	641,252
Unpaid claims and claim expenses	315,382	326,661
Future policy benefits	188,117	185,747
Unearned premiums	202,527	203,017

Total policy liabilities	3,383,324	3,301,352
Other policyholder funds	138,470	142,832
Liability for securities lending agreements	76,850	298,494
Other liabilities	205,696	203,332
Short-term debt	—	—
Long-term debt	199,485	231,982
Separate Account (variable annuity) liabilities	1,562,210	1,494,614

Total liabilities	5,566,035	5,672,606

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2007, 60,855,455; 2006, 60,594,626	61	61
Additional paid-in capital	353,841	347,873
Retained earnings	698,539	634,110
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(2,621)	11,070
Net funded status of pension and other postretirement benefit obligations	(3,217)	(3,456)
Treasury stock, at cost, 2007, 18,614,971 shares; 2006,17,503,371 shares	(353,325)	(332,577)

Total shareholders’ equity	693,278	657,081

Total liabilities and shareholders’ equity	$6,259,313	$6,329,687

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Insurance premiums and contract charges earned	$654,257	$653,922	$664,939
Net investment income	223,762	209,009	194,632
Net realized investment gains (losses)	(3,418)	10,876	9,841
Other income	12,404	12,035	10,899

Total revenues	887,005	885,842	880,311

Benefits, losses and expenses
Benefits, claims and settlement expenses	408,490	388,735	442,717
Interest credited	127,247	122,478	115,861
Policy acquisition expenses amortized	75,659	73,998	71,463
Operating expenses	139,099	141,117	142,204
Amortization of intangible assets	5,379	6,078	5,141
Interest expense	14,060	13,143	8,881

Total benefits, losses and expenses	769,934	745,549	786,267

Income before income taxes	117,071	140,293	94,044
Income tax expense	34,283	41,585	16,771

Net income	$82,788	$98,708	$77,273

Earnings per share
Basic	$1.92	$2.29	$1.80

Diluted	$1.86	$2.19	$1.67

Weighted average number of shares and equivalent shares
Basic	43,145,163	43,011,980	42,912,630
Diluted	44,610,496	45,773,167	47,884,739
Comprehensive income
Net income	$82,788	$98,708	$77,273
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(13,691)	(17,376)	(57,426)
Change in net funded status of pension and other postretirement benefit obligations	239	(3,456)	—
Change in minimum pension liability adjustment	—	14,301	691

Other comprehensive loss	(13,452)	(6,531)	(56,735)

Total	$69,336	$92,177	$20,538

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Common stock
Beginning balance	$61	$60	$60
Options exercised, 2007, 240,352 shares; 2006, 114,400 shares; 2005, 124,624 shares	—	1	—
Conversion of Director Stock Plan units, 2007, 18,362 shares; 2006, 761 shares; 2005, 761 shares	—	—	—
Conversion of restricted stock units, 2007, 2,115 shares; 2006, 4,066 shares; 2005, 0 shares	—	—	—

Ending balance	61	61	60

Additional paid-in capital
Beginning balance	347,873	345,251	343,178
Options exercised and conversion of Director Stock Plan units and restricted stock units	4,866	1,966	2,073
Share-based compensation expense	1,102	656	—

Ending balance	353,841	347,873	345,251

Retained earnings
Beginning balance	634,110	553,712	494,665
Net income	82,788	98,708	77,273
Cash dividends, $0.42 per share	(18,359)	(18,310)	(18,226)

Ending balance	698,539	634,110	553,712

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	7,614	14,145	70,880
Change in net unrealized gains and losses on fixed maturities and equity securities	(13,691)	(17,376)	(57,426)
Change in net funded status of pension and other postretirement benefit obligations	239	(3,456)	—
Change in minimum pension liability adjustment	—	14,301	691

Ending balance	(5,838)	7,614	14,145

Treasury stock, at cost
Beginning balance, 17,503,371 shares	(332,577)	(332,577)	(332,577)
Purchase of 1,111,600 shares in 2007	(20,748)	—	—

Ending balance, 2007,18,614,971 shares; 2006 and 2005, 17,503,371 shares	(353,325)	(332,577)	(332,577)

Shareholders’ equity at end of period	$693,278	$657,081	$580,591

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows - operating activities
Premiums collected	$664,133	$660,223	$683,505
Policyholder benefits paid	(449,519)	(437,006)	(482,753)
Policy acquisition and other operating expenses paid	(212,115)	(216,760)	(221,790)
Federal income taxes recovered (paid)	(15,016)	(15,409)	1,096
Investment income collected	225,877	208,356	192,373
Interest expense paid	(13,772)	(11,150)	(8,275)
Contribution to defined benefit pension plan trust fund	—	(6,450)	(4,514)
Other	2,057	4,002	5,524

Net cash provided by operating activities	201,645	185,806	165,166

Cash flows - investing activities
Fixed maturities
Purchases	(1,389,677)	(961,646)	(984,433)
Sales	776,421	525,990	467,653
Maturities, paydowns, calls and redemptions	538,989	285,858	258,637
Net cash (used in) provided by short-term and other investments	(56,203)	(81,209)	16,856

Net cash used in investing activities	(130,470)	(231,007)	(241,287)

Cash flows - financing activities
Dividends paid to shareholders	(18,359)	(18,310)	(18,226)
Purchase of treasury stock	(20,748)	—	—
Exercise of stock options	4,477	1,874	2,055
Principal repayments on Bank Credit Facility	—	—	(25,000)
Proceeds from issuance of Senior Notes due 2016	—	123,485	—
Proceeds from issuance of Senior Notes due 2015	—	—	74,245
Repurchase of Senior Convertible Notes	(32,563)	(82,846)	—
Repurchase of Senior Notes due 2006	—	—	(29,077)
Annuity contracts, variable and fixed
Deposits	337,148	325,691	320,063
Benefits and withdrawals	(195,102)	(149,750)	(126,536)
Net transfer to Separate Account (variable annuity) assets	(144,545)	(120,401)	(123,120)
Life policy accounts
Deposits	1,333	1,629	2,226
Withdrawals and surrenders	(6,347)	(6,816)	(6,683)
Change in bank overdrafts	3,302	(15,917)	6,174

Net cash provided by (used in) financing activities	(71,404)	58,639	76,121

Net increase (decrease) in cash	(229)	13,438	—
Cash at beginning of period	13,438	—	—

Cash at end of period	$13,209	$13,438	$—

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-K. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The subsidiaries of HMEC market and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to K-12 educators and other employees of public schools and their families. The Company’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investments

The Company invests primarily in fixed maturity securities. This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on all securities available for sale, carried at fair value, is recorded as a separate component of shareholders’ equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs and value of acquired insurance in force associated with interest-sensitive life and annuity contracts that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Equity securities are classified as available for sale and carried at fair value. This category includes primarily nonredeemable preferred stocks and also common stocks.

Short-term and other investments are comprised of policy loans, carried at unpaid principal balances; short-term fixed interest securities, carried at cost which approximates fair value; and mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts.

Interest income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

Realized gains and losses arising from the sale (recorded on a trade date basis) or impairment of securities are determined based upon specific identification of securities. The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security, or if the Company does not have the ability and intent to hold a security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment shall be considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to changes in interest rates, spread widening or market illiquidity where there exists a reasonable expectation that fair value will recover in a reasonable timeframe versus historical cost and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that its intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company’s intent or ability to hold a fixed maturity investment with a continuous unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other-than-temporary impairment is performed. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, “Accounting for Non-Current Marketable Equity Securities”, and Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and related guidance.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Effective January 1, 2007, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts” and did not utilize the alternative application guidance outlined in paragraphs 18 and 19 of SOP 05-1. Adoption of SOP 05-1 did not have a material effect on the results of operations or financial position of the Company.

SOP 05-1 provides guidance on accounting for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the year ended December 31, 2007, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $207 of additional DAC amortization for the year.

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

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company’s value of acquired insurance in force is an intangible asset with a definite life and will continue to be amortized under the provisions of SFAS No. 142. Goodwill will remain on the consolidated balance sheet and will not be amortized. SFAS No. 142 established a new method of testing goodwill for impairment. On an annual basis, and when there is reason to suspect that its value may have been diminished or impaired, the goodwill asset must be tested for impairment. The amount of goodwill determined to be impaired will be expensed to current operations. During each year from 2002 through 2007, the Company completed the required testing under SFAS No. 142; no impairment charges were necessary as a result of such assessments.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The allocation of goodwill by segment is as follows:

Annuity	$28,025
Life	9,911
Property and casualty	9,460

Total	$47,396

For the amortization of the value of acquired insurance in force, the Company periodically reviews its estimates of gross profits. The most significant assumptions that are involved in the estimation of gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made.

The value of acquired insurance in force for investment contracts is adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders’ equity.

The balances of value of acquired insurance in force by segment at December 31, 2007 and 2006 were as follows:

	December 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Balance	Cost	Accumulated Amortization	Net Balance
Life	$48,746	$47,231	$1,515	$48,746	$45,893	$2,853
Annuity	87,553	83,516	4,037	87,553	79,475	8,078

Subtotal	$136,299	$130,747	5,552	$136,299	$125,368	10,931

Impact of unrealized investment gains and losses			(172)			(408)

Total			$5,380			$10,523

Expected amortization of the December 31, 2007 balances of value of acquired insurance in force by segment over the next five years is as follows:

	Year Ended December 31,
	2008	2009	2010	2011	2012
Expected amortization of value of acquired insurance in force
Life	$1,292	$223	$—	$—	$—
Annuity	4,037	—	—	—	—

Total	$5,329	$223	$—	$—	$—

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

By segment, the amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

	Year Ended December 31,
	2007	2006	2005
Interest accrued on the unamortized balance of value of acquired insurance in force
Life	$175	$284	$398
Annuity	287	494	722

Total	$462	$778	$1,120

Interest accrual rate
Life	8.0%	8.0%	8.0%
Annuity	5.1%	5.2%	5.1%

The accumulated amortization of intangibles as of December 31, 2007 and 2006 was $179,724 and $174,345, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and are included in Other Assets in the Consolidated Balance Sheets. Depreciation and amortization are calculated on the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset type are generally as follows: real estate, identified by specific property, 20-45 years; furniture, 10 years; telephones, 5 years; vehicles, 4 years; and data processing hardware and software and personal computers, 2 to 5 years or 10 years.

	December 31,
	2007	2006
Property and equipment	$96,311	$90,384
Less: accumulated depreciation	58,584	57,726

Total	$37,727	$32,658

Separate Account (Variable Annuity) Assets and Liabilities

Separate account (variable annuity) assets, carried at fair value, and liabilities represent variable annuity funds invested in various mutual funds. The investment income, gains and losses of these accounts accrue directly to the policyholders and are not included in the operations of the Company. The Company’s contract charges earned include fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. As a result of the application of purchase accounting, future policy benefits for direct individual life insurance policies issued through August 29, 1989 were revalued using interest rates of 9% graded to 8% over 10 years. For policies issued from August 30, 1989 through December 31, 1992, future policy benefits are computed using an interest rate of 6.5%. An interest rate of 5.5% is used to compute future policy benefits for policies issued after December 31, 1992. The Life by Design product portfolio introduced in February 2006 uses an interest rate of 5% for future policy benefits. Mortality and withdrawal assumptions for all policies have been based on actuarial tables which are consistent with the Company’s own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in a charge to income for the period in which the increase in reserves occurred. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. The liability also includes provisions for the unearned portion of certain policy charges.

A guaranteed minimum death benefit (“GMDB”) generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. The Company has established a GMDB reserve on variable annuity contracts. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial markets. At December 31, 2007 and 2006, the GMDB reserve was $14 and $693, respectively, with the decrease primarily the result of a reserve refinement. The Company has a relatively low exposure to GMDB because approximately 23% of contract values have no guarantee; approximately 71% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $19,272 and $19,165 at December 31, 2007 and 2006, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Unpaid Claims and Claim Expenses

Liabilities for property and casualty unpaid claims and claim expenses include provisions for payments to be made on reported claims, claims incurred but not yet reported and associated settlement expenses. All of the Company’s reserves for property and casualty unpaid claims and claim expenses are carried at the full value of estimated liabilities and are not discounted for interest expected to be earned on reserves. Estimated amounts of salvage and subrogation on unpaid property and casualty claims are deducted from the liability for unpaid claims. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Insurance Premiums and Contract Charges Earned

Property and casualty insurance premiums are recognized as revenue ratably over the related contract periods in proportion to the risks insured. The unexpired portions of these property and casualty premiums are recorded as unearned premiums, using the monthly pro rata method.

Premiums and contract charges for interest-sensitive life and investment (annuity) contracts consist of charges for the cost of insurance, policy administration and withdrawals. Premiums for long-term traditional life policies are recognized as revenues when due over the premium-paying period. Annuity and interest-sensitive life contract deposits represent funds deposited by policyholders and are not included in the Company’s premiums or contract charges earned.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Net income and net income per share recognizing the compensation cost of share-based compensation plans were as follows:

	Year Ended December 31,
	2007	2006	2005
Net income
As reported	$82,788	$98,708	$77,273
Add: Share-based compensation expense, after tax, included in reported net income	1,102	656	—
Deduct: Share-based compensation expense, after tax, determined under the fair value based method for all awards (1) (2)	1,102	656	46

Adjusted (2)	$82,788	$98,708	$77,227

Net income per share – basic
As reported	$1.92	$2.29	$1.80
Adjusted (2)	$1.92	$2.29	$1.80

Net income per share – diluted
As reported	$1.86	$2.19	$1.67
Adjusted (2)	$1.86	$2.19	$1.67

(1)	There were 276,280 options granted in 2007 having a weighted average grant date fair value of $5.49. The fair value of options granted was estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.7%; expected dividend yield of 2.2%; expected life of 5.4 years; and expected volatility (based on historical volatility) of 27.8%. The weighted average fair value of nonvested options outstanding on December 31, 2007 was $5.11. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2007 was approximately $1,900, which will be recognized over the remainder of the vesting period currently scheduled to be completed in February 2011. Expense is reflected on a straight-line basis over the vesting period for the entire award.

(2)	For 2005, this represents the pro forma result as if the Company had previously adopted SFAS No. 123, “Accounting for Stock-Based Compensation”.

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

Income Taxes

The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2007, 2006 and 2005 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and Incentive Compensation Plan restricted common stock units. In addition, the Company’s Senior Convertible Notes were common stock equivalents under the FASB’s Emerging Issues Task Force (“EITF”) consensus on issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. As further disclosed in “Note 4 — Debt”, HMEC redeemed its remaining outstanding Senior Convertible Notes on May 14, 2007.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2007	2006	2005
Basic - assumes no dilution:
Net income for the period	$82,788	$98,708	$77,273

Weighted average number of common shares outstanding during the period (in thousands)	43,145	43,012	42,913

Net income per share – basic	$1.92	$2.29	$1.80

Diluted - assumes full dilution:
Net income for the period	$82,788	$98,708	$77,273
Interest expense, net of tax, on dilutive Senior Convertible Notes	279	1,336	2,737

Adjusted net income for the period	$83,067	$100,044	$80,010

Weighted average number of common shares outstanding during the period (in thousands)	43,145	43,012	42,913
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	233	114	136
Common stock units related to Deferred Equity Compensation Plan for Directors	228	214	192
Common stock units related to Deferred Compensation Plan for Employees	219	150	146
Restricted common stock units related to Incentive Compensation Plan	342	253	155
Weighted average number of common equivalent shares to reflect the dilutive effect of Senior Convertible Notes (in thousands)	444	2,030	4,343

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	44,611	45,773	47,885

Net income per share – diluted	$1.86	$2.19	$1.67

Options to purchase 1,242,400 shares of common stock at $20.80 to $33.87 per share were granted in 1998 through 2002 but were not included in the computation of 2007 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2007. The options, which expire in 2008 through 2012, were still outstanding at December 31, 2007.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income

Comprehensive income represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income is equal to net income plus or minus the change in net unrealized gains and losses on fixed maturities and equity securities, the change in net funded status of pension and other postretirement benefit obligations and, in 2006 and prior years, the change in the minimum pension liability adjustment for the period as shown in the Statement of Changes in Shareholders’ Equity.

In December 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires the recognition in the balance sheet of the funded status of defined benefit pension plans and other postretirement benefit plans as a component of accumulated other comprehensive income, net of tax.

The components of comprehensive income were as follows:

	Year Ended December 31,
	2007	2006	2005
Net income	$82,788	$98,708	$77,273

Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities
Net unrealized holding gains and losses on fixed maturities and equity securities arising during period	(24,516)	(15,856)	(78,497)
Less: reclassification adjustment for gains (losses) included in income before income tax	(3,453)	10,876	9,851

Total, before tax	(21,063)	(26,732)	(88,348)
Income tax benefit	(7,372)	(9,356)	(30,922)

Total, net of tax	(13,691)	(17,376)	(57,426)

Change in net funded status of pension and other postretirement benefit obligations
Before tax	368	(5,317)	—
Income tax expense (benefit)	129	(1,861)	—

Total, net of tax	239	(3,456)	—

Change in minimum pension liability adjustment
Before tax	—	22,001	1,063
Income tax expense	—	7,700	372

Total, net of tax	—	14,301	691

Total comprehensive income	$69,336	$92,177	$20,538

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform with the 2007 presentation.

NOTE 2 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2007	2006	2005
Fixed maturities	$213,426	$202,354	$191,289
Short-term and other investments	14,780	10,673	8,076

Total investment income	228,206	213,027	199,365
Less investment expenses	4,444	4,018	4,733

Net investment income	$223,762	$209,009	$194,632

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2007	2006	2005
Fixed maturities	$(2,441)	$10,876	$9,851
Short-term and other investments	(977)	—	(10)

Realized investment gains (losses)	$(3,418)	$10,876	$9,841

In 2007, the Company recorded investment impairment charges of $8,471. In the three months ended December 31, 2007, $5,867 of impairment charges were recorded for the fixed maturity securities portfolio as follows: $3,778 from the Company’s one sub-prime residential mortgage-backed security, $1,082 from preferred stocks and $1,007 from corporate high-yield bonds. Certain of these securities were subsequently sold in January 2008. In the three months ended September 30, 2007, the Company recorded impairment charges of $285 from the paper sector of its fixed maturity securities portfolio, and certain of these securities were subsequently sold in October 2007. In the three months ended June 30, 2007, the Company recorded impairment charges of $2,319 from the home builder sector of its fixed maturity securities portfolio, and these securities were subsequently sold in July 2007. There were no other impairment charges recorded in 2007. In 2006, the Company recorded an impairment of $139 related to fixed income securities from one issuer. In 2005, the Company recorded a fixed income security impairment of $1,849 related to securities from one automobile industry issuer.

NOTE 2 - Investments-(Continued)

Fixed Maturity Securities (“fixed maturities”)

At December 31, 2007 and 2006, the fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position were as follows:

	12 months or less		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2007
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$72,311	$185	$380,995	$5,353	$453,306	$5,538
Other	64,423	40	25,730	85	90,153	125
Municipal bonds	87,593	1,379	56,253	741	143,846	2,120
Foreign government bonds	—	—	3,911	35	3,911	35
Corporate bonds	398,575	17,454	520,356	16,218	918,931	33,672
Other mortgage-backed securities	147,594	9,019	46,602	1,512	194,196	10,531

Totals	$770,496	$28,077	$1,033,847	$23,944	$1,804,343	$52,021

As of December 31, 2006
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$40,617	$281	$508,887	$12,208	$549,504	$12,489
Other	76,575	41	139,848	1,884	216,423	1,925
Municipal bonds	41,612	174	102,341	1,709	143,953	1,883
Foreign government bonds	—	—	9,025	206	9,025	206
Corporate bonds	330,826	4,696	697,987	20,732	1,028,813	25,428
Other mortgage-backed securities	28,134	93	100,443	1,759	128,577	1,852

Totals	$517,764	$5,285	$1,558,531	$38,498	$2,076,295	$43,783

At December 31, 2007, the gross unrealized loss position in the fixed maturity securities portfolio was $52,021 (670 positions and 1% of the portfolio). Fixed maturity securities with an investment grade rating represented 88% of the unrealized loss. The largest single unrealized loss was $2,192 on a preferred stock of JPMorgan Chase. The fixed maturity securities portfolio included 290 securities that have been in an unrealized loss position for greater than 12 months, totaling $23,944 (of which $6,837 was from securities purchased in 2003 when interest rates were at record lows). The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2007 — which was largely driven by changes in interest rates, spread widening and market illiquidity — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2007.

NOTE 2 - Investments-(Continued)

The amortized cost, unrealized investment gains and losses, and fair values of all fixed maturities in the portfolio as of December 31, 2007 and 2006 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2007
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$910,406	$6,564	$5,538	$911,432
Other	243,964	2,644	125	246,483
Municipal bonds	535,069	8,146	2,120	541,095
Foreign government bonds	14,422	1,487	35	15,874
Corporate bonds	1,882,871	32,478	33,672	1,881,677
Other mortgage-backed securities	283,532	3,439	10,531	276,440

Totals	$3,870,264	$54,758	$52,021	$3,873,001

As of December 31, 2006
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$791,058	$2,534	$12,489	$781,103
Other	245,213	473	1,925	243,761
Municipal bonds	546,837	8,192	1,883	553,146
Foreign government bonds	28,634	2,087	206	30,515
Corporate bonds	1,987,136	46,212	25,428	2,007,920
Other mortgage-backed securities	203,300	2,289	1,852	203,737

Totals	$3,802,178	$61,787	$43,783	$3,820,182

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $714,720 and $698,006; Federal Home Loan Mortgage Association (“FHLMA”) of $332,811 and $204,135; and Government National Mortgage Association (“GNMA”) of $38,816 and $31,201 as of December 31, 2007 and 2006, respectively.

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Maturities/Sales Of Investments

The amortized cost and fair value of the Company’s fixed maturity securities portfolio at December 31, 2007, by estimated expected maturity, are shown below. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. Estimated expected maturities consider broker dealer survey values and are verified for consistency with the interest rate and economic environments.

	December 31, 2007
	Amortized Cost	Fair Value	Percent of Total Fair Value
Due in 1 year or less	$265,090	$265,277	6.8%
Due after 1 year through 5 years	1,103,339	1,104,119	28.5%
Due after 5 years through 10 years	1,297,125	1,298,042	33.6%
Due after 10 years through 20 years	437,733	438,043	11.3%
Due after 20 years	766,977	767,520	19.8%

Total	$3,870,264	$3,873,001	100.0%

The average option-adjusted duration for the Company’s fixed maturity securities was 5.5 years at December 31, 2007.

NOTE 2 - Investments-(Continued)

Proceeds from sales of fixed maturities and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2007	2006	2005
Proceeds	$776,421	$525,990	$467,653
Gross gains realized	12,630	10,771	18,778
Gross losses realized	(10,589)	(6,175)	(8,511)

Unrealized Gains and Losses on Fixed Maturities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities. A summary of the net change in unrealized investment gains and losses on fixed maturities, less applicable income taxes, is as follows:

	Year Ended December 31,
	2007	2006	2005
Net unrealized gains on fixed maturities
Beginning of period	$18,004	$48,018	$142,001
End of period	2,737	18,004	48,018

Decrease for the period	(15,267)	(30,014)	(93,983)
Income tax benefits	(5,343)	(10,505)	(32,894)

Decrease in net unrealized gains on fixed maturities before the valuation impact on deferred policy acquisition costs and value of acquired insurance in force	$(9,924)	$(19,509)	$(61,089)

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of December 31, 2007 and 2006, fixed maturities with a fair value of $74,658 and $289,524, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2007 and 2006, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

Deposits

At December 31, 2007, securities with a carrying value of $18,911 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Gross reserves, beginning of year (1)	$317,730	$342,661	$335,000
Less reinsurance recoverables	22,352	31,604	25,722

Net reserves, beginning of year (2)	295,378	311,057	309,278

Incurred claims and claim expenses:
Claims occurring in the current year	380,399	359,840	411,122
Decrease in estimated reserves for claims occurring in prior years (3)	(19,968)	(19,210)	(13,100)

Total claims and claim expenses incurred (4)	360,431	340,630	398,022

Claims and claim expense payments for claims occurring during:
Current year	236,176	220,962	252,311
Prior years	129,373	135,347	143,932

Total claims and claim expense payments	365,549	356,309	396,243

Net reserves, end of year (2)	290,260	295,378	311,057
Plus reinsurance recoverables	15,930	22,352	31,604

Gross reserves, end of year (1)	$306,190	$317,730	$342,661

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $9,192, $8,931, $8,100 and $7,445 at December 31, 2007, 2006, 2005 and 2004, respectively, in addition to property and casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2007, 2006 and 2005.

(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, and group accident and health amounts of $48,059, $48,105 and $44,695 for the years ended December 31, 2007, 2006 and 2005, respectively, in addition to the property and casualty amounts.

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

The Company continually updates loss estimates using both quantitative and qualitative information from its reserving actuaries and information derived from other sources. Adjustments may be required as information develops which varies from experience, or, in some cases, augments data which previously were not considered sufficient for use in determining liabilities. The effects of these adjustments may be significant and are charged or credited to income in the period in which the adjustments are made.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of outside adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% at December 31, 2007) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 30% of the Company’s total loss reserves at

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

December 31, 2007, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (e.g. automobile liability), which comprise approximately 70% of the Company’s total loss reserves at December 31, 2007, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

NOTE 3 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on the Company’s products and coverages, historical experience and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves, excluding the unprecedented hurricane losses experienced in 2005 and 2004, within a reasonable probability of other possible outcomes, may be approximately plus or minus 6%, which equates to plus or minus approximately $12,000 based on 2007 net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $19,968 in 2007 reflecting the emergence of favorable voluntary automobile severity trends in accident years 2005 and prior and favorable frequency trends in homeowners for accident year 2006. Net favorable development of total reserves for property and casualty claims occurring in prior years was $19,210 in 2006 reflecting emergence of favorable claim trends, primarily for accident years 2005 and 2004, for the voluntary automobile line of business related primarily to claim frequencies, which were more favorable than previously estimated. Net favorable development of total reserves for property and casualty claims occurring in prior years was $13,100 in 2005 reflecting favorable loss emergence trends in both the voluntary automobile and property lines of business. The favorable loss emergence trends included claim frequencies which were more favorable than previously estimated as well as declining claim severities which were the result of improved claims handling processes.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2007 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2007 and 2006 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates, due primarily to reserves related to the automobile liability coverages.

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

NOTE 4 - Debt

Indebtedness and scheduled maturities at December 31, 2007 and 2006 consisted of the following:

	Effective Interest Rates	Final Maturity	December 31,
			2007	2006
Short-term debt:
Bank Credit Facility	Variable	2011	$—	$—
Long-term debt:
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $198 and $226	6.1%	2015	74,802	74,774
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $317 and $355	6.9%	2016	124,683	124,645
1.425% Senior Convertible Notes, Face amount of $68,553 less unaccrued discount of $35,990	3.0%	2032	—	32,563

Total			$199,485	$231,982

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”). As amended and restated on December 19, 2006, the Current Bank Credit Facility agreement provides for unsecured borrowings of up to $125,000 and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2007. In March and April 2006, the Company borrowed a total of $74,000 and subsequently repaid this balance in full on April 21, 2006, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, described below. On May 31, 2005, the Company borrowed $25,000 and subsequently repaid this balance in full on June 13, 2005, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described below.

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

A portion of the net proceeds from the issuance of the Senior Notes due 2016 was used to repay in full the $74,000 balance then outstanding on the Bank Credit Facility. As described below, an additional $9,419 of the net proceeds was used in July 2006 for repurchases of Senior Convertible Notes. Remaining net proceeds were used to redeem the remaining outstanding Senior Convertible Notes on May 14, 2007, as described below, and for general corporate purposes.

1.425% Senior Convertible Notes (“Senior Convertible Notes”)

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

NOTE 4 - Debt-(Continued)

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

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in December 2003. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, preferred stock, common stock and/or depositary shares, was declared effective on December 30, 2003. Unless fully utilized or withdrawn by the Company earlier, this registration statement will remain effective through December 1, 2008. The $75,000 aggregate principal amount of Senior Notes due 2015 and $125,000 aggregate principal amount of Senior Notes due 2016 were issued utilizing this registration statement, leaving up to $100,000 aggregate principal amount that could be issued. No other securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

Debt Retirement Gain/Charges

The redemption of the remaining outstanding Senior Convertible Notes on May 14, 2007 resulted in neither a gain nor a loss.

The repurchases of the Senior Convertible Notes during the year ended December 31, 2006 resulted in a pretax gain for the period of $159, which was reported as a component of interest expense for this period.

The repurchase of the Senior Notes due 2006 resulted in a pretax charge to income for the year ended December 31, 2005 of $507, which was reported as a component of interest expense for this period.

NOTE 4 - Debt-(Continued)

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Notes due 2015 indenture and the Senior Notes due 2016 indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of (1) debt to capital, (2) insurance subsidiaries’ insurance financial strength ratings issued by A.M. Best Company, Inc. and (3) net worth, as defined in the financial covenants.

NOTE 5 - Shareholders’ Equity and Stock Options

Share Repurchase Program and Treasury Shares Held (Common Stock)

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, $96,343 remained authorized for future repurchases of Horace Mann Educators Corporation’s Common Stock, par value $0.001, under the May 1999 authorization by the Company’s Board of Directors (the “Board”). At that time, the Company’s last repurchase of its common shares was in July 2000. On September 12, 2007, the Board authorized a new share repurchase program allowing repurchases up to $50,000 and ended the May 1999 authorization. The new share repurchase program authorizes the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions.

From September 12, 2007, through December 31, 2007, the Company repurchased 1,111,600 shares of its common stock, or 2.6% of the outstanding shares on December 31, 2006, at an aggregate cost of $20,748, or an average cost of $18.66 per share, under its new share repurchase program. The repurchase of shares was financed through use of cash.

At December 31, 2007, the Company held 18,614,971 shares in treasury. As of December 31, 2007, $29,252 remained authorized for future share repurchases.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2007, 2006 and 2005.

NOTE 5 - Shareholders’ Equity and Stock Options-(Continued)

Director Stock Plan

In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan (“Director Stock Plan”) for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company’s common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2007, 2006 and 2005, 227,757, 214,238 and 191,521 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The outstanding units of currently serving directors accrue dividends at the same rate as dividends paid to HMEC’s shareholders; outstanding units of retired directors do not accrue dividends. These dividends are reinvested into additional common stock units.

Employee Stock Plan

In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees (“Employee Stock Plan”). Shares of the Company’s common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2007, 2006 and 2005, 219,030, 149,396 and 146,218 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The Employee Stock Plan allows distributions to be either in common shares or cash. Through December 31, 2007, all distributions under the Employee Stock Plan have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

Beginning in 2005, restricted common stock units also were issued under the 2002 Plan. As of December 31, 2007, 2006 and 2005, 341,801, 252,867 and 190,157 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional restricted common stock units.

NOTE 5 - Shareholders’ Equity and Stock Options-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2004	$19.01	$13.88-$33.87	4,236,154	4,221,154	2,388,806

Granted	$18.77	$17.00-$19.04	555,750	11,000	(555,750)
Vested	$18.58	$16.96-$18.86	—	20,650	—
Exercised	$15.04	$13.88-$18.86	(124,624)	(124,624)	—
Forfeited	$20.37	$13.88-$33.87	(121,230)	(121,230)	121,230

At December 31, 2005	$19.05	$13.88-$33.87	4,546,050	4,006,950	1,954,286

Granted	$17.72	$16.66-$18.17	17,250	—	(17,250)
Vested	$18.74	$16.96-$19.04	—	152,541	—
Exercised	$14.61	$13.88-$17.56	(114,400)	(114,400)	—
Forfeited	$23.13	$13.88-$33.87	(144,650)	(144,650)	144,650

At December 31, 2006	$19.00	$13.88-$33.87	4,304,250	3,900,441	2,081,686

Granted	$20.13	$19.16-$20.23	276,280	—	(276,280)
Vested	$18.76	$16.66-$20.23	—	149,155	—
Exercised	$17.27	$13.88-$20.80	(240,352)	(240,352)	—
Forfeited	$24.69	$15.32-$33.87	(79,998)	(79,998)	79,998
Expired	$22.42	$22.42	(19,500)	(19,500)	19,500

At December 31, 2007	$19.05	$13.88-$33.87	4,240,680	3,709,746	1,904,904 *

Cumulative common stock shares issued for restricted common stock units					(6,181)
Restricted common stock units outstanding at December 31, 2007					(341,801)

Available for grant at December 31, 2007					1,556,922

*	The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares. Common stock shares issued and issuable for the restricted common stock units outstanding at December 31, 2007 would also draw on this available for grant balance.

NOTE 5 - Shareholders’ Equity and Stock Options-(Continued)

The weighted average grant date fair values were $5.49, $5.16 and $3.75 for options granted in 2007, 2006 and 2005, respectively. The weighted average prices of vested and exercisable options as of December 31, 2006 and 2005 were $19.04 and $19.09, respectively.

For options outstanding at December 31, 2007, information segregated by ranges of exercise prices was as follows:

		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	$13.88-$20.80	3,966,680	$18.63	3.0 years	3,435,746	$18.50	2.6 years
	$21.64-$29.21	211,700	$22.72	2.8 years	211,700	$22.72	2.8 years
	$33.87	62,300	$33.87	0.3 years	62,300	$33.87	0.3 years

Total	$13.88-$33.87	4,240,680	$19.05	3.0 years	3,709,746	$19.00	2.6 years

As of December 31, 2007, based on a closing stock price of $18.94 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $3,597 and $3,659, respectively.

NOTE 6 - Income Taxes

The federal income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Federal income tax (asset) liability
Current	$(130)	$(9,217)
Deferred	45,542	42,931

NOTE 6- Income Taxes-(Continued)

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that give rise to the deferred tax balances at December 31, 2007 and 2006 were as follows:

	December 31,
	2007	2006
Deferred tax assets
Discounting of unpaid claims and claim expenses tax reserves	$6,651	$5,986
Unearned premium reserve reduction	16,756	16,968
Postretirement benefits other than pension	6,351	9,117
Other comprehensive income – unrealized losses on securities	1,727	—
Alternative minimum tax credit carryforward	—	3,837
Impaired securities	2,054	1,625
Other comprehensive income – net funded status of pension and other postretirement benefit obligations	1,733	1,861
Compensation accruals	7,852	7,380
Other, net	2,054	1,749

Total gross deferred tax assets	45,178	48,523

Deferred tax liabilities
Other comprehensive income – unrealized gains on securities	—	6,655
Life insurance future policy benefit reserve revaluation	3,544	1,209
Intangible assets	5,436	6,880
Deferred policy acquisition costs	81,740	76,710

Total gross deferred tax liabilities	90,720	91,454

Net deferred tax liability	$45,542	$42,931

Based on the Company’s historical earnings, future expectations of adjusted taxable income, as well as reversing gross deferred tax liabilities, the Company believes it is more likely than not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets is not necessary.

At December 31, 2007, the Company did not have any loss carryforwards or credits.

The components of federal income tax expense (benefit) were as follows:

	Year Ended December 31,
	2007	2006	2005
Current	$24,429	$23,453	$(16,212)
Deferred	9,854	18,132	32,983

Total tax expense	$34,283	$41,585	$16,771

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2007	2006	2005
Expected federal tax on income	$40,975	$49,102	$32,916
Add (deduct) tax effects of:
Tax-exempt interest	(6,265)	(6,180)	(6,258)
Dividend received deduction	(1,265)	(1,728)	(1,275)
Resolution of contingent tax liabilities	—	—	(9,176)
Other, net	838	391	564

Income tax expense provided on income	$34,283	$41,585	$16,771

NOTE 6 - Income Taxes-(Continued)

At December 31, 2007, the Company had federal income tax returns for the 2002 through 2006 tax years still open and subject to examination by all major taxing authorities. The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years 2002, 2004 and 2005.

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

Effective January 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No 109”. Adoption of FIN 48 did not have a material effect on the results of operations or financial position of the Company. FIN 48 provides recognition of tax benefits from tax return positions only if it is more likely than not the position will be sustainable, upon examination, on its technical merits and any relevant administrative practices or precedents. As a result, the Company now applies a more-likely-than-not recognition threshold for all tax uncertainties. There were no differences between the amounts previously recognized for uncertain tax positions and the amounts determined under FIN 48, including changes in accrued interest and penalties.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately, based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at adoption on January 1, 2007	$3,914
Additions based on tax positions related to the current year	427
Additions for tax positions for prior years	26
Reductions for tax positions for prior years	—
Settlements	—
Lapses on Statutes of Limitations	—

Balance as of December 31, 2007	$4,367

NOTE 6 - Income Taxes-(Continued)

All of the liability for unrecognized tax benefits would affect the effective tax rate if recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company classifies all interest and penalties as income tax expense. The 2007 expense for interest and penalties was $306 ($199 net of tax benefits); for 2006 and 2005, this amount was $192 ($125 net of tax) and $275 ($179 net of tax), respectively. The Company has recorded $883 and $577 in liabilities for tax related interest and penalties on its Consolidated Balance Sheets at December 31, 2007 and 2006, respectively.

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

Investments - Fixed maturity investments include bonds, notes and redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. Market valuations for the fixed maturity securities portfolio are based on prices provided by the Company’s custodian bank and its investment managers. Both the custodian bank and the investment managers use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio was priced through pricing services or index priced as of December 31, 2007. The remainder of the portfolio was priced by broker-dealers. Equity securities include nonredeemable preferred stocks and common stocks. These securities are classified as available for sale and carried at fair value. The fair value of equity securities is based on quoted market prices. Short-term and other investments are comprised of policy loans, short-term fixed interest securities and mortgage loans. The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. Short-term fixed income securities are carried at cost, which approximates fair value. The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

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

Long-term Debt - The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

The carrying amounts and fair values of financial instruments at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Investments
Fixed maturities	$3,873,001	$3,873,001	$3,820,182	$3,820,182
Equity securities	86,548	86,548	20,029	20,029
Short-term and other investments	143,990	147,011	162,283	165,703
Short-term investments, loaned securities collateral	76,711	76,711	299,722	299,722

Total investments	4,180,250	4,183,271	4,302,216	4,305,636
Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	80,751	73,848	82,572	75,773
Annuity contract liabilities	2,014,211	1,768,074	1,944,675	1,715,715
Other policyholder funds	138,470	138,470	142,832	142,832
Short-term debt	—	—	—	—
Long-term debt	199,485	198,625	231,982	232,429

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited) December 31,
	2007	2006
Statutory capital and surplus of insurance subsidiaries	$604,635	$572,311
Increase (decrease) due to:
Deferred policy acquisition costs	261,789	249,377
Difference in policyholder reserves	39,501	34,157
Goodwill	47,396	47,396
Value of acquired insurance in force	5,380	10,523
Liability for postretirement benefits, other than pensions	(10,871)	(24,068)
Investment fair value adjustments on fixed maturities	4,464	18,004
Difference in investment reserves	50,457	51,252
Federal income tax liability	(69,317)	(70,173)
Net funded status of pension and other postretirement benefit obligations	(4,950)	(5,317)
Non-admitted assets and other, net	(912)	1,644
Shareholders’ equity (deficit) of parent company and non-insurance subsidiaries	(34,809)	3,957
Parent company short-term and long-term debt	(199,485)	(231,982)

Shareholders’ equity as reported herein	$693,278	$657,081

	(Unaudited) Year Ended December 31,
	2007	2006	2005
Statutory net income of insurance subsidiaries	$88,839	$110,557	$76,852
Net loss of non-insurance companies	(284)	(233)	(1,662)
Interest expense	(14,060)	(13,143)	(8,881)
Tax benefit of interest expense and other parent company current tax adjustments	5,707	4,365	8,666

Combined net income	80,202	101,546	74,975
Increase (decrease) due to:
Deferred policy acquisition costs	10,791	14,483	17,873
Policyholder benefits	12,201	9,205	(424,864)
Reserve adjustment on life reinsurance ceded	—	—	447,384
Federal income tax expense	(9,854)	(18,132)	(31,460)
Amortization of intangible assets	(5,379)	(6,078)	(5,141)
Investment reserves	(171)	1,597	3,482
Other adjustments, net	(5,002)	(3,913)	(4,976)

Net income as reported herein	$82,788	$98,708	$77,273

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2008 without prior approval is approximately $93,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2007 and 2006, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

In the third quarter of 2005, a portion of the proceeds from the issuance of the Senior Notes due 2015 was utilized to make a capital contribution to HMEC’s primary life insurance subsidiary, Horace Mann Life Insurance Company (“HMLIC”), to substantially offset the early recapture of the reinsurance agreement with the United States branch of Sun Life Assurance Company of Canada, described below. This agreement was terminated effective July 1, 2005 for a minimal recapture fee. At the time of this Annual Report on Form 10-K, the Company has no financial reinsurance agreements in effect.

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

After completing the first year of employment, all employees participate in the defined contribution plan. Under this plan, the Company makes contributions to each participant’s account based on eligible compensation and years of service. Contribution percentages are currently as follows: (1) employees hired on or after April 1, 1997, 5% of eligible compensation; (2) employees hired prior to April 1, 1997 with less than 15 years of service, 6% of eligible compensation; and (3) employees hired prior to April 1, 1997 with 15 or more years of service, 7% of eligible compensation. Through December 31, 2006, participants were 100% vested in this plan after 5 years of service. Effective January 1, 2007, participants are 100% vested in this plan after 3 years of service.

All employees of the Company participate in a 401(k) plan. Beginning January 1, 2002, the Company automatically contributes 3% of eligible compensation to each employee’s account, which is 100% vested at the time of the contribution. In addition, employees may voluntarily contribute up to 20% of their eligible compensation into their account.

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. Amounts earned under the defined benefit and supplemental defined benefit plans are based on years of service and the highest 36 consecutive months of earnings while under the plan (through March 31, 2002). Participants were 100% vested in these defined benefit plans effective April 1, 2007.

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

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $13,089, $14,823 and $14,647 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Qualified Defined Contribution Plan, 401(k) Plan and Non-qualified Defined Contribution Plan

Pension benefits under the qualified defined contribution plan are fully funded. Contributions to employees’ accounts under this plan were expensed in the Company’s Consolidated Statements of Operations. Investments for this plan are set aside in a trust fund and none of the trust fund assets for the plan have been invested in shares of HMEC’s common stock.

The 401(k) plan is fully funded. Contributions to employees’ accounts under this plan were expensed in the Company’s Consolidated Statements of Operations. Investments for this plan are set aside through an annuity contract underwritten by the Company’s principal life insurance subsidiary. The annuity contract includes a fixed return account option and several variable return account options, with the account options selected by the individual plan participants for both the Company and participant portions contributed. One of the variable return account options invests in shares of HMEC common stock.

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

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2007	2006	2005
Qualified defined contribution plan:
Contributions to employees’ accounts	$6,824	$6,832	$6,205
Total assets at the end of the year	139,570	133,532	126,666
401(k) plan:
Contributions to employees’ accounts	3,817	3,752	3,758
Total assets at the end of the year	127,099	121,425	110,183
Non-qualified defined contribution plan:
Contributions to employees’ accounts	—	17	260
Total assets at the end of the year	—	—	—

Defined Benefit Plan and Supplemental Retirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective for years ending after December 15, 2006. As a result of adopting this standard on December 31, 2006, the Company’s shareholders’ equity and book value per share increased by approximately $7,000 and 16 cents, respectively, related to the defined benefit pension plan and postretirement benefit plan, and also incorporating the previously disclosed changes to its retiree health care benefit plan. The changes to the retiree health care benefit plan decreased the Company’s postretirement benefit obligations, which are included in Other Liabilities in the Consolidated Balance Sheets, by approximately $10,000 at December 31, 2006. SFAS No. 158 requires recognition in the balance sheet of the funded status of defined benefit pension plans and other postretirement benefit plans, including all previously unrecognized actuarial gains and losses and unamortized prior service cost, as a component of accumulated other comprehensive income, net of tax. There was no impact on results of operations or cash flow.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The following tables summarize the funding status of the defined benefit and supplemental retirement pension plans and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

	Defined Benefit Plan			Supplemental Retirement Plans
	December 31,			December 31,
	2007	2006	2005	2007	2006	2005
	After SFAS 158	After SFAS 158		After SFAS 158	After SFAS 158
Change in benefit obligation:
Projected benefit obligation at beginning of year	$45,164	$48,559	$49,504	$16,215	$16,454	$16,508
Service cost	—	—	—	(43)	(42)	(41)
Interest cost	2,364	2,476	2,642	895	907	917
Actuarial loss (gain)	(2,461)	(540)	1,592	(664)	5	363
Benefits paid	(1,531)	(1,566)	(1,597)	(1,124)	(1,109)	(1,293)
Settlements	(2,620)	(3,765)	(3,582)	—	—	—

Projected benefit obligation at end of year	$40,916	$45,164	$48,559	$15,279	$16,215	$16,454

Change in plan assets:
Fair value of plan assets at beginning of year	$41,775	$36,188	$34,884	$—	$—	$—
Actual return on plan assets	2,444	4,468	1,969	—	—	—
Employer contributions	—	6,450	4,514	1,124	1,109	1,293
Benefits paid	(1,531)	(1,566)	(1,597)	(1,124)	(1,109)	(1,293)
Settlements	(2,620)	(3,765)	(3,582)	—	—	—

Fair value of plan assets at end of year	$40,068	$41,775	$36,188	$—	$—	$—

Funded status	$(848)	$(3,389)	$(12,371)	$(15,279)	$(16,215)	$(16,454)
Unrecognized net actuarial loss	*	*	17,578	*	*	4,361

Prepaid (accrued) benefit expense	7,572	9,022	5,207	(12,973)	(12,689)	(12,093)
Additional liability to recognize unfunded accumulated benefit obligation	*	*	(17,578)	*	*	(4,423)

Total benefit cost	*	*	$(12,371)	*	*	$(16,516)

Amounts recognized in balance sheet (2006 represents the initial adoption of SFAS No. 158):
Other liabilities	$(848)	$(3,389)	*	$(15,279)	$(16,215)	*

Total amount recognized in balance sheet	$(848)	$(3,389)	*	$(15,279)	$(16,215)	*

Amounts recognized in accumulated other comprehensive income (“AOCI”) (2006 represents the initial adoption of SFAS No. 158):
Net actuarial loss	$8,420	$12,411	*	$2,306	$3,526	*

Total amount recognized in AOCI	$8,420	$12,411	*	$2,306	$3,526	*

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$40,916	$45,164	$48,559	$15,279	$16,215	$16,454
Accumulated benefit obligation	40,916	45,164	48,559	15,279	16,215	16,454
Fair value of plan assets	40,068	41,775	36,188	—	—	—

*	Not applicable.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The decreases in the Company’s 2007 and 2006 AOCI for the defined benefit plan of $3,991 and $5,167, respectively, were primarily attributable to improvements in asset performance and decreases in settlements. In addition, the 2007 AOCI was favorably impacted by the increase in the discount rate used to determine the benefit obligations as of December 31, 2007. These changes were recorded to a separate component of shareholders’ equity.

	Defined Benefit Plan			Supplemental Retirement Plans
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	After SFAS 158	After SFAS 158		After SFAS 158	After SFAS 158
Components of net periodic pension (income) expense:
Service cost	$—	$—	$—	$(43)	$(42)	$(41)
Interest cost	2,364	2,476	2,642	895	907	917
Expected return on plan assets	(2,742)	(2,586)	(2,504)	—	—	—
Recognized net actuarial loss	1,290	1,580	1,616	556	841	626
Settlement loss	539	1,164	1,297	—	—	—

Net periodic pension expense	$1,451	$2,634	$3,051	$1,408	$1,706	$1,502

Changes in plan assets and benefit obligations included in other comprehensive income:
Net actuarial gain	$(2,701)	*	*	$(663)	*	*
Amortization of prior actuarial loss	(1,290)	*	*	(556)	*	*

Total recognized in other comprehensive income	$(3,991)			$(1,219)

Weighted-average assumptions used to determine expense:
Discount rate	5.65%	5.53%	5.75%	5.75%	5.50%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.05%	5.65%	5.50%	6.20%	5.75%	5.50%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The allocation by asset category of the Company’s defined benefit pension plan assets at December 31, 2007, 2006 and 2005 (the measurement dates) were as follows:

	December 31,
	2007	2006	2005
Asset category
Equity securities (1)	69.5%	60.2%	69.0%
Debt securities	30.1	25.9	29.8
Cash and short-term investments	0.4	13.9	1.2

Total	100.0%	100.0%	100.0%

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

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

The Company does not expect to make a contribution to the defined benefit plan and expects to contribute $1,140 to the supplemental retirement plans in 2008. In addition, the Company expects amortization of net losses of $692 and $287 for the defined benefit plan and the supplemental retirement plans, respectively, to be included in net periodic pension expense in 2008.

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

Effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 to their HRA account to use for covered expenses incurred on or after age 65. As of December 31, 2006, HRA accounts were established for eligible participants and totaled $7,310. As of December 31, 2007, the balance of the HRA accounts was $6,055. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $4,550 and $2,277 in 2007 and 2006, respectively, and anticipates a reduction in its expenses of approximately $2,390 in 2008.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2007, 2006 and 2005 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2007	2006	2005
	After SFAS 158	After SFAS 158
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$6,138	$23,364	$32,314
Changes during fiscal year
Service cost	8	25	81
Interest cost	291	729	1,507
Medicare prescription reimbursements	39	142	—
Plan amendments	—	(6,125)	—
Post 65 liability transfer	—	(7,310)	—
Benefits paid	(1,376)	(1,811)	(1,773)
Actuarial gain	(5)	(2,876)	(8,765)

Accumulated postretirement benefit obligations at end of year	$5,095	$6,138	$23,364

Unfunded status	$(5,095)	$(6,138)	$(23,364)
Unrecognized prior service cost	*	*	(2,152)
Unrecognized net gain from past experience different from that assumed	*	*	(2,498)

Accrued postretirement benefit cost	*	*	$(28,014)

Amounts recognized in balance sheet (2006 represents the initial adoption of SFAS No.158):
Other liabilities	$(5,095)	$(6,138)	*

Total amount recognized in balance sheet	$(5,095)	$(6,138)	*

Amounts recognized in accumulated other comprehensive income (“AOCI”) (2006 represents the initial adoption of SFAS No. 158):
Prior service credit	$(1,902)	$(5,912)	*
Net actuarial gain	(3,874)	(4,708)	*

Total amount recognized in AOCI	$(5,776)	$(10,620)	*

*	Not applicable.

	Year Ended December 31,
	2007	2006	2005
	After SFAS 158	After SFAS 158
Components of net periodic benefit cost (benefit):
Service cost	$8	$25	$81
Interest cost	291	729	1,507
Amortization of prior service cost	(4,010)	(2,364)	(718)
Amortization of prior losses	(839)	(667)	—

Net periodic benefit cost (benefit)	$(4,550)	$(2,277)	$870

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The Company expects to contribute $730 to the postretirement benefit plans other than pensions in 2008. In addition, the Company expects amortization of net gains and losses and prior service costs of $609 and $1,902, respectively, included in net periodic pension expense in 2008.

Sensitivity Analysis for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2007	2006	2005
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	$98	$149	$231
Effect of a one percentage point decrease	(92)	(141)	(200)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$6	$8	$39
Effect of a one percentage point decrease	(5)	(7)	(35)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.65%	5.50%	5.50%
Healthcare cost trend rate	10.00%	11.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2013	2013	2012
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.50%	5.74%	5.75%
Healthcare cost trend rate	11.00%	11.00%	12.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2013	2012	2012
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates at December 31, 2007 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve.

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, providing guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company determined that the retiree prescription drug benefits provided by its plan were actuarially equivalent to the Medicare Part D benefit under the Act, and was thus eligible for the federal retiree drug subsidy in 2006. As a result of this eligibility, the Company’s accumulated postretirement benefit obligations and net periodic cost for 2005 were reduced by $5,967 and $101, respectively. Due to the Company’s changes to its retiree health care benefit plan, as described above, the Company was not eligible for the federal retiree drug subsidy effective January 1, 2007.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Estimated Future Benefit Payments

The Company’s defined benefit and supplemental defined benefit plans are subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for these plans. Therefore, actual results could vary from the estimates below. Estimated future benefit payments at December 31, 2007 are as follows:

	2008	2009	2010	2011	2012	2013-2017
Pension plans:
Defined benefit plan	$6,076	$4,062	$4,179	$3,797	$3,378	$16,839
Supplemental retirement plans	1,140	1,148	1,149	1,248	1,244	6,069
Other postretirement benefits	1,530	1,501	1,505	1,501	1,406	4,211

NOTE 10 - Catastrophes and Reinsurance

In the normal course of business, the Company’s insurance subsidiaries assume and cede reinsurance with other insurers. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses; however, such a transfer does not relieve the originating insurance company of contingent liability.

The Company is a national underwriter and therefore has exposure to catastrophic losses in certain coastal states and other regions throughout the U.S. Catastrophes can be caused by various events including hurricanes, windstorms, earthquakes, hail, severe winter weather and wildfires, and the frequency and severity of catastrophes are inherently unpredictable. The financial impact from catastrophic losses results from both the total amount of insured exposure in the area affected by the catastrophe as well as the severity of the event. The Company seeks to reduce its exposure to catastrophe losses through the geographic diversification of its insurance coverage, deductibles, maximum coverage limits and the purchase of catastrophe reinsurance.

The Company’s net catastrophe losses incurred of approximately $23,538 for the year ended December 31, 2007 reflected losses in October from wildfires in California and wind/hail/tornado events in June and August as well as other smaller weather events. The Company’s net catastrophe losses incurred of approximately $19,223 for the year ended December 31, 2006 reflected wind/hail/tornado events in April and August as well as other smaller weather events. The Company’s net catastrophe losses incurred of approximately $59,293 for the year ended December 31, 2005 primarily reflected losses from Hurricane Katrina, Hurricane Rita, Minnesota storms, Hurricane Dennis and Hurricane Wilma which totaled $52,025.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2007	2006
Reinsurance recoverables on reserves and unpaid claims
Life and health	$8,092	$8,593
Property and casualty
State insurance facilities	3,749	4,593
Other insurance companies	12,181	17,759

Total	$24,022	$30,945

NOTE 10 - Catastrophes and Reinsurance-(Continued)

The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim settlement expenses, including estimated amounts for unsettled claims, claims incurred but not yet reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effects of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses were as follows:

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net
Year ended December 31, 2007
Premiums written and contract deposits	$1,007,566	$39,993	$7,172	$974,745
Premiums and contract charges earned	686,414	39,584	7,427	654,257
Benefits, claims and settlement expenses	415,653	9,450	2,287	408,490

Year ended December 31, 2006
Premiums written and contract deposits	998,823	38,362	8,918	969,379
Premiums and contract charges earned	682,791	37,893	9,024	653,922
Benefits, claims and settlement expenses	419,271	34,411	3,875	388,735

Year ended December 31, 2005
Premiums written and contract deposits	997,852	35,969	10,759	972,642
Premiums and contract charges earned	688,532	36,338	12,745	664,939
Benefits, claims and settlement expenses	516,363	85,781	12,135	442,717

Gross and ceded benefits, claims and settlement expenses for the year ended December 31, 2005 reflect the impact of property and casualty losses from Hurricane Katrina, Hurricane Rita, Minnesota storms, Hurricane Dennis and Hurricane Wilma. Ceded premiums written and earned for the years ended December 31, 2007, 2006 and 2005 included approximately $30, $600 and $10,000, respectively, of catastrophe reinsurance reinstatement premium.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2007. Past due reinsurance recoverables as of December 31, 2007 were not material.

NOTE 10 - Catastrophes and Reinsurance-(Continued)

Through 2007, the Company maintained both catastrophe excess of loss and catastrophe aggregate reinsurance coverage. The excess of loss coverage consisted of two contracts in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25,000 per occurrence up to $130,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 excess of $25,000, $40,000 excess of $50,000, and $40,000 excess of $90,000. The other excess of loss contract (“second and third events”) provided 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $25,000 of losses from an initial (first) event. This contract also provided for one mandatory reinstatement. Coverage for any event under this contract was conditional on the size of the industry loss associated with that event being less than $20,100,000. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $14,700 up to $87,200 million with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2007. The Company’s FHCF coverage reflects the acquisition of additional coverage made available to the industry by the FHCF for the 2007-2008 contract period which resulted in changes to attachment points under the Company’s primary reinsurance contract. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses. The catastrophe aggregate contract provided 95% coverage of the Company’s 2007 catastrophe losses from events declared as catastrophic events by Property Claim Service (“PCS”), a subsidiary of Insurance Services Office, Inc., capped at $10,000 per occurrence, above an annual retention of $21,000, up to an annual limit of $40,000.

For liability coverages, including the educator excess professional liability policy, in 2007 the Company reinsured each loss above a retention of $700 up to $20,000. For property coverages, in 2007 the Company reinsured each loss above a retention of $700 up to $2,500, including catastrophe losses that in the aggregate were less than the retention levels above.

The maximum individual life insurance risk retained by the Company is $200 on any individual life and a maximum of $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1,000 up to $15,000 per occurrence with one reinstatement effective January 1, 2004. Effective January 1, 2007, the Company’s new life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war. The 2006 program covered acts of terrorism but excluded nuclear, biological and chemical explosions as well as other acts of war.

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (agency and claims offices across the country and portions of the home office complex) and also for computer equipment. Rental expenses were $4,766, $7,901 and $10,766 for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2007 are as follows:

	As of December 31, 2007
	2008	2009	2010	2011	2012	2013-2017
Minimum operating lease payments	$2,797	$1,946	$834	$80	—	—

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$82,788	$98,708	$77,273
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	3,418	(10,876)	(9,841)
Depreciation and amortization	12,778	11,927	10,243
Increase in insurance liabilities	92,046	84,304	92,426
(Increase) decrease in premium receivables	4,048	(3,796)	3,648
Increase in deferred policy acquisition costs	(9,761)	(15,747)	(24,054)
(Increase) decrease in reinsurance recoverable	1,806	5,600	(7,098)
Increase in federal income tax liabilities	19,070	31,813	18,058
Other	(4,548)	(16,127)	4,511

Total adjustments	118,857	87,098	87,893

Net cash provided by operating activities	$201,645	$185,806	$165,166

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

NOTE 13 - Segment Information-(Continued)

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2007	2006	2005
Insurance premiums and contract charges earned
Property and casualty	$535,109	$537,726	$549,587
Annuity	21,760	19,683	17,904
Life	97,388	96,513	97,448

Total	$654,257	$653,922	$664,939

Net investment income
Property and casualty	$38,002	$35,266	$33,236
Annuity	128,904	119,936	112,908
Life	57,029	53,364	49,334
Corporate and other	926	1,559	287
Intersegment eliminations	(1,099)	(1,116)	(1,133)

Total	$223,762	$209,009	$194,632

Net income (loss)
Property and casualty	$61,234	$74,307	$45,026
Annuity	17,560	13,186	15,081
Life	17,275	14,518	13,403
Corporate and other	(13,281)	(3,303)	3,763

Total	$82,788	$98,708	$77,273

	December 31,
	2007	2006	2005
Assets
Property and casualty	$908,209	$903,015	$895,467
Annuity	4,086,619	4,094,491	3,809,648
Life	1,199,147	1,232,722	1,080,451
Corporate and other	102,250	126,166	79,813
Intersegment eliminations	(36,912)	(26,707)	(24,772)

Total	$6,259,313	$6,329,687	$5,840,607

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2007	2006	2005
Amortization of deferred policy acquisition costs
Property and casualty	$58,583	$58,487	$57,202
Annuity	7,310	5,795	6,340
Life	9,766	9,716	7,921

Total	$75,659	$73,998	$71,463

Amortization of intangible assets
Value of acquired insurance in force
Annuity	$4,041	$4,684	$3,681
Life	1,338	1,394	1,460

Total	$5,379	$6,078	$5,141

Income tax expense (benefit)
Property and casualty	$23,437	$30,526	$12,996
Annuity	8,366	4,705	1,201
Life	9,321	7,779	8,926
Corporate and other	(6,841)	(1,425)	(6,352)

Total	$34,283	$41,585	$16,771

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2007
Insurance premiums written and contract deposits	$239,246	$254,422	$250,799	$230,278
Total revenues	221,545	221,874	221,531	222,055
Net income	18,032	18,322	23,166	23,268
Per share information
Basic
Net income	$0.42	$0.42	$0.54	$0.54
Shares of common stock - weighted average (a)	42,953	43,288	43,223	43,118
Diluted
Net income	$0.41	$0.41	$0.52	$0.52
Shares of common stock and equivalent shares - weighted average (a)	43,924	44,268	44,924	45,396
2006
Insurance premiums written and contract deposits	$245,510	$252,238	$244,603	$227,029
Total revenues	229,970	218,882	219,064	217,926
Net income	28,655	19,307	27,500	23,246
Per share information
Basic
Net income	$0.67	$0.45	$0.64	$0.54
Shares of common stock - weighted average (a)	43,055	43,006	42,999	42,987
Diluted
Net income	$0.64	$0.43	$0.61	$0.50
Shares of common stock and equivalent shares - weighted average (a)	45,118	45,002	45,250	47,814
2005
Insurance premiums written and contract deposits	$242,717	$248,873	$247,302	$233,750
Total revenues	223,276	209,171	225,555	222,309
Net income	16,097	1,021	33,507	26,648
Per share information
Basic
Net income	$0.37	$0.02	$0.78	$0.62
Shares of common stock - weighted average (a)	42,965	42,933	42,886	42,865
Diluted
Net income	$0.35	$0.02	$0.72	$0.57
Shares of common stock and equivalent shares - weighted average (a)	47,988	43,686	47,832	47,643

(a)	Rounded to thousands.

For 2005, the Company’s third quarter net income was significantly affected by after tax net catastrophe costs incurred (primarily attributable to hurricanes) of $28,900. In addition, revenues for the third quarter were lower than all other quarters in 2005 due to property and casualty catastrophe reinsurance reinstatement premiums ceded in the third quarter of $8,900 compared to $500, $500 and $0, for the fourth, second and first quarters, respectively.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2007

(Dollars in thousands)

Type of Investments	Cost(1)	Fair Value	Amount shown in Balance Sheet
Fixed maturities:
U.S. Government and federally sponsored agency obligations	$1,154,370	$1,157,915	$1,157,915
States, municipalities and political subdivisions	535,069	541,095	541,095
Foreign government bonds	14,422	15,874	15,874
Public utilities	194,612	194,247	194,247
Other corporate bonds	1,971,791	1,963,870	1,963,870

Total fixed maturity securities	3,870,264	3,873,001	3,873,001

Equity securities:
Non-redeemable preferred stocks	90,362	83,327	83,327
Common stocks	3,721	3,221	3,221

Total equity securities	94,083	86,548	86,548

Mortgage loans	3,072	XXX	3,072
Short-term investments	41,206	XXX	41,206
Short-term investments, loaned securities collateral	76,848	XXX	76,711
Policy loans	99,712	XXX	99,712

Total investments	$4,185,185	XXX	$4,180,250

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2007 and 2006

(Dollars in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Investments and cash	$247	$32,311
Investment in subsidiaries	849,242	812,557
Other assets	49,273	49,596

Total assets	$898,762	$894,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$—	$—
Long-term debt	199,485	231,982
Other liabilities	5,999	5,401

Total liabilities	205,484	237,383

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2007, 60,855,455; 2006, 60,594,626	61	61
Additional paid-in capital	353,841	347,873
Retained earnings	698,539	634,110
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(2,621)	11,070
Net funded status of pension and other postretirement benefit obligations	(3,217)	(3,456)
Treasury stock, at cost, 2007, 18,614,971 shares; 2006, 17,503,371 shares	(353,325)	(332,577)

Total shareholders’ equity	693,278	657,081

Total liabilities and shareholders’ equity	$898,762	$894,464

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Revenues
Net investment income	$925	$1,557	$288
Realized investment gains	33	—	—

Total revenues	958	1,557	288

Expenses
Interest	14,060	13,143	8,881
Other	2,542	2,935	2,872

Total expenses	16,602	16,078	11,753

Loss before income taxes and equity in net earnings of subsidiaries	(15,644)	(14,521)	(11,465)
Income tax benefit	(5,090)	(5,284)	(3,890)

Loss before equity in net earnings of subsidiaries	(10,554)	(9,237)	(7,575)
Equity in net earnings of subsidiaries	93,342	107,945	84,848

Net income	$82,788	$98,708	$77,273

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows – operating activities
Interest expense paid	$(13,772)	$(11,150)	$(8,275)
Federal income taxes recovered	5,551	5,080	4,095
Cash dividends received from subsidiaries	40,500	31,700	23,000
Contribution to defined benefit pension plan trust fund	—	(6,450)	(4,514)
Other, net	2,850	(11,059)	21,666

Net cash provided by operating activities	35,129	8,121	35,972

Cash flows—investing activities
Net (increase) decrease in investments	32,089	(31,986)	7
Capital contributions to subsidiaries	—	—	(21,000)

Net cash provided by (used in) investing activities	32,089	(31,986)	(20,993)

Cash flows—financing activities
Dividends paid to shareholders	(18,359)	(18,310)	(18,226)
Purchase of treasury stock	(20,748)	—	—
Exercise of stock options	4,477	1,874	2,055
Principal payments on Bank Credit Facility	—	—	(25,000)
Proceeds from issuance of Senior Notes due 2016	—	123,485	—
Proceeds from issuance of Senior Notes due 2015	—	—	74,245
Repurchase of Senior Convertible Notes	(32,563)	(82,846)	—
Repurchase of Senior Notes due 2006	—	—	(29,077)
Change in bank overdrafts	—	(190)	(18,976)

Net cash provided by (used in) financing activities	(67,193)	24,013	(14,979)

Net increase in cash	25	148	—
Cash at beginning of period	148	—	—

Cash at end of period	$173	$148	$—

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for									H
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G				I		J	K
Segment	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
									Current year	Prior years
Year Ended December 31, 2007
Property and casualty	$20,624	$306,191	$0	$195,635	$—	$535,109	$38,002	$360,431	$380,399	$(19,968)	$58,583	$72,343	$365,549	$535,217
Annuity	146,177	2,018,024	xxx	—	133,863	21,760	128,904	90,172	xxx	xxx	7,310	32,974	xxx	xxx
Life	94,988	856,582	xxx	6,892	4,607	97,388	57,029	85,134	xxx	xxx	9,766	36,601	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(173)	—	xxx	xxx	—	16,620	xxx	xxx

Total	$261,789	$3,180,797	xxx	$202,527	$138,470	$654,257	$223,762	$535,737	xxx	xxx	$75,659	$158,538	xxx	xxx

Year Ended December 31, 2006
Property and casualty	$21,407	$317,729	$0	$195,527	$—	$537,726	$35,266	$340,630	$359,840	$(19,210)	$58,487	$72,254	$356,309	$539,747
Annuity	131,850	1,948,075	xxx	—	137,434	19,683	119,936	87,512	xxx	xxx	5,795	33,808	xxx	xxx
Life	96,120	832,531	xxx	7,490	5,398	96,513	53,364	83,071	xxx	xxx	9,716	38,153	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	443	—	xxx	xxx	—	16,123	xxx	xxx

Total	$249,377	$3,098,335	xxx	$203,017	$142,832	$653,922	$209,009	$511,213	xxx	xxx	$73,998	$160,338	xxx	xxx

Year Ended December 31, 2005
Property and casualty	$20,962	$342,662	$0	$193,506	$—	$549,587	$33,236	$398,022	$411,122	$(13,100)	$57,202	$70,541	$396,243	$546,949
Annuity	116,311	1,821,828	xxx	—	139,880	17,904	112,908	82,292	xxx	xxx	6,340	32,467	xxx	xxx
Life	96,357	805,973	xxx	8,088	6,198	97,448	49,334	78,264	xxx	xxx	7,921	41,487	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(846)	—	xxx	xxx	—	11,731	xxx	xxx

Total	$233,630	$2,970,463	xxx	$201,594	$146,078	$664,939	$194,632	$558,578	xxx	xxx	$71,463	$156,226	xxx	xxx

N/A    Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net	Percentage of Amount Assumed to Net
Year ended December 31, 2007
Life insurance in force	$13,576,538	$1,800,836	—	$11,775,702	—
Premiums
Property and casualty	$562,061	$34,379	$7,427	$535,109	1.4%
Annuity	21,760	—	—	21,760	—
Life	102,593	5,205	—	97,388	—

Total premiums	$686,414	$39,584	$7,427	$654,257	1.1%

Year ended December 31, 2006
Life insurance in force	$13,400,292	$1,710,141	—	$11,690,151	—
Premiums
Property and casualty	$561,228	$32,526	$9,024	$537,726	1.7%
Annuity	19,683	—	—	19,683	—
Life	101,880	5,367	—	96,513	—

Total premiums	$682,791	$37,893	$9,024	$653,922	1.4%

Year ended December 31, 2005
Life insurance in force	$13,142,164	$1,553,610	—	$11,588,554	—
Premiums
Property and casualty	$568,274	$31,432	$12,745	$549,587	2.3%
Annuity	17,904	—	—	17,904	—
Life	102,354	4,906	—	97,448	—

Total premiums	$688,532	$36,338	$12,745	$664,939	1.9%

NOTE:	Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2007

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2007. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description
(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and JPMorgan Chase Bank, N.A., as trustee, incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

Exhibit No.		Description
	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

	10.2*	Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, filed with the SEC on November 14, 1996.

	10.3*	Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.4 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1997, filed with the SEC on March 30, 1998.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

Exhibit No.		Description
	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(c)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(d)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(e)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.		Description
	10.6(f)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(g)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.3 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.10*	Summary of HMEC Non-Employee Director Compensation.

	10.11*	Summary of HMEC Named Executive Officer Annualized Salary, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated May 22, 2007, filed with the SEC on May 25, 2007.

	10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.12(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

	10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

Exhibit No.		Description
	10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.