Form 10-Q
period 2008-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2008-05-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

As of April 30, 2008, 40,623,637 shares of Common Stock, par value $0.001 per share, were outstanding, net of 20,251,347 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 8, 2008

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2008, $3,746,493; 2007, $3,795,665)	$3,697,435	$3,798,343
Fixed maturity securities on loan (amortized cost 2008, $67,389; 2007, $74,599)	68,685	74,658

Total fixed maturities	3,766,120	3,873,001
Equity securities, available for sale, at fair value (amortized cost 2008, $94,278; 2007, $94,083)	84,231	86,548
Short-term and other investments	235,339	143,990
Short-term investments, loaned securities collateral	70,479	76,711

Total investments	4,156,169	4,180,250
Cash	8,856	13,209
Accrued investment income and premiums receivable	103,481	101,427
Deferred policy acquisition costs	266,290	261,789
Goodwill	47,396	47,396
Value of acquired insurance in force	4,059	5,380
Other assets	101,277	87,652
Separate Account (variable annuity) assets	1,392,762	1,562,210

Total assets	$6,080,290	$6,259,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,042,899	$2,014,211
Interest-sensitive life contract liabilities	667,819	663,087
Unpaid claims and claim expenses	314,366	315,382
Future policy benefits	189,967	188,117
Unearned premiums	196,122	202,527

Total policy liabilities	3,411,173	3,383,324
Other policyholder funds	136,402	138,470
Liability for securities lending agreements	71,376	76,850
Other liabilities	226,366	205,696
Short-term debt	—	—
Long-term debt	199,501	199,485
Separate Account (variable annuity) liabilities	1,392,762	1,562,210

Total liabilities	5,437,580	5,566,035

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2008, 60,874,984; 2007, 60,855,455	61	61
Additional paid-in capital	354,543	353,841
Retained earnings	708,404	698,539
Accumulated other comprehensive loss net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(34,291)	(2,621)
Net funded status of pension and other postretirement benefit obligations	(3,217)	(3,217)
Treasury stock, at cost, 2008, 20,251,347 shares; 2007, 18,614,971 shares	(382,790)	(353,325)

Total shareholders’ equity	642,710	693,278

Total liabilities and shareholders’ equity	$6,080,290	$6,259,313

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues
Insurance premiums and contract charges earned	$162,549	$161,153
Net investment income	56,613	54,854
Net realized investment gains (losses)	(2,451)	3,468
Other income	2,557	2,580

Total revenues	219,268	222,055

Benefits, losses and expenses
Benefits, claims and settlement expenses	106,914	98,377
Interest credited	32,055	31,155
Policy acquisition expenses amortized	21,028	19,110
Operating expenses	34,780	34,978
Amortization of intangible assets	1,245	1,538
Interest expense	3,401	3,689

Total benefits, losses and expenses	199,423	188,847

Income before income taxes	19,845	33,208
Income tax expense	5,589	9,940

Net income	$14,256	$23,268

Net income per share
Basic	$0.35	$0.54

Diluted	$0.34	$0.52

Weighted average number of shares and equivalent shares (in thousands)
Basic	41,055	43,118
Diluted	42,146	45,396
Comprehensive income (loss)
Net income	$14,256	$23,268
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(31,670)	524
Change in net funded status of pension and other postretirement benefit obligations	—	—

Other comprehensive income (loss)	(31,670)	524

Total	$(17,414)	$23,792

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Common stock
Beginning balance	$61	$61
Options exercised, 2008, 0 shares; 2007, 51,340 shares	—	—
Conversion of Director Stock Plan units, 2008, 16,355 shares; 2007, 761 shares	—	—
Conversion of restricted stock units, 2008, 3,174 shares; 2007, 0 shares	—	—

Ending balance	61	61

Additional paid-in capital
Beginning balance	353,841	347,873
Options exercised and conversion of Director Stock Plan units and restricted stock units	369	914
Share-based compensation expense	333	236

Ending balance	354,543	349,023

Retained earnings
Beginning balance	698,539	634,110
Net income	14,256	23,268
Cash dividends, $0.105 per share	(4,391)	(4,600)

Ending balance	708,404	652,778

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	(5,838)	7,614
Change in net unrealized gains and losses on fixed maturities and equity securities	(31,670)	524
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	(37,508)	8,138

Treasury stock, at cost
Beginning balance, 2008, 18,614,971 shares; 2007, 17,503,371 shares	(353,325)	(332,577)
Purchase of 1,636,376 shares in 2008; 0 shares in 2007	(29,465)	—

Ending balance, 2008, 20,251,347 shares; 2007, 17,503,371 shares	(382,790)	(332,577)

Shareholders’ equity at end of period	$642,710	$677,423

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows - operating activities
Premiums collected	$154,197	$162,021
Policyholder benefits paid	(114,048)	(102,975)
Policy acquisition and other operating expenses paid	(58,189)	(63,148)
Federal income taxes recovered	—	11,035
Investment income collected	54,999	56,695
Interest expense paid	(40)	(40)
Other	3,129	3,007

Net cash provided by operating activities	40,048	66,595

Cash flows - investing activities
Fixed maturities
Purchases	(244,990)	(451,059)
Sales	188,573	205,197
Maturities, paydowns, calls and redemptions	130,611	186,587
Net cash used in short-term and other investments	(91,580)	(10,198)

Net cash used in investing activities	(17,386)	(69,473)

Cash flows - financing activities
Dividends paid to shareholders	(4,391)	(4,600)
Purchase of treasury stock	(29,465)	—
Exercise of stock options	—	895
Annuity contracts, variable and fixed
Deposits	73,909	81,526
Benefits and withdrawals	(45,971)	(48,599)
Net transfer to Separate Account (variable annuity) assets	(20,480)	(35,500)
Life policy accounts
Deposits	251	231
Withdrawals and surrenders	(1,502)	(1,409)
Change in bank overdrafts	634	3,431

Net cash used in financing activities	(27,015)	(4,025)

Net decrease in cash	(4,353)	(6,903)
Cash at beginning of period	13,209	13,438

Cash at end of period	$8,856	$6,535

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2008, and the consolidated results of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the three months ended March 31, 2008 and 2007. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2008 presentation.

Note 1 - Basis of Presentation-(Continued)

Adoption of SFAS No. 159

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments, as defined in SFAS No. 159, at fair value. Changes in unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date and upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. At adoption, for those financial assets and financial liabilities which management has elected to carry at fair value, an entity will report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company’s management did not elect to measure any additional eligible financial assets or financial liabilities at fair value and as a result, adoption of this SFAS did not have an effect on the results of operations or financial position of the Company.

Adoption of SFAS No. 157

Effective January 1, 2008, the Company adopted FASB SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This pronouncement did not require any new fair value measurements and its adoption did not affect the results of operations or financial position of the Company. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are not disclosed at fair value in the consolidated financial statements on a recurring basis. The FSP did not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually. The Company’s expanded disclosures as a result of SFAS No. 157 are included in “Note 4 — Fair Value of Financial Instruments”.

Note 2 - Debt

Indebtedness outstanding was as follows:

	March 31, 2008	December 31, 2007
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $192 and $198 (6.1% imputed rate)	74,808	74,802
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $307 and $317 (6.9% imputed rate)	124,693	124,683

Total	$199,501	$199,485

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 3 - Investments

Fixed Maturity Securities and Equity Securities

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Total Carrying Value		March 31, 2008
Rating (1)	March 31, 2008	December 31, 2007	Carrying Value (2)	Amortized Cost
Fixed maturity securities
AAA	44.3%	47.0%	$1,669,734	$1,653,207
AA	10.2	9.4	382,820	397,279
A	20.8	19.5	782,303	815,043
BBB	19.7	19.0	741,454	749,499
BB	2.4	1.7	89,590	92,795
B	2.6	3.3	98,215	104,166
CCC or lower	—	0.1	1,168	1,210
Not rated (3)	—	—	836	683

Total	100.0%	100.0%	$3,766,120	$3,813,882

Equity securities
AAA	—	—	—	—
AA	12.5%	17.6%	$10,501	$13,041
A	61.6	61.3	51,880	56,947
BBB	19.5	16.3	16,414	16,980
BB	3.0	1.1	2,545	3,575
B	—	—	—	—
CCC or lower	—	—	—	—
Not rated (4)	3.4	3.7	2,891	3,735

Total	100.0%	100.0%	$84,231	$94,278

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Carrying values are equal to fair values, with fair values based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling. See also “Note 4 —Fair Value of Financial Instruments”.
(3)	This category includes $685 (fair value) of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 93.9% of these private placement securities as investment grade. The remaining $151 (fair value) of securities in this category were obtained in partial settlement of a default that occurred in 2002 and are not rated by S&P, Moody’s or the NAIC.
(4)	This category includes common stocks that are not rated by either S&P or Moody’s.

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

	Percent of Total Fair Value		March 31, 2008
	March 31, 2008	December 31, 2007	Fair Value	Amortized Cost
Due in 1 year or less	6.9%	6.8%	$259,527	$262,818
Due after 1 year through 5 years	27.1	28.5	1,019,921	1,032,856
Due after 5 years through 10 years	33.6	33.6	1,264,579	1,280,616
Due after 10 years through 20 years	11.3	11.3	427,343	432,763
Due after 20 years	21.1	19.8	794,750	804,829

Total	100.0%	100.0%	$3,766,120	$3,813,882

The average option adjusted duration for the Company’s fixed maturity securities was 5.7 years at March 31, 2008 and 5.5 years at December 31, 2007.

In the three months ended March 31, 2008, the Company recorded impairment write downs of $2,738 primarily related to certain below investment grade securities, with $2,291 of the write downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovers. In addition, net realized losses in the first three months of 2008 included $3,852 of realized impairment losses on financial institution and below investment grade securities that were disposed of during the quarter.

Note 3 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity securities in an unrealized loss position at March 31, 2008 and December 31, 2007. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2008 — which was largely driven by spread widening, market illiquidity and interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2008.

	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2008
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$7,068	$117	$149,897	$1,627	$156,965	$1,744
Other	—	—	—	—	—	—
Municipal bonds	167,714	5,022	62,939	2,447	230,653	7,469
Foreign government bonds	—	—	—	—	—	—
Corporate bonds	590,619	31,450	420,957	24,613	1,011,576	56,063
Other mortgage-backed securities	189,067	33,008	43,281	5,698	232,348	38,706

Totals	$954,468	$69,597	$677,074	$34,385	$1,631,542	$103,982

As of December 31, 2007
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$72,311	$185	$380,995	$5,353	$453,306	$5,538
Other	64,423	40	25,730	85	90,153	125
Municipal bonds	87,593	1,379	56,253	741	143,846	2,120
Foreign government bonds	—	—	3,911	35	3,911	35
Corporate bonds	398,575	17,454	520,356	16,218	918,931	33,672
Other mortgage-backed securities	147,594	9,019	46,602	1,512	194,196	10,531

Totals	$770,496	$28,077	$1,033,847	$23,944	$1,804,343	$52,021

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. As of March 31, 2008 and December 31, 2007, fixed maturity securities with a fair value of $68,685 and $74,658, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 4 - Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value in accordance with GAAP. FSP No. FAS 157-2 defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are not disclosed at fair value in the consolidated financial statements on a recurring basis.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as U.S. Treasury securities.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes certain U.S. Government and agency mortgage-backed debt securities and corporate debt securities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private debt and equity investments.

The disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial instrument. In addition, potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Note 4 - Fair Value of Financial Instruments-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008.

	Fair	Fair Value Measurements at Reporting Date Using
March 31, 2008	Value	Level 1	Level 2	Level 3
Financial Assets
Investments
Fixed maturities	$3,766,120	$41,904	$3,723,531	$685
Equity securities	84,231	43,931	39,843	457
Short-term investments (1)	131,940	130,019	1,921	—
Short-term investments, loaned securities collateral	70,479	—	70,479	—

Total	$4,052,770	$215,854	$3,835,774	$1,142

Separate Account (variable annuity) assets	$1,392,762	$1,392,762	—	—

(1)	Short-term investments are included in Short-term and Other Investments in the Consolidated Balance Sheets. At March 31, 2008, total Short-term and Other Investments was $235,339.

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis for the period January 1, 2008 to March 31, 2008. As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.

	Level 3 Assets
Level 3 Instruments Only	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance	$688	$457	$1,145
Total gains or (losses) (realized/unrealized)	—	—	—
Paydowns	(3)	—	(3)
Purchases, sales, issuances and settlements	—	—	—
Transfers in (out) of Level 3	—	—	—

Ending balance	$685	$457	$1,142

For the period January 1, 2008 to March 31, 2008, there were no gains or losses included in earnings or shareholders’ equity that were attributable to either (1) realized gains or losses or (2) the change in unrealized gains or losses relating to Level 3 assets still held at March 31, 2008.

Note 5 - Share Repurchase Programs and Treasury Shares Held (Common Stock)

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, on September 12, 2007, the Company’s Board of Directors (“Board”) authorized a new share repurchase program allowing repurchases up to $50,000. The new share repurchase program authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions.

From September 12, 2007 through December 31, 2007, the Company repurchased 1,111,600 shares of its common stock, or 2.6% of the outstanding shares on December 31, 2006, at an aggregate cost of $20,748, or an average cost of $18.66 per share, under its new share repurchase program. From January 1, 2008 through February 19, 2008, the Company completed the new program by repurchasing an additional 1,626,776 shares of its common stock, or 3.9% of the outstanding shares on December 31, 2007. In total, 2,738,376 shares were repurchased under the $50,000 program at an average cost of $18.28 per share. The repurchase of shares was financed through use of cash.

On March 7, 2008, the Board authorized an additional $25,000 share repurchase program allowing for repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (the “March 2008 Program”). Through March 31, 2008, 9,600 shares were repurchased under the March 2008 Program at an aggregate cost of $158, or an average cost of $16.46 per share. The repurchase of shares was financed through use of cash.

At March 31, 2008, the Company held 20,251,347 shares in treasury. As of March 31, 2008, $24,842 remained authorized for future share repurchases.

Note 6 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined contribution plan or a supplemental defined benefit plan or both. Additional information regarding the Company’s retirement plans is contained in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2008 and 2007.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Components of net periodic pension expense:
Service cost	$—	$—	$(11)	$(12)
Interest cost	249	360	235	245
Expected return on plan assets	(289)	(376)	—	—
Recognized net actuarial loss	136	230	146	227
Settlement loss	57	169	—	—

Net periodic pension expense	$153	$383	$370	$460

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expects to contribute $1,140 to the supplemental defined benefit plans in 2008, of which $319 was contributed during the three months ended March 31, 2008. Also consistent with disclosures in the Company’s Annual Report on Form 10-K, the Company does not expect to make a contribution to the defined benefit plan in 2008.

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the Plan’s eligibility requirements, and their eligible dependents. As described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”, effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a Health Reimbursement Account (“HRA”) for each eligible participant. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993. As a result of the changes in the plan for other postretirement benefits, the Company anticipates a reduction in its expenses of approximately $2,390 in 2008.

Note 6 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of the net periodic benefit cost (gain) for postretirement benefits other than pension for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Components of net periodic cost (gain):
Service cost	$1	$12
Interest cost	38	358
Amortization of prior service cost	(527)	(1,162)
Recognized net actuarial gain	(110)	(328)

Net periodic benefit gain	$(598)	$(1,120)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expects to contribute $730 to the postretirement benefit plans other than pensions in 2008, of which $122 was contributed during the three months ended March 31, 2008.

The Pension Protection Act of 2006

In the third quarter of 2006, the federal government enacted the Pension Protection Act of 2006 (the “Act”) which changes the manner in which pension funding is determined. The new rules are effective for funding beginning in 2008. Management does not expect the Act to have a material impact on the Company’s funding activity.

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of March 31, 2008. The Company’s obligations have not changed as a result of these developments.

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

Three months ended March 31, 2008	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$232,283	$7,877	$181	$224,587
Premiums and contract charges earned	170,841	8,618	326	162,549
Benefits, claims and settlement expenses	109,165	2,582	331	106,914

Three months ended March 31, 2007
Premiums written and contract deposits	$238,804	$9,615	$1,089	$230,278
Premiums and contract charges earned	169,965	10,214	1,402	161,153
Benefits, claims and settlement expenses	103,215	4,214	(624)	98,377

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

	Three Months Ended March 31,
	2008	2007
Insurance premiums and contract charges earned
Property and casualty	$132,987	$132,197
Annuity	4,775	5,391
Life	24,787	23,565

Total	$162,549	$161,153

Net investment income
Property and casualty	$9,180	$9,200
Annuity	33,055	31,501
Life	14,627	13,914
Corporate and other	23	515
Intersegment eliminations	(272)	(276)

Total	$56,613	$54,854

Net income (loss)
Property and casualty	$13,035	$16,825
Annuity	2,938	3,394
Life	2,635	3,559
Corporate and other	(4,352)	(510)

Total	$14,256	$23,268

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$918	$1,199
Life	327	339

Total	$1,245	$1,538

	March 31, 2008	December 31, 2007
Assets
Property and casualty	$894,708	$908,209
Annuity	3,927,135	4,086,619
Life	1,196,670	1,199,147
Corporate and other	98,824	102,250
Intersegment eliminations	(37,047)	(36,912)

Total	$6,080,290	$6,259,313

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

•

Prevailing interest rate levels, including the impact of interest rates on (1) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (2) the book yield of the Company’s investment portfolio, (3) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products and (4) valuations of deferred policy acquisition costs and value of acquired insurance in force.

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

•

Changes in insurance regulations, including (1) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (2) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

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

•

The competitive impact of the new Section 403(b) tax-qualified annuity regulations, including (1) their potential to lead plan sponsors to restrict the number of providers and (2) the possible entry into the 403(b) market of larger competitors experienced in 401(k) plans.

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

For the three months ended March 31, 2008, the Company’s net income decreased $9.0 million compared to the prior year, including a $3.9 million reduction in after-tax realized investment gains and losses. Consistent with industry experience, the current quarter reflected a relatively high level of catastrophe losses and the continued impact of a challenging financial market environment, as well as the adverse effect of a slowing economy on both home and automobile sales. Compared to the first three months of 2007, results in the current period were also negatively impacted by a reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 93.5% for the first quarter of 2008 compared to 89.5% for the same period in 2007. Annuity segment net income decreased $0.4 million, or 12%, compared to the first three months of 2007, as current period improvements in the interest margin were more than offset by the adverse impact of the financial market on the valuation of deferred policy acquisition costs and the level of contract charges earned. Life segment net income decreased $1.0 million, or 28%, compared to a year earlier, reflecting higher mortality costs which more than offset growth in investment income.

Premiums written and contract deposits declined 2% compared to the first three months of 2007, largely due to decreases in annuity rollover deposits in 2008. For the three months ended March 31, 2008, reduced costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $1.9 million increase in premiums written compared to 2007. New automobile sales units in the current quarter were 12% less than the first three months of 2007. This sales level was somewhat offset by favorable policy retention, resulting in voluntary automobile policies in force equal to March 31, 2007. However, automobile policies of educators increased compared to a year earlier. Annuity contract deposits for the first three months of 2008 decreased 9% compared to a year earlier, and life segment insurance premiums and contract deposits increased 2% compared to the three months ended March 31, 2007.

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

Liabilities for Property and Casualty Claims and Claim Settlement Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together, “loss reserves”). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 3 — Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of March 31, 2008. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	March 31, 2008			December 31, 2007
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$78.4	$133.6	$212.0	$77.3	$135.4	$212.7
Automobile other	5.1	0.9	6.0	6.7	0.8	7.5
Homeowners	14.5	36.9	51.4	14.0	36.2	50.2
All other	3.1	30.8	33.9	3.5	32.3	35.8

Total	$101.1	$202.2	$303.3	$101.5	$204.7	$306.2

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At March 31, 2008, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the three months ended March 31, 2008 by approximately $1.8 million, reflecting the emergence of favorable educator excess liability claim frequency trends in accident years 2006 and prior and favorable trends in automobile and homeowners loss adjustment expense emergence for accident years 2007 and 2006. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table as of December 31, 2007 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At March 31, 2008, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

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

Valuation of Investments

Market valuations for the fixed maturity securities portfolio are based on prices provided by the Company’s custodian bank and its investment managers. Both the custodian bank and the investment managers use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio was priced through pricing services or index priced as of March 31, 2008. The remainder of the portfolio was priced by broker-dealers.

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security, or if the Company does not have the ability and intent to hold a debt security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value, (3) the stock price trend of the issuer, (4) the market leadership position of the issuer, (5) the debt ratings of the issuer and (6) the cash flows of the issuer, are all considered in the impairment assessment. A write down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2008	2007	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$126.6	$124.5	1.7%	$2.1
Involuntary and other property & casualty	0.2	0.8	-75.0%	(0.6)

Total property & casualty	126.8	125.3	1.2%	1.5
Annuity deposits	73.9	81.5	-9.3%	(7.6)
Life	23.9	23.5	1.7%	0.4

Total	$224.6	$230.3	-2.5%	$(5.7)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2008	2007	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$133.3	$129.7	2.8%	$3.6
Involuntary and other property & casualty	(0.3)	2.5	-112.0%	(2.8)

Total property & casualty	133.0	132.2	0.6%	0.8
Annuity	4.7	5.4	-13.0%	(0.7)
Life	24.8	23.6	5.1%	1.2

Total	$162.5	$161.2	0.8%	$1.3

For the first three months of 2008, the Company’s premiums written and contract deposits decreased 2.5% compared to the prior year, largely due to decreases in annuity rollover deposit receipts in 2008. The reduced costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $1.9 million increase to premiums for the three months ended March 31, 2008. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 758 at March 31, 2008, reflecting a decrease of 8.7% compared to 830 agents at March 31, 2007 and a decrease of 4.1% compared to 790 at December 31, 2007. Of the current period-end total, 201 agents were in their first 24 months with the Company, down 19.0% compared to March 31, 2007. The number of experienced agents in the agent force, 557, decreased 4.3% compared to a year earlier. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At March 31, 2008, there were 284 licensed producers, compared to 158 at March 31, 2007. At the time of this Quarterly Report on Form 10-Q, management anticipates that over the next several quarters the agent count will continue to decline modestly during the Company’s transition to its new Agency Business Model, with an increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new model.

In 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove current capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through March 31, 2008, 209 of the agents at March 31, 2008 and all field sales management completed this training. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

For the first three months of 2008, new automobile sales units were 11.6% less than for the same period a year earlier. New homeowners sales units decreased 13.5% compared to the first quarter of 2007. For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the decreases in automobile and home sales. Annuity new business declined 16.4% compared to the first quarter of 2007, reflecting a lower level of single premium and rollover deposits, particularly from the independent agent distribution channel, somewhat offset by new business growth in the Company’s core scheduled deposit business. Life new business decreased 19.9% compared to the prior year. For the first three months of 2008, total new business sales decreased 15.2% compared to a year earlier. In total, exclusive agent sales for the first three months of 2008 decreased 7.2% compared to prior year, reflecting the lower number of agents in the current period. Average overall productivity per agent was comparable to the first three months of 2007. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written increased 1.7%, or $2.1 million, in the first three months of 2008, including the $1.9 million reduction in the cost of catastrophe reinsurance in 2008. The automobile average written premium per policy was equal to a year earlier while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. At March 31, 2008, there were 534,000 voluntary automobile and 265,000 homeowners policies in force, for a total of 799,000 policies, compared to a total of 801,000 policies at December 31, 2007 and 800,000 at March 31, 2007.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 90.8% at March 31, 2008 compared to 90.3% at March 31, 2007. The property 12-month new and renewal policy retention rate was 88.6% at March 31, 2008 compared to 87.3% a year earlier. For the first three months of 2008, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2007.

Voluntary automobile premium written increased 0.2% ($0.2 million) compared to the first three months of 2007. In the first three months of 2008, automobile policies in force and average written premium per policy were comparable to the same period in 2007. Average earned premium per policy decreased 1% compared to a year ago. Automobile policies in force at March 31, 2008 decreased by 1,000 compared to December 31, 2007 and were equal to March 31, 2007. Educator policies increased throughout the period.

Voluntary homeowners premium written increased 5.8% ($1.9 million) compared to the first quarter of 2007 including the lower amount of catastrophe reinsurance premiums described above. Homeowners average written premium per policy increased 4% compared to a year earlier, while average earned premium per policy increased 6%. Homeowners policies in force at March 31, 2008 decreased 1,000 compared to both December 31, 2007 and a year earlier, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances.

The primary component of involuntary and other property and casualty premiums, which represented less than 2% of total property and casualty premiums for full year 2007, has been educator excess professional liability insurance purchased by the National Education Association (“NEA”) for all of its members. The NEA’s five-year contract to purchase this insurance from the Company expired on August 31, 2007 and represented approximately $8.6 million of premiums written in 2006, with approximately $0.7 million, or 1/12, of that premium earned each month during the September 2006 through August 2007 coverage period. The Company’s underwriting results from educator excess professional liability insurance have generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment. The other significant component of involuntary and other property and casualty premiums is automobile business assumed from state mandatory insurance facilities and this component decreased $0.8 million compared to the first three months of 2007.

Annuity deposits received decreased 9.3% for the three months ended March 31, 2008 compared to the same period in 2007. In the first three months of 2008, scheduled annuity deposits were comparable to the prior year while single premium and rollover deposits decreased 26.4%, impacted by the industry-wide effect on 403(b) transfers of the transition to the new Internal Revenue Service (“IRS”) Section 403(b) regulations. In the first three months of 2008, new deposits to variable accounts decreased 2.5%, or $0.9 million, and new deposits to fixed accounts decreased 14.9%, or $6.7 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers for the 401(k) group annuity contract by the Company’s employees.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 924 authorized agents at March 31, 2008. During the first three months of 2008, this channel generated $5.0 million in annualized new annuity sales for the Company compared to $10.9 million for the first quarter of 2007. The decrease in 2008 was anticipated as management continued to focus this channel on 403(b) and other tax-qualified business.

Total annuity accumulated cash value of $3.6 billion at March 31, 2008 decreased 1.3% compared to a year earlier, reflecting the increase from new deposits received and favorable retention more than offset by unfavorable financial market performance over the 12 months. At March 31, 2008, the number of annuity contracts outstanding of 168,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2007 and increased 1.8%, or 3,000 contracts, compared to March 31, 2007.

Variable annuity accumulated balances were 8.2% lower at March 31, 2008 than at March 31, 2007 and annuity segment contract charges earned decreased 13.0%, or $0.7 million, compared to the first three months of 2007.

Life segment premiums and contract deposits increased 1.7%, or $0.4 million, compared to the first three months of 2007. The ordinary life insurance in force lapse ratio was 5.7% for the 12 months ended March 31, 2008 compared to 5.8% for the 12 months ended March 31, 2007.

Net Investment Income

Pretax investment income of $56.6 million for the three months ended March 31, 2008 increased 3.1%, or $1.7 million, (3.2%, or $1.2 million, after tax) compared to prior year. The increase reflected growth in the size of the investment portfolio and a modest increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 2.4% over the prior 12 months. The average pretax yield on the investment portfolio was 5.49% (3.73% after tax) for the first three months of 2008, compared to a pretax yield of 5.45% (3.70% after tax) a year earlier.

Net Realized Investment Gains and Losses

Net realized investment losses (pretax) were $2.4 million for the first three months of 2008 compared to net realized investment gains of $3.5 million in the prior year’s first quarter. The net gains and losses in both periods were realized from ongoing investment portfolio management activity and recording of impairment charges. In addition, the first quarter of 2008 included $1.1 million of litigation proceeds on previously impaired WorldCom, Inc. debt securities.

The Company recorded $2.7 million of impairment write downs in the first quarter of 2008 and no impairment write downs were recorded in the first quarter of 2007. The current period write downs were primarily related to certain below investment grade securities, with $2.3 million of the write downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovers. In addition, net realized losses in the first quarter of 2008 included $3.9 million of realized impairment losses on financial institution and below investment grade securities that were disposed of during the quarter. Net realized investment losses in the first three months of 2008 included gains of $0.1 million from sales of securities for which impairment charges were recorded in 2007. Net realized investment gains in the first quarter of 2007 included $1.7 million from sales of securities for which impairment write downs were recorded in 2002.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of March 31, 2008 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain(Loss)
Fixed Maturity Securities
Corporate bonds
Banking and Finance	52	$309.6	$320.6	$(11.0)
Energy	54	305.4	304.6	0.8
Utilities	27	189.6	190.1	(0.5)
Telecommunications	21	171.9	173.9	(2.0)
Health Care	33	142.9	147.0	(4.1)
Insurance	22	81.5	84.4	(2.9)
Transportation	14	73.1	74.1	(1.0)
Metal and Mining	13	63.5	66.7	(3.2)
Automobiles	10	58.4	57.6	0.8
Food and Beverage	13	57.6	57.1	0.5
All Other Corporates (1)	136	414.9	422.7	(7.8)

Total corporate bonds	395	1,868.4	1,898.8	(30.4)
Mortgage-backed securities
U.S. government and federally sponsored agencies	416	858.4	847.6	10.8
Other	101	228.7	254.8	(26.1)
Municipal bonds	174	524.8	524.2	0.6
Government bonds
U.S.	7	151.7	147.0	4.7
Foreign	4	16.0	14.4	1.6
Collateralized debt obligations (2)	7	13.0	20.9	(7.9)
Asset-backed securities	33	105.1	106.2	(1.1)

Total fixed maturity securities	1,137	$3,766.1	$3,813.9	$(47.8)

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	27	$52.5	$59.5	$(7.0)
Insurance	7	9.0	9.1	(0.1)
Real estate	12	7.9	8.2	(0.3)
U.S. federally sponsored agencies	2	7.3	9.0	(1.7)
Utilities	4	4.7	4.8	(0.1)
Common stocks
Cable	3	2.4	3.7	(1.3)
Technology and other	2	0.4	*	0.4

Total equity securities	57	$84.2	$94.3	$(10.1)

Total	1,194	$3,850.3	$3,908.2	$(57.9)

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Broadcasting and media, defense, cable, real estate, technology and manufacturing represented $274.9 million of fair value at March 31, 2008, with the remaining 12 classifications each representing less than $33 million.
(2)	All of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2008.

At March 31, 2008, the Company’s diversified fixed maturity securities portfolio consisted of 1,516 investment positions, issued by 1,137 entities, and totaled approximately $3.8 billion in fair value. This portfolio was 95.0% investment grade, based on fair value, with an average quality rating of AA-. At March 31, 2008, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had one subprime mortgage loan with a fair value of $1.0 million at March 31, 2008. The characteristics of the Company’s sub-prime mortgage loan, a collateralized debt obligation, include the following: low average Fair Isaac Credit Organization (“FICO”) score (less than 650), high weighted average coupon relative to other mortgage-backed securities of similar loan age and issue date, high prepayment penalties, and a high percentage of hybrid loans or negative amortizing loans. The “Alt-A” mortgage loan exposure was comprised of five securities with a total fair value of approximately $8.4 million, with an unrealized loss of approximately $0.5 million at March 31, 2008, of which $4.2 million was acquired in 2003, $0.8 million was acquired in 2004, $2.9 million was acquired in the fourth quarter of 2007 and $0.5 million was acquired in the first quarter of 2008. The characteristics of the Company’s “Alt-A” mortgage loans include the following: low average FICO score (less than 680), borrowers meet Fannie Mae and Freddie Mac standards for credit scores but might not meet standard guidelines for documentation requirements, property type, and debt ratio or loan-to-value ratio. At the time of this Quarterly Report on Form 10-Q, management does not anticipate any additional other-than-temporary impairments of these securities.

At March 31, 2008, the Company had $524.8 million fair value invested in municipal bonds, primarily in the portfolios of the property and casualty insurance subsidiaries, with an unrealized gain of $0.6 million. The overall credit quality of these securities was AAA, with approximately 64% of the value insured at March 31, 2008. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at March 31, 2008.

At March 31, 2008, the fixed maturity securities and equity securities portfolio had $114.9 million pretax of gross unrealized losses related to 826 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at March 31, 2008, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by Quality

and Period of Continuous Unrealized Loss

As of March 31, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	168	$513.0	$528.0	$(15.0)
4 through 6 months	51	74.9	80.2	(5.3)
7 through 9 months	32	18.1	19.3	(1.2)
10 through 12 months	64	243.4	283.9	(40.5)
13 through 24 months	50	156.5	171.7	(15.2)
25 through 36 months	65	280.7	293.8	(13.1)
37 through 48 months	39	149.9	151.5	(1.6)
Greater than 48 months	13	50.8	52.1	(1.3)

Total	482	$1,487.3	$1,580.5	$(93.2)

Non-investment grade
3 Months or less	45	$29.8	$30.7	$(0.9)
4 through 6 months	46	20.6	21.7	(1.1)
7 through 9 months	21	10.0	10.6	(0.6)
10 through 12 months	71	44.6	49.6	(5.0)
13 through 24 months	32	20.1	22.0	(1.9)
25 through 36 months	28	11.9	12.8	(0.9)
37 through 48 months	14	6.6	7.0	(0.4)
Greater than 48 months	—	—	—	—

Total	257	$143.6	$154.4	$(10.8)

Not rated, all greater than 48 months	4	$0.6	$0.6	*

Total fixed maturity securities	743	$1,631.5	$1,735.5	$(104.0)

Equity Securities
Investment grade
3 Months or less	18	$14.0	$14.8	$(0.8)
4 through 6 months	12	3.9	4.1	(0.2)
7 through 9 months	46	40.1	46.1	(6.0)
10 through 12 months	—	—	—	—
13 through 24 months	1	3.7	4.5	(0.8)
25 through 36 months	—	—	—	—
37 through 48 months	—	—	—	—
Greater than 48 months	1	1.9	2.7	(0.8)

Total	78	$63.6	$72.2	$(8.6)

Non-investment grade, all 7 through 9 months	1	$1.5	$2.5	$(1.0)

Not rated
3 Months or less	2	$0.3	$0.3	*
4 through 6 months	1	0.5	0.7	(0.2)
7 through 12 months	—	—	—	—
13 through 24 months	1	1.6	2.7	(1.1)
Greater than 24 months	—	—	—	—

Total	4	$2.4	$3.7	$(1.3)

Total equity securities	83	$67.5	$78.4	$(10.9)

Total fixed maturity securities and equity securities	826	$1,699.0	$1,813.9	$(114.9)

*	Less than $0.1 million.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, no single issuer had a pretax unrealized loss greater than $3.5 million. Of these securities, 29 were trading below 80% of book value at March 31, 2008 and the table below provides additional information regarding these securities. Structured securities represented 19 of these positions which were priced below 80% due to the illiquidity of the market. The other 10 securities were primarily equities and below investment grade securities.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Below 80% Valuation

As of March 31, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	17	$67.6	$94.8	$(27.2)
4 through 6 months	2	3.6	6.0	(2.4)
7 through 9 months	1	1.4	4.9	(3.5)
Greater than 9 months	—	—	—	—

Total	20	72.6	105.7	(33.1)
Non-investment grade, all 3 months or less	4	4.5	6.7	(2.2)
Not rated	—	—	—	—

Total fixed maturity securities	24	$77.1	$112.4	$(35.3)

Equity Securities
Investment grade, all 3 Months or less	3	$5.4	$7.5	$(2.1)
Non-investment grade, all 4 through 6 months	1	1.5	2.5	(1.0)
Not rated, all 7 through 9 months	1	2.1	3.4	(1.3)

Total equity securities	5	$9.0	$13.4	$(4.4)

Total fixed maturity securities and equity securities	29	$86.1	$125.8	$(39.7)

The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2008 — which was largely driven by spread widening, market illiquidity and interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2008. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2008	2007	Percent	Amount
Property and casualty	$91.7	$86.0	6.6%	$5.7
Annuity	0.5	0.3	66.7%	0.2
Life	14.7	12.1	21.5%	2.6

Total	$106.9	$98.4	8.6%	$8.5

Property and casualty catastrophe losses, included above	$5.4	$2.5	116.0%	$2.9

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2008	2007
Incurred claims and claim expenses:
Claims occurring in the current year	$94.4	$91.5
Decrease in estimated reserves for claims occurring in prior years (1)	(2.7)	(5.5)

Total claims and claim expenses incurred	$91.7	$86.0

Property and casualty loss ratio:
Total	69.0%	65.0%
Effect of catastrophe costs, included above	4.1%	1.8%

(1)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the three months ended March 31, 2008, the Company’s benefits, claims and settlement expenses increased compared to the prior year, including an increase in catastrophe losses, a smaller decrease in estimated reserves for property and casualty claims occurring in prior years, and unfavorable life mortality experience.

The current period favorable development of prior years’ property and casualty reserves of $2.7 million was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and prior, being below the level anticipated in the December 31, 2007 loss reserve estimate for the voluntary automobile, homeowners and other liability lines of business. The favorable development was driven by emerging trends related to educator excess liability claim frequency, as well as favorable voluntary automobile and homeowners loss adjustment expense emergence.

For the three months ended March 31, 2008, the voluntary automobile loss ratio of 71.2% increased by 2.4 percentage points compared to the same period a year earlier, including a 1.9 percentage point increase due to the lower level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 66.0% for the three months ended March 31, 2008 increased 12.6 percentage points compared to a year earlier, reflecting the higher level of catastrophe costs and the lower level of favorable development of prior years’ reserves recorded in 2008, which contributed 5.6 percentage points of the increase. In 2008, late-winter storms in some sections of the U.S. and heavy thunderstorms and tornadoes across the Southern U.S. contributed to higher catastrophic losses than average for the Company as well as the industry. Catastrophe costs represented 12.1 percentage points of the homeowners loss ratio for the current period compared to 6.0 percentage points for the prior year, an increase of 6.1 percentage points. The current period homeowners loss ratio also reflected an increase in non-catastrophe weather-related losses due to the more severe winter weather in 2008, particularly in the Northeast region.

For the annuity segment, benefits in the current quarter increased $0.2 million compared to prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.1 million at March 31, 2008, compared to less than $0.1 million at December 31, 2007 and $0.6 million at March 31, 2007.

For the life segment, benefits in the current quarter increased compared to a year earlier reflecting higher mortality costs.

Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2008	2007	Percent	Amount
Annuity	$22.6	$22.0	2.7%	$0.6
Life	9.5	9.2	3.3%	0.3

Total	$32.1	$31.2	2.9%	$0.9

Compared to prior year, the current period increase in annuity segment interest credited reflected a 3.5% increase in average accumulated fixed deposits, partially offset by an 8 basis point decline in the average annual interest rate credited to 4.27%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the three months ended March 31, 2008 and 2007 were 151 basis points and 137 basis points, respectively.

As of March 31, 2008, fixed annuity account values totaled $2.2 billion, including $1.9 billion of deferred annuities. Approximately 19% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 71% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 14 basis points compared to the first three months of 2007, due to improvements in the Company’s investment portfolio yield and continued decreases in average interest crediting rates.

Operating Expenses

For the first three months of 2008, operating expenses decreased 0.9%, or $0.3 million, compared to the prior year. The continuation of the Company’s expense control measures more than offset the impact of increased strategic investments in distribution and technology initiatives in the first three months of 2008. The property and casualty expense ratio of 24.5% for the three months ended March 31, 2008 was equal to the prior year.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the three months ended March 31, 2008, the combined amortization of policy acquisition expenses and intangible assets was $22.2 million compared to $20.6 million recorded for the same period in the prior year.

Amortized policy acquisition expenses were $21.0 million for the first three months of 2008 compared to $19.1 million for the same period in 2007. The March 31, 2008 valuation of annuity deferred policy acquisition costs resulted in an increase in amortization of $2.3 million, primarily driven by financial market performance, compared to a $0.5 million increase in amortization resulting from a similar valuation at March 31, 2007. For the life segment, both the March 31, 2008 and March 31, 2007 valuations of deferred policy acquisition costs resulted in no change to scheduled amortization. The remaining increase in amortized policy acquisition costs was due to scheduled amortization of capitalized costs.

Amortization of intangible assets was $1.2 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively. The March 31, 2008 valuation of Annuity VIF resulted in a $0.1 million decrease in amortization compared to a $0.2 million increase at March 31, 2007.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.1% and 29.8% for the three months ended March 31, 2008 and 2007, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 8.3 and 5.8 percentage points for the three months ended March 31, 2008 and 2007, respectively. While the income from tax-advantaged securities decreased somewhat compared to a year earlier, the reduced level of taxable income in the current period resulted in this having a greater impact on the effective income tax rate for 2008.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2008, the Company had income tax returns for the 2002 through 2007 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2002, 2004 and 2005. The Company has recorded $5.3 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For the three months ended March 31, 2008, the Company’s net income decreased $9.0 million compared to the prior year, including a $3.9 million reduction in after-tax realized investment gains and losses. Consistent with industry experience, the current quarter reflected a relatively high level of catastrophe losses and the continued impact of a challenging financial market environment, as well as the adverse effect of a slowing economy on both home and automobile sales. Compared to the first three months of 2007 results in the current period were also negatively impacted by a reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 93.5% for the first quarter of 2008 compared to 89.5% for the same period in 2007. Annuity segment net income decreased $0.4 million, or 12%, compared to the first three months of 2007, as current period improvements in the interest margin were more than offset by the adverse impact of the financial market on the valuation of deferred policy acquisition costs and the level of contract charges earned. Life segment net income decreased $1.0 million, or 28%, compared to a year earlier, reflecting higher mortality costs which more than offset growth in investment income.

Net income by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year
	2008	2007	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$13.0	$16.8	-22.6%	$(3.8)
Annuity	3.0	3.4	-11.8%	(0.4)
Life	2.6	3.6	-27.8%	(1.0)
Corporate and other (1)	(4.3)	(0.5)	N.M.	(3.8)

Net income	$14.3	$23.3	-38.6%	$(9.0)

Effect of catastrophe costs, after tax, included above	$(3.5)	$(1.6)	118.8%	$(1.9)

Diluted:
Net income per share	$0.34	$0.52	-34.6%	$(0.18)

Weighted average number of shares and equivalent shares (in millions)	42.1	45.4	-7.3%	(3.3)
Property and casualty combined ratio:
Total	93.5%	89.5%	N.M.	4.0%
Effect of catastrophe costs, included above	4.1%	1.8%	N.M.	2.3%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three months ended March 31, 2008, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period decline in net income compared to the first quarter 2007 was due primarily to net realized investment losses, compared to net realized investment gains in the first quarter of 2007.

Return on shareholders’ equity based on net income was 11% and 16% for the trailing 12 months ended March 31, 2008 and 2007, respectively.

At the time of this Quarterly Report on Form 10-Q, based on the underlying results for the full year 2007 and the first quarter of 2008, management estimates that 2008 full year net income before realized investment gains and losses will be within a range of $1.70 to $1.90 per diluted share. This projection anticipates (1) a modest increase in property and casualty combined ratios compared to 2007, pressured by recent, industry-wide claims frequency trends, (2) a moderate decline in annuity and life profit margins compared to 2007, following a year of strong, double-digit earnings growth in 2007 and in anticipation of continued volatility in the financial markets and (3) a reduced level of cost savings in 2008 from postretirement benefit plan changes made in 2006 and reflects the completion of the Company’s $50 million share repurchase authorization in the first quarter of 2008. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2008 and 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations — Net Realized Investment Gains and Losses” and in the “Notes to Consolidated Financial Statements — Note 3 — Investments”.

Cash Flow

The short-term liquidity requirements of the Company, within a 12-month operating cycle, are for the timely payment of claims and benefits to policyholders, operating expenses, interest payments and federal income taxes. Cash flow generated from operations has been, and is expected to be, adequate to meet the Company’s operating cash needs in the next 12 months. Cash flow in excess of operational needs has been used to fund business growth, retire short-

term debt, pay dividends to shareholders and repurchase shares of the Company’s common stock. Long-term liquidity requirements, beyond one year, are principally for the payment of future insurance policy claims and benefits and retirement of long-term debt.

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2008, net cash provided by operating activities decreased compared to the same period in 2007, primarily reflecting a lower level of net cash received from premiums collected versus benefits/claims paid, as well as the nonrecurrance of a federal income tax recovery in the prior year.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for the share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2008 without prior approval are approximately $93 million, of which $24.5 million was paid during the three months ended March 31, 2008 and an additional $10 million was declared in March 2008 and subsequently paid in April 2008. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

For the three months ended March 31, 2008, receipts from annuity contracts decreased $7.6 million, or 9.3%, compared to the same period in the prior year. Annuity contract benefits and withdrawals decreased $2.6 million, or 5.3%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 91.3% and 91.9%, respectively, for the 12 month period ended March 31, 2008. Net transfers to variable annuity accumulated cash values decreased $15.0 million, or 42.3%, compared to the prior year.

During the first three months of 2008, the Company repurchased 1,636,376 shares of its common stock, or 3.9% of the outstanding shares on December 31, 2007, at an aggregate cost of $29.5 million, or an average cost of $18.01 per share, under its stock repurchase programs, which are further described in “Notes to Consolidated Financial Statements — Note 5 — Share Repurchase Programs and Treasury Shares Held”. The repurchase of shares was financed through use of cash. As of March 31, 2008, $24.8 million remained authorized for future share repurchases. See also “Liquidity and Financial Resources — Capital Resources” and “Item 2: Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities”.

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

The total capital of the Company was $842.2 million at March 31, 2008, including $199.5 million of long-term debt and no short-term debt outstanding. Total debt represented 22.8% of total capital excluding unrealized investment gains and losses (23.7% including unrealized investment gains and losses) at March 31, 2008, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $642.7 million at March 31, 2008, including a net unrealized loss in the Company’s investment portfolio of $34.3 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $710.1 million and $17.48, respectively, at March 31, 2008. Book value per share was $15.82 at March 31, 2008 ($16.66 excluding investment fair value adjustments).

In September 2007, HMEC’s Board of Directors (“Board”) authorized a new $50 million share repurchase program and ended the May 1999 authorization. The new program authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. By February 19, 2008, the Company had completed the $50.0 million authorized by the new program, resulting in a total of 2,738,376 shares repurchased under this program at an average cost of $18.28 per share. In March 2008, the Board authorized an additional $25.0 million share repurchase program allowing for repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (the “March 2008 Program”). Through March 31, 2008, 9,600 shares were repurchased under the March 2008 Program, at an aggregate cost of $0.2 million, or an average cost of $16.46 per share. As of March 31, 2008, $24.8 million remained authorized for future share repurchases. See also “Notes to Consolidated Financial Statements — Note 5 — Share Repurchase Programs and Treasury Shares Held”.

As of March 31, 2008, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2008, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2008, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at March 31, 2008.

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

Total shareholder dividends were $4.4 million for the three months ended March 31, 2008. In March 2008, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best. These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of April 30, 2008, which were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of April 30, 2008
S&P (1)	A(stable)	BBB(stable)
Moody’s (1)	A3(stable)	Baa3(stable)
A.M. Best	A-(stable)	bbb-(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Changes

FSP FAS 140-3

In February 2008, the Financial Accounting Standards Board (“FASB”) amended Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”, through issuance of FASB Staff Position (“FSP”) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement unless four conditions are all met. Transactions that meet all four criteria will be accounted for separately from repurchase financings. Management is currently assessing the impact of this FSP but anticipates that its adoption will not have a material effect on the results of operations or financial position of the Company.

Other Matters

Proposal for Federal Regulation Option

In March 2008, the United States Treasury Department issued a report, “Blueprint for Financial Regulatory Reform”, including recommendations to improve regulatory oversight of the financial services sector. The report includes a proposal that would establish a federal insurance regulatory structure and allow individual insurance companies the option of obtaining a federal charter, similar to the current dual-chartering system for banking. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Congress also has pending proposals regarding optional federal chartering of insurance companies which may be subject to congressional hearings in 2008. Management will continue to monitor these proposals and the potential impact on the Company, insurers of similar size and the insurance industry as a whole.

Other

Ariel Capital Management, LLC, HMEC’s largest shareholder with 15.2% of the common shares outstanding per their SEC filing on Schedule 13G as of December 31, 2007, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers. However, if the percentage of ownership was calculated utilizing the outstanding share count as of December 31, 2007, the percentage would be 15.6%.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2008 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A: Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, $29.3 million remained authorized for future repurchases of Horace Mann Educators Corporation’s Common Stock, par value $0.001, under the September 2007 $50.0 million authorization by the Company’s Board of Directors (the “Board”). By February 19, 2008, the Company had completed the $50.0 million authorization described above, resulting in a total of 2,738,376 shares repurchased under this program at an average cost of $18.28 per share. On March 7, 2008, the Board authorized an additional $25.0 million share repurchase program allowing repurchases in open market or privately negotiated transactions, from time to time, depending on market conditions. During the three months ended March 31, 2008, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
January 1 – January 31	1,049,900	$17.79	1,049,900	$10.6 million
February 1 – February 29	576,876	$18.43	576,876	—
March 1 – March 31	9,600	$16.46	—	$24.8 million

Total	1,636,376	$18.01	1,626,776	$24.8 million

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2008 which has not been filed with the SEC.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date May 8, 2008	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date May 8, 2008	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date May 8, 2008	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2008

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. Management contracts and compensatory plans are indicated by an asterisk (*).

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