Form 10-Q
period 2008-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2008-08-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, 39,061,788 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2008, the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2008 and 2007, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the December 31, 2007 consolidated financial statements, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”, effective January 1, 2007. As discussed in Note 6 to the December 31, 2007 consolidated financial statements, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No 109”, effective January 1, 2007.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 7, 2008

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2008, $3,844,829; 2007, $3,795,665)	$3,746,983	$3,798,343
Fixed maturity securities on loan (amortized cost 2008, $61,776; 2007, $74,599)	61,797	74,658

Total fixed maturities	3,808,780	3,873,001
Equity securities, available for sale, at fair value (amortized cost 2008, $92,795; 2007, $94,083)	84,706	86,548
Short-term and other investments	186,885	143,990
Short-term investments, loaned securities collateral	63,091	76,711

Total investments	4,143,462	4,180,250
Cash	11,028	13,209
Accrued investment income and premiums receivable	101,366	101,427
Deferred policy acquisition costs	273,937	261,789
Goodwill	47,396	47,396
Value of acquired insurance in force	2,780	5,380
Other assets	90,315	87,652
Separate Account (variable annuity) assets	1,382,725	1,562,210

Total assets	$6,053,009	$6,259,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,085,677	$2,014,211
Interest-sensitive life contract liabilities	674,440	663,087
Unpaid claims and claim expenses	321,370	315,382
Future policy benefits	191,074	188,117
Unearned premiums	200,037	202,527

Total policy liabilities	3,472,598	3,383,324
Other policyholder funds	132,497	138,470
Liability for securities lending agreements	63,470	76,850
Other liabilities	211,100	205,696
Short-term debt	—	—
Long-term debt	199,517	199,485
Separate Account (variable annuity) liabilities	1,382,725	1,562,210

Total liabilities	5,461,907	5,566,035

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2008, 60,874,984; 2007, 60,855,455	61	61
Additional paid-in capital	354,876	353,841
Retained earnings	708,669	698,539
Accumulated other comprehensive loss net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(61,624)	(2,621)
Net funded status of pension and other postretirement benefit obligations	(3,217)	(3,217)
Treasury stock, at cost, 2008, 21,813,196 shares; 2007, 18,614,971 shares	(407,663)	(353,325)

Total shareholders’ equity	591,102	693,278

Total liabilities and shareholders’ equity	$6,053,009	$6,259,313

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Insurance premiums and contract charges earned	$163,703	$163,514	$326,252	$324,667
Net investment income	57,812	55,422	114,425	110,276
Net realized investment gains (losses)	(8,021)	(902)	(10,472)	2,566
Other income	2,751	3,497	5,308	6,077

Total revenues	216,245	221,531	435,513	443,586

Benefits, losses and expenses
Benefits, claims and settlement expenses	122,110	99,974	229,024	198,351
Interest credited	32,600	31,689	64,655	62,844
Policy acquisition expenses amortized	18,747	18,155	39,775	37,265
Operating expenses	33,348	34,284	68,128	69,262
Amortization of intangible assets	1,573	1,225	2,818	2,763
Interest expense	3,376	3,542	6,777	7,231

Total benefits, losses and expenses	211,754	188,869	411,177	377,716

Income before income taxes	4,491	32,662	24,336	65,870
Income tax expense (benefit)	(51)	9,496	5,538	19,436

Net income	$4,542	$23,166	$18,798	$46,434

Net income per share
Basic	$0.11	$0.54	$0.46	$1.08

Diluted	$0.11	$0.52	$0.45	$1.04

Weighted average number of shares and equivalent shares (in thousands)
Basic	40,116	43,223	40,586	43,170
Diluted	41,225	44,924	41,706	45,132
Comprehensive income (loss)
Net income	$4,542	$23,166	$18,798	$46,434
Other comprehensive loss, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(27,333)	(46,265)	(59,003)	(45,741)
Change in net funded status of pension and other postretirement benefit obligations	—	—	—	—

Other comprehensive loss	(27,333)	(46,265)	(59,003)	(45,741)

Total	$(22,791)	$(23,099)	$(40,205)	$693

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2008	2007
Common stock
Beginning balance	$61	$61
Options exercised, 2008, 0 shares; 2007, 163,452 shares	—	—
Conversion of Director Stock Plan units, 2008, 16,355 shares; 2007, 18,362 shares	—	—
Conversion of restricted stock units, 2008, 3,174 shares; 2007, 2,115 shares	—	—

Ending balance	61	61

Additional paid-in capital
Beginning balance	353,841	347,873
Options exercised and conversion of Director Stock Plan units and restricted stock units	369	3,467
Share-based compensation expense	666	472

Ending balance	354,876	351,812

Retained earnings
Beginning balance	698,539	634,110
Net income	18,798	46,434
Cash dividends, $0.21 per share	(8,668)	(9,196)

Ending balance	708,669	671,348

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	(5,838)	7,614
Change in net unrealized gains and losses on fixed maturities and equity securities	(59,003)	(45,741)
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	(64,841)	(38,127)

Treasury stock, at cost
Beginning balance, 2008, 18,614,971 shares; 2007, 17,503,371 shares	(353,325)	(332,577)
Purchase of 3,198,225 shares in 2008; 0 shares in 2007	(54,338)	—

Ending balance, 2008, 21,813,196 shares; 2007, 17,503,371 shares	(407,663)	(332,577)

Shareholders’ equity at end of period	$591,102	$652,517

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows - operating activities
Premiums collected	$330,681	$330,377
Policyholder benefits paid	(235,538)	(214,674)
Policy acquisition and other operating expenses paid	(111,947)	(106,388)
Federal income taxes paid	(5,909)	(4,241)
Investment income collected	114,416	112,649
Interest expense paid	(6,628)	(7,117)
Other	(2,004)	2,141

Net cash provided by operating activities	83,071	112,747

Cash flows - investing activities
Fixed maturities
Purchases	(556,077)	(764,358)
Sales	341,897	378,975
Maturities, paydowns, calls and redemptions	207,839	316,685
Net cash used in short-term and other investments	(46,594)	(12,766)

Net cash used in investing activities	(52,935)	(81,464)

Cash flows - financing activities
Dividends paid to shareholders	(8,668)	(9,196)
Purchase of treasury stock	(54,338)	—
Exercise of stock options	—	3,077
Repurchase of Senior Convertible Notes	—	(32,563)
Annuity contracts, variable and fixed
Deposits	154,682	170,482
Benefits and withdrawals	(87,200)	(96,209)
Net transfer to Separate Account (variable annuity) assets	(40,129)	(72,811)
Life policy accounts
Deposits	833	536
Withdrawals and surrenders	(2,878)	(2,988)
Change in bank overdrafts	5,381	4,045

Net cash used in financing activities	(32,317)	(35,627)

Net decrease in cash	(2,181)	(4,344)
Cash at beginning of period	13,209	13,438

Cash at end of period	$11,028	$9,094

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2008, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2008 and 2007. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Adoption of SFAS No. 157

Effective January 1, 2008, the Company adopted FASB SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This pronouncement did not require any new fair value measurements and its adoption did not affect the results of operations or financial position of the Company. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, to defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are not disclosed at fair value in the consolidated financial statements on a recurring basis. The FSP did not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually. The Company’s expanded disclosures as a result of SFAS No. 157 are included in “Note 4 — Fair Value Measurements”.

Note 2 - Debt

Indebtedness outstanding was as follows:

	June 30, 2008	December 31, 2007
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $185 and $198 (6.1% imputed rate)	74,815	74,802
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $298 and $317 (6.9% imputed rate)	124,702	124,683

Total	$199,517	$199,485

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 3 - Investments

Fixed Maturity Securities and Equity Securities

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At June 30, 2008, 95% of these securities were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Total Carrying Value		June 30, 2008
Rating (1)	June 30, 2008	December 31, 2007	Carrying Value (2)	Amortized Cost
Fixed maturity securities
AAA	42.3%	47.0%	$1,611,586	$1,617,826
AA	11.6	9.4	440,469	455,261
A	21.0	19.5	798,295	843,067
BBB	20.0	19.0	763,064	785,684
BB	2.6	1.7	97,884	101,943
B	2.4	3.3	93,078	97,048
CCC or lower	0.1	0.1	4,136	5,680
Not rated (3)	—	—	268	96

Total	100.0%	100.0%	$3,808,780	$3,906,605

Equity securities
AAA	—	—	—	—
AA	9.0%	17.6%	$7,596	$8,901
A	59.9	61.3	50,774	56,714
BBB	24.5	16.3	20,778	22,053
BB	3.1	1.1	2,635	2,545
B	—	—	—	—
CCC or lower	—	—	—	—
Not rated (4)	3.5	3.7	2,923	2,582

Total	100.0%	100.0%	$84,706	$92,795

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Carrying values are equal to fair values, with fair values based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling. See also “Note 4 — Fair Value Measurements”.
(3)	This category includes $100 (fair value) of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 58.0% of these private placement securities as investment grade. The remaining $168 (fair value) of securities in this category were obtained in partial settlement of a default that occurred in 2002 and are not rated by S&P, Moody’s or the NAIC.
(4)	This category includes common stocks that are not rated by either S&P or Moody’s.

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

	Percent of Total Fair Value		June 30, 2008
	June 30, 2008	December 31, 2007	Fair Value	Amortized Cost
Due in 1 year or less	7.3%	6.8%	$276,448	$283,548
Due after 1 year through 5 years	26.4	28.5	1,006,921	1,032,783
Due after 5 years through 10 years	33.9	33.6	1,289,859	1,322,988
Due after 10 years through 20 years	11.8	11.3	449,696	461,246
Due after 20 years	20.6	19.8	785,856	806,040

Total	100.0%	100.0%	$3,808,780	$3,906,605

The average option adjusted duration for the Company’s fixed maturity securities was 5.8 years at June 30, 2008 and 5.5 years at December 31, 2007.

In the six months ended June 30, 2008, the Company recorded a total of $13,908 of impairment write-downs — $11,170 in the three months ended June 30 and $2,738 in the three months ended March 31. In the first six months of 2007, the Company recorded $2,319 of impairment write-downs, all in the second quarter, from the home builder sector, and these securities were subsequently sold in July 2007. The second quarter 2008 write-downs were primarily related to 2 collateralized debt obligation securities and 5 equity securities, including 4 financial industry preferred stock issues. As of June 30, 2008, all of the securities for which write-downs were recorded in the period were performing, and are continuing to perform as of the time of this Quarterly Report on Form 10-Q, consistent with contractual obligations. And, in all but one case, the Company’s credit analysis and/or analysis of the underlying collateral cash flows indicated only a very remote likelihood of default — even under severe stress testing. Management’s decision to impair these issues was, instead, based on their conclusion that recovery in fair value, given current and expected market conditions, was not likely to occur within a reasonable period of time. The first quarter 2008 write-downs were primarily related to certain below investment grade securities, with $2,291 of the write-downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovers. In addition, net realized losses in the six months ended June 30, 2008 included $4,204 of realized impairment losses primarily on financial institution and below investment grade securities that were disposed of during the period.

Note 3 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at June 30, 2008 and December 31, 2007. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2008 — which was driven by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at June 30, 2008.

	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$373,614	$4,387	$142,211	$4,598	$515,825	$8,985
Other	69,279	934	—	—	69,279	934
Municipal bonds	215,908	3,166	112,177	5,505	328,085	8,671
Foreign government bonds	5,024	101	—	—	5,024	101
Corporate bonds	808,309	28,600	569,838	47,848	1,378,147	76,448
Other mortgage-backed securities	194,121	6,916	87,457	22,635	281,578	29,551

Totals	$1,666,255	$44,104	$911,683	$80,586	$2,577,938	$124,690

Equity securities	$66,004	$8,145	$3,956	$529	$69,960	$8,674

As of December 31, 2007
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$72,311	$185	$380,995	$5,353	$453,306	$5,538
Other	64,423	40	25,730	85	90,153	125
Municipal bonds	87,593	1,379	56,253	741	143,846	2,120
Foreign government bonds	—	—	3,911	35	3,911	35
Corporate bonds	398,575	17,454	520,356	16,218	918,931	33,672
Other mortgage-backed securities	147,594	9,019	46,602	1,512	194,196	10,531

Totals	$770,496	$28,077	$1,033,847	$23,944	$1,804,343	$52,021

Equity securities	$59,757	$7,238	$5,912	$1,273	$65,669	$8,511

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. Beginning in the third quarter of 2007, the Company reduced the amount of fixed income securities that it loans compared to previous levels. As of June 30, 2008 and December 31, 2007, fixed maturity securities with a fair value of $61,797 and $74,658, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Note 4 - Fair Value Measurements

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

The following discussion describes the valuation methodologies used for financial assets measured at fair value. The techniques utilized in estimating the fair values are affected by the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. Care should be exercised in deriving conclusions about the Company’s business, its value or financial position based on the fair value information of financial assets presented below.

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial asset, including estimates of timing, amount of expected future cash flows and the credit standing of the issuer. In some cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial asset. In addition, the disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial asset. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Note 4 - Fair Value Measurements-(Continued)

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and their sources. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio was priced through pricing services or index priced as of June 30, 2008. The remainder of the portfolio was priced by broker-dealers, which were generally Level 2 inputs.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. Private placement securities and other equity securities where a public quotation is not available are valued by using broker quotes or through the use of internal models or analysis.

Short-term investments are comprised of short-term fixed interest securities. Because of the nature of these assets, carrying amounts approximate fair values which have been determined from public quotations, when available.

Separate Account assets represent variable annuity contract holder funds invested in various mutual funds. Fair values of these assets have been determined from public quotations.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008. At June 30, 2008, Level 3 assets comprised approximately 0.01% of the Company’s total investment portfolio fair value.

	Fair	Fair Value Measurements at Reporting Date Using
	Value	Level 1	Level 2	Level 3
Financial Assets
Investments
Fixed maturities	$3,808,780	$38,300	$3,770,380	$100
Equity securities	84,706	41,566	42,683	457
Short-term investments (1)	82,560	80,428	2,132	—
Short-term investments, loaned securities collateral	63,091	—	63,091	—

Total	$4,039,137	$160,294	$3,878,286	$557

Separate Account (variable annuity) assets	$1,382,725	$1,382,725	—	—

(1)	Short-term investments are included in Short-term and Other Investments in the Consolidated Balance Sheets.

Note 4 - Fair Value Measurements-(Continued)

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis for the period January 1, 2008 to June 30, 2008.

	Level 3 Assets
	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2008	$688	$457	$1,145
Total net gains (unrealized)	2	—	2
Paydowns and maturities	(590)	—	(590)
Purchases, sales, issuances and settlements	—	—	—
Transfers in (out) of Level 3	—	—	—

Ending balance, June 30, 2008	$100	$457	$557

For the period January 1, 2008 to June 30, 2008, there were no realized gains or losses included in earnings that were attributable to Level 3 assets still held at June 30, 2008.

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

On March 7, 2008, the Board authorized an additional $25,000 share repurchase program allowing for repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (the “March 2008 Program”). As of June 30, 2008, the Company completed the March 2008 Program resulting in a total of 1,571,449 shares of its common stock repurchased under this program at an average cost of $15.93 per share. Shares repurchased under the March 2008 Program represented 3.7% of the outstanding shares on December 31, 2007. The repurchase of shares was financed through use of cash.

At June 30, 2008, the Company held 21,813,196 shares in treasury. As of June 30, 2008, the Company had completed its authorized share repurchase programs.

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and six months ended June 30, 2008 and 2007.

	Defined Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic pension expense:
Service cost	$—	$—	$—	$—
Interest cost	349	359	598	719
Expected return on plan assets	(404)	(375)	(693)	(751)
Recognized net actuarial loss	190	229	326	459
Settlement loss	79	169	136	338

Net periodic pension expense	$214	$382	$367	$765

	Supplemental Defined Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic pension expense:
Service cost	$(9)	$(11)	$(20)	$(23)
Interest cost	191	244	426	489
Expected return on plan assets	—	—	—	—
Recognized net actuarial loss	119	227	265	454
Settlement loss	—	—	—	—

Net periodic pension expense	$301	$460	$671	$920

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expects to contribute approximately $1,100 to the supplemental defined benefit plans in 2008, of which $508 was contributed during the six months ended June 30, 2008. Also consistent with disclosures in the Company’s Annual Report on Form 10-K, the Company does not expect to make a contribution to the defined benefit plan in 2008.

Note 6 - Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the Plan’s eligibility requirements, and their eligible dependents. As described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”, effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a defined contribution plan with a Health Reimbursement Account (“HRA”) for each eligible retired participant. Funding of HRA accounts was approximately $550 for the six months ended June 30, 2008. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993. As a result of the changes in the plan for other postretirement benefits, the Company anticipates a reduction in its expenses of approximately $2,400 in 2008.

The following table summarizes the components of the net periodic benefit cost (gain) for postretirement benefits other than pension for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic cost (gain):
Service cost	$1	$13	$2	$25
Interest cost	35	359	73	717
Amortization of prior service cost	(488)	(1,164)	(1,015)	(2,326)
Recognized net actuarial gain	(102)	(328)	(212)	(656)

Net periodic benefit gain	$(554)	$(1,120)	$(1,152)	$(2,240)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expects to contribute approximately $700 to the defined benefit postretirement benefit plans other than pensions in 2008, of which $238 was contributed during the six months ended June 30, 2008.

The Pension Protection Act of 2006

In the third quarter of 2006, the federal government enacted the Pension Protection Act of 2006 (the “Act”) which changes the manner in which pension funding is determined. The new rules are effective for funding beginning in 2008. Management does not expect the Act to have a material impact on the Company’s funding activity.

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There was no minimum funding requirement for the defined benefit pension plan as of June 30, 2008. The Company’s obligations have not changed as a result of these developments.

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

Three months ended June 30, 2008	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$251,655	$7,641	$988	$245,002
Premiums and contract charges earned	170,952	8,172	923	163,703
Benefits, claims and settlement expenses	126,320	4,565	355	122,110

Three months ended June 30, 2007
Premiums written and contract deposits	$258,810	$9,408	$1,397	$250,799
Premiums and contract charges earned	171,866	9,833	1,481	163,514
Benefits, claims and settlement expenses	99,243	648	1,379	99,974

Six months ended June 30, 2008
Premiums written and contract deposits	$483,938	$15,518	$1,169	$469,589
Premiums and contract charges earned	341,793	16,790	1,249	326,252
Benefits, claims and settlement expenses	235,485	7,147	686	229,024

Six months ended June 30, 2007
Premiums written and contract deposits	$497,614	$19,023	$2,486	$481,077
Premiums and contract charges earned	341,831	20,047	2,883	324,667
Benefits, claims and settlement expenses	202,458	4,862	755	198,351

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Insurance premiums and contract charges earned
Property and casualty	$134,472	$133,574	$267,459	$265,771
Annuity	4,828	5,492	9,603	10,883
Life	24,403	24,448	49,190	48,013

Total	$163,703	$163,514	$326,252	$324,667

Net investment income
Property and casualty	$9,104	$9,256	$18,284	$18,456
Annuity	34,058	32,039	67,113	63,540
Life	14,907	14,150	29,534	28,064
Corporate and other	13	253	36	768
Intersegment eliminations	(270)	(276)	(542)	(552)

Total	$57,812	$55,422	$114,425	$110,276

Net income (loss)
Property and casualty	$1,851	$17,926	$14,886	$34,751
Annuity	5,208	5,070	8,146	8,464
Life	5,116	3,674	7,751	7,233
Corporate and other	(7,633)	(3,504)	(11,985)	(4,014)

Total	$4,542	$23,166	$18,798	$46,434

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$1,246	$886	$2,164	$2,085
Life	327	339	654	678

Total	$1,573	$1,225	$2,818	$2,763

			June 30, 2008	December 31, 2007
Assets
Property and casualty			$862,081	$908,209
Annuity			3,930,058	4,086,619
Life			1,188,810	1,199,147
Corporate and other			100,512	102,250
Intersegment eliminations			(28,452)	(36,912)

Total			$6,053,009	$6,259,313

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

•

The Company’s risk exposure to catastrophe-prone areas. Based on full year 2007 property and casualty direct earned premiums, the Company’s ten largest states represented 57% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana, South Carolina and Georgia.

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

For the three months ended June 30, 2008, the Company’s net income of $4.5 million decreased $18.6 million compared to the prior year, including an $11.3 million increase in after-tax catastrophe costs and a $4.5 million increase in after-tax net realized investment losses on securities. Consistent with industry experience, the current quarter reflected a significant level of weather-related catastrophe losses along with the continued impact of a challenging financial market environment and the adverse effect of a slowing economy on both home and automobile sales. Second quarter 2008 property and casualty segment net income was $16.0 million less than the prior year, reflecting a higher level of catastrophe and non-catastrophe weather-related losses. Net income for the annuity segment was equal to the second quarter of 2007, as current period improvements in the interest margin were offset by the adverse impact of the financial markets on both the valuation of deferred policy acquisition costs and the level of contract charges earned. Life segment net income for the quarter increased $1.6 million, reflecting growth in investment income and lower mortality costs.

For the six months ended June 30, 2008, the Company’s net income of $18.8 million decreased $27.6 million compared to the prior year, including an $8.4 million reduction in after-tax realized investment gains and losses. Catastrophe costs increased $13.2 million after tax and non-catastrophe weather-related losses also increased compared to the prior year. In addition, results in the current six months were negatively impacted by a reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.2% for the first six months of 2008 compared to 89.3% for the same period in 2007. Annuity segment net income decreased $0.4 million, or 5%, compared to the first six months of 2007, as current period improvements in the interest margin were more than offset by the adverse impact of the financial market on the valuation of deferred policy acquisition costs and the level of contract charges earned. Life segment net income increased $0.6 million, or 8%, compared to a year earlier, reflecting growth in investment income partially offset by higher mortality costs.

Premiums written and contract deposits declined 2%, compared to both the three and six months ended June 30, 2007, largely due to expected decreases in single premium annuity deposit receipts in 2008. For the six months ended June 30, 2008, reduced costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $3.5 million increase in premiums written compared to 2007. New automobile sales units in the current period were 8% less than the first six months of 2007, with second quarter sales improving sequentially compared to first quarter 2008. The year-to-date sales decrease was somewhat offset by favorable policy retention, resulting in voluntary automobile policies in force declining only 1,000 compared to June 30, 2007. However, automobile policies of educators increased 3% compared to a year earlier. Annuity contract deposits for both the three and six months ended June 30, 2008 decreased 9%, compared to a year earlier, and life segment insurance premiums and contract deposits were comparable to the prior year.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of June 30, 2008. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	June 30, 2008			December 31, 2007
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$78.1	$134.1	$212.2	$77.3	$135.4	$212.7
Automobile other	4.4	1.3	5.7	6.7	0.8	7.5
Homeowners	20.0	42.2	62.2	14.0	36.2	50.2
All other	3.9	28.7	32.6	3.5	32.3	35.8

Total	$106.4	$206.3	$312.7	$101.5	$204.7	$306.2

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At June 30, 2008, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the six months ended June 30, 2008 by approximately $3.3 million, primarily the result of favorable trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At June 30, 2008, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.2 million and $0.3 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in “Results of Operations — Amortization of Policy Acquisition Expenses and Intangible Assets”.

Valuation of Investments

Market valuations for the fixed maturity and equity securities portfolio are based on observable market quotations as well as prices provided by the Company’s custodian bank and its investment managers. Both the custodian bank and the investment managers use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and their sources. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio was priced through pricing services or index priced as of June 30, 2008. The remainder of the portfolio was priced by broker-dealers.

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security, or if the Company does not have the ability and intent to hold a debt or equity security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt or equity security has fallen below 80% of book value for more than six months, this security will be reviewed for an other-than-temporary impairment. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value or until it matures, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer and (7) the cash flows of the issuer, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives, including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2008	2007	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$264.3	$259.4	1.9%	$4.9
Involuntary and other property & casualty	1.0	1.7	-41.2%	(0.7)

Total property & casualty	265.3	261.1	1.6%	4.2
Annuity deposits	154.7	170.5	-9.3%	(15.8)
Life	49.6	49.5	0.2%	0.1

Total	$469.6	$481.1	-2.4%	$(11.5)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2008	2007	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$267.4	$260.7	2.6%	$6.7
Involuntary and other property & casualty	0.1	5.1	-98.0%	(5.0)

Total property & casualty	267.5	265.8	0.6%	1.7
Annuity	9.6	10.9	-11.9%	(1.3)
Life	49.2	48.0	2.5%	1.2

Total	$326.3	$324.7	0.5%	$1.6

For the three and six months ended June 30, 2008, the Company’s premiums written and contract deposits decreased 2.3% and 2.4%, respectively, compared to the prior year, largely due to decreases in single premium annuity deposit receipts in 2008. The reduced costs associated with the Company’s property and casualty catastrophe reinsurance program, as described below, represented a $3.5 million increase to premiums for the six months ended June 30, 2008. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 721 at June 30, 2008, reflecting a decrease of 12.2% compared to 821 agents at June 30, 2007 and a decrease of 8.7% compared to 790 at December 31, 2007. Of the current period-end total, 172 agents were in their first 24 months with the Company, down 29.5% compared to June 30, 2007. The number of experienced agents in the agent force, 549, decreased 4.9% compared to a year earlier. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At June 30, 2008, there were 322 licensed producers, compared to 187 at June 30, 2007. Including these licensed producers, the Company’s total points of distribution increased to 1,043 at June 30, 2008, a growth of 3.5% compared to 12 months earlier. At the time of this Quarterly Report on Form 10-Q, management anticipates that over the next several quarters the agent count will continue to decline modestly during the Company’s transition to its new Agency Business Model, with an increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new model.

In October 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through June 30, 2008, 219 of the agents at June 30, 2008 and all field sales management completed this training. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

For the first six months of 2008, new automobile sales units were 8.1% less than for the same period a year earlier. New homeowners sales units decreased 9.7% compared to the first six months of 2007. For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the decreases in automobile and home sales. Annuity new business declined 14.1% compared to the first six months of 2007, primarily due to an expected decline in single premium and rollover deposits, particularly from the independent agent distribution channel, somewhat mitigated by new business growth in the Company’s core scheduled deposit business from the Company’s exclusive agents. Life new business decreased 18.4% compared to the prior year, primarily reflecting reduced sales of partner company products. For the first six months of 2008, total new business sales decreased 13.3% compared to a year earlier. In total, exclusive agent sales for the first six months of 2008 decreased 8.1% compared to prior year, reflecting the lower number of agents in the current period. Average overall productivity per agent increased slightly compared to the first six months of 2007. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written increased 1.9%, or $4.9 million, in the first six months of 2008, including the $3.5 million reduction in the cost of catastrophe reinsurance in the current year which reflected the elimination of the catastrophe aggregate reinsurance coverage as well as favorable pricing on the remaining coverages for the current year. The automobile average written premium per policy was comparable to a year earlier while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. At June 30, 2008, there were 535,000 voluntary automobile and 264,000 homeowners policies in force, for a total of 799,000 policies, compared to a total of 801,000 policies at both December 31, 2007 and June 30, 2007.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.3% at June 30, 2008 compared to 91.0% at June 30, 2007. The property 12-month new and renewal policy retention rate was 88.8% at June 30, 2008 compared to 87.8% a year earlier. For the first six months of 2008, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2007.

Voluntary automobile premium written increased 0.3% ($0.6 million) compared to the first six months of 2007. In the first six months of 2008, automobile policies in force and average written premium per policy were comparable to the same period in 2007. Average earned premium per policy decreased 1% compared to a year ago. Automobile policies in force at June 30, 2008 were equal to December 31, 2007 and decreased by 1,000 compared to June 30, 2007. Educator policies increased throughout the period.

Voluntary homeowners premium written increased 5.5% ($4.3 million) compared to the first half of 2007 including the lower amount of catastrophe reinsurance premiums described above. Homeowners average written premium per policy increased 3% compared to a year earlier, while average earned premium per policy increased 6%. Homeowners policies in force at June 30, 2008 decreased 2,000 compared to December 31, 2007 and 1,000 compared to a year earlier, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s pricing and underwriting actions, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances.

The primary component of involuntary and other property and casualty earned premiums, which represented less than 2% of total property and casualty premiums for full year 2007, has been educator excess professional liability insurance purchased by the National Education Association (“NEA”) for all of its members. The NEA’s five-year contract to purchase this insurance from the Company expired on August 31, 2007 and represented approximately $8.6 million of premiums written in 2006, with 1/12, or approximately $0.7 million, of that premium earned each month during the September 2006 through August 2007 coverage period. The Company’s underwriting results from educator excess professional liability insurance have generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment. The other significant component of involuntary and other property and casualty premiums is automobile business assumed from state mandatory insurance facilities and this component decreased approximately $1 million compared to the first six months of 2007.

Annuity deposits received decreased 9.3% for the six months ended June 30, 2008 compared to the same period in 2007. In the first six months of 2008, scheduled annuity deposits decreased 1.0% compared to the prior year while single premium and rollover deposits decreased 24.0%, impacted by the industry-wide effect on 403(b) transfers of the transition to the new Internal Revenue Service (“IRS”) Section 403(b) regulations and also the current year level of new single premium deposits from the independent agent distribution channel. In the first six months of 2008, new deposits to variable accounts decreased 6.0%, or $4.5 million, and new deposits to fixed accounts decreased 11.9%, or $11.3 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers for the 401(k) group annuity contract by the Company’s employees.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 954 authorized agents at June 30, 2008. During the first six months of 2008, this channel generated $10.8 million in annualized new annuity sales for the Company compared to $19.3 million for the first six months of 2007, with the decline primarily in single and rollover deposit business. The decrease in 2008 was anticipated as management continued to focus this channel on 403(b) and other tax-qualified business.

Total annuity accumulated cash value of $3.6 billion at June 30, 2008 decreased 3.3% compared to a year earlier, reflecting the increase from new deposits received and favorable retention more than offset by unfavorable financial market performance over the 12 months. At June 30, 2008, the number of annuity contracts outstanding of 168,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2007 and increased 1.8%, or 3,000 contracts, compared to June 30, 2007.

Variable annuity accumulated balances were 13.7% lower at June 30, 2008 than at June 30, 2007, primarily reflecting financial market performance, and annuity segment contract charges earned decreased 11.9%, or $1.3 million, compared to the first six months of 2007.

Life segment premiums and contract deposits increased 0.2%, or $0.1 million, compared to the first six months of 2007. The ordinary life insurance in force lapse ratio was 5.6% for the 12 months ended June 30, 2008 compared to 5.9% for the 12 months ended June 30, 2007.

Net Investment Income

For the three months ended June 30, 2008, pretax investment income of $57.8 million increased 4.3%, or $2.4 million, (4.5%, or $1.7 million, after tax) compared to the same period in 2007. Pretax investment income of $114.4 million for the six months ended June 30, 2008 increased 3.7%, or $4.1 million, (3.9%, or $2.9 million, after tax) compared to prior year. The increase reflected growth in the size of the investment portfolio and a modest increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 3.0% over the prior 12 months. The average pretax yield on the investment portfolio was 5.52% (3.75% after tax) for the first six months of 2008, compared to a pretax yield of 5.48% (3.72% after tax) a year earlier.

Net Realized Investment Gains and Losses

For the three months ended June 30, 2008 and 2007, net realized investment losses (pretax) were $8.1 million and $0.9 million, respectively. Net realized investment losses (pretax) were $10.5 million for the first six months of 2008 compared to net realized investment gains of $2.6 million in the prior year. The net gains and losses in both periods were realized from ongoing investment portfolio management activity and recording of impairment charges. In addition, the first six months of 2008 and 2007 included $1.1 million and $0.2 million, respectively, of litigation proceeds on previously impaired WorldCom, Inc. debt securities.

In the first half of 2008, the Company recorded a total of $13.9 million of impairment write-downs — $11.2 million in the second quarter and $2.7 million in the first quarter. In the first six months of 2007, the Company recorded $2.3 million of impairment write-downs, all in the second quarter, from the home builder sector, and these securities were subsequently sold in July 2007. The second quarter 2008 write-downs were primarily related to 2 collateralized debt obligation securities and 5 equity securities, including 4 financial industry preferred stock issues. As of June 30, 2008, all of the securities for which write-downs were recorded in the period were performing, and are continuing to perform as of the time of this Quarterly Report on Form 10-Q, consistent with contractual obligations. And, in all but one case, the Company’s credit analysis and/or analysis of the underlying collateral cash flows indicated only a very remote likelihood of default — even under severe stress testing. Management’s decision to impair these issues was, instead, based on their conclusion that recovery in fair value, given current and expected market conditions, was not likely to occur within a reasonable period of time. The first quarter 2008 write-downs were primarily related to certain below investment grade securities, with $2.3 million of the write-downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovers. In addition, net realized losses in the first half of 2008 included $4.2 million of realized impairment losses primarily on financial institution and below investment grade securities that were disposed of during the period. Net realized investment losses in the first six months of 2008 included gains of (1) $0.2 million from sales of securities for which impairment charges were recorded in the first quarter of 2008 and (2) $0.1 million from sales of securities for which impairment charges were recorded in 2007. Net realized investment gains in the first half of 2007 included $2.9 million from sales of securities for which impairment write-downs were recorded in 2002.

There were securities priced below 80% of book value at June 30, 2008 that were not impaired. The illiquidity in the marketplace, continued concern over economic weakness, continued write-offs related to mortgage and structured securities, distressed sellers in the marketplace and overall spread widening related to demand for increased risk premiums contributed to the decline in security valuations. Management views the decrease in value of all of these securities as temporary, anticipates continued payments under the terms of the securities and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of June 30, 2008 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. The banking and finance sector and mortgage-backed securities asset class accounted for nearly half of the total pretax net unrealized loss at June 30, 2008. These losses were primarily attributable to the direct and indirect impact of the troubled residential real estate and mortgage markets.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain(Loss)
Fixed Maturity Securities
Corporate bonds
Energy	58	$307.0	$313.4	$(6.4)
Banking and Finance	48	294.3	312.3	(18.0)
Utilities	27	180.3	183.9	(3.6)
Telecommunications	21	168.9	172.1	(3.2)
Health Care	32	143.3	149.5	(6.2)
Transportation	14	83.4	85.7	(2.3)
Insurance	21	82.7	87.5	(4.8)
Food and Beverage	14	72.0	72.6	(0.6)
Metal and Mining	11	60.6	64.2	(3.6)
Broadcasting and Media	14	55.2	56.9	(1.7)
All Other Corporates (1)	133	399.5	413.0	(13.5)

Total corporate bonds	393	1,847.2	1,911.1	(63.9)
Mortgage-backed securities
U.S. government and federally sponsored agencies	419	881.9	886.1	(4.2)
Other	126	280.3	302.5	(22.2)
Municipal bonds	181	506.5	511.6	(5.1)
Government bonds
U.S.	8	175.0	174.2	0.8
Foreign	4	15.3	14.4	0.9
Collateralized debt obligations (2)	8	14.6	17.2	(2.6)
Asset-backed securities	34	88.0	89.5	(1.5)

Total fixed maturity securities	1,173	$3,808.8	$3,906.6	$(97.8)

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	27	$52.9	$58.0	$(5.1)
Insurance	8	7.5	8.6	(1.1)
Real estate	12	9.2	9.8	(0.6)
U.S. federally sponsored agencies	2	6.9	8.2	(1.3)
Utilities	4	4.7	5.0	(0.3)
Energy	1	0.6	0.6	*
Common stocks
Cable	3	2.5	2.6	(0.1)
Technology and other	2	0.4	*	0.4

Total equity securities	59	$84.7	$92.8	$(8.1)

Total	1,232	$3,893.5	$3,999.4	$(105.9)

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Real estate, cable, technology, defense, automobiles, and manufacturing represented $275.3 million of fair value at June 30, 2008, with the remaining 12 classifications each representing less than $30 million.
(2)	Based on fair value, 93.6% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2008.

At June 30, 2008, the Company’s diversified fixed maturity securities portfolio consisted of 1,563 investment positions, issued by 1,173 entities, and totaled approximately $3.8 billion in fair value. This portfolio was 94.9% investment grade, based on fair value, with an average quality rating of A+.

At June 30, 2008, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had three subprime securities with a fair value of $4.8 million at June 30, 2008. The characteristics of the Company’s sub-prime securities include the following: low average Fair Isaac Credit Organization (“FICO”) score (less than 650), high weighted average coupon relative to other mortgage-backed and home equity securities of similar loan age and issue date, high prepayment penalties, and a high percentage of hybrid loans or negative amortizing loans. The “Alt-A” mortgage loan exposure was comprised of five securities with a total fair value of approximately $7.9 million, of which $5.2 million was vintage year 2004 and prior, with an unrealized loss of approximately $0.6 million at June 30, 2008. The characteristics of the Company’s “Alt-A” mortgage loans include the following: low average FICO score (less than 680), borrowers meet Fannie Mae and Freddie Mac standards for credit scores but might not meet standard guidelines for documentation requirements, property type, and debt ratio or loan-to-value ratio.

At June 30, 2008, the Company had $506.5 million fair value invested in municipal bonds, primarily in the portfolios of the property and casualty insurance subsidiaries, with an unrealized loss of $5.1 million. The overall credit quality of these securities was AA+, with approximately 64% of the value insured at June 30, 2008. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at June 30, 2008.

At June 30, 2008, the fixed maturity securities and equity securities portfolio had $133.4 million pretax of gross unrealized losses related to 1,088 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at June 30, 2008, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of June 30, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	262	$1,035.6	$1,051.3	$(15.7)
4 through 6 months	153	466.8	484.9	(18.1)
7 through 9 months	50	73.5	79.2	(5.7)
10 through 12 months	31	17.4	19.3	(1.9)
13 through 24 months	108	400.0	449.1	(49.1)
25 through 36 months	61	240.6	256.6	(16.0)
37 through 48 months	28	99.8	103.9	(4.1)
Greater than 48 months	23	97.6	101.0	(3.4)

Total	716	$2,431.3	$2,545.3	$(114.0)

Non-investment grade
3 Months or less	53	$26.3	$26.9	$(0.6)
4 through 6 months	32	20.2	21.0	(0.8)
7 through 9 months	41	17.4	18.2	(0.8)
10 through 12 months	17	9.0	9.5	(0.5)
13 through 24 months	78	49.7	55.5	(5.8)
25 through 36 months	29	16.8	18.5	(1.7)
37 through 48 months	15	6.8	7.3	(0.5)
Greater than 48 months	1	0.4	0.4	*

Total	266	$146.6	$157.3	$(10.7)

Not rated	—	—	—	—

Total fixed maturity securities	982	$2,577.9	$2,702.6	$(124.7)

Equity Securities
Investment grade
3 Months or less	34	$17.3	$18.2	$(0.9)
4 through 6 months	16	13.7	14.5	(0.8)
7 through 9 months	12	3.7	4.1	(0.4)
10 through 12 months	41	31.0	37.0	(6.0)
13 through 24 months	1	4.0	4.5	(0.5)
Greater than 24 months	—	—	—	—

Total	104	$69.7	$78.3	$(8.6)

Non-investment grade	—	—	—	—

Not rated
3 Months or less	1	*	*	*
4 through 6 months	1	0.2	0.3	(0.1)
Greater than 6 months	—	—	—	—

Total	2	$0.2	$0.3	$(0.1)

Total equity securities	106	$69.9	$78.6	$(8.7)

Total fixed maturity securities and equity securities	1,088	$2,647.8	$2,781.2	$(133.4)

*	Less than $0.1 million.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, no single issuer had a pretax unrealized loss greater than $2.7 million. Of those securities, 34 were trading below 80% of book value at June 30, 2008 and the table below provides additional information regarding these securities. Structured securities represented 15 of these positions which were priced below 80% due to the illiquidity of the market. The other 19 securities were primarily equities and below investment grade securities.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of June 30, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	13	$39.6	$51.5	$(11.9)
4 through 6 months	5	22.1	31.9	(9.8)
7 through 9 months	1	0.8	1.0	(0.2)
Greater than 9 months	—	—	—	—

Total	19	$62.5	$84.4	$(21.9)

Non-investment grade
3 months or less	6	$7.8	$10.0	$(2.2)
4 through 6 months	1	2.0	3.4	(1.4)
Greater than 6 months	—	—	—	—

Total	7	$9.8	$13.4	$(3.6)

Not rated	—	—	—	—

Total fixed maturity securities	26	$72.3	$97.8	$(25.5)

Equity Securities
Investment grade
3 Months or less	6	$5.8	$7.5	$(1.7)
4 through 6 months	2	4.4	5.7	(1.3)
Greater than 6 months	—	—	—	—
Non-investment grade	—	—	—	—
Not rated	—	—	—	—

Total equity securities	8	$10.2	$13.2	$(3.0)

Total fixed maturity securities and equity securities	34	$82.5	$111.0	$(28.5)

The 34 securities trading below 80% of book value at June 30, 2008 represented approximately 2% of the Company’s total investments at fair value. Of the total securities trading below 80% of book value, 9 securities had fair values less than 70% of book value, representing 0.4% of the Company’s total investments, with a pretax unrealized loss of $10 million.

The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2008 — which was driven by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities including favorable underlying cash flows, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at June 30, 2008. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2007.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2007

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	2	$4.7	$6.1	$(1.4)
4 through 6 months	1	3.0	4.9	(1.9)
Greater than 6 months	—	—	—	—
Non-investment grade	—	—	—	—
Not rated	—	—	—	—

Total fixed maturity securities	3	$7.7	$11.0	$(3.3)

Equity Securities
Investment grade	—	—	—	—
Non-investment grade, all 3 Months or less	1	$1.6	$2.5	$(0.9)
Not rated, all 4 through 6 months	1	2.3	3.4	(1.1)

Total equity securities	2	$3.9	$5.9	$(2.0)

Total fixed maturity securities and equity securities	5	$11.6	$16.9	$(5.3)

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Change From Prior Year
	2008	2007	Percent	Amount
Property and casualty	$202.7	$172.9	17.2%	$29.8
Annuity	0.1	0.6	-83.3%	(0.5)
Life	26.2	24.9	5.2%	1.3

Total	$229.0	$198.4	15.4%	$30.6

Property and casualty catastrophe losses, included above (1)	$27.8	$7.4	275.7%	$20.4

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended June 30,
	2008	2007
Incurred claims and claim expenses:
Claims occurring in the current year	$207.8	$184.0
Decrease in estimated reserves for claims occurring in prior years (2)	(5.1)	(11.1)

Total claims and claim expenses incurred	$202.7	$172.9

Property and casualty loss ratio:
Total	75.8%	65.0%
Effect of catastrophe costs, included above (1)	10.4%	2.7%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2008	2007
Three months ended
March 31	$5.4	$2.5
June 30	22.4	4.9

Total year-to-date	$27.8	$7.4

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2008	2007
Three months ended
March 31	$(2.7)	$(5.5)
June 30	(2.4)	(5.6)

Total year-to-date	$(5.1)	$(11.1)

For the three months ended June 30, 2008, the Company’s benefits, claims and settlement expenses of $122.1 million increased 22.1%, or $22.1 million, compared to the same period in 2007. This increase was primarily due to the $17.5 million increase in catastrophe losses resulting from a significant number of severe storms — the number of tornadoes was more than double the average for the second quarters of the prior three years and was also greater than the full year counts for each of those years. The current quarter incurred amount for catastrophes also included approximately $1 million related to reserve development for catastrophe activity in the first quarter of 2008. Property and casualty claims in the current quarter also reflected an increase in non-catastrophe weather-related losses.

For the six months ended June 30, 2008, the Company’s benefits, claims and settlement expenses increased compared to the prior year, including a significant increase in catastrophe losses — primarily from events in the second quarter, a smaller decrease in estimated reserves for property and casualty claims occurring in prior years, and unfavorable life mortality experience.

The current period favorable development of prior years’ property and casualty reserves of $5.1 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2007 loss reserve estimate, primarily driven by favorable voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior.

For the six months ended June 30, 2008, the voluntary automobile loss ratio of 71.4% increased by 2.1 percentage points compared to the same period a year earlier, including a 1.0 percentage point increase due to the higher level of catastrophe losses and a 0.5 percentage point increase due to the lower level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 86.2% for the six months ended June 30, 2008 increased 34.0 percentage points compared to a year earlier, including an increase of 21.2 percentage points due to the higher level of catastrophe costs and an increase of 8.0 percentage points due to the lower level of favorable development of prior years’ reserves recorded in 2008. In 2008, in addition to the significant increase in catastrophe losses incurred in the second quarter, late-winter storms in some sections of the U.S. and heavy thunderstorms and tornadoes across the Southern U.S. contributed to higher than average first quarter catastrophic losses for the Company as well as the industry. For the six months, catastrophe costs represented 29.8 percentage points of the homeowners loss ratio for the current period compared to 8.6 percentage points for the prior year. Also for the six months, the current period homeowners loss ratio reflected an increase in non-catastrophe weather-related losses due to the more severe weather in 2008.

For the annuity segment, benefits in the first half of 2008 decreased $0.5 million compared to prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.1 million at June 30, 2008, compared to less than $0.1 million at December 31, 2007 and $0.8 million at June 30, 2007.

For the life segment, benefits in the current six months increased compared to a year earlier primarily reflecting higher mortality costs.

Interest Credited to Policyholders

	Six Months Ended June 30,		Change From Prior Year
	2008	2007	Percent	Amount
Annuity	$45.7	$44.3	3.2%	$1.4
Life	19.0	18.5	2.7%	0.5

Total	$64.7	$62.8	3.0%	$1.9

For the three months ended June 30, 2008, interest credited of $32.6 million increased 3.2%, or $1.0 million, compared to the same period in 2007, consistent with the percentage increase reflected for the six months.

Compared to the first six months of 2007, the current period increase in annuity segment interest credited reflected a 3.9% increase in average accumulated fixed deposits, partially offset by a 7 basis point decline in the average annual interest rate credited to 4.28%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the six months ended June 30, 2008 and 2007 were 155 basis points and 139 basis points, respectively.

As of June 30, 2008, fixed annuity account values totaled $2.2 billion, including $2.0 billion of deferred annuities. Approximately 19% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 71% of account values had minimum guaranteed rates of 4.5% or greater. For $1.6 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 16 basis points compared to the first six months of 2007, due to improvements in the Company’s investment portfolio yield and continued decreases in average interest crediting rates.

Operating Expenses

For the first six months of 2008, operating expenses decreased 1.7%, or $1.2 million, compared to the prior year, with $0.9 million of the decline recorded in the second quarter. The decline was attributable primarily to reductions in incentive compensation accruals which were partially offset by the impact of increased strategic investments in distribution and technology initiatives in the first six months of 2008. The property and casualty expense ratio of 24.4% for the six months ended June 30, 2008 increased 0.1 percentage point compared to the prior year reflecting the items above and the Company’s overall expense control discipline.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the three months ended June 30, 2008, the combined amortization of policy acquisition expenses and intangible assets of $20.4 million increased $0.9 million compared to the second quarter of 2007. For the six months ended June 30, 2008, the combined amortization of policy acquisition expenses and intangible assets was $42.6 million compared to $40.1 million recorded for the same period in the prior year, an increase of $2.5 million.

Amortized policy acquisition expenses were $39.8 million for the first six months of 2008 compared to $37.3 million for the same period in 2007. The June 30, 2008 valuation of annuity deferred policy acquisition costs resulted in an increase in amortization of $2.1 million, primarily driven by financial market performance, compared to no change in amortization from a similar valuation at June 30, 2007. For the life segment, the June 30, 2008 valuation of deferred policy acquisition costs resulted in a $0.1 million increase in amortization compared to a $0.1 million decrease for the 2007 valuation. The remaining increase in amortized policy acquisition costs was due to scheduled amortization of capitalized costs.

Amortization of intangible assets was $2.8 million for both the six months ended June 30, 2008 and 2007. The June 30, 2008 valuation of Annuity VIF resulted in a $0.2 million increase in amortization compared to a $0.1 million increase at June 30, 2007.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 22.6% and 29.6% for the six months ended June 30, 2008 and 2007, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 14.7 and 6.2 percentage points for the six months ended June 30, 2008 and 2007, respectively. While the income from tax-advantaged securities decreased somewhat compared to a year earlier, the reduced level of taxable income in the current period resulted in this having a greater impact on the effective income tax rate for 2008. The decrease in the effective income tax rate from 28.1% for the three months ended March 31, 2008 to the current rate favorably impacted income tax expense for the three months ended June 30, 2008.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2008, the Company had income tax returns for the 2002 through 2007 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2002, 2004, 2005 and 2006. The Company has recorded $5.5 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For the three months ended June 30, 2008, the Company’s net income of $4.5 million decreased $18.6 million compared to the prior year, including an $11.3 million increase in after-tax catastrophe costs and a $4.5 million increase in after-tax net realized investment losses on securities. Consistent with industry experience, the current quarter reflected a significant level of weather-related catastrophe losses along with the continued impact of a challenging financial market environment and the adverse effect of a slowing economy on both home and automobile sales. Second quarter 2008 property and casualty segment net income was $16.0 million less than the prior year, reflecting a higher level of catastrophe and non-catastrophe weather-related losses. Net income for the annuity segment was equal to the second quarter of 2007, as current period improvements in the interest margin were offset by the adverse impact of the financial markets on both the valuation of deferred policy acquisition costs and the level of contract charges earned. Life segment net income for the quarter increased $1.6 million, reflecting growth in investment income and lower mortality costs.

For the six months ended June 30, 2008, the Company’s net income of $18.8 million decreased $27.6 million compared to the prior year, including an $8.4 million reduction in after-tax realized investment gains and losses. Catastrophe costs increased $13.2 million after tax and non-catastrophe weather-related losses also increased compared to the prior year. In addition, results in the current six months were negatively impacted by a reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.2% for the first six months of 2008 compared to 89.3% for the same period in 2007. Annuity segment net income decreased $0.4 million, or 5%, compared to the first six months of 2007, as current period improvements in the interest margin were more than offset by the adverse impact of the financial market on the valuation of deferred policy acquisition costs and the level of contract charges earned. Life segment net income increased $0.6 million, or 8%, compared to a year earlier, reflecting growth in investment income partially offset by higher mortality costs.

Net income by segment and net income per share were as follows:

	Six Months Ended June 30,		Change From Prior Year
	2008	2007	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$14.9	$34.7	-57.1%	$(19.8)
Annuity	8.1	8.5	-4.7%	(0.4)
Life	7.8	7.2	8.3%	0.6
Corporate and other (1)	(12.0)	(4.0)	200.0%	(8.0)

Net income	$18.8	$46.4	-59.5%	$(27.6)

Effect of catastrophe costs, after tax, included above	$(18.0)	$(4.8)	275.0%	$(13.2)

Diluted:
Net income per share	$0.45	$1.04	-56.7%	$(0.59)

Weighted average number of shares and equivalent shares (in millions)	41.7	45.1	-7.5%	(3.4)
Property and casualty combined ratio:
Total	100.2%	89.3%	N.M.	10.9%
Effect of catastrophe costs, included above	10.4%	2.7%	N.M.	7.7%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the current period, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period decline in net income compared to the first half of 2007 was due primarily to net realized investment losses, compared to net realized investment gains in the first half of 2007.

Return on shareholders’ equity based on net income was 8% and 15% for the trailing 12 months ended June 30, 2008 and 2007, respectively.

At the time of this Quarterly Report on Form 10-Q, management estimates that 2008 full year net income before realized investment gains and losses will be within a range of $1.30 to $1.45 per diluted share. This projection incorporates results for the first half of 2008 — which included a significant level of property and casualty weather-related catastrophe costs, as well as the adverse impact of financial market performance — and anticipates an average level of catastrophe losses and relatively flat financial market performance in the last six months of the year. The revised estimate also anticipates $0.05 per share of expenses related to the Company’s recent decision to consolidate its property and casualty field claims offices. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2008 and 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2008, net cash provided by operating activities decreased compared to the same period in 2007, primarily reflecting an increase in the level of benefits/claims paid, including the impact of significant property and casualty catastrophe claims in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for the share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2008 without prior approval are approximately $93 million, of which $74.5 million was paid during the six months ended June 30, 2008. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

For the six months ended June 30, 2008, receipts from annuity contracts decreased $15.8 million, or 9.3%, compared to the same period in the prior year. Annuity contract benefits and withdrawals decreased $9.0 million, or 9.4%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 91.8% and 92.4%, respectively, for the 12 month period ended June 30, 2008. Net transfers to variable annuity accumulated cash values decreased $32.7 million, or 44.9%, compared to the prior year.

During the first six months of 2008, the Company repurchased 3,198,225 shares of its common stock, or 7.6% of the outstanding shares on December 31, 2007, at an aggregate cost of $54.3 million, or an average cost of $16.99 per share, under its stock repurchase programs, which are further described in “Notes to Consolidated Financial Statements — Note 5 — Share Repurchase Programs and Treasury Shares Held”. The repurchase of shares was financed through use of cash. As of June 30, 2008, the Company had completed its authorized share repurchase programs. See also “Liquidity and Financial Resources — Capital Resources” and “Item 2: Unregistered Sales of Equity Securities and Use of Proceeds — Issuer Purchases of Equity Securities”.

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

The total capital of the Company was $790.6 million at June 30, 2008, including $199.5 million of long-term debt and no short-term debt outstanding. Total debt represented 23.4% of total capital excluding unrealized investment gains and losses (25.2% including unrealized investment gains and losses) at June 30, 2008, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $591.1 million at June 30, 2008, including a net unrealized loss in the Company’s investment portfolio of $61.6 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $547.6 million and $14.02, respectively, at June 30, 2008. Book value per share was $15.13 at June 30, 2008 ($16.71 excluding investment fair value adjustments).

In September 2007, HMEC’s Board of Directors (“Board”) authorized a new $50 million share repurchase program and ended the May 1999 authorization. The new program authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. By February 19, 2008, the Company had completed the $50.0 million authorized by the new program, resulting in a total of 2,738,376 shares repurchased under this program at an average cost of $18.28 per share. In March 2008, the Board authorized an additional $25.0 million share repurchase program allowing for repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (the “March 2008 Program”). As of June 30, 2008, the Company had completed the March 2008 Program, resulting in a total of 1,571,449 shares repurchased under this program at an average cost of $15.93 per share. As of June 30, 2008, the Company had completed all of its authorized share repurchase programs. See also “Notes to Consolidated Financial Statements — Note 5 — Share Repurchase Programs and Treasury Shares Held”.

As of June 30, 2008, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of June 30, 2008, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2008, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at June 30, 2008.

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

Total shareholder dividends were $8.7 million for the six months ended June 30, 2008. In March and May 2008, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As previously disclosed, through June 1, 2008, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $14.7 million up to $87.2 million with the Florida Hurricane Catastrophe Fund (“FHCF”). The FHCF contract is a one-year contract. Effective June 1, 2008, the new contract with the FHCF reinsures 90% of hurricane losses in Florida above an estimated retention of $15.1 million up to $84.9 million, based on the FHCF’s financial resources. These limits reflect the Company’s purchase of both mandatory coverage and the Temporary Increase in Coverage Limit (“TICL”) option and resulted in changes to attachment points under the Company’s primary reinsurance contract for hurricane losses occurring in Florida. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses.

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

Assigned ratings as of July 31, 2008, which were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of July 31, 2008
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

Recent Accounting Changes

SFAS No. 163

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement applies to financial guarantee insurance and reinsurance contracts, including the recognition and measurement of premium revenue and claim liabilities. Management believes this pronouncement will not have a material effect on the results of operations or financial position of the Company.

SFAS No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the generally accepted accounting principles in the United States (“GAAP”) hierarchy from auditing standards. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principals used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Management believes the adoption of this pronouncement will not have a material effect on the results of operations or financial position of the Company.

FSP APB 14-1

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Management is currently assessing the impact of this FSP, but anticipates that its adoption will not have a material effect on the results of operations or financial position of the Company.

FSP FAS 142-3

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142, “Goodwill and Other Intangible Assets”. Management anticipates that adoption of this FSP will not have a material effect on the results of operations or financial position of the Company.

FSP FAS 140-3

In February 2008, the FASB amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”, through issuance of FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement unless four conditions are all met. Transactions that meet all four criteria will be accounted for separately from repurchase financings. Management is currently assessing the impact of this FSP but anticipates that its adoption will not have a material effect on the results of operations or financial position of the Company.

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

Other

Ariel Capital Management, LLC, HMEC’s largest shareholder with 16.0% of the common shares outstanding per their SEC filing on Schedule 13G as of March 31, 2008, is the investment adviser for two of the mutual funds under the Company’s variable annuity contracts.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2008 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, $29.3 million remained authorized for future repurchases of Horace Mann Educators Corporation’s Common Stock, par value $0.001, under the September 2007 $50.0 million authorization by the Company’s Board of Directors (the “Board”). By February 19, 2008, the Company had completed the $50.0 million authorization described above, resulting in a total of 2,738,376 shares repurchased under this program at an average cost of $18.28 per share. On March 7, 2008, the Board authorized an additional $25.0 million share repurchase program allowing repurchases in open market or privately negotiated transactions, from time to time, depending on market conditions, and repurchased 9,600 shares at an aggregate cost of $0.2 million in March 2008. During the three months ended June 30, 2008, the Company repurchased shares of HMEC common stock as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs
April 1 – April 30	—	—	—	$24.8 million
May 1 – May 31	732,832	$16.22	732,832	$13.0 million
June 1 – June 30	829,017	$15.67	829,017	—

Total	1,561,849	$15.93	1,561,849	—

As of June 30, 2008, the Company had completed the $25.0 million authorization described above, resulting in a total of 1,571,449 shares repurchased under this program at an average cost of $15.93 per share.

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 21, 2008. The results of the matters submitted to a vote of security holders are shown in the table below.

	Votes For	Votes Against	Abstentions
Votes representing 37,508,101 shares of Common Stock were represented and cast regarding Proposal 1.

Election of the following nominees to hold the office of Director until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified:
Mary H. Futrell	37,081,857	426,244	—
Stephen J. Hasenmiller	37,034,024	474,077	—
Louis G. Lower II	36,865,091	643,010	—
Joseph J. Melone	36,888,790	619,311	—
Jeffrey L. Morby	36,629,535	878,566	—
Charles A. Parker	36,770,056	738,045	—
Gabriel L. Shaheen	37,033,224	474,877	—
Roger J. Steinbecker	37,033,546	474,555	—
Charles R. Wright	37,034,024	474,077	—

Votes representing 37,508,100 shares of Common Stock were represented and cast regarding Proposal 2.

Ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s auditors for the year ended December 31, 2008	35,718,703	1,597,039	192,358

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2008 which has not been filed with the SEC.

Item 6: Exhibits

Exhibit No.		Description

(a)	The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

	(10)	Material contracts:

		10.1*	Summary of Horace Mann Educators Corporation Non-Employee Director Compensation.

		10.2*	Waiver and Release Agreement entered by and between Horace Mann Service Corporation and Frank D’Ambra as of May 21, 2008.

	(11)	Statement re computation of per share earnings.

	(15)	KPMG LLP letter regarding unaudited interim financial information.

	(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(99.1)	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date August 7, 2008	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date August 7, 2008	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date August 7, 2008	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2008

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description

(10)	Material contracts:

	10.1*	Summary of Horace Mann Educators Corporation Non-Employee Director Compensation.

	10.2*	Waiver and Release Agreement entered by and between Horace Mann Service Corporation and Frank D’Ambra as of May 21, 2008.

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99.1)	Glossary of Selected Terms.