Form 10-Q
period 2008-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2008-11-07
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes☐    No  ☒

As of October 31, 2008, 39,061,788 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2008, the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the December 31, 2007 consolidated financial statements, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts”, effective January 1, 2007. As discussed in Note 6 to the December 31, 2007 consolidated financial statements, the Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No 109”, effective January 1, 2007.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 7, 2008

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2008, $3,829,472; 2007, $3,795,665)	$3,578,460	$3,798,343
Fixed maturity securities on loan (amortized cost 2008, $0; 2007, $74,599)	—	74,658

Total fixed maturities	3,578,460	3,873,001
Equity securities, available for sale, at fair value (amortized cost 2008, $81,608; 2007, $94,083)	61,551	86,548
Short-term and other investments	275,625	143,990
Short-term investments, loaned securities collateral	—	76,711

Total investments	3,915,636	4,180,250
Cash	15,389	13,209
Accrued investment income and premiums receivable	108,086	101,427
Deferred policy acquisition costs	303,729	261,789
Goodwill	47,396	47,396
Value of acquired insurance in force	1,550	5,380
Other assets	129,511	87,652
Separate Account (variable annuity) assets	1,266,147	1,562,210

Total assets	$5,787,444	$6,259,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,139,264	$2,014,211
Interest-sensitive life contract liabilities	680,645	663,087
Unpaid claims and claim expenses	333,884	315,382
Future policy benefits	192,211	188,117
Unearned premiums	208,827	202,527

Total policy liabilities	3,554,831	3,383,324
Other policyholder funds	131,127	138,470
Liability for securities lending agreements	—	76,850
Other liabilities	173,976	205,696
Short-term debt	—	—
Long-term debt	199,533	199,485
Separate Account (variable annuity) liabilities	1,266,147	1,562,210

Total liabilities	5,325,614	5,566,035

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2008, 60,874,984; 2007, 60,855,455	61	61
Additional paid-in capital	355,209	353,841
Retained earnings	673,657	698,539
Accumulated other comprehensive loss net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(156,217)	(2,621)
Net funded status of pension and other postretirement benefit obligations	(3,217)	(3,217)
Treasury stock, at cost, 2008, 21,813,196 shares; 2007, 18,614,971 shares	(407,663)	(353,325)

Total shareholders’ equity	461,830	693,278

Total liabilities and shareholders’ equity	$5,787,444	$6,259,313

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Insurance premiums and contract charges earned	$163,470	$163,329	$489,722	$487,996
Net investment income	57,806	56,054	172,231	166,330
Net realized investment gains (losses)	(45,270)	(461)	(55,742)	2,105
Other income	2,198	2,952	7,506	9,029

Total revenues	178,204	221,874	613,717	665,460

Benefits, losses and expenses
Benefits, claims and settlement expenses	131,214	108,608	360,238	306,959
Interest credited	33,243	32,135	97,898	94,979
Policy acquisition expenses amortized	16,198	18,418	55,973	55,683
Operating expenses	30,665	31,982	98,793	101,244
Amortization of intangible assets	1,242	1,267	4,060	4,030
Interest expense	3,402	3,401	10,179	10,632

Total benefits, losses and expenses	215,964	195,811	627,141	573,527

Income (loss) before income taxes	(37,760)	26,063	(13,424)	91,933
Income tax expense (benefit)	(6,952)	7,741	(1,414)	27,177

Net income (loss)	$(30,808)	$18,322	$(12,010)	$64,756

Net income (loss) per share
Basic	$(0.79)	$0.42	$(0.30)	$1.50

Diluted	$(0.79)	$0.41	$(0.30)	$1.45

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,062	43,288	40,074	43,210
Diluted	39,062	44,268	40,074	44,840
Comprehensive income (loss)
Net income (loss)	$(30,808)	$18,322	$(12,010)	$64,756
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(94,593)	14,077	(153,596)	(31,664)
Change in net funded status of pension and other postretirement benefit obligations	—	—	—	—

Other comprehensive income (loss)	(94,593)	14,077	(153,596)	(31,664)

Total	$(125,401)	$32,399	$(165,606)	$33,092

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2008	2007
Common stock
Beginning balance	$61	$61
Options exercised, 2008, 0 shares; 2007, 183,227 shares	—	—
Conversion of Director Stock Plan units, 2008, 16,355 shares; 2007, 18,362 shares	—	—
Conversion of restricted stock units, 2008, 3,174 shares; 2007, 2,115 shares	—	—

Ending balance	61	61

Additional paid-in capital
Beginning balance	353,841	347,873
Options exercised and conversion of Director Stock Plan units and restricted stock units	369	3,815
Share-based compensation expense	999	709

Ending balance	355,209	352,397

Retained earnings
Beginning balance	698,539	634,110
Net income (loss)	(12,010)	64,756
Cash dividends, $0.315 per share	(12,872)	(13,782)

Ending balance	673,657	685,084

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	(5,838)	7,614
Change in net unrealized gains and losses on fixed maturities and equity securities	(153,596)	(31,664)
Change in net funded status of pension and other postretirement benefit obligations	—	—

Ending balance	(159,434)	(24,050)

Treasury stock, at cost
Beginning balance, 2008, 18,614,971 shares; 2007, 17,503,371 shares	(353,325)	(332,577)
Purchase of 3,198,225 shares in 2008; 0 shares in 2007	(54,338)	—

Ending balance, 2008, 21,813,196 shares; 2007, 17,503,371 shares	(407,663)	(332,577)

Shareholders’ equity at end of period	$461,830	$680,915

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows - operating activities
Premiums collected	$498,283	$501,120
Policyholder benefits paid	(357,966)	(329,141)
Policy acquisition and other operating expenses paid	(164,820)	(157,478)
Federal income taxes paid	(5,909)	(11,260)
Investment income collected	168,591	164,410
Interest expense paid	(6,668)	(7,157)
Other	2,087	3,745

Net cash provided by operating activities	133,598	164,239

Cash flows - investing activities
Fixed maturities
Purchases	(762,498)	(891,894)
Sales	484,737	436,453
Maturities, paydowns, calls and redemptions	288,346	397,298
Net cash used in short-term and other investments	(136,571)	(73,464)

Net cash used in investing activities	(125,986)	(131,607)

Cash flows - financing activities
Dividends paid to shareholders	(12,872)	(13,782)
Purchase of treasury stock	(54,338)	—
Exercise of stock options	—	3,427
Repurchase of Senior Convertible Notes	—	(32,563)
Annuity contracts, variable and fixed
Deposits	237,768	258,292
Benefits and withdrawals	(125,104)	(147,997)
Net transfer to Separate Account (variable annuity) assets	(51,861)	(107,563)
Life policy accounts
Deposits	1,395	850
Withdrawals and surrenders	(4,228)	(4,878)
Change in bank overdrafts	3,808	6,437

Net cash used in financing activities	(5,432)	(37,777)

Net increase (decrease) in cash	2,180	(5,145)
Cash at beginning of period	13,209	13,438

Cash at end of period	$15,389	$8,293

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008 and 2007

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2008, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2008 presentation.

Deferred Policy Acquisition Costs

Deferred policy acquisition costs for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders’ equity. Compared to December 31, 2007, the increase in deferred policy acquisition costs at September 30, 2008 primarily was due to the impact of this factor.

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

Adoption of SFAS No. 157

Effective January 1, 2008, the Company adopted FASB SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This pronouncement did not require any new fair value measurements and its adoption did not affect the results of operations or financial position of the Company. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are not disclosed at fair value in the consolidated financial statements on a recurring basis. The FSP did not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually. In February 2008, the Company adopted FSP No. FAS 157-2, and pursuant to its provisions has delayed the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. FSP FAS No. 157-3 was effective upon issuance, and applies to periods for which financial statements have not been issued. The FSP’s guidance clarifies various application issues with respect to the objective of a fair value measurement, distressed transactions, relevance of observable data, and the use of management’s assumptions. The Company adopted FSP No. FAS 157-3 in the preparation of its September 30, 2008 financial statements; however, adoption did not have a material effect on the results of operations or financial position of the Company. The Company’s expanded disclosures as a result of SFAS No. 157 are included in “Note 4 — Fair Value Measurements”.

Note 2 - Debt and Subsequent Event

Indebtedness outstanding was as follows:

	September 30, 2008	December 31, 2007
Short-term debt:
Bank Credit Facility	$—	$—
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $179 and $198 (6.1% imputed rate)	74,821	74,802
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $288 and $317 (6.9% imputed rate)	124,712	124,683

Total	$199,533	$199,485

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Subsequent Event

On October 2, 2008, the Company borrowed $75,000 under its existing $125,000 Bank Credit Facility. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 4.7%, from October 2, 2008 through January 2, 2009 at which point the interest rate will be subject to change based on the then current LIBOR). The Bank Credit Facility agreement provides for unsecured borrowings of up to $125,000 and expires on December 19, 2011.

In light of the recent illiquidity in the credit markets, the Company elected to make this borrowing at the holding company on October 2, 2008 to provide flexibility for future capital needs, including capital contributions to the Company’s insurance subsidiaries, if necessary.

Note 3 - Investments and Subsequent Event

Fixed Maturity Securities and Equity Securities

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2008, 95% of these securities were investment grade, with an overall average quality rating of AA-. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Total Carrying Value		September 30, 2008
Rating (1)	September 30, 2008	December 31, 2007	Carrying Value (2)	Amortized Cost
Fixed maturity securities
AAA	43.9%	47.0%	$1,569,240	$1,593,992
AA	10.9	9.4	391,681	427,387
A	20.6	19.5	738,261	836,623
BBB	19.7	19.0	705,361	775,980
BB	2.6	1.7	93,754	103,262
B	2.2	3.3	77,263	88,903
CCC or lower	0.1	0.1	2,724	3,234
Not rated (3)	—	—	176	91

Total	100.0%	100.0%	$3,578,460	$3,829,472

Equity securities
AAA	—	—	—	—
AA	1.3%	17.6%	$807	$802
A	63.5	61.3	39,101	56,000
BBB	30.2	16.3	18,596	22,001
BB	0.4	1.1	271	287
B	—	—	—	—
CCC or lower	0.3	—	158	158
Not rated (4)	4.3	3.7	2,618	2,360

Total	100.0%	100.0%	$61,551	$81,608

(1)	Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Carrying values are equal to fair values, with fair values based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling. See also “Note 4 — Fair Value Measurements”.
(3)	This category includes $95 (fair value) of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 60.0% of these private placement securities as investment grade. The remaining $81 (fair value) of securities in this category were obtained in partial settlement of a default that occurred in 2002 and are not rated by S&P, Moody’s or the NAIC.
(4)	This category includes common stocks that are not rated by either S&P or Moody’s.

Note 3 - Investments and Subsequent Event-(Continued)

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

	Percent of Total Fair Value		September 30, 2008
	September 30, 2008	December 31, 2007	Fair Value	Amortized Cost
Due in 1 year or less	6.5%	6.8%	$233,467	$249,844
Due after 1 year through 5 years	27.1	28.5	968,258	1,036,177
Due after 5 years through 10 years	32.6	33.6	1,165,560	1,247,318
Due after 10 years through 20 years	11.6	11.3	415,441	444,582
Due after 20 years	22.2	19.8	795,734	851,551

Total	100.0%	100.0%	$3,578,460	$3,829,472

The average option adjusted duration for the Company’s fixed maturity securities was 5.7 years at September 30, 2008 and 5.5 years at December 31, 2007.

In the nine months ended September 30, 2008, the Company recorded a total of $47,308 of impairment write-downs — $33,400 in the three months ended September 30, $11,170 in the three months ended June 30 and $2,738 in the three months ended March 31. In the first nine months of 2007, the Company recorded $2,604 of impairment write-downs, primarily in the second quarter, and these securities were subsequently sold in 2007. The third quarter 2008 write-downs included $23,706 related to fixed maturity security and preferred stock impairments for which the issuer’s ability to pay future interest and principal based upon contractual terms has been compromised — namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and American International Group, Inc. The remaining amount of write-downs — primarily of financial institution securities and high yield bonds — was primarily attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value. The second quarter 2008 write-downs were primarily related to 2 collateralized debt obligation securities and 5 equity securities, including 4 financial industry preferred stock issues. The first quarter 2008 write-downs were primarily related to certain below investment grade securities, with $2,291 of the write-downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovered. In addition, net realized losses in the nine months ended September 30, 2008 included $18,382 of realized other-than-temporary impairment losses, primarily on financial institution and below investment grade securities, that were disposed of during the period.

Note 3 - Investments and Subsequent Event-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at September 30, 2008 and December 31, 2007, respectively. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2008 — which was driven by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at September 30, 2008.

	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$323,863	$3,797	$121,879	$2,719	$445,742	$6,516
Other	102,574	1,213	—	—	102,574	1,213
Municipal bonds	257,526	14,044	106,941	11,567	364,467	25,611
Foreign government bonds	5,008	109	—	—	5,008	109
Corporate bonds	1,003,888	93,352	506,972	85,252	1,510,860	178,604
Other mortgage-backed securities	255,033	22,363	83,183	33,643	338,216	56,006

Totals	$1,947,892	$134,878	$818,975	$133,181	$2,766,867	$268,059

Equity securities	$32,656	$8,565	$23,800	$11,953	$56,456	$20,518

As of December 31, 2007
Fixed maturity securities
U.S. government and federally sponsored agency obligations:
Mortgage-backed securities	$72,311	$185	$380,995	$5,353	$453,306	$5,538
Other	64,423	40	25,730	85	90,153	125
Municipal bonds	87,593	1,379	56,253	741	143,846	2,120
Foreign government bonds	—	—	3,911	35	3,911	35
Corporate bonds	398,575	17,454	520,356	16,218	918,931	33,672
Other mortgage-backed securities	147,594	9,019	46,602	1,512	194,196	10,531

Totals	$770,496	$28,077	$1,033,847	$23,944	$1,804,343	$52,021

Equity securities	$59,757	$7,238	$5,912	$1,273	$65,669	$8,511

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Investments and Subsequent Event-(Continued)

Subsequent Event

Subsequent to September 30, 2008, the credit and liquidity crisis in the U.S. and throughout the global financial system has resulted in a substantially increased level of volatility in the financial markets and the banking system. These and other economic events have had a significant adverse impact on the Company’s investment portfolio. As a result, at the time of this Quarterly Report on Form 10-Q, the Company’s investments have incurred a notable decline in fair value since September 30, 2008. The Company has continued to monitor this subsequent event activity and has concluded that the assessment of other-than-temporary impairments as of September 30, 2008 has not changed. Should this environment and similar events continue, such subsequent events could have an ongoing or potentially further significant impact on the Company’s investment portfolio.

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. Beginning in the third quarter of 2007, the Company reduced the amount of fixed income securities that it loans compared to previous levels and as of the time of this Quarterly Report on Form 10-Q, the Company’s securities lending program is suspended. As of September 30, 2008 and December 31, 2007, fixed maturity securities with a fair value of $0 and $74,658, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 100% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

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

Note 4 - Fair Value Measurements-(Continued)

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

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and their sources. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 95% of the portfolio was priced through pricing services or index priced as of September 30, 2008. The remainder of the portfolio was priced by broker-dealers, which were generally Level 2 inputs.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. Private placement securities and other equity securities where a public quotation is not available are valued by using broker quotes or through the use of internal models or analysis.

Short-term investments are comprised of short-term fixed income securities. Because of the nature of these assets, carrying amounts approximate fair values, which have been determined from public quotations, when available.

Separate Account assets represent variable annuity contract holder funds invested in various mutual funds. Fair values of these assets have been determined from public quotations.

Note 4 - Fair Value Measurements-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008. At September 30, 2008, Level 3 assets comprised approximately 0.01% of the Company’s total investment portfolio fair value.

	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Financial Assets
Investments
Fixed maturities	$3,578,460	$47,558	$3,530,807	$95
Equity securities	61,551	32,861	28,235	455
Short-term investments (1)	168,698	166,572	2,126	—

Total	$3,808,709	$246,991	$3,561,168	$550

Separate Account (variable annuity) assets	$1,266,147	$1,266,147	—	—

(1)	Short-term investments are included in Short-term and Other Investments in the Consolidated Balance Sheets.

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis for the period January 1, 2008 to September 30, 2008.

	Level 3 Assets
	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2008	$688	$457	$1,145
Total net gains (losses) (unrealized)	2	(2)	—
Paydowns and maturities	(595)	—	(595)
Purchases, sales, issuances and settlements	—	—	—
Transfers in (out) of Level 3	—	—	—

Ending balance, September 30, 2008	$95	$455	$550

For the period January 1, 2008 to September 30, 2008, there were no realized gains or losses included in earnings that were attributable to Level 3 assets still held at September 30, 2008.

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

At September 30, 2008, the Company held 21,813,196 shares in treasury. As of June 30, 2008, the Company had completed its authorized share repurchase programs.

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2008 and 2007.

	Defined Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic pension expense:
Service cost	$—	$—	$—	$—
Interest cost	960	164	1,558	883
Expected return on plan assets	(1,114)	(171)	(1,807)	(922)
Recognized net actuarial loss	524	104	850	563
Settlement loss	219	77	355	415

Net periodic pension expense	$589	$174	$956	$939

	Supplemental Defined Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic pension expense:
Service cost	$(11)	$(11)	$(31)	$(34)
Interest cost	214	244	640	733
Expected return on plan assets	—	—	—	—
Recognized net actuarial loss	132	226	397	680
Settlement loss	—	—	—	—

Net periodic pension expense	$335	$459	$1,006	$1,379

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expects to contribute approximately $1,100 to the supplemental defined benefit plans in 2008, of which $791 was contributed during the nine months ended September 30, 2008. There is no minimum funding requirement for the Company’s defined benefit pension plan in 2008. At the time of this Quarterly Report on Form 10-Q, and consistent with disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company does not anticipate making a contribution to the defined benefit plan in 2008.

Note 6 - Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the Plan’s eligibility requirements, and their eligible dependents. As described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits”, effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a defined contribution plan with a Health Reimbursement Account (“HRA”) for each eligible retired participant. Funding of HRA accounts was approximately $740 for the nine months ended September 30, 2008. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993. As a result of the changes in the plan for other postretirement benefits, the Company anticipates a reduction in its expenses of approximately $2,300 in 2008, $1,728 of which was recognized in the nine months ended September 30, 2008.

The following table summarizes the components of the net periodic benefit cost (gain) for postretirement benefits other than pension for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic cost (gain):
Service cost	$1	$12	$3	$37
Interest cost	38	359	111	1,076
Amortization of prior service cost	(508)	(1,163)	(1,523)	(3,489)
Recognized net actuarial gain	(107)	(328)	(319)	(984)

Net periodic benefit gain	$(576)	$(1,120)	$(1,728)	$(3,360)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company expects to contribute approximately $700 to the defined benefit postretirement benefit plans other than pensions in 2008, of which $348 was contributed during the nine months ended September 30, 2008.

The Pension Protection Act of 2006

In the third quarter of 2006, the federal government enacted the Pension Protection Act of 2006 (the “Act”) which changes the manner in which pension funding is determined. The new rules are effective for funding beginning in 2008. Management does not expect the Act to have a material impact on the Company’s funding activity.

The Company’s funding policy for the defined benefit pension plan is to contribute amounts which are actuarially determined to provide the plan with sufficient assets to meet future benefit payments consistent with the funding requirements of federal laws and regulations. There is no minimum funding requirement for the defined benefit pension plan in 2008. The Company’s obligations have not changed as a result of these developments.

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

Three months ended September 30, 2008	Gross Amount	Ceded	Assumed	Net
Premiums written and contract deposits	$258,666	$8,177	$931	$251,420
Premiums and contract charges earned	170,671	8,174	973	163,470
Benefits, claims and settlement expenses	132,347	2,360	1,227	131,214

Three months ended September 30, 2007
Premiums written and contract deposits	$262,974	$9,768	$1,216	$254,422
Premiums and contract charges earned	171,576	9,626	1,379	163,329
Benefits, claims and settlement expenses	109,540	1,958	1,026	108,608

Nine months ended September 30, 2008
Premiums written and contract deposits	$742,604	$23,695	$2,100	$721,009
Premiums and contract charges earned	512,464	24,964	2,222	489,722
Benefits, claims and settlement expenses	367,832	9,507	1,913	360,238

Nine months ended September 30, 2007
Premiums written and contract deposits	$760,588	$28,791	$3,702	$735,499
Premiums and contract charges earned	513,407	29,673	4,262	487,996
Benefits, claims and settlement expenses	311,998	6,820	1,781	306,959

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Insurance premiums and contract charges earned
Property and casualty	$134,577	$133,469	$402,036	$399,240
Annuity	4,240	5,486	13,843	16,369
Life	24,653	24,374	73,843	72,387

Total	$163,470	$163,329	$489,722	$487,996

Net investment income
Property and casualty	$8,741	$9,350	$27,025	$27,806
Annuity	34,415	32,525	101,528	96,066
Life	14,914	14,357	44,448	42,421
Corporate and other	5	96	41	863
Intersegment eliminations	(269)	(274)	(811)	(826)

Total	$57,806	$56,054	$172,231	$166,330

Net income (loss)
Property and casualty	$(1,252)	$10,319	$13,634	$45,070
Annuity	6,231	5,253	14,377	13,717
Life	4,411	5,490	12,162	12,723
Corporate and other	(40,198)	(2,740)	(52,183)	(6,754)

Total	$(30,808)	$18,322	$(12,010)	$64,756

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$919	$932	$3,083	$3,017
Life	323	335	977	1,013

Total	$1,242	$1,267	$4,060	$4,030

			September 30, 2008	December 31, 2007
Assets
Property and casualty			$879,559	$908,209
Annuity			3,723,647	4,086,619
Life			1,126,337	1,199,147
Corporate and other			82,440	102,250
Intersegment eliminations			(24,539)	(36,912)

Total			$5,787,444	$6,259,313

Note 9 - Income Taxes

In the three months ended September 30, 2008, the Company established a valuation allowance of $11,590 against deferred tax assets related to realized and unrealized investment losses. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company evaluates deferred income taxes quarterly to determine if a valuation allowance is appropriate. SFAS No. 109 requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of all available evidence using a more-likely-than-not standard. As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, a valuation allowance was not established in prior periods.

The Company believes that a valuation allowance is appropriate at September 30, 2008 for the deferred tax asset related to realized and unrealized investment losses due to financial market events and developments that occurred during the three months ended September 30, 2008. In assessing the realizability of all deferred tax assets, the Company considers whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The realization of deferred tax assets depends on the generation of future taxable income of similar character during the periods in which the deferred tax assets are deductible. The Company considered the scheduled reversal of deferred tax liabilities (including available carryback periods), projected taxable income (capital gains), and tax-planning strategies in making this assessment. Based on the unavailability of unrealized or realized capital gains at September 30, 2008, the Company believes it is more-likely-than-not it will not realize all of the benefits of the deductible temporary differences related to realized and unrealized investment losses. Of the valuation allowance amount, $8,224 relates to losses realized on investments during the three months ended September 30, 2008, where it is not more-likely-than-not that the amounts due will be collected according to the contractual terms of the securities, specifically Lehman Brothers Holding, Inc., the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and was recorded as a reduction to the Company’s tax benefit on realized investment losses. The remaining $3,366 of the valuation allowance relates primarily to unrealized investment losses on the Company’s perpetual preferred stock holdings and was recorded as a component of accumulated other comprehensive income in shareholders’ equity.

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

•

Fluctuations in the fair value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses, as well as the potential impact on the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and/or need for the holding company to make capital contributions to the insurance subsidiaries. In addition, the impact of fluctuations in the financial markets on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

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

For the three months ended September 30, 2008, the Company had a net loss of $30.8 million, a decrease of $49.2 million compared to net income in the prior year, including a $37.2 million increase in after-tax net realized investment losses on securities and a $16.9 million increase in after-tax catastrophe costs. Consistent with industry experience, the current quarter reflected a significant level of hurricane and other weather-related catastrophe losses along with the continued adverse impacts of a challenging financial market environment and a slowing economy. The third quarter 2008 property and casualty segment net loss of $1.3 million was $11.7 million less than the prior year net income, reflecting a higher level of catastrophe losses partially offset by a higher amount of favorable prior years’ reserve development in the current period. Net income for the annuity segment increased $1.1 million compared to the third quarter of 2007, as current period improvements in the interest margin were partially offset by the adverse impact of the financial markets on the level of contract charges earned. For the third quarter of 2008, the valuation of annuity deferred policy acquisition costs had a net positive impact on earnings. Life segment net income for the quarter decreased $1.1 million, with growth in earned premiums and investment income more than offset by higher mortality costs.

For the nine months ended September 30, 2008, the Company’s net loss of $12.0 million represented a decrease of $76.8 million compared to net income reported for the prior year, including a $45.6 million reduction in after-tax net realized investment gains and losses. Catastrophe costs increased $30.1 million after tax and non-catastrophe weather-related losses also increased compared to the prior year. In addition, results in the current nine months were negatively impacted by a reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 103.3% for the first nine months of 2008 compared to 91.8% for the same period in 2007. Annuity segment net income increased $0.7 million, or 5%, compared to the first nine months of 2007, as current period improvements in the interest margin were partially offset by the adverse impact of the financial market on the level of contract charges earned. Life segment net income decreased $0.5 million, or 4%, compared to a year earlier, reflecting growth in investment income offset by higher mortality costs.

Premiums written and contract deposits declined 1% and 2%, compared to the three and nine months ended September 30, 2007, respectively, largely due to expected decreases in single premium annuity deposit receipts in 2008. For the nine months ended September 30, 2008, reduced costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $4.7 million increase in premiums written compared to 2007. New automobile sales units in the current period were 6% less than the first nine months of 2007, with third quarter sales improving sequentially compared to the first and second quarters of 2008. The year-to-date sales decrease was somewhat offset by favorable policy retention, resulting in voluntary automobile policies in force equal to September 30, 2007. However, automobile policies of educators increased 3% compared to a year earlier. Annuity contract deposits for the three and nine months ended September 30, 2008 decreased 5% and 8%, respectively, compared to a year earlier, and life segment insurance premiums and contract deposits were comparable to the prior year.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $13 million of net income based on reserves as of September 30, 2008. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2% change in claim severity or claim frequency for the most recent 36-month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated loss reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $3.0 million and $4.0 million for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	September 30, 2008			December 31, 2007
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$74.1	$134.4	$208.5	$77.3	$135.4	$212.7
Automobile other	4.5	1.8	6.3	6.7	0.8	7.5
Homeowners	27.5	48.2	75.7	14.0	36.2	50.2
All other	4.4	27.0	31.4	3.5	32.3	35.8

Total	$110.5	$211.4	$321.9	$101.5	$204.7	$306.2

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At September 30, 2008, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the nine months ended September 30, 2008 by approximately $7.4 million, primarily the result of favorable trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs and the Annuity VIF utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean. At September 30, 2008, the ratio of capitalized annuity policy acquisition costs and the Annuity VIF asset to the total annuity accumulated cash value was approximately 5%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs and the Annuity VIF. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.15 million and $0.25 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs and Annuity VIF is included in “Results of Operations — Amortization of Policy Acquisition Expenses and Intangible Assets”.

Valuation of Investments

Market valuations for the fixed maturity and equity securities portfolio are based on observable market quotations as well as prices provided by the Company’s custodian bank and its investment managers. Both the custodian bank and the investment managers use a variety of pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Broker-dealers are also used to price certain types of securities. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness and to understand the key assumptions used and their sources. The Company’s fixed maturity securities portfolio is highly liquid, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 95% of the portfolio was priced through pricing services or index priced as of September 30, 2008. The remainder of the portfolio was priced by broker-dealers.

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security, or if the Company does not have the ability and intent to hold a debt or equity security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value, this security will be reviewed for an other-than-temporary impairment. Also as a general rule, if the fair value of an equity security has declined below cost, this security will be reviewed for an other-than-temporary impairment including an assessment of whether recovery in fair value is likely to occur within a reasonable period of time. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

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

With respect to fixed income securities involving securitized financial assets — primarily asset backed and commercial mortgage backed securities in the Company’s portfolio — which fall under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”, all of the Company’s securitized financial assets fair values are determined by observable inputs. In addition, the Company’s credit analysis and/or analysis of the underlying collateral cash flows at September 30, 2008 indicated a very remote likelihood of default — even under severe stress testing.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2008	2007	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$407.4	$401.1	1.6%	$6.3
Involuntary and other property & casualty	1.4	2.0	-30.0%	(0.6)

Total property & casualty	408.8	403.1	1.4%	5.7
Annuity deposits	237.8	258.3	-7.9%	(20.5)
Life	74.4	74.1	0.4%	0.3

Total	$721.0	$735.5	-2.0%	$(14.5)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2008	2007	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$401.7	$392.6	2.3%	$9.1
Involuntary and other property & casualty	0.3	6.6	-95.5%	(6.3)

Total property & casualty	402.0	399.2	0.7%	2.8
Annuity	13.8	16.4	-15.9%	(2.6)
Life	73.9	72.4	2.1%	1.5

Total	$489.7	$488.0	0.3%	$1.7

For the three and nine months ended September 30, 2008, the Company’s premiums written and contract deposits decreased 1.2% and 2.0%, respectively, compared to the prior year, largely due to decreases in single premium annuity deposit receipts in 2008. The reduced costs associated with the Company’s property and casualty catastrophe reinsurance program, as described below, represented a $4.7 million increase to premiums for the nine months ended September 30, 2008. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s exclusive agent force totaled 690 at September 30, 2008, reflecting a decrease of 13.4% compared to 797 agents at September 30, 2007 and a decrease of 12.7% compared to 790 at December 31, 2007. Of the current period-end total, 161 agents were in their first 24 months with the Company, down 27.1% compared to September 30, 2007. The number of experienced agents in the agent force, 529, decreased 8.2% compared to a year earlier. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At September 30, 2008, there were 360 licensed producers, compared to 228 at September 30, 2007. Including these licensed producers, the Company’s total points of distribution increased to 1,050 at September 30, 2008, a growth of 2.4% compared to 12 months earlier. At the time of this Quarterly Report on Form 10-Q, management anticipates that over the next several quarters the agent count will continue to decline modestly during the Company’s transition to its new Agency Business Model, with an increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new model.

In October 2006, the Company began the transition from a single-person agent operation to its new Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. The first Agency Business School session was conducted in October 2006, beginning the formal roll-out of this model. From October 2006 through September 30, 2008, 213 of the agents at September 30, 2008 and all field sales management except those hired in recent months completed this training. See additional description in “Business — Corporate Strategy and Marketing — Exclusive Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

For the first nine months of 2008, new automobile sales units were 6.1% less than for the same period a year earlier. New homeowners sales units decreased 9.4% compared to the first nine months of 2007. For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the decreases in automobile and home sales. Annuity new business declined 9.0% compared to the first nine months of 2007, primarily due to an expected decline in single premium and rollover deposits, particularly from the independent agent distribution channel, somewhat mitigated by new business growth in the Company’s core scheduled deposit business from the Company’s exclusive agents. Life new business decreased 16.4% compared to the prior year, primarily reflecting reduced sales of partner company products. For the first nine months of 2008, total new business sales decreased 9.4% compared to a year earlier. In total, exclusive agent sales for the first nine months of 2008 decreased 4.6% compared to prior year, reflecting the lower number of agents in the current period. Average overall productivity per agent increased moderately compared to the first nine months of 2007. Average agent productivity is measured as new sales premiums from the exclusive agent force per the average number of exclusive agents for the period.

Total voluntary automobile and homeowners premium written increased 1.6%, or $6.3 million, in the first nine months of 2008, including the $4.7 million reduction in the cost of catastrophe reinsurance in the current year which reflected the elimination of the catastrophe aggregate reinsurance coverage as well as favorable pricing on the remaining coverages for 2008. The automobile average written premium per policy was comparable to a year earlier while the homeowners average premium increased in the current period compared to prior year, with the change in average premium for both lines adversely impacted by the improved quality of the books of business. At September 30, 2008, there were 535,000 voluntary automobile and 263,000 homeowners policies in force, for a total of 798,000 policies, compared to a total of 801,000 policies at both December 31, 2007 and September 30, 2007.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.5% at September 30, 2008 compared to 91.4% at September 30, 2007. The property 12-month new and renewal policy retention rate was 88.7% at September 30, 2008 compared to 88.2% a year earlier. For the first nine months of 2008, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2007.

Voluntary automobile premium written increased 0.2% ($0.6 million) compared to the first nine months of 2007. In the first nine months of 2008, automobile policies in force, average written premium per policy and average earned premium per policy were comparable to the same period in 2007. Automobile policies in force at September 30, 2008 were equal to December 31, 2007 and September 30, 2007. Educator policies increased throughout the period.

Voluntary homeowners premium written increased 4.5% ($5.7 million) compared to the first nine months of 2007 including the lower amount of catastrophe reinsurance premiums described above. Homeowners average written premium per policy increased 3% compared to a year earlier, while average earned premium per policy increased 5%. Homeowners policies in force at September 30, 2008 decreased 3,000 compared to both December 31, 2007 and a year earlier, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances.

The primary component of involuntary and other property and casualty earned premiums, which represented less than 2% of total property and casualty premiums for full year 2007, has been educator excess professional liability insurance purchased by the National Education Association (“NEA”) for all of its members. The NEA’s five-year contract to purchase this insurance from the Company expired on August 31, 2007 and represented approximately $8.6 million of premiums written in 2006, with 1/12, or approximately $0.7 million, of that premium earned each month during the September 2006 through August 2007 coverage period. The Company’s underwriting results from educator excess professional liability insurance have generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment. The other significant component of involuntary and other property and casualty premiums is automobile business assumed from state mandatory insurance facilities and this component decreased approximately $1.5 million compared to the first nine months of 2007.

Annuity deposits received decreased 7.9% for the nine months ended September 30, 2008 compared to the same period in 2007. In the first nine months of 2008, scheduled annuity deposits decreased 2.8% compared to the prior year while single premium and rollover deposits decreased 16.0%, impacted by the industry-wide effect on 403(b) transfers of the transition to the new Internal Revenue Service (“IRS”) Section 403(b) regulations and also the current year level of new single premium deposits from the independent agent distribution channel. In the first nine months of 2008, new deposits to variable accounts decreased 7.7%, or $8.6 million, and new deposits to fixed accounts decreased 8.1%, or $11.9 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers for the 401(k) group annuity contract by the Company’s employees.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 1,012 authorized agents at September 30, 2008. During the first nine months of 2008, this channel generated $15.5 million in annualized new annuity sales for the Company compared to $27.2 million for the first nine months of 2007, with the decline primarily in single and rollover deposit business. The decrease in 2008 was anticipated as management continued to focus this channel on 403(b) and other tax-qualified business.

Total annuity accumulated cash value of $3.5 billion at September 30, 2008 decreased 5.6% compared to a year earlier, reflecting the increase from new deposits received and favorable retention more than offset by unfavorable financial market performance over the 12 months. At September 30, 2008, the number of annuity contracts outstanding of 168,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2007 and increased 2.4%, or 4,000 contracts, compared to September 30, 2007.

Variable annuity accumulated balances were 21.4% lower at September 30, 2008 than at September 30, 2007, primarily reflecting financial market performance, and annuity segment contract charges earned decreased 15.9%, or $2.6 million, compared to the first nine months of 2007.

Life segment premiums and contract deposits increased 0.4%, or $0.3 million, compared to the first nine months of 2007. The ordinary life insurance in force lapse ratio was 5.5% for the 12 months ended September 30, 2008 compared to 5.6% for the 12 months ended September 30, 2007.

Net Investment Income

For the three months ended September 30, 2008, pretax investment income of $57.8 million increased 3.2%, or $1.8 million, (2.9%, or $1.1 million, after tax) compared to the same period in 2007. Pretax investment income of $172.2 million for the nine months ended September 30, 2008 increased 3.5%, or $5.9 million, (3.5%, or $4.0 million, after tax) compared to prior year. The increase reflected growth in the size of the average investment portfolio on an amortized cost basis and a modest increase in the portfolio yield. Average invested assets (excluding securities lending collateral) increased 2.3% over the prior 12 months. The average pretax yield on the investment portfolio was 5.53% (3.76% after tax) for the first nine months of 2008, compared to a pretax yield of 5.47% (3.72% after tax) a year earlier.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2008 and 2007, net realized investment losses (pretax) were $45.2 million and $0.5 million, respectively. Net realized investment losses (pretax) were $55.7 million for the first nine months of 2008 compared to net realized investment gains of $2.1 million in the prior year. The net gains and losses in both periods were realized from recording of impairment charges and ongoing investment portfolio management activity. In addition, the first nine months of 2008 and 2007 included $1.1 million and $0.2 million, respectively, of litigation proceeds on previously impaired WorldCom, Inc. debt securities.

In the first nine months of 2008, the Company recorded a total of $47.3 million of impairment write-downs — $33.4 million in the third quarter, $11.2 million in the second quarter and $2.7 million in the first quarter. In the first nine months of 2007, the Company recorded $2.6 million of impairment write-downs, primarily in the second quarter, and these securities were subsequently sold in 2007. The third quarter 2008 write-downs included approximately $23.7 million related to fixed maturity security and preferred stock impairments for which the issuer’s ability to pay future interest and principal based upon contractual terms has been compromised — namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and American International Group, Inc. The remaining amount of write-downs — primarily of financial institution securities and high yield bonds — was primarily attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value. The second quarter 2008 write-downs were primarily related to 2 collateralized debt obligation securities and 5 equity securities, including 4 financial industry preferred stock issues. The first quarter 2008 write-downs were primarily related to certain below investment grade securities, with $2.3 million of the write-downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovered. In addition, net realized losses in the first nine months of 2008 included $18.4 million of realized other-than-temporary impairment losses, primarily on financial institution and below investment grade securities that were disposed of during the period. Net realized investment losses in the first nine months of 2008 included additional realized losses of $2.7 million from sales of securities for which impairment charges were recorded in the second quarter of 2008, as well as gains of (1) $0.2 million from sales of securities for which impairment charges were recorded in the first quarter of 2008 and (2) $0.1 million from sales of securities for which impairment charges were recorded in 2007. Net realized investment gains in the first nine months of 2007 included $2.9 million from sales of securities for which impairment write-downs were recorded in 2002.

There were securities priced below 80% of book value at September 30, 2008 that were not impaired. The illiquidity in the marketplace, continued concern over economic weakness, continued write-offs related to mortgage and structured securities, distressed sellers in the marketplace and overall spread widening related to demand for increased risk premiums contributed to the decline in security valuations. Management views the decrease in value of all of these securities as temporary, anticipates continued payments under the terms of the securities and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of September 30, 2008 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. In the third quarter of 2008, the unprecedented uncertainty and volatility in the financial markets caused significant spread-widening and interest rate volatility, which had a significant adverse effect on the fair value of investments. The Company’s pretax net unrealized loss at September 30, 2008 was spread over numerous asset classes, and investment grade bonds, commercial mortgage-backed securities, and financial institution securities (both bonds and preferred stocks) were most impacted.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain(Loss)
Fixed Maturity Securities
Corporate bonds
Energy	61	$296.8	$331.0	$(34.2)
Banking and Finance	48	209.9	251.5	(41.6)
Utilities	27	169.4	183.7	(14.3)
Telecommunications	21	156.5	171.3	(14.8)
Health Care	32	134.5	147.1	(12.6)
Transportation	13	76.4	80.9	(4.5)
Insurance	21	73.2	86.5	(13.3)
Food and Beverage	14	64.1	66.4	(2.3)
Metal and Mining	11	56.0	63.5	(7.5)
Real estate	14	53.6	57.5	(3.9)
All Other Corporates (1)	122	357.5	383.6	(26.1)

Total corporate bonds	384	1,647.9	1,823.0	(175.1)
Mortgage-backed securities
U.S. government and federally sponsored agencies	421	874.3	874.8	(0.5)
Other	138	282.4	330.3	(47.9)
Municipal bonds	177	477.9	500.7	(22.8)
Government bonds
U.S.	7	165.7	165.5	0.2
Foreign	4	14.9	14.4	0.5
Collateralized debt obligations (2)	8	15.4	17.1	(1.7)
Asset-backed securities	36	100.0	103.7	(3.7)

Total fixed maturity securities	1,175	$3,578.5	$3,829.5	$(251.0)

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	25	$40.8	$56.0	$(15.2)
Real estate	12	7.5	9.0	(1.5)
Insurance	8	5.2	8.5	(3.3)
Utilities	4	4.7	5.0	(0.3)
Energy	1	0.6	0.6	*
U.S. federally sponsored agencies	2	0.1	0.1	*
Common stocks
Cable	3	2.2	2.4	(0.2)
Technology and other	2	0.4	*	0.4

Total equity securities	57	$61.5	$81.6	$(20.1)

Total	1,232	$3,640.0	$3,911.1	$(271.1)

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 18 additional industry classifications. Cable, automobiles, broadcasting and media, defense, technology, and manufacturing represented $249.9 million of fair value at September 30, 2008, with the remaining 12 classifications each representing less than $28 million.
(2)	Based on fair value, 96.6% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2008.

At September 30, 2008, the Company’s diversified fixed maturity securities portfolio consisted of 1,553 investment positions, issued by 1,175 entities, and totaled approximately $3.6 billion in fair value. This portfolio was 95.1% investment grade, based on fair value, with an average quality rating of AA-.

At September 30, 2008, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had three subprime securities with a fair value of $4.4 million at September 30, 2008. The characteristics of the Company’s sub-prime securities include the following: low average Fair Isaac Credit Organization (“FICO”) score (less than 650), high weighted average coupon relative to other mortgage-backed and home equity securities of similar loan age and issue date, high prepayment penalties, and a high percentage of hybrid loans or negative amortizing loans. The “Alt-A” mortgage loan exposure was comprised of five securities with a total fair value of approximately $7.5 million, of which $4.9 million was vintage year 2004 and prior, with an unrealized loss of approximately $0.7 million at September 30, 2008. The characteristics of the Company’s “Alt-A” mortgage loans include the following: low average FICO score (less than 680), borrowers meet Fannie Mae and Freddie Mac standards for credit scores but might not meet standard guidelines for documentation requirements, property type, and debt ratio or loan-to-value ratio.

At September 30, 2008, the Company had $477.9 million fair value invested in municipal bonds, primarily in the portfolios of the property and casualty insurance subsidiaries, with an unrealized loss of $22.8 million. The overall credit quality of these securities was AA+, with approximately 63% of the value insured at September 30, 2008. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at September 30, 2008.

At September 30, 2008, the fixed maturity securities and equity securities portfolio had $288.6 million pretax of gross unrealized losses related to 1,257 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at September 30, 2008, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of September 30, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	196	$540.4	$560.0	$(19.6)
4 through 6 months	229	835.1	881.7	(46.6)
7 through 9 months	146	418.7	470.1	(51.4)
10 through 12 months	47	64.0	74.1	(10.1)
13 through 24 months	131	362.6	451.3	(88.7)
25 through 36 months	31	99.2	113.6	(14.4)
37 through 48 months	53	184.1	199.8	(15.7)
Greater than 48 months	26	99.2	102.7	(3.5)

Total	859	$2,603.3	$2,853.3	$(250.0)

Non-investment grade
3 Months or less	48	$27.8	$29.1	$(1.3)
4 through 6 months	52	25.7	28.1	(2.4)
7 through 9 months	30	19.6	21.4	(1.8)
10 through 12 months	39	16.7	18.4	(1.7)
13 through 24 months	88	52.8	60.2	(7.4)
25 through 36 months	20	11.2	13.3	(2.1)
37 through 48 months	22	9.4	10.7	(1.3)
Greater than 48 months	1	0.4	0.4	*

Total	300	$163.6	$181.6	$(18.0)

Not rated	—	—	—	—

Total fixed maturity securities	1,159	$2,766.9	$3,034.9	$(268.0)

Equity Securities
Investment grade
3 Months or less	16	$5.8	$7.7	$(1.9)
4 through 6 months	27	11.8	15.5	(3.7)
7 through 9 months	8	9.7	11.2	(1.5)
10 through 12 months	9	2.3	3.4	(1.1)
13 through 24 months	36	23.8	35.8	(12.0)
Greater than 24 months	—	—	—	—

Total	96	53.4	73.6	(20.2)

Non-investment grade, all 3 months or less	1	0.9	1.1	(0.2)

Not rated, all 3 months or less	1	2.1	2.3	(0.2)
Total equity securities	98	$56.4	$77.0	$(20.6)

Total fixed maturity securities and equity securities	1,257	$2,823.3	$3,111.9	$(288.6)

*	Less than $0.1 million.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 146 were trading below 80% of book value at September 30, 2008 and the table below provides additional information regarding these securities. These positions were structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of September 30, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	68	$144.7	$196.0	$(51.3)
4 through 6 months	13	29.0	45.6	(16.6)
7 through 9 months	4	13.1	26.0	(12.9)
10 through 12 months	1	0.7	0.9	(0.2)
Greater than 12 months	—	—	—	—

Total	86	$187.5	$268.5	$(81.0)

Non-investment grade 3 months or less	13	$8.3	$14.9	$(6.6)
4 through 6 months	3	5.7	7.6	(1.9)
7 through 9 months	1	0.7	0.9	(0.2)
Greater than 9 months	—	—	—	—

Total	17	$14.7	$23.4	$(8.7)

Not rated	—	—	—	—

Total fixed maturity securities	103	$202.2	$291.9	$(89.7)

Equity Securities
Investment grade
3 Months or less	37	$31.1	$46.3	$(15.2)
4 through 6 months	5	0.9	2.2	(1.3)
7 through 9 months	1	0.9	1.9	(1.0)
Greater than 9 months	—	—	—	—
Non-investment grade	—	—	—	—
Not rated	—	—	—	—

Total equity securities	43	$32.9	$50.4	$(17.5)

Total fixed maturity securities and equity securities	146	$235.1	$342.3	$(107.2)

The 146 securities with fair values below 80% of book value at September 30, 2008 represented approximately 6% of the Company’s total investments at fair value. And, approximately 80% of those securities have been below 80% of book value for three months or less as of September 30, 2008. Of the total securities trading below 80% of book value, 68 securities had fair values less than 70% of book value, representing 2.3% of the Company’s total investments, with a pretax unrealized loss of $60.3 million.

The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2008 — which was driven by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities including favorable underlying cash flows, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at September 30, 2008. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2007.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2007

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	2	$4.7	$6.1	$(1.4)
4 through 6 months	1	3.0	4.9	(1.9)
Greater than 6 months	—	—	—	—
Non-investment grade	—	—	—	—
Not rated	—	—	—	—

Total fixed maturity securities	3	$7.7	$11.0	$(3.3)

Equity Securities
Investment grade	—	—	—	—
Non-investment grade, all 3 Months or less	1	$1.6	$2.5	$(0.9)
Not rated, all 4 through 6 months	1	2.3	3.4	(1.1)

Total equity securities	2	$3.9	$5.9	$(2.0)

Total fixed maturity securities and equity securities	5	$11.6	$16.9	$(5.3)

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Change From Prior Year
	2008	2007	Percent	Amount
Property and casualty	$320.2	$270.3	18.5%	$49.9
Annuity	0.4	0.9	-55.6%	(0.5)
Life	39.6	35.8	10.6%	3.8

Total	$360.2	$307.0	17.3%	$53.2

Property and casualty catastrophe losses, included above (1)	$64.0	$17.7	261.6%	$46.3

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended September 30,
	2008	2007
Incurred claims and claim expenses:
Claims occurring in the current year	$331.6	$285.1
Decrease in estimated reserves for claims occurring in prior years (2)	(11.4)	(14.8)

Total claims and claim expenses incurred	$320.2	$270.3

Property and casualty loss ratio:
Total	79.6%	67.7%
Effect of catastrophe costs, included above (1)	15.9%	4.4%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2008	2007
Three months ended
March 31	$5.4	$2.5
June 30	22.4	4.9
September 30	36.2	10.3

Total year-to-date	$64.0	$17.7

(2)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2008	2007
Three months ended
March 31	$(2.7)	$(5.5)
June 30	(2.4)	(5.6)
September 30	(6.3)	(3.7)

Total year-to-date	$(11.4)	$(14.8)

For the three months ended September 30, 2008, the Company’s benefits, claims and settlement expenses of $131.2 million increased 20.8%, or $22.6 million, compared to the same period in 2007. This increase was due to the $25.9 million increase in catastrophe losses primarily resulting from Hurricanes Gustav and Ike. The current quarter incurred amount for catastrophes also included approximately $5 million related to reserve development for catastrophe activity in the second quarter of 2008. Property and casualty claims in the current quarter also reflected an increase in non-catastrophe weather-related losses.

For the nine months ended September 30, 2008, the Company’s benefits, claims and settlement expenses increased compared to the prior year, including a significant increase in catastrophe losses — primarily from the third quarter hurricane losses and severe storm and tornado events in the second quarter, a smaller decrease in estimated reserves for property and casualty claims occurring in prior years, and unfavorable life mortality experience.

The current year-to-date favorable development of prior years’ property and casualty reserves of $11.4 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2007 loss reserve estimate, primarily driven by favorable voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior.

For the nine months ended September 30, 2008, the voluntary automobile loss ratio of 68.3% decreased by 1.2 percentage points compared to the same period a year earlier, including a 1.1 percentage point increase due to the higher level of catastrophe losses and a 0.9 percentage point decrease due to the higher level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 105.4% for the nine months ended September 30, 2008 increased 44.2 percentage points compared to a year earlier, including an increase of 33.5 percentage points due to the higher level of catastrophe costs and an increase of 6.4 percentage points due to the lower level of favorable development of prior years’ reserves recorded in 2008. In 2008, in addition to the significant increase in catastrophe losses incurred in the second and third quarters, late-winter storms in some sections of the U.S. and heavy thunderstorms and tornadoes across the Southern U.S. contributed to higher than average first quarter catastrophic losses for the Company as well as the industry. For the nine months, catastrophe costs represented 47.3 percentage points of the homeowners loss ratio for the current period compared to 13.8 percentage points for the prior year. Also for the nine months, the current period homeowners loss ratio reflected an increase in non-catastrophe weather-related losses due to the more severe weather in 2008.

For the annuity segment, benefits in the first nine months of 2008 decreased $0.5 million compared to prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.4 million at September 30, 2008, compared to less than $0.1 million at December 31, 2007 and $0.8 million at September 30, 2007.

For the life segment, benefits in the current nine months increased $3.8 million compared to a year earlier, primarily reflecting higher mortality costs.

Interest Credited to Policyholders

	Nine Months Ended September 30,		Change From Prior Year
	2008	2007	Percent	Amount
Annuity	$69.3	$67.2	3.1%	$2.1
Life	28.6	27.8	2.9%	0.8

Total	$97.9	$95.0	3.1%	$2.9

For the three months ended September 30, 2008, interest credited of $33.2 million increased 3.1%, or $1.0 million, compared to the same period in 2007, consistent with the percentage increase reflected for the nine months.

Compared to the first nine months of 2007, the current period increase in annuity segment interest credited reflected a 4.7% increase in average accumulated fixed deposits, partially offset by an 8 basis point decline in the average annual interest rate credited to 4.26%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the nine months ended September 30, 2008 and 2007 were 156 basis points and 141 basis points, respectively.

As of September 30, 2008, fixed annuity account values totaled $2.3 billion, including $2.0 billion of deferred annuities. Approximately 20% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 70% of account values had minimum guaranteed rates of 4.5% or greater. For $1.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 15 basis points compared to the first nine months of 2007, due to improvements in the Company’s investment portfolio yield and continued decreases in average interest crediting rates.

Operating Expenses

For the first nine months of 2008, operating expenses decreased 2.5%, or $2.5 million, compared to the prior year, with $1.3 million of the decline recorded in the third quarter. The current year declines, for both the three and nine months, were attributable primarily to reductions in incentive compensation accruals which were partially offset by the impact of increased strategic investments in distribution and technology initiatives. The property and casualty expense ratio of 23.7% for the nine months ended September 30, 2008 decreased 0.4 percentage point compared to the prior year, reflecting the items above and the Company’s overall expense control discipline.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the three months ended September 30, 2008, the combined amortization of policy acquisition expenses and intangible assets of $17.5 million decreased $2.1 million compared to the third quarter of 2007, primarily reflecting a decrease in the current quarter from the valuation of annuity deferred policy acquisition costs with the favorable impact of the investment losses recognized in the quarter more than offsetting the adverse impact of the financial markets on variable deposit fund performance. For the nine months ended September 30, 2008, the combined amortization of policy acquisition expenses and intangible assets was $60.1 million compared to $59.7 million recorded for the same period in the prior year, an increase of $0.4 million.

Amortized policy acquisition expenses were $56.0 million for the first nine months of 2008 compared to $55.7 million for the same period in 2007. The September 30, 2008 valuation of annuity deferred policy acquisition costs resulted in a year-to-date decrease in amortization of $0.1 million, as the favorable impact of investment losses recognized in the nine months more than offset the adverse impact of financial market performance, compared to a $0.2 million decrease in amortization from a similar valuation at September 30, 2007. For the life segment, the September 30, 2008 valuation of deferred policy acquisition costs resulted in a $0.1 million year-to-date decrease in amortization compared to no change for the 2007 valuation. The remaining increase in amortized policy acquisition costs was due to scheduled amortization of capitalized costs.

Amortization of intangible assets was $4.1 million for the nine months ended September 30, 2008 and $4.0 million for the same period in 2007. The September 30, 2008 valuation of Annuity VIF resulted in no change in amortization compared to a $0.1 million increase at September 30, 2007.

Income Tax Expense (Benefit)

The effective income tax rate on the Company’s pretax loss in the current year and income in the prior year, including net realized investment gains and losses, was 10.4% and 29.5% for the nine months ended September 30, 2008 and 2007, respectively. Income from investments in tax-advantaged securities benefited the effective tax rate 40.0 percentage points for the nine months ended September 30, 2008 and reduced the effective income tax rate 6.1 percentage points for the nine months ended September 30, 2007. While the income from tax-advantaged securities decreased somewhat compared to a year earlier, the reduced level of taxable income in the current period resulted in this having a greater impact on the effective tax rate for 2008. The current period income tax (benefit) rate reflected an increase of 14.7 percentage points due to the establishment of a valuation allowance against deferred tax assets related to realized and unrealized investment losses at September 30, 2008. (See also “Notes to Consolidated Financial Statements — Note 9 — Income Taxes”.) The change in the effective income tax rate, from a tax of 22.6% for the six months ended June 30, 2008 to the current tax benefit rate, favorably impacted the income tax benefit for the three months ended September 30, 2008.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2008, the Company had income tax returns for the 2002 through 2007 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax years 2002, 2004, 2005 and 2006. As of September 30, 2008, the IRS had proposed certain adjustments related to various deductions made in 2002, 2004, 2005 and 2006. Management is currently evaluating those proposed adjustments but does not anticipate the adjustments would result in a material change to the Company’s results of operations or financial position. The Company has recorded $5.6 million of uncertain tax position liabilities including interest related to all open tax years. Management believes that it is reasonably possible that uncertain tax position liabilities may decrease by approximately $3.4 million within the next 12 months as a result of the potential closing of the 2002, 2004, 2005 and 2006 tax years.

Net Income (Loss)

For the three months ended September 30, 2008, the Company had a net loss of $30.8 million, a decrease of $49.2 million compared to net income in the prior year, including a $37.2 million increase in after-tax net realized investment losses on securities and a $16.9 million increase in after-tax catastrophe costs. Consistent with industry experience, the current quarter reflected a significant level of hurricane and other weather-related catastrophe losses along with the continued adverse impacts of a challenging financial market environment and a slowing economy. The third quarter 2008 property and casualty segment net loss of $1.3 million was $11.7 million less than the prior year net income, reflecting a higher level of catastrophe losses partially offset by a higher amount of favorable prior years’ reserve development in the current period. Net income for the annuity segment increased $1.1 million compared to the third quarter of 2007, as current period improvements in the interest margin were partially offset by the adverse impact of the financial markets on the level of contract charges earned. For the third quarter of 2008, the valuation of annuity deferred policy acquisition costs had a net positive impact on earnings. Life segment net income for the quarter decreased $1.1 million, with growth in earned premiums and investment income more than offset by higher mortality costs.

For the nine months ended September 30, 2008, the Company’s net loss of $12.0 million represented a decrease of $76.8 million compared to net income reported for the prior year, including a $45.6 million reduction in after-tax realized investment gains and losses. Catastrophe costs increased $30.1 million after tax and non-catastrophe weather-related losses also increased compared to the prior year. In addition, results in the current nine months were negatively impacted by a reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 103.3% for the first nine months of 2008 compared to 91.8% for the same period in 2007. Annuity segment net income increased $0.7 million, or 5%, compared to the first nine months of 2007, as current period improvements in the interest margin were partially offset by the adverse impact of the financial market on the level of contract charges earned. Life segment net income decreased $0.5 million, or 4%, compared to a year earlier, reflecting growth in investment income offset by higher mortality costs.

Net income (loss) by segment and net income (loss) per share were as follows:

	Nine Months Ended September 30,		Change From Prior Year
	2008	2007	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$13.6	$45.1	-69.8%	$(31.5)
Annuity	14.4	13.7	5.1%	0.7
Life	12.2	12.7	-3.9%	(0.5)
Corporate and other (1)	(52.2)	(6.7)	N.M.	(45.5)

Net income (loss)	$(12.0)	$64.8	N.M.	$(76.8)

Effect of catastrophe costs, after tax, included above	$(41.6)	$(11.5)	261.7%	$(30.1)

Effect of realized investment gains (losses), after tax, included above	$(44.2)	$1.4	N.M.	$(45.6)

Diluted:
Net income (loss) per share	$(0.30)	$1.45	N.M.	$(1.75)

Weighted average number of shares and equivalent shares (in millions)	40.1	44.8	-10.5%	(4.7)
Property and casualty combined ratio:
Total	103.3%	91.8%	N.M.	11.5%
Effect of catastrophe costs, included above	15.9%	4.4%	N.M.	11.5%

N.M. – Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the current period, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period increase in net loss compared to the first nine months of 2007 was due to net realized investment losses, compared to net realized investment gains in the first nine months of 2007.

Return on shareholders’ equity based on net income (loss) was 1% and 14% for the trailing 12 months ended September 30, 2008 and 2007, respectively.

At the time of this Quarterly Report on Form 10-Q, management estimates that 2008 full year net income before realized investment gains and losses will be within a range of $1.10 to $1.25 per diluted share. This projection incorporates results for the first nine months of 2008 — which included a significant level of property and casualty weather-related catastrophe costs, as well as the adverse impact of financial markets performance — and assumes an average amount of property and casualty catastrophe losses for the last three months of the year and a relatively flat performance in the financial markets from September 30, 2008 levels. The revised estimate also anticipates $0.05 per share of expenses related to the Company’s second quarter 2008 decision to consolidate its property and casualty field claims offices. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2008 and 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2008, net cash provided by operating activities decreased compared to the same period in 2007, primarily reflecting an increase in the level of benefits/claims paid, including the impact of significant property and casualty catastrophe claims in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for the share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2008 without prior approval are approximately $93 million, of which $64.5 million was paid during the nine months ended September 30, 2008. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in both the three and nine months ended September 30, 2008. For the nine months ended September 30, 2008, receipts from annuity contracts decreased $20.5 million, or 7.9%, compared to the same period in the prior year. Annuity contract benefits and withdrawals decreased $22.9 million, or 15.5%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 92.7% and 93.3%, respectively, for the 12 month period ended September 30, 2008. Net transfers to variable annuity accumulated cash values decreased $55.7 million, or 51.8%, compared to the prior year.

During the first nine months of 2008, the Company repurchased 3,198,225 shares of its common stock, or 7.6% of the outstanding shares on December 31, 2007, at an aggregate cost of $54.3 million, or an average cost of $16.99 per share, under its stock repurchase programs, which are further described in “Notes to Consolidated Financial Statements — Note 5 — Share Repurchase Programs and Treasury Shares Held”. The repurchase of shares was financed through use of cash. As of June 30, 2008, the Company had completed its authorized share repurchase programs. See also “Liquidity and Financial Resources — Capital Resources”.

Contractual Obligations

The annual disclosure of the Company’s contractual obligations was provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources — Contractual Obligations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company’s contractual obligations at September 30, 2008 were not materially different than those at December 31, 2007. Discussion of the recent changes in the Company’s short-term debt obligations, including transactions that occurred subsequent to September 30, 2008, is included in “Capital Resources”. The table below identifies the future payments due on debt obligations that were outstanding as of October 2, 2008, including the borrowing under the Company’s Bank Credit Facility which occurred on October 2, 2008.

	Payments Due By Period As of October 2, 2008
	Total	Less Than 1 Year (2008)(1)	1 - 3 Years (2009 and 2010)	3 - 5 Years (2011 and 2012)	More Than 5 Years (2013 and beyond)
Short-Term Debt Obligations (2):
Bank Credit Facility (expires December 19, 2011)	$86.2	$—	$7.0	$79.2	$—
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	106.8	2.3	9.1	9.1	86.3
Senior Notes Due April 15, 2016	193.5	4.3	17.1	17.1	155.0

Total debt obligations	$386.5	$6.6	$33.2	$105.4	$241.3

(1)	October 1, 2008 through December 31, 2008.
(2)	Includes principal and interest.

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

The total capital of the Company was $661.3 million at September 30, 2008, including $199.5 million of long-term debt and no short-term debt outstanding. Total debt represented 24.4% of total capital excluding unrealized investment gains and losses (30.2% including unrealized investment gains and losses) at September 30, 2008, which was below the Company’s long-term target of 25%.

Shareholders’ equity was $461.8 million at September 30, 2008, including a net unrealized loss in the Company’s investment portfolio of $156.2 million after taxes and the related impact on deferred policy acquisition costs and the value of acquired insurance in force associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $502.7 million and $12.87, respectively, at September 30, 2008. Book value per share was $11.82 at September 30, 2008 ($15.82 excluding investment fair value adjustments).

Additional information regarding the net unrealized loss in the Company’s investment portfolio at September 30, 2008 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Net Realized Investment Gains and Losses”.

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

As of September 30, 2008, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2008, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 4 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2008, the Company had no balance outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate. The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at September 30, 2008.

On October 2, 2008, the Company borrowed $75.0 million under its existing $125.0 million Bank Credit Facility. Interest accrues at the London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 4.7%, from October 2, 2008 through January 2, 2009 at which point the interest rate will be subject to change based on the then current LIBOR. In light of the recent illiquidity in the credit markets, the Company elected to make this borrowing at the holding company on October 2, 2008 to provide flexibility for future capital needs, including capital contributions to the Company’s insurance subsidiaries, if necessary, to maintain capital and operating ratios at a level consistent with the insurance subsidiaries’ financial strength ratings as of September 30, 2008. As of the date of this Quarterly Report on Form 10-Q, no capital contributions had been made to the insurance subsidiaries.

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

Total shareholder dividends were $12.9 million for the nine months ended September 30, 2008. In March, May and September 2008, the Board of Directors announced regular quarterly dividends of $0.105 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. As previously disclosed, through June 1, 2008, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $14.7 million up to $87.2 million with the FHCF. The FHCF contract is a one-year contract. Effective June 1, 2008, the new contract with the FHCF reinsures 90% of hurricane losses in Florida above an estimated retention of $15.1 million up to $84.9 million, based on the FHCF’s financial resources. These limits reflect the Company’s purchase of both mandatory coverage and the Temporary Increase in Coverage Limit (“TICL”) option and resulted in changes to attachment points under the Company’s primary reinsurance contract for hurricane losses occurring in Florida. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses.

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

Assigned ratings as of October 31, 2008 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. On October 9, 2008, S&P affirmed the Company’s ratings and revised its outlook for those ratings from stable to negative citing the relatively high catastrophe frequency in the property and casualty industry, as well as general credit and equity market deterioration. On September 17, 2008, Moody’s affirmed the Company’s ratings and the outlook for those ratings. Assigned ratings as of October 31, 2008 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of October 31, 2008
S&P (1)	A(negative)	BBB(negative)
Moody’s (1)	A3(stable)	Baa3(stable)
A.M. Best	A-(stable)	bbb-(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

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

Other Matters

Proposal for Federal Regulation Option

In March 2008, the United States Treasury Department issued a report, “Blueprint for Financial Regulatory Reform”, including recommendations to improve regulatory oversight of the financial services sector. The report includes a proposal that would establish a federal insurance regulatory structure and allow individual insurance companies the option of obtaining a federal charter, similar to the current dual-chartering system for banking. Congress also has pending proposals regarding optional federal chartering of insurance companies and other various insurance-related matters which have been subject to congressional hearings in 2008. Management will continue to monitor these proposals and the potential impact on the Company, insurers of similar size and the insurance industry as a whole.

Other

Ariel Capital Management, LLC, HMEC’s largest shareholder with 15.3% of the common shares outstanding per their SEC filing on Schedule 13G as of June 30, 2008, is the investment adviser for two of the mutual funds under the Company’s variable annuity contracts.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” contained in this Quarterly Report on Form 10-Q.

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2008 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2008 which has not been filed with the SEC.

Item 6: Exhibits

Exhibit No.		Description

(a)	The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

	(10)	Material contracts:

		10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

		10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

		10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

		10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

		10.15*	Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

		10.15(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	(11)	Statement re computation of per share earnings.

	(15)	KPMG LLP letter regarding unaudited interim financial information.

	(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

		32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

	(99.1)	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date November 7, 2008	/s/ Louis G. Lower II
Louis G. Lower II
President and Chief Executive Officer

Date November 7, 2008	/s/ Peter H. Heckman
Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date November 7, 2008	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2008

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description

(10)	Material contracts:

	10.12*	Severance Agreements between HMEC and certain officers of HMEC, incorporated by reference to Exhibit 10.7 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.12(a)*	Revised Schedule to Severance Agreements between HMEC and certain officers of HMEC.

	10.13*	Change in Control Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005.

	10.13(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.15*	Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.15(a)*	Schedule to Change in Control Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

(11)	Statement re computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99.1)	Glossary of Selected Terms.