Form 10-K
period 2008-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2009-03-02
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2008, was $547.6 million.

As of February 19, 2009, 39,164,537 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2008

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

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty (primarily private passenger automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance in the United States of America (“U.S.”). HMEC’s principal insurance subsidiaries are Horace Mann Life Insurance Company (“HMLIC”), Horace Mann Insurance Company (“HMIC”) and Teachers Insurance Company (“TIC”), each of which is an Illinois corporation; Horace Mann Property & Casualty Insurance Company (“HMPCIC”), a California corporation; and Horace Mann Lloyds (“HM Lloyds”), an insurance company domiciled in Texas.

The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families. The Company’s nearly one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market.

Horace Mann markets and services its products primarily through a dedicated sales force of full-time agents trained to sell the Company’s multiline products. These agents sell Horace Mann’s products and limited additional third-party vendor products authorized by the Company. Some of these agents are former educators or individuals with close ties to the educational community who utilize their contacts within, and knowledge of, the target market. Compensation for agents includes an incentive element based upon the profitability of the business they write. This dedicated agent sales force is supplemented by an independent agent distribution channel for the Company’s annuity products.

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2008 were $960.1 million and net income was $10.9 million. The Company’s total assets were $5.5 billion at December 31, 2008. The property and casualty segment accounted for 57% of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2008; the annuity and life insurance segments together accounted for 43% of insurance premiums written and contract deposits for the year ended December 31, 2008 (32% and 11%, respectively).

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,500 school districts in the U.S.

The Company’s investment portfolio had an aggregate fair value of $3.9 billion at December 31, 2008. Investments consist principally of investment grade, publicly traded fixed income securities.

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

Louis G. Lower II, Chief Executive Officer of HMEC, timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) on May 30, 2008 without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2007, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2008 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$658.5	$654.3	$653.9	$664.9	$674.7
Net investment income	230.3	223.8	209.0	194.6	191.4
Realized investment gains (losses)	(63.9)	(3.4)	10.9	9.8	12.2
Total revenues	834.8	887.0	885.8	880.2	883.2
Amortization of intangible assets (1)	5.3	5.4	6.1	5.1	6.0
Interest expense	14.5	14.1	13.1	8.9	6.8
Income before income taxes	0.2	117.1	140.3	94.0	69.7
Net income (2)	10.9	82.8	98.7	77.3	56.3
Ratio of earnings to fixed charges (3)	1.0x	1.8x	2.0x	1.8x	1.6x
Per Share Data (4):
Net income per share:
Basic	$0.27	$1.92	$2.29	$1.80	$1.32
Diluted	$0.27	$1.86	$2.19	$1.67	$1.25
Shares of Common Stock (in millions):
Weighted average - basic	39.8	43.1	43.0	42.9	42.8
Weighted average - diluted	40.6	44.6	45.8	47.9	47.3
Ending outstanding	39.1	42.2	43.1	43.0	42.8
Cash dividends per share	$0.3675	$0.42	$0.42	$0.42	$0.42
Book value per share	$11.49	$16.41	$15.25	$13.51	$13.45
Balance Sheet Data, at Year End:
Total investments	$3,901.8	$4,180.3	$4,302.2	$3,996.5	$3,657.2
Total assets	5,507.7	6,259.3	6,329.7	5,840.6	5,371.9
Total policy liabilities	3,563.2	3,383.3	3,301.4	3,172.1	3,010.6
Short-term debt	38.0	—	—	—	25.0
Long-term debt	199.5	199.5	232.0	190.9	144.7
Total shareholders’ equity	448.8	693.3	657.1	580.6	576.2
Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$545.9	$535.2	$539.8	$546.9	$562.3
Annuity	311.7	337.1	325.7	320.1	327.0
Life	102.5	102.4	103.9	105.6	109.1
Total	960.1	974.7	969.4	972.6	998.4
Net income (loss)
Property and casualty	$28.1	$61.2	$74.3	$45.0	$27.6
Annuity	17.3	17.6	13.2	15.1	12.6
Life	16.4	17.3	14.5	13.4	14.8
Corporate and other (6)	(50.9)	(13.3)	(3.3)	3.8	1.3
Total	10.9	82.8	98.7	77.3	56.3

(1)	Amortization of intangible assets is comprised of amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company.

(2)	In 2008, the Company’s federal income tax expense reflected a reduction of $4.2 million from the closing of tax years 2002, 2004, 2005 and 2006 with favorable resolution of the contingent tax liabilities related to those prior year taxes. For similar reasons, in 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million from the closing of tax years 1996 through 2001.

(3)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes or benefits and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on interest-sensitive contracts.

(4)	Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company’s common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and restricted stock units. The Company’s Senior Convertible Notes, which were issued in May 2002, were considered potentially dilutive securities and were included in the calculation of diluted earnings per share, to the extent dilutive, per Emerging Issues Task Force (“EITF”) issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”. In May 2007, the Company redeemed all remaining Senior Convertible Notes.

(5)	Information regarding assets by segment at December 31, 2008, 2007 and 2006 is contained in “Notes to Consolidated Financial Statements — Note 13 — Segment Information” listed on page F-1 of this report.

(6)	The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, debt retirement costs and gains and certain public company expenses.

Corporate Strategy and Marketing

The Horace Mann Value Proposition

The Horace Mann Value Proposition articulates the Company’s overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

Target Market

Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market. The Company’s target market consists primarily of K-12 teachers, administrators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 6.1 million teachers, school administrators and education support personnel in public schools in the U.S.; approximately 3.1 million of these individuals are elementary and secondary teachers.

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of full-time agents trained to sell the Company’s multiline products. As of December 31, 2008, the Company had 670 agents, approximately 80% of which are licensed by the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, Inc. (“NASD”), to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model (“ABM”), with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. The first Agency Business School (“ABS”) session was conducted in October 2006, beginning the formal roll-out of this model. As of December 31, 2008, 245 of the agents at year-end and all field sales management except those hired in recent months, have completed this training. At the time of this Annual Report on Form 10-K, management anticipates conducting additional schools in 2009 and beyond for those agents who meet the Company’s qualifications and demonstrate they are able to successfully migrate into the ABM model. On an ongoing basis, the Company will also provide follow-up training and support to those agents who have completed the school, to further embed repeatable processes and fully maximize the potential of ABM. Property and casualty initiatives to support that transition and drive business growth include the Company’s Educator Segmentation Model — a more precise approach to pricing automobile and homeowners business — and its Product Management Organization — focused on localized approaches to pricing, underwriting and marketing. Also, the Company is developing a new property and casualty policy administration system with an automated point-of-sale front end. Annuity and life initiatives to support the transition to ABM included the roll out of additional Horace Mann manufactured and branded products, as described in “Annuity Segment” and “Life Segment”.

Building on the foundation of ABM, in the fourth quarter of 2008 the Company introduced its Exclusive Agent (“EA”) agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. These independent contractors will be under contract and trained to market only the Company’s multiline products and limited additional third-party vendor products authorized by the Company. By January 1, 2009, the first 71 individuals migrated from being employee agents to functioning as independent Exclusive Agents. Going forward, the EA agreement will be offered not only to qualified employee agents, but also to individuals just starting their association with Horace Mann. Management expects that all future agent recruits will be under the EA agreement or will be contractually converted to the EA agreement within a specified period of time.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll reduction slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company’s agency force in under-penetrated areas. At December 31, 2008, there were 1,108 independent agents approved to market the Company’s annuity products throughout the U.S. During 2008, collected contract deposits from this distribution channel were approximately $34 million.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2008, based on direct insurance premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were Florida, 6.9%; Illinois, 6.9%; California, 6.8%; North Carolina, 6.7%; and Minnesota, 5.2%.

HMEC’s property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2008:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
Florida	$53.0	9.4%
California	49.5	8.8
North Carolina	39.6	7.1
Minnesota	36.7	6.6
Texas	32.3	5.8
Louisiana	29.7	5.3
South Carolina	25.4	4.5
Pennsylvania	23.7	4.2
Georgia	17.8	3.2
Maine	16.8	3.0

Total of top ten states	324.5	57.9
All other areas	236.0	42.1

Total direct premiums	$560.5	100.0%

(1)	Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2008:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
Illinois	$55.5	13.2%
Virginia	26.6	6.3
North Carolina	25.8	6.2
South Carolina	23.4	5.6
Pennsylvania	21.9	5.2
California	17.2	4.1
Texas	16.8	4.0
Tennessee	16.3	3.9
Florida	15.1	3.6
Indiana	14.9	3.5

Total of top ten states	233.5	55.6
All other areas	186.6	44.4

Total direct premiums	$420.1	100.0%

(1)	Defined as collected premiums before reinsurance and is determined under statutory accounting principles.

National, State and Local Education Associations

The Company has had a long relationship with the National Education Association (“NEA”), the nation’s largest confederation of state and local teachers’ associations, and many of the state and local education associations affiliated with the NEA. The NEA has approximately 3.2 million members. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management at least annually. The NEA and its affiliated state and local associations sponsor various insurance products and services of the Company and its competitors. The Company does not pay the NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for certain special functions and advertising that appears in NEA and state education association publications.

The Company also has established relationships with a number of other educator groups, such as school administrator and principal associations, throughout the U.S. The Company does not pay these other educator groups any consideration in exchange for sponsorship of Company products. The Company does pay for certain special functions and advertising that appears in publications of these organizations.

Property and Casualty Segment

The property and casualty segment represented 57% of the Company’s total insurance premiums written and contract deposits in 2008.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2008 represented 39% of the Company’s total insurance premiums written and contract deposits and 67% of property and casualty net written premiums. As of December 31, 2008, the Company had approximately 535,000 voluntary automobile policies in force with annual premiums of approximately $367 million. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2008, homeowners insurance represented 18% of the Company’s total insurance premiums written and contract deposits and 32% of property and casualty net written premiums. As of December 31, 2008, the Company had approximately 263,000 homeowners policies in force with annual premiums of approximately $190 million. The Company insures primarily residential homes.

Through 2006, educator excess professional liability insurance represented less than 1% of the Company’s total insurance premiums written and contract deposits and less than 2% of property and casualty written premiums. The NEA’s contract to purchase this insurance from the Company expired in August 2007. The Company’s underwriting results from educator excess professional liability insurance had generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment.

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

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2008	2007	2006
Operations Data:
Insurance premiums written	$545.9	$535.2	$539.8
Insurance premiums earned	541.1	535.1	537.7
Net investment income	35.7	38.0	35.3
Income before income taxes	33.7	84.7	104.8
Net income	28.1	61.2	74.3
Catastrophe costs, pretax (1)	73.9	23.6	19.8
Operating Statistics:
Loss and loss adjustment expense ratio	76.9%	67.4%	63.3%
Expense ratio	23.8%	24.5%	24.3%
Combined loss and expense ratio	100.7%	91.9%	87.6%
Effect of catastrophe costs on the combined ratio (1)	13.7%	4.4%	3.6%
Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$367.8	$365.3	$368.0
Homeowners	174.4	165.3	158.6
Total	542.2	530.6	526.6
Insurance premiums earned
Automobile	365.5	364.6	368.5
Homeowners	172.3	160.5	156.5
Total	537.8	525.1	525.0
Policies in force (in thousands)
Automobile	535	535	533
Homeowners	263	266	266
Total	798	801	799

(1)	These measures are used by the Company’s management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statements of Operations and require inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company’s management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company’s periodic results of operations.

•	Catastrophe costs—The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.

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

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2008 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2008	$73.9	$25,200.0
2007	23.6	6,700.0
2006	19.8	9,200.0
2005	69.2	62,300.0
2004	75.5	27,500.0
2003	33.2	12,900.0
2002	11.9	5,900.0
2001	11.2	26,500.0
2000	16.2	4,600.0
1999	19.6	8,300.0

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2008 -	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.
2007 -	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.
2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.
2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.
2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.
2002 -	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
2001 -	$3.7 million, June Midwest wind/hail/tornadoes; $2.3 million, April tornadoes; $2.2 million, Tropical Storm Allison.
2000 -	$5.0 million, May tornadoes; $2.7 million, December winter storms.
1999 -	$5.4 million, Hurricane Floyd; $3.1 million, May tornadoes primarily in Oklahoma.

(2)	Source: ISO news release dated January 20, 2009. These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption, terrorism, workers compensation and additional living expenses and exclude all loss adjustment expenses and are before federal income tax benefits.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses (1)

(Dollars in millions)

	Year Ended December 31,
	2008	2007	2006
Claims and claim expense incurred (2)	$416.1	$360.4	$340.6
Amount attributable to catastrophes	73.9	23.6	19.2

Excluding catastrophes (2)	$342.2	$336.8	$321.4

Claims and claim expense payments	$423.5	$365.5	$356.3
Amount attributable to catastrophes	65.7	22.3	12.1

Excluding catastrophes	$357.8	$343.2	$344.2

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.

(2)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.

Property and Casualty Reserves

Property and casualty unpaid claims and claim settlement expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best reserve estimate as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves, the risk factors involved and reserve development recorded in each of the three years ended December 31, 2008, see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Liabilities for Property and Casualty Claims and Claim Settlement Expenses”.

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

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2008	2007	2006
Gross reserves, beginning of year (1)	$306.2	$317.8	$342.7
Less reinsurance recoverables	15.9	22.4	31.6

Net reserves, beginning of year (2)	290.3	295.4	311.1

Incurred claims and claim expenses:
Claims occurring in the current year	434.2	380.4	359.8
Decrease in estimated reserves for claims occurring in prior years (3)	(18.1)	(20.0)	(19.2)

Total claims and claim expenses incurred (4)	416.1	360.4	340.6

Claims and claim expense payments for claims occurring during:
Current year	289.3	236.2	221.0
Prior years	134.1	129.3	135.3

Total claims and claim expense payments	423.4	365.5	356.3

Net reserves, end of year (2)	283.0	290.3	295.4
Plus reinsurance recoverables	14.8	15.9	22.4

Reported gross reserves, end of year (1)	$297.8	$306.2	$317.8

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $13.4 million, $9.2 million, $8.9 million and $8.1 million at December 31, 2008, 2007, 2006 and 2005, respectively, in addition to property and casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.

(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2008, 2007 and 2006, see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity and group accident and health amounts of $55.4 million, $48.1 million and $48.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, in addition to the property and casualty amounts.

The claim reserve development table below illustrates the change over time in the Net Reserves (defined in footnote 2 to the table above) established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts of claims for which settlements have been made in cash as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company’s learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2007 to be $150 thousand was first reserved in 1998 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1998-2006 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
Gross reserves for property and casualty claims and claim expenses	$275.6	$271.2	$272.1	$275.7	$275.7	$304.3	$335.0	$342.7	$317.8	$306.2	$297.8
Deduct: Reinsurance recoverables	55.9	64.4	49.1	34.1	44.7	20.6	25.7	31.6	22.4	15.9	14.8

Net Reserves for property and casualty claims and claim expenses (1)	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0
Paid cumulative as of:
One year later	129.3	135.9	139.0	153.4	160.4	145.2	143.9	138.3	129.8	134.1
Two years later	185.7	191.6	202.6	226.0	222.3	209.5	202.5	196.5	184.1
Three years later	215.4	225.4	243.3	258.4	258.6	244.1	236.6	225.0
Four years later	232.1	246.9	256.1	276.3	278.7	264.1	252.7
Five years later	243.3	252.7	264.1	286.5	291.4	272.4
Six years later	245.1	257.6	268.6	294.2	296.1
Seven years later	249.0	259.8	273.6	296.9
Eight years later	249.6	264.1	275.4
Nine years later	252.2	265.0
Ten years later	252.7
Net Reserves reestimated as of (1):
End of year	219.7	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0
One year later	215.1	229.5	239.5	265.6	287.3	287.5	296.2	291.8	275.4	272.2
Two years later	237.9	248.3	260.5	294.7	297.1	283.1	282.7	279.7	262.1
Three years later	245.4	256.0	277.0	301.3	297.9	283.5	278.2	270.2
Four years later	248.0	266.9	280.2	298.5	301.8	281.3	272.8
Five years later	254.7	269.3	277.9	301.8	300.6	280.6
Six years later	257.8	268.1	279.9	299.4	300.2
Seven years later	257.1	269.2	276.6	299.0
Eight years later	257.8	265.9	276.3
Nine years later	253.1	265.6
Ten years later	253.1
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$(33.4)	$(58.8)	$(53.3)	$(57.4)	$(69.2)	$3.1	$36.5	$40.9	$33.3	$18.1
Percent	-15.2%	-28.4%	-23.9%	-23.8%	-30.0%	1.1%	11.8%	13.1%	11.3%	6.2%
Gross reestimated liability - latest	$303.4	$317.5	$330.3	$356.9	$363.6	$325.6	$323.5	$333.8	$291.2	$292.4
Reestimated reinsurance recoverables - latest	50.3	51.9	54.0	57.9	63.4	45.0	50.7	63.6	29.1	20.2

Net Reserve reestimated - latest (1)	$253.1	$265.6	$276.3	$299.0	$300.2	$280.6	$272.8	$270.2	$262.1	$272.2
Gross cumulative excess (deficiency) (2)	$(27.8)	$(46.3)	$(58.2)	$(81.2)	$(87.9)	$(21.3)	$11.5	$8.9	$26.6	$13.8

(1)	Reserves net of anticipated reinsurance recoverables (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.

(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does make the assuming reinsurer liable to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2008 were insignificant.

Through 2008, the Company maintained catastrophe excess of loss reinsurance coverage. The excess of loss coverage consisted of three contracts in addition to coverage with the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $150.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, and $60.0 million excess of $90.0 million. The second excess of loss contract (“second event”) provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $10.0 million of losses above $15.0 million per occurrence. The third excess of loss contract (“third event”) provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $10.0 million of losses above $15.0 million per occurrence and less than $25.0 million per occurrence, and after the second excess of loss contract described above was exhausted. Neither the second nor the third excess of loss contract provided for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $13.8 million up to $77.8 million with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2008. The Company’s FHCF coverage reflects the acquisition of additional coverage made available to the industry by the FHCF for the 2008-2009 contract period which resulted in changes to attachment points under the Company’s primary reinsurance contract. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses.

Effective January 1, 2009, the Company purchased catastrophe excess of loss coverage. The excess of loss coverage consists of three contracts in addition to the FHCF. The primary contract (“first event”) provides 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $170.0 million per occurrence. This contract consists of four layers, each of which provide for one mandatory reinstatement unless noted otherwise. The layers are $25.0 million excess of $25.0 million (82.5% provides for one mandatory reinstatement), $40.0 million excess of $50.0 million (92.25% provides for one mandatory reinstatement), $60.0 million excess of $90.0 million, and $20.0 million excess of $150.0 million. The second excess of loss contract (“second event”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $10.0 million of losses above $15.0 million per occurrence. The third excess of loss contract (“third event”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $10.0 million of losses above $15.0 million per occurrence and less than $25.0 million per occurrence, and after the second excess of loss contract described above is exhausted. Neither the second nor the third excess of loss contract provide for a reinstatement. The FHCF limits described above continue through June 1, 2009, at which time a new annual contract may begin.

The Company has not joined the California Earthquake Authority (“CEA”). The Company’s exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from the Company’s own policies and from what it would be with participation in the CEA, management believes it is in the Company’s best economic interest to offer earthquake coverage directly to its homeowners policyholders.

For liability coverages, in 2008 the Company reinsured each loss above a retention of $700,000 up to $20.0 million. For property coverages in 2008, the Company reinsured each loss above a retention of $750,000 up to $2.5 million, including catastrophe losses that in the aggregate were less than the retention levels above. Effective January 1, 2009, the retention for liability coverages remains $700,000 and the retention for property coverages remains $750,000, with no change to the maximum limits.

The following table identifies the Company’s most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2009. No other single reinsurer’s percentage participation in 2009 or 2008 exceeds 5%. For 2008, the Company’s catastrophe second event and third event excess of loss reinsurance was each provided by four reinsurers, although not the same four for both contracts, all rated A- or above by A.M. Best. For 2009, the Company’s catastrophe second event and third event excess of loss reinsurance is provided by four reinsurers, all rated A- or above by A.M. Best.

Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best Rating	S&P Rating	Reinsurer	Parent	Participation
				2009	2008
A+	AA	Tokio Millennium Re Ltd.	Tokio Marine Holdings, Inc.	24%	17%
A-	NR	Flagstone Reassurance Suisse SA	Flagstone Reinsurance Holdings Limited	11%	12%
A	A+	AXIS Specialty Limited	AXIS Capital Holdings Limited	10%	8%
A+	A+	Swiss Reinsurance America Corporation	Swiss Reinsurance Company, Zurich	6%	8%
A	A	Aspen Insurance Limited	Aspen Insurance Holdings Limited	6%	6%
A-	A-	Paris Re, France	Paris Re Holdings, Limited	6%	6%
A	A+	Transatlantic Reinsurance Company	American International Group, Inc.	5%	*

*	Less than 5%
NR	Not rated.

For 2009, property catastrophe reinsurers representing 100% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best.

Annuity Segment

Beginning in 1961, educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code. This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to a qualified retirement plan. (Also see “Regulation — Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,500 school districts in the U.S. Approximately 66% of the Company’s new annuity contract deposits in 2008 were for 403(b) tax-qualified annuities; approximately 73% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2008, annuities represented 32% of the Company’s total insurance premiums written and contract deposits.

The Company markets tax-qualified annuities utilizing both fixed account only and combination contracts. The combination contract allows the contractholder to allocate funds to both fixed and variable alternatives. Under the fixed account option, both the principal and a rate of return are guaranteed. Contractholders of this product can change at any time their allocation of deposits between the guaranteed interest rate fixed account and available variable investment options. In general, the policyholder bears the investment risk related to funds allocated to variable investment options. Variable annuity contracts with a guaranteed minimum death benefit (“GMDB”) provide a benefit if the annuitant dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB because approximately 27% of contract values have no guarantee; approximately 67% have only a return of premium guarantee; and only 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%.

In 2006, the Company introduced new Horace Mann manufactured and branded annuity products. The Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed in partnership with Wilshire Associates, the Company’s funds advisor, GPA provides educators the opportunity to invest with fund families such as T. Rowe Price, Fidelity, Alliance, Davis, Ariel Capital Management and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the investment mix that matches their personal risk tolerance and retirement goals. Expanding Horizon is a fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement. Also in 2006, the Company added additional investment options to its variable annuity products. This included lifecycle funds, with assets allocated among multiple investment classes within each fund based on its specific target date.

In August 2007, the Company completed development of group variable and fixed annuity products that allow greater flexibility in customizing 403(b) annuity programs to meet the needs of its school district partners. The first sales of these new group annuity products occurred in January 2008.

As of December 31, 2008, the Company’s 56 variable account options included funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JPMorgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Rainier, Davis, Credit Suisse, BlackRock, Goldman Sachs, Dreyfus, Franklin Templeton, Ariel, Wells Fargo, Royce, Lord Abbett, Putnam and Delaware, offering the Company’s customers multiple investment options to address their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2008 was $3.3 billion.

To assist agents in delivering the Value Proposition, the Company has entered into a third-party vendor agreement with American Funds Distributors, Inc. (“AFD”) to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can also offer a 529 college savings program and Coverdell Education Savings Accounts through this marketing alliance. The Company has also expanded its product offerings to include fixed indexed annuities and single premium immediate annuities through additional marketing alliances. These third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2008	2007	2006
Operations Data:
Contract deposits:
Variable	$134.4	$149.9	$138.5
Fixed	177.3	187.2	187.2
Total	311.7	337.1	325.7
Contract charges earned	17.7	21.8	19.7
Net investment income	136.2	128.9	119.9
Net interest margin (without realized investment gains and losses)	42.7	38.9	33.4
Income before income taxes	20.6	25.9	17.9
Net income	17.3	17.6	13.2
Operating Statistics:
Fixed:
Accumulated value	$2,297.1	$2,151.9	$2,085.5
Accumulated value persistency	93.5%	91.6%	93.7%
Variable:
Accumulated value	$965.2	$1,562.2	$1,494.6
Accumulated value persistency	93.2%	90.9%	91.5%
Number of contracts in force	171,055	166,980	164,842
Average accumulated cash value (in dollars)	$19,072	$22,243	$21,719
Average annual deposit by contractholders (in dollars)	$2,390	$2,427	$2,474
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	7,994	9,578	8,634
Amount	$258.0	$345.0	$274.8
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$766.4	$700.1	$682.4
Greater than 0% but less than 5%	170.6	157.4	133.0
5% and greater but less than 10%	1,225.9	1,165.2	1,147.7
10% and greater	21.1	15.6	11.5
Supplementary contracts with life contingencies not subject to discretionary withdrawal	113.1	113.6	110.9

Total	$2,297.1	$2,151.9	$2,085.5

Life Segment

The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 2006, the Company introduced new Horace Mann manufactured and branded products to better address the financial planning needs of educators. Also in 2006, the Company introduced Life by Design, a new portfolio of life insurance products. The Life by Design portfolio features new individual and joint whole life, and individual and joint term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. After December 31, 2006, the Company no longer issues new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company’s traditional term, whole life and group life business in force consists of approximately 150,000 policies, representing approximately $9.0 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $43.4 million as of December 31, 2008. In addition, the Company also had in force approximately 71,000 Experience Life policies, representing approximately $4.7 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $56.2 million.

In 2008, the life segment represented 11% of the Company’s total insurance premiums written and contract deposits, including less than 1 percentage point attributable to the Company’s group life and group disability income business.

During 2008, the average face amount of ordinary life insurance policies issued by the Company was $164,242 and the average face amount of all ordinary life insurance policies in force at December 31, 2008 was $73,331.

The maximum individual life insurance risk retained by the Company is $200,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. With the exception of one reinsurer that provided immaterial amounts of reinsurance coverage, the excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1 million up to $15 million per occurrence, with one reinstatement. In 2008 and 2009, the Company’s catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

The Company has programs to offer long-term care policies, variable universal life policies and fixed interest rate universal life insurance with three third-party vendors underwriting such insurance. Under these programs, the third-party vendors underwrite and bear the risk of these insurance policies and the Company receives a commission on the sale of that business.

Selected Historical Financial Information For Life Segment

The following table sets forth certain information with respect to the Company’s life products for the periods indicated.

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2008	2007	2006
Operations Data:
Insurance premiums and contract deposits	$102.5	$102.4	$103.9
Insurance premiums and contract charges earned	99.7	97.4	96.5
Net investment income	59.3	57.0	53.4
Income before income taxes	25.6	26.6	22.3
Net income	16.4	17.3	14.5
Operating Statistics:
Life insurance in force:
Ordinary life	$12,293	$12,093	$11,862
Group life	1,379	1,484	1,538

Total	$13,672	$13,577	$13,400

Number of policies in force:
Ordinary life	167,637	170,388	173,443
Group life	53,717	56,114	58,866

Total	221,354	226,502	232,309

Average face amount in force (in dollars):
Ordinary life	$73,331	$70,973	$68,391
Group life	25,672	26,446	26,127
Total	61,765	59,942	57,682
Lapse ratio (ordinary life insurance in force)	5.4%	5.8%	5.7%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$618.7	$659.4	$669.8
Number of policies	5,429	5,690	6,278
Amount of death claims opened	$38.6	$34.8	$35.5
Number of death claims opened	1,330	1,344	1,305

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

The market for tax-deferred annuity products will likely continue to be impacted by the new Internal Revenue Service Section 403(b) regulations, which make the 403(b) market more similar to the 401(k) market than it has been in the past. While this may drive some competitors out of this market, it may make the 403(b) market more attractive to some of the larger 401(k) providers, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded as a charge to the results of operations and a new cost basis is established. At December 31, 2008, fixed income securities represented 89.3% of the Company’s total investment portfolio, at fair value. Of the fixed income investment portfolio, 96.1% was investment grade and nearly 100% was publicly traded. At December 31, 2008, the average quality and average option-adjusted duration of the total fixed income portfolio were AA- and 5.9 years, respectively. At December 31, 2008, investments in non-investment grade fixed income securities represented 3.5% of the total investment portfolio, at fair value. There are no significant investments in mortgage loans, real estate, foreign securities, privately placed securities, or common stocks. As of December 31, 2008 and as of the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended and no securities are on loan.

The Company has separate investment strategies and guidelines for its property and casualty, annuity and life assets, which recognize different characteristics of the associated insurance liabilities, as well as different tax and regulatory environments. The Company manages interest rate exposure for its portfolios through asset/liability management techniques which attempt to coordinate the duration of the assets with the duration of the insurance policy liabilities. Duration of assets and liabilities will generally differ only because of opportunities to significantly increase yields or because policy values are not interest-sensitive, as is the case in the property and casualty segment.

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

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2008:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value
		Carrying Value
			Life and Annuity	Property and Casualty	Amortized Cost
		Total
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. government and agency obligations (1):
Mortgage-backed securities	21.8%	$849.5	$814.9	$34.6	$828.8
Other	3.6	139.0	126.3	12.7	134.2
Investment grade corporate and public utility bonds	37.4	1,461.4	1,400.2	61.2	1,600.6
Municipal bonds	12.6	493.4	49.4	444.0	507.5
Other mortgage-backed securities	9.1	353.5	346.7	6.8	472.2
Non-investment grade corporate and public utility bonds (2)	3.4	134.1	88.0	46.1	175.4
Foreign government bonds	0.4	14.9	13.7	1.2	14.4
Investment grade redeemable preferred stock	1.0	39.4	37.4	2.0	54.7
Non-investment grade redeemable preferred stocks (2)	—	—	—	—	—
Equity securities:
Investment grade non-redeemable preferred stocks	1.5	57.4	34.9	22.5	81.4
Non-investment grade non-redeemable preferred stocks (2)	—	1.9	1.5	0.4	2.4
Common stocks	0.1	2.3	1.9	0.4	2.4
Short-term investments (3)	6.3	245.6	154.0	91.6	245.6
Short-term investments, loaned securities collateral (3)	—	—	—	—	—

Total publicly traded securities	97.2	3,792.4	3,068.9	723.5	4,119.6

Other Investments:
Private placements, investment grade (4)	—	—	—	—	—
Private placements, non-investment grade (2) (4)	—	0.1	0.1	—	0.1
Mortgage loans (5)	0.1	2.8	2.8	—	2.8
Policy loans	2.7	106.5	106.5	—	106.5

Total other investments	2.8	109.4	109.4	—	109.4

Total investments (6)	100.0%	$3,901.8	$3,178.3	$723.5	$4,229.0

(1)	Includes $174.8 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $813.7 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. government.

(2)	A non-investment grade rating is assigned to a security when it is acquired, primarily on the basis of the Standard & Poor’s Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody’s Investors Service, Inc. (“Moody’s”) rating for such security, or if there is no S&P or Moody’s rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.

(3)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $244.6 million in money market funds rated “AAA” and $1.1 million of short-term corporate bonds maturing during 2009. As of December 31, 2008 and the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended.

(4)	Fair values for private placements are estimated by the Company with the assistance of its investment advisors.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.

(6)	Approximately 9% of the Company’s investment portfolio, having a carrying value of $335.6 million as of December 31, 2008, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2008, municipal bonds represented $305.2 million carrying value. Of the securities with credit support, 42% have the highest investment grade rating.

Fixed Maturity Securities and Equity Securities

The following table sets forth the composition of the Company’s fixed maturity securities and equity securities portfolios by rating as of December 31, 2008:

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Total Carrying Value	Carrying Value	Amortized Cost
Fixed maturity securities
AAA	43.5%	$1,518.9	$1,524.2
AA	9.4	328.6	354.7
A	24.1	838.9	961.7
BBB	19.1	664.1	770.9
BB	2.3	78.6	100.2
B	1.5	52.4	72.1
CCC or lower	0.1	3.7	4.0
Not rated (2)	—	0.1	0.1

Total fixed maturity securities	100.0%	$3,485.3	$3,787.9

Equity securities
AAA	9.8%	$6.0	$6.0
AA	1.0	0.6	0.8
A	54.5	33.6	51.8
BBB	27.9	17.2	22.9
BB	2.9	1.8	2.3
B	—	—	—
CCC or lower	0.2	0.1	0.1
Not rated (3)	3.7	2.3	2.3

Total equity securities	100.0%	$61.6	$86.2

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	Included in this category is $0.1 million fair value of private placement securities not rated by either S&P or Moody’s. The NAIC has rated 60.5% of these private placement securities as investment grade.

(3)	This category represents common stocks that are not rated by either S&P or Moody’s.

At December 31, 2008, 37.1% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 30.9% of the total investment portfolio at December 31, 2008. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

For financial reporting purposes, the Company has classified the entire fixed maturity portfolio as “available for sale”. Fixed maturities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on securities available for sale is recorded as a separate component of shareholders’ equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs and value of acquired insurance in force associated with interest-sensitive life and annuity contracts. Fixed maturities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk and other related factors, other than securities that are in an unrealized loss position for which management has the stated intent to hold until recovery.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2009 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $55 million.

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

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company’s risks. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2008 and 2007, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2008, the Company’s assessments, net of the related premium tax credits, were not significant.

In 2005, the Citizens Property Insurance Corporation of Florida (“Florida Citizens”) assessed the Company $1.8 million and the Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”) assessed the Company $1.3 million. This $3.1 million reflected additional assessments related to hurricanes which occurred in 2005 and 2004 and contributed to the net loss reported from participation in mandatory insurance facilities in 2005. In 2006, the Company also paid an additional assessment of $0.6 million to Florida Citizens. The Company in turn is assessing its policyholders in the respective states and received $0.3 million, $0.5 million and $2.9 million in recoupments of these amounts in 2008, 2007 and 2006, respectively. The 2008, 2007 and 2006 recoupments and assessment are reflected in the respective net gains reported below.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state.

In 2008 and 2007, the Company reflected pretax net gains from participation in such mandatory pools and underwriting associations of $0.9 million and $2.3 million, respectively. In 2006, the Company reflected a pretax net gain of $3.5 million, primarily as a result of recoveries on assessments following hurricanes in 2005 and 2004.

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

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s life and annuity products to customers. For instance, new Internal Revenue Service (“IRS”) Section 403(b) regulations were effective January 1, 2009 with limited exceptions. The new regulations alter the nature of 403(b) arrangements causing them to more closely resemble other traditional employer sponsored plans, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. Under the new regulations, contributions to Section 403(b) tax-qualified arrangements, including annuities, are required to be made pursuant to a written plan which includes all of the terms and conditions for eligibility, limitations and benefits under the plan, and which may incorporate other documents by reference including annuity contracts issued by approved product providers. Other highlights of the new regulations include modified distribution and transfer rules and the incorporation of numerous positions previously taken by the IRS since last issuing formal comprehensive Section 403(b) regulations in 1964. While the deadline for plan sponsors to have a formal written plan in place has been extended until December 31, 2009, such plans must satisfy the regulations that were in effect as of January 1, 2009, and sponsors must correct operations that are in conflict with the terms of the plan as of the plan’s effective date. Since the proposed new regulations were promulgated in 2004, the Company, and many other providers of 403(b) arrangements, has been adapting its administrative systems, products and services offered to better meet the changing needs of the school district sponsors of 403(b) plans. The lead time to the effective date, combined with preparations made by the Company since the new regulations were first proposed, has provided time to assist the key school districts where Horace Mann has Section 403(b) payroll slots with the development of their written plans and to implement the new products and services required to enable the Company to continue to effectively serve this market.

One immediate impact of the new Section 403(b) regulations has been that previous rules governing a participant’s ability to exchange one 403(b) annuity or funding agreement for another without incurring income tax liability were changed effective September 25, 2007. Under the new regulations, plan sponsors control whether such exchanges are even permitted within their plan, and which providers are eligible to receive them. The fact that this change occurred prior to the effective date of the remainder of the new regulations created some confusion among plan sponsors and product providers in the period from September 25, 2007 through December 2008, which slowed the pace of such exchanges. This contributed to both reduced sales and improved retention for the Company in 2008 and similarly impacted the industry as a whole. A return to a more normal flow of exchanges is likely to be experienced gradually, given the extension granted by the IRS on the finalization of the written plan and as sponsors and providers each get more comfortable with the new rules governing exchanges.

Proposed Federal Oversight of Financial Institutions

As of the time of this Annual Report on Form 10-K, consideration of significant reform of the federal oversight of financial institutions is underway by the 111th Congress and the Obama Administration. A central objective of this reform would be to identify and manage the systemic risk posed by the various financial institutions and their products and services to the broader U.S. economy. The question of the extent to which the insurance industry poses such risk and whether it should be the subject of federal oversight is expected to be actively considered in these reform debates. Proposals for federal oversight of the insurance industry range from comprehensive supervision through an optional federal charter to a more circumspect approach of establishing a federal insurance information office. Management will closely monitor these developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2008, the Company had approximately 2,200 employees, including 670 full-time agents. The Company has no collective bargaining agreement with any employees.

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

Current volatile financial markets and economic environments.

Markets in the U.S. and elsewhere have experienced extreme volatility and disruption for more than 12 months, due largely to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. The U.S. has entered a severe recession that is likely to persist well into and perhaps even beyond 2009, despite past and expected governmental intervention in the economy. These circumstances have exerted significant downward pressure on prices of equity securities and many other investment asset classes and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions have continued to deteriorate in early 2009. Like other financial institutions, which face significant financial markets risk in their operations, the Company has been adversely affected by these conditions.

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

•

credit risk, which is the risk that the value of certain investments becomes impaired due to deterioration in financial condition of one or more issuers of those instruments or the deterioration in performance or credit quality of the underlying collateral of certain structured securities and, ultimately, the risk of permanent loss in the event of default by an issuer or underlying credit;

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

•

liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring us to sell assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and

•

regulatory risk, which is the risk that regulatory bodies or governments, in the U.S. or in other countries, may make substantial investments or take significant ownership positions in, or ultimately nationalize, financial institutions or other issuers of securities held in the Company’s investment portfolio, which could adversely impact the seniority or contractual terms of the securities.

In addition to significant steps taken to mitigate these risks through our investment guidelines, policies and procedures, we also attempt to mitigate these risks through product pricing, product features and the establishment of policy reserves, but we cannot provide assurance that assets will be properly matched to meet anticipated liabilities or that our investments will provide sufficient returns to enable us to satisfy our guaranteed fixed benefit obligations.

Although historically the Company has not been a party to these transactions, from time to time we could also enter into foreign currency, interest rate, credit derivative and other hedging transactions in an effort to manage risks. We cannot provide assurance that we will successfully structure those derivatives and hedges so as to effectively manage these risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our financial condition and results of operations.

Declining financial markets could also cause, and in the past have caused, the value of the investments in our defined benefit pension plan to decrease, resulting in additional pension expense, a reduction in other comprehensive income and an increase in required contributions to the defined benefit pension plan.

Our financial condition and results of operations may be, and in the past have been, adversely affected by volatile or declining financial market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of our annuity products. In general, sales of variable annuities decrease when financial markets are declining or experiencing a higher than normal level of volatility over an extended period of time. Therefore, weak and/or volatile financial market performance may adversely affect sales of our variable annuity products to potential customers, may cause current customers to withdraw or reduce the amounts invested in our variable annuity products and may reduce the market value of existing customers’ investments in our variable annuity products, in turn reducing the amount of variable annuity fee revenues generated. In addition, some of our variable annuity contracts offer guaranteed minimum death benefit features, which provide for a benefit if the annuitant dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing our exposure to losses from variable annuity products featuring guaranteed minimum death benefits. Declining or volatile financial markets may also impact the valuations of deferred policy acquisition costs.

Interest rate fluctuations could negatively affect the income we derive from the difference between the interest rates we earn on our investments and the interest we pay under our fixed annuity and interest-sensitive life contracts.

Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on our investments and the credited interest rates paid on our outstanding fixed annuity and interest-sensitive life contracts. Significant changes in interest rates may affect:

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

Changes in interest rates may also affect our business in other ways. For example, a rapidly changing interest rate environment may result in less competitive crediting rates on certain of our fixed-rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and annuity product surrenders and withdrawals. Interest rate fluctuations may also impact the valuations of deferred policy acquisition costs.

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

Based on 2008 direct premiums earned, approximately 58% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana, South Carolina and Georgia.

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

Although we limit participation in our reinsurance programs to reinsurers with high financial strength ratings, our insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. In the case of the Florida Hurricane Catastrophe Fund (“FHCF”), financial deficits and difficulties in accessing the capital markets may require the FHCF to make additional assessments against participating insurers. Additional coverage made available by the FHCF to the insurance industry in future contract periods, as was done for the 2007 and 2008 contract periods, could increase the likelihood of assessments in periods following significant hurricane losses.

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

Our property and casualty insurance subsidiaries maintain loss reserves to provide for their estimated ultimate liability for losses and loss adjustment expenses with respect to reported and unreported claims incurred as of the end of each accounting period. If these loss reserves prove inadequate, we will record a loss measured by the amount of the shortfall and, as a result, the financial condition and results of operations of our insurance subsidiaries will be adversely affected, potentially affecting their ability to distribute cash to the holding company.

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

Deviations from assumptions regarding future market appreciation, interest spreads, persistency, mortality and morbidity used in calculating life and annuity reserves and deferred policy acquisition expense amounts could have a material adverse impact on our financial condition and results of operations.

The processes of calculating reserve and deferred policy acquisition expense amounts for our life and annuity businesses involve the use of a number of assumptions, including those related to market appreciation (the rate of growth in market value of the underlying variable annuity subaccounts due to price appreciation), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders), persistency (how long a contract stays with the company), mortality (the relative incidence of death over a given period of time) and morbidity (the relative incidence of disability resulting from disease or physical impairment). We periodically review the adequacy of these reserves and deferred policy acquisition expenses on an aggregate basis and, if future experience differs significantly from assumptions, adjustments to reserves and deferred policy acquisition expenses may be required which could have a material adverse effect on our financial condition and results of operations.

A write-down of all or part of our goodwill could adversely affect our results of operations and financial condition.

At December 31, 2008, we had $47.4 million of goodwill recorded on our consolidated balance sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. The December 31, 2008 balance represents the portion which was unamortized at January 1, 2002, when the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 eliminated the scheduled amortization of goodwill and established a new method of testing goodwill for impairment, as described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies”. If an evaluation of the Company’s fair value or, if required, of the Company’s segments’ fair value, indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have an adverse effect on our results of operations and financial condition.

Any downgrade in or adverse change in outlook for our claims-paying ratings, financial strength ratings or credit ratings could adversely affect our financial condition and results of operations.

Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) annuity market, school districts and benefit consultants have been placing increased emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of our insurance subsidiaries by a major rating agency could result in a substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying ratings and financial strength ratings than we do. This loss of business could have a material adverse effect on the financial condition and results of operations of that subsidiary.

The financial covenants related to the Company’s outstanding indebtedness, including the Bank Credit Agreement, consist primarily of relationships of (1) debt to capital, (2) insurance subsidiaries’ insurance financial strength ratings issued by A.M. Best and (3) net worth, as defined in the financial covenants. For instance, if the insurance subsidiaries’ A.M. Best financial strength rating is lowered beneath the A- rating assigned at the time of this Annual Report on Form 10-K, the Company would be in default under its Bank Credit Agreement. This could adversely impact our liquidity, financial condition and results of operations.

A downgrade in our holding company debt rating could adversely impact our cost and flexibility of borrowing which could have an adverse impact on our liquidity, financial condition and results of operations.

Reduction of the statutory surplus of our insurance subsidiaries could adversely affect their ability to write insurance business.

Insurance companies write business based, in part, upon guidelines including a ratio of premiums to surplus for property and casualty insurance companies and a ratio of reserves to surplus for life insurance companies. If our insurance subsidiaries cannot maintain profitability in the future or if significant investment valuation losses are incurred, they may be required to draw on their surplus in order to pay dividends to us to enable us to meet our financial obligations. As their surplus is reduced by the payment of dividends, continuing losses or both, our insurance subsidiaries’ ability to write business and maintain acceptable financial strength ratings could also be reduced. This could have a material adverse effect upon the business volume and profitability of our insurance subsidiaries.

If we are not able to effectively develop and expand our marketing operations, including agents and other points of distribution, our financial condition and results of operations could be adversely affected.

Our success in marketing and selling our products is largely dependent upon the efforts of our full-time, dedicated agent sales force and the success of their agency operations. As we expand our business, we may need to expand the number of agencies marketing our products. If we are unable to appoint additional agents, fail to retain current agents or are unable to increase the productivity of agency operations, sales of our products would likely decline and our financial condition and results of operations would be adversely affected.

Since 2006, the Company has been transitioning from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on this foundation, beginning in 2009 the Company is offering the opportunity for agents to be appointed by the Company as non-employee, independent contractor, Exclusive Agents. If we and the agency force are unable to successfully implement these approaches to expanding our points of distribution and further increasing the productivity of agents, our financial condition and results of operations could be adversely affected.

If we are not able to maintain and secure 1) payroll reduction authorizations and 2) product sponsorships and other relationships with the educational community, our financial condition and results of operations could be adversely affected.

Our ability to successfully grow new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified annuity products via payroll reduction, any significant decrease in access, either through fewer payroll slots, increased security measures or other causes could potentially adversely affect the sale of all lines of our business and require us to change our traditional worksite marketing and advertising approach. With the changes in the IRS regulations regarding Section 403(b) arrangements, including annuities, our ability to maintain and grow our share of the 403(b) market, and the access it gives us for other product lines, will depend on our ability to successfully adapt our products, services offered, and administrative systems, which could potentially increase our cost of doing business in this market. School districts and benefit consultants have been placing additional emphasis on the relative financial strength ratings of competing companies, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies. See also “Business — Regulation — Regulation at Federal Level”.

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

We are subject to extensive regulation and supervision in the jurisdictions in which we do business. Each jurisdiction has a unique and complex set of laws and regulations. Furthermore, certain federal laws impose additional requirements on businesses, including insurers. Regulation generally is designed to protect the interests of policyholders, as opposed to stockholders and non-policyholder creditors. Such regulations, among other things, impose restrictions on the amount and type of investments our subsidiaries may hold. Certain states also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states’ regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect our ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of our insurance subsidiaries to distribute cash to us and those affecting the ability of our insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of our insurance subsidiaries. Consumer privacy requirements, such as those of the Payment Card Industry (“PCI”) Security Standards, may increase our cost of processing business. Our ability to comply with laws and regulations, at a reasonable cost, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Examples of governmental regulation that has adversely affected the operations of our insurance subsidiaries include:

•	the adoption in several states of legislation and other regulatory action intended to reduce the premiums paid for automobile and homeowners insurance by residents of those states;

•	limitations on the use of key underwriting information, such as consumer credit, to properly price the assumed risk;

•	restrictions on a company’s ability to achieve pricing adequacy and/or reduce their volume of business in catastrophe prone areas; and

•	requirements that insurance companies:

•	pay assessments to support associations that fund state-sponsored insurance operations, or

•	involuntarily issue policies for high-risk automobile drivers.

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

In 2008, the United States Treasury Department issued a report, “Blueprint for Financial Regulatory Reform”, including recommendations to improve regulatory oversight of the financial services sector. The report includes a proposal that would establish a federal insurance regulatory structure and allow individual insurance companies the option of obtaining a federal charter, similar to the current dual-chartering system for banking. Congress also has pending proposals regarding optional federal chartering of insurance companies and other various insurance-related matters which have been subject to congressional hearings in 2008. Due to the volatility in the financial markets which accelerated in the last half of 2008, and in particular volatility for companies in the financial services sector, it is possible that additional oversight or regulation could be proposed at the federal and/or state levels. Management will continue to monitor the existing proposals and any new proposals. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

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

In our annuity business, the new Internal Revenue Service (“IRS”) Section 403(b) regulations, which generally took effect January 1, 2009, make the 403(b) market more similar to the 401(k) market than it has been in the past. While this may drive some competitors out of this market, it may make the 403(b) market more attractive to some of the larger 401(k) providers, including both insurance and mutual fund companies, that had not previously been active competitors in this business. The inability of an insurance subsidiary to compete successfully in these markets would adversely affect its financial condition and results of operations and its resulting ability to distribute cash to the holding company.

Economic and other factors affecting our niche market could adversely impact our financial condition and results of operations.

Horace Mann’s strategic objective is to become the company of choice in meeting the insurance and financial services needs of the educational community. With K-12 teachers, administrators, and support personnel representing a significant percentage of our business, the financial condition and results of operations of our subsidiaries could be more prone than many of our competitors to the effects of economic forces and other issues affecting the educator market including, but not limited to, state budget deficits and cut-backs and adverse changes in state tax revenues.

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

Our ability to effectively execute our growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components of that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhanced disaster recovery capabilities, our ability to build upon this foundation and replace dated, single-function legacy systems with fully functional, flexible, maintainable and user-friendly technology solutions, including current efforts underway to replace major components of our property and casualty administrative system, will be necessary to achieve our plans. The inherent difficulty in implementing large technology solutions, coupled with the Company’s lack of experience in these types of endeavors, presents increased risk to delivering these technology solutions in a timely and cost-effective manner. Utilization of third-party vendors can augment the Company’s internal capacity for these implementations, but may not reduce the risks of timely and cost effective delivery.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

HMEC’s home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling 230,000 square feet, approximately 200,000 square feet of which is office space, which is owned by the Company. Also in Springfield, the Company owns and leases some smaller buildings at other locations. In addition, the Company leases office space in suburban Dallas, Texas, and Raleigh, North Carolina, for its claims operations and leases office space in a number of states for its field marketing operations. These properties, which are utilized by all of the Company’s business segments, are adequate and suitable for the Company’s current and anticipated future needs.

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

	Market Price		Dividend Paid
Fiscal Period	High	Low
2008:
Fourth Quarter	$14.00	$4.00	$0.0525
Third Quarter	17.00	11.95	0.105
Second Quarter	18.64	14.01	0.105
First Quarter	19.12	16.08	0.105
2007:
Fourth Quarter	$23.23	$16.08	$0.105
Third Quarter	22.11	17.61	0.105
Second Quarter	22.88	20.24	0.105
First Quarter	22.18	19.21	0.105

The payment of dividends in the future is subject to the discretion of the Board of Directors of HMEC and will depend upon general business conditions, legal restrictions and other factors the Board of Directors may deem to be relevant. See also “Business — Cash Flow”.

Stock Price Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2003 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/03	12/04	12/05	12/06	12/07	12/08
HMEC	$100	$140	$142	$155	$148	$74
S&P 500 Insurance Index	$100	$107	$122	$135	$127	$54
S&P 500 Index	$100	$111	$116	$134	$142	$90

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 19, 2009, the approximate number of holders of HMEC’s common stock was 3,000.

During 2008, no stock options were exercised.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

a.) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our chief executive officer and our chief financial officer, determined that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

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

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

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

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

(a)(2) The following financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 of this report:

Schedule I—Summary of Investments—Other than Investments in Related Parties.

Schedule II—Condensed Financial Information of Registrant.

Schedules III and VI Combined—Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

Schedule IV—Reinsurance.

(a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description
(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

Exhibit No.	Description
3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10) Material contracts:

10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors.

Exhibit No.	Description
10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees.

10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

Exhibit No.	Description
10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan.

Exhibit No.	Description
10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan.

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008.

10.11*	Summary of HMEC Named Executive Officer Annualized Salary, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated September 10, 2008, filed with the SEC on September 11, 2008.

10.12*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC.

10.12(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.13*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.13(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.14(a)*	Amendment to Employment Agreement between HMEC and Louis G. Lower II as of January 1, 2008.

Exhibit No.	Description
10.15*	Employment Agreement between HMSC and Stephen P. Cardinal as of November 20, 2008.

10.16*	Waiver and Release Agreement entered by and between HMSC and Frank D’Ambra as of May 21, 2008, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended on June 30, 2008, filed with the SEC on August 8, 2008.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.

99.2	Updated Numerical Exhibits to the Company’s Earnings Release for the Year Ended December 31, 2008.

(b)	See list of exhibits in this Item 15.

(c)	See list of financial statement schedules in this Item 15.

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

Principal Executive Officer:	Directors:

/s/ Louis G. Lower II	/s/ Joseph J. Melone
Louis G. Lower II	Joseph J. Melone, Chairman of the
President,	Board of Directors
Chief Executive Officer and a Director
/s/ Mary H. Futrell
Mary H. Futrell, Director

Principal Financial Officer:	/s/ Stephen J. Hasenmiller
Stephen J. Hasenmiller, Director

/s/ Peter H. Heckman	/s/ Jeffrey L. Morby
Peter H. Heckman	Jeffrey L. Morby, Director
Executive Vice President and
Chief Financial Officer

/s/ Charles A. Parker
Charles A. Parker, Director

Principal Accounting Officer:	/s/ Gabriel L. Shaheen
Gabriel L. Shaheen, Director

/s/ Bret A. Conklin	/s/ Roger J. Steinbecker
Bret A. Conklin	Roger J. Steinbecker, Director
Senior Vice President and Controller

/s/ Charles R. Wright
Charles R. Wright, Director

Dated: March 2, 2009

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

•

The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, valuations of deferred policy acquisition costs, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•

Prevailing interest rate levels, including the impact of interest rates on (1) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (2) the book yield of the Company’s investment portfolio, (3) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products and (4) valuations of deferred policy acquisition costs.

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

•

The Company’s risk exposure to catastrophe-prone areas. Based on full year 2008 property and casualty direct earned premiums, the Company’s ten largest states represented 58% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana, South Carolina and Georgia.

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

•

Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the valuations of deferred policy acquisition costs.

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

•	The Company’s ability to maintain favorable claims-paying ability ratings.

•	The Company’s ability to maintain favorable financial strength and debt ratings.

•	The Company’s ability to profitably expand its property and casualty business in highly competitive environments.

•

The competitive impact of the new Section 403(b) tax-qualified annuity regulations, including (1) their potential to lead plan sponsors to restrict the number of providers and (2) the possible entry into the 403(b) market of larger competitors experienced in 401(k) plans.

•

The Company’s ability to develop and expand its marketing operations, including agents and other points of distribution, as well as the Company’s ability to maintain and secure sponsorships by local, state and national education associations.

•	The Company’s dated and complex information systems, which are difficult to upgrade and more prone to error than advanced technology systems.

•	Disruptions of the general business climate, investments, capital markets and consumer attitudes caused by pandemics or geopolitical acts such as terrorism, war or other similar events.

Executive Summary

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty insurance, retirement annuities and life insurance in the U.S. The Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families.

For 2008, the Company’s net income of $10.9 million represented a decrease of $71.9 million compared to 2007, including a $39.3 million reduction in after-tax net realized investment gains and losses. Catastrophe costs increased $32.8 million after tax and non-catastrophe weather-related losses also increased compared to the prior year. In addition, compared to 2007, net income in the current year was negatively impacted by $1.2 million due to a modestly reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.7% for 2008 compared to 91.9% for 2007. As described in “Results of Operations for the Three Years Ended December 31, 2008 — Income Tax Expense (Benefit)”, the current year net income benefited by $4.2 million as a result of the completion of Internal Revenue Service (“IRS”) examinations. Annuity segment net income decreased slightly compared to 2007, due to a decline in contract charges and fees nearly offset by a federal income tax benefit. On a pretax basis for the annuity segment, current year improvements in the interest margin were offset by the adverse impact of the financial markets on the level of contract charges earned, the valuation of deferred policy acquisition costs and the Company’s guaranteed minimum death benefit reserve. Life segment net income decreased $0.9 million, or 5%, compared to a year earlier, as growth in earned premium and investment income was more than offset by higher mortality costs.

Premiums written and contract deposits declined a modest 1% compared to 2007 primarily reflecting the expected decrease in single premium annuity deposit receipts in 2008. For 2008, reduced costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $6.9 million increase in premiums written compared to 2007. New automobile sales units in 2008 were 7% less than 2007, with quarterly sales improving sequentially throughout the year. The 2008 sales decrease was somewhat offset by favorable policy retention, resulting in voluntary automobile policies in force equal to December 31, 2007. However, automobile policies of educators increased 2% compared to a year earlier. Annuity contract deposits for 2008 decreased 8% compared to a year earlier, and life segment insurance premiums and contract deposits were comparable to the prior year.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s consolidated assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred policy acquisition costs for annuity and interest-sensitive life products, fair value measurements, other-than-temporary impairment of investments, goodwill, deferred taxes and valuation of assets and liabilities related to the defined benefit pension plan.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this Annual Report on Form 10-K. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of December 31, 2008. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	December 31, 2008			December 31, 2007
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$70.3	$129.5	$199.8	$77.3	$135.4	$212.7
Automobile other	6.1	1.6	7.7	6.7	0.8	7.5
Homeowners	15.1	46.6	61.7	14.0	36.2	50.2
All other	3.9	24.7	28.6	3.5	32.3	35.8

Total	$95.4	$202.4	$297.8	$101.5	$204.7	$306.2

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2008, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income in 2008 by approximately $11.8 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table as of December 31, 2008 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the three years ended December 31, 2008 is located in “Results of Operations for the Three Years Ended December 31, 2008 — Benefits, Claims and Settlement Expenses”.

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

Deferred Policy Acquisition Costs for Annuity and Interest-sensitive Life Products

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s assumed long-term assumption. The Company’s practice with regard to returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs balance of approximately $1 million. At December 31, 2008, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 6%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.10 million and $0.20 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2008 — Amortization of Policy Acquisition Expenses and Intangible Assets”.

Fair Value Measurements

As discussed in “Notes to the Consolidated Financial Statements — Note 3 – Fair Value of Financial Instruments”, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, effective January 1, 2008. SFAS No. 157 establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities (both common stock and preferred stock) that are traded in an active exchange market, as well as U.S. Treasury securities.

Level 2	Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes certain U.S. Government, agency mortgage-backed debt securities, non-agency structured securities, corporate debt securities and preferred stocks.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private debt and equity investments.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008. At December 31, 2008, Level 3 assets comprised approximately 0.8% of the Company’s total investment portfolio fair value.

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Investments
Fixed maturities	$3,485.3	$49.1	$3,405.7	$30.5
Equity securities	61.6	31.7	29.5	0.4
Short-term investments (1)	245.7	244.6	1.1	—

Total	$3,792.6	$325.4	$3,436.3	$30.9

Separate Account (variable annuity) assets	$965.2	$965.2	—	—

(1)	Short-term investments are included in Short-term and Other Investments in the Consolidated Balance Sheets. Inputs to fair value measurements are provided only for those investments carried at fair value.

Valuation of Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuation provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 94% of the portfolio was priced through pricing services or index priced as of December 31, 2008. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during 2008.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. Private placement securities and equity securities where a public quotation is not available are valued by using non-binding broker quotes or through the use of internal models or analysis. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

Short-term investments are comprised of short-term fixed income securities. Because of the nature of these assets, carrying amounts approximate fair values, which have been determined from public quotations, when available.

Separate Account assets represent variable annuity contractholder funds invested in various mutual funds. Fair values of these assets have been determined from public quotations.

Other-Than-Temporary Impairment of Investments

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

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value or until it matures, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, (7) the cash flows of the issuer or the underlying cash flows for asset-backed securities and (8) a near-term recovery period for equity securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

With respect to fixed income securities involving securitized financial assets — primarily asset backed and commercial mortgage backed securities in the Company’s portfolio — which fall under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”, all of the Company’s securitized financial assets fair values are determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows.

The Company’s intent and ability to hold securities requires the Company to consider at each accounting period end its broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to changes in interest rates, spread widening or market illiquidity where there exists a reasonable expectation based on the Company’s consideration of all objective information available that the Company will recover all amounts due under the contractual terms of the security and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.

Goodwill

Financial Accounting Standards Board SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in SFAS No. 142, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments.

The goodwill impairment test follows a two step process as defined in SFAS No. 142. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations and financial position.

Management’s determination of the fair value of each reporting unit incorporates multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management for reporting units and the discount rate utilized.

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2008. The conclusion reached as a result of the annual goodwill impairment testing was that the fair value of each reporting unit, for which goodwill had been allocated, was in excess of the respective reporting unit’s carrying value, and therefore determined not to be impaired.

As part of the Company’s goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company using the December 31, 2008 common stock price. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to transaction premium. The amount of the transaction premium was determined to be reasonable based on recent insurance transactions and specific facts and circumstances related to the Company.

If current market conditions persist during 2009, in particular if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each quarter as part of an interim impairment test. Subsequent reviews of goodwill could result in an impairment of goodwill during 2009.

Deferred Taxes

Deferred tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company evaluates deferred tax assets periodically to determine if they are realizable. Factors in the determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income.

If current market conditions persist during 2009, a deferred tax asset valuation allowance may be necessary. Charges to establish a valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

Valuation of Assets and Liabilities Related to the Defined Benefit Pension Plan

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit pension plan but continue to retain the benefits they had accrued to that date.

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 6.27% was used by the Company for estimating accumulated benefits under the plan at December 31, 2008, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve. The expected annual return on plan assets assumed by the Company at December 31, 2008 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

To the extent that actual experience differs from the Company’s assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders’ equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.1 million and $1.0 million, respectively. In addition, for every $1 million increase (decrease) in the value of pension plan assets, there is a comparable increase (decrease) in AOCI.

Results of Operations for the Three Years Ended December 31, 2008

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2008	2007	Percent	Amount	2006
Property & casualty
Automobile and property (voluntary)	$542.2	$530.6	2.2%	$11.6	$526.6
Involuntary and other property & casualty	3.7	4.6	-19.6%	(0.9)	13.2

Total property & casualty	545.9	535.2	2.0%	10.7	539.8
Annuity deposits	311.7	337.1	-7.5%	(25.4)	325.7
Life	102.5	102.4	0.1%	0.1	103.9

Total	$960.1	$974.7	-1.5%	$(14.6)	$969.4

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2008	2007	Percent	Amount	2006
Property & casualty
Automobile and property (voluntary)	$537.8	$525.1	2.4%	$12.7	$525.0
Involuntary and other property & casualty	3.3	10.0	-67.0%	(6.7)	12.7

Total property & casualty	541.1	535.1	1.1%	6.0	537.7
Annuity	17.7	21.8	-18.8%	(4.1)	19.7
Life	99.7	97.4	2.4%	2.3	96.5

Total	$658.5	$654.3	0.6%	$4.2	$653.9

For 2008, the Company’s premiums written and contract deposits decreased 1.5% compared to 2007, largely due to decreases in single premium annuity deposit receipts in 2008. The reduced costs associated with the Company’s property and casualty catastrophe reinsurance program, as described below, represented a $6.9 million increase to premiums for 2008. For 2007, the Company’s premiums written and contract deposits increased 0.5% compared to 2006, primarily reflecting growth in annuity deposits received partially offset by the decrease in other property and casualty premiums as described below. The additional costs associated with the Company’s property and casualty catastrophe reinsurance program represented a $2.3 million decrease to premiums for 2007. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s dedicated agency force totaled 670 at December 31, 2008, reflecting a decrease of 15.2% compared to 790 at December 31, 2007. At December 31, 2006, the Company had 848 agents. Of the current period-end total, 146 agents were in their first 24 months with the Company, down 33.9% compared to December 31, 2007. The number of experienced agents in the agent force, 524, decreased 7.9% compared to a year earlier. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At December 31, 2008, there were 394 licensed producers, compared to 253 at December 31, 2007 and 117 at December 31, 2006. Including these licensed producers, the Company’s total points of distribution increased to 1,064 at December 31, 2008, a growth of 2.0% compared to 12 months earlier. At the time of this Annual Report on Form 10-K, management anticipates that over the next several quarters the agent count will continue to decline modestly during the Company’s continued transition to its Agency Business Model and Exclusive Agent agreement, with an increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new model.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on the foundation of the Agency Business Model, in the fourth quarter of 2008 the Company introduced its Exclusive Agent (“EA”) agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. By January 1, 2009, the first 71 individuals migrated from being employee agents to functioning as independent Exclusive Agents. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force”.

In 2008, total new automobile sales units were 6.8% less than the prior year, including a 9.2% decrease in true new automobile sales units. New homeowners sales units decreased 5.6% compared to 2007. For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the decreases in automobile and home sales. Annuity new business declined 9.5% compared to 2007, primarily due to a decline in single premium and rollover deposits, particularly from the independent agent distribution channel, somewhat mitigated by new business growth in the Company’s core scheduled deposit business from the Company’s dedicated agents. The decline in single premium and rollover deposits was expected during the transition to the new IRS regulations governing section 403(b) plans. Life new business decreased 17.7% compared to 2007 primarily reflecting reduced sales of partner company products. For 2008, total new business sales decreased 10.0% compared to a year earlier. In total, dedicated agent sales for 2008 decreased 6.5% compared to 2007, reflecting the lower number of agents in the current period. Average overall productivity per agent increased moderately compared to 2007. Compared to 2007, average productivity of the 245 agents who had completed the Agency Business School (“ABS”) training continued to exceed their non-ABS counterparts in the Company’s lead voluntary automobile and annuity lines of business. Average agent productivity is measured as new sales premiums from the dedicated agent force per the average number of dedicated agents for the period.

Total voluntary automobile and homeowners premium written increased 2.2%, or $11.6 million, in 2008, including the $6.9 million reduction in the cost of catastrophe reinsurance which reflected the elimination of the catastrophe aggregate reinsurance coverage as well as favorable pricing on the remaining coverages for 2008. The automobile and homeowners average written premium per policy each increased compared to 2007 with the change in average premium for both lines moderated by the improved quality of the books of business. For 2008, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in 2007. At December 31, 2008, there were 535,000 voluntary automobile and 263,000 homeowners policies in force, for a total of 798,000 policies, compared to a total of 801,000 policies at December 31, 2007 and 799,000 policies at December 31, 2006.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.1% at December 31, 2008 compared to 91.0% at December 31, 2007 and 90.5% at December 31, 2006. The property 12-month new and renewal policy retention rate was 88.6% at December 31, 2008 compared to 88.3% a year earlier and 87.4% at December 31, 2006.

Voluntary automobile premium written increased 0.7% ($2.5 million) compared to 2007. In 2007, voluntary automobile premium written decreased 0.7% ($2.7 million) compared to 2006. In 2008, automobile average written premium per policy and average earned premium per policy increased modestly, while policies in force were equal to December 31, 2007. In 2007, the growth in automobile policies in force offset approximately one-half of the decline in premiums written attributable to the decrease in average written premium per policy. Average written premium per policy and average earned premium per policy both decreased 3% compared to 2006. Automobile policies in force at December 31, 2008 were equal to December 31, 2007 which had increased by 2,000 compared to December 31, 2006. Educator policies increased throughout the periods.

Voluntary homeowners premium written increased 5.5% ($9.1 million) compared to 2007 including the lower amount of catastrophe reinsurance premiums described above. In 2007, voluntary homeowners premium written increased 4.2% ($6.7 million) compared to 2006 including the higher amount of catastrophe reinsurance premiums described above. Homeowners average written premium per policy increased 3% in 2008 and 6% in 2007, while average earned premium per policy increased 5% in 2008 and 4% in 2007. Homeowners policies in force at December 31, 2008 decreased 3,000 compared to December 31, 2007, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances. Homeowners policies in force at December 31, 2007 were equal to a year earlier.

Prior to 2008, the primary component of involuntary and other property and casualty earned premiums, which represented less than 2% of total property and casualty premiums for full year 2007, had been educator excess professional liability insurance purchased by the National Education Association (“NEA”) for all of its members. The NEA’s five-year contract to purchase this insurance from the Company expired on August 31, 2007 and represented approximately $8.6 million of premiums written in 2006, with 1/2, or approximately $0.7 million, of that premium earned each month during the September 2006 through August 2007 coverage period. The Company’s underwriting results from educator excess professional liability insurance have generally represented amounts which were not a material portion of net income for the Company or for the property and casualty segment. The other significant component of involuntary and other property and casualty premiums is automobile business assumed from state mandatory insurance facilities and in 2008 this component decreased approximately $1.9 million compared to 2007.

Annuity deposits received decreased 7.5% in 2008 and increased 3.5% in 2007, compared to the respective prior years. In 2008, scheduled annuity deposits decreased 3.7% compared to the prior year while single premium and rollover deposits decreased 14.2%, impacted by the industry-wide effect on 403(b) transfers of the transition to the new Internal Revenue Service (“IRS”) Section 403(b) regulations and also the 2008 level of new single premium deposits from the independent agent distribution channel. In 2008, new deposits to variable accounts decreased 10.3%, or $15.5 million, and new deposits to fixed accounts decreased 5.3%, or $9.9 million, compared to the prior year. In 2007, new deposits to variable accounts increased 8.2%, or $11.4 million, while new deposits to fixed accounts were equal to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers for the 401(k) group annuity contract by the Company’s employees.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 1,108 authorized agents at December 31, 2008. During 2008, this channel generated $21.3 million in annualized new annuity sales for the Company compared to $32.9 million in 2007 and $38.7 in 2006, with the declines primarily in single and rollover deposit business. The decrease in 2008 was anticipated as management continued to focus this channel on 403(b) and other tax-qualified business in addition to the anticipated effect of the interim restrictions of the new IRS Section 403(b) rules.

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis, and has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,500 school districts in the U.S. More detail regarding the IRS Section 403(b) regulation changes which were effective January 1, 2009 is provided in “Business — Regulation — Regulation at Federal Level”. As of the time of this Annual Report on Form 10-K, the Company has received responses from school districts resulting in retention of approximately 90% of its previous payroll reduction slots. Responses from some school districts have not yet been received. Throughout this process, the Company has been granted payroll reduction slots in a number of new school districts.

Total annuity accumulated cash value of $3.3 billion at December 31, 2008 decreased 12.2% compared to a year earlier, reflecting the increase from new deposits received and favorable retention more than offset by unfavorable financial market performance over the 12 months. Total annuity accumulated cash value of $3.7 billion at December 31, 2007 increased 3.7% compared to a year earlier, reflecting the increase from new deposits received, continued favorable retention and modestly improved financial market performance over the 12 months ended December 31, 2007. At December 31, 2008, the number of annuity contracts outstanding of 171,000 increased 2.4% or 4,000 contracts, compared to December 31, 2007 and increased 3.6%, or 6,000 contracts, compared to December 31, 2006.

Variable annuity accumulated balances were 38.2% lower at December 31, 2008 than at December 31, 2007, primarily reflecting financial market performance, and annuity segment contract charges earned decreased 18.8%, or $4.1 million, compared to 2007. Variable annuity accumulated balances were 4.5% higher at December 31, 2007 than at December 31, 2006 and annuity segment contract charges earned increased 10.7%, or $2.1 million, compared to 2006.

Life segment premiums and contract deposits were comparable to 2007. In 2007, life segment premiums and contract deposits declined 1.4%, or $1.5 million, compared to 2006. The ordinary life insurance in force lapse ratio was 5.4% for the 12 months ended December 31, 2008 compared to 5.8% and 5.7% for the 12 months ended December 31, 2007 and 2006, respectively.

Net Investment Income

For 2008, pretax investment income of $230.3 million increased 2.9%, or $6.5 million, (2.8%, or $4.2 million, after tax) compared to 2007. Pretax investment income of $223.8 million for 2007 increased 7.1%, or $14.8 million, (6.9%, or $9.8 million, after tax) compared to 2006. The increase in 2008 primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets (excluding securities lending collateral) increased 3.0% over the 12 months ended December 31, 2008. The average pretax yield on the investment portfolio was 5.52% (3.75% after tax) for 2008, compared to pretax yields of 5.53% (3.76% after tax) and 5.40% (3.68% after tax) for 2007 and 2006, respectively.

Net Realized Investment Gains and Losses

Net realized investment losses (pretax) were $63.9 million for 2008 compared to net realized investment losses of $3.4 million in 2007 and net realized investment gains of $10.9 million in 2006. The net gains and losses in all periods were realized from recording of impairment charges and ongoing investment portfolio management activity. In addition, 2008, 2007 and 2006 included $1.1 million, $0.3 million and $5.1 million, respectively, of litigation proceeds on previously impaired WorldCom, Inc. debt securities.

The Company recorded impairment write-downs of $53.1 million, $8.5 million and $0.1 million in 2008, 2007 and 2006, respectively. In 2008, the Company recorded a total of $53.1 million of impairment write-downs — $5.8 million in the fourth quarter, $33.4 million in the third quarter, $11.2 million in the second quarter and $2.7 million in the first quarter. The Company, from time to time, sells invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company’s investment strategy. The fourth quarter 2008 write-downs of $5.8 million were related primarily to high-yield and preferred stock investments that the Company no longer intended to hold for a period of time necessary to recover the decline in value, with the remainder related to securities for which impairment write-downs were previously recorded. The third quarter 2008 write-downs of $33.4 million included approximately $23.7 million related to fixed maturity security and preferred stock impairments for which the issuer’s ability to pay future interest and principal based upon contractual terms has been compromised — namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and American International Group, Inc. The remaining amount of write-downs — primarily of financial institution securities and high yield bonds — was primarily attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value. The second quarter 2008 write-downs of $11.2 million were primarily related to 2 collateralized debt obligation securities and 5 equity securities, including 4 financial industry preferred stock issues. The first quarter 2008 write-downs of $2.7 million were primarily related to certain below investment grade fixed maturity securities, with $2.3 million of the write-downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovered. In addition, net realized losses in 2008 included $23.0 million of realized other-than-temporary impairment losses, primarily on financial institution and below investment grade fixed maturity securities that were disposed of during the period. Net realized investment losses in 2008 included additional realized losses of $1.9 million from sales of securities for which impairment charges were recorded in the third quarter of 2008, additional realized losses of $2.7 million from sales of securities for which impairment charges were recorded in the second quarter of 2008, as well as gains of (1) $0.2 million from sales of securities for which impairment charges were recorded in the first quarter of 2008 and (2) $0.1 million from sales of securities for which impairment charges were recorded in 2007. In 2007, the Company recorded $8.5 million of impairment write-downs. In the fourth quarter of 2007, the Company recorded impairment charges of $5.9 million, $3.8 million of which was attributable to one sub-prime residential mortgage-backed security, 2006 vintage, having a fair value of $1.1 million at December 31, 2007. The remaining $2.1 million of the impairment charge in the quarter was attributable to non-mortgage related securities, primarily corporate high yield bonds and preferred stocks, which the Company intended to sell. In the third quarter of 2007, the Company recorded impairment charges of $0.3 million related to fixed income securities from one issuer in the paper sector, and a portion of these securities were subsequently sold in October 2007. In the second quarter of 2007, the Company recorded impairment charges of $2.3 million from the home builder sector of its fixed income security portfolio, and these securities were subsequently sold in July 2007. In 2006, the $0.1 million impairment charge was recorded in the third quarter and related to one issuer, and the security was sold later in 2006 at the impaired value. Net realized investment losses in 2007 included gains of $2.9 million from sales of securities for which impairment write-downs were recorded in 2002, while net realized investment gains in 2006 included $0.3 million from sales of securities for which impairment charges were recorded in the fourth quarter of 2005.

There were securities priced below 80% of book value at December 31, 2008 that were not impaired. The illiquidity in the marketplace, continued concern over economic weakness, continued write-offs related to mortgage and structured securities, distressed sellers in the marketplace and overall spread widening related to demand for increased risk premiums contributed to the decline in security valuations. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows. Management views the decrease in value of all of these securities as temporary, anticipates continued payments under the contractual terms of the securities and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of December 31, 2008 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. In 2008, the unprecedented uncertainty and volatility in the financial markets caused significant spread-widening and interest rate volatility, which had a significant adverse effect on the fair value of investments. The Company’s pretax net unrealized loss at December 31, 2008 was spread over numerous asset classes, and commercial mortgage-backed securities, investment grade bonds, and financial institution securities (both bonds and preferred stocks) were most impacted.

	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain (Loss)
Fixed Maturity Securities
Corporate bonds
Utilities	43	$252.8	$271.9	$(19.1)
Banking and Finance	38	205.2	235.7	(30.5)
Energy	35	165.3	188.9	(23.6)
Telecommunications	21	163.3	172.8	(9.5)
Health Care	32	139.2	147.0	(7.8)
Transportation	13	74.5	80.5	(6.0)
Food and Beverage	17	72.7	73.1	(0.4)
Insurance	21	63.6	86.6	(23.0)
Natural Gas	11	51.3	60.5	(9.2)
Cable	9	48.7	51.2	(2.5)
All Other Corporates (1)	133	398.5	462.6	(64.1)

Total corporate bonds	373	1,635.1	1,830.8	(195.7)
Mortgage-backed securities
U.S. government and federally sponsored agencies	403	849.5	829.0	20.5
Commercial	128	221.7	330.2	(108.5)
Other	18	22.7	24.1	(1.4)
Municipal bonds	179	493.3	507.4	(14.1)
Government bonds
U.S.	7	139.0	134.1	4.9
Foreign	4	14.9	14.4	0.5
Collateralized debt obligations (2)	8	17.0	17.4	(0.4)
Asset-backed securities	37	92.1	100.5	(8.4)

Total fixed maturity securities	1,157	$3,485.3	$3,787.9	$(302.6)

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	24	$41.7	$61.0	$(19.3)
Real estate	12	7.3	8.7	(1.4)
Insurance	8	5.1	8.5	(3.4)
Utilities	4	4.5	5.0	(0.5)
Energy	1	0.7	0.7	*
U.S. federally sponsored agencies	2	*	*	*
Common stocks
Cable	3	1.9	2.3	(0.4)
Technology and other	2	0.4	*	0.4

Total equity securities	56	$61.6	$86.2	$(24.6)

Total	1,213	$3,546.9	$3,874.1	$(327.2)

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 20 additional industry classifications. Metal and mining, defense, technology, broadcasting and media, automobiles and real estate represented $251.7 million of fair value at December 31, 2008, with the remaining 14 classifications each representing less than $31 million.
(2)	Based on fair value, 98.1% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2008.

At December 31, 2008, the Company’s diversified fixed maturity securities portfolio consisted of 1,538 investment positions, issued by 1,157 entities, and totaled approximately $3.5 billion in fair value. This portfolio was 96.1% investment grade, based on fair value, with an average quality rating of AA-.

At December 31, 2008, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had three subprime securities with a fair value of $3.9 million and an unrealized gain of $0.1 million at December 31, 2008. The characteristics of the Company’s sub-prime securities include the following: low average Fair Isaac Credit Organization (“FICO”) score (less than 650), high weighted average coupon relative to other mortgage-backed and home equity securities of similar loan age and issue date, high prepayment penalties, and a high percentage of hybrid loans or negative amortizing loans. The “Alt-A” mortgage loan exposure was comprised of five securities with a total fair value of approximately $7.1 million, of which $4.7 million was vintage year 2004 and prior, with an unrealized loss of approximately $0.7 million at December 31, 2008. The characteristics of the Company’s “Alt-A” mortgage loans include the following: low average FICO score (less than 680), borrowers meet Fannie Mae and Freddie Mac standards for credit scores but might not meet standard guidelines for documentation requirements, property type, and debt ratio or loan-to-value ratio.

At December 31, 2008, the Company had $493.3 million fair value invested in municipal bonds, primarily in the portfolios of the property and casualty insurance subsidiaries, with an unrealized loss of $14.1 million. The overall credit quality of these securities was AA, with approximately 61% of the value insured at December 31, 2008. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at December 31, 2008.

At December 31, 2008, the fixed maturity securities and equity securities portfolio had $395.6 million pretax of gross unrealized losses related to 1,021 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at December 31, 2008, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of December 31, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	66	$108.1	$123.3	$(15.2)
4 through 6 months	110	215.0	249.0	(34.0)
7 through 9 months	141	385.7	438.4	(52.7)
10 through 12 months	124	339.0	403.5	(64.5)
13 through 24 months	140	295.0	419.3	(124.3)
25 through 36 months	30	91.4	110.5	(19.1)
37 through 48 months	42	159.0	178.2	(19.2)
Greater than 48 months	14	35.1	37.5	(2.4)

Total	667	$1,628.3	$1,959.7	$(331.4)

Non-investment grade
3 Months or less	25	$12.8	$18.5	$(5.7)
4 through 6 months	40	21.0	25.3	(4.3)
7 through 9 months	42	19.1	23.5	(4.4)
10 through 12 months	26	15.9	18.4	(2.5)
13 through 24 months	88	45.9	61.0	(15.1)
25 through 36 months	16	6.5	10.4	(3.9)
37 through 48 months	24	9.3	12.3	(3.0)
Greater than 48 months	4	0.7	0.8	(0.1)

Total	265	$131.2	$170.2	$(39.0)

Not rated	—	—	—	—

Total fixed maturity securities	932	$1,759.5	$2,129.9	$(370.4)

Equity Securities (1)
Investment grade
3 Months or less	2	$0.4	$0.5	$(0.1)
4 through 6 months	14	4.9	7.4	(2.5)
7 through 9 months	24	10.8	14.1	(3.3)
10 through 12 months	5	3.7	6.1	(2.4)
13 through 24 months	38	19.9	34.7	(14.8)
25 through 36 months	1	3.4	4.4	(1.0)
Greater than 36 months	—	—	—	—

Total	84	$43.1	$67.2	$(24.1)

Non-investment grade
3 Months or less	—	—	—	—
4 through 6 months	1	0.6	1.1	(0.5)
7 through 9 months	1	0.5	0.6	(0.1)
Greater than 9 months	—	—	—	—

Total	2	$1.1	$1.7	$(0.6)

Not rated
3 months or less	2	0.1	0.1	*
4 through 6 months	1	1.8	2.3	(0.5)
Greater than 6 months	—	—	—	—

Total	3	$1.9	$2.4	$(0.5)

Total equity securities	89	$46.1	$71.3	$(25.2)

Total fixed maturity securities and equity securities	1,021	$1,805.6	$2,201.2	$(395.6)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 334 were trading below 80% of book value at December 31, 2008 and the table below provides additional information regarding these securities. These positions were structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2008

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	130	$253.6	$375.8	$(122.2)
4 through 6 months	42	72.5	127.3	(54.8)
7 through 9 months	13	12.8	45.6	(32.8)
10 through 12 months	4	7.5	26.0	(18.5)
Greater than 12 months	—	—	—	—

Total	189	$346.4	$574.7	$(228.3)

Non-investment grade
3 months or less	78	$47.3	$68.3	$(21.0)
4 through 6 months	11	5.5	9.8	(4.3)
7 through 9 months	3	4.0	7.6	(3.6)
10 through 12 months	1	0.5	0.9	(0.4)
Greater than 12 months	—	—	—	—

Total	93	$57.3	$86.6	$(29.3)

Not rated	—	—	—	—

Total fixed maturity securities	282	$403.7	$661.3	$(257.6)

Equity Securities
Investment grade
3 Months or less	10	$5.2	$8.2	$(3.0)
4 through 6 months	31	23.3	40.0	(16.7)
7 through 9 months	5	0.8	2.2	(1.4)
10 through 12 months	1	0.8	1.9	(1.1)
Greater than 12 months	—	—	—	—
Non-investment grade, all 3 months or less	2	1.1	1.7	(0.6)
Not rated, all 3 months or less	3	0.1	0.1	*

Total equity securities	52	$31.3	$54.1	$(22.8)

Total fixed maturity securities and equity securities	334	$435.0	$715.4	$(280.4)

*	Less than $0.1 million.

The 334 securities with fair values below 80% of book value at December 31, 2008 represented approximately 11% of the Company’s total investment portfolio at fair value. And, approximately 71% of those securities have been below 80% of book value for three months or less as of December 31, 2008. Of the total securities trading below 80% of book value, 69 securities had fair values less than 50% of book value, representing 2% of the Company’s total investment portfolio, with a pretax unrealized loss of $124.5 million. Commercial mortgage-backed securities represented $81.5 million of the pretax unrealized loss from securities with fair value less than 50% of book value at December 31, 2008.

The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2008 — which was driven largely by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the contractual terms of the securities including expected underlying cash flows, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2008. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2007.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2007

	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	2	$4.7	$6.1	$(1.4)
4 through 6 months	1	3.0	4.9	(1.9)
Greater than 6 months	—	—	—	—
Non-investment grade	—	—	—	—
Not rated	—	—	—	—

Total fixed maturity securities	3	$7.7	$11.0	$(3.3)

Equity Securities
Investment grade	—	—	—	—
Non-investment grade, all 3 Months or less	1	$1.6	$2.5	$(0.9)
Not rated, all 4 through 6 months	1	2.3	3.4	(1.1)

Total equity securities	2	$3.9	$5.9	$(2.0)

Total fixed maturity securities and equity securities	5	$11.6	$16.9	$(5.3)

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2008	2007	Percent	Amount	2006
Property and casualty	$416.1	$360.4	15.5%	$55.7	$340.6
Annuity	1.7	0.2	N.M.	1.5	1.1
Life	53.7	47.9	12.1%	5.8	47.0

Total	$471.5	$408.5	15.4%	$63.0	$388.7

Property and casualty catastrophe losses, included above (1)	$73.9	$23.6	213.1%	$50.3	$19.2

N.M.-	Not meaningful.
(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2008	2007	2006
Incurred claims and claim expenses:
Claims occurring in the current year	$434.2	$380.4	$359.8
Decrease in estimated reserves for claims occurring in prior years (1) (2)	(18.1)	(20.0)	(19.2)

Total claims and claim expenses incurred	$416.1	$360.4	$340.6

Property and casualty loss ratio:
Total	76.9%	67.4%	63.3%
Effect of catastrophe costs, included above (2)	13.7%	4.4%	3.6%

(1)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(2)	(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2008	2007	2006
Three months ended
March 31	$(2.7)	$(5.5)	$(4.0)
June 30	(2.4)	(5.6)	(8.1)
September 30	(6.3)	(3.7)	(5.1)
December 31	(6.7)	(5.2)	(2.0)

Total full year	$(18.1)	$(20.0)	$(19.2)

Property and casualty catastrophe losses were incurred as follows:
Three months ended
March 31	$5.4	$2.5	$3.0
June 30	22.4	4.9	8.4
September 30	36.2 *	10.3	7.2
December 31	9.9 **	5.9	0.6

Total full year	$73.9	$23.6	$19.2

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

*	Included approximately $5 million related to reserve development for catastrophe activity in the second quarter of 2008.

**	Included approximately $7 million related to reserve development for hurricane catastrophe activity in the third quarter of 2008.

For 2008, the Company’s benefits, claims and settlement expenses increased compared to the prior year, including a significant increase in catastrophe losses — primarily from third quarter hurricanes and severe storm and tornado events in the second quarter, a smaller decrease in estimated reserves for property and casualty claims occurring in prior years, and unfavorable life mortality experience.

In 2008, the Company’s benefits, claims and settlement expenses of $471.5 million increased 15.4%, or $63.0 million, compared to 2007. This increase included a $50.3 million increase in catastrophe losses, largely resulting from Hurricanes Gustav and Ike. Property and casualty claims in 2008 also reflected an increase in non-catastrophe weather-related losses. In 2007, the Company’s benefits, claims and settlement expenses increased $19.8 million compared to 2006, including a decrease in estimated reserves for property and casualty claims occurring in prior years, more than offset by a modest increase in property and automobile claim frequencies for the 2007 accident period, consistent with industry experience, and an increase in catastrophe losses. Catastrophe losses in 2007 and 2006 reflected non-hurricane events, including Minnesota hail storms in 2006, California wildfires in 2007, and non-hurricane wind damage in both years.

In 2008, the current period favorable development of prior years’ property and casualty reserves of $18.1 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2007 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior. In 2007, the current period favorable development of prior years’ reserves of $20.0 million was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and 2005, being below the level anticipated in the December 31, 2006 loss reserve estimate for both the voluntary automobile and homeowners lines of business. The favorable development was driven primarily by emerging claim trends related to voluntary automobile claim severity and homeowners claim frequency. Favorable development of prior years’ property and casualty reserves totaled $19.2 million in 2006, primarily the result of favorable frequency trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and 2004. Catastrophe losses in 2006 included $1.4 million of adverse development of prior years’ catastrophe loss reserves, primarily due to increases in ultimate net settlement cost related to two third quarter 2005 events: a severe hail storm in Minnesota and Hurricane Katrina.

For 2008, the voluntary automobile loss ratio of 68.0% decreased by 1.7 percentage points compared to 2007, including a 0.7 percentage point increase due to the higher level of catastrophe losses and a 1.0 percentage point decrease due to the higher level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 97.2% for 2008 increased 36.8 percentage points compared to a year earlier, including an increase of 26.8 percentage points due to the higher level of catastrophe costs and an increase of 5.1 percentage points due to a small amount of unfavorable development of prior years’ reserves recorded in 2008 compared to favorable development of prior years’ reserves recorded in 2007. In 2008, in addition to the significant increase in catastrophe events in the second and third quarters, late-winter storms in some sections of the U.S. and heavy thunderstorms and tornadoes across the Southern U.S. contributed to higher than average first quarter catastrophic losses for the Company as well as the industry. For 2008, catastrophe costs represented 40.4 percentage points of the homeowners loss ratio compared to 13.6 percentage points for 2007. Also, the homeowners loss ratio reflected an increase in non-catastrophe weather-related losses due to the more severe weather in 2008. For 2006, the voluntary automobile loss ratio was 65.3% and the homeowners loss ratio was 55.6%, including 11.3 percentage points due to catastrophe costs.

For the annuity segment, benefits for 2008 increased $1.5 million compared to 2007 following a decrease of $0.9 million compared to 2006. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $1.3 million at December 31, 2008, compared to less than $0.1 million at December 31, 2007 and $0.7 million at December 31, 2006. The increase in this reserve in 2008 reflected the impact of poor financial markets performance. The decrease at December 31, 2007 was primarily the result of a reserve refinement.

For the life segment, benefits in 2008 increased $5.8 million compared to 2007, primarily reflecting higher mortality costs in 2008. Life segment benefits increased modestly in 2007, compared to 2006.

Interest Credited to Policyholders

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2008	2007	Percent	Amount	2006
Annuity	$93.5	$90.0	3.9%	$3.5	$86.5
Life	38.3	37.2	3.0%	1.1	36.0

Total	$131.8	$127.2	3.6%	$4.6	$122.5

Compared to 2007, the current year increase in annuity segment interest credited reflected a 5.0% increase in average accumulated fixed deposits, partially offset by a 6 basis point decline in the average annual interest rate credited to 4.28%. Compared to 2006, the 2007 increase in annuity segment interest credited reflected a 4.7% increase in average accumulated fixed deposits, partially offset by a 3 basis point decline in the average annual interest rate credited to 4.34%. Life insurance interest credited increased in both 2008 and 2007 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. Fixed annuity crediting rates were lowered in recent years to reflect the decline in the rate of income on invested assets caused by lower investment rates on new and reinvested funds. The net interest spreads for the years ended December 31, 2008, 2007 and 2006 were 154 basis points, 143 basis points and 126 basis points, respectively.

As of December 31, 2008, fixed annuity account values totaled $2.3 billion, including $2.0 billion of deferred annuities. Approximately 20% of the deferred annuity account values had minimum guaranteed interest rates of 3% or lower while approximately 70% of account values had minimum guaranteed rates of 4.5% or greater. For $1.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 11 basis points compared to 2007, due to improvements in the Company’s investment portfolio yield and continued decreases in average interest crediting rates. Compared to 2006, the annuity net interest spread increased 17 basis points in 2007.

Operating Expenses

In 2008, operating expenses decreased 4.7%, or $6.6 million, compared to 2007. The 2008 decline was attributable primarily to lower incentive compensation, which was impacted by the decline in Horace Mann’s stock price during the year, partially offset by the impact of increased strategic investments in distribution and technology initiatives. In 2007, operating expenses decreased 1.5%, or $2.1 million, compared to 2006. A significant portion of this variance amount between periods was due to the Company’s expense control initiatives, which helped mitigate the impact of increased strategic investments in distribution and technology initiatives in 2007, and a litigation settlement charge in 2006. The property and casualty expense ratio of 23.8% for 2008 decreased 0.7 percentage point compared to 2007, reflecting the items above and the Company’s overall expense control discipline. The property and casualty expense ratio was 24.3% in 2006.

Amortization of Policy Acquisition Expenses and Intangible Assets

For the year ended December 31, 2008, the combined amortization of policy acquisition expenses and intangible assets of $84.4 million increased $3.3 million compared to 2007, primarily reflecting an increase in the current year from the valuation of annuity deferred policy acquisition costs with the favorable impact of the investment losses recognized in the year more than offset by the adverse impact of the financial markets on variable deposit fund performance.

Amortized policy acquisition expenses were $79.1 million for 2008 compared to $75.7 million and $74.0 million for the years ended December 31, 2007 and 2006, respectively. The December 31, 2008 valuation of annuity deferred policy acquisition costs resulted in an increase in amortization of $4.0 million, as the approximately $7 million favorable impact of investment losses recognized in 2008 was more than offset by the approximately $11 million adverse impact of financial market performance, compared to a $1.2 million increase in amortization from a similar valuation at December 31, 2007. For the life segment, the December 31, 2008 valuation of deferred policy acquisition costs resulted in a $0.2 million increase in amortization equal to the $0.2 million increase for the 2007 valuation. The December 31, 2006 valuations of annuity and life deferred policy acquisition costs resulted in increases of $0.5 million and $0.6 million, respectively. The remaining increases in amortized policy acquisition costs were due to scheduled amortization of capitalized costs.

Amortization of intangible assets was $5.3 million, $5.4 million and $6.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The December 31, 2008 valuation of Annuity VIF resulted in no change in amortization compared to increases of $0.2 million and $0.7 million at December 31, 2007 and 2006, respectively. The amortization of Annuity VIF was completed as of December 31, 2008. The remaining $0.2 million of value of acquired insurance in force for the life segment will be amortized in the first three months of 2009.

Income Tax Expense (Benefit)

For the year ended December 31, 2008, the Company recorded a tax benefit of $10.7 million on pretax income, including net realized investment gains and losses, of $0.2 million. The 2008 amount included a reduction of $4.2 million as a result of the IRS completing its examination of the 2002, 2004, 2005 and 2006 tax years in 2008. This reduction benefited the net income of the Company’s segments as follows: annuity segment $2.6 million, corporate and other segment $1.2 million, and property and casualty segment $0.4 million. The effective income tax rate on the Company’s pretax income including net realized investment gains and losses, was 29.3% and 29.7% for the years ended December 31 2007 and 2006, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.4 and 5.6 percentage points for the years ended December 31, 2007 and 2006, respectively, and due to the reduced level of income in 2008, expression of the impact as a percentage is not meaningful for that year. Income from tax-advantaged securities was comparable between the three years. (See also “Notes to Consolidated Financial Statements — Note 7 — Income Taxes”.)

At September 30, 2008, the Company established a deferred tax allowance of $11.5 million related to realized and unrealized investment losses. Based on an assessment that gross realized and unrealized gains at December 31, 2008 were then sufficient, in conjunction with other tax planning strategies, to offset gross unrealized investment losses, the $11.5 million deferred tax allowance was reduced to zero at year-end.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2008, the Company had income tax returns for the 2005, 2006 and 2007 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $1.2 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For 2008, the Company’s net income of $10.9 million represented a decrease of $71.9 million compared to 2007, including a $39.3 million reduction in after-tax net realized investment gains and losses. Catastrophe costs increased $32.8 million after tax and non-catastrophe weather-related losses also increased compared to the prior year. In addition, compared to 2007, net income in the current year was negatively impacted by $1.2 million due to a modestly reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.7% for 2008 compared to 91.9% for 2007. As described above in “Income Tax Expense (Benefit)”, the current year net income benefited by $4.2 million as a result of the completion of IRS examinations. Annuity segment net income decreased slightly compared to 2007, due to a decline in contract charges and fees nearly offset by the federal income tax benefit described above. On a pretax basis for the annuity segment, current year improvements in the interest margin were offset by the adverse impact of the financial markets on the level of contract charges earned, the valuation of deferred policy acquisition costs and the Company’s guaranteed minimum death benefit reserve. Life segment net income decreased $0.9 million, or 5.2%, compared to a year earlier, as growth in earned premium of $2.3 million and investment income of $2.3 million was more than offset by higher mortality costs.

For 2007, the Company’s net income decreased $15.9 million compared to 2006, including a $9.3 million reduction in after tax realized investment gains. Consistent with management’s expectations and industry experience, the increase in property and casualty average loss costs per policy exceeded the increase in average premium per policy for the 2007 accident period, which adversely impacted the combined ratio and net income. Compared to 2006, results in 2007 were positively impacted by a comparable level of favorable development of prior years’ property and casualty non-catastrophe reserves but were negatively impacted by the increased cost of the Company’s catastrophe reinsurance program. In 2007, catastrophe costs increased compared to 2006. Including all of these factors, the property and casualty combined ratio was 91.9% for 2007 compared to 87.6% for 2006. Annuity segment net income increased $4.4 million, or 33% compared to 2006, driven by double-digit growth in both the interest margin and contract charges earned. Life segment net income increased $2.8 million, or 19%, compared to a year earlier, reflecting growth in investment income and favorable mortality experience.

For 2006, the Company’s net income benefited from a moderate level of catastrophe losses. In 2006, earnings from the property and casualty segment continued to benefit from underwriting and pricing actions taken in prior years, ongoing improvements in claims processes, cost containment initiatives, and low non-catastrophe claim frequencies, somewhat offset by the increased costs of the Company’s enhanced catastrophe reinsurance program. Net income in 2006 also benefited from favorable development of prior years’ property and casualty claim reserves. The property and casualty combined ratio was 87.6% for 2006.

Net income (loss) by segment and net income per share were as follows:

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2008	2007	Percent	Amount	2006
Analysis of net income (loss) by segment:
Property and casualty	$28.1	$61.2	-54.1%	$(33.1)	$74.3
Annuity	17.3	17.6	-1.7%	(0.3)	13.2
Life	16.4	17.3	-5.2%	(0.9)	14.5
Corporate and other (1)	(50.9)	(13.3)	N.M.	(37.6)	(3.3)

Net income	$10.9	$82.8	-86.8%	$(71.9)	$98.7

Effect of catastrophe costs, after tax, included above	$(48.1)	$(15.3)	214.4%	$(32.8)	$(12.9)

Diluted:
Net income per share	$0.27	$1.86	-85.5%	$(1.59)	$2.19

Weighted average number of shares and equivalent shares (in millions)	40.6	44.6	-9.0%	(4.0)	45.8
Property and casualty combined ratio:
Total	100.7%	91.9%	N.M.	8.8%	87.6%
Effect of catastrophe costs, included above	13.7%	4.4%	N.M.	9.3%	3.6%

N.M.- Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three years ended December 31, 2008, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the 2008 increase in net loss compared to 2007 was due to a greater amount of net realized investment losses compared to 2007. The 2007 decline in net income compared to 2006 was due primarily to net realized investment losses in 2007, compared to net realized investment gains in 2006, and an increase in debt interest expense.

Return on shareholders’ equity based on net income was 2%, 12% and 17% for the years ended December 31, 2008, 2007 and 2006, respectively.

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. The Company’s management did not elect to measure any additional eligible financial assets or financial liabilities at fair value and, as a result, adoption of this SFAS did not have an effect on the results of operations or financial position of the Company. Effective January 1, 2008, the Company adopted FASB SFAS No. 157, “Fair Value Measurements”. This pronouncement did not require any new fair value measurements and its adoption did not affect the results of operations or financial position of the Company. In February 2008, upon issuance, the Company adopted, FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, and pursuant to its provisions has delayed the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. FSP No. FAS 157-3 was effective upon issuance, and applied to periods for which financial statements had not been issued. The Company adopted FSP No. FAS 157-3 in the preparation of its September 30, 2008 financial statements; however, adoption did not have a material effect on the results of operations or financial position of the Company. Effective October 1, 2008, the Company adopted FSP No. Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF No. 99-20”. FSP No. EITF 99-20-1 aligns impairment guidance in determining whether an other-than-temporary impairment has occurred; the Company began reflecting this guidance prospectively as of October 1, 2008.

Outlook for 2009

At the time of this Annual Report on Form 10-K, management estimates that 2009 full year net income before realized investment gains and losses will be within a range of $1.45 to $1.65 per diluted share. This projection anticipates, for the Company’s property and casualty segment, a return to more normal catastrophe levels, a reduced level of favorable prior years’ reserve development and a modest increase in underlying combined ratios; and, for the annuity segment, a return to historical market appreciation levels for 2009. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2008, 2007 and 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2008 — Net Realized Investment Gains and Losses”, “Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2008, net cash provided by operating activities decreased compared to 2007, primarily reflecting an increase in the level of benefits/claims paid, including the impact of significant property and casualty catastrophe claims in 2008.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2009 without prior approval are approximately $55 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in 2008. For the year ended December 31, 2008, receipts from annuity contracts decreased $25.4 million, or 7.5% compared to 2007, as described in “Results of Operations for the Three Years Ended December 31, 2008 — Insurance Premiums and Contract Charges”. Annuity contract benefits and withdrawals decreased $17.0 million, or 8.7%, compared to 2007. Cash value retentions for variable and fixed annuity options were 93.2% and 93.5%, respectively, for the year ended December 31, 2008. Net transfers to variable annuity accumulated cash values decreased $71.2 million, or 49.3%, compared to 2007.

On October 2, 2008, the Company borrowed $75.0 million under its existing $125.0 million Bank Credit Facility. Prior to December 31, 2008, the Company repaid $37.0 million of this borrowing leaving a balance of $38.0 million outstanding at December 31, 2008.

During 2008, the Company repurchased 3,198,225 shares of its common stock, or 7.6% of the outstanding shares on December 31, 2007, at an aggregate cost of $54.3 million, or an average cost of $16.99 per share, under its stock repurchase programs, which are further described in “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options”. The repurchase of shares was financed through use of cash. As of June 30, 2008, the Company had completed its authorized share repurchase programs. See also “Liquidity and Financial Resources — Capital Resources”.

Contractual Obligations

	Payments Due By Period As of December 31, 2008
	Total	Less Than 1 Year (2009)(1)	1 - 3 Years (2010 and 2011)	3 - 5 Years (2012 and 2013)	More Than 5 Years (2014 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$3,260.2	$132.9	$279.6	$287.1	$2,560.6
Supplemental contracts (1)	961.8	38.6	71.1	68.4	783.7
Life insurance policies (1)	2,337.1	78.8	166.3	170.4	1,921.6
Property and casualty claims and claim adjustment expenses (1)	297.8	166.5	104.1	21.8	5.4
Short-term Debt Obligations (2):
Bank Credit Facility (expires December 19, 2011)	43.7	1.8	41.9	—	—
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	104.5	4.5	9.1	9.1	81.8
Senior Notes Due April 15, 2016	189.2	8.6	17.1	17.1	146.4
Operating lease obligations (3)	26.6	3.0	5.4	4.4	13.8
Purchase obligations	2.8	2.8	—	—	—

Total	$7,223.7	$437.5	$694.6	$578.3	$5,513.3

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.

(2)	Includes principal and interest.

(3)	The Company has entered into various operating lease agreements, primarily for real estate (claims and agency offices across the country and portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments—Annuity and Life Segments

The following table duplicates information above and summarizes the Company’s life and annuity contractual obligations and commitments as of December 31, 2008 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2008
	Total	Less Than 1 Year (2009)	1 - 3 Years (2010 and 2011)	3 - 5 Years (2012 and 2013)	More Than 5 Years (2014 and beyond)
Fixed annuities and fixed option of variable annuities	$3,260.2	$132.9	$279.6	$287.1	$2,560.6
Supplemental contracts	961.8	38.6	71.1	68.4	783.7
Life insurance	2,337.1	78.8	166.3	170.4	1,921.6

Total	$6,559.1	$250.3	$517.0	$525.9	$5,265.9

For the majority of the Company’s annuity and life insurance operations, the estimated contractual obligations for future policyholder benefits as presented in the table above were derived from the annual cash flow testing analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under generally accepted accounting principles. Actual amounts may vary, potentially in a significant manner, from the amounts indicated due to deviations between assumptions and actual results and the addition of new business in future periods.

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2008. Separate account payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

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

The following table includes estimated future claims and claims related payments at December 31, 2008. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2008
	Total	Less Than 1 Year (2009)	1 - 3 Years (2010 and 2011)	3 - 5 Years (2012 and 2013)	More Than 5 Years (2014 and beyond)
Claims and claim adjustment expenses	$297.8	$166.5	$104.1	$21.8	$5.4

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

The total capital of the Company was $686.3 million at December 31, 2008, including $199.5 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 27.4% of total capital excluding unrealized investment gains and losses (34.6% including unrealized investment gains and losses) at December 31, 2008, which was modestly above the Company’s long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of December 31, 2008.

Shareholders’ equity was $448.8 million at December 31, 2008, including a net unrealized loss in the Company’s investment portfolio of $182.1 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $359.0 million and $9.19, respectively, at December 31, 2008. Book value per share was $11.49 at December 31, 2008 ($16.15 excluding investment fair value adjustments).

Additional information regarding the net unrealized loss in the Company’s investment portfolio at December 31, 2008 is included in “Results of Operations for the Three Years Ended December 31, 2008 — Net Realized Investment Gains and Losses”.

In September 2007, HMEC’s Board of Directors (“Board”) authorized a new $50.0 million share repurchase program and ended the May 1999 authorization. The new program authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. By February 19, 2008, the Company had completed the $50.0 million authorized by the new program, resulting in a total of 2,738,376 shares repurchased under this program at an average cost of $18.28 per share. In March 2008, the Board authorized an additional $25.0 million share repurchase program allowing for repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (the “March 2008 Program”). As of June 30, 2008, the Company had completed the March 2008 Program, resulting in a total of 1,571,449 shares repurchased under this program at an average cost of $15.93 per share. As of June 30, 2008, the Company had completed all of its authorized share repurchase programs. See also “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options — Share Repurchase Program and Treasury Shares Held”.

As of December 31, 2008, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” listed on page F-1 of this report.

The Senior Notes due 2015 have an investment grade rating from Standard & Poor’s Corporation (“S&P”) (BBB), Moody’s Investors Service, Inc. (“Moody’s”) (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2008, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount of 0.305% resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements — Note 5 — Debt” listed on page F-1 of this report.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2008, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 4.7%, at December 31, 2008; LIBOR plus 0.6%, or 1.12%, as of the time of this Annual Report on Form 10-K). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2008. The Company elected to borrow $75.0 million on October 2, 2008, in light of the illiquidity in the credit markets at that time, to provide the holding company flexibility for future capital needs, including capital contributions to the Company’s insurance subsidiaries, if necessary, to maintain capital and operating ratios at a level consistent with the insurance subsidiaries’ financial strength ratings as of September 30, 2008. Prior to December 31, 2008, the Company repaid $37.0 million of the amount borrowed in October 2008. As of the date of this Annual Report on Form 10-K, no capital contributions had been made to the insurance subsidiaries.

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in November 2008. The registration statement, which registers the offer and sale by the Company from time to time of up to $300 million of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants and/or delayed delivery contracts, was declared effective on January 7, 2009. Unless fully utilized or withdrawn by the Company earlier, this registration statement will remain effective through January 7, 2012. No securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2008, 2007 and 2006 was 1.0x, 1.8x and 2.0x, respectively. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 1.0x, 9.3x and 11.7x for the years ended December 31, 2008, 2007 and 2006, respectively.

Total shareholder dividends were $15.0 million for the year ended December 31, 2008. In March, May, September and December 2008, the Board of Directors announced regular quarterly dividends per share of $0.105, $0.105, $0.105 and $0.0525, respectively.

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

Assigned ratings as of February 19, 2009 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. On October 9, 2008, S&P affirmed the Company’s ratings and revised its outlook for those ratings from stable to negative citing the relatively high catastrophe frequency in the property and casualty industry, as well as general credit and equity market deterioration. On September 17, 2008, Moody’s affirmed the Company’s ratings and the outlook for those ratings. On May 23, 2008, A.M. Best affirmed the Company’s ratings and the outlook of those ratings. Assigned ratings as of February 19, 2009 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)			Debt Ratings (Outlook)

As of February 19, 2009
S&P (1)	A	(negative	)	BBB	(negative	)
Moody’s (1)	A3	(stable	)	Baa3	(stable	)
A.M. Best	A-	(stable	)	bbb-	(stable	)

(1)	This agency has not yet rated Horace Mann Lloyds.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2008 — Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2008 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2008, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the annuity and life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2008 — Net Realized Investment Gains and Losses” and “Business — Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2008 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2008, the duration of both the fixed income securities portfolio and the Company’s insurance liabilities was estimated to be approximately 6 years.

The annuity and life operations participate in the cash flow testing procedures imposed by statutory insurance regulations, the purpose of which is to insure that such liabilities are adequate to meet the Company’s obligations under a variety of interest rate scenarios. Based on these procedures, the Company’s assets and the investment income expected to be received on such assets are adequate to meet the insurance policy obligations and expenses of the Company’s insurance activities in all but the most extreme circumstances.

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2008, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would decrease by approximately $20 million after tax, or 4% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $7 million after tax, or 2% of shareholders’ equity. At December 31, 2007, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $16 million after tax, or 2% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $42 million after tax, or 6% of shareholders’ equity. In each case, these changes in interest rates assume a parallel shift in the yield curve.

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

Recent Accounting Changes

FSP FAS 132(R)-1

In December 2008, the Financial Accounting Standards Board (“FASB”) amended Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, through issuance of FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. For fiscal years ending after December 15, 2009, the FSP requires employers to disclose additional information about investment allocation decisions, major categories of plan assets and fair value techniques and inputs used to measure plan assets. Management believes the adoption of this FSP will not have a material effect on the results of operations or financial position of the Company.

SFAS No. 163

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement applies to financial guarantee insurance and reinsurance contracts, including the recognition and measurement of premium revenue and claim liabilities. Management believes this pronouncement will not have a material effect on the results of operations or financial position of the Company.

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

FSP APB 14-1

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Management believes the adoption of this FSP will not have a material effect on the results of operations or financial position of the Company.

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

FSP FAS 140-3

In February 2008, the FASB amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a replacement of FASB Statement No. 125”, through issuance of FSP FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement unless four conditions are all met. Transactions that meet all four criteria will be accounted for separately from repurchase financings. Management believes the adoption of this FSP will not have a material effect on the results of operations or financial position of the Company.

SFAS No. 157

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, to partially defer the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are disclosed at fair value in the financial statements on a non-recurring basis. The FSP does not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually. The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management believes the adoption of this FSP will not have a material effect on the results of operations or financial position of the Company.

Other Matters

Ariel Capital Management, Inc., HMEC’s largest shareholder with 12.0% of the common shares outstanding per their SEC filing on Form 13G as of December 31, 2008, is the investment adviser for two of the mutual funds offered to the Company’s annuity customers.

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

REPORT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

Horace Mann Educators Corporation

The consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years ended December 31, 2008, 2007 and 2006 have been prepared by management, who is responsible for their integrity and reliability. The statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include some amounts that are based upon management’s best estimates and judgements. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. The financial information contained elsewhere in this Annual Report on Form 10-K is consistent with that contained in the consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, effective January 1, 2007. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109, effective January 1, 2007. As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

March 2, 2009

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS
Investments
Fixed maturities, available for sale, at fair value
Fixed maturities (amortized cost 2008, $3,787,857; 2007, $3,795,665)	$3,485,261	$3,798,343
Fixed maturity securities on loan (amortized cost 2008, $0; 2007, $74,599)	—	74,658

Total fixed maturities	3,485,261	3,873,001
Equity securities, available for sale, at fair value (amortized cost 2008, $86,184; 2007, $94,083)	61,569	86,548
Short-term and other investments	354,925	143,990
Short-term investments, loaned securities collateral	—	76,711

Total investments	3,901,755	4,180,250
Cash	9,204	13,209
Accrued investment income and premiums receivable	103,534	101,427
Deferred policy acquisition costs	312,046	261,789
Goodwill	47,396	47,396
Value of acquired insurance in force	223	5,380
Other assets	168,343	87,652
Separate Account (variable annuity) assets	965,217	1,562,210

Total assets	$5,507,718	$6,259,313

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,166,518	$2,014,211
Interest-sensitive life contract liabilities	685,854	663,087
Unpaid claims and claim expenses	311,243	315,382
Future policy benefits	193,000	188,117
Unearned premiums	206,578	202,527

Total policy liabilities	3,563,193	3,383,324
Other policyholder funds	128,359	138,470
Liability for securities lending agreements	—	76,850
Other liabilities	164,555	205,696
Short-term debt	38,000	—
Long-term debt	199,549	199,485
Separate Account (variable annuity) liabilities	965,217	1,562,210

Total liabilities	5,058,873	5,566,035

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2008, 60,874,984; 2007, 60,855,455	61	61
Additional paid-in capital	355,542	353,841
Retained earnings	694,492	698,539
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(182,065)	(2,621)
Net funded status of pension and other postretirement benefit obligations	(11,522)	(3,217)
Treasury stock, at cost, 2008, 21,813,196 shares; 2007, 18,614,971 shares	(407,663)	(353,325)

Total shareholders’ equity	448,845	693,278

Total liabilities and shareholders’ equity	$5,507,718	$6,259,313

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Insurance premiums and contract charges earned	$658,532	$654,257	$653,922
Net investment income	230,269	223,762	209,009
Net realized investment gains (losses)	(63,859)	(3,418)	10,876
Other income	9,876	12,404	12,035

Total revenues	834,818	887,005	885,842

Benefits, losses and expenses
Benefits, claims and settlement expenses	471,532	408,490	388,735
Interest credited	131,798	127,247	122,478
Policy acquisition expenses amortized	79,134	75,659	73,998
Operating expenses	132,392	139,099	141,117
Amortization of intangible assets	5,329	5,379	6,078
Interest expense	14,455	14,060	13,143

Total benefits, losses and expenses	834,640	769,934	745,549

Income before income taxes	178	117,071	140,293
Income tax expense (benefit)	(10,739)	34,283	41,585

Net income	$10,917	$82,788	$98,708

Earnings per share
Basic	$0.27	$1.92	$2.29

Diluted	$0.27	$1.86	$2.19

Weighted average number of shares and equivalent shares
Basic	39,819,548	43,145,163	43,011,980
Diluted	40,588,575	44,610,496	45,773,167
Comprehensive income (loss)
Net income	$10,917	$82,788	$98,708
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(179,444)	(13,691)	(17,376)
Change in net funded status of pension and other postretirement benefit obligations	(8,305)	239	(3,456)
Change in minimum pension liability adjustment	—	—	14,301

Other comprehensive loss	(187,749)	(13,452)	(6,531)

Total	$(176,832)	$69,336	$92,177

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Common stock
Beginning balance	$61	$61	$60
Options exercised, 2008, 0 shares; 2007, 240,352 shares; 2006, 114,400 shares	—	—	1
Conversion of Director Stock Plan units, 2008, 16,355 shares; 2007, 18,362 shares; 2006, 761 shares;	—	—	—
Conversion of restricted stock units, 2008, 3,174 shares; 2007, 2,115 shares; 2006, 4,066 shares	—	—	—

Ending balance	61	61	61

Additional paid-in capital
Beginning balance	353,841	347,873	345,251
Options exercised and conversion of Director
Stock Plan units and restricted stock units	369	4,866	1,966
Share-based compensation expense	1,332	1,102	656

Ending balance	355,542	353,841	347,873

Retained earnings
Beginning balance	698,539	634,110	553,712
Net income	10,917	82,788	98,708
Cash dividends, 2008, $0.3675 per share; 2007 and 2006, $0.42 per share	(14,964)	(18,359)	(18,310)

Ending balance	694,492	698,539	634,110

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	(5,838)	7,614	14,145
Change in net unrealized gains and losses on fixed maturities and equity securities	(179,444)	(13,691)	(17,376)
Change in net funded status of pension and other postretirement benefit obligations	(8,305)	239	(3,456)
Change in minimum pension liability adjustment	—	—	14,301

Ending balance	(193,587)	(5,838)	7,614

Treasury stock, at cost
Beginning balance, 2008, 18,614,971 shares; 2007 and 2006, 17,503,371 shares	(353,325)	(332,577)	(332,577)
Purchase of 3,198,225 shares in 2008; 1,111,600 shares in 2007	(54,338)	(20,748)	—

Ending balance, 2008, 21,813,196 shares; 2007,18,614,971 shares; 2006, 17,503,371 shares	(407,663)	(353,325)	(332,577)

Shareholders’ equity at end of period	$448,845	$693,278	$657,081

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows - operating activities
Premiums collected	$666,139	$664,133	$660,223
Policyholder benefits paid	(496,277)	(449,519)	(437,006)
Policy acquisition and other operating expenses paid	(214,800)	(212,115)	(216,760)
Federal income taxes paid	(5,909)	(15,016)	(15,409)
Investment income collected	230,879	225,877	208,356
Interest expense paid	(13,683)	(13,772)	(11,150)
Contribution to defined benefit pension plan trust fund	—	—	(6,450)
Other	(3,497)	2,057	4,002

Net cash provided by operating activities	162,852	201,645	185,806

Cash flows - investing activities
Fixed maturities
Purchases	(903,601)	(1,389,677)	(961,646)
Sales	597,666	776,421	525,990
Maturities, paydowns, calls and redemptions	337,493	538,989	285,858
Net cash used in short-term and other investments	(221,809)	(56,203)	(81,209)

Net cash used in investing activities	(190,251)	(130,470)	(231,007)

Cash flows - financing activities
Dividends paid to shareholders	(14,964)	(18,359)	(18,310)
Purchase of treasury stock	(54,338)	(20,748)	—
Exercise of stock options	—	4,477	1,874
Principal borrowings on Bank Credit Facility	38,000	—	—
Proceeds from issuance of Senior Notes due 2016	—	—	123,485
Repurchase of Senior Convertible Notes	—	(32,563)	(82,846)
Annuity contracts, variable and fixed
Deposits	311,747	337,148	325,691
Benefits and withdrawals	(178,079)	(195,102)	(149,750)
Net transfer to Separate Account (variable annuity) assets	(73,328)	(144,545)	(120,401)
Life policy accounts
Deposits	1,896	1,333	1,629
Withdrawals and surrenders	(5,636)	(6,347)	(6,816)
Change in bank overdrafts	(1,904)	3,302	(15,917)

Net cash provided by (used in) financing activities	23,394	(71,404)	58,639

Net increase (decrease) in cash	(4,005)	(229)	13,438
Cash at beginning of period	13,209	13,438	—

Cash at end of period	$9,204	$13,209	$13,438

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

The subsidiaries of HMEC market and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to K-12 teachers, administrators and other employees of public schools and their families. The Company’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

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

Short-term and other investments are comprised of policy loans, carried at unpaid principal balances; short-term fixed income securities, carried at cost which approximates fair value; and mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts.

Interest income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

Realized gains and losses arising from the sale (recorded on a trade date basis) or impairment of securities are determined based upon specific identification of securities. The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value or until it matures, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, (7) the cash flows of the issuer or the underlying cash flows for asset-backed securities and (8) a near-term recovery period for equity securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if management believes it is probable that amounts due will not be collected according to the contractual terms of a debt security, or if the Company does not have the ability and intent to hold a debt or equity security with an unrealized loss until it matures or recovers in value, an other-than-temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value, this security will be reviewed for an other-than-temporary impairment. Also as a general rule, if the fair value of an equity security has declined below cost, this security will be reviewed for an other-than-temporary impairment including an assessment of whether recovery in fair value is likely to occur within a reasonable period of time. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to book value relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows will be stress tested to determine if there has been any adverse change in the expected cash flows.

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to changes in interest rates, spread widening or market illiquidity where there exists a reasonable expectation based on the Company’s consideration of all objective information available that the Company will recover all amounts due under the contractual terms of the security and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. Management believes that its intent and ability to hold a fixed maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that the Company’s intent or ability to hold a fixed maturity investment with a continuous unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other-than-temporary impairment is performed. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 59, “Accounting for Non-Current Marketable Equity Securities”, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, and related guidance.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

SOP 05-1 provides guidance on accounting for deferred policy acquisition costs (“DAC”) on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the years ended December 31, 2008 and 2007, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $172 and $207 of additional DAC amortization for the respective years.

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

The Company’s value of acquired insurance in force is an intangible asset with a definite life and is amortized under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill, under SFAS No. 142, is no longer subject to amortization, but is evaluated for impairment at the reporting unit level at least annually or whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is the operating segment or a business unit one level below the operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments.

The allocation of goodwill by reporting unit is as follows:

Annuity	$28,025
Life	9,911
Property and casualty	9,460

Total	$47,396

The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing the reporting unit. Other assumptions include levels of economic capital, future business growth, earnings projections, assets under management for reporting units and the discount rate utilized.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2006 through 2008, the Company completed the required annual testing under SFAS No. 142; no impairment charges were necessary as a result of such assessments.

For the amortization of the value of acquired insurance in force, the Company periodically reviewed its estimates of gross profits. The most significant assumptions that were involved in the estimation of gross profits included interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differed significantly from assumptions or assumptions were significantly revised, the Company was required to record a charge or credit to amortization expense for the period in which the adjustment was made.

The value of acquired insurance in force for investment contracts was adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment was included in net unrealized gains and losses within shareholders’ equity.

The balances of value of acquired insurance in force by segment at December 31, 2008 and 2007 were as follows:

	December 31, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net Balance	Cost	Accumulated Amortization	Net Balance
Life	$48,746	$48,523	$223	$48,746	$47,231	$1,515
Annuity	87,553	87,553	—	87,553	83,516	4,037

Subtotal	$136,299	$136,076	223	$136,299	$130,747	5,552

Impact of unrealized investment gains and losses			—			(172)

Total			$223			$5,380

The Company expects to amortize the $223 December 31, 2008 balance of value of acquired insurance in force related to the life segment in 2009. The value of acquired insurance in force related to the annuity segment was fully amortized as of December 31, 2008.

By segment, the amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

	Year Ended December 31,
	2008	2007	2006
Interest accrued on the unamortized balance of value of acquired insurance in force
Life	$70	$175	$284
Annuity	—	287	494

Total	$70	$462	$778

Interest accrual rate
Life	8.0%	8.0%	8.0%
Annuity	*	5.1%	5.2%

*	Not Applicable

The accumulated amortization of intangibles as of December 31, 2008 and 2007 was $185,053 and $179,724, respectively.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and are included in Other Assets in the Consolidated Balance Sheets. Depreciation and amortization are calculated on the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset type are generally as follows: real estate, identified by specific property, 20-45 years; furniture, 10 years; telephones, 5 years; vehicles, 2.5 to 3 years; and data processing hardware and software and personal computers, 2 to 5 years or 10 years.

	December 31,
	2008	2007
Property and equipment	$100,176	$96,311
Less: accumulated depreciation	54,541	58,584

Total	$45,635	$37,727

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

A guaranteed minimum death benefit (“GMDB”) generally provides a benefit if the annuitant dies and the contract value is less than a contractually defined amount. The Company has established a GMDB reserve on variable annuity contracts in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial markets. At December 31, 2008 and 2007, the GMDB reserve was $1,265 and $14, respectively. The Company has a relatively low exposure to GMDB because approximately 27% of contract values have no guarantee; approximately 67% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $206,268 and $19,272 at December 31, 2008 and 2007, respectively.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in Note 6 — Shareholders’ Equity and Stock Options. Prior to January 1, 2006, the Company accounted for stock option grants using the intrinsic value based method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly, recognized no compensation expense for the stock option grants which had an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, which requires companies to recognize compensation cost for share-based compensation plans, determined based on the fair value at the grant dates. The Company adopted SFAS No. 123(R) using the modified prospective method. For the years ended December 31, 2008, 2007 and 2006, the Company recognized $1,332, $1,102 and $656, respectively, in expense as a result of the vesting of stock options during the respective periods.

There were 622,828 options granted in 2008 having a weighted average grant date fair value of $3.47. The fair value of options granted was estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1%; expected dividend yield of 2.2%; expected life of 5.6 years; and expected volatility (based on historical volatility) of 28.0%. The weighted average fair value of nonvested options outstanding on December 31, 2008 was $4.18. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2008 was approximately $2,500, which will be recognized over the remainder of the vesting period currently scheduled to be completed in September 2013. Expense is reflected on a straight-line basis over the vesting period for the entire award.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Income Taxes

The Company uses the liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2008, 2007 and 2006 include amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and Incentive Compensation Plan restricted common stock units. In addition, prior to the final redemption on May 14, 2007, the Company’s Senior Convertible Notes were common stock equivalents under the FASB’s Emerging Issues Task Force (“EITF”) consensus on issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2008	2007	2006
Basic - assumes no dilution:
Net income for the period	$10,917	$82,788	$98,708

Weighted average number of common shares outstanding during the period (in thousands)	39,820	43,145	43,012

Net income per share – basic	$0.27	$1.92	$2.29

Diluted - assumes full dilution:
Net income for the period	$10,917	$82,788	$98,708
Interest expense, net of tax, on dilutive Senior Convertible Notes	—	279	1,336

Adjusted net income for the period	$10,917	$83,067	$100,044

Weighted average number of common shares outstanding during the period (in thousands)	39,820	43,145	43,012
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	7	233	114
Common stock units related to Deferred Equity Compensation Plan for Directors	254	228	214
Common stock units related to Deferred Compensation Plan for Employees	215	219	150
Restricted common stock units related to Incentive Compensation Plan	293	342	253
Weighted average number of common equivalent shares to reflect the dilutive effect of Senior Convertible Notes (in thousands)	—	444	2,030

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	40,589	44,611	45,773

Net income per share – diluted	$0.27	$1.86	$2.19

Options to purchase 3,849,600 shares of common stock at $14.95 to $25.63 per share were granted in 1999 through 2008 but were not included in the computation of 2008 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2008. The options, which expire in 2009 through 2015, were still outstanding at December 31, 2008.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the change in net unrealized gains and losses on fixed maturities and equity securities, the change in net funded status of pension and other postretirement benefit obligations and, in 2006 and prior years, the change in the minimum pension liability adjustment for the period as shown in the Consolidated Statement of Changes in Shareholders’ Equity.

In December 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS No. 158 requires the recognition in the balance sheet of the funded status of defined benefit pension plans and other postretirement benefit plans as a component of accumulated other comprehensive income (loss), net of tax.

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2008	2007	2006
Net income	$10,917	$82,788	$98,708

Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities
Net unrealized holding gains and losses on fixed maturities and equity securities arising during period	(339,259)	(24,516)	(15,856)
Less: reclassification adjustment for gains (losses) included in income before income tax	(61,871)	(3,453)	10,876

Total, before tax	(277,388)	(21,063)	(26,732)
Income tax benefit	(97,944)	(7,372)	(9,356)

Total, net of tax	(179,444)	(13,691)	(17,376)

Change in net funded status of pension and other postretirement benefit obligations
Before tax	(12,852)	368	(5,317)
Income tax expense (benefit)	(4,547)	129	(1,861)

Total, net of tax	(8,305)	239	(3,456)

Change in minimum pension liability adjustment
Before tax	—	—	22,001
Income tax expense	—	—	7,700

Total, net of tax	—	—	14,301

Total comprehensive income (loss)	$(176,832)	$69,336	$92,177

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform with the 2008 presentation.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Adopted Accounting Standards

Adoption of FSP No. EITF 99-20-1

Effective October 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) FASB Staff Position (“FSP”) No. Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF No. 99-20”. This FSP amended EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to resolve differences between the measurement of declines in fair value under EITF 99-20 and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This FSP retains fair value as its measurement attribute for other-than-temporary impairment; however, it removes the market participant notion from EITF 99-20 and requires a probability assessment for adverse changes in cash flows. This FSP does not change requirements in SFAS No. 115 to apply the other-than-temporary impairment guidance. FSP No. EITF 99-20-1 was effective upon issuance and applied to periods ending after December 15, 2008; the Company began reflecting this guidance prospectively as of October 1, 2008.

Adoption of SFAS No. 159

Effective January 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments, as defined in SFAS No. 159, at fair value. Changes in unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date and upfront costs and fees related to those items will be reported in earnings as incurred and not deferred. At adoption, for those financial assets and financial liabilities which management has elected to carry at fair value, an entity will report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. The Company’s management did not elect to measure any additional eligible financial assets or financial liabilities at fair value and as a result, adoption of this SFAS did not have an effect on the results of operations or financial position of the Company.

Adoption of SFAS No. 157

Effective January 1, 2008, the Company adopted FASB SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This pronouncement did not require any new fair value measurements and its adoption did not affect the results of operations or financial position of the Company. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are not disclosed at fair value in the consolidated financial statements on a recurring basis. The FSP did not defer the recognition and disclosure requirements for financial or nonfinancial assets and liabilities that are measured at least annually. In February 2008, the Company adopted FSP No. FAS 157-2, and pursuant to its

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

provisions has delayed the application of SFAS No. 157 for fair value measurements used in the impairment testing of goodwill. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. FSP No. FAS 157-3 was effective upon issuance, and applies to periods for which financial statements have not been issued. The FSP’s guidance clarifies various application issues with respect to the objective of a fair value measurement, distressed transactions, relevance of observable data, and the use of management’s assumptions. The Company adopted FSP No. FAS 157-3 in the preparation of its September 30, 2008 financial statements; however, adoption did not have a material effect on the results of operations or financial position of the Company. The Company’s expanded disclosures as a result of SFAS No. 157 are included in “Note 3 — Fair Value Measurements”.

Risk Disclosures

The Company’s business involves various risks and uncertainties which are based on general business and insurance industry environments. The following are some of the risk factors that could affect the Company:

Investment Risks

The Company’s fixed income portfolio is subject to a number of risks including:

•

market value risk, which is the risk that invested assets will decrease in value due to a change in the yields realized on assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;

•

credit risk, which is the risk that the value of certain investments becomes impaired due to deterioration in financial condition of one or more issuers of those instruments or the deterioration in performance or credit quality of the underlying collateral of certain structured securities and, ultimately, the risk of permanent loss in the event of default by an issuer or underlying credit;

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

•

liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring the Company to sell assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and

•

regulatory risk, which is the risk that regulatory bodies or governments, in the U.S. or in other countries, may make substantial investments or take significant ownership positions in, or ultimately nationalize, financial institutions or other issuers of securities held in the Company’s investment portfolio, which could adversely impact the seniority or contractual terms of the securities.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Interest Rate Risk

Significant changes in interest rates expose the Company to the risk of not earning income or experiencing losses based on the differences between the interest rates earned on investments and the credited interest rates paid on outstanding fixed annuity and interest-sensitive life contracts. Significant changes in interest rates may affect:

•	the unrealized gains and losses in the investment portfolio

•	the book yield of the investment portfolio; and

•	the ability of the Company’s insurance subsidiaries to maintain appropriate interest rate spreads over the fixed rates guaranteed in their life and annuity products.

Credit Risk

Third parties that owe money, securities or other assets to the Company may not pay or perform their obligations. These parties may include the issuers of securities, customers, reinsurers, and other financial intermediaries. If adequate reinsurance cannot be obtained at reasonable rates, the Company would have to increase its risk exposure and/or reduce the level of underwriting commitments, which could have a material adverse effect upon the business volume and profitability. Alternately, the Company could elect to pay the higher than reasonable rates for reinsurance coverage, which could also have a material adverse effect upon its profitability.

Ratings Risk

Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of the Company’s insurance subsidiaries could result in a substantial loss of business. A downgrade in HMEC’s debt rating could adversely impact the cost and flexibility of borrowing which could have an adverse impact on liquidity, financial condition and results of operations.

Legal/Regulatory Risk

The Company is subject to extensive regulation and supervision designed to protect the interests of policyholders. The ability to comply with laws and regulations, at a reasonable cost, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical. Legal/regulatory risk also includes risks related to market conduct and appropriate product sales to policyholders.

NOTE 2 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2008	2007	2006
Fixed maturities	$220,520	$213,426	$202,354
Equity securities	6,327	3,410	320
Short-term and other investments	9,017	11,370	10,353

Total investment income	235,864	228,206	213,027
Less investment expenses	5,595	4,444	4,018

Net investment income	$230,269	$223,762	$209,009

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2008	2007	2006
Fixed maturities	$(44,991)	$(2,441)	$10,876
Equity securities	(16,879)	(1,012)	—
Short-term and other investments	(1,989)	35	—

Realized investment gains (losses)	$(63,859)	$(3,418)	$10,876

NOTE 2 - Investments-(Continued)

In 2008, the Company recorded a total of $53,080 of impairment write-downs — $5,772 in the three months ended December 31, 2008, $33,400 in the three months ended September 30, $11,170 in the three months ended June 30 and $2,738 in the three months ended March 31. The Company, from time to time, sells invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent or ability to hold an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company’s investment strategy. The fourth quarter 2008 write-downs were related primarily to high-yield and preferred stock investments that the Company no longer intended to hold for a period of time necessary to recover the decline in value, with the remainder related to securities for which impairment write-downs were previously recorded. The third quarter 2008 write-downs included $23,706 related to fixed maturity security and preferred stock impairments for which the issuer’s ability to pay future interest and principal based upon contractual terms has been compromised — namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and American International Group, Inc. The remaining amount of write-downs — primarily of financial institution securities and high yield bonds — was primarily attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value. The second quarter 2008 write-downs were primarily related to 2 collateralized debt obligation securities and 5 equity securities, including 4 financial industry preferred stock issues. The first quarter 2008 write-downs were primarily related to certain below investment grade fixed maturity securities, with $2,291 of the write-downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovered. In addition, net realized losses in 2008 included $23,084 of realized other-than-temporary impairment losses, primarily on financial institution and below investment grade fixed maturity securities, that were disposed of during the period.

In 2007, the Company recorded investment impairment charges of $8,471. In the three months ended December 31, 2007, $5,867 of impairment charges were recorded for the fixed maturity securities portfolio as follows: $3,778 from one sub-prime residential mortgage-backed security, $1,082 from preferred stocks and $1,007 from corporate high-yield bonds. Certain of these securities were subsequently sold in January 2008. In the three months ended September 30, 2007, the Company recorded impairment charges of $285 from the paper sector of its fixed maturity securities portfolio, and certain of these securities were subsequently sold in October 2007. In the three months ended June 30, 2007, the Company recorded impairment charges of $2,319 from the home builder sector of its fixed maturity securities portfolio, and these securities were subsequently sold in July 2007. There were no other impairment charges recorded in 2007.

In 2006, the Company recorded an impairment of $139 related to fixed income securities from one issuer.

NOTE 2 - Investments-(Continued)

Fixed Maturity Securities (“fixed maturities”) and Equity Securities

The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at December 31, 2008 and 2007, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2008 — which was driven largely by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at December 31, 2008.

	12 months or less		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$37,982	$212	$6,780	$135	$44,762	$347
Other	2,317	83	—	—	2,317	83
Municipal bonds	165,004	9,140	101,890	13,577	266,894	22,717
Foreign government bonds	3,996	188	—	—	3,996	188
Corporate bonds	739,703	115,299	456,149	103,317	1,195,852	218,616
Other mortgage-backed securities	167,567	58,340	70,776	70,115	238,343	128,455

Totals	$1,116,569	$183,262	$635,595	$187,144	$1,752,164	$370,406

Equity securities	$22,880	$9,263	$23,250	$15,947	$46,130	$25,210

As of December 31, 2007
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$72,311	$185	$380,995	$5,353	$453,306	$5,538
Other	64,423	40	25,730	85	90,153	125
Municipal bonds	87,593	1,379	56,253	741	143,846	2,120
Foreign government bonds	—	—	3,911	35	3,911	35
Corporate bonds	398,575	17,454	520,356	16,218	918,931	33,672
Other mortgage-backed securities	147,594	9,019	46,602	1,512	194,196	10,531

Totals	$770,496	$28,077	$1,033,847	$23,944	$1,804,343	$52,021

Equity securities	$59,757	$7,238	$5,912	$1,273	$65,669	$8,511

NOTE 2 - Investments-(Continued)

At December 31, 2008, the gross unrealized loss position in the fixed maturity and equity securities portfolio was $395,616 (1,021 positions and 11% of the portfolio). Fixed maturity and equity securities with an investment grade rating represented 90% of the unrealized loss. The largest single unrealized loss was $7,316 on a corporate bond issued by Teck Cominco Limited. The fixed maturity and equity securities portfolio included 397 securities that have been in an unrealized loss position for greater than 12 months, with an unrealized loss totaling $203,090. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2008 — which was largely driven by changes in interest rates, spread widening and market illiquidity — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows. Therefore, no impairment of securities with unrealized losses was recorded at December 31, 2008.

The amortized cost, unrealized investment gains and losses, and fair values of all fixed maturities and equity securities in the portfolio as of December 31, 2008 and 2007 were as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$828,907	$20,886	$347	$849,446
Other	134,161	4,933	83	139,011
Municipal bonds	507,466	8,591	22,717	493,340
Foreign government bonds	14,380	716	188	14,908
Corporate bonds	1,830,684	22,890	218,616	1,634,958
Other mortgage-backed securities	472,259	9,794	128,455	353,598

Totals	$3,787,857	$67,810	$370,406	$3,485,261

Equity securities	$86,184	$595	$25,210	$61,569

As of December 31, 2007
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$910,406	$6,564	$5,538	$911,432
Other	243,964	2,644	125	246,483
Municipal bonds	535,069	8,146	2,120	541,095
Foreign government bonds	14,422	1,487	35	15,874
Corporate bonds	1,882,871	32,478	33,672	1,881,677
Other mortgage-backed securities	283,532	3,439	10,531	276,440

Totals	$3,870,264	$54,758	$52,021	$3,873,001

Equity securities	$94,083	$976	$8,511	$86,548

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $494,604 and $714,720; Federal Home Loan Mortgage Association (“FHLMA”) of $390,217 and $332,811; and Government National Mortgage Association (“GNMA”) of $35,778 and $38,816 as of December 31, 2008 and 2007, respectively.

NOTE 2 - Investments-(Continued)

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Maturities/Sales Of Investments

The amortized cost and fair value of the Company’s fixed maturity securities portfolio at December 31, 2008, by estimated expected maturity, are shown below. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. Estimated expected maturities consider broker dealer survey values and are verified for consistency with the interest rate and economic environments.

	December 31, 2008
	Amortized Cost	Fair Value	Percent of Total Fair Value
Due in 1 year or less	$268,341	$246,904	7.1%
Due after 1 year through 5 years	1,136,153	1,045,390	30.0
Due after 5 years through 10 years	1,162,354	1,069,500	30.7
Due after 10 years through 20 years	402,594	370,432	10.6
Due after 20 years	818,415	753,035	21.6

Total	$3,787,857	$3,485,261	100.0%

The average option-adjusted duration for the Company’s fixed maturity securities was 5.9 years at December 31, 2008.

Proceeds from sales of fixed maturities and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2008	2007	2006
Proceeds	$597,666	$776,421	$525,990
Gross gains realized	10,471	12,630	10,771
Gross losses realized	(23,084)	(10,589)	(6,175)

NOTE 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. A summary of the net change in unrealized investment gains and losses on fixed maturities and equity securities, less applicable income taxes, is as follows:

	Year Ended December 31,
	2008	2007	2006
Net unrealized gains (losses) on fixed maturities securities
Beginning of period	$2,737	$18,004	$48,018
End of period	(302,596)	2,737	18,004

Decrease for the period	(305,333)	(15,267)	(30,014)
Income tax benefit	(106,867)	(5,343)	(10,505)

Decrease in net unrealized gains on fixed maturities before the valuation impact on deferred policy acquisition costs and value of acquired insurance in force	$(198,466)	$(9,924)	$(19,509)

Net unrealized gains (losses) on equity securities
Beginning of period	$(7,535)	$1,010	$76
End of period	(24,615)	(7,535)	1,010

Increase (decrease) for the period	(17,080)	(8,545)	934
Income tax expense (benefit)	(5,978)	(2,991)	327

Increase (decrease) in net unrealized gains (losses) on equity securities before the valuation impact on deferred policy acquisition costs and value of acquired insurance in force	$(11,102)	$(5,554)	$607

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms. Beginning in the third quarter of 2007, the Company reduced the amount of fixed income securities that it loans compared to previous levels and, as of December 31, 2008 and the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended. As of December 31, 2008 and 2007, fixed maturities with a fair value of $0 and $74,658, respectively, were on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 102% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2008 and 2007, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

Deposits

At December 31, 2008, securities with a carrying value of $19,956 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

NOTE 3 - Fair Value of Financial Instruments

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

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities (both common stock and preferred stock) that are traded in an active exchange market, as well as U.S. Treasury securities.

Level 2	Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, non-agency structured securities, corporate debt securities and preferred stocks.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private debt and equity investments.

As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. As a result, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Net transfers in (out) of Level 3 are reported as having occurred at the end of the reporting period in which the transfers were determined.

NOTE 3 - Fair Value Measurements-(Continued)

The following discussion describes the valuation methodologies used for financial assets measured at fair value. The techniques utilized in estimating the fair values are affected by the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. Care should be exercised in deriving conclusions about the Company’s business, its value or financial position based on the fair value information of financial assets presented below.

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial asset, including estimates of timing, amount of expected future cash flows and the credit standing of the issuer. In some cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial asset. In addition, the disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial asset. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 94% of the portfolio was priced

NOTE 3 - Fair Value Measurements-(Continued)

through pricing services or index priced as of December 31, 2008. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during 2008.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. Private placement securities and equity securities where a public quotation is not available are valued by using non-binding broker quotes or through the use of internal models or analysis. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

Short-term and other investments are comprised of policy loans, short-term fixed income securities and mortgage loans. The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. For short-term fixed income securities, because of the nature of these assets, carrying amounts approximate fair values, which have been determined from public quotations, when available. The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

Separate Account

Separate Account assets represent variable annuity contractholder funds invested in various mutual funds. Fair values of these assets have been determined from public quotations.

Annuity Contract Liabilities and Policyholder Account Balances on Interest-sensitive Life Contracts

The fair values of annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company’s current interest rates for similar products including consideration of minimum guaranteed interest rates).

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, which represent deposits that do not have defined maturities. The carrying value of these funds is used as a reasonable estimate of fair value.

Short-term Debt

The carrying value of short-term debt is used as a reasonable estimate of fair value.

Long-term Debt

The fair value of long-term debt is estimated based on quoted market prices of publicly traded issues.

NOTE 3 - Fair Value Measurements-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008. At December 31, 2008, Level 3 assets comprised approximately 0.8% of the Company’s total investment portfolio fair value. In addition, the table includes the carrying amounts and fair values of financial instruments at December 31, 2007.

			Fair Value Measurements at
	Carrying Amount	Fair Value	Reporting Date Using(1)
			Level 1	Level 2	Level 3
December 31, 2008
Financial Assets
Investments
Fixed maturities	$3,485,261	$3,485,261	$49,101	$3,405,721	$30,439
Equity securities	61,569	61,569	31,675	29,439	455
Short-term and other investments (2)	354,925	358,510	244,579	1,097	—

Total investments	3,901,755	3,905,340	325,355	3,436,257	30,894

Separate Account (variable annuity) assets	965,217	965,217	965,217	—	—

Financial Liabilities
Policyholder account balances on-interest-sensitive life contracts	80,250	70,580
Annuity contract liabilities	2,166,518	1,877,400
Other policyholder funds	128,359	128,359
Short-term debt	38,000	38,000
Long-term debt	199,549	189,480

December 31, 2007
Financial Assets
Investments
Fixed maturities	$3,873,001	$3,873,001
Equity securities	86,548	86,548
Short-term and other investments (2)	143,990	147,011
Short-term investments, loaned securities collateral	76,711	76,711

Total investments	4,180,250	4,183,271

Separate Account (variable annuity) assets	$1,562,210	$1,562,210

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	80,772	73,848
Annuity contract liabilities	2,014,211	1,768,074
Other policyholder funds	138,470	138,470
Short-term debt	—	—
Long-term debt	199,485	198,625

(1)	At December 31, 2008, this information is not required for financial liabilities or for periods prior to the adoption of SFAS No.157.

(2)	Fair value of “Short-term and other investments” includes investments for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.

NOTE 3 - Fair Value Measurements-(Continued)

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis for the period January 1, 2008 to December 31, 2008.

	Level 3 Assets
	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2008	$688	$457	$1,145
Total net gains (losses) (unrealized)	2	(2)	—
Paydowns and maturities	(598)	—	(598)
Purchases, sales, issuances and settlements	—	—	—
Transfers in (out) of Level 3	30,347	—	30,347

Ending balance, December 31, 2008	$30,439	$455	$30,894

For the period January 1, 2008 to December 31, 2008, there were no realized gains or losses included in earnings that were attributable to Level 3 assets still held at December 31, 2008. Transfers into Level 3 during the year ended December 31, 2008 were attributable to a change in the availability of observable market information for individual fixed maturities.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Gross reserves, beginning of year (1)	$306,190	$317,730	$342,661
Less reinsurance recoverables	15,930	22,352	31,604

Net reserves, beginning of year (2)	290,260	295,378	311,057

Incurred claims and claim expenses:
Claims occurring in the current year	434,206	380,399	359,840
Decrease in estimated reserves for claims occurring in prior years (3)	(18,100)	(19,968)	(19,210)

Total claims and claim expenses incurred (4)	416,106	360,431	340,630

Claims and claim expense payments for claims occurring during:
Current year	289,341	236,176	220,962
Prior years	134,060	129,373	135,347

Total claims and claim expense payments	423,401	365,549	356,309

Net reserves, end of year (2)	282,965	290,260	295,378
Plus reinsurance recoverables	14,793	15,930	22,352

Gross reserves, end of year (1)	$297,758	$306,190	$317,730

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $13,485, $9,192 and $8,931 at December 31, 2008, 2007 and 2006, respectively, in addition to property and casualty reserves.
(2)	Reserves net of anticipated reinsurance recoverables.
(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2008, 2007 and 2006.
(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, and group accident and health amounts of $55,427, $48,059 and $48,105 for the years ended December 31, 2008, 2007 and 2006, respectively, in addition to the property and casualty amounts.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of outside adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% at December 31, 2008) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 30% of the Company’s total loss reserves at December 31, 2008, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (e.g. automobile liability), which comprise approximately 70% of the Company’s total loss reserves at December 31, 2008, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

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

Based on the Company’s products and coverages, historical experience and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves, within a reasonable probability of other possible outcomes, may be approximately plus or minus 6%, which equates to plus or minus approximately $12,000 based on 2008 net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $18,100 in 2008, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior. In 2007, net favorable development of total reserves for property and casualty claims occurring in prior years was $19,968 reflecting the emergence of favorable voluntary automobile severity trends in accident years 2005 and prior and favorable frequency trends in homeowners for accident year 2006. In 2006, net favorable development of total reserves for property and casualty claims occurring in prior years was $19,210 reflecting emergence of favorable claim trends, primarily for accident years 2005 and 2004, for the voluntary automobile line of business related primarily to claim frequencies, which were more favorable than previously estimated.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2008 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2008 and 2007 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates, due primarily to reserves related to the automobile liability coverages.

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

NOTE 5 - Debt

Indebtedness and scheduled maturities at December 31, 2008 and 2007 consisted of the following:

	Effective Interest Rates	Final Maturity	December 31,
			2008	2007
Short-term debt:
Bank Credit Facility	Variable	2011	$38,000	$—
Long-term debt:
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $172 and $198	6.1%	2015	74,828	74,802
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $279 and $317	6.9%	2016	124,721	124,683

Total			$237,549	$199,485

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”). As amended and restated on December 19, 2006, the Current Bank Credit Facility agreement provides for unsecured borrowings of up to $125,000 and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 4.7%, at December 31, 2008; LIBOR plus 0.6%, or 1.12%, as of the time of this Annual Report on Form 10-K). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2008. On October 2, 2008, the Company borrowed $75,000 under its existing $125,000 Bank Credit Facility. Prior to December 31, 2008, the Company repaid $37,000 of this borrowing leaving a balance of $38,000 outstanding at December 31, 2008. In March and April 2006, the Company borrowed a total of $74,000 and subsequently repaid this balance in full on April 21, 2006, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2016, described below. On May 31, 2005, the Company borrowed $25,000 and subsequently repaid this balance in full on June 13, 2005, utilizing a portion of the proceeds from the issuance of the Senior Notes due 2015, described below.

NOTE 5 - Debt-(Continued)

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

NOTE 5 - Debt-(Continued)

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

Universal Shelf Registration

To provide additional capital management flexibility, the Company filed a “universal shelf” registration on Form S-3 with the SEC in November 2008. The registration statement, which registers the offer and sale by the Company from time to time of up to $300,000 of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants and/or delayed delivery contracts, was declared effective on January 7, 2009. Unless fully utilized or withdrawn by the Company earlier, this registration statement will remain effective through January 7, 2012. No securities associated with the registration statement have been issued as of the date of this Annual Report on Form 10-K.

Debt Retirement Gain/Charges

The redemption of the remaining outstanding Senior Convertible Notes on May 14, 2007 resulted in neither a gain nor a loss.

The repurchases of the Senior Convertible Notes during the year ended December 31, 2006 resulted in a pretax gain for the period of $159, which was reported as a component of interest expense for this period.

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Notes due 2015 indenture and the Senior Notes due 2016 indenture and the Bank Credit Facility Agreement, consisting primarily of relationships of (1) debt to capital, (2) insurance subsidiaries’ insurance financial strength ratings issued by A.M. Best Company, Inc. (“A.M. Best”) and (3) net worth, as defined in the financial covenants. For instance, compliance with the Bank Credit Agreement requires the Company’s insurance subsidiaries’ A.M. Best financial strength ratings to be at or above the “A-” rating assigned at the time of this Annual Report on form 10-K. A lower rating would result in default under this agreement, which could adversely impact the Company’s liquidity, financial condition and results of operations.

NOTE 6 - Shareholders’ Equity and Stock Options

Share Repurchase Program and Treasury Shares Held (Common Stock)

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, on September 12, 2007, the Company’s Board of Directors (“Board”) authorized a new share repurchase program allowing repurchases up to $50,000 and ended the May 1999 authorization. The new share repurchase program authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions.

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

At December 31, 2008, the Company held 21,813,196 shares in treasury. As of June 30, 2008, the Company had completed its authorized share repurchase programs.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2008, 2007 and 2006.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Director Stock Plan

In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan (“Director Stock Plan”) for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company’s common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2008, 2007 and 2006, 254,060, 227,757 and 214,238 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The outstanding units of currently serving directors accrue dividends at the same rate as dividends paid to HMEC’s shareholders; outstanding units of retired directors do not accrue dividends. These dividends are reinvested into additional common stock units.

Employee Stock Plan

In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees (“Employee Stock Plan”). Shares of the Company’s common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2008, 2007 and 2006, 215,200, 219,030 and 149,396 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The Employee Stock Plan allows distributions to be either in common shares or cash. Through December 31, 2008, all distributions under the Employee Stock Plan have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

Beginning in 2005, restricted common stock units also were issued under the 2002 Plan. As of December 31, 2008, 2007 and 2006, 293,379, 341,801 and 252,867 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional restricted common stock units.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant
At December 31, 2005	$19.05	$13.88-$33.87	4,546,050	4,006,950	1,954,286

Granted	$17.72	$16.66-$18.17	17,250	—	(17,250)
Vested	$18.74	$16.96-$19.04	—	152,541	—
Exercised	$14.61	$13.88-$17.56	(114,400)	(114,400)	—
Forfeited	$23.13	$13.88-$33.87	(144,650)	(144,650)	144,650

At December 31, 2006	$19.00	$13.88-$33.87	4,304,250	3,900,441	2,081,686

Granted	$20.13	$19.16-$20.23	276,280	—	(276,280)
Vested	$18.76	$16.66-$20.23	—	149,155	—
Exercised	$17.27	$13.88-$20.80	(240,352)	(240,352)	—
Forfeited	$24.69	$15.32-$33.87	(79,998)	(79,998)	79,998
Expired	$22.42	$22.42	(19,500)	(19,500)	19,500

At December 31, 2007	$19.05	$13.88-$33.87	4,240,680	3,709,746	1,904,904

Granted	$14.11	$9.04-$16.81	622,828	50,676	(622,828)
Vested	$18.90	$16.66-$20.23	—	314,862	—
Forfeited	$19.18	$13.88-$23.31	(492,654)	(492,654)	492,654
Expired	$33.29	$29.21-$33.87	(71,100)	(71,100)	71,100

At December 31, 2008	$18.09	$9.04-$25.63	4,299,754	3,511,530	1,845,830 *

Cumulative common stock shares issued for restricted common stock units					(9,355)
Restricted common stock units outstanding at December 31, 2008					(293,379)

Available for grant at December 31, 2008					1,543,096

*	The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares. Common stock shares issued and issuable for the restricted common stock units outstanding at December 31, 2008 would also draw on this available for grant balance.

The weighted average grant date fair values were $3.47, $5.49 and $5.16 for options granted in 2008, 2007 and 2006, respectively. The weighted average prices of vested and exercisable options as of December 31, 2007 and 2006 were $19.00 and $19.04, respectively.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

For options outstanding at December 31, 2008, information segregated by ranges of exercise prices was as follows:

	Range of Option Prices per Share	Total Outstanding Options			Vested and Exercisable Options
		Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term
	$9.04	202,704	$9.04	6.9 years	50,676	$9.04	6.9 years
	$13.88-$20.80	3,898,100	$18.34	2.3 years	3,261,904	$18.44	1.7 years
	$21.64-$25.63	198,950	$22.42	1.9 years	198,950	$22.42	1.9 years

Total	$9.04-$25.63	4,299,754	$18.09	2.5 years	3,511,530	$18.53	1.8 years

As of December 31, 2008, based on a closing stock price of $9.19 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $8 and $30, respectively.

NOTE 7 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Income tax (asset) liability
Current	$(11,356)	$(130)
Deferred	(62,754)	45,542

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that give rise to the deferred tax balances at December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Deferred tax assets
Other comprehensive income (loss) – unrealized losses on securities	$114,523	$1,727
Impaired securities	18,525	2,054
Unearned premium reserve reduction	14,123	16,756
Compensation accruals	7,190	7,852
Other comprehensive income (loss) – net funded status of pension and other postretirement benefit obligations	6,231	1,733
Discounting of unpaid claims and claim expenses tax reserves	5,697	6,651
Postretirement benefits other than pension	4,216	6,351
Unutilized capital loss carryforward	3,736	—
Other, net	1,078	2,054

Total gross deferred tax assets	175,319	45,178

Deferred tax liabilities
Deferred policy acquisition costs	99,840	81,740
Life insurance future policy benefit reserve revaluation	8,739	3,544
Intangible assets	3,986	5,436

Total gross deferred tax liabilities	112,565	90,720

Net deferred tax (asset) liability	$(62,754)	$45,542

NOTE 7 - Income Taxes-(Continued)

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax-planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more-likely-than-not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2008 and 2007.

At December 31, 2008, the Company had $10,675 of capital loss carryforwards, which if not used, will begin to expire in 2013.

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2008	2007	2006
Current	$(4,359)	$24,429	$23,453
Deferred	(6,380)	9,854	18,132

Total income tax expense (benefit)	$(10,739)	$34,283	$41,585

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2008	2007	2006
Expected federal tax on income	$62	$40,975	$49,102
Add (deduct) tax effects of:
Tax-exempt interest	(5,854)	(6,265)	(6,180)
Resolution of contingent tax liabilities	(4,180)	—	—
Dividend received deduction	(1,652)	(1,265)	(1,728)
Other, net	885	838	391

Income tax expense (benefit) provided on income	$(10,739)	$34,283	$41,585

At December 31, 2008, the Company had federal income tax returns for the 2005 through 2007 tax years still open and subject to examination by all major taxing authorities. The Internal Revenue Service (“IRS”) completed its examination of tax years 2002, 2004, 2005 and 2006. As a result, the Company recorded a reduction in its liability for uncertain tax positions, including interest of, $4,180.

NOTE 7 - Income Taxes-(Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2008	2007
Balance as of the beginning of the year	$4,367	$3,914
Additions based on tax positions related to the current year	505	427
Additions for tax positions for prior years	81	26
Settlements	(3,722)	—
Reductions for tax positions for prior years	(146)	—

Balance as of the end of the year	$1,085	$4,367

All of the liability for unrecognized tax benefits would affect the effective tax rate if recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company classifies all interest and penalties as income tax expense. The 2008 expense for interest and penalties was $12 ($8 net of tax benefits); for 2007 and 2006, this amount was $306 ($199 net of tax benefits) and $192 ($125 net of tax benefits), respectively. The Company has recorded $163 and $883 in liabilities for tax related interest and penalties on its Consolidated Balance Sheets at December 31, 2008 and 2007, respectively.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited) December 31,
	2008	2007
Statutory capital and surplus of insurance subsidiaries	$556,835	$604,635
Increase (decrease) due to:
Deferred policy acquisition costs	312,046	261,789
Difference in policyholder reserves	43,535	39,501
Goodwill	47,396	47,396
Value of acquired insurance in force	223	5,380
Liability for postretirement benefits, other than pensions	(7,462)	(10,871)
Investment fair value adjustments on fixed maturities	(289,389)	4,464
Difference in investment reserves	26,686	50,457
Federal income tax asset (liability)	37,005	(69,317)
Net funded status of pension and other postretirement benefit obligations	(17,802)	(4,950)
Non-admitted assets and other, net	(13,355)	(912)
Shareholders’ equity (deficit) of parent company and non-insurance subsidiaries	(9,324)	(34,809)
Parent company short-term and long-term debt	(237,549)	(199,485)

Shareholders’ equity as reported herein	$448,845	$693,278

	(Unaudited) Year Ended December 31,
	2008	2007	2006
Statutory net income of insurance subsidiaries	$2,616	$88,839	$110,557
Net income (loss) of non-insurance companies	40	(284)	(233)
Interest expense	(14,455)	(14,060)	(13,143)
Tax benefit of interest expense and other parent company current tax adjustments	6,737	5,707	4,365

Combined net income (loss)	(5,062)	80,202	101,546
Increase (decrease) due to:
Deferred policy acquisition costs	6,513	10,791	14,483
Policyholder benefits	19,186	12,201	9,205
Federal income tax benefit (expense)	5,782	(9,854)	(18,132)
Amortization of intangible assets	(5,329)	(5,379)	(6,078)
Investment reserves	(3,819)	(171)	1,597
Other adjustments, net	(6,354)	(5,002)	(3,913)

Net income as reported herein	$10,917	$82,788	$98,708

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid by the insurance subsidiaries to HMEC during 2009 without prior approval is approximately $55,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2008 and 2007, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2008, the Company had no financial reinsurance agreements in effect.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

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

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $12,947, $13,089 and $14,823 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2008	2007	2006
Qualified defined contribution plan:
Contributions to employees’ accounts	$6,867	$6,824	$6,832
Total assets at the end of the year	145,021	139,570	133,532
401(k) plan:
Contributions to employees’ accounts	3,815	3,817	3,752
Total assets at the end of the year	100,389	127,099	121,425
Non-qualified defined contribution plan:
Contributions to employees’ accounts	—	—	17
Total assets at the end of the year	—	—	—

Defined Benefit Plan and Supplemental Retirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, effective for years ending after December 15, 2006. As a result of adopting this standard on December 31, 2006, the Company’s shareholders’ equity and book value per share increased by approximately $7,000 and 16 cents, respectively, related to the defined benefit pension plan and postretirement benefit plan, and also incorporating the previously disclosed changes to its retiree health care benefit plan. The changes to the retiree health care benefit plan decreased the Company’s postretirement benefit obligations, which are included in Other Liabilities in the Consolidated Balance Sheets, by approximately $10,000 at December 31, 2006. SFAS No. 158 requires recognition in the balance sheet of the funded status of defined benefit pension plans and other postretirement benefit plans, including all previously unrecognized actuarial gains and losses and unamortized prior service cost, as a component of accumulated other comprehensive income, net of tax. There was no impact on results of operations or cash flows.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The following tables summarize the funding status of the defined benefit and supplemental retirement pension plans and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

	Defined Benefit Plan			Supplemental Retirement Plans
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$40,916	$45,164	$48,559	$15,279	$16,215	$16,454
Service cost	—	—	—	(45)	(43)	(42)
Interest cost	2,337	2,364	2,476	905	895	907
Actuarial loss (gain)	(1,433)	(2,461)	(540)	(190)	(664)	5
Benefits paid	(1,564)	(1,531)	(1,566)	(1,131)	(1,124)	(1,109)
Settlements	(2,808)	(2,620)	(3,765)	—	—	—

Projected benefit obligation at end of year	$37,448	$40,916	$45,164	$14,818	$15,279	$16,215

Change in plan assets:
Fair value of plan assets at beginning of year	$40,068	$41,775	$36,188	$—	$—	$—
Actual return on plan assets	(10,523)	2,444	4,468	—	—	—
Employer contributions	—	—	6,450	1,131	1,124	1,109
Benefits paid	(1,564)	(1,531)	(1,566)	(1,131)	(1,124)	(1,109)
Settlements	(2,808)	(2,620)	(3,765)	—	—	—

Fair value of plan assets at end of year	$25,173	$40,068	$41,775	$—	$—	$—

Funded status	$(12,275)	$(848)	$(3,389)	$(14,818)	$(15,279)	$(16,215)
Prepaid (accrued) benefit expense	6,557	7,572	9,022	(12,935)	(12,973)	(12,689)
Amounts recognized in balance sheet:
Other liabilities	$(12,275)	$(848)	$(3,389)	$(14,818)	$(15,279)	$(16,215)

Total amount recognized in balance sheet	$(12,275)	$(848)	$(3,389)	$(14,818)	$(15,279)	$(16,215)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Net actuarial loss	$18,832	$8,420	$12,411	$1,883	$2,306	$3,526

Total amount recognized in AOCI	$18,832	$8,420	$12,411	$1,883	$2,306	$3,526

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$37,448	$40,916	$45,164	$14,818	$15,279	$16,215
Accumulated benefit obligation	37,448	40,916	45,164	14,818	15,279	16,215
Fair value of plan assets	25,172	40,068	41,775	—	—	—

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The increase in the Company’s 2008 AOCI for the defined benefit plan of $10,412 was attributable primarily to the performance in plan assets. The decrease in the 2007 AOCI for the defined benefit plan of $3,991 was primarily attributable to improvements in asset performance and decreases in settlements. In addition, the 2007 AOCI was favorably impacted by the increase in the discount rate used to determine the benefit obligations as of December 31, 2007. These changes were recorded to a separate component of shareholders’ equity.

	Defined Benefit Plan			Supplemental Retirement Plans
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
Components of net periodic pension (income) expense:
Service cost	$—	$—	$—	$(45)	$(43)	$(42)
Interest cost	2,337	2,364	2,476	905	895	907
Expected return on plan assets	(2,725)	(2,742)	(2,586)	—	—	—
Recognized net actuarial loss	475	1,290	1,580	234	556	841
Settlement loss	928	539	1,164	—	—	—

Net periodic pension expense	$1,015	$1,451	$2,634	$1,094	$1,408	$1,706

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Net actuarial loss (gain)	$10,887	$(2,701)	*	(190)	$(663)	*
Amortization of prior actuarial loss	(475)	(1,290)	*	(234)	(556)	*

Total recognized in other comprehensive income (loss)	$10,412	$(3,991)		$(424)	$(1,219)

Weighted-average assumptions used to determine expense:
Discount rate	6.45%	5.65%	5.53%	6.20%	5.75%	5.50%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*
Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.27%	6.05%	5.65%	6.35%	6.20%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*
* Not applicable.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The allocation by asset category of the Company’s defined benefit pension plan assets at fair value as of December 31, 2008, 2007 and 2006 (the measurement dates) were as follows:

	December 31,
	2008	2007	2006
Asset category
Equity securities(1)	70.3%	69.5%	60.2%
Debt securities	29.0	30.1	25.9
Cash and short-term investments	0.7	0.4	13.9

Total	100.0%	100.0%	100.0%

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

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

The Company expects to contribute $5,400 to the defined benefit plan and expects to contribute $1,147 to the supplemental retirement plans in 2009. In addition, the Company expects amortization of net losses of $1,348 and $156 for the defined benefit plan and the supplemental retirement plans, respectively, to be included in net periodic pension expense in 2009.

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

Effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 to their HRA account to use for covered expenses incurred on or after age 65. As of December 31, 2006, HRA accounts were established for eligible participants and totaled $7,310. As of December 31, 2008, the balance of the HRA accounts was $5,178. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $2,304 and $4,550 in 2008 and 2007, respectively, and anticipates a reduction in its expenses of approximately $350 in 2009.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2008, 2007 and 2006 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2008	2007	2006
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$5,095	$6,138	$23,364
Changes during fiscal year
Service cost	1	8	25
Interest cost	266	291	729
Medicare prescription reimbursements	—	39	142
Plan amendments	—	—	(6,125)
Post 65 liability transfer	—	—	(7,310)
Benefits paid	(1,105)	(1,376)	(1,811)
Actuarial (gain) loss	292	(5)	(2,876)

Accumulated postretirement benefit obligations at end of year	$4,549	$5,095	$6,138

Unfunded status	$(4,549)	$(5,095)	$(6,138)
Amounts recognized in balance sheet:
Other liabilities	$(4,549)	$(5,095)	$(6,138)

Total amount recognized in balance sheet	$(4,549)	$(5,095)	$(6,138)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service credit	$—	$(1,902)	$(5,912)
Net actuarial gain	(2,913)	(3,874)	(4,708)

Total amount recognized in AOCI	$(2,913)	$(5,776)	$(10,620)

* Not applicable.

	Year Ended December 31,
	2008	2007	2006
Components of net periodic benefit:
Service cost	$1	$8	$25
Interest cost	266	291	729
Amortization of prior service cost	(1,902)	(4,010)	(2,364)
Amortization of prior losses	(669)	(839)	(667)

Net periodic benefit	$(2,304)	$(4,550)	$(2,277)

The Company expects to contribute $686 to the postretirement benefit plans other than pensions in 2009. In addition, the Company expects amortization of net gains and losses of $601 included in net periodic pension expense in 2009.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2008	2007	2006
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	$91	$98	$149
Effect of a one percentage point decrease	(85)	(92)	(141)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$5	$6	$8
Effect of a one percentage point decrease	(5)	(5)	(7)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.98%	5.65%	5.50%
Healthcare cost trend rate	9.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2013	2013	2013
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.65%	5.50%	5.74%
Healthcare cost trend rate	10.00%	11.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2013	2013	2012
Expected return on plan assets	*	*	*
* Not applicable.

The discount rates at December 31, 2008 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve.

Estimated Future Benefit Payments

The Company’s defined benefit and supplemental defined benefit plans are subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for these plans. Therefore, actual results could vary from the estimates below. Estimated future benefit payments at December 31, 2008 are as follows:

	2009	2010	2011	2012	2013	2014-2018
Pension plans:
Defined benefit plan	$6,070	$3,801	$3,594	$3,235	$3,144	$15,244
Supplemental retirement plans	1,147	1,147	1,262	1,256	1,250	6,063
Other postretirement benefits	686	694	684	595	542	1,920

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

The Company’s net catastrophe losses incurred of approximately $73,931 for the year ended December 31, 2008 reflected losses from Hurricane Gustav, Hurricane Ike, wind/hail/tornado events in May and June, and winter storms in December. The Company’s net catastrophe losses incurred of approximately $23,538 for the year ended December 31, 2007 reflected losses in October from wildfires in California and wind/hail/tornado events in June and August as well as other smaller weather events. The Company’s net catastrophe losses incurred of approximately $19,223 for the year ended December 31, 2006 reflected wind/hail/tornado events in April and August as well as other smaller weather events.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2008	2007
Reinsurance recoverables on reserves and unpaid claims
Life and health	$7,578	$8,092
Property and casualty
State insurance facilities	2,999	3,749
Other insurance companies	11,794	12,181

Total	$22,371	$24,022

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net
Year ended December 31, 2008
Premiums written and contract deposits	$986,985	$31,864	$4,976	$960,097
Premiums and contract charges earned	685,870	32,207	4,869	658,532
Benefits, claims and settlement expenses	480,799	12,126	2,859	471,532

Year ended December 31, 2007
Premiums written and contract deposits	1,007,566	39,993	7,172	974,745
Premiums and contract charges earned	686,414	39,584	7,427	654,257
Benefits, claims and settlement expenses	415,653	9,450	2,287	408,490

Year ended December 31, 2006
Premiums written and contract deposits	998,823	38,362	8,918	969,379
Premiums and contract charges earned	682,791	37,893	9,024	653,922
Benefits, claims and settlement expenses	419,271	34,411	3,875	388,735

Ceded premiums written and earned for the years ended December 31, 2008, 2007 and 2006 included approximately $15, $30 and $600, respectively, of catastrophe reinsurance reinstatement premium.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2008. Past due reinsurance recoverables as of December 31, 2008 were not material.

Through 2008, the Company maintained catastrophe excess of loss reinsurance coverage. The excess of loss coverage consisted of three contracts in addition to coverage with the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25,000 per occurrence up to $150,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 excess of $25,000, $40,000 excess of $50,000, and $60,000 excess of $90,000. The second excess of loss contract (“second event”) provided 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $10,000 of losses above $15,000 per occurrence. The third excess of loss contract (“third event”) provided 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $10,000 of losses above $15,000 per occurrence and less than $25,000 per occurrence, and after the second excess of loss contract described above was exhausted. Neither the second nor the third excess of loss contract provided for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $13,800 up to $77,800 with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2008. The Company’s FHCF coverage reflects the acquisition of additional coverage made available to the industry

NOTE 10 - Catastrophes and Reinsurance-(Continued)

by the FHCF for the 2008-2009 contract period which resulted in changes to attachment points under the Company’s primary reinsurance contract. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses.

For liability coverages, in 2008 the Company reinsured each loss above a retention of $700 up to $20,000. For property coverages, in 2008 the Company reinsured each loss above a retention of $750 up to $2,500, including catastrophe losses that in the aggregate were less than the retention levels above.

The maximum individual life insurance risk retained by the Company is $200 on any individual life and a maximum of $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1,000 up to $15,000 per occurrence with one reinstatement. Starting in 2007, the Company’s life catastrophe risk reinsurance program began covering acts of terrorism and including nuclear, biological and chemical explosions but excludes other acts of war.

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (offices for claims operations and field marketing operations across the country and portions of the home office complex). Rental expenses were $4,651, $4,766 and $7,901 for the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2008 are as follows:

	As of December 31, 2008
	2009	2010	2011	2012	2013	2014-2018	2019 and beyond
Minimum operating lease payments	$3,045	$3,015	$2,378	$2,163	$2,190	$11,407	$2,367

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$10,917	$82,788	$98,708
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	63,859	3,418	(10,876)
Depreciation and amortization	13,955	12,778	11,927
Increase in insurance liabilities	114,809	92,046	84,304
(Increase) decrease in premium receivables	(2,717)	4,048	(3,796)
Increase in deferred policy acquisition costs	(5,539)	(9,761)	(15,747)
(Increase) decrease in reinsurance recoverable	(575)	1,806	5,600
Increase (decrease) in income tax liabilities	(21,578)	19,070	31,813
Other	(10,279)	(4,548)	(16,127)

Total adjustments	151,935	118,857	87,098

Net cash provided by operating activities	$162,852	$201,645	$185,806

The Company’s repurchase of debt in 2006 resulted in non-cash financing gains of $339.

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

NOTE 13 - Segment Information-(Continued)

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2008	2007	2006
Insurance premiums and contract charges earned
Property and casualty	$541,125	$535,109	$537,726
Annuity	17,754	21,760	19,683
Life	99,653	97,388	96,513

Total	$658,532	$654,257	$653,922

Net investment income
Property and casualty	$35,716	$38,002	$35,266
Annuity	136,182	128,904	119,936
Life	59,327	57,029	53,364
Corporate and other	123	926	1,559
Intersegment eliminations	(1,079)	(1,099)	(1,116)

Total	$230,269	$223,762	$209,009

Net income (loss)
Property and casualty	$28,087	$61,234	$74,307
Annuity	17,342	17,560	13,186
Life	16,415	17,275	14,518
Corporate and other	(50,927)	(13,281)	(3,303)

Total	$10,917	$82,788	$98,708

	December 31,
	2008	2007	2006
Assets
Property and casualty	$867,590	$908,209	$903,015
Annuity	3,509,119	4,086,619	4,094,491
Life	1,035,739	1,199,147	1,232,722
Corporate and other	133,172	102,250	126,166
Intersegment eliminations	(37,902)	(36,912)	(26,707)

Total	$5,507,718	$6,259,313	$6,329,687

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2008	2007	2006
Amortization of deferred policy acquisition costs
Property and casualty	$57,948	$58,583	$58,487
Annuity	10,781	7,310	5,795
Life	10,405	9,766	9,716

Total	$79,134	$75,659	$73,998

Amortization of intangible assets
Value of acquired insurance in force
Annuity	$4,037	$4,041	$4,684
Life	1,292	1,338	1,394

Total	$5,329	$5,379	$6,078

Income tax expense (benefit)
Property and casualty	$5,608	$23,437	$30,526
Annuity	3,225	8,366	4,705
Life	9,235	9,321	7,779
Corporate and other	(28,807)	(6,841)	(1,425)

Total	$(10,739)	$34,283	$41,585

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2008
Insurance premiums written and contract deposits	$239,088	$251,420	$245,002	$224,587
Total revenues	221,101	178,204	216,245	219,268
Net income (loss)	22,927	(30,808)	4,542	14,256
Per share information
Basic
Net income (loss)	$0.59	$(0.79)	$0.11	$0.35
Shares of common stock - weighted average (a)	39,062	39,062	40,116	41,055
Diluted
Net income (loss)	$0.58	$(0.79)	$0.11	$0.34
Shares of common stock and equivalent shares - weighted average (a)	39,824	39,062	41,225	42,146
2007
Insurance premiums written and contract deposits	$239,246	$254,422	$250,799	$230,278
Total revenues	221,545	221,874	221,531	222,055
Net income	18,032	18,322	23,166	23,268
Per share information
Basic
Net income	$0.42	$0.42	$0.54	$0.54
Shares of common stock - weighted average (a)	42,953	43,288	43,223	43,118
Diluted
Net income	$0.41	$0.41	$0.52	$0.52
Shares of common stock and equivalent shares - weighted average (a)	43,924	44,268	44,924	45,396
2006
Insurance premiums written and contract deposits	$245,510	$252,238	$244,603	$227,029
Total revenues	229,970	218,882	219,064	217,926
Net income	28,655	19,307	27,500	23,246
Per share information
Basic
Net income	$0.67	$0.45	$0.64	$0.54
Shares of common stock - weighted average (a)	43,055	43,006	42,999	42,987
Diluted
Net income	$0.64	$0.43	$0.61	$0.50
Shares of common stock and equivalent shares - weighted average (a)	45,118	45,002	45,250	47,814

(a)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2008

(Dollars in thousands)

Type of Investments	Cost(1)	Fair Value	Amount shown in Balance Sheet
Fixed maturities:
U.S. Government and federally sponsored agency obligations	$963,069	$988,458	$988,458
States, municipalities and political subdivisions	507,466	493,341	493,341
Foreign government bonds	14,380	14,908	14,908
Public utilities	271,917	252,768	252,768
Other corporate bonds	2,031,025	1,735,786	1,735,786

Total fixed maturity securities	3,787,857	3,485,261	3,485,261

Equity securities:
Non-redeemable preferred stocks	83,816	59,223	59,223
Common stocks	2,368	2,346	2,346

Total equity securities	86,184	61,569	61,569

Mortgage loans	2,768	XXX	2,768
Short-term investments	245,676	XXX	245,676
Short-term investments, loaned securities collateral	—	XXX	—
Policy loans	106,481	XXX	106,481

Total investments	$4,228,966	XXX	$3,901,755

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2008 and 2007

(Dollars in thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Investments and cash	$25,711	$247
Investment in subsidiaries	617,994	849,242
Other assets	48,992	49,273

Total assets	$692,697	$898,762

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$38,000	$—
Long-term debt	199,549	199,485
Other liabilities	6,303	5,999

Total liabilities	243,852	205,484

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2008, 60,874,984; 2007, 60,855,455	61	61
Additional paid-in capital	355,542	353,841
Retained earnings	694,492	698,539
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(182,065)	(2,621)
Net funded status of pension and other postretirement benefit obligations	(11,522)	(3,217)
Treasury stock, at cost, 2008, 21,813,196; 2007, 18,614,971 shares	(407,663)	(353,325)

Total shareholders’ equity	448,845	693,278

Total liabilities and shareholders’ equity	$692,697	$898,762

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Revenues
Net investment income	$131	$925	$1,557
Realized investment gains	29	33	—

Total revenues	160	958	1,557

Expenses
Interest	14,455	14,060	13,143
Other	462	2,542	2,935

Total expenses	14,917	16,602	16,078

Loss before income taxes and equity in net earnings of subsidiaries	(14,757)	(15,644)	(14,521)
Income tax benefit	(6,006)	(5,090)	(5,284)

Loss before equity in net earnings of subsidiaries	(8,751)	(10,554)	(9,237)
Equity in net earnings of subsidiaries	19,668	93,342	107,945

Net income	$10,917	$82,788	$98,708

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows – operating activities
Interest expense paid	$(13,683)	$(13,772)	$(11,150)
Federal income taxes recovered	4,729	5,551	5,080
Cash dividends received from subsidiaries	74,500	40,500	31,700
Contribution to defined benefit pension plan trust fund	—	—	(6,450)
Other, net	(8,780)	2,850	(11,059)

Net cash provided by operating activities	56,766	35,129	8,121

Cash flows—investing activities
Net (increase) decrease in investments	(25,538)	32,089	(31,986)

Net cash provided by (used in) investing activities	(25,538)	32,089	(31,986)

Cash flows—financing activities
Dividends paid to shareholders	(14,964)	(18,359)	(18,310)
Purchase of treasury stock	(54,338)	(20,748)	—
Exercise of stock options	—	4,477	1,874
Principal borrowings on Bank Credit Facility	38,000	—	—
Proceeds from issuance of Senior Notes due 2016	—	—	123,485
Repurchase of Senior Convertible Notes	—	(32,563)	(82,846)
Change in bank overdrafts	—	—	(190)

Net cash provided by (used in) financing activities	(31,302)	(67,193)	24,013

Net increase (decrease) in cash	(74)	25	148
Cash at beginning of period	173	148	—

Cash at end of period	$99	$173	$148

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for									H
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G				I		J	K
Segment	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
									Current year	Prior years
Year Ended December 31, 2008
Property and casualty	$21,331	$297,758	$0	$200,382	$—	$541,125	$35,716	$416,106	$434,206	$(18,100)	$57,948	$70,596	$423,401	$545,873
Annuity	193,459	2,172,533	xxx	—	124,529	17,754	136,182	95,165	xxx	xxx	10,781	32,291	xxx	xxx
Life	97,256	886,324	xxx	6,196	3,830	99,653	59,327	92,059	xxx	xxx	10,405	34,036	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(956)	—	xxx	xxx	—	15,253	xxx	xxx

Total	$312,046	$3,356,615	xxx	$206,578	$128,359	$658,532	$230,269	$603,330	xxx	xxx	$79,134	$152,176	xxx	xxx

Year Ended December 31, 2007
Property and casualty	$20,624	$306,191	$0	$195,635	$—	$535,109	$38,002	$360,431	$380,399	$(19,968)	$58,583	$72,343	$365,549	$535,217
Annuity	146,177	2,018,024	xxx	—	133,863	21,760	128,904	90,172	xxx	xxx	7,310	32,974	xxx	xxx
Life	94,988	856,582	xxx	6,892	4,607	97,388	57,029	85,134	xxx	xxx	9,766	36,601	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	(173)	—	xxx	xxx	—	16,620	xxx	xxx

Total	$261,789	$3,180,797	xxx	$202,527	$138,470	$654,257	$223,762	$535,737	xxx	xxx	$75,659	$158,538	xxx	xxx

Year Ended December 31, 2006
Property and casualty	$21,407	$317,729	$0	$195,527	$—	$537,726	$35,266	$340,630	$359,840	$(19,210)	$58,487	$72,254	$356,309	$539,747
Annuity	131,850	1,948,075	xxx	—	137,434	19,683	119,936	87,512	xxx	xxx	5,795	33,808	xxx	xxx
Life	96,120	832,531	xxx	7,490	5,398	96,513	53,364	83,071	xxx	xxx	9,716	38,153	xxx	xxx
Other, including consolidating eliminations	N/A	—	xxx	N/A	N/A	—	443	—	xxx	xxx	—	16,123	xxx	xxx

Total	$249,377	$3,098,335	xxx	$203,017	$142,832	$653,922	$209,009	$511,213	xxx	xxx	$73,998	$160,338	xxx	xxx

N/A	Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net	Percentage of Amount Assumed to Net
Year ended December 31, 2008
Life insurance in force	$13,671,845	$2,022,559	—	$11,649,286	—
Premiums
Property and casualty	$563,385	$27,129	$4,869	$541,125	0.9%
Annuity	17,754	—	—	17,754	—
Life	104,731	5,078	—	99,653	—

Total premiums	$685,870	$32,207	$4,869	$658,532	0.7%

Year ended December 31, 2007
Life insurance in force	$13,576,538	$1,800,836	—	$11,775,702	—
Premiums
Property and casualty	$562,061	$34,379	$7,427	$535,109	1.4%
Annuity	21,760	—	—	21,760	—
Life	102,593	5,205	—	97,388	—

Total premiums	$686,414	$39,584	$7,427	$654,257	1.1%

Year ended December 31, 2006
Life insurance in force	$13,400,292	$1,710,141	—	$11,690,151	—
Premiums
Property and casualty	$561,228	$32,526	$9,024	$537,726	1.7%
Annuity	19,683	—	—	19,683	—
Life	101,880	5,367	—	96,513	—

Total premiums	$682,791	$37,893	$9,024	$653,922	1.4%

NOTE: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2008

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2008. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description
(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

Exhibit No.		Description
	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

	10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors.

	10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.		Description
	10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

	10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

	10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan.

	10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

	10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

	10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.		Description
	10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan.

	10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

	10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan.

	10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

	10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

	10.9*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan.

	10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 28, 2008.

	10.11*	Summary of HMEC Named Executive Officer Annualized Salary, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated September 10, 2008, filed with the SEC on September 11, 2008.

	10.12*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC.

	10.12(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC, and/or HMSC.

	10.13*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

Exhibit No.		Description
	10.13(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

	10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.14(a)*	Amendment to Employment Agreement between HMEC and Louis G. Lower II as of January 1, 2008.

	10.15*	Employment Agreement between HMSC and Stephen P. Cardinal as of November 20, 2008.

	10.16*	Waiver and Release Agreement entered by and between HMSC and Frank D’Ambra as of May 21, 2008, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended on June 30, 2008, filed with the SEC on August 8, 2008.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

	99.2	Updated Numerical Exhibits to the Company’s Earnings Release for the Year Ended December 31, 2008.