Form 10-Q
period 2009-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2009-05-08
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes         No

Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes         No    X

As of April 30, 2009, 39,169,009 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2009, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

As discussed in Note 1 to the December 31, 2008 consolidated financial statements, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, effective January 1, 2007. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No 109, effective January 1, 2007. As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 7, 2009

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2009, $3,706,621; 2008, $3,787,857)	$3,372,357	$3,485,261
Equity securities, available for sale, at fair value (amortized cost 2009, $72,634; 2008, $86,184)	47,333	61,569
Short-term and other investments	478,202	354,925

Total investments	3,897,892	3,901,755
Cash	12,359	9,204
Accrued investment income and premiums receivable	107,990	103,534
Deferred policy acquisition costs	316,630	312,046
Goodwill	47,396	47,396
Other assets	259,775	168,566
Separate Account (variable annuity) assets	884,291	965,217

Total assets	$5,526,333	$5,507,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,208,729	$2,166,518
Interest-sensitive life contract liabilities	691,566	685,854
Unpaid claims and claim expenses	306,204	311,243
Future policy benefits	193,973	193,000
Unearned premiums	200,395	206,578

Total policy liabilities	3,600,867	3,563,193
Other policyholder funds	126,563	128,359
Other liabilities	232,335	164,555
Short-term debt	38,000	38,000
Long-term debt	199,566	199,549
Separate Account (variable annuity) liabilities	884,291	965,217

Total liabilities	5,081,622	5,058,873

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2009, 60,982,205; 2008, 60,874,984	61	61
Additional paid-in capital	357,003	355,542
Retained earnings	705,797	694,492
Accumulated other comprehensive loss net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(198,965)	(182,065)
Net funded status of pension and other postretirement benefit obligations	(11,522)	(11,522)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	444,711	448,845

Total liabilities and shareholders’ equity	$5,526,333	$5,507,718

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues
Insurance premiums and contract charges earned	$162,463	$162,549
Net investment income	57,863	56,613
Net realized investment losses	(847)	(2,451)
Other income	2,890	2,557

Total revenues	222,369	219,268

Benefits, losses and expenses
Benefits, claims and settlement expenses	107,740	106,914
Interest credited	33,729	32,055
Policy acquisition expenses amortized	23,009	21,028
Operating expenses	35,543	34,780
Amortization of intangible assets	223	1,245
Interest expense	3,497	3,401

Total benefits, losses and expenses	203,741	199,423

Income before income taxes	18,628	19,845
Income tax expense	5,197	5,589

Net income	$13,431	$14,256

Net income per share
Basic	$0.34	$0.35

Diluted	$0.33	$0.34

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,164	41,055
Diluted	40,385	42,146

Comprehensive loss
Net income	$13,431	$14,256
Other comprehensive loss, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(16,900)	(31,670)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Other comprehensive loss	(16,900)	(31,670)

Total	$(3,469)	$(17,414)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Common stock
Beginning balance	$61	$61
Conversion of Director Stock Plan units, 2009, 84,562 shares; 2008, 16,355 shares	-	-
Conversion of restricted stock units, 2009, 22,659 shares; 2008, 3,174 shares	-	-

Ending balance	61	61

Additional paid-in capital
Beginning balance	355,542	353,841
Conversion of Director Stock Plan units and restricted stock units	1,168	369
Share-based compensation expense	293	333

Ending balance	357,003	354,543

Retained earnings
Beginning balance	694,492	698,539
Net income	13,431	14,256
Cash dividends, 2009, $0.0525 per share; 2008, $0.105 per share	(2,126)	(4,391)

Ending balance	705,797	708,404

Accumulated other comprehensive loss, net of taxes
Beginning balance	(193,587)	(5,838)
Change in net unrealized gains and losses on fixed maturities and equity securities	(16,900)	(31,670)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	(210,487)	(37,508)

Treasury stock, at cost
Beginning balance, 2009, 21,813,196 shares; 2008, 18,614,971 shares	(407,663)	(353,325)
Purchase of 0 shares in 2009; 1,636,376 shares in 2008	-	(29,465)

Ending balance, 2009, 21,813,196 shares; 2008, 20,251,347 shares	(407,663)	(382,790)

Shareholders’ equity at end of period	$444,711	$642,710

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows - operating activities
Premiums collected	$156,224	$154,197
Policyholder benefits paid	(117,001)	(114,048)
Policy acquisition and other operating expenses paid	(54,410)	(58,189)
Federal income taxes recovered (paid)	-	-
Investment income collected	54,266	54,999
Interest expense paid	(550)	(40)
Other	1,674	3,129

Net cash provided by operating activities	40,203	40,048

Cash flows - investing activities
Fixed maturities
Purchases	(606,774)	(244,990)
Sales	653,322	188,573
Maturities, paydowns, calls and redemptions	23,524	130,611
Net cash used in short-term and other investments	(123,576)	(91,580)

Net cash used in investing activities	(53,504)	(17,386)

Cash flows - financing activities
Dividends paid to shareholders	(2,126)	(4,391)
Purchase of treasury stock	-	(29,465)
Annuity contracts, variable and fixed
Deposits	68,714	73,909
Benefits and withdrawals	(44,084)	(45,971)
Net transfer to Separate Account (variable annuity) assets	(6,950)	(20,480)
Life policy accounts
Deposits	281	251
Withdrawals and surrenders	(1,279)	(1,502)
Change in bank overdrafts	1,900	634

Net cash provided by (used in) financing activities	16,456	(27,015)

Net increase (decrease) in cash	3,155	(4,353)

Cash at beginning of period	9,204	13,209

Cash at end of period	$12,359	$8,856

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009 and 2008

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2009 and the consolidated results of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the three months ended March 31, 2009 and 2008. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Adoption of SFAS No. 163

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement applies to financial guarantee insurance and reinsurance contracts, including the recognition and measurement of premium revenue and claim liabilities. The adoption of this SFAS did not have an effect on the results of operations or financial position of the Company.

Adoption of FSP APB 14-1

Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) No. Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this FSP did not have a material effect on the results of operations or financial position of the Company.

Adoption of FSP FAS 142-3

Effective January 1, 2009, the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for FASB SFAS No. 142, “Goodwill and Other Intangible Assets”. The adoption of this FSP did not have an effect on the results of operations or financial position of the Company.

Adoption of FSP FAS 140-3

Effective January 1, 2009, the Company adopted FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement unless four conditions are all met. Transactions that meet all four criteria are accounted for separately from repurchase financings. The adoption of this FSP did not have an effect on the results of operations or financial position of the Company.

Note 1 - Basis of Presentation-(Continued)

Recent Accounting Changes

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Statement of Financial Accounting Standards (“SFAS” or “FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS No. 157-4, if there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, little weight, if any, should be placed on that transaction price as an indicator of fair value. FSP FAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management elected not to adopt this FSP early and is currently assessing its potential effect on the results of operations and financial position of the Company.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP separates an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. FSP FAS No. 115-2 and FAS 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management elected not to adopt this FSP early and is currently assessing its potential effect on the results of operations and financial position of the Company.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principle Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Because the requirements of this FSP relate only to financial statement disclosures, its adoption will not have an effect on the results of operations or financial position of the Company.

Note 2 - Investments

Fixed Maturity Securities and Equity Securities

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2009, 95.2% of these securities were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Total Carrying Value		March 31, 2009
Rating (1)	March 31, 2009	December 31, 2008	Carrying Value (2)	Amortized Cost
Fixed maturity securities
AAA	35.4%	43.5%	$1,194,130	$1,196,088
AA	13.9	9.4	469,079	499,940
A	25.0	24.1	842,697	973,696
BBB	21.1	19.1	711,247	834,794
BB	2.7	2.3	90,079	114,334
B	1.8	1.5	59,960	81,568
CCC or lower	0.1	0.1	5,052	6,117
Not rated (3)	-	-	113	84

Total	100.0%	100.0%	$3,372,357	$3,706,621

Equity securities
AAA	12.8%	9.8%	$6,060	$6,000
AA	-	1.0	-	-
A	30.2	54.5	14,277	25,313
BBB	34.6	27.9	16,361	28,691
BB	17.2	2.9	8,161	9,873
B	2.6	-	1,227	1,227
CCC or lower	0.1	0.2	50	43
Not rated (4)	2.5	3.7	1,197	1,487

Total	100.0%	100.0%	$47,333	$72,634

(1)

Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)

Carrying values are equal to fair values, with fair values based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodology, including cash flow modeling. See also “Note 3 — Fair Value Measurements”.

(3)

This category includes $88 (fair value) of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 60.8% of these private placement securities as investment grade. The remaining $25 (fair value) of securities in this category were obtained in partial settlement of a default that occurred in 2002 and are not rated by S&P, Moody’s or the NAIC.

(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

Note 2 - Investments-(Continued)

The following table presents the distribution of the Company’s fixed maturity securities portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

	Percent of Total Fair Value		March 31, 2009
	March 31, 2009	December 31, 2008	Fair Value	Amortized Cost
Due in 1 year or less	5.0%	7.1%	$169,955	$186,801
Due after 1 year through 5 years	26.2	30.0	882,258	969,706
Due after 5 years through 10 years	30.8	30.7	1,038,192	1,141,096
Due after 10 years through 20 years	13.8	10.6	465,611	511,762
Due after 20 years	24.2	21.6	816,341	897,256

Total	100.0%	100.0%	$3,372,357	$3,706,621

The average option adjusted duration for the Company’s fixed maturity securities was 6.4 years at March 31, 2009 and 5.9 years at December 31, 2008. The increase in duration was primarily driven by a reduction in mortgage-backed securities, which have a lower duration, as the Company completed an opportunistic capital gains program during the first three months of 2009.

In the first quarter of 2009, pretax net realized investment losses were $847, including $15,857 of impairment charges. These charges were comprised of $13,450 of impairment write-downs, primarily below investment grade perpetual preferred stocks, and $2,407 of impairments on securities that the Company no longer intends to hold until the value fully recovers, primarily high-yield bonds. In addition, the Company recorded $1,625 of realized impairment losses on securities that were disposed of during the quarter, primarily high-yield investments. These losses were largely offset by $16,635 of realized gains on security sales.

Note 2 - Investments-(Continued)

The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at March 31, 2009 and December 31, 2008, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2009 — which was driven largely by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the contractual terms of the securities, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no other-than-temporary impairment of these securities was recorded at March 31, 2009.

	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$10,544	$23	$2,687	$92	$13,231	$115
Other	11,113	82	-	-	11,113	82
Municipal bonds	151,233	4,637	121,704	12,049	272,937	16,686
Foreign government bonds	4,803	299	-	-	4,803	299
Corporate bonds	703,414	91,582	534,062	153,582	1,237,476	245,164
Other mortgage-backed securities	159,996	47,314	101,594	91,917	261,590	139,231

Totals	$1,041,103	$143,937	$760,047	$257,640	$1,801,150	$401,577

Equity securities	$17,202	$12,236	$15,403	$13,591	$32,605	$25,827

As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$37,982	$212	$6,780	$135	$44,762	$347
Other	2,317	83	-	-	2,317	83
Municipal bonds	165,004	9,140	101,890	13,577	266,894	22,717
Foreign government bonds	3,996	188	-	-	3,996	188
Corporate bonds	739,703	115,299	456,149	103,317	1,195,852	218,616
Other mortgage-backed securities	167,567	58,340	70,776	70,115	238,343	128,455

Totals	$1,116,569	$183,262	$635,595	$187,144	$1,752,164	$370,406

Equity securities	$22,880	$9,263	$23,250	$15,947	$46,130	$25,210

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value Measurements

The Company is required under GAAP to disclose estimated fair values for certain financial instruments. Fair values of the Company’s insurance contracts other than annuity contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts. Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value in accordance with GAAP. FSP No. FAS 157-2 deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are not disclosed at fair value in the consolidated financial statements on a recurring basis. Effective January 1, 2009, the Company adopted the fair value disclosure requirements for these nonfinancial assets and nonfinancial liabilities.

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

Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 94% of the portfolio was priced through pricing services or index priced as of March 31, 2009. The remainder of the portfolio

Note 3 - Fair Value Measurements-(Continued)

was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first three months of 2009.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2009. At March 31, 2009, Level 3 assets comprised approximately 0.7% of the Company’s total investment portfolio fair value.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
March 31, 2009
Financial Assets
Investments
Fixed maturities	$3,372,357	$3,372,357	$43,700	$3,303,501	$25,156
Equity securities	47,333	47,333	23,221	23,657	455
Short-term investments (1)	368,084	368,084	368,084	-	-

Total	3,787,774	3,787,774	435,005	3,327,158	25,611
Separate Account (variable annuity) assets	884,291	884,291	884,291	-	-
Nonfinancial Asset
Goodwill	47,396	47,396	-	-	47,396

December 31, 2008
Financial Assets
Investments
Fixed maturities	$3,485,261	$3,485,261	$49,101	$3,405,721	$30,439
Equity securities	61,569	61,569	31,675	29,439	455
Short-term investments (1)	245,676	245,676	244,579	1,097	-

Total	3,792,506	3,792,506	325,355	3,436,257	30,894
Separate Account (variable annuity) assets	965,217	965,217	965,217	-	-

(1)	Short-term investments are included in “Short-term and Other Investments” in the Consolidated Balance Sheet.

Note 3 - Fair Value Measurements-(Continued)

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis for the period January 1, 2009 to March 31, 2009.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2009	$30,439	$455	$30,894
Total net gains (losses) (all unrealized)	(4,680)	-	(4,680)
Paydowns and maturities	(603)	-	(603)
Purchases, sales, issuances and settlements	-	-	-
Transfers in (out) of Level 3	-	-	-

Ending balance, March 31, 2009	$25,156	$455	$25,611

For the period January 1, 2009 to March 31, 2009, there were no realized gains or losses included in earnings that were attributable to Level 3 assets still held at March 31, 2009.

The following table presents a reconciliation for all Level 3 assets measured at fair value on a non-recurring basis for the period January 1, 2009 to March 31, 2009.

Goodwill
For the Three Months Ended March 31, 2009
Nonfinancial Assets
Beginning balance, January 1, 2009	$47,396
Total net gains (losses) (realized/unrealized)	-
Paydowns and maturities	-
Purchases, sales, issuances and settlements	-
Transfers in (out) of Level 3	-

Ending balance, March 31, 2009	$47,396

Note 4 - Debt

Indebtedness outstanding was as follows:

	March 31, 2009	December 31, 2008
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $165 and $172 (6.1% imputed rate)	74,835	74,828
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $269 and $279 (6.9% imputed rate)	124,731	124,721

Total	$237,566	$237,549

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 5 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined contribution plan or a supplemental defined benefit plan or both. Additional information regarding the Company’s retirement plans is contained in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2009 and 2008.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Components of net periodic pension expense:
Service cost	$-	$-	$(13)	$(11)
Interest cost	1,973	249	254	235
Expected return on plan assets	(2,301)	(289)	-	-
Recognized net actuarial loss	401	136	66	146
Settlement loss	784	57	-	-

Net periodic pension expense	$857	$153	$307	$370

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expects to contribute approximately $1,100 to the supplemental defined benefit plans in 2009, of which $284 was contributed during the three months ended March 31, 2009. There is no minimum funding requirement for the Company’s defined benefit pension plan in 2009. At the time of this Quarterly Report on Form 10-Q, the Company expects to contribute between $2,700 and $5,600 to the defined benefit plan in 2009, of which $0 was contributed during the three months ended March 31, 2009. At the time of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expected to contribute approximately $5,400 to the defined benefit plan in 2009.

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the Plan’s eligibility requirements, and their eligible dependents. As described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a defined contribution plan with a Health Reimbursement Account (“HRA”) for each eligible retired participant. Funding of HRA accounts was $209 and $288 for the three months ended March 31, 2009 and 2008, respectively.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

The following table summarizes the components of the net periodic benefit gain for postretirement benefits other than pension for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Components of net periodic gain:
Service cost	$-	$1
Interest cost	10	38
Amortization of prior service cost	(72)	(527)
Recognized net actuarial gain	(25)	(110)

Net periodic benefit gain	$(87)	$(598)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expects to contribute approximately $700 to the defined benefit postretirement benefit plans other than pensions in 2009, of which $238 was contributed during the three months ended March 31, 2009.

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

	Gross Amount	Ceded	Assumed	Net
Three months ended March 31, 2009

Premiums written and contract deposits	$228,850	$8,451	$918	$221,317
Premiums and contract charges earned	170,424	9,022	1,061	162,463
Benefits, claims and settlement expenses	108,962	2,205	983	107,740

Three months ended March 31, 2008

Premiums written and contract deposits	$232,283	$7,877	$181	$224,587
Premiums and contract charges earned	170,841	8,618	326	162,549
Benefits, claims and settlement expenses	109,165	2,582	331	106,914

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as debt service, realized investment gains and losses and certain public company expenses, within the past six years such items have included debt retirement costs/gains and restructuring charges. Summarized financial information for these segments is as follows:

	Three Months Ended March 31,
	2009	2008
Insurance premiums and contract charges earned
Property and casualty	$135,022	$132,987
Annuity	3,180	4,775
Life	24,261	24,787

Total	$162,463	$162,549

Net investment income
Property and casualty	$8,301	$9,180
Annuity	34,828	33,055
Life	14,996	14,627
Corporate and other	5	23
Intersegment eliminations	(267)	(272)

Total	$57,863	$56,613

Net income (loss)
Property and casualty	$12,446	$13,035
Annuity	1,184	2,938
Life	3,447	2,635
Corporate and other	(3,646)	(4,352)

Total	$13,431	$14,256

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$-	$918
Life	223	327

Total	$223	$1,245

	March 31, 2009	December 31, 2008
Assets
Property and casualty	$885,030	$867,590
Annuity	3,537,783	3,509,119
Life	1,003,868	1,035,739
Corporate and other	131,698	133,172
Intersegment eliminations	(32,046)	(37,902)

Total	$5,526,333	$5,507,718

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

For the three months ended March 31, 2009, the Company’s net income of $13.4 million represented a decrease of $0.9 million compared to the prior year. After-tax net realized investment gains and losses improved by $1.0 million between periods. The current period included transition costs of approximately $3.1 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies. Catastrophe costs decreased $0.6 million after tax; however, non-catastrophe weather-related losses increased somewhat compared to the prior year. In addition, compared to the first quarter of 2008, net income in the current period increased by $0.4 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 94.6% for the first quarter of 2009 compared to 93.5% for the same period in 2008. Annuity segment net income decreased $1.8 million compared to the first three months of 2008, as current year improvements in the interest margin were more than offset by the adverse impact of the financial markets on the level of contract charges earned, the valuation of deferred policy acquisition costs and the Company’s guaranteed minimum death benefit reserve. Life segment net income increased $0.8 million compared to a year earlier, reflecting growth in investment income and a decrease in mortality costs.

Premiums written and contract deposits declined a modest 1% compared to the first three months of 2008, primarily reflecting a 7% decrease in annuity deposit receipts in the current period. New automobile sales units for the current quarter were 5% less than the first three months of 2008, although average agent true new automobile sales productivity increased compared to a year earlier. The automobile new business decrease was offset by favorable policy retention and growth in average premium per policy. Life segment insurance premiums and contract deposits decreased slightly compared to the prior year.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s consolidated assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: fair value measurements, other-than-temporary impairment of investments, goodwill, deferred policy acquisition costs for annuity and interest-sensitive life products, deferred taxes, liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits and valuation of assets and liabilities related to the defined benefit pension plan.

Fair Value Measurements

The Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, effective January 1, 2008. SFAS No. 157 established a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

At March 31, 2009, Level 3 assets comprised approximately 0.7% of the Company’s total investment portfolio fair value. For additional detail, see “Notes to Consolidated Financial Statements — Note 3 — Fair Value Measurements”.

Valuation of Significant Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuation provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 94% of the portfolio was priced through pricing services or index priced as of March 31, 2009. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first three months of 2009.

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

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) the Company’s ability and intent to retain the investment long enough to allow for the anticipated recovery in fair value or until it matures, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, (7) the cash flows of the issuer or the underlying cash flows for asset-

backed securities and (8) a near-term recovery period for equity securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period.

With respect to fixed income securities involving securitized financial assets — primarily asset backed and commercial mortgage backed securities in the Company’s portfolio — which fall under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”, all of the Company’s securitized financial assets fair values are determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to spread widening, market illiquidity or changes in interest rates where there exists a reasonable expectation based on the Company’s consideration of all objective information available that the Company will recover all amounts due under the contractual terms of the security and the Company has the intent and ability to hold the investment until maturity or a market recovery is realized. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.

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

As part of the Company’s December 31, 2008 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company using the December 31, 2008 common stock price. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to transaction premium. The amount of the transaction premium was determined to be reasonable based on recent insurance transactions and specific facts and circumstances related to the Company.

There were no events or material changes in circumstances during the three months ended March 31, 2009 that indicated that a triggering event had occurred. However, if current market conditions persist during 2009, in particular if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each future quarter as part of an interim impairment test. Subsequent reviews of goodwill could result in an impairment of goodwill during 2009.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s assumed long-term assumption. The Company’s practice with regard to returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs balance of approximately $1 million. At March 31, 2009, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 6%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.10 million and $0.20 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations — Amortization of Policy Acquisition Expenses and Intangible Assets”.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $11 million of net income based on reserves as of March 31, 2009. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	March 31, 2009			December 31, 2008
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$69.5	$130.9	$200.4	$70.3	$129.5	$199.8
Automobile other	4.5	1.8	6.3	6.1	1.6	7.7
Homeowners	13.2	45.7	58.9	15.1	46.6	61.7
All other	3.7	23.8	27.5	3.9	24.7	28.6

Total	$90.9	$202.2	$293.1	$95.4	$202.4	$297.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At March 31, 2009, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the three months ended March 31, 2009 by approximately $2.2 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2007 and 2008. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table as of December 31, 2008 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Information regarding property and casualty reserve reestimates for each of the three years ended December 31, 2008 is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 2008 — Benefits, Claims and Settlement Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2009	2008	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$128.2	$126.6	1.3%	$1.6
Involuntary and other property & casualty	0.9	0.2	350.0%	0.7

Total property & casualty	129.1	126.8	1.8%	2.3
Annuity deposits	68.7	73.9	-7.0%	(5.2)
Life	23.5	23.9	-1.7%	(0.4)

Total	$221.3	$224.6	-1.5%	$(3.3)

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2009	2008	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$134.4	$133.3	0.8%	$1.1
Involuntary and other property & casualty	0.6	(0.3)	N.M.	0.9

Total property & casualty	135.0	133.0	1.5%	2.0
Annuity	3.2	4.7	-31.9%	(1.5)
Life	24.3	24.8	-2.0%	(0.5)

Total	$162.5	$162.5	-	$-

N.M. – Not meaningful.

For the first three months of 2009, the Company’s premiums written and contract deposits decreased 1.5% compared to the prior year, primarily reflecting decreases in annuity deposit receipts in the current period. Voluntary property and casualty business represents policies sold through the Company's marketing organization and issued under the Company's underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s dedicated agency force totaled 675 at March 31, 2009, reflecting a decrease of 10.9% compared to 758 agents at March 31, 2008 and an increase of 0.7% compared to 670 at December 31, 2008. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At March 31, 2009, there were 412 licensed producers, compared to 284 at March 31, 2008 and 394 at December 31, 2008. Including these licensed producers, the Company’s total points of distribution increased to 1,087 at March 31, 2009, a growth of 4.3% compared to 12 months earlier. At the time of this Quarterly Report on Form 10-Q, management anticipates that over the next several quarters the agent count will increase modestly during the Company’s continued transition to its Agency Business Model and Exclusive Agent agreement, with a further increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new models.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on the foundation of the Agency Business Model, in the fourth quarter of 2008 the Company introduced its Exclusive Agent agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. By January 1, 2009, the first 71 individuals migrated from being employee agents to functioning as independent Exclusive Agents and by March 31, 2009, 91 individuals were appointed as Exclusive Agents. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

For the first three months of 2009, total new automobile sales units were 5.4% less than the prior year, including a 5.2% decrease in true new automobile sales units. New homeowners sales units increased 7.1% compared to the first quarter of 2008. For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the decreases in automobile and home sales. Annuity new business increased 49.9% compared to the first quarter of 2008, reflecting new business growth in the Company’s core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded as cash is received) of 98.9% coupled with a 30.3% increase in single premium and rollover deposits, including both Horace Mann and partner company products. Growth in annuity new business has been supported by the Company’s approved 403(b) payroll reduction capabilities. The Company has payroll slots in approximately one-third of the 15,500 public school districts in the United States and maintained that position through the 2008 transition to the new IRS regulations governing section 403(b) plans. Life new business decreased 12.9% compared to the prior year due in part to current economic conditions. For the first three months of 2009, total new business sales increased 28.4% compared to a year earlier. In total, dedicated agent sales for the first three months of 2009 increased 20.9% compared to the prior year. Average overall productivity per agent increased compared to the first three months of 2008 reflecting improvements from both annuity and automobile sales. Average agent productivity is measured as new sales premiums from the dedicated agent force per the average number of dedicated agents for the period.

Total voluntary automobile and homeowners premium written increased 1.3%, or $1.6 million, in the first three months of 2009, including a $0.7 million increase in catastrophe reinsurance premiums for 2009. The automobile and homeowners average written premium per policy each increased compared to the prior year, with the change in average premium for both lines moderated by the improved quality of the books of business. For the first three months of 2009, approved rate increases for the Company’s automobile and homeowners business were minimal, similar to rate actions in the prior year. At March 31, 2009, there were 532,000 voluntary automobile and 263,000 homeowners policies in force, for a total of 795,000 policies, compared to a total of 798,000 policies at December 31, 2008 and 799,000 policies at March 31, 2008.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.1% at March 31, 2009 compared to 90.8% at March 31, 2008. The property 12-month new and renewal policy retention rate was 88.8% at March 31, 2009 compared to 88.6% a year earlier.

Voluntary automobile premium written increased 1.2% ($1.1 million) compared to the first three months of 2008. This premium growth was driven by a modest increase in average premium per policy. Average earned premium per policy also increased modestly. Automobile policies in force at March 31, 2009 decreased 3,000 compared to December 31, 2008 and 2,000 compared to March 31, 2008. The number of educator policies increased throughout the periods.

Voluntary homeowners premium written increased 1.4% ($0.5 million) compared to the first quarter of 2008 including the higher amount of catastrophe reinsurance premiums noted above. Homeowners average written premium per policy increased 3% compared to the first quarter of 2008, while average earned premium per policy increased 4% compared to a year earlier. Homeowners policies in force at March 31, 2009 were equal to December 31, 2008 and decreased 2,000 compared to a year earlier, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances.

For the three months ended March 31, 2009, the Company’s results have been impacted by ongoing and recurring proceedings in North Carolina challenging private passenger automobile rates. This has required the Company to escrow premiums received pending resolution of these proceedings, adversely impacting earned premiums and pretax income by $0.2 million for the first quarter of 2009. Based on information available at the time of this Quarterly Report on Form 10-Q, management anticipates an adverse impact of approximately $2 million for full year 2009.

Annuity deposits received decreased 7.0% for the three months ended March 31, 2009 compared to the same period in 2008. In the first three months of 2009, scheduled annuity deposits decreased 14.6% compared to the prior year while single premium and rollover deposits increased 12.1%. In the first three months of 2009, new deposits to variable accounts decreased 26.4%, or $9.4 million, and new deposits to fixed accounts increased 11.0%, or $4.2 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 1,176 authorized agents at March 31, 2009. During the first three months of 2009, this channel generated $10.1 million in annualized new annuity sales for the Company compared to $5.0 million for the first quarter of 2008, reflecting increases in both single and rollover deposit business.

Total annuity accumulated cash value of $3.2 billion at March 31, 2009 decreased 9.8% compared to a year earlier, as the increase from new deposits received and favorable retention were more than offset by unfavorable financial market performance over the 12 months. At March 31, 2009, the number of annuity contracts outstanding of 175,000 increased 2.3%, or 4,000 contracts, compared to December 31, 2008 and increased 4.2%, or 7,000 contracts, compared to March 31, 2008.

Variable annuity accumulated balances were 36.5% lower at March 31, 2009 than at March 31, 2008, primarily reflecting financial market performance, and accordingly, annuity segment contract charges earned decreased 31.9%, or $1.5 million, compared to the first three months of 2008.

Life segment premiums and contract deposits decreased slightly compared to the first three months of 2008. The ordinary life insurance in force lapse ratio was 5.5% for the 12 months ended March 31, 2009 compared to 5.7% for the 12 months ended March 31, 2008.

Net Investment Income

For the three months ended March 31, 2009, pretax investment income of $57.9 million increased 2.3%, or $1.3 million, (1.6%, or $0.6 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets (excluding securities lending collateral) increased 2.8% over the 12 months ended March 31, 2009. The average pretax yield on the investment portfolio was 5.46% (3.69% after tax) for the first three months of 2009, compared to pretax yields of 5.49% (3.73% after tax) a year earlier. The current period yield was adversely impacted by the elevated level of short-term investment holdings. Management anticipates reinvesting the majority of these funds in long-term bonds by June 30, 2009.

Net Realized Investment Gains and Losses

Net realized investment losses (pretax) were $0.8 million for the first three months of 2009 compared to net realized investment losses of $2.4 million in the prior year’s first quarter. The net gains and losses in all periods were realized from recording of impairment charges and ongoing investment portfolio management activity. In addition, the first quarter of 2008 included $1.1 million of litigation proceeds on previously impaired WorldCom, Inc. debt securities, with no similar amounts received in the current period.

In the first quarter of 2009, pretax net realized investment losses were $0.8 million, including $15.8 million of impairment charges. These charges were comprised of $13.4 million of impairment write-downs, primarily below investment grade perpetual preferred stocks, and $2.4 million of impairments on securities that the Company no longer intends to hold until the value fully recovers, primarily high-yield bonds. In addition, the Company recorded $1.6 million of realized impairment losses on securities that were disposed of during the quarter, primarily high-yield investments. These losses were largely offset by $16.6 million of realized gains on security sales.

In the first quarter 2008, impairment write-downs of $2.7 million were recorded, primarily related to certain below investment grade fixed maturity securities, with $2.3 million of the write-downs attributable to 6 securities of telecommunications and telecommunications-related media issuers, which at March 31, 2008 the Company no longer intended to hold until the value fully recovered. In addition to write-downs, net realized losses in the first quarter of 2008 included $3.9 million of realized other-than-temporary impairment losses, primarily on financial institution and below investment grade fixed maturity securities that were disposed of during the quarter. Net realized investment losses in the first three months of 2008 included gains of $0.1 million from sales of securities for which impairment charges were recorded in 2007.

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

There were securities priced below 80% of book value at March 31, 2009 that were not impaired. The illiquidity in the marketplace, continued concern over economic weakness, continued write-offs related to mortgage and structured securities, distressed sellers in the marketplace and spread widening for certain asset classes related to demand for increased risk premiums contributed to the decline in security valuations. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows. Management views the decrease in value of all of these securities as temporary, anticipates continued payments under the contractual terms of the securities and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of March 31, 2009 by major asset class, including the ten largest sectors of the Company's corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. In the first three months of 2009, the continued uncertainty and volatility in the financial markets caused additional spread-widening for certain asset classes and interest rate volatility, which had an adverse effect on the fair value of investments. The Company’s pretax net unrealized loss at March 31, 2009 was spread over numerous asset classes and commercial mortgage-backed securities, investment grade bonds and financial institution securities (both bonds and preferred stocks) were most impacted.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Utilities	46	$254.5	$276.7	$(22.2)
Energy	41	207.7	232.1	(24.4)
Banking and Finance	42	206.2	257.9	(51.7)
Health Care	37	159.4	167.9	(8.5)
Telecommunications	21	148.2	158.5	(10.3)
Food and Beverage	17	73.4	72.5	0.9
Insurance	22	67.4	95.2	(27.8)
Transportation	13	65.9	72.0	(6.1)
Metal and Mining	14	60.8	78.9	(18.1)
Natural Gas	11	56.0	63.4	(7.4)
All Other Corporates (1)	138	427.4	476.8	(49.4)

Total corporate bonds	402	1,726.9	1,951.9	(225.0)
Mortgage-backed securities
U.S. government and federally sponsored agencies	349	512.3	491.1	21.2
Commercial	131	238.5	354.3	(115.8)
Other	18	22.5	23.6	(1.1)
Municipal bonds	210	617.2	620.9	(3.7)
Government bonds
U.S.	7	122.9	119.5	3.4
Foreign	3	8.0	8.1	(0.1)
Collateralized debt obligations (2)	10	15.1	19.8	(4.7)
Asset-backed securities	41	109.0	117.4	(8.4)

Total fixed maturity securities	1,171	$3,372.4	$3,706.6	$(334.2)

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	24	$30.8	$48.7	$(17.9)
Real estate	12	6.5	8.4	(1.9)
Utilities	4	4.2	5.0	(0.8)
Insurance	8	4.0	8.5	(4.5)
Energy	1	0.5	0.6	(0.1)
U.S. federally sponsored agencies	2	0.1	*	0.1
Common stocks
Cable	3	0.7	1.5	(0.8)
Technology and other	2	0.5	*	0.5

Total equity securities	56	$47.3	$72.7	$(25.4)

Total	1,227	$3,419.7	$3,779.3	$(359.6)

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 22 additional industry classifications. Cable, broadcasting and media, automobiles, industrial, technology and defense represented $245.6 million of fair value at March 31, 2009, with the remaining 16 classifications each representing less than $30 million.

(2)

Based on fair value, 75.4% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2009.

At March 31, 2009, the Company's diversified fixed maturity securities portfolio consisted of 1,472 investment positions, issued by 1,171 entities, and totaled approximately $3.4 billion in fair value. This portfolio was 95.4% investment grade, based on fair value, with an average quality rating of A+.

At March 31, 2009, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had three subprime securities with a fair value of $3.3 million and an unrealized loss of $0.1 million at March 31, 2009. The “Alt-A” mortgage loan exposure was comprised of five securities with a total fair value of approximately $6.6 million, of which $4.6 million was vintage year 2004 and prior, with an unrealized loss of approximately $0.9 million at March 31, 2009.

At March 31, 2009, the Company had $238.5 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with a net unrealized loss of $115.8 million. CMBS spreads widened slightly more during the quarter, particularly for the more recent vintages. The Company’s CMBS portfolio continues to be 100% investment grade, with an overall credit rating of AA, and is well diversified by property type, geography and sponsor. Based on fair value, over 22% (13% based on amortized cost) of these holdings are comprised of multi-family housing projects that are directly backed by the Government National Mortgage Association. Another 16% (12% amortized cost) is made up of fully amortizing loans to finance military housing, where rental payments are appropriated by the U.S. government. Approximately 10% (8% amortized cost) of the CMBS portfolio is represented by cell tower revenue and timberland securitizations, which offer further diversification. The traditional conduit fusion portion of the portfolio is 49% (64% amortized cost) of the Company’s CMBS holdings, with 68% (71% amortized cost) of those securities in the more seasoned 1997 through 2005 vintages. Of the remaining 2006 to 2008 vintage loans, approximately 95% (77% amortized cost) are AAA rated.

At March 31, 2009, the Company had $237.0 million fair value in financial institution bonds and preferred stocks with a net unrealized loss of $69.6 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention.

At March 31, 2009, the Company had $617.2 million fair value invested in municipal bonds, primarily in the portfolios of the property and casualty insurance subsidiaries, with an unrealized loss of $3.7 million. The overall credit quality of these securities was AA, with approximately 55% of the value insured at March 31, 2009. This represents approximately 9% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at March 31, 2009.

At March 31, 2009, the fixed maturity securities and equity securities portfolio had $427.4 million pretax of gross unrealized losses related to 832 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at March 31, 2009, including the length of time that the securities have continuously been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of March 31, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	120	$383.4	$399.4	$(16.0)
4 through 6 months	30	67.6	76.8	(9.2)
7 through 9 months	87	199.4	235.2	(35.8)
10 through 12 months	104	319.2	385.7	(66.5)
13 through 24 months	180	486.4	671.6	(185.2)
25 through 36 months	34	92.3	110.5	(18.2)
37 through 48 months	18	84.4	98.2	(13.8)
Greater than 48 months	6	20.3	22.2	(1.9)

Total	579	$1,653.0	$1,999.6	$(346.6)

Non-investment grade
3 Months or less	6	$6.6	$7.7	$(1.1)
4 through 6 months	7	4.9	5.6	(0.7)
7 through 9 months	37	26.0	29.9	(3.9)
10 through 12 months	46	34.0	44.8	(10.8)
13 through 24 months	71	62.6	90.9	(28.3)
25 through 36 months	7	3.7	11.3	(7.6)
37 through 48 months	9	6.4	7.8	(1.4)
Greater than 48 months	4	3.9	5.1	(1.2)

Total	187	$148.1	$203.1	$(55.0)

Not rated	-	-	-	-

Total fixed maturity securities	766	$1,801.1	$2,202.7	$(401.6)

Equity Securities (1)
Investment grade
3 Months or less	7	$3.6	$5.6	$(2.0)
4 through 6 months	1	0.6	0.8	(0.2)
7 through 9 months	8	2.4	6.1	(3.7)
10 through 12 months	14	8.8	13.5	(4.7)
13 through 24 months	28	12.1	24.5	(12.4)
25 through 36 months	1	3.3	4.5	(1.2)
Greater than 36 months	-	-	-	-

Total	59	$30.8	$55.0	$(24.2)

Non-investment grade
3 Months or less	1	$0.1	$0.1	*
4 through 6 months	-	-	-	-
7 through 9 months	3	1.0	1.8	$(0.8)
Greater than 9 months	-	-	-	-

Total	4	$1.1	$1.9	$(0.8)

Not rated
3 Months or less	1	$0.7	$1.4	$(0.7)
4 through 6 months	2	*	0.1	(0.1)
Greater than 6 months	-	-	-	-

Total	3	$0.7	$1.5	$(0.8)

Total equity securities	66	$32.6	$58.4	$(25.8)

Total fixed maturity securities and equity securities	832	$1,833.7	$2,261.1	$(427.4)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 329 were trading below 80% of book value at March 31, 2009 and the table below provides additional information regarding these securities. These positions were structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of March 31, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	54	$133.8	$182.4	$(48.6)
4 through 6 months	102	170.0	273.9	(103.9)
7 through 9 months	34	48.5	91.7	(43.2)
10 through 12 months	11	11.8	44.9	(33.1)
13 through 24 months	3	5.9	21.0	(15.1)
Greater than 24 months	-	-	-	-

Total	204	$370.0	$613.9	$(243.9)

Non-investment grade
3 Months or less	22	$19.1	$27.6	$(8.5)
4 through 6 months	31	18.9	32.9	(14.0)
7 through 9 months	12	12.1	27.5	(15.4)
10 through 12 months	4	3.3	6.7	(3.4)
13 through 24 months	1	0.4	5.0	(4.6)
Greater than 24 months	-	-	-	-

Total	70	$53.8	$99.7	$(45.9)

Not rated	-	-	-	-

Total fixed maturity securities	274	$423.8	$713.6	$(289.9)

Equity Securities
Investment grade
3 Months or less	13	$9.4	$14.3	$(4.9)
4 through 6 months	6	1.8	4.6	(2.8)
7 through 9 months	26	13.3	26.8	(13.5)
10 through 12 months	3	0.1	0.5	(0.4)
13 through 24 months	1	0.5	1.9	(1.4)
Greater than 24 months	-	-	-	-
Non-investment grade
3 Months or less	2	0.7	1.2	(0.5)
4 through 6 months	1	0.3	0.6	(0.3)
Greater than 6 months	-	-	-	-
Not rated
3 Months or less	1	0.7	1.4	(0.7)
4 through 6 months	2	*	0.1	(0.1)
Greater than 6 months	-	-	-	-

Total equity securities	55	$26.8	$51.4	$(24.6)

Total fixed maturity securities and equity securities	329	$450.6	$765.0	$(314.4)

*	Less than $0.1 million.

The 329 securities with fair values below 80% of book value at March 31, 2009 represented approximately 11.6% of the Company’s total investment portfolio at fair value. Approximately 27.9% of those securities have been below 80% of book value for three months or less as of March 31, 2009. Of the total securities trading below 80% of book value, 96 securities had fair values less than 50% of book value, representing 1.8% of the Company’s total investment portfolio, with a pretax unrealized loss of $143.5 million. Commercial mortgage-backed securities represented $86.1 million of the pretax unrealized loss from securities with fair value less than 50% of book value at March 31, 2009.

The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2009 — which was driven largely by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe, anticipates continued payments under the contractual terms of the securities including expected underlying cash flows, and has the intent and ability to hold these securities until maturity or a recovery in fair value occurs. Therefore, no impairment of these securities was recorded at March 31, 2009. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2008.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2008

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	130	$253.6	$375.8	$(122.2)
4 through 6 months	42	72.5	127.3	(54.8)
7 through 9 months	13	12.8	45.6	(32.8)
10 through 12 months	4	7.5	26.0	(18.5)
Greater than 12 months	-	-	-	-

Total	189	$346.4	$574.7	$(228.3)

Non-investment grade
3 months or less	78	$47.3	$68.3	$(21.0)
4 through 6 months	11	5.5	9.8	(4.3)
7 through 9 months	3	4.0	7.6	(3.6)
10 through 12 months	1	0.5	0.9	(0.4)
Greater than 12 months	-	-	-	-

Total	93	$57.3	$86.6	$(29.3)

Not rated	-	-	-	-

Total fixed maturity securities	282	$403.7	$661.3	$(257.6)

Equity Securities
Investment grade
3 Months or less	10	$5.2	$8.2	$(3.0)
4 through 6 months	31	23.3	40.0	(16.7)
7 through 9 months	5	0.8	2.2	(1.4)
10 through 12 months	1	0.8	1.9	(1.1)
Greater than 12 months	-	-	-	-
Non-investment grade, all 3 months or less	2	1.1	1.7	(0.6)
Not rated, all 3 months or less	3	0.1	0.1	*

Total equity securities	52	$31.3	$54.1	$(22.8)

Total fixed maturity securities and equity securities	334	$435.0	$715.4	$(280.4)

*	Less than $0.1 million.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2009	2008	Percent	Amount
Property and casualty	$93.6	$91.7	2.1%	$1.9
Annuity	0.6	0.5	20.0%	0.1
Life	13.6	14.7	-7.5%	(1.1)

Total	$107.8	$106.9	0.8%	$0.9

Property and casualty catastrophe losses, included above	$4.5	$5.4	-16.7%	$(0.9)

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2009	2008
Incurred claims and claim expenses:
Claims occurring in the current year	$97.0	$94.4
Decrease in estimated reserves for claims occurring in prior years (1)	(3.4)	(2.7)

Total claims and claim expenses incurred	$93.6	$91.7

Property and casualty loss ratio:
Total	69.3%	69.0%
Effect of catastrophe costs, included above	3.3%	4.1%

(1)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the three months ended March 31, 2009, the Company’s benefits, claims and settlement expenses were comparable to the prior year, as a decrease in catastrophe losses, a modestly larger decrease in estimated reserves for property and casualty claims occurring in prior years, and favorable life mortality experience were more than offset by current period costs of approximately $3 million related to consolidation of the Company’s property and casualty claims offices.

For the three months ended March 31, 2009, catastrophe losses decreased compared to a year earlier; however non-catastrophe weather-related losses were greater than those in the first quarter of 2008.

The current period favorable development of prior years’ property and casualty reserves of $3.4 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2007 and 2008.

In the first three months of 2008, favorable development of prior years’ property and casualty reserves of $2.7 million was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and prior, being below the level anticipated in the December 31, 2007 loss reserve estimate for the voluntary automobile, homeowners and other liability lines of business. The favorable development was driven by emerging trends related to educator excess liability claim frequency, as well as favorable voluntary automobile and homeowners loss adjustment expense emergence.

For the three months ended March 31, 2009, the voluntary automobile loss ratio of 70.6% decreased by 0.6 percentage points compared to the same period a year earlier, including a 1.3 percentage point decrease due to the higher level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 66.8% for the three months ended March 31, 2009 increased 0.8 percentage points compared to a year earlier, including a 2.6 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 9.5 percentage points of the homeowners loss ratio for the current period compared to 12.1 percentage points for the prior year. The homeowners loss ratio reflected a moderate increase in non-catastrophe weather-related losses in 2009. In addition to the above ongoing factors, the loss ratios in 2009 included increases due to costs of consolidating the Company’s claims offices. For total property and casualty, the $3.1 million of costs represented 2.3 percentage points of the loss ratio for the three months ended March 31, 2009.

For the annuity segment, benefits in the current quarter were comparable to the prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $1.8 million at March 31, 2009, compared to $1.3 million at December 31, 2008 and $0.1 million at March 31, 2008. The increases in this reserve in both the current period and 2008 reflected the impact of poor financial markets performance.

For the life segment, benefits in the current quarter decreased $1.1 million compared to a year earlier, primarily reflecting lower mortality costs in the current period.

Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2009	2008	Percent	Amount
Annuity	$24.0	$22.6	6.2%	$1.4
Life	9.7	9.5	2.1%	0.2

Total	$33.7	$32.1	5.0%	$1.6

Compared to the first three months of 2008, the current period increase in annuity segment interest credited reflected a 7.0% increase in average accumulated fixed deposits and a 2 basis point increase in the average annual interest rate credited to 4.29%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the three months ended March 31, 2009 and 2008 were 143 basis points and 151 basis points, respectively.

As of March 31, 2009, fixed annuity account values totaled $2.3 billion, including $2.1 billion of deferred annuities. Of the deferred annuity account values, 21% had minimum guaranteed interest rates of 3% or lower while 69% had minimum guaranteed rates of 4.5% or greater. For $1.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread decreased 8 basis points compared to the first three months of 2008, primarily due to a current decrease in the Company’s investment portfolio yield reflecting the adverse impact of the elevated level of short-term investments in the portfolio related to the economic environment. Management anticipates reinvesting the majority of these funds in long-term bonds by June 30, 2009.

Amortization of Policy Acquisition Expenses

Amortized policy acquisition expenses were $23.0 million for the first three months of 2009 compared to $21.0 million for the same period in 2008. The March 31, 2009 valuation of annuity deferred policy acquisition costs resulted in an increase in amortization of $3.0 million, reflecting a $2.1 million adverse impact of financial market performance and the remainder primarily due to the impact of investment gains related to this segment recognized in the three months ended March 31, 2009. Amortization increased $2.3 million from a similar valuation at March 31, 2008. For the life segment, the March 31, 2009 valuation of deferred policy acquisition costs resulted in a $0.1 million increase in amortization compared to no change to scheduled amortization at March 31, 2008.

Operating Expenses

For the first three months of 2009, operating expenses increased 2.6%, or $0.9 million, compared to the prior year. The current period increase was attributable primarily to increased strategic investments in distribution initiatives. The property and casualty expense ratio of 25.3% for the first three months ended March 31, 2009 increased 0.8 percentage point compared to the prior year, reflecting the majority of the cost increase related to investments in distribution initiatives partially offset by expense decreases due to the Company’s overall expense control discipline.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. The amortization of the value of annuity business acquired in the 1989 acquisition of the Company was completed as of December 31, 2008. The remaining $0.2 million of value of acquired insurance in force for the life segment was amortized in the first three months of 2009.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.0% and 28.1% for the three months ended March 31, 2009 and 2008, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 8.9 and 8.3 percentage points for the three months ended March 31, 2009 and 2008, respectively. Income from tax-advantaged securities decreased somewhat compared to the first three months of 2008.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2009, the Company had income tax returns for the 2005, 2006 and 2007 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $1.3 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For the three months ended March 31, 2009, the Company’s net income of $13.4 million represented a decrease of $0.9 million compared to the prior year. After-tax net realized investment gains and losses improved by $1.0 million between periods. The current period included transition costs of approximately $3.1 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies. Catastrophe costs decreased $0.6 million after tax; however, non-catastrophe weather-related losses increased somewhat compared to the prior year. In addition, compared to the first quarter of 2008, net income in the current period increased by $0.4 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 94.6% for the first quarter of 2009 compared to 93.5% for the same period in 2008. Annuity segment net income decreased $1.8 million compared to the first three months of 2008, as current year improvements in the interest margin were more than offset by the adverse impact of the financial markets on the level of contract charges earned, the valuation of deferred policy acquisition costs and the Company’s guaranteed minimum death benefit reserve. Life segment net income increased $0.8 million compared to a year earlier, reflecting growth in investment income and a decrease in mortality costs.

Net income by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year
	2009	2008	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$12.4	$13.0	-4.6%	$(0.6)
Annuity	1.2	3.0	-60.0%	(1.8)
Life	3.4	2.6	30.8%	0.8
Corporate and other (1)	(3.6)	(4.3)	-16.3%	0.7

Net income	$13.4	$14.3	-6.3%	$(0.9)

Effect of catastrophe costs, after tax, included above	$(2.9)	$(3.5)	-17.1%	$0.6

Effect of realized investment gains (losses), after tax, included above	$(0.6)	$(1.6)	-62.5%	$1.0

Diluted:
Net income per share	$0.33	$0.34	-2.9%	$(0.1)

Weighted average number of shares and equivalent shares (in millions)	40.4	42.1	-4.0%	(1.7)

Property and casualty combined ratio:
Total	94.6%	93.5%	N.M.	1.1%
Effect of catastrophe costs, included above	3.3%	4.1%	N.M.	-0.8%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three months ended March 31, 2009, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period decrease in net loss compared to the first quarter 2008 was due largely to a reduced amount of net realized investment losses compared to the first quarter of 2008.

Return on shareholders' equity based on net income was 2% and 11% for the trailing 12 months ended March 31, 2009 and 2008, respectively.

The accounting guidance adopted by the Company effective January 1, 2009 is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards.” The adoptions did not have a material effect on the results of operations or financial position of the Company.

Outlook for 2009

At the time of this Quarterly Report on Form 10-Q, management estimates that 2009 full year net income before realized investment gains and losses will be within a range of $1.45 to $1.65 per diluted share. This projection anticipates, for the Company’s property and casualty segment, a return to more normal catastrophe levels, a reduced level of favorable prior years’ reserve development and a modest increase in underlying combined ratios; and, for the annuity segment, a return to historical market appreciation levels for 2009. As described in “Critical Accounting Policies”, certain of the Company's significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management's current estimate. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2009 and 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations — Net Realized Investment Gains and Losses” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments”.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC's insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2009, net cash provided by operating activities was comparable to the same period in 2008.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2009 without prior approval are approximately $55 million, of which $6.0 million was paid during the three months ended March 31, 2009. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC's capital needs.

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

Financing Activities

Financing activities include primarily payment of dividends, the receipt and withdrawal of funds by annuity contractholders, repurchases of the Company's common stock, fluctuations in bank overdraft balances, and borrowings, repayments and repurchases related to its debt facilities.

The Company’s annuity business produced net positive cash flows in the first three months of 2009. For the three months ended March 31, 2009, receipts from annuity contracts decreased $5.2 million, or 7.0%, compared to the same period in the prior year. Annuity contract benefits and withdrawals decreased $1.9 million, or 4.1%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 93.1% and 93.9%, respectively, for the 12 month period ended March 31, 2009. Net transfers to variable annuity accumulated cash values decreased $13.5 million, or 65.9%, compared to the prior year.

Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company's insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company's sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments and shareholder dividends.

The total capital of the Company was $682.3 million at March 31, 2009, including $199.6 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 27.0% of total capital excluding unrealized investment gains and losses (34.8% including unrealized investment gains and losses) at March 31, 2009, which was modestly above the Company's long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of March 31, 2009.

Shareholders' equity was $444.7 million at March 31, 2009, including a net unrealized loss in the Company's investment portfolio of $199.0 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company's common stock and the market value per share were $327.8 million and $8.37, respectively, at March 31, 2009. Book value per share was $11.35 at March 31, 2009 ($16.43 excluding investment fair value adjustments).

Additional information regarding the net unrealized loss in the Company’s investment portfolio at March 31, 2009 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

As of March 31, 2009, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody's (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2009, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2009, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 1.12%, at March 31, 2009). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at March 31, 2009.

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

Total shareholder dividends were $2.1 million for the three months ended March 31, 2009. In March 2009, the Board of Directors announced regular quarterly dividends of $0.0525 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. As previously disclosed, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $13.8 million up to $77.8 million with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2008. Information received from the FHCF subsequent to the March 2, 2009 SEC filing of the Company’s recent Form 10-K indicates that the retention and maximum for the 2008-2009 contract period has been revised to $13.6 million and $81.2 million, respectively.

Information regarding the reinsurance program for the Company’s life segment is located in “Business — Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Financial Ratings

The Company's principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best. These rating agencies have also assigned ratings to the Company’s long-term debt securities.

Assigned ratings as of April 30, 2009 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)

As of April 30, 2009
S&P (1)	A (negative)	BBB (negative)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best	A- (stable)	bbb- (stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

Market Value Risk

Market value risk, the Company's primary market risk exposure, is the risk that the Company's invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company's assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also "Results of Operations — Net Realized Investment Gains and Losses".

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

More detailed descriptions of the Company's exposure to market value risks and the management of those risks is presented in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Changes

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. Statement of Financial Accounting Standards (“SFAS” or “FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with FASB SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS No. 157-4, if there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, little weight, if any, should be placed on that transaction price as an indicator of fair value. FSP FAS No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management elected not to adopt this FSP early and is currently assessing its potential effect on the results of operations and financial position of the Company.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP separates an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. FSP FAS No. 115-2 and FAS 124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management elected not to adopt this FSP early and is currently assessing its potential effect on the results of operations and financial position of the Company.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principle Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. FSP FAS No. 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Because the requirements of this FSP relate only to financial statement disclosures, its adoption will not have an effect on the results of operations or financial position of the Company.

FSP FAS 132(R)-1

In December 2008, the FASB amended Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, through issuance of FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. For fiscal years ending after December 15, 2009, the FSP requires employers to disclose additional information about investment allocation decisions, major categories of plan assets and fair value techniques and inputs used to measure plan assets. Because the requirements of this FSP relate only to financial statement disclosures, its adoption will not have an effect on the results of operations or financial position of the Company.

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

Other Matters

Ariel Capital Management, LLC, HMEC's largest shareholder with 12.0% of the common shares outstanding per their SEC filing on Schedule 13G as of December 31, 2008, is the investment adviser for two of the mutual funds under the Company's variable annuity contracts.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Value Risk” contained in this Quarterly Report on Form 10-Q.

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2009 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A: Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4:    Submission of Matters to a Vote of Security Holders

None.

Item 5:    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2009 which has not been filed with the SEC.

Item 6:    Exhibits

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
4.1

Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

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

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit No.		Description

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

10.2*

Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*

Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.6*

Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*

Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*

Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*

Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*

Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*

Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*

Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.	Description

10.6(g)*

Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(h)*

Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(i)*

Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(j)*

Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.9*

Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.10*

Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008.

10.11*	Summary of HMEC Named Executive Officer Annualized Salaries.

Exhibit No.		Description

	10.12*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.12(a)*

Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13*

Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.13(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.14*

Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.14(a)*

Amendment to Employment Agreement between HMEC and Louis G. Lower II as of January 1, 2008, incorporated by reference to Exhibit 10.14(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.15*

Employment Agreement between HMSC and Stephen P. Cardinal as of November 20, 2008, incorporated by reference to Exhibit 10.15 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.16*	Letter of Employment between HMSC and Brent H. Hamann effective February 9, 2009.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

Exhibit No.		Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.
	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits
	99.1	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date May 7, 2009	/s/ Louis G. Lower II

Louis G. Lower II
President and Chief Executive Officer
Date May 7, 2009	/s/ Peter H. Heckman

Peter H. Heckman
Executive Vice President and Chief Financial Officer
Date May 7, 2009	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2009

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009. Management contracts and compensatory plans are indicated by an asterisk (*).

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

4.1

Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC's Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)

First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

Exhibit No.		Description

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

10.2*

Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*

Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.6*

Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*

Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

Exhibit No.	Description

10.6(b)*

Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*

Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*

Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*

Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*

Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(g)*

Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March16, 2006.

10.6(h)*

Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(i)*

Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

Exhibit No.	Description

10.6(j)*

Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

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

10.9*

Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.10*

Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 8, 2008.

10.11*	Summary of HMEC Named Executive Officer Annualized Salaries.

10.12*

Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.12(a)*

Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.		Description

10.13*

Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.13(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.14*

Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.14(a)*

Amendment to Employment Agreement between HMEC and Louis G. Lower II as of January 1, 2008, incorporated by reference to Exhibit 10.14(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.15*

Employment Agreement between HMSC and Stephen P. Cardinal as of November 20, 2008, incorporated by reference to Exhibit 10.15 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.16*	Letter of Employment between HMSC and Brent H. Hamann effective February 9, 2009.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.