Form 10-Q
period 2009-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2009-08-07
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

As of July 31, 2009, 39,176,856 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2009, the related consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2009 and 2008, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the June 30, 2009 consolidated financial statements, the Company adopted FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, effective April 1, 2009.

As discussed in Note 1 to the December 31, 2008 consolidated financial statements, the Company adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts, effective January 1, 2007. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, effective January 1, 2007. As discussed in Note 9 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 7, 2009

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2009, $3,811,100; 2008, $3,787,857)	$3,652,348	$3,485,261
Equity securities, available for sale, at fair value (cost 2009, $66,321; 2008, $86,184)	53,727	61,569
Short-term and other investments	500,863	354,925

Total investments	4,206,938	3,901,755
Cash	24,195	9,204
Accrued investment income and premiums receivable	105,811	103,534
Deferred policy acquisition costs	288,207	312,046
Goodwill	47,396	47,396
Other assets	143,148	168,566
Separate Account (variable annuity) assets	1,012,476	965,217

Total assets	$5,828,171	$5,507,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,264,057	$2,166,518
Interest-sensitive life contract liabilities	697,168	685,854
Unpaid claims and claim expenses	311,954	311,243
Future policy benefits	194,774	193,000
Unearned premiums	205,181	206,578

Total policy liabilities	3,673,134	3,563,193
Other policyholder funds	122,791	128,359
Other liabilities	220,349	164,555
Short-term debt	38,000	38,000
Long-term debt	199,582	199,549
Separate Account (variable annuity) liabilities	1,012,476	965,217

Total liabilities	5,266,332	5,058,873

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2009, 60,990,052; 2008, 60,874,984	61	61
Additional paid-in capital	357,396	355,542
Retained earnings	722,272	694,492
Accumulated other comprehensive loss net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	(98,705)	(182,065)
Net funded status of pension and other postretirement benefit obligations	(11,522)	(11,522)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	561,839	448,845

Total liabilities and shareholders’ equity	$5,828,171	$5,507,718

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Insurance premiums and contract charges earned	$163,542	$163,703	$326,005	$326,252
Net investment income	61,078	57,812	118,941	114,425
Net realized investment gains (losses)	11,095	(8,021)	10,248	(10,472)
Other income	1,927	2,751	4,817	5,308

Total revenues	237,642	216,245	460,011	435,513

Benefits, losses and expenses
Benefits, claims and settlement expenses	118,241	122,110	225,981	229,024
Interest credited	34,484	32,600	68,213	64,655
Policy acquisition expenses amortized	19,049	18,747	42,058	39,775
Operating expenses	35,286	33,348	70,829	68,128
Amortization of intangible assets	-	1,573	223	2,818
Interest expense	3,489	3,376	6,986	6,777

Total benefits, losses and expenses	210,549	211,754	414,290	411,177

Income before income taxes	27,093	4,491	45,721	24,336
Income tax expense (benefit)	8,489	(51)	13,686	5,538

Net income	$18,604	$4,542	$32,035	$18,798

Net income per share
Basic	$0.48	$0.11	$0.82	$0.46

Diluted	$0.46	$0.11	$0.79	$0.45

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,172	40,116	39,168	40,586
Diluted	40,532	41,225	40,495	41,706

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(9,516)	$(11,522)	$(27,268)	$(18,112)
Portion of losses recognized in other comprehensive income	1,430	-	1,430	-

Net other-than-temporary impairment losses on securities recognized in earnings	(8,086)	(11,522)	(25,838)	(18,112)
Realized gains	19,181	3,501	36,086	7,640

Total	$11,095	$(8,021)	$10,248	$(10,472)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Comprehensive income (loss)
Net income	$18,604	$4,542	$32,035	$18,798
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	100,260	(27,333)	83,360	(59,003)
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-

Other comprehensive income (loss)	100,260	(27,333)	83,360	(59,003)

Total	$118,864	$(22,791)	$115,395	$(40,205)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008

Common stock
Beginning balance	$61	$61
Conversion of Director Stock Plan units, 2009, 84,562 shares; 2008, 16,355 shares	-	-
Conversion of restricted stock units, 2009, 30,506 shares; 2008, 3,174 shares	-	-

Ending balance	61	61

Additional paid-in capital
Beginning balance	355,542	353,841
Conversion of Director Stock Plan units and restricted stock units	1,268	369
Share-based compensation expense	586	666

Ending balance	357,396	354,876

Retained earnings
Beginning balance	694,492	698,539
Cumulative effect of adoption of accounting principle, net of taxes	-	-
Net income	32,035	18,798
Cash dividends, 2009, $0.105 per share; 2008, $0.21 per share	(4,255)	(8,668)

Ending balance	722,272	708,669

Accumulated other comprehensive loss, net of taxes
Beginning balance	(193,587)	(5,838)
Cumulative effect of adoption of accounting principle, net of taxes	-	-
Change in net unrealized gains and losses on fixed maturities and equity securities	83,360	(59,003)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	(110,227)	(64,841)

Treasury stock, at cost
Beginning balance, 2009, 21,813,196 shares; 2008, 18,614,971 shares	(407,663)	(353,325)
Purchase of 0 shares in 2009; 3,198,225 shares in 2008	-	(54,338)

Ending balance, 2009 and 2008, 21,813,196 shares	(407,663)	(407,663)

Shareholders’ equity at end of period	$561,839	$591,102

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows - operating activities
Premiums collected	$328,178	$330,681
Policyholder benefits paid	(235,247)	(235,538)
Policy acquisition and other operating expenses paid	(109,260)	(111,947)
Federal income taxes paid	(1,241)	(5,909)
Investment income collected	117,949	114,416
Interest expense paid	(7,236)	(6,628)
Other	16	(2,004)

Net cash provided by operating activities	93,159	83,071

Cash flows - investing activities
Fixed maturities
Purchases	(1,229,844)	(556,077)
Sales	1,069,581	341,897
Maturities, paydowns, calls and redemptions	176,400	207,839
Net cash used in short-term and other investments	(138,028)	(46,594)

Net cash used in investing activities	(121,891)	(52,935)

Cash flows - financing activities
Dividends paid to shareholders	(4,255)	(8,668)
Purchase of treasury stock	-	(54,338)
Annuity contracts, variable and fixed
Deposits	167,594	154,682
Benefits and withdrawals	(84,321)	(87,200)
Net transfer to Separate Account (variable annuity) assets	(34,250)	(40,129)
Life policy accounts
Deposits	667	833
Withdrawals and surrenders	(2,562)	(2,878)
Change in bank overdrafts	850	5,381

Net cash provided by (used in) financing activities	43,723	(32,317)

Net increase (decrease) in cash	14,991	(2,181)

Cash at beginning of period	9,204	13,209

Cash at end of period	$24,195	$11,028

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009 and 2008

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2009, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2009 and 2008. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has evaluated subsequent events through the date these consolidated financial statements were issued, which was August 7, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Adoption of SFAS No. 165

Effective June 30, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 165, “Subsequent Events”, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this SFAS did not have an effect on the results of operations or financial position of the Company.

Adoption of FSP FAS 157-4

Effective April 1, 2009, the Company prospectively adopted FASB Staff Position (“FSP”) FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. Under FSP FAS No. 157-4, if there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, little weight, if any, should be placed on that transaction price as an indicator of fair value. The adoption of this FSP did not have a material effect on the results of operations and financial position of the Company.

Adoption of FSP FAS 115-2 and FAS 124-2

Effective April 1, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance for debt securities. The FSP separates an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the total other-than-temporary impairment related to non-credit factors is recognized in other comprehensive income, net of applicable taxes, while the credit related portion is recognized in net income. The Company’s adoption of this FSP did not require a cumulative-effect adjustment to the opening balance of retained earnings or accumulated other comprehensive income in the period of adoption. Other-than-temporary impairments prior to April 1, 2009 were the result of the Company’s intent to sell securities prior to the recovery of fair value or the result of credit losses. See “Note 2 — Investments” for additional disclosures required by this FSP.

Note 1 - Basis of Presentation-(Continued)

Adoption of FSP FAS 107-1 and APB 28-1

Effective April 1, 2009, the Company adopted FSP No. FAS 107-1 and Accounting Principle Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP requires disclosures about the fair value of financial instruments whenever the Company issues summarized financial information for interim reporting periods. See “Note 3 — Fair Value Measurements” for additional disclosures required by this FSP.

Adoption of SFAS No. 163

Effective January 1, 2009, the Company adopted SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. This statement applies to financial guarantee insurance and reinsurance contracts, including the recognition and measurement of premium revenue and claim liabilities. The adoption of this SFAS did not have an effect on the results of operations or financial position of the Company.

Adoption of FSP APB 14-1

Effective January 1, 2009, the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this FSP did not have a material effect on the results of operations or financial position of the Company.

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

Note 1 - Basis of Presentation-(Continued)

Recent Accounting Changes

SFAS No. 168

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 establishes FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management believes the adoption of this pronouncement will have no effect on the results of operations or financial position of the Company.

FSP FAS 132(R)-1

In December 2008, the FASB amended SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, through issuance of FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. For fiscal years ending after December 15, 2009, the FSP requires employers to disclose additional information about investment allocation decisions, major categories of plan assets and fair value techniques and inputs used to measure plan assets. Because the requirements of this FSP relate only to financial statement disclosures, its adoption will have no effect on the results of operations or financial position of the Company.

Note 2 - Investments

Fixed Maturity Securities and Equity Securities

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At June 30, 2009, 94.7% of these securities were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Total Fair Value		June 30, 2009
Rating (1)	June 30, 2009	December 31, 2008	Fair Value (2)	Amortized Cost or Cost
Fixed maturity securities
AAA	34.4%	43.5%	$1,259,054	$1,268,059
AA	13.4	9.4	489,135	503,978
A	25.2	24.1	919,568	980,349
BBB	21.8	19.1	795,491	841,090
BB	3.2	2.3	116,346	129,550
B	1.8	1.5	65,010	79,982
CCC or lower	0.2	0.1	7,622	8,011
Not rated (3)	-	-	122	81

Total	100.0%	100.0%	$3,652,348	$3,811,100

Equity securities
AAA	11.1%	9.8%	$5,988	$6,000
AA	-	1.0	-	-
A	29.7	54.5	15,948	21,174
BBB	43.0	27.9	23,081	30,524
BB	5.0	2.9	2,684	3,641
B	7.7	-	4,158	3,536
CCC or lower	0.8	0.2	408	443
Not rated (4)	2.7	3.7	1,460	1,003

Total	100.0%	100.0%	$53,727	$66,321

(1)

Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)

Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by the Company with the assistance of its investment advisors utilizing recognized valuation methodologies, including cash flow modeling. See also “Note 3 — Fair Value Measurements”.

(3)

This category includes $84 (fair value) of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 61.5% of these private placement securities as investment grade. The remaining $38 (fair value) of securities in this category were obtained in partial settlement of a default that occurred in 2002 and are not rated by S&P, Moody’s or the NAIC.

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

	Percent of Total Fair Value		June 30, 2009
	June 30, 2009	December 31, 2008	Fair Value	Amortized Cost

Due in 1 year or less	4.0%	7.1%	$146,896	$153,281
Due after 1 year through 5 years	22.9	30.0	837,415	873,814
Due after 5 years through 10 years	31.4	30.7	1,146,120	1,195,937
Due after 10 years through 20 years	15.0	10.6	546,240	569,982
Due after 20 years	26.7	21.6	975,677	1,018,086

Total	100.0%	100.0%	$3,652,348	$3,811,100

The average option adjusted duration for the Company’s fixed maturity securities was 6.8 years at June 30, 2009 and 5.9 years at December 31, 2008. The increase in duration was primarily driven by a reduction in mortgage-backed securities, which have a shorter duration, as the Company completed an opportunistic capital gains program during the first six months of 2009.

Proceeds from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Periods ended June 30, 2009
	Three Months	Six Months

Proceeds	$416,259	$1,069,581
Gross gains realized	18,908	35,758
Gross losses realized	(4,065)	(5,837)

Note 2 - Investments-(Continued)

Other-Than-Temporary Impairments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the debt security, or if it is more likely than not the Company will be required to sell the debt security before the anticipated recovery in fair value or if management does not expect to recover the entire cost basis of the debt security, an other-than temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for a period of time that allows for the recovery of cost, an other-than temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value, this security will be reviewed for an other-than-temporary impairment. Also as a general rule, if the fair value of an equity security has declined below cost, this security will be reviewed for an other-than-temporary impairment including an assessment of whether recovery in fair value is likely to occur within a reasonable period of time. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to cost relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for debt securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in fair value or maturity; and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery of cost, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, (7) the cash flows of the issuer or the underlying cash flows for asset-backed securities and (8) a near-term recovery period for equity securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for credit related loss associated with the impaired debt security. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. For securities that are other-than-temporarily impaired, a discussion of the valuation of the credit loss portion of the other-than-temporarily impaired security recognized in earnings is provided, as applicable, in the respective section of this footnote.

Note 2 - Investments-(Continued)

Additional considerations for certain types of securities include the following:

Corporate Debt Securities

Judgments regarding whether a corporate debt security is other-than-temporarily impaired include analyzing the issuer’s financial condition and whether there has been a decline in the issuer’s ability to service the specific security. The analysis of the security issuer is based on asset coverage, cash flow multiples or other industry standards. Several factors assessed include, but are not limited to, credit quality ratings, cash flow sustainability, liquidity, financial strength, industry and market position. Sources of information include, but are not limited to, management projections, independent consultants, external analysts’ research, peer analysis and the Company’s internal analysis.

If the Company has concerns regarding the viability of the issuer or its ability to service the specific security after this analysis, a cash flow analysis is prepared to determine if the recovery value has declined below the amortized cost of the debt security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a cash flow analysis estimate is not feasible, then the market’s view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate recovery.

Mortgage-Backed Securities Not Issued By the U.S. Government and Federally Sponsored Agencies

The Company evaluates its mortgage-backed securities for other-than-temporary impairment using multiple inputs. Factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, property or residency type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including but not limited to the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, cost of capital rates, and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the residential or commercial mortgage-backed security held by the Company.

Note 2 - Investments-(Continued)

Municipal Bonds

The Company’s municipal bond portfolio consists primarily of special revenue bonds, which present unique considerations in evaluating other-than-temporary impairments, but also includes general obligation bonds. The Company evaluates special revenue bonds for other-than-temporary impairment based on guarantees associated with the repayment from revenues generated by the specified revenue-generating activity associated with the purpose of the bonds. Judgments regarding whether a municipal debt security is other-than-temporarily impaired include analyzing the issuer’s financial condition and whether there has been a decline in the overall value of the issuer or its ability to service the specific security. Security credit ratings are reviewed with emphasis on the economy, finances, debt and management of the municipal issuer. Municipalities possess unique powers, along with a special legal standing and protections, that enable them to act quickly to restore budgetary balance and fiscal integrity. These powers include the sovereign power to tax, access one-time revenue sources, capacity to issue or restructure debt and ability to shift spending to other authorities. State governments often provide secondary support to local governments in times of financial stress and the federal government has provided assistance to state governments during recessions.

If the Company has concerns regarding the viability of the municipal issuer or its ability to service the specific security after this analysis, a recovery value analysis is prepared to determine if the recovery value has declined below the amortized cost of the security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate recovery.

Credit Losses

The Company estimates the amount of the credit loss component of a debt security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. Corporate debt security and municipal bond cash flow estimates are derived from scenario-based outcomes of expected restructurings or the disposition of assets using specific facts and other circumstances, including timing, security interests and loss severity. The cash flow estimates for mortgage-backed and other structured securities are based on bond specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds, and structural support, including subordination and guarantees.

Note 2 - Investments-(Continued)

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the other-than-temporarily impaired losses on debt securities held as of June 30, 2009 that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis:

Cumulative Credit Loss
Cumulative credit loss as of April 1, 2009 (1)	$-
New credit losses	3,355

Cumulative credit loss as of June 30, 2009	$3,355

(1)

The cumulative credit loss amount excludes other-than-temporary impairment losses on securities held as of the periods indicated that the Company intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of the amortized cost.

For the six months ended June 30, 2009, the Company’s net realized investment gains of $10,248 included $36,086 of realized gains on security sales and calls partially offset by net other-than-temporary impairment losses on securities recognized in earnings of $25,838. These impairment losses were comprised of $19,809 of impairment write-downs and $6,029 of realized impairment losses on securities that were disposed of during the first and second quarters of 2009.

In the second quarter of 2009, pretax net realized investment gains were $11,095, which included (1) $3,355 of credit related impairment write-downs, primarily related to a collateralized debt obligation security, (2) $597 of impairment write-downs on equity securities and securities the Company intends to sell, and (3) $4,134 of realized losses on securities that were disposed of during the quarter, primarily financial institution and telecommunications sector securities. The impairment amounts were largely offset by $6,099 of realized gains on previously impaired securities that were disposed of during the quarter, primarily financial sector securities. In addition, the second quarter reflected $13,082 of realized gains on other security sales.

In the first quarter of 2009, pretax net realized investment losses were $847, including $15,857 of impairment charges. These charges were comprised of $13,450 of impairment write-downs, primarily below investment grade perpetual preferred stocks, and $2,407 of impairments on securities that the Company no longer intended to hold until the value fully recovers, primarily high-yield bonds. In addition, the Company recorded $1,895 of realized losses on securities that were disposed of during the quarter, primarily high-yield investments. These losses were largely offset by $16,905 of realized gains on security sales.

Note 2 - Investments-(Continued)

Gross Unrealized Gains and Losses for Fixed Maturities and Equity Securities

The amortized cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of June 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
As of June 30, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$471,612	$18,636	$177	$490,071
Other	219,120	1,654	4,164	216,610
Municipal bonds	737,489	20,372	14,092	743,769
Foreign government bonds	23,987	1,179	418	24,748
Corporate bonds	1,851,364	47,337	111,805	1,786,896
Other mortgage-backed securities	507,528	6,265	123,539	390,254	$(1,430)

Totals	$3,811,100	$95,443	$254,195	$3,652,348	$(1,430)

Equity securities	$66,321	$1,250	$13,844	$53,727	$-

As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$828,907	$20,886	$347	$849,446
Other	134,161	4,933	83	139,011
Municipal bonds	507,466	8,591	22,717	493,340
Foreign government bonds	14,380	716	188	14,908
Corporate bonds	1,830,684	22,890	218,616	1,634,958
Other mortgage-backed securities	472,259	9,794	128,455	353,598

Totals	$3,787,857	$67,810	$370,406	$3,485,261

Equity securities	$86,184	$595	$25,210	$61,569

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $264,736 and $494,604; Federal Home Loan Mortgage Association (“FHLMA”) of $331,801 and $390,217; and Government National Mortgage Association (“GNMA”) of $38,226 and $35,778 as of June 30, 2009 and December 31, 2008, respectively.

(2)	Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, were not included in earnings under FSP No. FAS 115-2 and FAS 124-2.

The following table reconciles the net unrealized investment losses, net of tax, included in accumulated other comprehensive income (loss), before the valuation impact on deferred policy acquisition costs:

	Periods ended
	June 30, 2009
	Three	Six
	Months	Months
Net unrealized investment losses, net of tax
Beginning of period	$(233,718)	$(212,687)
Effect of change in accounting principles	-	-
Change in unrealized investment gains (losses)	129,555	107,973
Reclassification of realized investment (gains) losses to net income	(7,212)	(6,661)

End of period	$(111,375)	$(111,375)

Note 2 - Investments-(Continued)

At June 30, 2009, the gross unrealized loss position in the fixed maturity and equity securities portfolio was $268,039 (7.2% of fair value and 747 positions). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at June 30, 2009 and December 31, 2008, respectively. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2009 — which was driven largely by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable timeframe and anticipates continued payments under the contractual terms of the securities. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for a period of time that allows for the recovery of cost. Therefore, no other-than-temporary impairment of these securities was recorded at June 30, 2009.

	12 months or less		More than 12 months		Total
		Gross		Gross		Gross
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of June 30, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$28,597	$118	$2,623	$59	$31,220	$177
Other	158,588	4,164	-	-	158,588	4,164
Municipal bonds	82,295	3,160	156,472	10,932	238,767	14,092
Foreign government bonds	5,702	418	-	-	5,702	418
Corporate bonds	248,209	15,776	694,981	96,029	943,190	111,805
Other mortgage-backed securities	151,079	25,833	156,410	97,706	307,489	123,539

Totals	$674,470	$49,469	$1,010,486	$204,726	$1,684,956	$254,195

Equity securities	$17,016	$4,199	$31,367	$9,645	$48,383	$13,844

As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$37,982	$212	$6,780	$135	$44,762	$347
Other	2,317	83	-	-	2,317	83
Municipal bonds	165,004	9,140	101,890	13,577	266,894	22,717
Foreign government bonds	3,996	188	-	-	3,996	188
Corporate bonds	739,703	115,299	456,149	103,317	1,195,852	218,616
Other mortgage-backed securities	167,567	58,340	70,776	70,115	238,343	128,455

Totals	$1,116,569	$183,262	$635,595	$187,144	$1,752,164	$370,406

Equity securities	$22,880	$9,263	$23,250	$15,947	$46,130	$25,210

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value Measurements

The Company is required under GAAP to disclose estimated fair values for certain financial and non-financial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts are not required to be disclosed. However, the fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts. Effective January 1, 2008, the Company adopted SFAS No. 157, which provides a framework for measuring fair value in accordance with GAAP. FSP No. FAS 157-2 deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are not disclosed at fair value in the consolidated financial statements on a recurring basis. Effective January 1, 2009, the Company adopted the fair value disclosure requirements for these nonfinancial assets and nonfinancial liabilities.

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

As required by SFAS No. 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. As a result, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Net transfers into or out of Level 3 are reported as having occurred at the end of the reporting period in which the transfers were determined.

Note 3 - Fair Value Measurements-(Continued)

The following discussion describes the valuation methodologies used for financial assets and financial liabilities measured at fair value. The techniques utilized in estimating the fair values are affected by the assumptions used, including discount rates and estimates of the amount and timing of future cash flows. The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings. Care should be exercised in deriving conclusions about the Company’s business, its value or financial position based on the fair value information of financial and nonfinancial assets and liabilities presented below.

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial asset or financial liability, including estimates of timing, amount of expected future cash flows and the credit standing of the issuer. In some cases, the fair value estimates cannot be substantiated by comparison to independent markets. In addition, the disclosed fair value may not be realized in the immediate settlement of the financial asset or financial liability. In addition, the disclosed fair values do not reflect any premium or discount that could result from offering for sale at one time an entire holding of a particular financial asset or financial liability. In periods of market disruption, the ability to observe prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

Note 3 - Fair Value Measurements-(Continued)

Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 93% of the portfolio was priced through pricing services or index priced as of June 30, 2009. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first six months of 2009.

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

Note 3 - Fair Value Measurements-(Continued)

Separate Account Assets

Separate Account assets are carried at fair value and represent variable annuity contractholder funds invested in various mutual funds. Fair values of these assets are based on public quotations. Investment performance related to Separate Account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within Separate Account liabilities. Separate Account liabilities are equal to the estimated fair value of Separate Account assets, as prescribed by American Institute of Certified Public Accountants (“AICPA”) Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”.

Annuity Contract Liabilities and Policyholder Account Balances on Interest-sensitive Life Contracts

The fair values of annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company’s current interest rates for similar products including consideration of minimum guaranteed interest rates). The Company carries these financial liabilities at cost.

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, which represent deposits that do not have defined maturities. Other policyholder funds are carried at cost, which management believes is a reasonable estimate of fair value due to the short duration of these deposits.

Short-term Debt

Short-term debt is carried at amortized cost, which management believes is a reasonable estimate of fair value due to the liquidity and short duration of these instruments.

Long-term Debt

The Company carries long-term debt at amortized cost. The fair value of long-term debt is estimated based on unadjusted quoted market prices of identical publicly traded issues.

Note 3 - Fair Value Measurements-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2009. At June 30, 2009, Level 3 invested assets comprised approximately 0.5% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using (1)
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2009
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$490,071	$490,071	$-	$490,071	$-
Other	216,610	216,610	12,594	204,016	-
Municipal bonds	743,769	743,769	-	743,769	-
Foreign government bonds	24,748	24,748	-	24,748	-
Corporate bonds	1,786,896	1,786,896	30,198	1,756,698	-
Other mortgage-backed securities	390,254	390,254	-	369,527	20,727

Totals	3,652,348	3,652,348	42,792	3,588,829	20,727
Equity securities	53,727	53,727	27,087	26,185	455
Short-term and other investments (2)	500,863	492,017	389,197	-	-

Total investments	4,206,938	4,198,092	459,076	3,615,014	21,182
Separate Account (variable annuity) assets	1,012,476	1,012,476	1,012,476	-	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,938	70,306
Annuity contract liabilities	2,264,057	1,961,923
Other policyholder funds	122,791	122,791
Short-term debt	38,000	38,000
Long-term debt	199,582	189,773

December 31, 2008
Financial Assets
Investments
Fixed maturities (3)	$3,485,261	$3,485,261	$49,101	$3,405,721	$30,439
Equity securities	61,569	61,569	31,675	29,439	455
Short-term and other investments (2)	354,925	358,510	244,579	1,097	-

Total investments	3,901,755	3,905,340	325,355	3,436,257	30,894
Separate Account (variable annuity) assets	965,217	965,217	965,217	-	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	80,250	70,580
Annuity contract liabilities	2,166,518	1,877,400
Other policyholder funds	128,359	128,359
Short-term debt	38,000	38,000
Long-term debt	199,549	189,480

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the consolidated balance sheets.
(2)

Fair value of “Short-term and other investments” includes investments, primarily policy loans, for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.

(3)	At December 31, 2008, disclosure by major classification for investments was not required.

Note 3 - Fair Value Measurements-(Continued)

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis for the three and six month periods ended June 30, 2009.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, April 1, 2009	$25,156	$455	$25,611
Total net gains (losses) (realized and unrealized)	(3,452)	-	(3,452)
Paydowns and maturities	(877)	-	(877)
Purchases, sales, issuances and settlements	(3,899)	-	(3,899)
Transfers in (out) of Level 3 (1)	3,799	-	3,799

Ending balance, June 30, 2009	$20,727	$455	$21,182

Beginning balance, January 1, 2009	$30,439	$455	$30,894
Total net gains (losses) (realized and unrealized)	(8,132)	-	(8,132)
Paydowns and maturities	(1,480)	-	(1,480)
Purchases, sales, issuances and settlements	(3,899)	-	(3,899)
Transfers in (out) of Level 3 (1)	3,799	-	3,799

Ending balance, June 30, 2009	$20,727	$455	$21,182

(1)	Transfers into Level 3 during the periods ended June 30, 2009 were attributable to a change in the availability of observable market information for individual fixed maturity securities.

For the period January 1, 2009 to June 30, 2009, there were no realized gains or losses included in earnings that were attributable to Level 3 assets still held at June 30, 2009.

Note 4 - Debt

Indebtedness outstanding was as follows:

Short-term debt:	June 30,	December 31,
	2009	2008
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $158 and $172 (6.1% imputed rate)	74,842	74,828
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $260 and $279 (6.9% imputed rate)	124,740	124,721

Total	$237,582	$237,549

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and six months ended June 30, 2009 and 2008.

	Defined Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic pension expense:
Service cost	$-	$-	$-	$-
Interest cost	1,971	349	3,944	598
Expected return on plan assets	(2,298)	(404)	(4,599)	(693)
Recognized net actuarial loss	401	190	802	326
Settlement loss	782	79	1,566	136

Net periodic pension expense	$856	$214	$1,713	$367

	Supplemental Defined Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic pension expense:
Service cost	$(12)	$(9)	$(25)	$(20)
Interest cost	255	191	509	426
Expected return on plan assets	-	-	-	-
Recognized net actuarial loss	65	119	131	265
Settlement loss	-	-	-	-

Net periodic pension expense	$308	$301	$615	$671

There is no minimum funding requirement for the Company’s defined benefit pension plan in 2009, and no contributions were made during the six months ended June 30, 2009. Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expects to contribute approximately $1,100 to the supplemental defined benefit plans in 2009, of which $726 was contributed during the six months ended June 30, 2009. In July 2009, the Company contributed $2,700 to the defined benefit plan, the total amount which it expects to contribute in 2009. At the time of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expected to contribute approximately $5,400 to the defined benefit plan in 2009.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the plan’s eligibility requirements, and their eligible dependents. As described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a defined contribution plan with a Health Reimbursement Account (“HRA”) for each eligible retired participant. Funding of HRA accounts was $374 and $550 for the six months ended June 30, 2009 and 2008, respectively.

The following table summarizes the components of the net periodic benefit gain for postretirement benefits other than pension for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic gain:
Service cost	$-	$1	$-	$2
Interest cost	10	35	20	73
Amortization of prior service cost	(72)	(488)	(144)	(1,015)
Recognized net actuarial gain	(26)	(102)	(51)	(212)

Net periodic benefit gain	$(88)	$(554)	$(175)	$(1,152)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expects to contribute approximately $700 to the defined benefit postretirement benefit plans other than pensions in 2009, of which $450 was contributed during the six months ended June 30, 2009.

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

	Gross Amount	Ceded	Assumed	Net
Three months ended June 30, 2009

Premiums written and contract deposits	$272,275	$8,674	$1,078	$264,679
Premiums and contract charges earned	171,641	9,082	983	163,542
Benefits, claims and settlement expenses	120,184	2,837	894	118,241

Three months ended June 30, 2008

Premiums written and contract deposits	$251,655	$7,641	$988	$245,002
Premiums and contract charges earned	170,952	8,172	923	163,703
Benefits, claims and settlement expenses	126,320	4,565	355	122,110

Six months ended June 30, 2009

Premiums written and contract deposits	$501,125	$17,125	$1,996	$485,996
Premiums and contract charges earned	342,065	18,104	2,044	326,005
Benefits, claims and settlement expenses	229,146	5,042	1,877	225,981

Six months ended June 30, 2008

Premiums written and contract deposits	$483,938	$15,518	$1,169	$469,589
Premiums and contract charges earned	341,793	16,790	1,249	326,252
Benefits, claims and settlement expenses	235,485	7,147	686	229,024

Note 7 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally individual, tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as debt service, realized investment gains and losses and certain public company expenses, within the past five years such items also have included debt retirement costs/gains. Summarized financial information for these segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Insurance premiums and contract charges earned
Property and casualty	$135,825	$134,472	$270,847	$267,459
Annuity	3,373	4,828	6,553	9,603
Life	24,344	24,403	48,605	49,190

Total	$163,542	$163,703	$326,005	$326,252

Net investment income
Property and casualty	$8,509	$9,104	$16,810	$18,284
Annuity	36,971	34,058	71,799	67,113
Life	15,858	14,907	30,854	29,534
Corporate and other	5	13	10	36
Intersegment eliminations	(265)	(270)	(532)	(542)

Total	$61,078	$57,812	$118,941	$114,425

Net income (loss)
Property and casualty	$3,531	$1,851	$15,977	$14,886
Annuity	6,377	5,208	7,561	8,146
Life	4,958	5,116	8,405	7,751
Corporate and other	3,738	(7,633)	92	(11,985)

Total	$18,604	$4,542	$32,035	$18,798

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$-	$1,246	$-	$2,164
Life	-	327	223	654

Total	$-	$1,573	$223	$2,818

	June 30, 2009	December 31, 2008
Assets
Property and casualty	$900,286	$867,590
Annuity	3,704,765	3,509,119
Life	1,121,835	1,035,739
Corporate and other	132,000	133,172
Intersegment eliminations	(30,715)	(37,902)

Total	$5,828,171	$5,507,718

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
•

The impact that a prolonged economic recession may have on the Company’s investment portfolio; volume of new business for automobile, homeowners, annuity and life products; policy renewal rates; and additional annuity contract deposit receipts.

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

For the three months ended June 30, 2009, the Company’s net income of $18.6 million represented an increase of $14.1 million compared to the prior year. After-tax net realized investment gains and losses improved by $12.3 million between periods. Catastrophe costs decreased $4.7 million after tax; however, non-catastrophe weather-related losses increased compared to the prior year. Annuity segment net income increased $1.2 million compared to the second quarter of 2008, as current period improvements in the interest margin and the positive three month impact of the financial market performance on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the decrease in variable annuity contract charges earned. Life segment net income was comparable to a year earlier.

For the six months ended June 30, 2009, the Company’s net income of $32.0 million represented an increase of $13.2 million compared to the first half of 2008. After-tax net realized investment gains and losses improved by $13.3 million between periods. The current period included transition costs of approximately $3 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, nearly all of which were incurred in the first quarter. Catastrophe costs decreased $5.3 million after tax; however, non-catastrophe weather-related losses increased somewhat compared to the prior year. In addition, compared to the first six months of 2008, net income in the current period increased by $0.3 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 99.2% for the first six months of 2009 compared to 100.2% for the same period in 2008. Annuity segment net income decreased $0.6 million compared to the first six months of 2008, as current year improvements in the interest margin were more than offset by the adverse impact of the financial markets on the level of contract charges earned. Life segment net income increased $0.6 million compared to a year earlier, reflecting growth in investment income partially offset by an increase in mortality costs.

Premiums written and contract deposits increased 8% and 3%, compared to the three and six months ended June 30, 2008, respectively, primarily reflecting an increase in annuity single premium and rollover deposit receipts in the current periods. New automobile sales units for the current period were 5% less than the first six months of 2008, although average agent true new automobile sales productivity increased compared to a year earlier. The automobile new business decrease was offset by favorable policy retention and growth in average premium per policy. Life segment insurance premiums and contract deposits decreased slightly compared to the prior year.

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

At June 30, 2009, Level 3 invested assets comprised approximately 0.5% of the Company’s total investment portfolio fair value. For additional detail, see “Notes to Consolidated Financial Statements — Note 3 — Fair Value Measurements”.

Valuation of Significant Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate SFAS No. 157 fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 93% of the portfolio was priced through pricing services or index priced as of June 30, 2009. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first six months of 2009.

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

Other-Than-Temporary Impairment of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the debt security, or if it is more likely than not the Company will be required to sell the debt security before the anticipated recovery in fair value or if management does not expect to recover the entire cost basis of the debt security, an other-than temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for a period of time that allows for the recovery of cost, an other-than temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value, this security will be reviewed for an other-than-temporary impairment. Also as a general rule, if the fair value of an equity security has declined below cost, this security will be reviewed for an other-than-temporary impairment including an assessment of whether recovery in fair value is likely to occur within a reasonable period of time. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to cost relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for debt securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in fair value or maturity; and for equity securities, the Company’s ability and intent to hold the security for a period of time that allows for the recovery of cost, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, (7) the cash flows of the issuer or the underlying cash flows for asset-backed securities and (8) a near-term recovery period for equity securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for credit related loss associated with the impaired debt security. The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

With respect to fixed income securities involving securitized financial assets — primarily asset backed and commercial mortgage backed securities in the Company’s portfolio — which fall under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets”, all of the Company’s securitized financial assets’ fair values are determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

A decline in fair value below amortized cost is not assumed to be other-than-temporary for fixed maturity investments with unrealized losses due to spread widening, market illiquidity or changes in interest rates where there exists a reasonable expectation based on the Company’s consideration of all objective information available that the Company will recover the entire cost basis of the security and the Company does not have the intent to sell the investment before maturity or a market recovery is realized and it is more likely than not the Company will not be required to sell the investment. An other-than-temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate.

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

There were no events or material changes in circumstances during the six months ended June 30, 2009 that indicated that a triggering event had occurred. The financial markets showed improvement during the three months ended June 30, 2009; however, if overall adverse market conditions persist during 2009, in particular if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, the Company may need to reassess goodwill impairment at the end of each future quarter as part of an interim impairment test. Subsequent reviews of goodwill could result in an impairment of goodwill during 2009.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At June 30, 2009, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 5%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.10 million and $0.20 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations — Amortization of Policy Acquisition Expenses”.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of June 30, 2009. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	June 30, 2009			December 31, 2008
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$70.2	$131.5	$201.7	$70.3	$129.5	$199.8
Automobile other	4.7	2.3	7.0	6.1	1.6	7.7
Homeowners	16.4	49.3	65.7	15.1	46.6	61.7
All other	3.9	22.8	26.7	3.9	24.7	28.6

Total	$95.2	$205.9	$301.1	$95.4	$202.4	$297.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At June 30, 2009, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable reserve reestimates increased net income for the six months ended June 30, 2009 by approximately $3.6 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2007 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2009	2008	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$267.9	$264.3	1.4%	$3.6
Involuntary and other property & casualty	1.9	1.0	90.0%	0.9

Total property & casualty	269.8	265.3	1.7%	4.5
Annuity deposits	167.6	154.7	8.3%	12.9
Life	48.6	49.6	-2.0%	(1.0)

Total	$486.0	$469.6	3.5%	$16.4

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2009	2008	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$269.7	$267.4	0.9%	$2.3
Involuntary and other property & casualty	1.1	0.1	N.M.	1.0

Total property & casualty	270.8	267.5	1.2%	3.3
Annuity	6.6	9.6	-31.3%	(3.0)
Life	48.6	49.2	-1.2%	(0.6)

Total	$326.0	$326.3	-0.1%	$(0.3)

N.M. – Not meaningful.

For the three and six months ended June 30, 2009, the Company’s premiums written and contract deposits increased 8.0% and 3.5%, respectively, compared to the prior year, primarily reflecting increases in annuity single premium and rollover deposit receipts in the current periods. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s dedicated agency force totaled 684 at June 30, 2009, reflecting a decrease of 5.1% compared to 721 agents at June 30, 2008 and an increase of 2.1% compared to 670 at December 31, 2008. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At June 30, 2009, there were 474 licensed producers, compared to 322 at June 30, 2008 and 394 at December 31, 2008. Including these licensed producers, the Company’s total points of distribution increased to 1,158 at June 30, 2009, a growth of 11.0% compared to 12 months earlier. At the time of this Quarterly Report on Form 10-Q, management anticipates that over the next several quarters the agent count will increase modestly during the Company’s continued transition to its Agency Business Model and Exclusive Agent agreement, with a further increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new models.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on the foundation of the Agency Business Model, in the fourth quarter of 2008 the Company introduced its Exclusive Agent agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. By January 1, 2009, the first 71 individuals migrated from being employee agents to functioning as independent Exclusive Agents. By June 30, 2009, 133 individuals were appointed as Exclusive Agents, including both individuals migrating from employee agent status and individuals newly appointed to market the Company’s products. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

For the first six months of 2009, total new automobile sales units were 5.3% less than the prior year, including a 4.3% decrease in true new automobile sales units. New homeowners sales units decreased 4.2% compared to the first six months of 2008. For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the decreases in automobile and home sales. Annuity new business increased 49.6% compared to the first six months of 2008, reflecting new business growth in the Company’s core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded as cash is received) of 68.2% coupled with a 43.6% increase in single premium and rollover deposits, including both Horace Mann and partner company products. Growth in annuity new business has been supported by the Company’s approved 403(b) payroll reduction capabilities. The Company has payroll slots in approximately one-third of the 15,500 public school districts in the United States. Life new business decreased 14.0% compared to the prior year due in part to current economic conditions. For the first six months of 2009, total new business sales increased 30.9% compared to a year earlier. In total, dedicated agent sales for the first six months of 2009 increased 17.1% compared to the prior year. Average overall productivity per agent increased compared to the first six months of 2008 reflecting improvements in annuity, automobile and homeowners sales. Average agent productivity is measured as new sales premiums or new business units from the dedicated agent force per the average number of dedicated agents for the period.

Total voluntary automobile and homeowners premium written increased 1.4%, or $3.6 million, in the first six months of 2009, including a $1.7 million increase in catastrophe reinsurance premiums for 2009. The automobile and homeowners average written premium per policy each increased compared to the prior year, with the change in average premium for both lines moderated by the improved quality of the books of business. For the first six months of 2009, approved rate increases for the Company’s automobile and homeowners business were minimal, but slightly more than rate actions in the prior year. At June 30, 2009, there were 531,000 voluntary automobile and 262,000 homeowners policies in force, for a total of 793,000 policies, compared to a total of 798,000 policies at December 31, 2008 and 799,000 policies at June 30, 2008.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.5% at June 30, 2009 compared to 91.3% at June 30, 2008. The property 12-month new and renewal policy retention rate was 89.3% at June 30, 2009 compared to 88.8% a year earlier.

Voluntary automobile premium written increased 1.4% ($2.5 million) compared to the first six months of 2008. This premium growth was driven by a modest increase in average premium per policy. Average earned premium per policy also increased modestly. Automobile policies in force at June 30, 2009 decreased 4,000 compared to both December 31, 2008 and June 30, 2008. The number of educator policies increased throughout the periods.

Voluntary homeowners premium written increased 1.3% ($1.1 million) compared to the first half of 2008 including the higher amount of catastrophe reinsurance premiums noted above. Homeowners average written premium per policy increased 5% compared to a year earlier, while average earned premium per policy increased 4% compared to a year earlier. Homeowners policies in force at June 30, 2009 decreased 1,000 compared to December 31, 2008 and decreased 2,000 compared to a year earlier, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances.

During the first six months of 2009, ongoing and recurring proceedings occurred in North Carolina challenging private passenger automobile rates. Notification received by the Company indicates that the proceedings are complete, resulting in a rate increase for the Company that is slightly lower than the rate the Company submitted. For the six months ended June 30, 2009, the Company escrowed $0.4 million of premiums received related to these proceedings which will be refunded to policyholders.

Annuity deposits received increased 8.3% for the six months ended June 30, 2009 compared to the same period in 2008. In the first six months of 2009, scheduled annuity deposits decreased 7.6% compared to the prior year while single premium and rollover deposits increased 45.4%. In the first six months of 2009, new deposits to variable accounts decreased 21.0%, or $14.9 million, and new deposits to fixed accounts increased 33.2%, or $27.8 million, compared to the prior year. Management continues to see benefits of becoming a stronger presence in the educator annuity market subsequent to the implementation of new Internal Revenue Service Section 403(b) regulations, effective January 1, 2009. Also, management believes that educators view the Company as having a recognized brand and providing personalized advice through agents with a local presence, leading to new business growth and strong annuity business persistency. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 1,204 authorized agents at June 30, 2009. During the first six months of 2009, this channel generated $28.8 million in annualized new annuity sales for the Company compared to $10.8 million for the first six months of 2008, reflecting increases in single and rollover deposit business as well as scheduled deposit business.

Total annuity accumulated cash value of $3.4 billion at June 30, 2009 decreased 5.5% compared to a year earlier, as the increase from new deposits received and favorable retention were more than offset by unfavorable financial market performance over the 12 months. At June 30, 2009, the number of annuity contracts outstanding of 177,000 increased 3.5%, or 6,000 contracts, compared to December 31, 2008 and increased 5.4%, or 9,000 contracts, compared to June 30, 2008.

Variable annuity accumulated balances were 26.8% lower at June 30, 2009 than at June 30, 2008, primarily reflecting financial market performance, and accordingly, annuity segment contract charges earned decreased 31.3%, or $3.0 million, compared to the first six months of 2008.

Life segment premiums and contract deposits decreased 2.0% compared to the first six months of 2008. The ordinary life insurance in force lapse ratio was 5.5% for the 12 months ended June 30, 2009 compared to 5.6% for the 12 months ended June 30, 2008.

Net Investment Income

For the three months ended June 30, 2009, pretax investment income of $61.0 million increased 5.5%, or $3.2 million, (5.6%, or $2.2 million, after tax) compared to the same period in 2008. Pretax investment income of $118.9 million for the six months ended June 30, 2009 increased 3.9%, or $4.5 million, (3.6%, or $2.8 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets (excluding securities lending collateral) increased 3.8% over the 12 months ended June 30, 2009. The average pretax yield on the investment portfolio was 5.53% (3.75% after tax) for the first six months of 2009, compared to a pretax yield of 5.52% (3.75% after tax) a year earlier. The current period yield includes an adverse impact due to the elevated level of short-term investment holdings during the six months. Management anticipates reinvesting the majority of these funds in long-term bonds by September 30, 2009.

Net Realized Investment Gains and Losses

Net realized investment gains (pretax) were $11.0 million for the three months ended June 30, 2009 compared to net realized investment losses of $8.1 million in the same period in the prior year. For the six months, net realized investment gains (pretax) were $10.2 million in 2009 compared to net realized investment losses of $10.5 million in the prior year. The net gains and losses in all periods were realized from recording of impairment charges and ongoing investment portfolio management activity. In addition, the first six months of 2008 included $1.1 million of litigation proceeds on previously impaired WorldCom, Inc. debt securities, with no similar amounts related to impaired securities received in the current period.

In the second quarter of 2009, pretax net realized investment gains were $11.0 million, which included (1) $3.4 million of credit related impairment write-downs, primarily related to a single collateralized debt obligation security, (2) $0.6 million of impairment write-downs on equity securities and securities the Company intends to sell, and (3) $4.1 million of realized losses on securities that were disposed of during the quarter, primarily financial institution and telecommunications sector securities. The impairment amounts were largely offset by $6.1 million of realized gains on previously impaired securities that were disposed of during the quarter, primarily financial sector securities. In addition, the second quarter reflected $13.0 million of realized gains on other security sales.

In the first quarter of 2009, pretax net realized investment losses were $0.8 million, including $15.8 million of impairment charges. These charges were comprised of $13.4 million of impairment write-downs, primarily below investment grade perpetual preferred stocks, and $2.4 million of impairments on securities that the Company no longer intended to hold until the value fully recovered, primarily high-yield bonds. In addition, the Company recorded $1.9 million of realized losses on securities that were disposed of during the quarter, primarily high-yield investments. These losses were largely offset by $16.9 million of realized gains on security sales.

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

The Company, from time to time, sells invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset. The types of events that may result in a sale include significant changes in the economic facts and circumstances related to the invested asset, significant unforeseen changes in liquidity needs, or changes in the Company’s investment strategy.

There were securities priced below 80% of book value at June 30, 2009 that were not impaired. While the credit markets improved and spreads narrowed somewhat in the second quarter of 2009, continued illiquidity in the marketplace, along with concern over prolonged economic weakness, continued to drive elevated risk premiums and depressed security valuations. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows. Management views the decrease in value of all of these securities as temporary. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for a period of time that allows for the recovery of cost.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of June 30, 2009 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2008 and March 31, 2009, credit spreads improved across virtually all asset classes in the second quarter of 2009, with the Company’s investment grade corporate bond portfolio showing the most significant reduction in net unrealized losses. Some of the more highly stressed asset classes also showed improvement during the second quarter of 2009, including financial institution bond and preferred stock holdings and the Company’s commercial mortgage-backed securities portfolio. However, the continued uncertainty and volatility in the financial markets that caused spread-widening compared to a year ago for certain asset classes continued to have an adverse effect on the fair value of investments. The Company’s pretax net unrealized loss at June 30, 2009 was spread over numerous asset classes, with commercial mortgage-backed securities, investment grade bonds and financial institution securities (both bonds and preferred stocks) most impacted.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Utilities	49	$275.5	$277.7	$(2.2)
Banking and Finance	46	243.2	264.5	(21.3)
Energy	44	237.2	236.6	0.6
Health Care	37	136.2	138.8	(2.6)
Telecommunications	23	119.9	119.7	0.2
Insurance	24	105.9	121.1	(15.2)
Broadcasting and Media	14	58.5	61.6	(3.1)
Metal and Mining	13	55.4	63.6	(8.2)
Food and Beverage	16	54.3	52.0	2.3
Natural Gas	12	54.2	55.4	(1.2)
All Other Corporates (1)	135	446.6	460.3	(13.7)

Total corporate bonds	413	1,786.9	1,851.3	(64.4)
Mortgage-backed securities
U.S. government and federally sponsored agencies	329	490.1	471.6	18.5
Commercial	130	257.7	364.3	(106.6)
Other	17	17.2	18.7	(1.5)
Municipal bonds	235	743.8	737.5	6.3
Government bonds
U.S.	7	216.6	219.1	(2.5)
Foreign	6	24.7	24.0	0.7
Collateralized debt obligations (2)	9	10.8	14.8	(4.0)
Asset-backed securities	41	104.6	109.8	(5.2)

Total fixed maturity securities	1,187	$3,652.4	$3,811.1	$(158.7)

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	20	$35.8	$45.4	$(9.6)
Insurance	8	6.4	8.5	(2.1)
Real Estate	5	5.0	5.8	(0.8)
Utilities	4	4.3	5.0	(0.7)
Energy	1	0.6	0.6	*
U.S. federally sponsored agencies	2	0.1	*	0.1
Common stocks
Cable	3	1.0	1.0	*
Technology and other	2	0.5	*	0.5

Total equity securities	45	$53.7	$66.3	$(12.6)

Total	1,232	$3,706.1	$3,877.4	$(171.3)

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Transportation, technology, industrial, automobiles, cable and retail represented $263.9 million of fair value at June 30, 2009, with the remaining 13 classifications each representing less than $36 million.

(2)

Based on fair value, 66.2% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2009.

At June 30, 2009, the Company’s diversified fixed maturity securities portfolio consisted of 1,464 investment positions, issued by 1,187 entities, and totaled approximately $3.7 billion in fair value. This portfolio was 94.8% investment grade, based on fair value, with an average quality rating of A+.

At June 30, 2009, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had three subprime securities with a fair value of $2.7 million and an unrealized loss of $0.4 million at June 30, 2009. The “Alt-A” mortgage loan exposure was comprised of four securities with a total fair value of approximately $2.0 million, of which $0.5 million was vintage year 2004 and prior, with an unrealized loss of approximately $0.7 million at June 30, 2009.

At June 30, 2009, the Company had $257.7 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with a net unrealized loss of $106.6 million. CMBS spreads remained wide as of June 30, 2009, particularly for the more recent vintages with lower ratings. The Company’s CMBS portfolio continues to be 100% investment grade, with an overall credit rating of AA, and is well diversified by property type, geography and sponsor. Based on fair value, 19% (14% based on amortized cost) of these holdings are comprised of multi-family housing projects that are directly backed by the Government National Mortgage Association. Another 17% (14% amortized cost) is made up of fully amortizing loans to finance military housing, where rental payments are appropriated by the U.S. government. Approximately 10% (8% amortized cost) of the CMBS portfolio is represented by cell tower revenue and timberland securitizations, which offer further diversification. The traditional conduit fusion portion of the portfolio is 52% (63% amortized cost) of the Company’s CMBS holdings, with 69% (71% amortized cost) of those securities in the more seasoned 1997 through 2005 vintages. Of the remaining 2006 to 2008 vintage loans, approximately 94% (77% amortized cost) are AAA rated.

At June 30, 2009, the Company had $279.1 million fair value in financial institution bonds and preferred stocks with a net unrealized loss of $30.7 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention and credit enhancement programs.

At June 30, 2009, the Company had $743.8 million fair value invested in municipal bonds, primarily in the portfolios of the property and casualty insurance subsidiaries, with a net unrealized gain of $6.3 million. The overall credit quality of these securities was AA, with approximately 52% of the value insured at June 30, 2009. This represents approximately 10% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at June 30, 2009.

At June 30, 2009, the fixed maturity securities and equity securities portfolio had $268.0 million pretax of gross unrealized losses related to 747 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at June 30, 2009, including the length of time that the securities continuously have been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of June 30, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	90	$381.9	$393.5	$(11.6)
4 through 6 months	41	119.0	128.3	(9.3)
7 through 9 months	25	50.7	57.2	(6.5)
10 through 12 months	54	85.2	104.0	(18.8)
13 through 24 months	191	516.1	595.3	(79.2)
25 through 36 months	82	280.9	365.6	(84.7)
37 through 48 months	15	65.0	70.2	(5.2)
Greater than 48 months	4	18.6	19.6	(1.0)

Total	502	$1,517.4	$1,733.7	$(216.3)

Non-investment grade
3 Months or less	10	$7.6	$7.8	$(0.2)
4 through 6 months	3	4.0	5.3	(1.3)
7 through 9 months	5	3.4	3.6	(0.2)
10 through 12 months	31	22.7	24.2	(1.5)
13 through 24 months	84	76.2	93.4	(17.2)
25 through 36 months	38	39.4	53.8	(14.4)
37 through 48 months	10	10.0	12.3	(2.3)
Greater than 48 months	4	4.3	5.1	(0.8)

Total	185	$167.6	$205.5	$(37.9)

Not rated	-	-	-	-

Total fixed maturity securities	687	$1,685.0	$1,939.2	$(254.2)

Equity Securities (1)
Investment grade
3 Months or less	3	$7.0	$7.2	$(0.2)
4 through 6 months	5	3.8	5.3	(1.5)
7 through 9 months	1	0.7	0.8	(0.1)
10 through 12 months	6	3.6	5.7	(2.1)
13 through 24 months	40	27.4	36.5	(9.1)
25 through 36 months	1	4.0	4.5	(0.5)
Greater than 36 months	-	-	-	-

Total	56	$46.5	$60.0	$(13.5)

Non-investment grade
3 Months or less	1	$0.3	$0.4	$(0.1)
4 through 6 months	-	-	-	-
7 through 9 months	-	-	-	-
10 through 12 months	3	1.6	1.8	(0.2)
Greater than 12 months	-	-	-	-

Total	4	$1.9	$2.2	$(0.3)

Total equity securities	60	$48.4	$62.2	$(13.8)

Total fixed maturity securities and equity securities	747	$1,733.4	$2,001.4	$(268.0)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 189 were trading below 80% of book value at June 30, 2009 and the table below provides additional information regarding these securities. These positions were structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of June 30, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	14	$24.0	$31.8	$(7.8)
4 through 6 months	11	19.3	26.4	(7.1)
7 through 9 months	73	93.1	144.8	(51.7)
10 through 12 months	19	22.5	43.4	(20.9)
13 through 24 months	14	22.8	66.0	(43.2)
Greater than 24 months	-	-	-	-

Total	131	$181.7	$312.4	$(130.7)

Non-investment grade
3 Months or less	5	$3.6	$4.7	$(1.1)
4 through 6 months	7	7.6	11.5	(3.9)
7 through 9 months	4	3.9	9.7	(5.8)
10 through 12 months	10	18.8	28.3	(9.5)
13 through 24 months	4	4.5	10.5	(6.0)
Greater than 24 months	-	-	-	-

Total	30	$38.4	$64.7	$(26.3)

Not rated	-	-	-	-

Total fixed maturity securities	161	$220.1	$377.1	$(157.0)

Equity Securities
Investment grade
3 Months or less	-	-	-	-
4 through 6 months	2	$2.9	$4.4	$(1.5)
7 through 9 months	3	2.1	3.6	(1.5)
10 through 12 months	17	12.9	19.2	(6.3)
13 through 24 months	4	1.2	2.4	(1.2)
Greater than 24 months	-	-	-	-
Non-investment grade, all 3 Months or less	2	0.8	1.0	(0.2)
Not rated	-	-	-	-

Total equity securities	28	$19.9	$30.6	$(10.7)

Total fixed maturity securities and equity securities	189	$240.0	$407.7	$(167.7)

*	Less than $0.1 million.

The 189 securities with fair values below 80% of book value at June 30, 2009 represented approximately 5.7% of the Company’s total investment portfolio at fair value. Approximately 11.8% of those securities have been below 80% of book value for three months or less as of June 30, 2009. Of the total securities trading below 80% of book value, 24 securities had fair values less than 50% of book value, representing 0.9% of the Company’s total investment portfolio, with a pretax unrealized loss of $67.8 million. Commercial mortgage-backed securities represented $56.9 million of the pretax unrealized loss from securities with fair value less than 50% of book value at June 30, 2009.

The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2009 — which has been driven largely by spread widening, market illiquidity and changes in interest rates — as temporary. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for a period of time that allows for the recovery of cost. Therefore, no impairment of these securities was recorded at June 30, 2009. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. The Company’s investment guidelines generally limit single corporate issuer concentrations to 1.0% of invested assets for “AA” or “AAA” rated securities, 0.75% of invested assets for “A” rated securities, 0.5% of invested assets for “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2008.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2008

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	130	$253.6	$375.8	$(122.2)
4 through 6 months	42	72.5	127.3	(54.8)
7 through 9 months	13	12.8	45.6	(32.8)
10 through 12 months	4	7.5	26.0	(18.5)
Greater than 12 months	-	-	-	-

Total	189	$346.4	$574.7	$(228.3)

Non-investment grade
3 Months or less	78	$47.3	$68.3	$(21.0)
4 through 6 months	11	5.5	9.8	(4.3)
7 through 9 months	3	4.0	7.6	(3.6)
10 through 12 months	1	0.5	0.9	(0.4)
Greater than 12 months	-	-	-	-

Total	93	$57.3	$86.6	$(29.3)

Not rated	-	-	-	-

Total fixed maturity securities	282	$403.7	$661.3	$(257.6)

Equity Securities
Investment grade
3 Months or less	10	$5.2	$8.2	$(3.0)
4 through 6 months	31	23.3	40.0	(16.7)
7 through 9 months	5	0.8	2.2	(1.4)
10 through 12 months	1	0.8	1.9	(1.1)
Greater than 12 months	-	-	-	-
Non-investment grade, all 3 months or less	2	1.1	1.7	(0.6)
Not rated, all 3 months or less	3	0.1	0.1	*

Total equity securities	52	$31.3	$54.1	$(22.8)

Total fixed maturity securities and equity securities	334	$435.0	$715.4	$(280.4)

*	Less than $0.1 million.

  Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Change From Prior Year
	2009	2008	Percent	Amount
Property and casualty	$200.3	$202.7	-1.2%	$(2.4)
Annuity	(0.3)	0.1	N.M.	(0.4)
Life	26.0	26.2	-0.8%	(0.2)

Total	$226.0	$229.0	-1.3%	$(3.0)

Property and casualty catastrophe losses, included above (1)	$19.6	$27.8	-29.5%	$(8.2)

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended June 30,
	2009	2008
Incurred claims and claim expenses:
Claims occurring in the current year	$205.8	$207.8
Decrease in estimated reserves for claims occurring in prior years (2)	(5.5)	(5.1)

Total claims and claim expenses incurred	$200.3	$202.7

Property and casualty loss ratio:
Total	73.9%	75.8%
Effect of catastrophe costs, included above (1)	7.2%	10.4%

N.M. – Not meaningful.
(1) Property and casualty catastrophe losses were incurred as follows:
	2009	2008
Three months ended
March 31	$4.5	$5.4
June 30	15.1	22.4

Total year-to-date	$19.6	$27.8

(2)   Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:
	2009	2008
Three months ended
March 31	$(3.4)	$(2.7)
June 30	(2.1)	(2.4)

Total year-to-date	$(5.5)	$(5.1)

        For the three months ended June 30, 2009, the Company’s benefits, claims and settlement expenses of $118.2 million decreased 3.2%, or $3.9 million, compared to the same period in 2008. The change reflected a decrease in catastrophe losses partially offset by an increase in non-catastrophe weather-related losses, an increase in life mortality costs and a modestly smaller decrease in estimated reserves for property and casualty claims occurring in prior years.

For the six months ended June 30, 2009, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting a decrease in catastrophe losses partially offset by an increase in non-catastrophe weather-related losses.

For the first half of 2009, the favorable development of prior years’ property and casualty reserves of $5.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2007 and prior.

In the first six months of 2008, favorable development of prior years’ property and casualty reserves of $5.1 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2007 loss reserve estimate, primarily driven by favorable voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior.

For the six months ended June 30, 2009, the voluntary automobile loss ratio of 69.9% decreased by 1.5 percentage points compared to the same period a year earlier, including a 0.8 percentage point decrease due to the higher level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 82.7% for the six months ended June 30, 2009 decreased 3.5 percentage points compared to a year earlier, including an 8.2 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 21.6 percentage points of the homeowners loss ratio for the current period compared to 29.8 percentage points for the prior year. The homeowners loss ratio reflected a moderate increase in non-catastrophe weather-related losses in 2009. In addition to the above factors, the loss ratios in 2009 included increases due to costs of consolidating the Company’s claims offices which management expects to be non-recurring in nature. For total property and casualty, the $3.4 million of claims office consolidation costs represented 1.2 percentage points of the loss ratio for the six months ended June 30, 2009.

For the annuity segment, benefits in the first half of 2009 decreased compared to the prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $1.1 million at June 30, 2009, compared to $1.3 million at December 31, 2008 and $0.1 million at June 30, 2008. The changes in this reserve in both the current period and 2008 reflected the impact of volatile financial markets performance.

For the life segment, benefits in the current six months decreased $0.2 million compared to a year earlier, including a modest increase in mortality costs in the current period.

  Interest Credited to Policyholders

	Six Months Ended June 30,		Change From Prior Year
	2009	2008	Percent	Amount
Annuity	$48.6	$45.7	6.3%	$2.9
Life	19.6	19.0	3.2%	0.6

Total	$68.2	$64.7	5.4%	$3.5

For the three months ended June 30, 2009, interest credited of $34.5 million increased 5.8%, or $1.9 million, compared to the same period in 2008, consistent with the percentage increase reflected for the six months.

Compared to the first six months of 2008, the current period increase in annuity segment interest credited reflected a 7.2% increase in average accumulated fixed deposits and a 1 basis point decrease in the average annual interest rate credited to 4.27%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the six months ended June 30, 2009 and 2008 were 156 basis points and 155 basis points, respectively.

As of June 30, 2009, fixed annuity account values totaled $2.4 billion, including $2.1 billion of deferred annuities. Of the deferred annuity account values, 22% had minimum guaranteed interest rates of 3% or lower while 68% had minimum guaranteed rates of 4.5% or greater. For $1.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 1 basis point compared to the first six months of 2008, reflecting a slight decline in interest credited. In 2009, the Company’s investment portfolio yield has reflected the adverse impact of the elevated level of short-term investments in the portfolio related to the Company’s opportunistic capital gains programs during the first six months of 2009. Management anticipates reinvesting the majority of these funds in long-term bonds by September 30, 2009.

  Amortization of Policy Acquisition Expenses

Amortized policy acquisition expenses were $19.1 million for the three months ended June 30, 2009 compared to $18.8 million for the same period in 2008. Amortized policy acquisition expenses were $42.1 million for the first six months of 2009 compared to $39.8 million for the same period in 2008. For the six months ended June 30, 2009, the valuation of annuity deferred policy acquisition costs resulted in an increase in amortization of $1.7 million, primarily due to the impact of investment gains related to this segment recognized during the period; the $2.1 million adverse impact of financial market performance recorded in the three months ended March 31, 2009 was slightly more than offset by favorable market performance in the second quarter. Amortization increased $2.1 million from a similar valuation at June 30, 2008. For the life segment, the June 30, 2009 valuation of deferred policy acquisition costs resulted in a $0.1 million increase in amortization, equal to the impact recorded at June 30, 2008.

  Operating Expenses

For the first six months of 2009, operating expenses increased 3.8%, or $2.6 million, compared to the prior year. The current period increase was attributable largely to increased strategic investments in distribution initiatives. The property and casualty expense ratio of 25.3% for the six months ended June 30, 2009 increased 0.9 percentage point compared to the prior year, reflecting the majority of the cost increase related to investments in distribution initiatives partially offset by expense decreases due to the Company’s overall expense control discipline.

  Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the first six months of 2009 compared to $2.8 million for the same period in 2008. The amortization of the value of annuity business acquired in the 1989 acquisition of the Company was completed as of December 31, 2008. The remaining $0.2 million of value of acquired insurance in force for the life segment was amortized in the first three months of 2009. Amortization of intangible assets was $1.6 million for the three months ended June 30, 2008.

  Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 30.0% and 22.6% for the six months ended June 30, 2009 and 2008, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.6 and 14.7 percentage points for the six months ended June 30, 2009 and 2008, respectively. While the income from tax-advantaged securities decreased somewhat compared to a year earlier, the reduced level of taxable income in the prior year period resulted in this having a greater impact on the effective income tax rate for 2008.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At June 30, 2009, the Company had income tax returns for the 2005, 2006 and 2007 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $1.5 million of uncertain tax position liabilities including interest related to all open tax years.

  Net Income

For the three months ended June 30, 2009, the Company’s net income of $18.6 million represented an increase of $14.1 million compared to the prior year. After-tax net realized investment gains and losses improved by $12.3 million between periods. Catastrophe costs decreased $4.7 million after tax; however, non-catastrophe weather-related losses increased compared to the prior year. Annuity segment net income increased $1.2 million compared to the second quarter of 2008, as current period improvements in the interest margin and the positive three month impact of the financial market performance on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the decrease in variable annuity contract charges earned. Life segment net income was comparable to a year earlier.

For the six months ended June 30, 2009, the Company’s net income of $32.0 million represented an increase of $13.2 million compared to the first half of 2008. After-tax net realized investment gains and losses improved by $13.3 million between periods. The current period included transition costs of approximately $3 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, nearly all of which were incurred in the first quarter. Catastrophe costs decreased $5.3 million after tax; however, non-catastrophe weather-related losses increased somewhat compared to the prior year. In addition, compared to the first six months of 2008, net income in the current period increased by $0.3 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 99.2% for the first six months of 2009 compared to 100.2% for the same period in 2008. Annuity segment net income decreased $0.6 million compared to the first six months of 2008, as current year improvements in the interest margin were more than offset by the adverse impact of the financial markets on the level of contract charges earned. Life segment net income increased $0.6 million compared to a year earlier, reflecting growth in investment income partially offset by an increase in mortality costs.

Net income by segment and net income per share were as follows:

	Six Months Ended June 30,		Change From Prior Year
	2009	2008	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$16.0	$14.9	7.4%	$1.1
Annuity	7.5	8.1	-7.4%	(0.6)
Life	8.4	7.8	7.7%	0.6
Corporate and other (1)	0.1	(12.0)	N.M.	12.1

Net income	$32.0	$18.8	70.2%	$13.2

Effect of catastrophe costs, after tax, included above	$(12.7)	$(18.0)	-29.4%	$5.3

Effect of realized investment gains (losses), after tax, included above	$6.6	$(6.7)	N.M.	$13.3

Diluted:
Net income per share	$0.79	$0.45	75.6%	$0.34

Weighted average number of shares and equivalent shares (in millions)	40.5	41.7	-2.9%	(1.2)

Property and casualty combined ratio:
Total	99.2%	100.2%	N.M.	-1.0%
Effect of catastrophe costs, included above	7.2%	10.4%	N.M.	-3.2%

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

For the corporate and other segment, net income in the current period compared to the net loss in the first half of 2008 was due to net realized investment gains in the current period compared to net realized losses in the first half of 2008.

Return on shareholders’ equity based on net income was 5% and 8% for the trailing 12 months ended June 30, 2009 and 2008, respectively.

The accounting guidance adopted by the Company in 2009 is described in “Notes to Consolidated Financial Statements – Note 1 – Basis of Presentation – Adopted Accounting Standards.” The adoptions did not have a material effect on the results of operations or financial position of the Company.

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

Liquidity and Financial Resources

  Off-Balance Sheet Arrangements

At June 30, 2009 and 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2009, net cash provided by operating activities increased modestly compared to the same period in 2008, primarily reflecting a decrease in federal income tax payments and an increase in investment income received.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2009 without prior approval are approximately $55 million, of which $12.0 million was paid during the six months ended June 30, 2009. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first six months of 2009. For the six months ended June 30, 2009, receipts from annuity contracts increased $12.9 million, or 8.3%, compared to the same period in the prior year. Annuity contract benefits and withdrawals decreased $2.9 million, or 3.3%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 93.4% and 94.1%, respectively, for the 12 month period ended June 30, 2009. Net transfers to variable annuity accumulated cash values decreased $5.9 million, or 14.7%, compared to the prior year.

  Capital Resources

The Company has determined the amount of capital which is needed to adequately fund and support business growth, primarily based on risk-based capital formulas including those developed by the National Association of Insurance Commissioners (“NAIC”). Historically, the Company’s insurance subsidiaries have generated capital in excess of such needed capital. These excess amounts have been paid to HMEC through dividends. HMEC has then utilized these dividends and its access to the capital markets to service and retire long-term debt, pay dividends to its shareholders, fund growth initiatives, repurchase shares of its common stock and for other corporate purposes. Management anticipates that the Company’s sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments and shareholder dividends.

The total capital of the Company was $799.4 million at June 30, 2009 including $199.6 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 26.5% of total capital excluding unrealized investment gains and losses (29.7% including unrealized investment gains and losses) at June 30, 2009, which was modestly above the Company’s long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of June 30, 2009.

Shareholders’ equity was $561.8 million at June 30, 2009, reflecting a net unrealized loss in the Company’s investment portfolio of $98.7 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $390.6 million and $9.97, respectively, at June 30, 2009. Book value per share was $14.34 at June 30, 2009 ($16.86 excluding investment fair value adjustments).

Additional information regarding the net unrealized loss in the Company’s investment portfolio at June 30, 2009 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

As of June 30, 2009, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of June 30, 2009, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2009, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 0.9%, at June 30, 2009). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at June 30, 2009.

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

Total shareholder dividends were $4.3 million for the six months ended June 30, 2009. In March and May 2009, the Board of Directors announced regular quarterly dividends of $0.0525 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. As previously disclosed and reflecting information received from the FHCF subsequent to the March 2, 2009 SEC filing of the Company’s recent Form 10-K that indicated that the Company’s retention and maximum for the 2008-2009 contract period had been revised, through June 1, 2009, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $13.6 million up to $81.2 million with the FHCF, based on the FHCF’s financial resources. The FHCF contract is a one-year contract. Effective June 1, 2009, the new contract with the FHCF reinsures 90% of hurricane losses in Florida above an estimated retention of $14.2 million up to $51.7 million, based on the FHCF’s financial resources. The decrease in FHCF coverage for the 2009-2010 contract period primarily reflects the Company’s election not to purchase additional coverage as it did for the 2008-2009 contract period. This election was anticipated based on the Company’s increase in coverage under its primary reinsurance contracts, which were finalized and priced prior to January 1, 2009.

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

Assigned ratings as of July 31, 2009 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All of these ratings and their associated outlooks were affirmed during the six months ended June 30, 2009. The ratings were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of July 31, 2009
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

Recent Accounting Changes

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS” or “FAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. SFAS No. 168 establishes FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management believes the adoption of this pronouncement will have no effect on the results of operations or financial position of the Company.

FSP FAS 132(R)-1

In December 2008, the FASB amended SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, through issuance of FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. For fiscal years ending after December 15, 2009, the FSP requires employers to disclose additional information about investment allocation decisions, major categories of plan assets and fair value techniques and inputs used to measure plan assets. Because the requirements of this FSP relate only to financial statement disclosures, its adoption will have no effect on the results of operations or financial position of the Company.

Other Matters

Ariel Capital Management, LLC, HMEC’s third largest shareholder with 6.0% of the common shares outstanding per their SEC filing on Schedule 13G as of April 30, 2009, is the investment adviser for two of the mutual funds under the Company’s variable annuity contracts.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Value Risk” contained in this Quarterly Report on Form 10-Q.

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2009 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4:    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 28, 2009. The results of the matters submitted to a vote of security holders are shown in the table below.

	Votes For	Votes Against	Abstentions
Votes representing 37,258,161 shares of Common Stock were represented and cast regarding Proposal 1.

Election of the following nominees to hold the office of Director until the next Annual Meeting of Shareholders and until their respective successors have been duly elected and qualified:
Mary H. Futrell	36,644,916	360,420	252,825
Stephen J. Hasenmiller	36,680,191	341,523	236,447
Louis G. Lower II	36,767,403	341,563	149,195
Joseph J. Melone	36,786,328	341,543	130,290
Charles A. Parker	35,574,083	1,415,473	268,605
Gabriel L. Shaheen	36,680,080	341,523	236,558
Roger J. Steinbecker	36,679,791	341,543	236,827
Charles R. Wright	36,679,645	341,543	236,973

Votes representing 37,258,161 shares of Common Stock were represented and cast regarding Proposal 2.

Ratification of the appointment of KPMG LLP, an independent registered public accounting firm, as the Company’s auditors for the year ended December 31, 2009	35,810,821	1,447,340	-

Item 5:    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2009 which has not been filed with the SEC.

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

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 28, 2009, filed with the SEC on June 2, 2009.

Exhibit No. Description

10.11*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.11 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

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

10.13(a)*

Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

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

10.16*

Letter of Employment between HMSC and Brent H. Hamann effective February 9, 2009, incorporated by reference to Exhibit 10.16 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

Exhibit No. Description

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date August 7, 2009	/s/Louis G. Lower II

Louis G. Lower II
President and Chief Executive Officer

Date August 7, 2009	/s/ Peter H. Heckman

Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date August 7, 2009	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2009

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 28, 2009, filed with the SEC on June 2, 2009.

10.11*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.11 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

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

10.13(a)*

Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

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

10.16*

Letter of Employment between HMSC and Brent H. Hamann effective February 9, 2009, incorporated by reference to Exhibit 10.16 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

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