Form 10-Q
period 2009-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2009-11-06
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, 39,184,363 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2009, the related consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 1 to the September 30, 2009 consolidated financial statements, the Company changed its presentation and method of accounting for other-than-temporary impairments of debt securities, effective April 1, 2009.

As discussed in Note 1 to the December 31, 2008 consolidated financial statements, the Company changed its method of accounting for deferred acquisition costs associated with internal replacements, effective January 1, 2007. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes, effective January 1, 2007. As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for defined pension and other postretirement plans, effective December 31, 2006.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 6, 2009

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2009, $3,925,240; 2008, $3,787,857)	$4,013,492	$3,485,261
Equity securities, available for sale, at fair value (cost 2009, $64,775; 2008, $86,184)	60,585	61,569
Short-term and other investments	516,752	354,925

Total investments	4,590,829	3,901,755
Cash	16,770	9,204
Accrued investment income and premiums receivable	118,991	103,534
Deferred policy acquisition costs	268,535	312,046
Goodwill	47,396	47,396
Other assets	95,852	168,566
Separate Account (variable annuity) assets	1,153,726	965,217

Total assets	$6,292,099	$5,507,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,324,643	$2,166,518
Interest-sensitive life contract liabilities	701,457	685,854
Unpaid claims and claim expenses	316,384	311,243
Future policy benefits	196,729	193,000
Unearned premiums	214,363	206,578

Total policy liabilities	3,753,576	3,563,193
Other policyholder funds	121,137	128,359
Other liabilities	297,502	164,555
Short-term debt	38,000	38,000
Long-term debt	199,598	199,549
Separate Account (variable annuity) liabilities	1,153,726	965,217

Total liabilities	5,563,539	5,058,873

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2009, 60,997,559; 2008, 60,874,984	61	61
Additional paid-in capital	357,783	355,542
Retained earnings	739,422	694,492
Accumulated other comprehensive income (loss) net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	50,479	(182,065)
Net funded status of pension and other postretirement benefit obligations	(11,522)	(11,522)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	728,560	448,845

Total liabilities and shareholders’ equity	$6,292,099	$5,507,718

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Insurance premiums and contract charges earned	$165,845	$163,470	$491,850	$489,722
Net investment income	62,458	57,806	181,399	172,231
Net realized investment gains (losses)	11,410	(45,270)	21,658	(55,742)
Other income	1,817	2,198	6,634	7,506

Total revenues	241,530	178,204	701,541	613,717

Benefits, losses and expenses
Benefits, claims and settlement expenses	122,607	131,214	348,588	360,238
Interest credited	35,326	33,243	103,539	97,898
Policy acquisition expenses amortized	18,164	16,198	60,222	55,973
Operating expenses	34,740	30,665	105,569	98,793
Amortization of intangible assets	-	1,242	223	4,060
Interest expense	3,479	3,402	10,465	10,179

Total benefits, losses and expenses	214,316	215,964	628,606	627,141

Income (loss) before income taxes	27,214	(37,760)	72,935	(13,424)
Income tax expense (benefit)	7,933	(6,952)	21,619	(1,414)

Net income (loss)	$19,281	$(30,808)	$51,316	$(12,010)

Net income (loss) per share
Basic	$0.49	$(0.79)	$1.31	$(0.30)

Diluted	$0.48	$(0.79)	$1.27	$(0.30)

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,180	39,062	39,172	40,074
Diluted	40,640	39,062	40,554	40,074

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	(1,808)	(47,592)	(29,076)	(65,704)
Portion of losses recognized in other comprehensive income	-	-	1,430	-

Net other-than-temporary impairment losses on securities recognized in earnings	(1,808)	(47,592)	(27,646)	(65,704)
Realized gains	13,218	2,322	49,304	9,962

Total	$11,410	$(45,270)	$21,658	$(55,742)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Comprehensive income (loss)
Net income (loss)	$19,281	$(30,808)	$51,316	$(12,010)
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	149,184	(94,593)	232,544	(153,596)
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-

Other comprehensive income (loss)	149,184	(94,593)	232,544	(153,596)

Total	$168,465	$(125,401)	$283,860	$(165,606)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008

Common stock
Beginning balance	$61	$61
Conversion of Director Stock Plan units, 2009, 84,562 shares; 2008, 16,355 shares	-	-
Conversion of restricted stock units, 2009, 38,013 shares; 2008, 3,174 shares	-	-

Ending balance	61	61

Additional paid-in capital
Beginning balance	355,542	353,841
Conversion of Director Stock Plan units and restricted stock units	1,361	369
Share-based compensation expense	880	999

Ending balance	357,783	355,209

Retained earnings
Beginning balance	694,492	698,539
Cumulative effect of adoption of accounting principle, net of taxes	-	-
Net income (loss)	51,316	(12,010)
Cash dividends, 2009, $0.1575 per share; 2008, $0.3150 per share	(6,386)	(12,872)

Ending balance	739,422	673,657

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	(193,587)	(5,838)
Cumulative effect of adoption of accounting principle, net of taxes	-	-
Change in net unrealized gains and losses on fixed maturities and equity securities	232,544	(153,596)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	38,957	(159,434)

Treasury stock, at cost
Beginning balance, 2009, 21,813,196 shares; 2008, 18,614,971 shares	(407,663)	(353,325)
Purchase of 0 shares in 2009; 3,198,225 shares in 2008	-	(54,338)

Ending balance, 2009 and 2008, 21,813,196 shares	(407,663)	(407,663)

Shareholders’ equity at end of period	$728,560	$461,830

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows - operating activities
Premiums collected	$497,305	$498,283
Policyholder benefits paid	(361,696)	(357,966)
Policy acquisition and other operating expenses paid	(161,207)	(164,820)
Federal income taxes paid	(1,292)	(5,909)
Investment income collected	170,658	168,591
Interest expense paid	(7,357)	(6,668)
Contribution to defined benefit pension plan trust	(2,700)	-
Other	591	2,087

Net cash provided by operating activities	134,302	133,598

Cash flows - investing activities
Fixed maturities
Purchases	(1,654,405)	(762,498)
Sales	1,337,950	484,737
Maturities, paydowns, calls and redemptions	263,236	288,346
Net cash used in short-term and other investments	(153,118)	(136,571)

Net cash used in investing activities	(206,337)	(125,986)

Cash flows - financing activities
Dividends paid to shareholders	(6,386)	(12,872)
Purchase of treasury stock	-	(54,338)
Annuity contracts, variable and fixed
Deposits	268,071	237,768
Benefits and withdrawals	(124,293)	(125,104)
Net transfer to Separate Account (variable annuity) assets	(56,421)	(51,861)
Life policy accounts
Deposits	1,153	1,395
Withdrawals and surrenders	(4,000)	(4,228)
Change in bank overdrafts	1,477	3,808

Net cash provided by (used in) financing activities	79,601	(5,432)

Net increase in cash	7,566	2,180

Cash at beginning of period	9,204	13,209

Cash at end of period	$16,770	$15,389

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009 and 2008

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2009 and 2008. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and (2) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company has evaluated subsequent events through the date these consolidated financial statements were issued, which was November 6, 2009. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

FASB Accounting Standards CodificationTM

Effective July 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 — Generally Accepted Accounting Principles — amendments based on — Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles”. The ASU established FASB Accounting Standards CodificationTM (“Codification” or “ASC”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of this ASU did not have an effect on the results of operations or financial position of the Company.

Subsequent Events

Effective June 30, 2009, the Company adopted guidance related to subsequent events as required by FASB ASC Subtopic 855-10, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Subtopic 855-10 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Fair Value Measurements

Effective April 1, 2009, the Company prospectively adopted guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also for identifying circumstances that indicate a transaction is not orderly as required by FASB ASC paragraph 820-10-65-4. Under this guidance, if there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, little weight, if any, should be placed on that transaction price as an indicator of fair value. The adoption of this guidance did not have a material effect on the results of operations or financial position of the Company.

Note 1 - Basis of Presentation-(Continued)

Recognition and Presentation of Other-Than-Temporary Impairments

Effective April 1, 2009, the Company prospectively adopted guidance related to the recognition and presentation of other-than-temporary impairments as required by FASB ASC paragraph 320-10-65-1. This guidance amends the accounting and reporting for other-than-temporary impairment of debt securities. ASC paragraph 320-10-65-1 requires an other-than-temporary impairment of a debt security be separated into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the total other-than-temporary impairment related to non-credit factors is recognized in other comprehensive income, net of applicable taxes, while the credit related portion is recognized in net income. Other-than-temporary impairments prior to April 1, 2009 were the result of the Company’s intent to sell securities prior to the recovery of fair value or the result of credit losses. Accordingly, the Company’s adoption of this guidance did not require a cumulative-effect adjustment to the opening balance of retained earnings or accumulated other comprehensive income in the period of adoption. See “Note 2 — Investments” for additional disclosures required by this guidance.

Interim Disclosures about Fair Value of Financial Instruments

Effective April 1, 2009, the Company expanded the disclosures about the fair value of financial instruments whenever summarized financial information for interim reporting periods are issued, as required by FASB ASC paragraph 825-10-65-1. See “Note 3 — Fair Value Measurements” for additional disclosures required by this guidance.

Financial Guarantee Insurance Contracts

Effective January 1, 2009, the Company adopted guidance as required by FASB ASC paragraph 944-20-65-1. This guidance applies to financial guarantee insurance and reinsurance contracts, including the recognition and measurement of premium revenue and claim liabilities. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Accounting for Convertible Debt Instruments

Effective January 1, 2009, the Company adopted guidance related to the accounting and reporting of convertible debt required by FASB ASC Subtopic 470-20. This guidance requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this guidance did not have a material effect on the results of operations or financial position of the Company.

Note 1 - Basis of Presentation-(Continued)

Useful Life of Intangible Assets

Effective January 1, 2009, the Company adopted guidance as required by FASB ASC paragraph 350-30-50-2, which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Transfers of Financial Assets and Repurchase Financing Transactions

Effective January 1, 2009, the Company adopted guidance as required by FASB ASC paragraph 860-10-65-1. This guidance presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement unless four conditions are all met. Transactions that meet all four criteria are accounted for separately from repurchase financings. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Recent Accounting Changes

Investment in Entities That Calculate Net Asset Value Per Share

In September 2009, the FASB issued ASU No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share”. ASU No. 2009-12 provides guidance on using net asset value per share (or its equivalent) to estimate the fair value of an alternative investment that does not have a readily determinable fair value. The guidance should be applied on an investment-by-investment basis and applied consistently to the entire position in the investment. The amendments of this ASU are effective for interim and annual periods ending after December 15, 2009, with early application permitted. Management believes the adoption of this ASU will not have a material effect on the results of operations or financial position of the Company.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: (1) the quoted price of the identical liability when traded as an asset; (2) quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with existing fair value measurement and disclosure provisions. The amendments of this ASU are effective for the first reporting period beginning after issuance; for the Company the effective date was October 1, 2009. Management believes the adoption of this ASU will have no effect on the results of operations or financial position of the Company.

Note 1 - Basis of Presentation-(Continued)

Pensions and Other Postretirement Benefit Plan Disclosures

In December 2008, the FASB amended its guidance related to postretirement benefit plan assets included in FASB ASC paragraph 715-20-65-2. For fiscal years ending after December 15, 2009, the guidance requires employers to disclose additional information about investment allocation decisions, major categories of plan assets and fair value techniques and inputs used to measure plan assets. Because the requirements of this guidance relate only to financial statement disclosures, its adoption will have no effect on the results of operations or financial position of the Company.

Note 2 - Investments

Fixed Maturity Securities and Equity Securities

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2009, 94.4% of these securities were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Total Fair Value		September 30, 2009
Rating (1)	September 30, 2009	December 31, 2008	Fair Value (2)	Amortized Cost or Cost
Fixed maturity securities
AAA	32.7%	43.5%	$1,313,572	$1,265,117
AA	14.8	9.4	593,170	574,155
A	25.8	24.1	1,034,594	1,003,337
BBB	21.2	19.1	853,199	834,102
BB	3.3	2.3	130,821	152,354
B	1.9	1.5	75,791	83,318
CCC or lower	0.3	0.1	12,179	12,739
Not rated (3)	-	-	166	118

Total	100.0%	100.0%	$4,013,492	$3,925,240

Equity securities
AAA	9.9%	9.8%	$6,014	$6,000
AA	-	1.0	-	-
A	28.9	54.5	17,493	20,064
BBB	43.2	27.9	26,160	29,853
BB	4.0	2.9	2,388	2,813
B	11.1	-	6,754	4,945
CCC or lower	0.7	0.2	414	233
Not rated (4)	2.2	3.7	1,362	867

Total	100.0%	100.0%	$60,585	$64,775

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

(3)

This category includes $81 (fair value) of private placement securities not rated by either S&P or Moody’s. The National Association of Insurance Commissioners (“NAIC”) has rated 62.4% of these private placement securities as investment grade. The remaining $85 (fair value) of securities in this category were (1) securities obtained in partial settlement of a default that occurred in 2002 and (2) a small municipal bond issue and these securities are not rated by S&P, Moody’s or the NAIC.

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

	Percent of Total Fair Value		September 30, 2009
	September 30, 2009	December 31, 2008	Fair Value	Amortized Cost

Due in 1 year or less	4.5%	7.1%	$180,124	$176,163
Due after 1 year through 5 years	20.9	30.0	840,200	821,725
Due after 5 years through 10 years	31.9	30.7	1,275,775	1,247,722
Due after 10 years through 20 years	14.8	10.6	595,907	582,804
Due after 20 years	27.9	21.6	1,121,486	1,096,826

Total	100.0%	100.0%	$4,013,492	$3,925,240

The average option adjusted duration for the Company’s fixed maturity securities was 6.7 years at September 30, 2009 and 5.9 years at December 31, 2008. The increase in duration was primarily driven by a reduction in mortgage-backed securities, which have a shorter duration, as the Company completed an opportunistic capital gains program during the first nine months of 2009.

Proceeds from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Periods Ended September 30, 2009
	Three Months	Nine Months

Proceeds	$268,369	$1,337,950
Gross gains realized	12,728	48,486
Gross losses realized	(505)	(6,342)

Note 2 - Investments-(Continued)

Other-Than-Temporary Impairments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the debt security, or if it is more likely than not the Company will be required to sell the debt security before the anticipated recovery in fair value or if management does not expect to recover the entire cost basis of the debt security, an other-than-temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for the recovery of cost within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value, this security will be reviewed for an other-than-temporary impairment. Also as a general rule, if the fair value of an equity security has declined below cost, this security will be reviewed for an other-than-temporary impairment including an assessment of whether recovery in fair value is likely to occur within a reasonable period of time. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to cost relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for debt securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in fair value or maturity; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, (7) the cash flows of the issuer or the underlying cash flows for asset-backed securities and (8) a near-term recovery period for equity securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for credit related losses associated with impaired debt securities. The amount of the total other-than-temporary impairment related to other factors for debt securities is recognized in other comprehensive income, net of applicable taxes. For securities that are other-than-temporarily impaired, a discussion of the valuation of the credit loss portion of the other-than-temporarily impaired security recognized in earnings is provided, as applicable, in the respective section of this note to financial statements.

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

Mortgage-Backed Securities Not Issued By the U.S. Government and Federally Sponsored Agencies

The Company evaluates its mortgage-backed securities for other-than-temporary impairment using multiple inputs. Factors which influence the probability of default are debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, property or residency type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, cost of capital rates, and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the residential or commercial mortgage-backed security held by the Company.

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

Note 2 - Investments-(Continued)

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporarily impaired losses on debt securities held as of September 30, 2009 that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security prior to recovery of the amortized cost basis, for which a portion of the other-than-temporary impaired loss was recognized in other comprehensive income:

	Periods Ended
	September 30, 2009
	Three Months	Six (2) Months
Cumulative credit loss (1)
Beginning of period	$3,355	$-
New credit losses	-	3,355

End of period	$3,355	$3,355

(1)

The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost.

(2)	Effective April 1, 2009, the Company prospectively adopted the accounting guidance in FASB ASC paragraph 320-10-65-1.

For the nine months ended September 30, 2009, the Company’s net realized investment gains of $21,658 included $49,304 of realized gains on security sales and calls partially offset by other-than-temporary impairment losses on securities recognized in earnings of $27,646. These impairment losses were comprised of $21,100 of impairment write-downs and $6,546 of realized impairment losses on securities that were disposed of during the first, second and third quarters of 2009.

In the third quarter of 2009, pretax net realized investment gains of $11,410 included (1) $1,290 of impairment write-downs attributable to three issuers and (2) $518 of realized losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $13,218 of realized gains on other security disposals.

In the second quarter of 2009, pretax net realized investment gains were $11,095, which included (1) $3,355 of credit related impairment write-downs, primarily related to a collateralized debt obligation security, (2) $597 of impairment write-downs on equity securities and securities the Company intended to sell, and (3) $4,134 of realized losses on securities that were disposed of during the quarter, primarily financial institution and telecommunications sector securities. The impairment amounts were largely offset by $6,099 of realized gains on previously impaired securities that were disposed of during the quarter, primarily financial sector securities. In addition, the second quarter reflected $13,082 of realized gains on other security disposals.

In the first quarter of 2009, pretax net realized investment losses were $847, including $15,857 of impairment charges. These charges were comprised of $13,450 of impairment write-downs, primarily below investment grade perpetual preferred stocks, and $2,407 of impairments on securities that the Company no longer intended to hold until the value fully recovers, primarily high-yield bonds. In addition, the Company recorded $1,895 of realized losses on securities that were disposed of during the quarter, primarily high-yield investments. These losses were largely offset by $16,905 of realized gains on security disposals.

Note 2 - Investments-(Continued)

Gross Unrealized Gains and Losses for Fixed Maturities and Equity Securities

The amortized cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of September 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
As of September 30, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$451,222	$23,993	$114	$475,101
Other	284,591	3,217	1,207	286,601
Municipal bonds	842,706	57,903	1,850	898,759
Foreign government bonds	23,980	3,182	119	27,043
Corporate bonds	1,801,612	113,222	39,020	1,875,814
Other mortgage-backed securities	521,129	14,865	85,820	450,174	$(732)

Totals	$3,925,240	$216,382	$128,130	$4,013,492	$(732)

Equity securities	$64,775	$3,068	$7,258	$60,585

As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$828,907	$20,886	$347	$849,446
Other	134,161	4,933	83	139,011
Municipal bonds	507,466	8,591	22,717	493,340
Foreign government bonds	14,380	716	188	14,908
Corporate bonds	1,830,684	22,890	218,616	1,634,958
Other mortgage-backed securities	472,259	9,794	128,455	353,598

Totals	$3,787,857	$67,810	$370,406	$3,485,261

Equity securities	$86,184	$595	$25,210	$61,569

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $306,948 and $494,604; Federal Home Loan Mortgage Association (“FHLMA”) of $336,574 and $390,217; and Government National Mortgage Association (“GNMA”) of $43,377 and $35,778 as of September 30, 2009 and December 31, 2008, respectively.

(2)	Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under FASB ASC paragraph 320-10-65-1.

The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the valuation impact on deferred policy acquisition costs:

	Periods Ended September 30, 2009
	Three Months	Nine Months
Net unrealized investment gains (losses), net of tax
Beginning of period	$(111,375)	$(212,687)
Effect of change in accounting principles	-	-
Change in unrealized investment gains (losses)	173,433	281,406
Reclassification of realized investment (gains) losses to net income	(7,417)	(14,078)

End of period	$54,641	$54,641

Note 2 - Investments-(Continued)

At September 30, 2009, the gross unrealized loss position in the fixed maturity and equity securities portfolio was $135,388 (3.3% of total fixed maturity and equity securities fair value and 416 positions). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at September 30, 2009 and December 31, 2008, respectively. While the credit markets and credit spreads continued to improve across virtually all asset classes in the third quarter of 2009 resulting in significant improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2009 — which was driven largely by spread widening, market illiquidity and changes in interest rates — as temporary, expects recovery in fair value in a reasonable period of time and anticipates continued payments under the contractual terms of the securities. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no other-than-temporary impairment of these securities was recorded at September 30, 2009.

	12 months or less		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$2,238	$46	$2,483	$68	$4,721	$114
Other	96,768	1,207	-	-	96,768	1,207
Municipal bonds	6,310	136	52,846	1,714	59,156	1,850
Foreign government bonds	3,777	119	-	-	3,777	119
Corporate bonds	36,122	3,233	366,833	35,787	402,955	39,020
Other mortgage-backed securities	65,222	6,959	173,462	78,861	238,684	85,820

Totals	$210,437	$11,700	$595,624	$116,430	$806,061	$128,130

Equity securities	$5,634	$1,259	$30,389	$5,999	$36,023	$7,258

As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$37,982	$212	$6,780	$135	$44,762	$347
Other	2,317	83	-	-	2,317	83
Municipal bonds	165,004	9,140	101,890	13,577	266,894	22,717
Foreign government bonds	3,996	188	-	-	3,996	188
Corporate bonds	739,703	115,299	456,149	103,317	1,195,852	218,616
Other mortgage-backed securities	167,567	58,340	70,776	70,115	238,343	128,455

Totals	$1,116,569	$183,262	$635,595	$187,144	$1,752,164	$370,406

Equity securities	$22,880	$9,263	$23,250	$15,947	$46,130	$25,210

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value Measurements

The Company is required under GAAP to disclose estimated fair values for certain financial and non-financial assets and liabilities. Fair values of the Company’s insurance contracts other than annuity contracts are not required to be disclosed. However, the estimated fair values of liabilities under all insurance contracts are taken into consideration in the Company’s overall management of interest rate risk through the matching of investment maturities with amounts due under insurance contracts. Effective January 1, 2008, the Company adopted the prescribed framework for measuring fair value in accordance with GAAP; however, the effective date for applying the framework to nonfinancial assets and nonfinancial liabilities that are not presented at fair value in the consolidated financial statements on a recurring basis was deferred for one year. Effective January 1, 2009, the Company adopted the fair value disclosure requirements for these nonfinancial assets and nonfinancial liabilities.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company categorizes its financial and non-financial assets and liabilities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The three levels of inputs that may be used to measure fair value are:

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

Note 3 - Fair Value Measurements-(Continued)

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

Note 3 - Fair Value Measurements-(Continued)

Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 93% of the portfolio was priced through pricing services or index priced as of September 30, 2009. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first nine months of 2009.

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

Note 3 - Fair Value Measurements-(Continued)

Separate Account Assets

Separate Account assets are carried at fair value and represent variable annuity contractholder funds invested in various mutual funds. Fair values of these assets are based on public quotations. Investment performance related to Separate Account assets is fully offset by corresponding amounts credited to contractholders with the liability reflected within Separate Account liabilities. Separate Account liabilities are equal to the estimated fair value of Separate Account assets, as prescribed by FASB ASC Subtopic 944-80.

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

Note 3 - Fair Value Measurements-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2009. At September 30, 2009, Level 3 invested assets comprised approximately 0.4% of the Company’s total investment portfolio fair value.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using (1)
			Level 1	Level 2	Level 3
September 30, 2009
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$475,101	$475,101	$-	$475,101	$-
Other	286,601	286,601	13,711	272,890	-
Municipal bonds	898,758	898,758	-	898,758	-
Foreign government bonds	27,043	27,043	-	27,043	-
Corporate bonds	1,875,815	1,875,815	42,950	1,832,865	-
Other mortgage-backed securities	450,174	450,174	-	432,226	17,948

Totals	4,013,492	4,013,492	56,661	3,938,883	17,948
Equity securities	60,585	60,585	30,591	29,773	221
Short-term and other investments (2)	516,752	503,501	402,801	-	-

Total investments	4,590,829	4,577,578	490,053	3,968,656	18,169
Separate Account (variable annuity) assets	1,153,726	1,153,726	-	1,153,726	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,792	70,177
Annuity contract liabilities	2,324,643	2,014,423
Other policyholder funds	121,137	121,137
Short-term debt	38,000	38,000
Long-term debt	199,598	195,775

December 31, 2008
Financial Assets
Investments
Fixed maturities (3)	$3,485,261	$3,485,261	$49,101	$3,405,721	$30,439
Equity securities	61,569	61,569	31,675	29,439	455
Short-term and other investments (2)	354,925	358,510	244,579	1,097	-

Total investments	3,901,755	3,905,340	325,355	3,436,257	30,894
Separate Account (variable annuity) assets	965,217	965,217	-	965,217	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	80,250	70,580
Annuity contract liabilities	2,166,518	1,877,400
Other policyholder funds	128,359	128,359
Short-term debt	38,000	38,000
Long-term debt	199,549	189,480

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the consolidated balance sheets.
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

Note 3 - Fair Value Measurements-(Continued)

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis for the three and nine month periods ended September 30, 2009.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, July 1, 2009	$20,727	$455	$21,182
Total net gains (losses) (realized and unrealized)	1,889	(234)	1,655
Paydowns and maturities	(760)	-	(760)
Purchases, sales, issuances and settlements	(1,290)	-	(1,290)
Transfers in (out) of Level 3 (1)	(2,618)	-	(2,618)

Ending balance, September 30, 2009	$17,948	$221	$18,169

Beginning balance, January 1, 2009	$30,439	$455	$30,894
Total net gains (losses) (realized and unrealized)	(6,243)	(234)	(6,477)
Paydowns and maturities	(2,240)	-	(2,240)
Purchases, sales, issuances and settlements	(5,189)	-	(5,189)
Transfers in (out) of Level 3 (1)	1,181	-	1,181

Ending balance, September 30, 2009	$17,948	$221	$18,169

(1)

Transfers into and out of Level 3 during the periods ended September 30, 2009 were attributable to a change in the availability of observable market information for individual fixed maturity securities.

For the period January 1, 2009 to September 30, 2009, there were no realized gains or losses, attributable to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held at September 30, 2009.

Note 4 - Debt

Indebtedness outstanding was as follows:

Short-term debt:	September 30,	December 31,
	2009	2008
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $152 and $172 (6.1% imputed rate)	74,848	74,828
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $250 and $279 (6.9% imputed rate)	124,750	124,721

Total	$237,598	$237,549

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

The following table summarizes the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2009 and 2008.

	Defined Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic pension expense:
Service cost	$-	$-	$-	$-
Interest (benefit) cost	(328)	960	3,616	1,558
Expected return on plan assets	383	(1,114)	(4,216)	(1,807)
Recognized net actuarial (gain) loss	(67)	524	735	850
Settlement (gain) loss	(130)	219	1,436	355

Net periodic pension (gain) expense	$(142)	$589	$1,571	$956

	Supplemental Defined Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic pension expense:
Service cost	$(16)	$(11)	$(41)	$(31)
Interest cost	319	214	828	640
Expected return on plan assets	-	-	-	-
Recognized net actuarial loss	83	132	214	397
Settlement loss	-	-	-	-

Net periodic pension expense	$386	$335	$1,001	$1,006

There is no minimum funding requirement for the Company’s defined benefit pension plan in 2009. In July 2009, the Company contributed $2,700 to the defined benefit plan, the total amount which it expects to contribute in 2009. The Company expects to contribute approximately $1,300 to the supplemental defined benefit plans in 2009, of which $1,010 was contributed during the nine months ended September 30, 2009. At the time of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expected to contribute approximately $5,400 and $1,100 to the defined benefit plan and supplemental defined benefit plans, respectively, in 2009.

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to retired employees, who meet the plan’s eligibility requirements, and their eligible dependents. As described in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, effective January 1, 2007, the Company eliminated the previous health care benefits for retirees 65 years of age and over and established a defined contribution plan with a Health Reimbursement Account (“HRA”) for each eligible retired participant. Funding of HRA accounts was $500 and $740 for the nine months ended September 30, 2009 and 2008, respectively.

The following table summarizes the components of the net periodic benefit gain for postretirement benefits other than pension for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic gain:
Service cost	$-	$1	$-	$3
Interest cost	10	38	30	111
Amortization of prior service cost	(72)	(508)	(216)	(1,523)
Recognized net actuarial gain	(25)	(107)	(76)	(319)

Net periodic benefit gain	$(87)	$(576)	$(262)	$(1,728)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expects to contribute approximately $700 to the defined benefit postretirement benefit plans other than pensions in 2009, of which $546 was contributed during the nine months ended September 30, 2009.

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

	Gross Amount	Ceded	Assumed	Net
Three months ended September 30, 2009

Premiums written and contract deposits	$279,227	$8,411	$934	$271,750
Premiums and contract charges earned	173,277	8,420	988	165,845
Benefits, claims and settlement expenses	124,840	3,073	840	122,607

Three months ended September 30, 2008

Premiums written and contract deposits	$258,666	$8,177	$931	$251,420
Premiums and contract charges earned	170,671	8,174	973	163,470
Benefits, claims and settlement expenses	132,347	2,360	1,227	131,214

Nine months ended September 30, 2009

Premiums written and contract deposits	$780,352	$25,536	$2,930	$757,746
Premiums and contract charges earned	515,342	26,524	3,032	491,850
Benefits, claims and settlement expenses	353,986	8,115	2,717	348,588

Nine months ended September 30, 2008

Premiums written and contract deposits	$742,604	$23,695	$2,100	$721,009
Premiums and contract charges earned	512,464	24,964	2,222	489,722
Benefits, claims and settlement expenses	367,832	9,507	1,913	360,238

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Insurance premiums and contract charges earned
Property and casualty	$137,537	$134,577	$408,384	$402,036
Annuity	3,718	4,240	10,271	13,843
Life	24,590	24,653	73,195	73,843

Total	$165,845	$163,470	$491,850	$489,722

Net investment income
Property and casualty	$8,828	$8,741	$25,638	$27,025
Annuity	37,773	34,415	109,572	101,528
Life	16,117	14,914	46,971	44,448
Corporate and other	4	5	14	41
Intersegment eliminations	(264)	(269)	(796)	(811)

Total	$62,458	$57,806	$181,399	$172,231

Net income (loss)
Property and casualty	$3,789	$(1,252)	$19,766	$13,634
Annuity	7,258	6,231	14,819	14,377
Life	4,541	4,411	12,946	12,162
Corporate and other	3,693	(40,198)	3,785	(52,183)

Total	$19,281	$(30,808)	$51,316	$(12,010)

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$-	$919	$-	$3,083
Life	-	323	223	977

Total	$-	$1,242	$223	$4,060

	September 30, 2009	December 31, 2008
Assets
Property and casualty	$929,941	$867,590
Annuity	4,000,548	3,509,119
Life	1,262,939	1,035,739
Corporate and other	129,779	133,172
Intersegment eliminations	(31,108)	(37,902)

Total	$6,292,099	$5,507,718

Note 8 - Contingencies

In August 2009, the State of North Carolina adopted legislation that creates uncertainty about the ownership status of the accumulated surplus of the North Carolina Beach Plan (the “Plan”), hereafter to be known as the North Carolina Coastal Property Pool. The legislation provides that the accumulated surplus held shall be retained from year to year and members shall not be entitled to distributions of any portion of the surplus. The legislation also caps future assessments that may be levied against insurers. Negotiations are on-going concerning the ownership and disposition of the existing accumulated surplus. Additional legislation, administrative remedies, and potential litigation are under consideration. The Company’s equity interest in the accumulated surplus of the Plan at September 30, 2009 was approximately $5 million and is included in Other Assets in the Consolidated Balance Sheets.

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

•	Changes in federal and state tax laws, including changes in elements of taxation, and changes resulting from tax audits affecting corporate tax rates.
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

For the three months ended September 30, 2009, the Company’s net income of $19.3 million increased $50.1 million compared to the prior year’s net loss. After-tax net realized investment gains and losses improved by $44.9 million between periods. The Company’s property and casualty combined ratio of 104.1% for the third quarter of 2009 was 5.6 percentage points less than the same period in 2008. Catastrophe costs decreased $15.6 million after tax, representing 18.0 percentage points on the combined ratio. This included the absence of hurricanes; however, non-hurricane catastrophe costs were well above normal levels during the current period. The third quarter 2009 combined ratio reflected about 3 percentage points due to the re-estimation and strengthening of 2009 accident year reserves. The remainder of the unfavorable prior year combined ratio variance in part reflected an increase in large property losses, primarily sinkhole claims in Florida. In addition, for the automobile line the adverse prior year variance was in large part due to the extremely favorable loss experience in the third quarter of 2008, which reflected the impact of higher gas prices on miles driven. Year to date, the current accident year automobile loss ratio was only slightly above prior year and was consistent with management’s expectations. Annuity segment net income increased $1.0 million compared to the third quarter of 2008, as current period improvements in the interest margin and the positive three month impact of the financial market performance on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the decrease in variable annuity contract charges earned. Life segment net income was comparable to a year earlier.

For the nine months ended September 30, 2009, the Company’s net income of $51.3 million represented an increase of $63.3 million compared to the net loss recorded in the first nine months of 2008. After-tax net realized investment gains and losses improved by $58.2 million between periods. The current period included transition costs of approximately $3.4 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, nearly all of which were incurred in the first quarter. Catastrophe costs decreased $20.9 million after tax. The increase in non-hurricane catastrophe costs experienced in the third quarter of 2009 was a continuation of the higher-than-average levels experienced in the first six months of the year. The current period increase in large property losses, primarily sinkhole claims in Florida, and automobile favorable loss experience in 2008 described above were also factors impacting comparisons of net income for the nine months. In addition, compared to the first nine months of 2008, net income in the current period decreased by $2.0 million due to a modest decrease in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.9% for the first nine months of 2009 compared to 103.3% for the same period in 2008. Annuity segment net income increased $0.4 million compared to the first nine months of 2008, as current year improvements in the interest margin and the favorable impact of the financial markets on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the adverse impact of the financial markets on the level of contract charges earned year to date. Life segment net income increased $0.7 million compared to a year earlier, reflecting growth in investment income partially offset by an increase in mortality costs.

Premiums written and contract deposits increased 8% and 5%, compared to the three and nine months ended September 30, 2008, respectively, primarily reflecting an increase in annuity single premium and rollover deposit receipts in the current periods. New automobile sales units for the current period were 5% less than the first nine months of 2008, although average agent true new automobile sales productivity increased compared to a year earlier. The automobile new business decrease was offset by favorable policy retention and growth in average premium per policy. Life segment insurance premiums and contract deposits decreased slightly compared to the prior year.

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

Fair Value Measurements

The Company adopted, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The levels of the fair value hierarchy are as follows:

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

At September 30, 2009, Level 3 invested assets comprised approximately 0.4% of the Company’s total investment portfolio fair value. For additional detail, see “Notes to Consolidated Financial Statements — Note 3 — Fair Value Measurements”.

Valuation of Significant Investments

Fair values for the Company’s fixed maturity securities are based on prices provided by its investment managers and its custodian bank. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 93% of the portfolio was priced through pricing services or index priced as of September 30, 2009. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first nine months of 2009.

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

Other-Than-Temporary Impairment of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the debt security, or if it is more likely than not the Company will be required to sell the debt security before the anticipated recovery in fair value or if management does not expect to recover the entire cost basis of the debt security, an other-than-temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for the recovery of cost within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. As a general rule, if the fair value of a debt security has fallen below 80% of book value, this security will be reviewed for an other-than-temporary impairment. Also as a general rule, if the fair value of an equity security has declined below cost, this security will be reviewed for an other-than-temporary impairment including an assessment of whether recovery in fair value is likely to occur within a reasonable period of time. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, whether or not such security has been trading above an 80% fair value to cost relationship, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for debt securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in fair value or maturity; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, (7) the cash flows of the issuer or the underlying cash flows for asset-backed securities and (8) a near-term recovery period for equity securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for credit related losses associated with impaired debt securities. The amount of the total other-than-temporary impairment related to other factors for debt securities is recognized in other comprehensive income, net of applicable taxes.

With respect to fixed income securities involving securitized financial assets — primarily asset backed and commercial mortgage-backed securities in the Company’s portfolio — all fair values are determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

Goodwill

FASB ASC Topic 350, “Intangibles — Goodwill and Other”, requires that goodwill balances be reviewed for impairment at least annually or more frequently if events occur or circumstances change that would indicate that a triggering event, as defined in FASB ASC Topic 350, has occurred. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments.

The goodwill impairment test follows a two-step process as defined in FASB ASC Topic 350. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations and financial position.

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

There were no events or material changes in circumstances during the nine months ended September 30, 2009 that indicated that a triggering event had occurred. While the financial markets showed improvement during the second and third quarters of 2009, if adverse market conditions persist in the future, in particular if the Company’s share price remains below book value per share, or if the Company’s actions to limit risk associated with its products or investments causes a significant change in any one reporting unit’s fair value, subsequent reviews of goodwill could result in an impairment.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on separate accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At September 30, 2009, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

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

Deferred Taxes

Deferred tax assets and liabilities represent the tax effect of the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. In accordance with FASB ASC Topic 740, “Income Taxes”, the Company evaluates deferred tax assets periodically to determine if they are realizable. Factors in the determination include the performance of the business including the ability to generate capital gains from a variety of sources and tax planning strategies. If, based on available information, it is more likely than not that the deferred income tax asset will not be realized, then a valuation allowance must be established with a corresponding charge to net income. Charges to establish a valuation allowance could have a material adverse effect on the Company’s results of operations and financial position.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of September 30, 2009. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	September 30, 2009			December 31, 2008
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$75.5	$131.0	$206.5	$70.3	$129.5	$199.8
Automobile other	4.2	2.1	6.3	6.1	1.6	7.7
Homeowners	14.4	51.4	65.8	15.1	46.6	61.7
All other	3.6	21.7	25.3	3.9	24.7	28.6

Total	$97.7	$206.2	$303.9	$95.4	$202.4	$297.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At September 30, 2009, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the nine months ended September 30, 2009 by approximately $5.4 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2006 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2009	2008	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$414.2	$407.4	1.7%	$6.8
Involuntary and other property & casualty	2.5	1.4	78.6%	1.1

Total property & casualty	416.7	408.8	1.9%	7.9
Annuity deposits	268.1	237.8	12.7%	30.3
Life	72.9	74.4	-2.0%	(1.5)

Total	$757.7	$721.0	5.1%	$36.7

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2009	2008	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$406.8	$401.7	1.3%	$5.1
Involuntary and other property & casualty	1.6	0.3	N.M.	1.3

Total property & casualty	408.4	402.0	1.6%	6.4
Annuity	10.2	13.8	-26.1%	(3.6)
Life	73.2	73.9	-0.9%	(0.7)

Total	$491.8	$489.7	0.4%	$2.1

N.M. – Not meaningful.

For the three and nine months ended September 30, 2009, the Company’s premiums written and contract deposits increased 8.1% and 5.1%, respectively, compared to the prior year, primarily reflecting increases in annuity single premium and rollover deposit receipts in the current periods. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s dedicated agency force totaled 694 at September 30, 2009, reflecting an increase of 0.6% compared to 690 agents at September 30, 2008 and an increase of 3.6% compared to 670 at December 31, 2008. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At September 30, 2009, there were 519 licensed producers, compared to 360 at September 30, 2008 and 394 at December 31, 2008. Including these licensed producers, the Company’s total points of distribution increased to 1,213 at September 30, 2009, a growth of 15.5% compared to 12 months earlier. At the time of this Quarterly Report on Form 10-Q, management anticipates that over the next several quarters the agent count will increase modestly during the Company’s continued transition to its Agency Business Model and Exclusive Agent agreement, with a further increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new models.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on the foundation of the Agency Business Model, in the fourth quarter of 2008 the Company introduced its Exclusive Agent agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. By January 1, 2009, the first 71 individuals migrated from being employee agents to functioning as independent Exclusive Agents. By September 30, 2009, 208 individuals were appointed as Exclusive Agents, including both individuals migrating from employee agent status and individuals newly appointed to market the Company’s products. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the overall decreases in automobile and home sales. For the first nine months of 2009, total new automobile sales units were 5.5% less than the prior year, including a 3.7% decrease in true new automobile sales units. New homeowners sales units decreased 3.9% compared to the first nine months of 2008. Annuity new business increased 37.8% compared to the first nine months of 2008, reflecting new business growth in the Company’s core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) of 38.5% coupled with a 37.7% increase in single premium and rollover deposits, including both Horace Mann and partner company products. Growth in annuity new business has been supported by the Company’s approved 403(b) payroll reduction capabilities. The Company has payroll slots in approximately one-third of the 15,500 public school districts in the United States. Sales of new life insurance products have been adversely impacted by current economic conditions industry wide. In spite of these conditions, the Company’s introduction of a new educator-focused portfolio of term and whole life products in the third quarter of 2009 led to a 1.5% increase in life new business for the nine months compared to year-to-date 2008. For the first nine months of 2009, total new business sales increased 26.4% compared to a year earlier. In total, dedicated agent sales for the first nine months of 2009 increased 13.6% compared to the prior year. Average overall productivity per agent increased compared to the first nine months of 2008, reflecting slight improvements in all lines of business. Average agent productivity is measured as new sales premiums or new business units from the dedicated agent force per the average number of dedicated agents for the period.

Total voluntary automobile and homeowners premium written increased 1.7%, or $6.8 million, in the first nine months of 2009, including a $2.0 million increase in catastrophe reinsurance premiums for 2009. The automobile and homeowners average written premium per policy each increased compared to the prior year, with the change in average premium for both lines moderated by the improved quality of the books of business. For the first nine months of 2009, approved rate increases for the Company’s automobile and homeowners business were minimal, but slightly more than rate actions in the prior year. At September 30, 2009, there were 529,000 voluntary automobile and 261,000 homeowners policies in force, for a total of 790,000 policies, compared to a total of 798,000 policies at both December 31, 2008 and September 30, 2008.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.7% at September 30, 2009 compared to 91.5% at September 30, 2008. The property 12-month new and renewal policy retention rate was 89.5% at September, 2009 compared to 88.7% a year earlier.

Voluntary automobile premium written increased 1.5% ($4.1 million) compared to the first nine months of 2008. This premium growth was driven by a modest increase in average written premium per policy. Average earned premium per policy also increased modestly. Automobile policies in force at September 30, 2009 decreased 6,000 compared to both December 31, 2008 and September 30, 2008. The number of educator policies increased throughout the periods.

Voluntary homeowners premium written increased 2.0% ($2.7 million) compared to the first nine months of 2008 including the higher amount of catastrophe reinsurance premiums noted above. Homeowners average written and earned premium per policy each increased 4% compared to a year earlier. Homeowners policies in force at September 30, 2009 decreased 2,000 compared to both December 31, 2008 and a year earlier, as growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor marketing alliances.

During the first nine months of 2009, ongoing and recurring proceedings occurred in North Carolina challenging private passenger automobile rates. Notification received by the Company indicates that the proceedings are complete, resulting in a rate increase for the Company that is slightly lower than the rate the Company submitted. For the nine months ended September 30, 2009, the Company escrowed $0.4 million of premiums received related to these proceedings which will be refunded to policyholders.

Annuity deposits received increased 12.7% for the nine months ended September 30, 2009 compared to the same period in 2008. In the first nine months of 2009, scheduled annuity deposits decreased 4.7% compared to the prior year while single premium and rollover deposits increased 44.3%. In the first nine months of 2009, new deposits to variable accounts decreased 19.6%, or $20.1 million, and new deposits to fixed accounts increased 37.3%, or $50.4 million, compared to the prior year. Management continues to see benefits of becoming a stronger presence in the educator annuity market subsequent to the implementation of new Internal Revenue Service Section 403(b) regulations, effective January 1, 2009. Also, management believes that educators view the Company as having a recognized brand and providing personalized advice through agents with a local presence, leading to new business growth and strong annuity business persistency. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 826 authorized agents at September 30, 2009. During the first nine months of 2009, this channel generated $42.6 million in annualized new annuity sales for the Company compared to $15.5 million for the first nine months of 2008, reflecting increases in single and rollover deposit business as well as scheduled deposit business.

Total annuity accumulated cash value of $3.6 billion at September 30, 2009 increased 1.8% compared to a year earlier, as the increase from new deposits received and favorable retention were partially offset by unfavorable financial market performance over the 12 months. At September 30, 2009, the number of annuity contracts outstanding of 177,000 increased 3.5%, or 6,000 contracts, compared to December 31, 2008 and increased 5.4%, or 9,000 contracts, compared to September 30, 2008.

Variable annuity accumulated balances were 8.9% lower at September 30, 2009 than at September 30, 2008, primarily reflecting financial market performance — which improved somewhat during the second and third quarters of 2009 — and accordingly, annuity segment contract charges earned decreased 26.1%, or $3.6 million, compared to the first nine months of 2008.

Life segment premiums and contract deposits decreased 2.0% compared to the first nine months of 2008. The ordinary life insurance in force lapse ratio was 5.5% for both the 12 months ended September 30, 2009 and the 12 months ended September 30, 2008.

Net Investment Income

For the three months ended September 30, 2009, pretax investment income of $62.5 million increased 8.1%, or $4.7 million, (8.4%, or $3.3 million, after tax) compared to the same period in 2008. Pretax investment income of $181.4 million for the nine months ended September 30, 2009 increased 5.3%, or $9.2 million, (5.2%, or $6.1 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets (excluding securities lending collateral) increased 5.3% over the 12 months ended September 30, 2009. The average pretax yield on the investment portfolio was 5.54% (3.76% after tax) for the first nine months of 2009, compared to a pretax yield of 5.53% (3.76% after tax) a year earlier. In 2009, the Company’s investment portfolio yield has reflected the adverse impact of the elevated level of short-term investments in the portfolio related to the Company’s opportunistic capital gains programs during the first nine months of the year. Management anticipates reinvesting the majority of these funds in intermediate and long term bonds by December 31, 2009.

Net Realized Investment Gains and Losses

Net realized investment gains (pretax) were $11.5 million for the three months ended September 30, 2009 compared to net realized investment losses of $45.2 million in the same period in the prior year. For the nine months, net realized investment gains (pretax) were $21.7 million in 2009 compared to net realized investment losses of $55.7 million in the prior year. The net gains and losses in all periods were realized from recording of impairment charges and ongoing investment portfolio management activity. In addition, the first nine months of 2008 included $1.1 million of litigation proceeds on previously impaired WorldCom, Inc. debt securities, with no similar amounts related to impaired securities received in the current period.

In the third quarter of 2009, pretax net realized investment gains of $11.5 million included (1) $1.3 million of impairment write-downs, attributable to three issuers, and (2) $0.5 million of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $13.3 million of realized gains on other security disposals.

In the second quarter of 2009, pretax net realized investment gains were $11.0 million, which included (1) $3.4 million of credit related impairment write-downs, primarily related to a single collateralized debt obligation security, (2) $0.6 million of impairment write-downs on equity securities and securities the Company intended to sell, and (3) $4.1 million of realized losses on securities that were disposed of during the quarter, primarily financial institution and telecommunications sector securities. The impairment amounts were largely offset by $6.1 million of realized gains on previously impaired securities that were disposed of during the quarter, primarily financial sector securities. In addition, the second quarter reflected $13.0 million of realized gains on other security disposals.

In the first quarter of 2009, pretax net realized investment losses were $0.8 million, including $15.8 million of impairment charges. These charges were comprised of $13.4 million of impairment write-downs, primarily below investment grade perpetual preferred stocks, and $2.4 million of impairments on securities that the Company no longer intended to hold until the value fully recovered, primarily high-yield bonds. In addition, the Company recorded $1.9 million of realized losses on securities that were disposed of during the quarter, primarily high-yield investments. These losses were largely offset by $16.9 million of realized gains on security disposals.

The third quarter 2008 write-downs of $33.4 million included approximately $23.7 million related to fixed maturity security and preferred stock impairments for which the issuer’s ability to pay future interest and principal based upon contractual terms was compromised — namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and American International Group, Inc. The remaining amount of write-downs — primarily of financial institution securities and high yield bonds — was primarily attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value. In addition, net realized losses in the third quarter of 2008 included $14.2 million of realized impairment losses primarily on financial institution securities that were disposed of during the quarter.

The second quarter 2008 write-downs of $11.2 million were primarily related to 2 collateralized debt obligation securities and 5 equity securities, including 4 financial industry preferred stock issues. In addition, net realized losses in the second quarter of 2008 included $0.3 million of realized impairment losses on securities that were disposed of during the period.

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

There were securities priced below 80% of book value at September 30, 2009 that were not impaired. While the credit markets and credit spreads continued to improve across virtually all asset classes in the third quarter of 2009 resulting in significant improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows. Management views the decrease in value of all of these securities as temporary. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of September 30, 2009 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2008, credit spreads improved across virtually all asset classes in 2009, with the Company’s investment grade corporate bond portfolio showing the most significant improvement in net unrealized gains. Some of the more highly stressed asset classes also showed improvement during 2009, including the Company’s commercial mortgage-backed securities portfolio and its financial institution bond and preferred stock holdings. However, the persisting uncertainty and resultant volatility in the financial markets continued to have an adverse effect on the fair value of investments. The Company’s commercial mortgage-backed securities continue to be the most impacted.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Utilities	48	$301.3	$280.8	$20.5
Banking and Finance	47	279.6	278.2	1.4
Energy	43	224.6	210.1	14.5
Health Care	36	141.3	133.2	8.1
Insurance	25	119.1	120.5	(1.4)
Telecommunications	22	110.9	103.4	7.5
Broadcasting and Media	14	65.4	62.6	2.8
Transportation	15	62.3	60.9	1.4
Metal and Mining	13	61.5	63.8	(2.3)
Natural Gas	12	57.3	54.2	3.1
All Other Corporates (1)	141	452.5	433.9	18.6

Total corporate bonds	416	1,875.8	1,801.6	74.2
Mortgage-backed securities
U.S. government and federally sponsored agencies	325	475.1	451.2	23.9
Commercial	127	258.6	330.3	(71.7)
Other	17	18.4	18.3	0.1
Municipal bonds	260	898.8	842.7	56.1
Government bonds
U.S.	6	286.6	284.6	2.0
Foreign	6	27.0	24.0	3.0
Collateralized debt obligations (2)	8	10.2	13.5	(3.3)
Asset-backed securities	54	163.0	159.0	4.0

Total fixed maturity securities	1,219	$4,013.5	$3,925.2	$88.3

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	19	$40.7	$44.6	$(3.9)
Insurance	8	7.1	7.9	(0.8)
Real Estate	5	5.8	5.8	*
Utilities	4	4.8	5.0	(0.2)
Energy	1	0.6	0.6	*
U.S. federally sponsored agencies	2	0.2	*	0.2
Common stocks
Cable	3	1.2	0.9	0.3
Technology and other	2	0.2	*	0.2

Total equity securities	44	$60.6	$64.8	$(4.2)

Total	1,263	$4,074.1	$3,990.0	$84.1

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Food and beverage, technology, miscellaneous, industrial, real estate and retail represented $263.5 million of fair value at September 30, 2009, with the remaining 13 classifications each representing less than $33 million.

(2)

Based on fair value, 60.8% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2009.

At September 30, 2009, the Company’s diversified fixed maturity securities portfolio consisted of 1,480 investment positions, issued by 1,219 entities, and totaled approximately $4.0 billion in fair value. This portfolio was 94.5% investment grade, based on fair value, with an average quality rating of A+.

At September 30, 2009, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had three subprime securities with a fair value of $2.2 million and an unrealized loss of $0.5 million at September 30, 2009. The “Alt-A” mortgage loan exposure was comprised of four securities with a total fair value of approximately $2.0 million, of which $0.5 million was vintage year 2004 and prior, with an unrealized loss of approximately $0.4 million at September 30, 2009.

At September 30, 2009, the Company had $258.6 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with a net unrealized loss of $71.7 million. CMBS spreads remained wide as of September 30, 2009, particularly for the more recent vintages with lower ratings. The Company’s CMBS portfolio is 96% investment grade, with an overall credit rating of AA, and is well diversified by property type, geography and sponsor. Based on fair value, 21% (16% based on amortized cost) of these holdings are comprised of multi-family housing projects that are directly backed by the Government National Mortgage Association. Another 17% (15% amortized cost) is made up of fully amortizing loans to finance military housing, where rental payments are appropriated by the U.S. government. Approximately 11% (8% amortized cost) of the CMBS portfolio is represented by cell tower revenue and timberland securitizations, which offer further diversification. The traditional conduit fusion portion of the portfolio is 49% (58% amortized cost) of the Company’s CMBS holdings, with 68% (71% amortized cost) of those securities in the more seasoned 1997 through 2005 vintages. Of the remaining 2006 to 2008 vintage loans, approximately 51% (40% amortized cost) are AAA rated.

The table below presents rating and vintage year information for the Company’s CMBS portfolio.

	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Rating
AAA	$129.3	$124.8	$165.5	$133.4
AA	71.9	61.0	74.8	57.4
A	83.2	47.5	89.3	30.4
BBB	20.3	14.3	0.6	0.5
BB and below	25.6	11.0	-	-

Total	$330.3	$258.6	$330.2	$221.7

Vintage
2003 and prior	$21.2	$19.7	$30.1	$25.9
2004	22.7	17.2	23.1	14.5
2005	112.3	65.3	129.6	58.4
2006	62.4	47.3	54.5	32.7
2007	41.5	41.3	28.6	27.0
2008	44.4	42.2	64.3	63.2
2009	25.8	25.6	-	-

Total	$330.3	$258.6	$330.2	$221.7

At September 30, 2009, the Company had $320.3 million fair value in financial institution bonds and preferred stocks with a net unrealized loss of $2.5 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention and credit enhancement programs.

At September 30, 2009, the Company had $898.8 million fair value invested in municipal bonds with a net unrealized gain of $56.1 million. Approximately 70% of the municipal bonds are tax-exempt and 71% are revenue bonds. The overall credit quality of these securities was AA, with approximately 46% of the value insured at September 30, 2009. This represents approximately 9% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at September 30, 2009.

At September 30, 2009, the fixed maturity securities and equity securities portfolio had $135.4 million pretax of gross unrealized losses related to 416 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at September 30, 2009, including the length of time that the securities continuously have been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of September 30, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	16	$59.6	$60.3	$(0.7)
4 through 6 months	10	85.3	87.5	(2.2)
7 through 9 months	13	28.6	32.2	(3.6)
10 through 12 months	15	28.6	32.1	(3.5)
13 through 24 months	132	262.3	297.7	(35.4)
25 through 36 months	50	154.1	195.8	(41.7)
37 through 48 months	2	9.6	9.8	(0.2)
Greater than 48 months	4	15.7	17.5	(1.8)

Total	242	$643.8	$732.9	$(89.1)

Non-investment grade
3 Months or less	4	$3.0	$3.1	$(0.1)
4 through 6 months	1	1.3	1.3	*
7 through 9 months	2	2.9	4.4	(1.5)
10 through 12 months	2	1.1	1.2	(0.1)
13 through 24 months	68	82.1	93.4	(11.3)
25 through 36 months	43	57.6	81.5	(23.9)
37 through 48 months	7	8.3	9.7	(1.4)
Greater than 48 months	5	6.0	6.7	(0.7)

Total	132	$162.3	$201.3	$(39.0)

Not rated	-	-	-	-

Total fixed maturity securities	374	$806.1	$934.2	$(128.1)

Equity Securities (1)
Investment grade
3 Months or less	1	$0.1	$0.1	*
4 through 6 months	1	1.2	1.2	*
7 through 9 months	3	3.6	4.8	$(1.2)
10 through 12 months	1	0.7	0.8	(0.1)
13 through 24 months	24	21.0	25.3	(4.3)
25 through 36 months	10	8.8	10.5	(1.7)
Greater than 36 months	-	-	-	-

Total	40	$35.4	$42.7	$(7.3)

Non-investment grade, all 13 through 24 months	1	$0.6	$0.6	*

Not rated, all 3 months or less	1	*	*	*

Total equity securities	42	$36.0	$43.3	$(7.3)

Total fixed maturity securities and equity securities	416	$842.1	$977.5	$(135.4)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 87 were trading below 80% of book value at September 30, 2009 and the table below provides additional information regarding these securities. These positions were structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of September 30, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	1	$1.0	$1.3	$(0.3)
4 through 6 months	4	5.0	7.0	(2.0)
7 through 9 months	3	5.0	6.6	(1.6)
10 through 12 months	29	40.7	54.9	(14.2)
13 through 24 months	18	39.0	77.4	(38.4)
Greater than 24 months	-	-	-	-

Total	55	$90.7	$147.2	$(56.5)

Non-investment grade
3 Months or less	2	$1.8	$2.4	$(0.6)
4 through 6 months	1	0.5	0.7	(0.2)
7 through 9 months	3	5.1	7.5	(2.4)
10 through 12 months	2	3.7	8.1	(4.4)
13 through 24 months	12	19.6	41.7	(22.1)
Greater than 24 months	-	-	-	-

Total	20	$30.7	$60.4	$(29.7)

Not rated	-	-	-	-

Total fixed maturity securities	75	$121.4	$207.6	$(86.2)

Equity Securities (1)
Investment grade
3 Months or less	-	-	-	-
4 through 6 months	-	-	-	-
7 through 9 months	1	$2.6	$3.7	$(1.1)
10 through 12 months	1	1.1	1.5	(0.4)
13 through 24 months	10	6.9	10.2	(3.3)
Greater than 24 months	-	-	-	-
Non-investment grade	-	-	-	-
Not rated	-	-	-	-

Total equity securities	12	$10.6	$15.4	$(4.8)

Total fixed maturity securities and equity securities	87	$132.0	$223.0	$(91.0)

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

The 87 securities with fair values below 80% of book value at September 30, 2009 represented approximately 3.2% of the Company’s total investment portfolio at fair value. Approximately 2.1% of those securities have been below 80% of book value for three months or less as of September 30, 2009. Of the total securities trading below 80% of book value, 16 securities had fair values less than 50% of book value, representing 0.6% of the Company’s total investment portfolio, with a pretax unrealized loss of $45.3 million. Commercial mortgage-backed securities represented $40.5 million of the pretax unrealized loss from securities with fair value less than 50% of book value at September 30, 2009.

While the credit markets and credit spreads continued to improve across virtually all asset classes in the third quarter of 2009 resulting in significant improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2009 — which has been driven largely by spread widening, market illiquidity and changes in interest rates — as temporary. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2009. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. Following revisions in September 2009 to further reduce issuer concentrations, the Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2008.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2008

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	130	$253.6	$375.8	$(122.2)
4 through 6 months	42	72.5	127.3	(54.8)
7 through 9 months	13	12.8	45.6	(32.8)
10 through 12 months	4	7.5	26.0	(18.5)
Greater than 12 months	-	-	-	-

Total	189	$346.4	$574.7	$(228.3)

Non-investment grade
3 Months or less	78	$47.3	$68.3	$(21.0)
4 through 6 months	11	5.5	9.8	(4.3)
7 through 9 months	3	4.0	7.6	(3.6)
10 through 12 months	1	0.5	0.9	(0.4)
Greater than 12 months	-	-	-	-

Total	93	$57.3	$86.6	$(29.3)

Not rated	-	-	-	-

Total fixed maturity securities	282	$403.7	$661.3	$(257.6)

Equity Securities (1)
Investment grade
3 Months or less	10	$5.2	$8.2	$(3.0)
4 through 6 months	31	23.3	40.0	(16.7)
7 through 9 months	5	0.8	2.2	(1.4)
10 through 12 months	1	0.8	1.9	(1.1)
Greater than 12 months	-	-	-	-
Non-investment grade, all 3 months or less	2	1.1	1.7	(0.6)
Not rated, all 3 months or less	3	0.1	0.1	*

Total equity securities	52	$31.3	$54.1	$(22.8)

Total fixed maturity securities and equity securities	334	$435.0	$715.4	$(280.4)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

  Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Change From Prior Year
	2009	2008	Percent	Amount
Property and casualty	$309.2	$320.2	-3.4%	$(11.0)
Annuity	(0.7)	0.4	N.M.	(1.1)
Life	40.1	39.6	1.3%	0.5

Total	$348.6	$360.2	-3.2%	$(11.6)

Property and casualty catastrophe losses, included above (1)	$31.9	$64.0	-50.2%	$(32.1)

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended September 30,
	2009	2008
Incurred claims and claim expenses:
Claims occurring in the current year	$317.5	$331.6
Decrease in estimated reserves for claims occurring in prior years (2)	(8.3)	(11.4)

Total claims and claim expenses incurred	$309.2	$320.2

Property and casualty loss ratio:
Total	75.7%	79.6%
Effect of catastrophe costs, included above (1)	7.8%	15.9%

N.M. – Not meaningful. (1) Property and casualty catastrophe losses were incurred as follows:

	2009	2008
Three months ended
March 31	$4.5	$5.4
June 30	15.1	22.4
September 30	12.3	36.2

Total year-to-date	$31.9	$64.0

(2)   Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:
	2009	2008
Three months ended
March 31	$(3.4)	$(2.7)
June 30	(2.1)	(2.4)
September 30	(2.8)	(6.3)

Total year-to-date	$(8.3)	$(11.4)

For the three months ended September 30, 2009, the Company’s benefits, claims and settlement expenses of $122.6 million decreased 6.6%, or $8.6 million, compared to the same period in 2008. The change reflected a decrease in catastrophe losses partially offset by an increase in large property losses, primarily sinkhole claims in Florida; a $4.2 million increase in property and casualty 2009 accident year reserves due to the re-estimation of claims for the first and second quarters of the year; an increase in life mortality costs and a smaller decrease in estimated reserves for property and casualty claims occurring in prior years. In addition, for the automobile line the adverse prior year variance was in large part due to the extremely favorable loss experience in the third quarter of 2008, which reflected the impact of higher gas prices on miles driven.

For the nine months ended September 30, 2009, the Company’s benefits, claims and settlement expenses decreased compared to the prior year, primarily reflecting a decrease in catastrophe losses partially offset by the third quarter factors described above and an increase in non-catastrophe weather-related losses. For the nine months, the current accident year automobile loss ratio was only slightly above the prior year.

For the first nine months of 2009, the favorable development of prior years’ property and casualty reserves of $8.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2006 and prior.

In the first nine months of 2008, favorable development of prior years’ property and casualty reserves of $11.4 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2007 loss reserve estimate, primarily driven by favorable voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior.

For the nine months ended September 30, 2009, the voluntary automobile loss ratio of 70.9% increased by 2.6 percentage points compared to the same period a year earlier, including a 1.1 percentage point increase due to the lower level of favorable development of prior years’ reserves in the current period. The homeowners loss ratio of 86.0% for the nine months ended September 30, 2009 decreased 19.4 percentage points compared to a year earlier, including a 24.4 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 22.9 percentage points of the homeowners loss ratio for the current period compared to 47.3 percentage points for the prior year. The homeowners loss ratio reflected a moderate increase in non-catastrophe weather-related losses in 2009, as well as an increase in large property losses, primarily sinkhole claims in Florida. In addition to the above factors, the loss ratios in 2009 included increases due to costs of consolidating the Company’s claims offices which management expects to be non-recurring in nature. For total property and casualty, the $3.7 million of claims office consolidation costs represented 0.9 percentage point of the loss ratio for the nine months ended September 30, 2009.

For the annuity segment, benefits in the first nine months of 2009 decreased compared to the prior year. The Company’s guaranteed minimum death benefits (“GMDB”) reserve was $0.6 million at September 30, 2009, compared to $1.3 million at December 31, 2008 and $0.4 million at September 30, 2008. The changes in this reserve in both the current period and 2008 reflected the impact of volatile financial markets performance.

For the life segment, benefits in the current nine months increased $0.5 million compared to a year earlier, primarily due to an increase in mortality costs in the current period.

  Interest Credited to Policyholders

	Nine Months Ended September 30,		Change From Prior Year
	2009	2008	Percent	Amount
Annuity	$74.1	$69.3	6.9%	$4.8
Life	29.4	28.6	2.8%	0.8

Total	$103.5	$97.9	5.7%	$5.6

For the three months ended September 30, 2009, interest credited of $35.3 million increased 6.3%, or $2.1 million, compared to the same period in 2008, consistent with the percentage increase reflected for the nine months.

Compared to the first nine months of 2008, the current period increase in annuity segment interest credited reflected a 7.2% increase in average accumulated fixed deposits and no change in the average annual interest rate credited of 4.26%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the nine months ended September 30, 2009 and 2008 were 160 basis points and 156 basis points, respectively.

As of September 30, 2009, fixed annuity account values totaled $2.4 billion, including $2.2 billion of deferred annuities. Of the deferred annuity account values, 24% had minimum guaranteed interest rates of 3% or lower while 67% had minimum guaranteed rates of 4.5% or greater. For $1.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 4 basis points compared to the first nine months of 2008, reflecting improvements in the Company’s investment portfolio yields. In 2009, the Company’s total investment portfolio yield has reflected the adverse impact of the elevated level of short-term investments in the portfolio related to the Company’s opportunistic capital gains programs during the first nine months of the year. Management anticipates reinvesting the majority of these funds in intermediate or long term bonds by December 31, 2009.

  Amortization of Policy Acquisition Expenses

Amortized policy acquisition expenses were $18.1 million for the three months ended September 30, 2009 compared to $16.2 million for the same period in 2008. Amortized policy acquisition expenses were $60.2 million for the first nine months of 2009 compared to $56.0 million for the same period in 2008. For the nine months ended September 30, 2009, the valuation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $0.8 million, primarily due to the impact of financial market performance more than offsetting the impact of investment gains related to this segment recognized during the period. The favorable impact of financial market performance was the primary factor in the current quarter. Nine month amortization decreased $0.1 million from a similar valuation at September 30,

2008. For the life segment, the September 30, 2009 valuation of deferred policy acquisition costs resulted in a $0.2 million increase in amortization compared to a $0.1 million decrease recorded at September 30, 2008.

  Operating Expenses

For the first nine months of 2009, operating expenses increased 7.0%, or $6.9 million, compared to the prior year. Operating expenses in the prior year reflected significant reductions in incentive compensation accruals, largely recorded in the third quarter. The current period increase also was attributable to increased strategic investments in distribution initiatives in 2009. The property and casualty expense ratio of 25.2% for the nine months ended September 30, 2009 increased 1.5 percentage points compared to the prior year, reflecting the items impacting the total Company.

  Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the first nine months of 2009 compared to $4.1 million for the same period in 2008. The amortization of the value of annuity business acquired in the 1989 acquisition of the Company was completed as of December 31, 2008. The remaining $0.2 million of value of acquired insurance in force for the life segment was amortized in the first three months of 2009. Amortization of intangible assets was $1.3 million for the three months ended September 30, 2008.

  Income Tax Expense (Benefit)

The effective income tax rate on the Company’s pretax income in the current year and loss in the prior year, including net realized investment gains and losses, was 29.6% and 10.4% for the nine months ended September 30, 2009 and 2008, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.1 percentage points for the nine months ended September 30, 2009 and benefited the effective tax rate 40.0 percentage points for the nine months ended September 30, 2008. While the income from tax-advantaged securities decreased somewhat compared to a year earlier, the reduced level of taxable income in the prior year period resulted in this having a greater impact on the effective tax rate for 2008. For the nine months ended September 30, 2008, the income tax (benefit) rate reflected an increase of 14.7 percentage points due to the establishment of a valuation allowance against deferred tax assets related to realized and unrealized investment losses at September 30, 2008. In 2008, the change in the effective income tax rate, from a tax of 22.6% for the six months ended June 30 to the nine months’ tax benefit rate of 10.4%, favorably impacted the income tax benefit for the three months ended September 30, 2008.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At September 30, 2009, the Company had income tax returns for the 2006 through 2008 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $1.6 million of uncertain tax position liabilities including interest related to all open tax years.

  Net Income (Loss)

For the three months ended September 30, 2009, the Company’s net income of $19.3 million increased $50.1 million compared to the prior year’s net loss. After-tax net realized investment gains and losses improved by $44.9 million between periods. The Company’s property and casualty combined ratio of 104.1% for the third quarter of 2009 was 5.6 percentage points less than the same period in 2008. Catastrophe costs decreased $15.6 million after tax, representing 18.0 percentage points on the combined ratio. This included the absence of hurricanes; however, non-hurricane catastrophe costs were well above normal levels during the current period. The third quarter 2009 combined ratio reflected about 3 percentage points due to the re-estimation and strengthening of 2009 accident year reserves. The remainder of the unfavorable prior year combined ratio variance in part reflected an increase in large property losses, primarily sinkhole claims in Florida. In addition, for the automobile line the adverse prior year variance was in large part due to the extremely favorable loss experience in the third quarter of 2008, which reflected the impact of higher gas prices on miles driven. Year to date, the current accident year automobile loss ratio was only slightly above prior year and was consistent with management’s expectations. Annuity segment net income increased $1.0 million compared to the third quarter of 2008, as current period improvements in the interest margin and the positive three month impact of the financial market performance on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the decrease in variable annuity contract charges earned. Life segment net income was comparable to a year earlier.

For the nine months ended September 30, 2009, the Company’s net income of $51.3 million represented an increase of $63.3 million compared to the net loss recorded in the first nine months of 2008. After-tax net realized investment gains and losses improved by $58.2 million between periods. The current period included transition costs of approximately $3.4 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, nearly all of which were incurred in the first quarter. Catastrophe costs decreased $20.9 million after tax. The increase in non-hurricane catastrophe costs experienced in the third quarter of 2009 was a continuation of the higher-than-average levels experienced in the first six months of the year. The current period increase in large property losses, primarily sinkhole claims in Florida, and automobile favorable loss experience in 2008 described above were also factors impacting comparisons of net income for the nine months. In addition, compared to the first nine months of 2008, net income in the current period decreased by $2.0 million due to a modest decrease in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.9% for the first nine months of 2009 compared to 103.3% for the same period in 2008. Annuity segment net income increased $0.4 million compared to the first nine months of 2008, as current year improvements in the interest margin and the favorable impact of the financial markets on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the adverse impact of the financial markets on the level of contract charges earned year to date. Life segment net income increased $0.7 million compared to a year earlier, reflecting growth in investment income partially offset by an increase in mortality costs.

Net income (loss) by segment and net income (loss) per share were as follows:

	Nine Months Ended September 30,		Change From Prior Year
	2009	2008	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$19.8	$13.6	45.6%	$6.2
Annuity	14.8	14.4	2.8%	0.4
Life	12.9	12.2	5.7%	0.7
Corporate and other (1)	3.8	(52.2)	N.M.	56.0

Net income (loss)	$51.3	$(12.0)	N.M.	$63.3

Effect of catastrophe costs, after tax, included above	$(20.7)	$(41.6)	50.2%	$20.9

Effect of realized investment gains (losses), after tax, included above	$14.0	$(44.2)	N.M.	$58.2

Diluted:
Net income (loss) per share	$1.27	$(0.30)	N.M.	$1.57

Weighted average number of shares and equivalent shares (in millions)	40.6	40.1	1.2%	0.5

Property and casualty combined ratio:
Total	100.9%	103.3%	N.M.	-2.4%
Effect of catastrophe costs, included above	7.8%	15.9%	N.M.	-8.1%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the nine months ended September 30, 2009, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, net income in the current period compared to the net loss in the first nine months of 2008 was due to net realized investment gains in 2009 compared to net realized losses in the prior year period.

Return on shareholders’ equity based on net income (loss) was 14% and 1% for the trailing 12 months ended September 30, 2009 and 2008, respectively.

The accounting guidance adopted by the Company in 2009 is described in “Notes to Consolidated Financial Statements — Note 1 — Basis of Presentation — Adopted Accounting Standards.” The adoptions did not have a material effect on the results of operations or financial position of the Company.

  Outlook for 2009

At the time of this Quarterly Report on Form 10-Q, management estimates that 2009 full year net income before realized investment gains and losses will be within a range of $1.37 to $1.47 per diluted share. This projection incorporates results for the first nine months of 2009 and anticipates a normal level of property and casualty weather losses and moderate appreciation in the financial markets in the fourth quarter of 2009. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

  Off-Balance Sheet Arrangements

At September 30, 2009 and 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2009, net cash provided by operating activities increased slightly compared to the same period in 2008.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. Dividends which may be paid by the insurance subsidiaries to HMEC during 2009 without prior approval are approximately $55 million, of which $12.0 million was paid during the nine months ended September 30, 2009 and an additional $6.0 million was declared in September 2009 and subsequently paid in October 2009. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first nine months of 2009. For the nine months ended September 30, 2009, receipts from annuity contracts increased $30.3 million, or 12.7%, compared to the same period in the prior year. Annuity contract benefits and withdrawals decreased $0.8 million, or 0.6%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 93.4% and 94.1%, respectively, for the 12 month period ended September 30, 2009. Net transfers to variable annuity accumulated cash values increased $4.5 million, or 8.7%, compared to the prior year.

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

The total capital of the Company was $966.2 million at September 30, 2009 including $199.6 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 25.9% of total capital excluding unrealized investment gains and losses (24.6% including unrealized investment gains and losses) at September 30, 2009, which was modestly above the Company’s long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of September 30, 2009.

Shareholders’ equity was $728.6 million at September 30, 2009, reflecting a net unrealized gain in the Company’s investment portfolio of $50.5 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $547.4 million and $13.97, respectively, at September 30, 2009. Book value per share was $18.59 at September 30, 2009 ($17.30 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2009 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

As of September 30, 2009, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2009, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2009, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 0.9%, at September 30, 2009). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at September 30, 2009.

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

Total shareholder dividends were $6.4 million for the nine months ended September 30, 2009. In March, May and September 2009, the Board of Directors announced regular quarterly dividends of $0.0525 per share.

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

Assigned ratings as of October 31, 2009 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All of these ratings and their associated outlooks were affirmed during the first six months of 2009. The ratings were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)

As of October 31, 2009
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

Recent Accounting Changes

Investment in Entities That Calculate Net Asset Value Per Share

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share”. ASU No. 2009-12 provides guidance on using net asset value per share (or its equivalent) to estimate the fair value of an alternative investment that does not have a readily determinable fair value. The guidance should be applied on an investment-by-investment basis and applied consistently to the entire position in the investment. The amendments of this ASU are effective for interim and annual periods ending after December 15, 2009, with early application permitted. Management believes the adoption of this ASU will not have a material effect on the results of operations or financial position of the Company.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value”, which provides clarification that in circumstances where a quoted market price in an active market for an identical liability is not available, a reporting entity must measure fair value of the liability using one of the following techniques: (1) the quoted price of the identical liability when traded as an asset; (2) quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with existing fair value measurement and disclosure provisions. The amendments of this ASU are effective for the first reporting period beginning after issuance; for the Company the effective date was October 1, 2009. Management believes the adoption of this ASU will have no effect on the results of operations or financial position of the Company.

Pensions and Other Postretirement Benefit Plan Disclosures

In December 2008, the FASB amended its guidance related to postretirement benefit plan assets included in FASB ASC paragraph 715-20-65-2. For fiscal years ending after December 15, 2009, the guidance requires employers to disclose additional information about investment allocation decisions, major categories of plan assets and fair value techniques and inputs used to measure plan assets. Because the requirements of this guidance relate only to financial statement disclosures, its adoption will have no effect on the results of operations or financial position of the Company.

Other Matters

Ariel Capital Management, LLC, HMEC’s fourth largest shareholder with 5.0% of the common shares outstanding per their SEC filing on Schedule 13G as of June 30, 2009, is the investment adviser for two of the mutual funds under the Company’s variable annuity contracts.

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

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2009 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4:    Submission of Matters to a Vote of Security Holders

None.

Item 5:    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2009 which has not been filed with the SEC.

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

Exhibit No. Description

	10.14(b)*	Second Amendment to Employment Agreement between HMEC and Louis G. Lower II as of September 30, 2009.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date November 6, 2009	/s/Louis G. Lower II

Louis G. Lower II
President and Chief Executive Officer

Date November 6, 2009	/s/Peter H. Heckman

Peter H. Heckman
Executive Vice President and Chief Financial Officer

Date November 6, 2009	/s/Bret A. Conklin

Bret A. Conklin
Senior Vice President and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2009

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.14(b)*	Second Amendment to Employment Agreement between HMEC and Louis G. Lower II as of September 30, 2009.

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

