Form 10-K
period 2009-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2010-03-01
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act.    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2009, was $390.6 million.

As of February 16, 2010, 39,213,771 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2009

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

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2009 were $1.0 billion and net income was $73.5 million. The Company’s total assets were $6.3 billion at December 31, 2009. The Company’s investment portfolio had an aggregate fair value of $4.6 billion at December 31, 2009. Investments consist principally of investment grade, publicly traded fixed income securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, annuity products, and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. The property and casualty segment accounted for 55% of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2009; the annuity and life insurance segments together accounted for 45% of insurance premiums written and contract deposits for the year ended December 31, 2009 (35% and 10%, respectively).

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,400 school districts in the U.S.

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

Louis G. Lower II, Chief Executive Officer of HMEC, timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) on June 25, 2009 without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2008, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2009 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2009		2008		2007		2006		2005
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$659.6		$658.5		$654.3		$653.9		$664.9
Net investment income	246.8		230.3		223.8		209.0		194.6
Realized investment gains (losses)	26.3		(63.9)		(3.4)		10.9		9.8
Total revenues	937.4		834.8		887.0		885.8		880.2
Amortization of intangible assets (1)	0.2		5.3		5.4		6.1		5.1
Interest expense	14.0		14.5		14.1		13.1		8.9
Income before income taxes	103.5		0.2		117.1		140.3		94.0
Net income (2)	73.5		10.9		82.8		98.7		77.3
Ratio of earnings to fixed charges (3)	1.7	x	1.0	x	1.8	x	2.0	x	1.8	x

Per Share Data (4):
Net income per share:
Basic	$1.88		$0.27		$1.92		$2.29		$1.80
Diluted	$1.81		$0.27		$1.86		$2.19		$1.67
Shares of Common Stock (in millions):
Weighted average - basic	39.2		39.8		43.1		43.0		42.9
Weighted average - diluted	40.5		40.6		44.6		45.8		47.9
Ending outstanding	39.2		39.1		42.2		43.1		43.0
Cash dividends per share	$0.2375		$0.3675		$0.4200		$0.4200		$0.4200
Book value per share	$18.36		$11.49		$16.41		$15.25		$13.51

Balance Sheet Data, at Year End:
Total investments	$4,574.6		$3,901.8		$4,180.3		$4,302.2		$3,996.5
Total assets	6,343.1		5,507.7		6,259.3		6,329.7		5,840.6
Total policy liabilities	3,794.6		3,563.2		3,383.3		3,301.4		3,172.1
Short-term debt	38.0		38.0		—		—		—
Long-term debt	199.6		199.5		199.5		232.0		190.9
Total shareholders’ equity	719.5		448.8		693.3		657.1		580.6

Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$553.5		$545.9		$535.2		$539.8		$546.9
Annuity	349.8		311.7		337.1		325.7		320.1
Life	100.4		102.5		102.4		103.9		105.6
Total	1,003.7		960.1		974.7		969.4		972.6
Net income (loss)
Property and casualty	$30.0		$28.1		$61.2		$74.3		$45.0
Annuity	21.2		17.3		17.6		13.2		15.1
Life	18.4		16.4		17.3		14.5		13.4
Corporate and other (6)	3.9		(50.9)		(13.3)		(3.3)		3.8
Total	73.5		10.9		82.8		98.7		77.3

(1)	Amortization of intangible assets is comprised of amortization of acquired value of insurance in force and is the result of purchase accounting adjustments related to the 1989 acquisition of the Company. These intangible assets were fully amortized by December 31, 2009.
(2)	In 2008, the Company’s federal income tax expense reflected a reduction of $4.2 million from the closing of tax years 2002, 2004, 2005 and 2006 with favorable resolution of the contingent tax liabilities related to those prior year taxes. For similar reasons, in 2005, the Company’s federal income tax expense reflected a reduction of $9.1 million from the closing of tax years 1996 through 2001.
(3)	For the purpose of determining the ratio of earnings to fixed charges, “earnings” consist of income before income taxes or benefits and fixed charges, and “fixed charges” consist of interest expense (including amortization of debt issuance cost) and interest credited to policyholders on interest-sensitive contracts.
(4)	Basic earnings per share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares and common stock equivalents outstanding. The Company’s common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and restricted stock units. The Company’s Senior Convertible Notes, which were issued in May 2002, were considered potentially dilutive securities and were included in the calculation of diluted earnings per share, to the extent dilutive. In May 2007, the Company redeemed all remaining Senior Convertible Notes.
(5)	Information regarding assets by segment at December 31, 2009, 2008 and 2007 is contained in “Notes to Consolidated Financial Statements — Note 13 — Segment Information” listed on page F-1 of this report.
(6)	The corporate and other segment primarily includes interest expense on debt and the impact of realized investment gains and losses, debt retirement costs and gains and certain public company expenses.

Corporate Strategy and Marketing

The Horace Mann Value Proposition

The Horace Mann Value Proposition articulates the Company’s overarching strategy and business purpose: Provide lifelong financial well-being for educators and their families through personalized service, advice, and a full range of tailored insurance and financial products.

Target Market

Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market. The Company’s target market consists primarily of K-12 teachers, administrators and other employees of public schools and their families located throughout the U.S. The U.S. Department of Education estimates that there are approximately 6.2 million teachers, school administrators and education support personnel in public schools in the U.S.; approximately 3.2 million of these individuals are elementary and secondary teachers.

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of full-time agents trained to sell the Company’s multiline products. As of December 31, 2009, the Company had 715 agents, approximately 75% of which are licensed by the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, Inc. (“NASD”), to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model (“ABM”), with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. The first Agency Business School (“ABS”) session was conducted in October 2006, beginning the formal roll-out of this model. Subsequently, ABS attendance has been offered to those agents who meet the Company’s qualifications and demonstrate they are able to successfully migrate into the ABM model or begin their association with Horace Mann directly in the ABM model. On an ongoing basis, the Company will also provide follow-up training and support to those agents who have completed the school, to further embed repeatable processes and fully maximize the potential of ABM. Property and casualty initiatives to support that transition and drive business growth include the Company’s Educator Segmentation Model — a more precise approach to pricing automobile and homeowners business — and its Product Management Organization — focused on localized approaches to pricing, underwriting and marketing. Also, the Company is developing a new property and casualty policy administration system with an automated point-of-sale front end. Annuity and life initiatives to support the transition to ABM included the roll out of additional Horace Mann manufactured and branded products, as described in “Annuity Segment” and “Life Segment”.

Building on the foundation of ABM, in the fourth quarter of 2008 the Company introduced its Exclusive Agent (“EA”) agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. These independent contractors will be under contract and trained to market only the Company’s multiline products and limited additional third-party vendor products authorized by the Company. By January 1, 2009, the first 71 individuals migrated from being employee agents to functioning as independent Exclusive Agents. Throughout 2009, additional employee agents migrated and other individuals were recruited and appointed directly into the EA agreement. By December 31, 2009, 249, or 35%, of the Company’s dedicated agents were EAs. Going forward, the EA agreement will be offered to additional qualified employee agents. Management expects that all future agent recruits will be under the EA agreement.

As indicated above, agents operating in the ABM model, both employee agents and EAs, utilize licensed producers in their operations. As of December 31, 2009, there were 571 licensed producers, resulting in a total of 1,286 points of distribution for the Company’s products.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll reduction slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company’s agency force in under-penetrated areas. At December 31, 2009, there were 832 independent agents approved to market the Company’s annuity products throughout the U.S. During 2009, collected contract deposits from this distribution channel were approximately $64 million.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2009, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 7.6%; Florida, 6.9%; North Carolina, 6.7%; Illinois, 6.4%; and Texas, 5.4%.

HMEC’s property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2009:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
Florida	$51.4	9.0%
California	50.4	8.8
North Carolina	41.0	7.2
Minnesota	36.4	6.4
Texas	34.3	6.0
Louisiana	31.6	5.5
South Carolina	26.5	4.6
Pennsylvania	22.7	4.0
Georgia	18.2	3.2
Maine	16.8	3.0

Total of top ten states	329.3	57.7
All other areas	241.3	42.3

Total direct premiums	$570.6	100.0%

(1)	Defined as earned premiums before reinsurance and is determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2009:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
Illinois	$52.7	11.6%
Virginia	29.2	6.4
North Carolina	27.6	6.1
California	27.4	6.0
South Carolina	24.3	5.3
Pennsylvania	22.5	4.9
Texas	20.7	4.5
Florida	19.4	4.2
Minnesota	18.4	4.1
Tennessee	16.2	3.6

Total of top ten states	258.4	56.7
All other areas	197.7	43.3

Total direct premiums	$456.1	100.0%

(1)	Defined as collected premiums before reinsurance and is determined under statutory accounting principles.

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

Property and Casualty Segment

The property and casualty segment represented 55% of the Company’s total insurance premiums written and contract deposits in 2009.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2009 represented 37% of the Company’s total insurance premiums written and contract deposits and 67% of property and casualty net written premiums. As of December 31, 2009, the Company had approximately 528,000 voluntary automobile policies in force with annual premiums of approximately $375 million. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2009, homeowners insurance represented 18% of the Company’s total insurance premiums written and contract deposits and 32% of property and casualty net written premiums. As of December 31, 2009, the Company had approximately 262,000 homeowners policies in force with annual premiums of approximately $198 million. The Company insures primarily residential homes.

The Company has programs in a majority of states to provide higher-risk automobile and homeowners coverages, with third-party vendors underwriting and bearing the risk of such insurance and the Company receiving commissions on the sales. As an example, in Florida the Company has authorized its agents to write certain third-party vendors’ homeowners policies to help control the Company’s coastal risk exposure.

Selected Historical Financial Information For Property and Casualty Segment

The following table sets forth certain financial information with respect to the property and casualty segment for the periods indicated.

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2009	2008	2007
Operations Data:
Insurance premiums written	$553.5	$545.9	$535.2
Insurance premiums earned	547.3	541.1	535.1
Net investment income	34.4	35.7	38.0
Income before income taxes	35.7	33.7	84.7
Net income	30.0	28.1	61.2
Catastrophe costs, pretax (1)	33.1	73.9	23.6

Operating Statistics:
Loss and loss adjustment expense ratio	74.4%	76.9%	67.4%
Expense ratio	25.1%	23.8%	24.5%
Combined loss and expense ratio	99.5%	100.7%	91.9%
Effect of catastrophe costs on the combined ratio (1)	6.1%	13.7%	4.4%

Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$372.5	$367.8	$365.3
Homeowners	177.7	174.4	165.3
Total	550.2	542.2	530.6
Insurance premiums earned
Automobile	369.8	365.5	364.6
Homeowners	174.3	172.3	160.5
Total	544.1	537.8	525.1
Policies in force (in thousands)
Automobile	528	535	535
Homeowners	262	263	266
Total	790	798	801

(1)	These measures are used by the Company’s management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statements of Operations and require inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company’s management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company’s periodic results of operations.

•	Catastrophe costs — The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.

•

Catastrophe losses — In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Property Claims Service, a subsidiary of Insurance Services Office, Inc. (“ISO”), and additionally beginning in 2007, includes losses from all such events that meet the definition of covered loss in the Company’s primary catastrophe excess of loss reinsurance contract, and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount of loss in advance. Their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company’s management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2009 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2009	$33.1	$10,600.0
2008	73.9	25,200.0
2007	23.6	6,700.0
2006	19.8	9,200.0
2005	69.2	62,300.0
2004	75.5	27,500.0
2003	33.2	12,900.0
2002	11.9	5,900.0
2001	11.2	26,500.0
2000	16.2	4,600.0

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2009	—	$9.3 million, July wind/hail/tornadoes; $6.3 million, June wind/hail/tornadoes.

2008	—	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.

2007	—	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.

2006	—	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.

2005	—	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.

2004	—	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.

2003	—	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.

2002	—	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.

2001	—	$3.7 million, June Midwest wind/hail/tornadoes; $2.3 million, April tornadoes; $2.2 million, Tropical Storm Allison.

2000	—	$5.0 million, May tornadoes; $2.7 million, December winter storms.

(2)	Source: ISO Catastrophe History Reporter for 2009 amount; ISO news release dated January 20, 2009 for 2008 and prior years’ amounts. These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption, terrorism, workers compensation and additional living expenses and exclude all loss adjustment expenses and are before federal income tax benefits.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses (1)

(Dollars in millions)

	Year Ended December 31,
	2009	2008	2007

Claims and claim expense incurred (2)	$407.1	$416.1	$360.4
Amount attributable to catastrophes	33.1	73.9	23.6

Excluding catastrophes (2)	$374.0	$342.2	$336.8

Claims and claim expense payments	$404.9	$423.4	$365.5
Amount attributable to catastrophes	39.5	65.7	22.3

Excluding catastrophes	$365.4	$357.7	$343.2

(1)	Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses.
(2)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.

Property and Casualty Reserves

Property and casualty unpaid claims and claim settlement expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves, the risk factors involved and reserve development recorded in each of the three years ended December 31, 2009, see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Liabilities for Property and Casualty Claims and Claim Settlement Expenses”.

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

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2009	2008	2007

Gross reserves, beginning of year (1)	$297.8	$306.2	$317.8
Less reinsurance recoverables	14.8	15.9	22.4

Net reserves, beginning of year (2)	283.0	290.3	295.4

Incurred claims and claim expenses:
Claims occurring in the current year	418.8	434.2	380.4
Decrease in estimated reserves for claims occurring in prior years (3)	(11.7)	(18.1)	(20.0)

Total claims and claim expenses incurred (4)	407.1	416.1	360.4

Claims and claim expense payments for claims occurring during:
Current year	265.6	289.3	236.2
Prior years	139.3	134.1	129.3

Total claims and claim expense payments	404.9	423.4	365.5

Net reserves, end of year (2)	285.2	283.0	290.3
Plus reinsurance recoverables	15.8	14.8	15.9

Reported gross reserves, end of year (1)	$301.0	$297.8	$306.2

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $11.7 million, $13.4 million, $9.2 million and $8.9 million at December 31, 2009, 2008, 2007 and 2006, respectively, in addition to property and casualty reserves.
(2)	Reserves net of anticipated reinsurance recoverables.
(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2009, 2008 and 2007, see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.
(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity and group accident and health amounts of $51.6 million, $55.4 million and $48.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, in addition to the property and casualty amounts.

The claim reserve development table below illustrates the change over time in the Net Reserves (defined in footnote 2 to the table above) established for property and casualty insurance claims and claim expenses at the end of various calendar years. The first section shows the reserves as originally reported at the end of the stated year. The second section, reading down, shows the cumulative amounts of claims for which settlements have been made in cash as of the end of successive years with respect to that reserve liability. The third section, reading down, shows retroactive reestimates of the original recorded reserve as of the end of each successive year which is the result of the Company learning additional facts that pertain to the unsettled claims. The fourth section compares the latest reestimated reserve to the reserve originally established, and indicates whether or not the original reserve was adequate or inadequate to cover the estimated costs of unsettled claims. The table also presents the gross reestimated liability as of the end of the latest reestimation period, with separate disclosure of the related reestimated reinsurance recoverable. The claim reserve development table is cumulative and, therefore, ending balances should not be added since the amount at the end of each calendar year includes activity for both the current and prior years.

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2008 to be $150 thousand was first reserved in 1999 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 1999-2007 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
Gross reserves for property and casualty claims and claim expenses	$271.2	$272.1	$275.7	$275.7	$304.3	$335.0	$342.7	$317.8	$306.2	$297.8	$301.0
Deduct: Reinsurance recoverables	64.4	49.1	34.1	44.7	20.6	25.7	31.6	22.4	15.9	14.8	15.8

Net Reserves for property and casualty claims and claim expenses (1)	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2
Paid cumulative as of:
One year later	135.9	139.0	153.4	160.4	145.2	143.9	138.3	129.8	134.1	139.4
Two years later	191.6	202.6	226.0	222.3	209.5	202.5	196.5	184.1	184.2
Three years later	225.4	243.3	258.4	258.6	244.1	236.6	225.0	209.5
Four years later	246.9	256.1	276.3	278.7	264.1	252.7	239.1
Five years later	252.7	264.1	286.5	291.4	272.4	259.7
Six years later	257.6	268.6	294.2	296.1	276.9
Seven years later	259.8	273.6	296.9	298.5
Eight years later	264.1	275.4	298.2
Nine years later	265.0	275.8
Ten years later	264.9
Net Reserves reestimated as of (1):
End of year	206.8	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2
One year later	229.5	239.5	265.6	287.3	287.5	296.2	291.8	275.4	272.2	271.3
Two years later	248.3	260.5	294.7	297.1	283.1	282.7	279.7	262.1	263.0
Three years later	256.0	277.0	301.3	297.9	283.5	278.2	270.2	255.3
Four years later	266.9	280.2	298.5	301.8	281.3	272.8	256.3
Five years later	269.3	277.9	301.8	300.6	280.6	268.4
Six years later	268.1	279.9	299.4	300.2	281.1
Seven years later	269.2	276.6	299.0	301.1
Eight years later	265.9	276.3	299.8
Nine years later	265.6	276.7
Ten years later	265.4
Net Reserve redundancy (deficiency) - initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$(58.6)	$(53.7)	$(58.2)	$(70.1)	$2.6	$40.9	$54.8	$40.1	$27.3	$11.7
Percent	-28.3%	-24.1%	-24.1%	-30.3%	0.9%	13.2%	17.6%	13.6%	9.4%	4.1%

Gross reestimated liability - latest	$320.3	$333.8	$361.0	$368.0	$329.8	$323.5	$324.2	$288.3	$286.8	$290.1
Reestimated reinsurance recoverables - latest	54.9	57.1	61.2	66.9	48.7	55.1	67.9	33.0	23.8	18.8

Net Reserve reestimated - latest (1)	$265.4	$276.7	$299.8	$301.1	$281.1	$268.4	$256.3	$255.3	$263.0	$271.3
Gross cumulative excess (deficiency) (2)	$(49.1)	$(61.7)	$(85.3)	$(92.3)	$(25.5)	$11.5	$18.5	$29.5	$19.4	$7.7

(1)	Reserves net of anticipated reinsurance recoverables (“Net Reserves”). Net Reserves is a measure used by the Company’s management to evaluate the overall adequacy of the property and casualty loss reserves and management believes it provides an alternative view of the Company’s anticipated liabilities after reflecting expected recoveries from its reinsurers. This is considered a non-GAAP financial measure under applicable SEC rules because it is not displayed as a separate item in the Consolidated Balance Sheets. For balance sheet reporting, GAAP does not permit the Company to offset expected reinsurance recoveries against liabilities, yet management believes it is useful to investors to take these expected recoveries into account. These adjustments only affect the classification of these items in the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows and there is no impact on the Company’s benefits, claims and settlement expenses incurred as reported in the Consolidated Statements of Operations.
(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements — Note 4 — Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2009 were insignificant.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2009, the excess of loss coverage consisted of three contracts in addition to coverage with the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $170.0 million per occurrence. This contract consisted of four layers, each of which provided for one mandatory reinstatement unless noted otherwise. The layers were $25.0 million excess of $25.0 million (82.5% provided for one mandatory reinstatement), $40.0 million excess of $50.0 million (92.25% provided for one mandatory reinstatement), $60.0 million excess of $90.0 million, and $20.0 million excess of $150.0 million. The second excess of loss contract (“second event”) provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $10.0 million of losses above $15.0 million per occurrence. The third excess of loss contract (“third event”) provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $10.0 million of losses above $15.0 million per occurrence and less than $25.0 million per occurrence, and after the second excess of loss contract described above was exhausted. Neither the second nor the third excess of loss contract provided for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $14.4 million up to $52.4 million, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2009. The decrease in FHCF coverage for the 2009-2010 contract period primarily reflects the Company’s election not to purchase additional coverage as it did for the 2008-2009 contract period. This election was anticipated based on the Company’s increase in coverage under its primary reinsurance contracts, which were finalized and priced prior to January 1, 2009. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses.

For 2010, the Company’s catastrophe excess of loss coverage consists of three contracts in addition to the FHCF. The primary contract (“first event”) provides 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $170.0 million per occurrence. This contract consists of three layers, each of which provide for one mandatory reinstatement. The layers are $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, and $80.0 million excess of $90.0 million. The second excess of loss contract (“second event”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $10.0 million of losses above $15.0 million per occurrence. The third excess of loss contract (“third event”) provides 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $10.0 million of losses above $15.0 million per occurrence and less than $25.0 million per occurrence, and after the second excess of loss contract described above is exhausted. Neither the second nor the third excess of loss contract provide for a reinstatement. The FHCF limits described in the previous paragraph continue through June 1, 2010, at which time a new annual contract may begin.

The Company has not joined the California Earthquake Authority (“CEA”). The Company’s exposure to losses from earthquakes is managed through its underwriting standards, its earthquake policy coverage limits and deductible levels, and the geographic distribution of its business, as well as its reinsurance program. After reviewing the exposure to earthquake losses from the Company’s own policies and from what it would be with participation in the CEA, including estimated start-up and ongoing costs related to CEA participation, management believes it is in the Company’s best economic interest to offer earthquake coverage directly to its homeowners policyholders.

For liability coverages, in 2009 the Company reinsured each loss above a retention of $700,000 up to $2.5 million per occurrence and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2009 the Company reinsured each loss above a retention of $750,000 up to $2.5 million on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250,000 of property recovery in any one event. Effective January 1, 2010, the retention for liability coverages is $750,000 up to $2.5 million on a per occurrence basis and $20.0 million in a clash event. Retention for property coverages remains $750,000, with no change to the maximum limits, including the ability to submit three per risk losses from the same occurrence.

The following table identifies the Company’s most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2010. No other single reinsurer’s percentage participation in 2010 or 2009 exceeds 5%. For 2009, the Company’s catastrophe second event and third event excess of loss reinsurance was each provided by four reinsurers, although not the same four for both contracts, all rated “A- (Excellent)” or above by A.M. Best. For 2010, the Company’s catastrophe second event and third event excess of loss reinsurance is provided by four reinsurers, all rated “A- (Excellent)” or above by A.M. Best.

Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best	S&P			Participation
Rating	Rating	Reinsurer	Parent	2010	2009
A+	AA	Tokio Millennium Reinsurance Limited	Tokio Marine Holdings, Inc.	19%	24%
A-	NR	Flagstone Reassurance Suisse SA	Flagstone Reinsurance Holdings Limited	13%	11%
A	A+	AXIS Specialty Limited	AXIS Capital Holdings Limited	10%	10%
A	A+	Transatlantic Reinsurance Company	Transatlantic Holdings, Inc.	7%	5%
A	A	Aspen Insurance Limited	Aspen Insurance Holdings Limited	6%	6%
A-	A+	Paris Re, France	PartnerRe Ltd.	6%	6%
A	A+	Swiss Re Underwriters Agency, Inc	Swiss Reinsurance Company Ltd.	6%	6%

NR Not rated.

For 2010, property catastrophe reinsurers representing 100% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best.

Annuity Segment

Beginning in 1961, educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”). This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to a qualified retirement plan. (Also see “Regulation — Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has approved 403(b) payroll reduction capabilities in approximately one-third of the 15,400 school districts in the U.S. Approximately 61% of the Company’s new annuity contract deposits in 2009 were for 403(b) tax-qualified annuities; approximately 73% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2009, annuities represented 35% of the Company’s total insurance premiums written and contract deposits.

The Company markets tax-qualified annuities utilizing both fixed account only and combination contracts. The combination contract allows the contractholder to allocate funds to both fixed and variable alternatives. Under the fixed account option, both the principal and a rate of return are guaranteed. Contractholders of this product can change at any time their allocation of deposits between the guaranteed interest rate fixed account and available variable investment options. In general, the contractholder bears the investment risk related to funds allocated to variable investment options. Variable annuity contracts with a guaranteed minimum death benefit (“GMDB”) provide a benefit if the contractholder dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB because approximately 27% of contract values have no guarantee; approximately 67% have only a return of premium guarantee; and only 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%.

In 2006, the Company introduced new Horace Mann manufactured and branded annuity products. The Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed with Wilshire Associates, the Company’s funds advisor, GPA provides educators the opportunity to invest with fund families such as T. Rowe Price, Fidelity, Alliance, Davis, Ariel Capital Management and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the investment mix that matches their personal risk tolerance and retirement goals. Expanding Horizon is a fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement. Also in 2006, the Company added additional investment options to its variable annuity products. This included lifecycle funds, with assets allocated among multiple investment classes within each fund based on its specific target date.

In August 2007, the Company completed development of group variable and fixed annuity products that allow greater flexibility in customizing 403(b) annuity programs to meet the needs of school districts. The first sales of these new group annuity products occurred in January 2008.

As of December 31, 2009, the Company’s 56 variable account options included funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JPMorgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Rainier, Davis, Credit Suisse, BlackRock, Goldman Sachs, Dreyfus, Franklin Templeton, Ariel, Wells Fargo, Royce, Lord Abbett, Putnam and Delaware, offering the Company’s customers multiple investment options to address their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2009 was $3.7 billion.

To assist agents in delivering the Horace Mann Value Proposition, the Company has entered into a third-party vendor agreement with American Funds Distributors, Inc. (“AFD”) to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can also offer a 529 college savings program and Coverdell Education Savings Accounts utilizing AFD funds. The Company has also expanded its product offerings to include fixed indexed annuities and single premium immediate annuities through additional marketing alliances. Third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2009	2008	2007
Operations Data:
Contract deposits:
Variable	$112.2	$134.4	$149.9
Fixed	237.6	177.3	187.2
Total	349.8	311.7	337.1
Contract charges earned	14.5	17.7	21.8
Net investment income	149.7	136.2	128.9
Net interest margin (without realized investment gains and losses)	49.7	42.7	38.9
Income before income taxes	32.3	20.6	25.9
Net income	21.2	17.3	17.6

Operating Statistics:
Fixed:
Accumulated value	$2,487.2	$2,297.1	$2,151.9
Accumulated value persistency	94.4%	93.5%	91.6%
Variable:
Accumulated value	$1,226.4	$965.2	$1,562.2
Accumulated value persistency	93.4%	93.2%	90.9%
Number of contracts in force	178,102	171,055	166,980
Average accumulated cash value (in dollars)	$20,851	$19,072	$22,243
Average annual deposit by contractholders (in dollars)	$2,405	$2,390	$2,427
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	7,807	7,994	9,578
Amount	$226.5	$258.0	$345.0
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$891.5	$766.4	$700.1
Greater than 0% but less than 5%	193.9	170.6	157.4
5% and greater but less than 10%	1,264.7	1,225.9	1,165.2
10% and greater	26.5	21.1	15.6
Supplementary contracts with life contingencies not subject to discretionary withdrawal	110.6	113.1	113.6

Total	$2,487.2	$2,297.1	$2,151.9

Life Segment

The Company entered the individual life insurance business in 1949 with traditional term and whole life insurance products. In 2006, the Company introduced Life by Design, a new portfolio of Horace Mann manufactured and branded life insurance products to better address the financial planning needs of educators. The Life by Design portfolio features new individual and joint whole life, and individual and joint term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. After December 31, 2006, the Company no longer issues new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account. In 2009, the Company introduced a new discount for educator customers to improve the competitiveness of its life product portfolio. New marketing support tools were also introduced to aid the agency force.

The Company’s traditional term, whole life and group life business in force consists of approximately 145,000 policies, representing approximately $9.3 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $43.9 million as of December 31, 2009. In addition, the Company also had in force approximately 68,000 Experience Life policies, representing approximately $4.5 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $54.1 million.

In 2009, the life segment represented 10% of the Company’s total insurance premiums written and contract deposits, including less than 1 percentage point attributable to the Company’s group life and group disability income business.

During 2009, the average face amount of ordinary life insurance policies issued by the Company was $165,901 and the average face amount of all ordinary life insurance policies in force at December 31, 2009 was $75,845.

The maximum individual life insurance risk retained by the Company is $200,000 on any individual life, while either $100,000 or $125,000 is retained on each group life policy depending on the type of coverage. The excess of the amounts retained are reinsured with life reinsurers that are rated “A- (Excellent)” or above by A.M. Best. The Company also maintains a life catastrophe reinsurance program. The Company reinsures 100% of the catastrophe risk in excess of $1 million up to $25 million per occurrence, with one reinstatement. The Company’s catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2009	2008	2007
Operations Data:
Insurance premiums and contract deposits	$100.4	$102.5	$102.4
Insurance premiums and contract charges earned	97.8	99.7	97.4
Net investment income	63.8	59.3	57.0
Income before income taxes	28.9	25.6	26.6
Net income	18.4	16.4	17.3

Operating Statistics:
Life insurance in force:
Ordinary life	$12,541	$12,293	$12,093
Group life	1,220	1,379	1,484

Total	$13,761	$13,672	$13,577

Number of policies in force:
Ordinary life	165,350	167,637	170,388
Group life	47,906	53,717	56,114

Total	213,256	221,354	226,502

Average face amount in force (in dollars):
Ordinary life	$75,845	$73,331	$70,973
Group life	25,467	25,672	26,446
Total	64,528	61,765	59,942
Lapse ratio (ordinary life insurance in force)	5.4%	5.4%	5.8%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$646.0	$618.7	$659.4
Number of policies	5,213	5,429	5,690
Amount of death claims opened	$39.7	$38.6	$34.8
Number of death claims opened	1,395	1,330	1,344

Competition

The Company operates in a highly competitive environment. The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches, such as direct marketing, mail, Internet and telemarketing, compared to the Company. In the Company’s target market, management believes that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. Management believes that the principal competitive factors in the sale of life insurance and annuity products are product features, perceived stability of the insurer, service, name recognition, price and education association sponsorships.

The Company competes in its target market with a number of national providers of personal automobile, homeowners and life insurance such as State Farm, Allstate, Farmers and Nationwide as well as several regional companies. The Company also competes for automobile business with other companies such as GEICO, Progressive and USAA, many of which feature direct marketing distribution.

Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of American International Group (“AIG”), is one of the Company’s major tax-qualified annuity competitors, as are ING US Financial Services, The Hartford Financial Services Group, Inc., MetLife and Security Benefit. For independent agents distributing the Company’s 403(b) tax-qualified annuity products, Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company, is a major competitor. Mutual fund families, independent agent companies and financial planners also compete in this marketplace.

The market for tax-deferred annuity products has been impacted by the new Internal Revenue Service Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it has been in the past. While this may drive some competitors out of this market, it may make the 403(b) market more attractive to some of the larger 401(k) providers, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2009, fixed income securities represented 89.6% of the Company’s total investment portfolio, at fair value. Of the fixed income investment portfolio, 94.8% was investment grade and nearly 100% was publicly traded. At December 31, 2009, the average quality and average option-adjusted duration of the total fixed income portfolio were A+ and 6.8 years, respectively. At December 31, 2009, investments in non-investment grade fixed income securities represented 4.7% of the total investment portfolio, at fair value. There are no significant investments in mortgage whole loans, real estate, foreign securities, privately placed securities, or common stocks. As of December 31, 2009 and as of the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended and no securities are on loan.

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

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2009:

Investment Portfolio

(Dollars in millions)

	Percentage of Total	Carrying Value			Amortized Cost
	Carrying Value	Total	Life and Annuity	Property and Casualty
Publicly Traded Fixed Maturity Securities, Equity Securities and Short-term Investments:
U.S. government and agency obligations (1):
Mortgage-backed securities	10.0%	$455.1	$438.3	$16.8	$436.8
Other	7.6	347.2	334.9	12.3	361.0
Investment grade corporate and public utility bonds	34.9	1,595.5	1,522.4	73.1	1,515.2
Municipal bonds	20.0	913.9	341.8	572.1	891.1
Other mortgage-backed securities (2)	11.0	503.2	498.6	4.6	566.3
Non-investment grade corporate and public utility bonds (3)	4.1	186.5	128.5	58.0	191.6
Foreign government bonds	0.9	41.9	39.7	2.2	39.9
Investment grade redeemable preferred stock	1.2	56.5	54.7	1.8	60.0
Non-investment grade redeemable preferred stocks (3)	—	—	—	—	—
Equity securities:
Investment grade non-redeemable preferred stocks	1.1	47.7	35.1	12.6	52.3
Non-investment grade non-redeemable preferred stocks (3)	0.2	10.3	4.3	6.0	8.3
Common stocks	—	1.7	1.1	0.6	0.9
Short-term investments (4)	6.5	299.0	252.6	46.4	299.0
Short-term investments, loaned securities collateral (4)	—	—	—	—	—

Total publicly traded securities	97.5	4,458.5	3,652.0	806.5	4,422.4

Other Investments:
Private placements, investment grade (5)	—	—	—	—	—
Private placements, non-investment grade (3) (5)	—	0.1	0.1	—	0.1
Mortgage loans (6)	—	2.5	2.5	—	2.5
Policy loans	2.5	113.5	113.5	—	113.5

Total other investments	2.5	116.1	116.1	—	116.1

Total investments (7)	100.0%	$4,574.6	$3,768.1	$806.5	$4,538.5

(1)	Includes $370.5 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $431.8 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. government.
(2)	Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2009 — Net Realized Investment Gains and Losses” listed on page F-1 of this report.
(3)	A non-investment grade rating is assigned to a security when it is acquired or when it is downgraded from investment grade, primarily on the basis of the Standard & Poor’s Corporation (“Standard & Poor’s” or “S&P”) rating for such security, or if there is no S&P rating, the Moody’s Investors Service, Inc. (“Moody’s”) rating for such security, or if there is no S&P or Moody’s rating, the National Association of Insurance Commissioners’ (the “NAIC”) rating for such security. The rating agencies monitor securities, and their issuers, regularly and make changes to the ratings as necessary. The Company incorporates rating changes on a monthly basis.
(4)	Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $299.0 million in money market funds rated “AAA”. As of December 31, 2009 and the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended.
(5)	Fair values for private placements are estimated by the Company with the assistance of its investment advisors.
(6)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(7)	Approximately 7% of the Company’s investment portfolio, having a carrying value of $322.3 million as of December 31, 2009, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2009, municipal bonds represented $266.8 million carrying value. Of the securities with credit support 29% have the highest investment grade rating.

Fixed Maturity Securities and Equity Securities

The following table sets forth the composition of the Company’s fixed maturity securities and equity securities portfolios by rating as of December 31, 2009:

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Total Carrying Value	Carrying Value	Amortized Cost
Fixed maturity securities
AAA	32.8%	$1,346.6	$1,326.7
AA	14.3	587.8	584.0
A	26.2	1,072.1	1,053.0
BBB	21.5	880.2	856.0
BB	3.2	129.5	146.8
B	1.9	77.6	87.7
CCC or lower	0.1	6.0	7.7
Not rated (2)	—	0.1	0.1

Total fixed maturity securities	100.0%	$4,099.9	$4,062.0

Equity securities
AAA	10.1%	$6.0	$6.0
AA	—	—	—
A	27.5	16.4	18.4
BBB	44.0	26.3	29.0
BB	15.4	9.2	7.2
B	—	—	—
CCC or lower	0.2	0.1	—
Not rated (3)	2.8	1.7	0.9

Total equity securities	100.0%	$59.7	$61.5

(1)	Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)	Included in this category is $0.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(3)	This category represents common stocks that are not rated by either S&P or Moody’s.

At December 31, 2009, 25.2% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 20.5% of the total investment portfolio at December 31, 2009. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2010 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $64 million.

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

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company’s risks. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2009 and 2008, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2009, the Company’s assessments, net of the related premium tax credits, were not significant.

Insurers may also be assessed by entities such as the Citizens Property Insurance Corporation of Florida (“Florida Citizens”) and the Louisiana Citizens Fair and Coastal Plan (“Louisiana Citizens”) as a result of significant hurricane events. Related to such assessments levied in 2005 and 2006, insurers were permitted to in turn assess its policyholders in the respective states to recoup the amounts remitted to Florida Citizens and Louisiana Citizens.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state.

In 2009, 2008 and 2007, the Company reflected pretax net gains (losses) from participation in such mandatory pools and underwriting associations of $(0.8) million, $0.9 million and $2.3 million, respectively.

In addition to the pretax net loss from these mandatory participations in 2009, the Company recorded a pretax charge of $3.8 million to write off its equity interest in the accumulated surplus of the North Carolina Beach Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2009 — Other Income” listed on page F-1 of this report.

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

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s life and annuity products to customers. For instance, new Internal Revenue Service (“IRS”) Section 403(b) regulations were effective January 1, 2009 with limited exceptions. The new regulations altered the nature of 403(b) arrangements causing them to more closely resemble other traditional employer sponsored plans, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. Under the new regulations, contributions to Section 403(b) tax-qualified arrangements, including annuities, are required to be made pursuant to a written plan which includes all of the terms and conditions for eligibility, limitations and benefits under the plan, and which may incorporate other documents by reference including annuity contracts issued by approved product providers. Other highlights of the new regulations include modified distribution and transfer rules and the incorporation of numerous positions previously taken by the IRS since last issuing formal comprehensive Section 403(b) regulations in 1964. While the deadline for plan sponsors to have a formal written plan in place was extended until December 31, 2009, such plans were required to satisfy the regulations that were in effect as of January 1, 2009, and sponsors had to correct operations that were in conflict with the terms of the plan as of the plan’s effective date. Since the proposed new regulations were promulgated in 2004, the Company, and many other providers of 403(b) arrangements, had been adapting its administrative systems, products and services offered to better meet the changing needs of the school district sponsors of 403(b) plans. The lead time to the effective date, combined with preparations made by the Company since the new regulations were first proposed, provided time to assist the key school districts where Horace Mann has Section 403(b) payroll slots with the development of their written plans and to implement the new products and services required to enable the Company to continue to effectively serve this market.

One immediate impact of the new Section 403(b) regulations has been that previous rules governing a participant’s ability to exchange one 403(b) annuity or funding agreement for another without incurring income tax liability were changed effective September 25, 2007. Under the new regulations, plan sponsors control whether such exchanges are even permitted within their plan, and which providers are eligible to receive them. The fact that this change occurred prior to the effective date of the remainder of the new regulations created some confusion among plan sponsors and product providers in the period from September 25, 2007 through December 2008, which slowed the pace of such exchanges. This contributed to both reduced sales and improved retention for the Company in 2008 and also impacted the industry as a whole. As anticipated, a return to a more normal flow of exchanges was experienced during 2009 as sponsors and providers became more comfortable with the new rules, resulting in a significant increase in overall single premium and rollover sales compared to 2008 and 2007.

Proposed Federal Oversight of Financial Institutions

As of the time of this Annual Report on Form 10-K, consideration of significant reform of the federal oversight of financial institutions is underway by the 111th Congress and the Obama Administration. A central objective of this reform is establishment of new federal oversight of the systemic risk posed by the various financial institutions and their products and services to the broader U.S. economy. The question of the extent to which the insurance industry poses such risk and whether it should be the subject of federal regulation is unsettled in these reform debates. Proposals for federal oversight of the insurance industry range from comprehensive supervision through an optional federal charter to a more circumspect approach of establishing a federal insurance information office. Management will closely monitor these developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2009, the Company had approximately 1,400 non-agent employees and 466 full-time employee agents. (This does not include 249 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2009.) The Company has no collective bargaining agreement with any employees.

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

Volatile financial markets and economic environments can impact financial markets risk as well as our financial condition and results of operations.

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. In 2008 and 2009, volatility occurred largely due to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. The U.S. entered a severe recession that, while moderating, is likely to persist well into and perhaps even beyond 2010, despite governmental intervention in the economy. These circumstances exerted significant downward pressure on prices of equity securities and many other investment asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Like other financial institutions, which face significant financial markets risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future.

In addition to the effects of financial markets volatility, a prolonged economic recession may have other adverse impacts on our financial condition and results of operations such as: our volume of new business for automobile, homeowners, annuity and life products could be diminished; our policy renewal rates could decrease; the inflow of annuity contract deposit receipts could decrease; surrenders of annuity contracts and related withdrawals of accumulated deposits could increase; property and casualty claims related to uninsured motorists, arson or fraudulent information may increase; the market value of our investment portfolio could be impacted by economic effects on the issuers of the securities we hold; and taxing authorities could increase rates or implement new tax elements in efforts to offset their declining revenues.

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

In addition to significant steps taken to attempt to mitigate these risks through our investment guidelines, policies and procedures, we also attempt to mitigate these risks through product pricing, product features and the establishment of policy reserves, but we cannot provide assurance that assets will be properly matched to meet anticipated liabilities or that our investments will provide sufficient returns to enable us to satisfy our guaranteed fixed benefit obligations.

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

Our annuity business may be, and in the past has been, adversely affected by volatile or declining financial market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of our annuity products. In general, sales of variable annuities decrease when financial markets are declining or experiencing a higher than normal level of volatility over an extended period of time. Therefore, weak and/or volatile financial market performance may adversely affect sales of our variable annuity products to potential customers, may cause current customers to withdraw or reduce the amounts invested in our variable annuity products and may reduce the market value of existing customers’ investments in our variable annuity products, in turn reducing the amount of variable annuity fee revenues generated. In addition, some of our variable annuity contracts offer guaranteed minimum death benefit features, which provide for a benefit if the contractholder dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing our exposure to losses from variable annuity products featuring guaranteed minimum death benefits. Declining or volatile financial markets may also impact the valuations of deferred policy acquisition costs.

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

Based on 2009 direct premiums earned, approximately 58% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana, South Carolina and Georgia.

As an ongoing practice, but particularly following the significant catastrophic claims from hurricanes in 2005 and 2004, we attempt to manage our exposure to catastrophes. Reductions in property and casualty business written in catastrophe-prone areas, including an additional risk reduction program initiated in Florida in 2010, may have a negative impact on near-term business growth and results of operations.

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

Although we limit participation in our reinsurance programs to reinsurers with high financial strength ratings, our insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. In the case of the Florida Hurricane Catastrophe Fund (“FHCF”), financial deficits and difficulties in accessing the capital markets may require the FHCF to make additional assessments against participating insurers. Additional coverage made available by the FHCF to the insurance industry in future contract periods, as was done for the 2007 through 2009 contract periods, could increase the likelihood of assessments in periods following significant hurricane losses.

Additionally, the availability and cost of reinsurance are subject to prevailing market conditions beyond our control. For example, significant losses from hurricanes or terrorist attacks or an increase in capital requirements could have a significant adverse impact on the reinsurance market.

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

Changing climate conditions may adversely affect our financial condition, results of operations or cash flows.

Many scientists indicate that the world is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of our catastrophe reinsurance coverage, and our results of operations. Our risks related to catastrophic events and reinsurance are disclosed in more detail above. If an increase in weather events and/or wildfires were to occur, in addition to the attendant increase in claim costs, which could adversely impact our results of operations and financial condition, concentrations of insurance risk could impact our ability to make homeowners insurance available to our clients. This could adversely impact our volume of business and our results of operations or cash flows. New laws and regulations that may be implemented as a result of climate change also could have an adverse impact on our cost of doing business and our results of operations or cash flows.

Deviations from assumptions regarding future market appreciation, interest spreads, persistency, mortality and morbidity used in calculating life and annuity reserves and deferred policy acquisition expense amounts could have a material adverse impact on our financial condition and results of operations.

The processes of calculating reserve and deferred policy acquisition expense amounts for our life and annuity businesses involve the use of a number of assumptions, including those related to market appreciation (the rate of growth in market value of the underlying variable annuity subaccounts due to price appreciation), interest spreads (the interest rates expected to be received on investments less the rate of interest credited to contractholders), persistency (how long a contract stays with the company), mortality (the relative incidence of death over a given period of time) and morbidity (the relative incidence of disability resulting from disease or physical impairment). We periodically review the adequacy of these reserves and deferred policy acquisition expenses on an aggregate basis and, if future experience is estimated to differ significantly from previous assumptions, adjustments to reserves and deferred policy acquisition expenses may be required which could have a material adverse effect on our financial condition and results of operations.

An impairment of all or part of our goodwill could adversely affect our results of operations and financial condition.

At December 31, 2009, we had $47.4 million of goodwill recorded on our consolidated balance sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. The December 31, 2009 balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment. If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have an adverse effect on our results of operations and financial condition.

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

Since 2006, the Company has been transitioning from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on this foundation, in 2009 the Company began offering the opportunity for agents to be appointed by the Company as non-employee, independent contractor, Exclusive Agents. If we and the agency force are unable to successfully implement these approaches to expanding our points of distribution and further increasing the productivity of agents, our financial condition and results of operations could be adversely affected.

If we are not able to maintain and secure (1) payroll reduction authorizations and (2) product sponsorships and other relationships with the educational community, our financial condition and results of operations could be adversely affected.

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

We are subject to extensive regulation and supervision in the jurisdictions in which we do business. Each jurisdiction has a unique and complex set of laws and regulations. Furthermore, certain federal laws impose additional requirements on businesses, including insurers. Regulation generally is designed to protect the interests of policyholders, as opposed to stockholders and non-policyholder creditors. Such regulations, among other things, impose restrictions on the amount and type of investments our subsidiaries may hold. Certain states also regulate the rates insurers may charge for certain property and casualty products. Legislation and voter initiatives have expanded, in some instances, the states’ regulation of rates and have increased data reporting requirements. Consumer-related pressures to roll back rates, even if not enacted by legislation or upheld upon judicial appeal, may affect our ability to obtain timely rate increases or operate at desired levels of profitability. Changes in insurance regulations, including those affecting the ability of our insurance subsidiaries to distribute cash to us and those affecting the ability of our insurance subsidiaries to write profitable property and casualty insurance policies in one or more states, may adversely affect the financial condition and results of operations of our insurance subsidiaries. In addition, consumer privacy requirements may increase our cost of processing business. Our ability to comply with laws and regulations, at a reasonable cost, and to obtain necessary regulatory action in a timely manner, is and will continue to be critical to our success.

Examples of governmental regulation that has adversely affected the operations of our insurance subsidiaries include:

•	the adoption in several states of legislation and other regulatory action intended to reduce the premiums paid for automobile and homeowners insurance by residents of those states;

•	limitations on the use of key underwriting information, such as consumer credit or occupation, to properly price the assumed risk;

•	restrictions on a company’s ability to achieve pricing adequacy and/or reduce their volume of business in catastrophe prone areas; and

•	requirements that insurance companies:

•	pay assessments to support associations that fund state-sponsored insurance operations, or

•	involuntarily issue policies for high-risk automobile drivers.

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

In 2008, the United States Treasury Department issued a report, “Blueprint for Financial Regulatory Reform”, including recommendations to improve regulatory oversight of the financial services sector. The report includes a proposal that would establish a federal insurance regulatory structure and allow individual insurance companies the option of obtaining a federal charter, similar to the current dual-chartering system for banking. Congress also has pending proposals regarding optional federal chartering of insurance companies and other various insurance-related matters which have been subject to congressional hearings in 2008 and 2009. Due to the volatility in the financial markets which accelerated in the last half of 2008 and continued in 2009, and in particular volatility for companies in the financial services sector, it is possible that additional oversight or regulation could be imposed at the federal and/or state levels. Management will continue to monitor the existing proposals and any new proposals. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

The insurance industry is highly cyclical.

The results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. In particular, companies in the property and casualty insurance segment of the industry historically have experienced pricing and profitability cycles. With respect to these cycles, the factors having the greatest impact include significant and/or rapid changes in loss costs, including changes in loss frequency and/or severity; prior approval and restrictions in certain states for price increases; intense price competition; less restrictive underwriting standards; aggressive marketing; and increased advertising, which have resulted in higher industry-wide combined loss and expense ratios.

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

Horace Mann’s strategic objective is to become the company of choice in meeting the insurance and financial services needs of the educational community. With K-12 teachers, administrators, and support personnel representing a significant percentage of our business, the financial condition and results of operations of our subsidiaries could be more prone than many of our competitors to the effects of economic forces and other issues affecting the educator market including, but not limited to, state budget deficits and cut-backs and adverse changes in state and local tax revenues.

A reduction or elimination of the tax advantages of life and annuity products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. While the recent changes in IRS regulations governing 403(b) plans did not change the relative tax advantages of 403(b) annuities, our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that do affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our clients. As a result of economic conditions in 2008, 2009 and as of the time of this Annual Report on Form 10-K, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax advantaged products. See also “Business — Regulation — Regulation at Federal Level”.

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

Companies in the insurance industry have been subject to substantial litigation resulting from claims, disputes and other matters. Most recently, they have faced expensive claims, including class action lawsuits, alleging, among other things, improper sales practices and improper claims settlement procedures. Negotiated settlements of certain such actions have had a material adverse effect on many insurance companies. The resolution of such claims against any of our insurance subsidiaries, including the potential adverse effect on our reputation and charges against the earnings of our insurance subsidiaries as a result of legal defense costs, a settlement agreement or an adverse finding or findings against our insurance subsidiaries in such a claim, could have a material adverse effect on the financial condition and results of operations of our insurance subsidiaries.

Data security breaches could have an adverse impact on the Company’s business and reputation.

Unauthorized access to our client or employee data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors, could result in loss or theft of data and information or systems interruptions that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s clients, employees and business. In addition, any compromise of the security of our data could harm the Company’s reputation and business. We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no absolute assurances that security breaches will be prevented.

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

Loss of key vendor relationships could affect our operations.

We rely on services and products provided by a number of vendors in the United States and abroad. These include, for example, vendors of computer hardware and software and vendors of services such as claim adjustment services, investment management advisement, information technology consulting and employee benefits consulting/actuarial services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, we may suffer operational difficulties and financial losses. In addition, in some instances certain individuals working for vendors have provided services to us for extended periods of time, gaining substantial knowledge of the Company and our operations. The loss of continued service by those individuals could adversely impact our operations.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

HMEC’s home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling 230,000 square feet, approximately 200,000 square feet of which is office space, which is owned by the Company. Also in Springfield, the Company owns and leases some smaller buildings at other locations. In addition, the Company leases office space in suburban Dallas, Texas, and Raleigh, North Carolina, for its claims operations and leases office space in a number of states related to its field marketing operations. These properties, which are utilized by all of the Company’s business segments, are adequate and suitable for the Company’s current and anticipated future needs.

ITEM 3.	Legal Proceedings

The Company is not currently party to any material pending legal proceedings other than routine litigation incidental to its business.

ITEM 4.	[Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Dividends

HMEC’s common stock began trading on the NYSE in November 1991 under the symbol of HMN at a price of $9 per share. The following table sets forth the high and low sales prices of the common stock on the NYSE Composite Tape and the cash dividends paid per share of common stock during the periods indicated.

Fiscal Period	Market Price		Dividend Paid
	High	Low
2009:
Fourth Quarter	$14.81	$11.51	$0.0800
Third Quarter	14.76	9.53	0.0525
Second Quarter	10.70	7.76	0.0525
First Quarter	11.33	6.09	0.0525
2008:
Fourth Quarter	$14.00	$4.00	$0.0525
Third Quarter	17.00	11.95	0.1050
Second Quarter	18.64	14.01	0.1050
First Quarter	19.12	16.08	0.1050

The payment of dividends in the future is subject to the discretion of the Board of Directors of HMEC and will depend upon general business conditions, legal restrictions and other factors the Board of Directors may deem to be relevant. See also “Business — Cash Flow”.

Stock Price Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2004 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/04	12/05	12/06	12/07	12/08	12/09

HMEC	$100	$102	$111	$106	$53	$73
S&P 500 Insurance Index	$100	$114	$127	$119	$50	$57
S&P 500 Index	$100	$105	$121	$128	$81	$102

*	The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 16, 2010, the approximate number of holders of HMEC’s common stock was 2,700.

During 2009, no stock options were exercised.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

a.) Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our chief executive officer and our chief financial officer, determined that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.

The Company’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

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

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

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

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1) The following consolidated financial statements of the Company are contained in the Index to Financial Information on Page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

(a)(2) The following financial statement schedules of the Company are contained in the Index to Financial Information on page F-1 of this report:

Schedule I — Summary of Investments — Other than Investments in Related Parties.

Schedule II — Condensed Financial Information of Registrant.

Schedules III and VI Combined — Supplementary Insurance Information and Supplemental Information Concerning Property and Casualty Insurance Operations.

Schedule IV — Reinsurance.

(a)(3) The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description

(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit No.	Description

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10) Material contracts:

10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.	Description

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.	Description

10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 28, 2009, filed with the SEC on June 2, 2009.

Exhibit No.	Description

10.11*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.11 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

10.12*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.12(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.14(a)*	Amendment to Employment Agreement between HMEC and Louis G. Lower II as of January 1, 2008, incorporated by reference to Exhibit 10.14(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.14(b)*	Second Amendment to Employment Agreement between HMEC and Louis G. Lower II as of September 30, 2009, incorporated by reference to Exhibit 10.14(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

10.15*	Employment Agreement between HMSC and Stephen P. Cardinal as of November 20, 2008, incorporated by reference to Exhibit 10.15 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.		Description

	10.16*	Letter of Employment between HMSC and Brent H. Hamann effective February 9, 2009, incorporated by reference to Exhibit 10.16 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

	32.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

	(b)	See list of exhibits in this Item 15.

	(c)	See list of financial statement schedules in this Item 15.

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

Principal Executive Officer:	Directors:

/S/ LOUIS G. LOWER II	/S/ JOSEPH J. MELONE
Louis G. Lower II President, Chief Executive Officer and a Director	Joseph J. Melone, Chairman of the Board of Directors

/S/ MARY H. FUTRELL
Mary H. Futrell, Director

Principal Financial Officer:	/S/ STEPHEN J. HASENMILLER
Stephen J. Hasenmiller, Director

/S/ PETER H. HECKMAN	/S/ RONALD J. HELOW Ronald J. Helow, Director
Peter H. Heckman Executive Vice President and Chief Financial Officer

/S/ CHARLES A. PARKER
Charles A. Parker, Director

Principal Accounting Officer:	/S/ GABRIEL L. SHAHEEN
Gabriel L. Shaheen, Director
/S/ BRET A. CONKLIN
Bret A. Conklin Senior Vice President and Controller	/S/ ROGER J. STEINBECKER
Roger J. Steinbecker, Director

/S/ ROBERT STRICKER
Robert Stricker, Director

/S/ CHARLES R. WRIGHT
Charles R. Wright, Director

Dated: March 1, 2010

HORACE MANN EDUCATORS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share data)

Forward-looking Information

Statements made in the following discussion that are not historical in nature are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to known and unknown risks, uncertainties and other factors. Horace Mann is not under any obligation to (and expressly disclaims any such obligation to) update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements due to, among other risks and uncertainties inherent in the Company’s business, the following important factors:

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

•

The Company’s risk exposure to catastrophe-prone areas. Based on full year 2009 property and casualty direct earned premiums, the Company’s ten largest states represented 58% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: Florida, California, North Carolina, Texas, Louisiana, South Carolina and Georgia.

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

For 2009, the Company’s net income of $73.5 million represented an increase of $62.6 million compared to 2008. After-tax net realized investment gains and losses improved by $58.7 million between years. Catastrophe costs decreased $26.6 million after tax, with the entire amount in 2009 representing non-hurricane catastrophe costs which were at higher-than-average levels. Net income in 2009 was adversely impacted by an increase in large property losses, primarily sinkhole claims in Florida, and a late-year increase in automobile loss frequency. In addition, compared to 2008, net income in the current year decreased by $4.2 million due to a modest decrease in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 99.5% for 2009 compared to 100.7% for 2008. Beyond underwriting results, in 2009 net income for the property and casualty segment was reduced by $2.5 million after tax as a result of writing off the Company’s equity interest in the accumulated surplus of the North Carolina Coastal Property Insurance Pool. Annuity segment net income increased $3.9 million compared to 2008, as current year improvements in the interest margin and the favorable impact of the financial markets on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the adverse impact of the financial markets on the level of contract charges earned during the year. Life segment net income increased $2.0 million compared to a year earlier, reflecting growth in investment income partially offset by an increase in mortality costs. As described in “Results of Operations for the Three Years Ended December 31, 2009 — Income Tax Expense (Benefit)”, in 2008 the Company’s net income benefited by $4.2 million as a result of the completion of Internal Revenue Service (“IRS”) examination, with $2.6 million of that amount benefiting the annuity segment. The current year included transition costs of approximately $3.5 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, comparable to the amount incurred in 2008 related to the property and casualty claims office consolidation.

Premiums written and contract deposits of $1.0 billion increased 5% compared to 2008, primarily reflecting an increase in annuity single premium and rollover deposit receipts in 2009. Total annuity contract deposits received increased 12% compared to 2008. New automobile sales units for 2009 were 4% less than 2008, although average agent true new automobile sales productivity increased compared to a year earlier. The automobile new business decrease was offset by favorable policy retention and growth in average premium per policy. Life segment insurance premiums and contract deposits decreased 2% compared to 2008.

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

Fair Value Measurements

The Company utilizes the prescribed framework for measuring fair value that includes a hierarchy for classifying the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. The levels of the fair value hierarchy are as follows:

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

At December 31, 2009, Level 3 invested assets comprised approximately 0.2% of the Company’s total investment portfolio fair value. For additional detail, see “Notes to Consolidated Financial Statements — Note 3 — Fair Value of Financial Instruments” listed on page F-1 of this report.

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company receives prices from its custodian bank and investment manager. Fair values for the Company’s fixed maturity securities are based on prices provided by its investment manager. The prices from the custodian bank are compared to prices from the investment manager. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 93% of the portfolio was priced through pricing services or index priced as of December 31, 2009. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during 2009.

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

Other-than-temporary Impairment of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the debt security, or if it is more likely than not the Company will be required to sell the debt security before the anticipated recovery in fair value or if management does not expect to recover the entire cost basis of the debt security, an other-than-temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for debt securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in fair value or maturity; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for credit related losses associated with impaired debt securities. The amount of the total other-than-temporary impairment related to non-credit factors for debt securities is recognized in other comprehensive income, net of applicable taxes.

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

Goodwill

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is defined as an operating segment or one level below an operating segment. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments.

The goodwill impairment test, as defined in the accounting guidance, follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of confirming and measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess, and the charge could have a material adverse effect on the Company’s results of operations and financial position.

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2009. The first step of the Company’s analysis indicated that fair value exceeded carrying value for each reporting unit. Management’s determination of the fair value of each reporting unit incorporated multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

As part of the Company’s December 31, 2009 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances.

Subsequent reviews of goodwill could result in impairment due to the impact of volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization (stock price).

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At December 31, 2009, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.10 million and $0.20 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2009 — Policy Acquisition Expenses Amortized”.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of December 31, 2009. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	December 31, 2009			December 31, 2008
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)
Automobile liability	$74.0	$133.7	$207.7	$70.3	$129.5	$199.8
Automobile other	5.3	1.8	7.1	6.1	1.6	7.7
Homeowners	10.3	49.6	59.9	15.1	46.6	61.7
All other	5.9	20.4	26.3	3.9	24.7	28.6

Total	$95.5	$205.5	$301.0	$95.4	$202.4	$297.8

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2009, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2009 by approximately $7.6 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2006 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2009.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table as of December 31, 2009 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the three years ended December 31, 2009 is located in “Results of Operations for the Three Years Ended December 31, 2009 — Benefits, Claims and Settlement Expenses”.

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

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 5.27% was used by the Company for estimating accumulated benefits under the plan at December 31, 2009, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve. The expected annual return on plan assets assumed by the Company at December 31, 2009 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

To the extent that actual experience differs from the Company’s assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders ’ equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.1 million and $1.0 million, respectively. In addition, for every $1 million increase (decrease) in the value of pension plan assets, there is a comparable increase (decrease) in AOCI.

Results of Operations for the Three Years Ended December 31, 2009

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2009	2008	Percent	Amount	2007
Property & casualty
Automobile and property (voluntary)	$550.2	$542.2	1.5%	$8.0	$530.6
Involuntary and other property & casualty	3.3	3.7	-10.8%	(0.4)	4.6

Total property & casualty	553.5	545.9	1.4%	7.6	535.2
Annuity deposits	349.8	311.7	12.2%	38.1	337.1
Life	100.4	102.5	-2.0%	(2.1)	102.4

Total	$1,003.7	$960.1	4.5%	$43.6	$974.7

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2009	2008	Percent	Amount	2007
Property & casualty
Automobile and property (voluntary)	$544.1	$537.8	1.2%	$6.3	$525.1
Involuntary and other property & casualty	3.2	3.3	-3.0%	(0.1)	10.0

Total property & casualty	547.3	541.1	1.1%	6.2	535.1
Annuity	14.5	17.7	-18.1%	(3.2)	21.8
Life	97.8	99.7	-1.9%	(1.9)	97.4

Total	$659.6	$658.5	0.2%	$1.1	$654.3

For 2009, the Company’s premiums written and contract deposits increased $43.6 million, or 4.5%, compared to 2008, primarily reflecting increases in annuity single premium and rollover deposit receipts in 2009. For 2008, the Company’s premiums written and contract deposits decreased $14.6 million, or 1.5%, compared to 2007, largely due to decreases in single premium annuity deposit receipts in 2008. The reduced costs associated with the Company’s property and casualty catastrophe reinsurance program, as described below, represented a $6.9 million increase to premiums for 2008. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

The Company’s dedicated agency force totaled 715 at December 31, 2009, reflecting an increase of 6.7% compared to 670 agents at December 31, 2008. At December 31, 2007, the Company had 790 agents. In addition to agents, the Company’s total points of distribution include licensed producers who work with the agents. At December 31, 2009, there were 571 licensed producers, compared to 394 at December 31, 2008 and 253 at December 31, 2007.

Including these licensed producers, the Company’s total points of distribution increased to 1,286 at December 31, 2009, a growth of 20.9% compared to 12 months earlier. At the time of this Annual Report on Form 10-K, management anticipates that the year-end 2010 agent count will increase modestly as the Company continues its transition to its Agency Business Model and Exclusive Agent agreement, with a further increase in total points of distribution resulting from the growing number of licensed producers supporting agents who adopt the new models.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on the foundation of the Agency Business Model, in the fourth quarter of 2008 the Company introduced its Exclusive Agent agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. By January 1, 2009, the first 71 individuals migrated from being employee agents to functioning as independent Exclusive Agents. By December 31, 2009, 249 individuals were appointed as Exclusive Agents, including both individuals migrating from employee agent status and individuals newly appointed to market the Company’s products. See additional description in “Business — Corporate Strategy and Marketing — Dedicated Agency Force”.

For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the overall decreases in automobile and home sales. In 2009, total new automobile sales units were 4.1% less than the prior year, including a 1.7% decrease in true new automobile sales units. Fourth quarter 2009 true new automobile sales units were 4.0% greater than the same period in 2008, helping to narrow the gap for the full year comparison. New homeowners sales units decreased 1.4% compared to 2008, after also reflecting positive sales growth in the fourth quarter of 2009. Annuity new business increased 31.4% compared to 2008, reflecting new business growth in the Company’s core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) of 21.9% coupled with a 34.5% increase in single premium and rollover deposits, including both Horace Mann and third-party vendor products. Both the Company’s dedicated agency force and the independent agent distribution channel contributed to the growth in sales of Horace Mann annuity products. Growth in annuity new business has been supported by the Company’s approved 403(b) payroll reduction capabilities. The Company has payroll slots in approximately one-third of the 15,400 public school districts in the United States. Sales of new life insurance products have been adversely impacted by current economic conditions industry wide. In spite of these conditions, the Company’s introduction of a new educator-focused portfolio of term and whole life products in the third quarter of 2009 led to life new business levels for 2009 that were comparable to 2008. Within that 2009 life sales comparison, a decline in sales of third-party vendor products more than offset the 4.1% increase in sales of Horace Mann’s life products. For 2009, total new business sales increased 22.8% compared to 2008. In total, dedicated agent sales for 2009 increased 11.4% compared to the prior year. Average overall productivity per agent increased compared to 2008, reflecting improvements in the Company’s lead lines of business — voluntary automobile and annuity. Average agent productivity is measured as new sales premiums or new business units from the dedicated agent force per the average number of dedicated agents for the period.

Total voluntary automobile and homeowners premium written increased 1.5%, or $8.0 million, in 2009, including a $3.2 million increase in catastrophe reinsurance premiums for 2009. The automobile and homeowners average written premium per policy each increased compared to 2008, with the change in average premium for both lines moderated by the improved quality of the books of business. For 2009, approved rate increases for the Company’s automobile and homeowners business were minimal, but slightly more than rate actions in 2008. At December 31, 2009, there were 528,000 voluntary automobile and 262,000 homeowners policies in force, for a total of 790,000 policies, compared to a total of 798,000 policies at December 31, 2008 and 801,000 at December 31, 2007.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.3% at December 31, 2009 compared to 91.1% at December 31, 2008 and 91.0% at December 31, 2007. The property 12-month new and renewal policy retention rate was 88.8% at December 31, 2009 compared to 88.6% and 88.3% at December 31, 2008 and 2007, respectively.

Voluntary automobile premium written increased 1.3% ($4.7 million) compared to 2008. In 2008, voluntary automobile premium written increased 0.7% ($2.5 million) compared to 2007. In 2009, the premium growth was driven by a modest increase in average written premium per policy. Average earned premium per policy also increased modestly. In 2008, automobile average written premium per policy and average earned premium per policy increased modestly, while policies in force were equal to December 31, 2007. Automobile policies in force at December 31, 2009 decreased 7,000 compared to both December 31, 2008 and December 31, 2007. The number of educator policies increased throughout the periods.

Voluntary homeowners premium written increased 1.9% ($3.3 million) compared to 2008 including the higher amount of catastrophe reinsurance premiums noted above. In 2008, voluntary homeowners premium written increased 5.5% ($9.1 million) compared to 2007 including a reduction in catastrophe reinsurance premiums of $6.9 million benefitting the 2008 comparison. Homeowners average written and earned premium per policy each increased 4% in 2009 compared to 2008. Homeowners average written premium per policy increased 3% in 2008, while average earned premium per policy increased 5% in 2008. Homeowners policies in force at December 31, 2009 decreased 1,000 compared to December 31, 2008; and homeowners policies in force at December 31, 2008 decreased 3,000 compared to December 31, 2007. Over both years, growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. The Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. The Company’s dedicated agents will continue to work closely with customers to find coverage with other third-party companies that are continuing to underwrite property risks in Florida. While this action will likely impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve underwriting results by 2012.

During 2009, ongoing and recurring proceedings occurred in North Carolina challenging private passenger automobile rates. Notification received by the Company indicates that the proceedings are complete, resulting in a rate increase for the Company that is slightly lower than the rate the Company submitted. For 2009, the Company escrowed $0.6 million of premiums received related to these proceedings which will be refunded to policyholders.

Annuity deposits received increased 12.2% in 2009 after decreasing 7.5% in 2008, compared to the respective prior years. In both comparisons, the primary driver was the change in single premium and rollover deposit receipts. In 2009, single premium and rollover deposits increased 42.3%, more than offsetting the 3.2% decline in scheduled annuity deposit receipts. In 2009, new deposits to variable accounts decreased 16.5%, or $22.2 million, and new deposits to fixed accounts increased 34.0%, or $60.3 million, compared to the prior year. Management continues to see benefits of becoming a stronger presence in the educator annuity market subsequent to the implementation of new Internal Revenue Service Section 403(b) regulations, effective January 1, 2009. Also, management believes that educators view the Company as having a recognized brand and providing personalized advice through agents with a local presence, leading to new business growth and strong annuity business persistency. In 2008, new deposits to variable accounts decreased 10.3%, or $15.5 million, and new deposits to fixed accounts decreased 5.3%, or $9.9 million, compared to 2007. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

The Company utilizes a nationwide network of independent agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The independent agent distribution channel included 832 authorized agents at December 31, 2009. During 2009, this channel generated $52.6 million in annualized new annuity sales for the Company compared to $21.3 million in 2008 and $32.9 million in 2007, reflecting increases in single and rollover deposit business as well as scheduled deposit business.

Total annuity accumulated cash value of $3.7 billion at December 31, 2009 increased 13.8% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. Total annuity accumulated cash value of $3.3 billion at December 31, 2008 decreased 12.2% compared to a year earlier, as the increase from new deposits received and favorable retention was more than offset by unfavorable financial market performance over the 12 months ended December 31, 2008. At December 31, 2009, the number of annuity contracts outstanding of 178,000 increased 4.1%, or 7,000 contracts, compared to December 31, 2008 and increased 6.6%, or 11,000 contracts, compared to December 31, 2007.

Variable annuity accumulated balances at December 31, 2009 reflected growth of 27.1% compared to December 31, 2008, reflecting financial market performance — which improved somewhat during the second and third quarters of 2009, followed by more notable improvement in the fourth quarter. Full year annuity segment contract charges earned decreased 18.1%, or $3.2 million, compared to 2008, reflecting the reduced account values throughout much of 2009. Variable annuity accumulated balances were 38.2% lower at December 31, 2008 than at December 31, 2007, primarily reflecting financial market performance, and annuity segment contract charges earned decreased 18.8%, or $4.1 million, compared to 2007.

Life segment premiums and contract deposits decreased 2.0% compared to 2008. In 2008, life segment premiums and contract deposits were comparable to 2007. The ordinary life insurance in force lapse ratio was 5.4% for both the 12 months ended December 31, 2009 and 2008, compared to 5.8% for the 12 months ended December 31, 2007.

Net Investment Income

For 2009, pretax investment income of $246.8 million increased 7.2%, or $16.5 million, (7.2%, or $11.2 million, after tax) compared to 2008. For 2008, pretax investment income of $230.3 million increased 2.9%, or $6.5 million, (2.8%, or $4.2 million, after tax) compared to 2007. The increase in 2009 primarily reflected growth in the size of the average investment portfolio on an amortized cost basis, and was accompanied by improvement in the average pretax yield. Average invested assets (excluding securities lending collateral) increased 5.2% over the 12 months ended December 31, 2009. The average pretax yield on the investment portfolio was 5.63% (3.82% after tax) for 2009, compared to a pretax yield of 5.52% (3.75% after tax) and 5.53% (3.76% after tax) for 2008 and 2007, respectively. For 2009, the Company’s investment portfolio yield reflected the adverse impact of the elevated level of short-term investments in the portfolio related to the Company’s opportunistic capital gains programs during the year, selective reinvestment of the sales proceeds and strong operational cash flows throughout the year. While the short-term position was somewhat reduced during the fourth quarter of 2009, management anticipates reinvesting the majority of these funds in intermediate and long term bonds throughout 2010.

Net Realized Investment Gains and Losses

For 2009, net realized investment gains (pretax) were $26.3 million compared to net realized investment losses of $63.9 million in 2008 and $3.4 million in 2007. The net gains and losses in all periods were realized from the recording of impairment charges and ongoing investment portfolio management activity. In addition, 2009, 2008 and 2007 included $1.5 million, $1.1 million and $0.3 million, respectively, of litigation proceeds primarily on previously impaired Enron Corp. and WorldCom, Inc. debt securities.

In the fourth quarter of 2009, pretax net realized investment gains of $4.6 million included (1) a $0.2 million credit-related impairment write-down related to one issuer and (2) $2.3 million of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $5.7 million of realized gains on other security disposals, including $1.4 million of realized gains on previously impaired securities that were disposed of during the quarter — primarily financial sector securities, and $1.4 million of litigation proceeds on debt securities.

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

There were securities priced below 80% of book value at December 31, 2009 that were not impaired. While the credit markets and credit spreads continued to improve across virtually all asset classes in 2009 resulting in significant improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows. Management views the decrease in value of all of these securities as temporary. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of December 31, 2009 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2008, credit spreads improved across virtually all asset classes in 2009, with the Company’s investment grade corporate bond portfolio showing the most significant improvement in net unrealized gains. Some of the more highly stressed asset classes also showed improvement during 2009, including the Company’s commercial mortgage-backed securities portfolio and its financial institution bond and preferred stock holdings. However, the persisting uncertainty and resultant volatility in the financial markets continued to have an adverse effect on the fair value of investments. The Company’s commercial mortgage-backed securities continue to be the most impacted.

	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain(Loss)
Fixed Maturity Securities
Corporate bonds
Utilities	50	$306.1	$289.4	$16.7
Banking and Finance	46	275.2	271.0	4.2
Energy	43	221.9	207.0	14.9
Health Care	36	130.0	125.8	4.2
Insurance	25	114.5	114.4	0.1
Telecommunications	23	112.0	105.8	6.2
Metal and Mining	12	68.5	68.3	0.2
Broadcasting and Media	12	61.2	57.4	3.8
Transportation	14	59.5	58.5	1.0
Natural Gas	12	57.6	53.9	3.7
All Other Corporates (1)	135	432.1	415.4	16.7

Total corporate bonds	408	1,838.6	1,766.9	71.7
Mortgage-backed securities
U.S. government and federally sponsored agencies	322	455.1	436.8	18.3
Commercial	127	267.4	334.9	(67.5)
Other	14	16.6	16.3	0.3
Municipal bonds	277	913.9	891.1	22.8
Government bonds
U.S.	6	347.2	361.0	(13.8)
Foreign	8	41.9	39.9	2.0
Collateralized debt obligations (2)	9	14.3	18.4	(4.1)
Asset-backed securities	58	204.9	196.7	8.2

Total fixed maturity securities	1,229	$4,099.9	$4,062.0	$37.9

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	18	$40.3	$42.8	$(2.5)
Insurance	8	7.5	7.9	(0.4)
Real Estate	2	5.1	4.9	0.2
Utilities	4	5.0	5.0	*
U.S. federally sponsored agencies	2	0.1	*	0.1
Common stocks
Cable	3	1.1	0.9	0.2
Technology and other	2	0.6	*	0.6

Total equity securities	39	$59.7	$61.5	$(1.8)

Total	1,268	$4,159.6	$4,123.5	$36.1

*	Less than $0.1 million.
(1)	The All Other Corporates category contains 19 additional industry classifications. Technology, industrial, food and beverage, miscellaneous, retail and automobile represented $258.7 million of fair value at December 31, 2009, with the remaining 13 classifications each representing less than $31 million.
(2)	Based on fair value, 76.9% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2009.

At December 31, 2009, the Company’s diversified fixed maturity securities portfolio consisted of 1,487 investment positions, issued by 1,229 entities, and totaled approximately $4.1 billion in fair value. This portfolio was 94.8% investment grade, based on fair value, with an average quality rating of A+.

At December 31, 2009, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had two subprime securities with a fair value of $0.5 million and an unrealized gain of less than $0.1 million at December 31, 2009. The “Alt-A” mortgage loan exposure was comprised of one security with a total fair value of approximately $0.5 million, vintage year 2004, with an unrealized loss of approximately $0.1 million at December 31, 2009.

At December 31, 2009, the Company had $267.4 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with a net unrealized loss of $67.5 million. CMBS spreads remained wide as of December 31, 2009, particularly for the more recent vintages with lower ratings. The Company’s CMBS portfolio is 95% investment grade, with an overall credit rating of AA-, and is well diversified by property type, geography and sponsor. The Company uses an estimate of future cash flows expected to be collected to evaluate the CMBS portfolio. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, payment terms, property type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default and loss severity assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the commercial mortgage-backed security held by the Company.

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	December 31, 2009		December 31, 2008
	Fair Value	Pretax Unrealized Gain (Loss)	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	$104.3	$(3.7)	$133.4	$(32.1)
AA	68.7	(9.1)	57.4	(17.4)
A	65.1	(28.1)	30.4	(58.9)
BBB	16.5	(7.1)	0.5	(0.1)
BB and below	12.8	(19.5)	—	—

Total	$267.4	$(67.5)	$221.7	$(108.5)

Vintage
2003 and prior	$18.2	$(1.4)	$25.9	$(4.2)
2004	14.9	(3.9)	14.5	(8.6)
2005	67.5	(45.0)	58.4	(71.2)
2006	43.9	(13.7)	32.7	(21.8)
2007	41.0	(0.7)	27.0	(1.6)
2008	42.3	(2.2)	63.2	(1.1)
2009	39.6	(0.6)	—	—

Total	$267.4	$(67.5)	$221.7	$(108.5)

Property type
Conduit/Fusion	$126.7	$(62.4)	$120.8	$(106.4)
Military housing	54.4	(5.4)	40.4	(2.6)
GNMA project loans	52.3	(0.4)	40.2	4.9
Cell tower	25.2	2.0	9.9	(1.8)
Timber	4.8	*	3.7	(1.0)
Single borrower	4.0	(1.3)	6.7	(1.6)

Total	$267.4	$(67.5)	$221.7	$(108.5)

*	Less than $0.1 million.

At December 31, 2009, the Company had $315.5 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $1.7 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention and credit enhancement programs.

At December 31, 2009, the Company had $913.9 million fair value invested in municipal bonds with a net unrealized gain of $22.8 million. Approximately 68% of the municipal bonds are tax-exempt and 72% are revenue bonds. The overall credit quality of these securities was AA, with approximately 44% of the value insured at December 31, 2009. This represents approximately 9% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA at December 31, 2009.

At December 31, 2009, the fixed maturity securities and equity securities portfolio had $141.8 million pretax of gross unrealized losses related to 480 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at December 31, 2009, including the length of time that the securities continuously have been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of December 31, 2009

	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	159	$779.6	$801.8	$(22.2)
4 through 6 months	6	38.9	40.4	(1.5)
7 through 9 months	7	41.6	44.6	(3.0)
10 through 12 months	12	22.7	26.1	(3.4)
13 through 24 months	107	210.8	236.6	(25.8)
25 through 36 months	61	166.2	210.5	(44.3)
37 through 48 months	3	7.3	8.0	(0.7)
Greater than 48 months	3	11.5	13.4	(1.9)

Total	358	$1,278.6	$1,381.4	$(102.8)

Non-investment grade
3 Months or less	2	$1.9	$1.9	*
4 through 6 months	—	—	—	—
7 through 9 months	—	—	—	—
10 through 12 months	1	0.8	2.4	$(1.6)
13 through 24 months	34	44.3	51.4	(7.1)
25 through 36 months	37	54.4	73.2	(18.8)
37 through 48 months	6	6.5	11.8	(5.3)
Greater than 48 months	7	8.2	8.6	(0.4)

Total	87	$116.1	$149.3	$(33.2)

Not rated	—	—	—	—

Total fixed maturity securities	445	$1,394.7	$1,530.7	$(136.0)

Equity Securities (1)
Investment grade
3 Months or less	1	$0.5	$0.5	*
4 through 6 months	—	—	—	—
7 through 9 months	—	—	—	—
10 through 12 months	2	3.3	4.2	$(0.9)
13 through 24 months	16	14.8	17.7	(2.9)
25 through 36 months	10	7.2	8.7	(1.5)
37 through 48 months	1	4.4	4.5	(0.1)
Greater than 48 months	—	—	—	—

Total	30	$30.2	$35.6	$(5.4)

Non-investment grade, all 25 through 36 months	4	$1.8	$2.2	$(0.4)

Not rated, all 4 through 6 months	1	*	*	*

Total equity securities	35	$32.0	$37.8	$(5.8)

Total fixed maturity securities and equity securities	480	$1,426.7	$1,568.5	$(141.8)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 60 were trading below 80% of book value at December 31, 2009 and the table below provides additional information regarding these securities. These positions were structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2009

	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	12	$16.5	$21.6	$(5.1)
4 through 6 months	—	—	—	—
7 through 9 months	2	1.9	2.7	(0.8)
10 through 12 months	2	3.7	4.9	(1.2)
13 through 24 months	25	50.7	90.2	(39.5)
Greater than 24 months	—	—	—	—

Total	41	$72.8	$119.4	$(46.6)

Non-investment grade
3 Months or less	4	$4.0	$5.2	$(1.2)
4 through 6 months	—	—	—	—
7 through 9 months	—	—	—	—
10 through 12 months	3	4.3	7.1	(2.8)
13 through 24 months	8	14.3	37.4	(23.1)
Greater than 24 months	—	—	—	—

Total	15	$22.6	$49.7	$(27.1)

Not rated	—	—	—	—

Total fixed maturity securities	56	$95.4	$169.1	$(73.7)

Equity Securities (1)
Investment grade
3 Months or less	—	—	—	—
4 through 6 months	—	—	—	—
7 through 9 months	—	—	—	—
10 through 12 months	1	$2.8	$3.7	$(0.9)
13 through 24 months	3	3.8	5.7	(1.9)
Greater than 24 months	—	—	—	—
Non-investment grade	—	—	—	—
Not rated	—	—	—	—

Total equity securities	4	$6.6	$9.4	$(2.8)

Total fixed maturity securities and equity securities	60	$102.0	$178.5	$(76.5)

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

The 60 securities with fair values below 80% of book value at December 31, 2009 represented approximately 2.2% of the Company’s total investment portfolio at fair value. Approximately 20.1% of those securities have been below 80% of book value for three months or less as of December 31, 2009. Of the total securities trading below 80% of book value, 15 securities had fair values less than 50% of book value, representing 0.6% of the Company’s total investment portfolio, with a pretax unrealized loss of $44.8 million. Commercial mortgage-backed securities represented $39.3 million of the pretax unrealized loss from securities with fair value less than 50% of book value at December 31, 2009.

While the credit markets and credit spreads continued to improve across virtually all asset classes in 2009 resulting in significant improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. The Company’s commercial mortgage-backed securities continue to be the most impacted. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2009 — which has been driven largely by spread widening, market illiquidity and changes in interest rates from the date of acquisition — as temporary. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2009. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. Following revisions in September 2009 to further reduce issuer concentrations, the Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2008.

Investment Positions With Fair Value Below 80% of Amortized Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2008

	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Fixed Maturity Securities
Investment grade
3 Months or less	130	$253.6	$375.8	$(122.2)
4 through 6 months	42	72.5	127.3	(54.8)
7 through 9 months	13	12.8	45.6	(32.8)
10 through 12 months	4	7.5	26.0	(18.5)
Greater than 12 months	—	—	—	—

Total	189	$346.4	$574.7	$(228.3)

Non-investment grade
3 Months or less	78	$47.3	$68.3	$(21.0)
4 through 6 months	11	5.5	9.8	(4.3)
7 through 9 months	3	4.0	7.6	(3.6)
10 through 12 months	1	0.5	0.9	(0.4)
Greater than 12 months	—	—	—	—

Total	93	$57.3	$86.6	$(29.3)

Not rated	—	—	—	—

Total fixed maturity securities	282	$403.7	$661.3	$(257.6)

Equity Securities (1)
Investment grade
3 Months or less	10	$5.2	$8.2	$(3.0)
4 through 6 months	31	23.3	40.0	(16.7)
7 through 9 months	5	0.8	2.2	(1.4)
10 through 12 months	1	0.8	1.9	(1.1)
Greater than 12 months	—	—	—	—
Non-investment grade, all 3 months or less	2	1.1	1.7	(0.6)
Not rated, all 3 months or less	3	0.1	0.1	*

Total equity securities	52	$31.3	$54.1	$(22.8)

Total fixed maturity securities and equity securities	334	$435.0	$715.4	$(280.4)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Other Income

In August 2009, the State of North Carolina adopted legislation that created uncertainty about the ownership status of the accumulated surplus of the North Carolina Beach Plan (the “Plan”), hereafter to be known as the North Carolina Coastal Property Pool. The legislation provides that the accumulated surplus held shall be retained from year to year and members shall not be entitled to distributions of any portion of the surplus. The legislation also caps future assessments that may be levied against insurers. Based on the legislation and information available as of December 31, 2009, management determined that the Company’s $3.8 million equity interest in the accumulated surplus of the Plan was unrecoverable and recorded a write-off charge reflected within Other Income in the Consolidated Statements of Operations. There was no comparable charge in 2008 or 2007.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2009	2008	Percent	Amount	2007
Property and casualty	$407.1	$416.1	-2.2%	$(9.0)	$360.4
Annuity	(0.5)	1.7	N.M.	(2.2)	0.2
Life	52.1	53.7	-3.0%	(1.6)	47.9

Total	$458.7	$471.5	-2.7%	$(12.8)	$408.5

Property and casualty catastrophe losses, included above (1)	$33.1	$73.9	-55.2%	$(40.8)	$23.6

N.M. - Not meaningful.

(1)	See footnote (2) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2009	2008	2007
Incurred claims and claim expenses:
Claims occurring in the current year	$418.8	$434.2	$380.4
Decrease in estimated reserves for claims occurring in prior years (1) (2)	(11.7)	(18.1)	(20.0)

Total claims and claim expenses incurred	$407.1	$416.1	$360.4

Property and casualty loss ratio:
Total	74.4%	76.9%	67.4%
Effect of catastrophe costs, included above (2)	6.1%	13.7%	4.4%

(1)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(2)	(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2009	2008	2007
Three months ended
March 31	$(3.4)	$(2.7)	$(5.5)
June 30	(2.1)	(2.4)	(5.6)
September 30	(2.8)	(6.3)	(3.7)
December 31	(3.4)	(6.7)	(5.2)

Total full year	$(11.7)	$(18.1)	$(20.0)

Property and casualty catastrophe losses were incurred as follows:

Three months ended
March 31	$4.5	$5.4		$2.5
June 30	15.1	22.4		4.9
September 30	12.3	36.2	*	10.3
December 31	1.2	9.9	**	5.9

Total full year	$33.1	$73.9		$23.6

*	Included approximately $5 million related to reserve development for catastrophe activity in the second quarter of 2008.
**	Included approximately $7 million related to reserve development for hurricane catastrophe activity in the third quarter of 2008.

In 2009, the Company’s benefits, claims and settlement expenses of $458.7 million decreased 2.7%, or $12.8 million, compared to 2008. The change reflected a decrease in catastrophe losses partially offset by increases in large property losses, primarily sinkhole claims in Florida, automobile loss frequency, and non-catastrophe weather-related losses; a smaller decrease in estimated reserves for property and casualty claims occurring in prior years; and an increase in life mortality costs. In addition, for the automobile line the adverse prior year variance included favorable loss experience in 2008, which reflected the impact of higher gas prices on miles driven that year. In 2008, the Company’s benefits, claims and settlement expenses of $471.5 million increased 15.4%, or $63.0 million, compared to 2007. This increase included a $50.3 million increase in catastrophe losses, largely resulting from Hurricanes Gustav and Ike. Property and casualty claims in 2008 also reflected a significant increase in non-catastrophe weather-related losses compared to 2007.

For 2009, the favorable development of prior years’ property and casualty reserves of $11.7 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2006 and prior. In 2008, favorable development of prior years’ property and casualty reserves of $18.1 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2007 loss reserve estimate, primarily driven by favorable voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior. In 2007, the current period favorable development of prior years’ reserves of $20.0 million was the result of actual and remaining projected losses for prior years, primarily accident years 2006 and 2005, being below the level anticipated in the December 31, 2006 loss reserve estimate for both the voluntary automobile and homeowners lines of business. The favorable development was driven primarily by emerging claim trends related to voluntary automobile claim severity and homeowners claim frequency.

For 2009, the voluntary automobile loss ratio of 72.4% increased by 4.4 percentage points compared to 2008, including a 1.9 percentage point increase due to the lower level of favorable development of prior years’ reserves in the current period. In addition, in the fourth quarter of 2009 the Company experienced an increase in frequency of automobile losses which impacted the full year result. The homeowners loss ratio of 78.6% for 2009 decreased 18.6 percentage points compared to a year earlier, including a 22.8 percentage point decrease due to the lower level of catastrophe costs. Catastrophe costs represented 17.6 percentage points of the homeowners loss ratio for 2009 compared to 40.4 percentage points for 2008. The homeowners loss ratio reflected a moderate increase in non-catastrophe weather-related losses in 2009, as well as an increase in large property losses, primarily sinkhole claims in Florida. In addition to the above factors, the loss ratios in 2009 and 2008 included costs of consolidating the Company’s claims offices which management expects to be non-recurring in nature. For total property and casualty, the $3.9 million and $4.4 million of claims office consolidation costs incurred in 2009 and 2008, respectively, represented 0.7 percentage point and 0.8 percentage point of the loss ratio for the respective years. For 2007, the voluntary automobile loss ratio was 69.7% and the homeowners loss ratio was 60.4%, including 13.6 percentage points due to catastrophe costs.

For the annuity segment, benefits for 2009 decreased compared to 2008. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.5 million at December 31, 2009, compared to $1.3 million at December 31, 2008 and less than $0.1 million at December 31, 2007. The changes in this reserve in both 2009 and 2008 reflected the impact of volatile financial markets performance.

For the life segment, benefits in 2009 decreased $1.6 million compared to 2008, as an increase in mortality costs in the current period was more than offset by the change in benefit reserves. Life segment benefits increased $5.8 million in 2008 compared to 2007, primarily reflecting higher mortality costs in 2008.

Interest Credited to Policyholders

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2009	2008	Percent	Amount	2007
Annuity	$100.0	$93.5	7.0%	$6.5	$90.0
Life	39.4	38.3	2.9%	1.1	37.2

Total	$139.4	$131.8	5.8%	$7.6	$127.2

Compared to 2008, the current year increase in annuity segment interest credited reflected a 7.5% increase in average accumulated fixed deposits, partially offset by a 2 basis point decline in the average annual interest rate credited to 4.26%. Compared to 2007, the 2008 increase in annuity segment interest credited reflected a 5.0% increase in average accumulated fixed deposits, partially offset by a 6 basis point decline in the average annual interest rate credited to 4.28%. Life insurance interest credited increased in both 2009 and 2008 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2009, 2008 and 2007 were 169 basis points, 154 basis points and 143 basis points, respectively.

As of December 31, 2009, fixed annuity account values totaled $2.5 billion, including $2.2 billion of deferred annuities. Of the deferred annuity account values, 24% had minimum guaranteed interest rates of 3% or lower while 66% had minimum guaranteed rates of 4.5% or greater. For $1.7 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 15 basis points compared to 2008, reflecting improvements in the Company’s investment portfolio yields. In 2009, the Company’s total investment portfolio yield reflected the adverse impact of the elevated level of short-term investments in the portfolio related to the Company’s opportunistic capital gains programs during the year, selective reinvestment of the sales proceeds and strong operational cash flows throughout the year. While the short-term position was somewhat reduced during the fourth quarter of 2009, management anticipates reinvesting the majority of these funds in intermediate or long term bonds throughout 2010. The 2008 annuity net interest spread increased 11 basis points compared to 2007, due to improvements in the Company’s investment portfolio yield and continued decreases in average interest crediting rates.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $80.4 million for 2009 compared to $79.1 million and $75.7 million for the years ended December 31, 2008 and 2007, respectively. For December 31, 2009, the valuation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $1.3 million, primarily due to the impact of financial market performance more than offsetting the impact of investment gains related to this segment recognized during the year, compared to a $4.0 million increase in amortization from a similar valuation at December 31, 2008. Within the 2008 valuation impact, the approximately $7 million favorable impact of investment losses recognized in 2008 was more than offset by the approximately $11 million adverse impact of financial market performance. For the life segment, the December 31, 2009 valuation of deferred policy acquisition costs resulted in a $0.9 million increase in amortization compared to a $0.2 million increase recorded at December 31, 2008. The December 31, 2007 valuations of annuity and life deferred policy acquisition costs resulted in amortization increases of $1.2 million and $0.2 million, respectively.

Operating Expenses

In 2009, operating expenses increased 6.6%, or $8.8 million, compared to 2008. The expense growth was driven primarily by higher incentive compensation expense, partly due to the increase in Horace Mann’s common stock price in 2009. Operating expenses in 2008 reflected significant reductions in incentive compensation, due in part to the decline in Horace Mann’s stock price during the year. The current period increase also was attributable to increased strategic investments in distribution initiatives in 2009. In 2008, operating expenses decreased 4.7%, or $6.6 million, compared to 2007, with the decline attributable primarily to lower incentive compensation, partially offset by the impact of increased strategic investments in distribution and technology initiatives. The property and casualty expense ratio of 25.1% for 2009 increased 1.3 percentage points compared to 2008, reflecting the items above impacting the total Company. The property and casualty expense ratio was 24.5% in 2007.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million, $5.3 million and $5.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amortization of the value of annuity business acquired in the 1989 acquisition of the Company was completed as of December 31, 2008. The remaining $0.2 million of value of acquired insurance in force for the life segment was amortized in the first three months of 2009.

Income Tax Expense (Benefit)

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 29.0% for the year ended December 31, 2009. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.4 percentage points for 2009. For the year ended December 31, 2008, the Company recorded a tax benefit of $10.7 million on pretax income of $0.2 million, including net realized investment gains and losses. The 2008 amount included a reduction of $4.2 million as a result of the IRS completing its examination of the 2002, 2004, 2005 and 2006 tax years in 2008. This reduction benefited the net income of the Company’s segments as follows: annuity segment $2.6 million, corporate and other segment $1.2 million, and property and casualty segment $0.4 million. Due to the reduced level of income in 2008, expression of the impact of income from investments in tax-advantaged securities as a percentage was not meaningful for that year. For 2007, the effective income tax rate on the Company’s pretax income including net realized investment gains and losses was 29.3%, reflecting a reduction of 6.4 percentage points due to income from investments in tax-advantaged securities.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At December 31, 2009, the Company had federal income tax returns for the 2006 through 2009 tax years still open and subject to examination by taxing authorities. The Company has recorded $1.6 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For 2009, the Company’s net income of $73.5 million represented an increase of $62.6 million compared to 2008. After-tax net realized investment gains and losses improved by $58.7 million between years. Catastrophe costs decreased $26.6 million after tax, with the entire amount in 2009 representing non-hurricane catastrophe costs which were at higher-than-average levels. Net income in 2009 was adversely impacted by an increase in large property losses, primarily sinkhole claims in Florida, and a late-year increase in automobile loss frequency. In addition, compared to 2008, net income in the current year decreased by $4.2 million due to a modest decrease in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 99.5% for 2009 compared to 100.7% for 2008. Beyond underwriting results, in 2009 net income for the property and casualty segment was reduced by $2.5 million after tax as a result of writing off the Company’s equity interest in the accumulated surplus of the North Carolina Coastal Property Insurance Pool. Annuity segment net income increased $3.9 million compared to 2008, as current year improvements in the interest margin and the favorable impact of the financial markets on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the adverse impact of the financial markets on the level of contract charges earned during the year. Life segment net income increased $2.0 million compared to a year earlier, reflecting growth in investment income partially offset by an increase in mortality costs. As described in “Results of Operations for the Three Years Ended December 31, 2009 — Income Tax Expense (Benefit)”, in 2008 the Company’s net income benefited by $4.2 million as a result of the completion of Internal Revenue Service (“IRS”) examination, with $2.8 million of that amount benefiting the annuity segment. The current year included transition costs of approximately $3.5 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, comparable to the amount incurred in 2008 related to the property and casualty claims office consolidation.

For 2008, the Company’s net income of $10.9 million represented a decrease of $71.9 million compared to 2007, including a $39.3 million reduction in after-tax net realized investment gains and losses. Catastrophe costs increased $32.8 million after tax and non-catastrophe weather-related losses also increased significantly compared to the prior year. In addition, compared to 2007, net income in 2008 was negatively impacted by $1.2 million due to a modestly reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.7% for

2008 compared to 91.9% for 2007. As described above in “Income Tax Expense (Benefit)”, net income for 2008 benefited by $4.2 million as a result of the completion of IRS examinations. Annuity segment net income decreased slightly compared to 2007, due to a decline in contract charges and fees nearly offset by the federal income tax benefit described above. On a pretax basis for the annuity segment, improvements in the interest margin in 2008 were offset by the adverse impact of the financial markets on the level of contract charges earned, the valuation of deferred policy acquisition costs and the Company’s guaranteed minimum death benefit reserve. Life segment net income decreased $0.9 million, or 5.2%, compared to a year earlier, as growth in earned premium of $2.3 million and investment income of $2.3 million was more than offset by higher mortality costs.

For 2007, the Company’s net income included $2.2 million of after tax realized investment losses. Consistent with management’s expectations and industry experience at the time, the increase in property and casualty average loss costs per policy that year exceeded the increase in average premium per policy for the 2007 accident period, which adversely impacted the combined ratio and net income. Results in 2007 were positively impacted by favorable development of prior years’ property and casualty non-catastrophe reserves but were negatively impacted by an increase in the cost of the Company’s catastrophe reinsurance program. Including all of these factors, the property and casualty combined ratio was 91.9% for 2007.

Net income (loss) by segment and net income per share were as follows:

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2009	2008	Percent	Amount	2007
Analysis of net income (loss) by segment:
Property and casualty	$30.0	$28.1	6.8%	$1.9	$61.2
Annuity	21.2	17.3	22.5%	3.9	17.6
Life	18.4	16.4	12.2%	2.0	17.3
Corporate and other (1)	3.9	(50.9)	N.M.	54.8	(13.3)

Net income	$73.5	$10.9	N.M.	$62.6	$82.8

Effect of catastrophe costs, after tax, included above	$(21.5)	$(48.1)	-55.3%	$26.6	$(15.3)

Effect of realized investment gains (losses), after tax, included above	$17.2	$(41.5)	N.M.	$58.7	$(2.2)

Diluted:
Net income per share	$1.81	$0.27	N.M.	$1.54	$1.86

Weighted average number of shares and equivalent shares (in millions)	40.5	40.6	-0.2%	(0.1)	44.6

Property and casualty combined ratio:
Total	99.5%	100.7%	N.M.	-1.2%	91.9%
Effect of catastrophe costs, included above	6.1%	13.7%	N.M.	-7.6%	4.4%

N.M. - Not meaningful.

(1)	The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three years ended December 31, 2009, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, net income in 2009 compared to the net losses in 2008 and 2007 was due to net realized investment gains in 2009 compared to net realized losses in the two prior years.

Return on average shareholders’ equity based on net income was 13%, 2% and 12% for the years ended December 31, 2009, 2008 and 2007, respectively.

The accounting guidance adopted by the Company in 2009 is described in “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies — Adopted Accounting Standards”. The adoptions did not have a material effect on the results of operations or financial position of the Company.

Outlook for 2010

At the time of this Annual Report on Form 10-K, management estimates that 2010 full year net income before realized investment gains and losses will be within a range of $1.65 to $1.85 per diluted share. This projection anticipates: for the property and casualty segment, a moderation in automobile frequency trends experienced in the later portion of 2009 and a continuing high level of property sinkhole losses in Florida; for the annuity segment, continued strong increases in fixed annuity spreads and an 8% to 10% increase in the S&P 500 Index; and for the life segment, continued growth in investment income and more normal mortality levels. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2009, 2008 and 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2009 — Net Realized Investment Gains and Losses”, “Business — Investments” and in the “Notes to Consolidated Financial Statements — Note 2 — Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2009, net cash provided by operating activities increased compared to 2008, primarily reflecting a reduction in policyholder benefit and claim payments, including a reduction in payments attributable to property and casualty catastrophe losses.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2010 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $64 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in 2009. For the year ended December 31, 2009, receipts from annuity contracts increased $38.1 million, or 12.2% compared to 2008, as described in “Results of Operations for the Three Years Ended December 31, 2009 — Insurance Premiums and Contract Charges”. Annuity contract benefits and withdrawals decreased $9.8 million, or 5.5%, compared to 2008. Cash value retentions for variable and fixed annuity options were 93.4% and 94.4%, respectively, for the year ended December 31, 2009. Net transfers to variable annuity accumulated cash values increased $4.1 million, or 5.6%, compared to 2008.

Contractual Obligations

	Payments Due By Period As of December 31, 2009
	Total	Less Than 1 Year (2010)	1 - 3 Years (2011 and 2012)	3 - 5 Years (2013 and 2014)	More Than 5 Years (2015 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$3,663.2	$146.6	$306.5	$322.9	$2,887.2
Supplemental contracts (1)	776.2	37.4	64.5	55.0	619.3
Life insurance policies (1)	2,346.5	81.2	169.8	173.0	1,922.5
Property and casualty claims and claim adjustment expenses (1)	301.0	170.7	104.0	21.8	4.5
Short-term Debt Obligations (2):
Bank Credit Facility (expires December 19, 2011)	38.8	0.4	38.4	—	—
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	100.0	4.5	9.1	9.1	77.3
Senior Notes Due April 15, 2016	180.7	8.6	17.1	17.1	137.9
Operating lease obligations (3)	23.8	3.0	4.8	4.4	11.6
Purchase obligations	1.4	1.4	—	—	—

Total	$7,431.6	$453.8	$714.2	$603.3	$5,660.3

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.
(2)	Includes principal and interest.
(3)	The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices across the country and portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments - Annuity and Life Segments

The following table duplicates information above and summarizes the Company’s annuity and life contractual obligations and commitments as of December 31, 2009 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2009
	Total	Less Than 1 Year (2010)	1 - 3 Years (2011 and 2012)	3 - 5 Years (2013 and 2014)	More Than 5 Years (2015 and beyond)
Fixed annuities and fixed option of variable annuities	$3,663.2	$146.6	$306.5	$322.9	$2,887.2
Supplemental contracts	776.2	37.4	64.5	55.0	619.3
Life insurance	2,346.5	81.2	169.8	173.0	1,922.5

Total	$6,785.9	$265.2	$540.8	$550.9	$5,429.0

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2009. Separate Account payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

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

The following table includes estimated future claims and claims related payments at December 31, 2009. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2009
	Total	Less Than 1 Year (2010)	1 - 3 Years (2011 and 2012)	3 - 5 Years (2013 and 2014)	More Than 5 Years (2015 and beyond)
Claims and claim adjustment expenses	$301.0	$170.7	$104.0	$21.8	$4.5

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

The total capital of the Company was $957.1 million at December 31, 2009, including $199.6 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 25.4% of total capital excluding unrealized investment gains and losses (24.8% including unrealized investment gains and losses) at December 31, 2009, which was slightly above the Company’s long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of December 31, 2009.

Shareholders’ equity was $719.5 million at December 31, 2009, including a net unrealized gain in the Company’s investment portfolio of $22.3 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $489.8 million and $12.50, respectively, at December 31, 2009. Book value per share was $18.36 at December 31, 2009 ($17.79 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2009 is included in “Results of Operations for the Three Years Ended December 31, 2009 — Net Realized Investment Gains and Losses”.

In 2007 and 2008, HMEC’s Board of Directors (“Board”) authorized share repurchase programs that authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Company repurchased shares in 2007 and 2008. As of June 30, 2008, the Company had completed all of its authorized share repurchase programs. See also “Notes to Consolidated Financial Statements — Note 6 — Shareholders’ Equity and Stock Options — Share Repurchase Program and Treasury Shares Held”.

As of December 31, 2009, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” listed on page F-1 of this report.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2009, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements — Note 5 — Debt” listed on page F-1 of this report.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2009, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 0.9%, at December 31, 2009). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2009.

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

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2009, 2008 and 2007 was 1.7x, 1.0x and 1.8x, respectively. See also “Exhibit 12 — Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 8.4x, 1.0x and 9.3x for the years ended December 31, 2009, 2008 and 2007, respectively.

Total shareholder dividends were $9.6 million for the year ended December 31, 2009. In March, May, September and December 2009, the Board of Directors announced regular quarterly dividends per share of $0.0525, $0.0525, $0.0525 and $0.08, respectively.

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

Assigned ratings as of February 16, 2010 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All of the ratings and their associated outlooks as of December 31, 2008 were affirmed during the first six months of 2009. In addition, on January 29, 2010, S&P affirmed the Company’s ratings and revised its outlook for those ratings from negative to stable citing the significantly improved performance of the Company’s relatively conservative investment portfolio in 2009 and the stabilizing effect of strong life and annuity operating results on the Company’s overall profitability, as well as S&P’s expectations of improvements in the property and casualty segment’s results. Assigned ratings as of February 16, 2010 were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of February 16, 2010
S&P (1)	A	(stable)	BBB	(stable)
Moody’s (1)	A3	(stable)	Baa3	(stable)
A.M. Best	A-	(stable)	bbb-	(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2009 — Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2009 — Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. No derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2009, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the annuity and life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2009 — Net Realized Investment Gains and Losses” and “Business — Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2009 — Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2009, the duration of both the fixed income securities portfolio and the Company’s insurance liabilities was estimated to be approximately 6.5 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2009, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $18 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $38 million after tax, or 5% of shareholders’ equity. At December 31, 2008, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would decrease by approximately $20 million after tax, or 4% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $7 million after tax, or 2% of shareholders’ equity. In each case, these changes in interest rates assume a parallel shift in the yield curve.

While the Company believes that these assumed market rate changes are reasonably possible, actual results may differ, particularly as a result of any management actions that would be taken to attempt to mitigate such hypothetical losses in fair value of shareholders’ equity. Based on the Company’s overall exposure to interest rate risk, the Company believes that these changes in interest rates would not materially affect its consolidated near-term financial position, results of operations or cash flows.

Recent Accounting Changes

Fair Value Measurements and Disclosures

In January 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to improve disclosure requirements related to fair value measurements. The guidance requires disclosures pertaining to transfers of assets between Levels 1 and 2 of the three-tier fair value hierarchy as defined in “Note 3 — Fair Value of Financial Instruments” and a reconciliation reporting purchase, sale, issuance and settlement transactions of recurring and nonrecurring fair value measurement assets and liabilities utilizing Level 3 fair value inputs. The guidance also clarifies existing requirements regarding the measurement disclosures for each class of assets and liabilities and disclosure about inputs and valuation techniques. The amendments are effective for interim and annual periods beginning after December 15, 2010. Management believes the adoption of this accounting guidance will have no effect on the results of operations or financial position of the Company.

Other Matters

As reported in HMEC’s Proxy Statement for the 2009 Annual Meeting of Shareholders, Ariel Capital Management, Inc., (“Ariel”) was HMEC’s largest shareholder with 12.0% of the common shares outstanding per their SEC filing on Form 13G as of December 31, 2008. During 2009, Ariel reduced the number of HMEC common shares held below the 5% reporting threshold. Ariel is the investment adviser for two of the mutual funds offered to the Company’s annuity customers.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of April 1, 2009.

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
March 1, 2010

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2009, $4,062,020; 2008, $3,787,857)	$4,099,865	$3,485,261
Equity securities, available for sale, at fair value (cost 2009, $61,507; 2008, $86,184)	59,678	61,569
Short-term and other investments	415,081	354,925

Total investments	4,574,624	3,901,755
Cash	7,848	9,204
Accrued investment income and premiums receivable	113,058	103,534
Deferred policy acquisition costs	276,124	312,046
Goodwill	47,396	47,396
Other assets	97,633	168,566
Separate Account (variable annuity) assets	1,226,430	965,217

Total assets	$6,343,113	$5,507,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,367,170	$2,166,518
Interest-sensitive life contract liabilities	706,067	685,854
Unpaid claims and claim expenses	312,738	311,243
Future policy benefits	197,870	193,000
Unearned premiums	210,765	206,578

Total policy liabilities	3,794,610	3,563,193
Other policyholder funds	117,349	128,359
Other liabilities	247,565	164,555
Short-term debt	38,000	38,000
Long-term debt	199,614	199,549
Separate Account (variable annuity) liabilities	1,226,430	965,217

Total liabilities	5,623,568	5,058,873

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2009, 60,997,917; 2008, 60,874,984	61	61
Additional paid-in capital	358,081	355,542
Retained earnings	758,343	694,492
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	22,266	(182,065)
Net funded status of pension and other postretirement benefit obligations	(11,543)	(11,522)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	719,545	448,845

Total liabilities and shareholders’ equity	$6,343,113	$5,507,718

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Insurance premiums and contract charges earned	$659,590	$658,532	$654,257
Net investment income	246,834	230,269	223,762
Net realized investment gains (losses)	26,310	(63,859)	(3,418)
Other income	4,693	9,876	12,404

Total revenues	937,427	834,818	887,005

Benefits, losses and expenses
Benefits, claims and settlement expenses	458,660	471,532	408,490
Interest credited	139,421	131,798	127,247
Policy acquisition expenses amortized	80,399	79,134	75,659
Operating expenses	141,246	132,392	139,099
Amortization of intangible assets	223	5,329	5,379
Interest expense	13,971	14,455	14,060

Total benefits, losses and expenses	833,920	834,640	769,934

Income before income taxes	103,507	178	117,071
Income tax expense (benefit)	30,021	(10,739)	34,283

Net income	$73,486	$10,917	$82,788

Earnings per share
Basic	$1.88	$0.27	$1.92

Diluted	$1.81	$0.27	$1.86

Weighted average number of shares and equivalent shares
Basic	39,175,258	39,819,548	43,145,163
Diluted	40,532,174	40,588,575	44,610,496

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(31,596)	$(76,163)	$(19,651)
Portion of losses recognized in other comprehensive income (loss)	1,430	—	—

Net other-than-temporary impairment losses on securities recognized in earnings	(30,166)	(76,163)	(19,651)
Realized gains	56,476	12,304	16,233

Total	$26,310	$(63,859)	$(3,418)

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Comprehensive income (loss)
Net income	$73,486	$10,917	$82,788
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	204,331	(179,444)	(13,691)
Change in net funded status of pension and other postretirement benefit obligations	(21)	(8,305)	239

Other comprehensive income (loss)	204,310	(187,749)	(13,452)

Total	$277,796	$(176,832)	$69,336

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Common stock
Beginning balance	$61	$61	$61
Options exercised, 2009 and 2008, 0 shares; 2007, 240,352 shares	—	—	—
Conversion of Director Stock Plan units, 2009, 84,562 shares; 2008, 16,355 shares; 2007, 18,362 shares	—	—	—
Conversion of restricted stock units, 2009, 38,371 shares; 2008, 3,174 shares; 2007, 2,115 shares	—	—	—

Ending balance	61	61	61

Additional paid-in capital
Beginning balance	355,542	353,841	347,873
Options exercised and conversion of Director Stock Plan units and restricted stock units	1,366	369	4,866
Share-based compensation expense	1,173	1,332	1,102

Ending balance	358,081	355,542	353,841

Retained earnings
Beginning balance	694,492	698,539	634,110
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—
Net income	73,486	10,917	82,788
Cash dividends, 2009, $0.2375 per share; 2008, $0.3675 per share and 2007, $0.42 per share	(9,635)	(14,964)	(18,359)

Ending balance	758,343	694,492	698,539

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	(193,587)	(5,838)	7,614
Cumulative effect of adoption of accounting principle, net of taxes	—	—	—
Change in net unrealized gains and losses on fixed maturities and equity securities	204,331	(179,444)	(13,691)
Change in net funded status of pension and other postretirement benefit obligations	(21)	(8,305)	239

Ending balance	10,723	(193,587)	(5,838)

Treasury stock, at cost
Beginning balance, 2009, 21,813,196 shares; 2008, 18,614,971 shares; 2007, 17,503,371 shares	(407,663)	(353,325)	(332,577)
Purchase of 0 shares in 2009; 3,198,225 shares in 2008; 1,111,600 shares in 2007	—	(54,338)	(20,748)

Ending balance, 2009 and 2008, 21,813,196 shares; 2007,18,614,971 shares	(407,663)	(407,663)	(353,325)

Shareholders’ equity at end of period	$719,545	$448,845	$693,278

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows - operating activities
Premiums collected	$667,524	$666,139	$664,133
Policyholder benefits paid	(479,484)	(496,277)	(449,519)
Policy acquisition and other operating expenses paid	(221,920)	(214,800)	(212,115)
Federal income taxes paid	(6,577)	(5,909)	(15,016)
Investment income collected	240,555	230,879	225,877
Interest expense paid	(14,052)	(13,683)	(13,772)
Contribution to defined benefit pension plan trust fund	(2,700)	—	—
Other	(4,444)	(3,497)	2,057

Net cash provided by operating activities	178,902	162,852	201,645

Cash flows - investing activities
Fixed maturities
Purchases	(2,018,457)	(903,601)	(1,389,677)
Sales	1,445,053	597,666	776,421
Maturities, paydowns, calls and redemptions	353,301	337,493	538,989
Net cash used in short-term and other investments	(47,809)	(221,809)	(56,203)

Net cash used in investing activities	(267,912)	(190,251)	(130,470)

Cash flows - financing activities
Dividends paid to shareholders	(9,635)	(14,964)	(18,359)
Purchase of treasury stock	—	(54,338)	(20,748)
Exercise of stock options	—	—	4,477
Principal borrowings on Bank Credit Facility	—	38,000	—
Repurchase of Senior Convertible Notes	—	—	(32,563)
Annuity contracts, variable and fixed
Deposits	349,804	311,747	337,148
Benefits and withdrawals	(168,311)	(178,079)	(195,102)
Net transfer to Separate Account (variable annuity) assets	(77,408)	(73,328)	(144,545)
Life policy accounts
Deposits	1,762	1,896	1,333
Withdrawals and surrenders	(5,475)	(5,636)	(6,347)
Change in bank overdrafts	(3,083)	(1,904)	3,302

Net cash provided by (used in) financing activities	87,654	23,394	(71,404)

Net decrease in cash	(1,356)	(4,005)	(229)

Cash at beginning of period	9,204	13,209	13,438

Cash at end of period	$7,848	$9,204	$13,209

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

The subsidiaries of HMEC market and underwrite tax-qualified retirement annuities and private passenger automobile, homeowners, and life insurance products, primarily to K-12 teachers, administrators and other employees of public schools and their families. HMEC’s principal operating subsidiaries are Horace Mann Life Insurance Company, Horace Mann Insurance Company, Teachers Insurance Company, Horace Mann Property & Casualty Insurance Company and Horace Mann Lloyds.

The Company has evaluated subsequent events through the date these consolidated financial statements were issued.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investments

The Company invests primarily in fixed maturity securities. This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on all securities available for sale, carried at fair value, is recorded as a separate component of shareholders’ equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs (and also value of acquired insurance in force for years prior to 2009) associated with interest-sensitive life and annuity contracts that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Equity securities are classified as available for sale and carried at fair value. This category includes primarily nonredeemable preferred stocks and also common stocks.

Short-term and other investments are comprised of short-term fixed income securities, carried at cost which approximates fair value; policy loans, carried at unpaid principal balances; and mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts.

Interest income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

Realized gains and losses arising from the sale (recorded on a trade date basis) or impairment of securities are determined based upon specific identification of securities. The Company evaluates all investments in its portfolio for other-than-temporary declines in value as described in the following section.

Other-than-temporary Impairments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the debt security, or if it is more likely than not the Company will be required to sell the debt security before the anticipated recovery in fair value or if management does not expect to recover the entire cost basis of the debt security, an other-than-temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for debt securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in fair value or maturity; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for credit related losses associated with impaired debt securities. The amount of the total other-than-temporary impairment related to non-credit factors for debt securities is recognized in other comprehensive income, net of applicable taxes. For securities that are other-than-temporarily impaired, the credit loss portion of the other-than-temporary impairment is recognized in earnings.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Mortgage-Backed Securities Not Issued By the U.S. Government and Federally Sponsored Agencies

The Company uses an estimate of future cash flows expected to be collected to evaluate its mortgage-backed securities for other-than-temporary impairment. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, FICO score, payment terms, level of documentation, property or residency type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, mortgage insurance ratios, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Prepayment speeds, both actual and estimated, cost of capital rates, and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default, loss severity and prepayment assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the residential or commercial mortgage-backed security held by the Company.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

If the Company has concerns regarding the viability of the municipal issuer or its ability to service the specific security after this analysis, a recovery value analysis is prepared to determine if the recovery value has declined below the amortized cost of the security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a recovery estimate is not feasible, then the market’s view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate recovery value.

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

Deferred policy acquisition costs (“DAC”) for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses within shareholders’ equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs have been deemed unrecoverable during the periods reported.

Accounting guidance defines an internal replacement of an insurance or investment contract as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the years ended December 31, 2009, 2008 and 2007, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $186, $172 and $207 of additional DAC amortization for the respective years.

Goodwill and Value of Acquired Insurance In Force

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company. Prior to amortization completion in 2009, the value of acquired insurance in force was amortized over the following periods, utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits.

The Company’s value of acquired insurance in force was an intangible asset with a definite life and was amortized over its useful life. Goodwill is evaluated for impairment at the reporting unit level at least annually or whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is the operating segment or a business unit one level below the operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. The goodwill impairment test, as defined in the accounting guidance, follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of confirming and measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess.

The allocation of goodwill by reporting unit is as follows:

Annuity	$28,025
Life	9,911
Property and casualty	9,460

Total	$47,396

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2009. The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions include levels of economic capital, future business growth, earnings projections, and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2007 through 2009, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. Subsequent reviews of goodwill could result in impairment due to the impact of volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization (stock price).

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

The Company amortized the $223 December 31, 2008 balance of value of acquired insurance in force related to the life segment in 2009. The value of acquired insurance in force related to the annuity segment was fully amortized as of December 31, 2008. The balances of value of acquired insurance in force by segment at December 31, 2009 and 2008 were as follows:

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Balance	Cost	Accumulated Amortization	Net Balance

Life	$48,746	$48,746	$—	$48,746	$48,523	$223
Annuity	87,553	87,553	—	87,553	87,553	—

Subtotal	$136,299	$136,299	—	$136,299	$136,076	223

Impact of unrealized investment gains and losses			—			—

Total			$—			$223

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

By segment, the amount of interest accrued on the unamortized balance of value of acquired insurance in force and the interest accrual rates were as follows:

	Year Ended December 31,
	2008	2007
Interest accrued on the unamortized balance of value of acquired insurance in force
Life	$70	$175
Annuity	—	287

Total	$70	$462

Interest accrual rate
Life	8.0%	8.0%
Annuity	*	5.1%

*	Not Applicable

The accumulated amortization of intangibles as of December 31, 2009 and 2008 was $185,276 and $185,053, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and are included in Other Assets in the Consolidated Balance Sheets. Depreciation and amortization are calculated on the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset type are generally as follows: real estate, identified by specific property, 20-45 years; furniture, 10 years; leasehold improvements, the lesser of 10 years or the life of the lease; telephones, 5 years; vehicles, 2.5 to 3 years; and data processing hardware and software and personal computers, 2 to 5 years or 10 years.

	December 31,
	2009	2008

Property and equipment	$106,541	$100,176
Less: accumulated depreciation	60,869	54,541

Total	$45,672	$45,635

Separate Account (Variable Annuity) Assets and Liabilities

Separate Account (variable annuity) assets and liabilities represent variable annuity funds invested in various mutual funds. Separate Account assets are recorded at fair value primarily based on market quotations of the underlying securities. The investment income, gains and losses of these accounts accrue directly to the contractholders and are not included in the operations of the Company. The activity of the Separate Accounts is not reflected in the Consolidated Statements of Operations except for (1) contract charges earned, (2) the activity related to contract guarantees, which are benefits on existing variable annuity contracts, and (3) the impact of financial markets performance on the valuation of deferred policy acquisition costs. The Company’s contract charges earned include fees charged to the Separate Accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

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

A guaranteed minimum death benefit (“GMDB”) generally provides a benefit if the contractholder dies and the variable annuity contract value is less than a contractually defined amount. The Company has established a GMDB reserve on variable annuity contracts in accordance with prescribed accounting guidance. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial markets. At December 31, 2009 and 2008, the GMDB reserve was $490 and $1,265, respectively. The Company has a relatively low exposure to GMDB because approximately 27% of contract values have no guarantee; approximately 67% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $69,538 and $206,268 at December 31, 2009 and 2008, respectively.

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

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in “Note 6 — Shareholders’ Equity and Stock Options”. As allowed by accounting guidance prior to January 1, 2006, the Company accounted for stock option grants using the intrinsic value based method, and accordingly, recognized no compensation expense for the stock option grants which had an exercise price equal to market price on the date of grant resulting in an intrinsic value of $0.

Effective January 1, 2006, the Company recognizes compensation cost for share-based compensation plans based on the fair value at the grant dates. For the years ended December 31, 2009, 2008 and 2007, the Company recognized $1,173, $1,332 and $1,102, respectively, in expense as a result of the vesting of stock options during the respective periods.

In 2009, 2008 and 2007, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for options granted in each year. The fair value of options granted was estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Number of options granted	479,332	622,828	276,280
Weighted average grant date fair value of options granted	$2.50	$3.47	$5.49
Weighted average assumptions:
Risk-free interest rate	1.5%	3.1%	4.7%
Expected dividend yield	2.2%	2.2%	2.2%
Expected life, in years	6.0	5.6	5.4
Expected volatility (based on historical volatility)	45.5%	28.0%	27.8%

The weighted average fair value of nonvested options outstanding on December 31, 2009 was $3.27. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2009 was approximately $2,500, which will be recognized over the remainder of the vesting period currently scheduled to be completed in August 2013. Expense is reflected on a straight-line basis over the vesting period for the entire award.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

HMEC’s Board of Directors approved the acceleration of vesting of all outstanding stock options effective June 30, 2004 in an effort to recognize employees’ significant contributions to increasing shareholder value and improving underlying Company operating trends. The Board placed certain restrictions on the transfer of shares obtained by this vesting acceleration for members of the Board of Directors and 10 of HMEC’s key executive officers. By December 31, 2009, these restrictions had expired. At June 30, 2004, the majority of the options vested were out-of-the-money. The accelerated vesting did not have a material effect on the Company’s operating expenses.

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2009, 2008 and 2007 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations adjustment with the changes for each period included in the respective components of accumulated other comprehensive income (loss) in shareholders’ equity.

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The common stock equivalents relate to outstanding common stock options, Director Stock Plan units, Employee Stock Plan units and Incentive Compensation Plan restricted common stock units. In addition, prior to the final redemption on May 14, 2007, the Company’s Senior Convertible Notes were considered potentially dilutive securities and were included in the calculation of diluted earnings per share, to the extent dilutive.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2009	2008	2007
Basic - assumes no dilution:
Net income for the period	$73,486	$10,917	$82,788

Weighted average number of common shares outstanding during the period (in thousands)	39,175	39,820	43,145

Net income per share – basic	$1.88	$0.27	$1.92

Diluted - assumes full dilution:
Net income for the period	$73,486	$10,917	$82,788
Interest expense, net of tax, on dilutive Senior Convertible Notes	—	—	279

Adjusted net income for the period	$73,486	$10,917	$83,067

Weighted average number of common shares outstanding during the period (in thousands)	39,175	39,820	43,145
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	113	7	233
Common stock units related to Deferred Equity Compensation Plan for Directors	232	254	228
Common stock units related to Deferred Compensation Plan for Employees	191	215	219
Restricted common stock units related to Incentive Compensation Plan	821	293	342
Weighted average number of common equivalent shares to reflect the dilutive effect of Senior Convertible Notes (in thousands)	—	—	444

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	40,532	40,589	44,611

Net income per share – diluted	$1.81	$0.27	$1.86

Options to purchase 2,761,002 shares of common stock at $13.88 to $21.77 per share were granted in 2000 through 2008 but were not included in the computation of 2009 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2009. The options, which expire in 2010 through 2015, were still outstanding at December 31, 2009.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in shareholders’ equity during a reporting period from transactions and other events and circumstances from non-shareholder sources. For the Company, comprehensive income (loss) is equal to net income plus or minus the change in net unrealized gains and losses on fixed maturities and equity securities and the change in net funded status of pension and other postretirement benefit obligations for the period as shown in the Consolidated Statements of Changes in Shareholders’ Equity.

In the Consolidated Balance Sheets, the Company recognizes the funded status of defined benefit pension plans and other postretirement benefit plans as a component of accumulated other comprehensive income (loss), net of tax.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2009	2008	2007

Net income	$73,486	$10,917	$82,788

Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities
Net unrealized holding gains and losses on fixed maturities and equity securities arising during the period	342,836	(339,259)	(24,516)
Less: reclassification adjustment for gains (losses) included in income before income tax	27,510	(61,871)	(3,453)

Total, before tax	315,326	(277,388)	(21,063)
Income tax expense (benefit)	110,995	(97,944)	(7,372)

Total, net of tax	204,331	(179,444)	(13,691)

Change in net funded status of pension and other postretirement benefit obligations
Before tax	(70)	(12,852)	368
Income tax expense (benefit)	(49)	(4,547)	129

Total, net of tax	(21)	(8,305)	239

Total comprehensive income (loss)	$277,796	$(176,832)	$69,336

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Adopted Accounting Standards

Investments in Certain Entities That Calculate Net Asset Value Per Share

Effective December 31, 2009, the Company adopted new accounting guidance related to investments that are required or permitted to be measured or disclosed at fair value when the investment does not have a readily determinable fair value and is accounted for under the measurement principles pertaining to investment companies. The guidance is applied on an investment-by-investment basis and consistently to the entire position in the investment. The guidance also requires additional disclosures for interim and annual periods ending after December 15, 2009, with early application permitted. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Employers’ Disclosures about Postretirement Benefit Plan Assets

Effective December 31, 2009, the Company adopted new accounting guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. To increase transparency surrounding the types of assets and associated risks in the employer approved benefit plans, companies are required to disclose additional information about investment allocation decisions, the fair value of each major category of plan assets, and valuation inputs and techniques used to measure plan assets for fiscal years ending after December 15, 2009. Disclosures are not required for earlier periods that are presented for comparative purposes. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Fair Value Measurement of Liabilities

Effective October 1, 2009, the Company adopted new accounting guidance related to measuring liabilities at fair value when a quoted market price in an active market for an identical liability is not available. A reporting entity must measure fair value of the liability using one of the following techniques: (1) the quoted price of the identical liability when traded as an asset; (2) quoted prices for similar liabilities or similar liabilities when traded as assets; or (3) another valuation technique, such as a present value technique or the amount that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability that is consistent with existing fair value measurement and disclosure provisions. The guidance was effective for interim and annual periods beginning after August 27, 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

FASB Accounting Standards CodificationTM

Effective July 1, 2009, the Company adopted new accounting guidance related to the codification of accounting standards and the hierarchy of U.S. generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). The FASB Accounting Standards CodificationTM (“Codification”) is the authoritative source, along with SEC guidance, for GAAP recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Subsequent Events

Effective June 30, 2009, the Company adopted new accounting guidance related to subsequent events, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance addresses the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Effective February 24, 2010, the FASB modified its guidance related to subsequent events and the Company has adopted the change. This guidance continues to require entities that file or furnish financial statements with the SEC to evaluate subsequent events through the date the financial statements are issued; however, this guidance removed the requirement for these entities to disclose the date through which events have been evaluated. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Fair Value Measurements

Effective April 1, 2009, the Company prospectively adopted new accounting guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also for identifying circumstances that indicate a transaction is not orderly. Under this guidance, if there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, little weight, if any, should be placed on that transaction price as an indicator of fair value. The adoption of this guidance did not have a material effect on the results of operations or financial position of the Company.

Recognition and Presentation of Other-than-temporary Impairments

Effective April 1, 2009, the Company prospectively adopted new accounting guidance for the recognition and presentation of other-than-temporary impairments of debt securities. The new guidance requires an other-than-temporary impairment of a debt security be separated into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.

The new guidance expands disclosure requirements for both debt and equity securities; requires a more detailed, risk-oriented breakdown of security types and related information; and requires that the annual disclosures be made for interim periods. In addition, new disclosures are required about significant inputs used in determining credit losses as well as a rollforward of credit losses each period. The disclosures are not required for earlier periods presented for comparative purposes. The new guidance applies to existing and new investments held as of the beginning of the interim period of adoption.

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

Interim Disclosures about Fair Value of Financial Instruments

Effective April 1, 2009, the Company adopted new accounting guidance requiring expanded disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. See “Note 3 — Fair Value of Financial Instruments” for additional disclosures required by this guidance.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Financial Guarantee Insurance Contracts

Effective January 1, 2009, the Company adopted new accounting guidance regarding financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. The guidance also requires expanded disclosures to include such items as a company’s method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management’s policies for placing and monitoring the insured financial obligations. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Accounting for Convertible Debt Instruments

Effective January 1, 2009, the Company adopted new accounting guidance related to the accounting and reporting of convertible debt. This guidance requires issuers of convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of this guidance did not have a material effect on the results of operations or financial position of the Company.

Useful Life of Intangible Assets

Effective January 1, 2009, the Company adopted new accounting guidance which requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

Transfers of Financial Assets and Repurchase Financing Transactions

Effective January 1, 2009, the Company adopted new accounting guidance which presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement unless four conditions are all met. Transactions that meet all four criteria are accounted for separately from repurchase financings. The adoption of this guidance did not have an effect on the results of operations or financial position of the Company.

NOTE 2 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2009	2008	2007

Fixed maturities	$240,429	$220,520	$213,426
Equity securities	5,569	6,327	3,410
Short-term and other investments	7,598	9,017	11,370

Total investment income	253,596	235,864	228,206
Less investment expenses	6,762	5,595	4,444

Net investment income	$246,834	$230,269	$223,762

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2009	2008	2007

Fixed maturities	$38,707	$(44,991)	$(2,441)
Equity securities	(11,197)	(16,879)	(1,012)
Short-term and other investments	(1,200)	(1,989)	35

Realized investment gains (losses)	$26,310	$(63,859)	$(3,418)

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

In 2009, the Company’s net realized investment gains of $26,310 included $56,476 of realized gains on security sales and calls partially offset by other-than-temporary impairment losses on securities recognized in earnings of $30,166. These impairment losses were comprised of $21,294 of impairment write-downs and $8,872 of realized impairment losses on securities that were disposed of during 2009.

In the fourth quarter of 2009, pretax net realized investment gains of $4,652 included (1) a $194 credit-related impairment write-down related to one issuer and (2) $2,326 of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $5,746 of realized gains on other security disposals, including $1,395 of realized gains on previously impaired securities that were disposed of during the quarter — primarily financial sector securities, and $1,426 of litigation proceeds on debt securities.

In the third quarter of 2009, pretax net realized investment gains of $11,410 included (1) $1,290 of impairment write-downs attributable to three issuers and (2) $518 of realized losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $13,218 of realized gains on other security disposals.

NOTE 2 - Investments-(Continued)

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

The third quarter 2008 write-downs included $23,706 related to fixed maturity security and preferred stock impairments for which the issuer’s ability to pay future interest and principal based upon contractual terms has been compromised — namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and American International Group, Inc. The remaining amount of write-downs — primarily of financial institution securities and high yield bonds — was primarily attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value.

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

NOTE 2 - Investments-(Continued)

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

Fixed Maturity Securities (“fixed maturities”) and Equity Securities

The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at December 31, 2009 and 2008, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2009 — which has been driven largely by spread widening, market illiquidity and changes in interest rates from the date of acquisition — as temporary. For debt securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the debt securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at December 31, 2009.

	12 months or less		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$78,577	$604	$2,399	$69	$80,976	$673
Other	311,917	14,674	—	—	311,917	14,674
Municipal bonds	235,320	5,420	52,289	4,301	287,609	9,721
Foreign government bonds	12,665	413	—	—	12,665	413
Corporate bonds	158,749	4,708	272,673	25,856	431,422	30,564
Other mortgage-backed securities	88,325	5,856	181,797	74,122	270,122	79,978

Totals	$885,553	$31,675	$509,158	$104,348	$1,394,711	$136,023

Equity securities	$3,836	$932	$28,168	$4,834	$32,004	$5,766

As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$37,982	$212	$6,780	$135	$44,762	$347
Other	2,317	83	—	—	2,317	83
Municipal bonds	165,004	9,140	101,890	13,577	266,894	22,717
Foreign government bonds	3,996	188	—	—	3,996	188
Corporate bonds	739,703	115,299	456,149	103,317	1,195,852	218,616
Other mortgage-backed securities	167,567	58,340	70,776	70,115	238,343	128,455

Totals	$1,116,569	$183,262	$635,595	$187,144	$1,752,164	$370,406

Equity securities	$22,880	$9,263	$23,250	$15,947	$46,130	$25,210

NOTE 2 - Investments-(Continued)

At December 31, 2009, the gross unrealized loss position in the fixed maturity and equity securities portfolio was $141,789 (480 positions and 3% of the portfolio). Fixed maturity and equity securities with an investment grade rating represented 76% of the unrealized loss. The largest single unrealized loss was $4,316 on a commercial mortgage-backed security issued by Bear Stearns in 2005. The fixed maturity and equity securities portfolio included 289 securities that have been in an unrealized loss position for greater than 12 months, with an unrealized loss totaling $109,182. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows.

The amortized cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of December 31, 2009 and 2008 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$436,856	$18,942	$673	$455,125
Other	360,977	847	14,674	347,150
Municipal bonds	891,174	32,496	9,721	913,949
Foreign government bonds	39,931	2,424	413	41,942
Corporate bonds	1,766,835	102,270	30,564	1,838,541
Other mortgage-backed securities	566,247	16,889	79,978	503,158	$(476)

Totals	$4,062,020	$173,868	$136,023	$4,099,865	$(476)

Equity securities	$61,507	$3,937	$5,766	$59,678

As of December 31, 2008
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$828,907	$20,886	$347	$849,446
Other	134,161	4,933	83	139,011
Municipal bonds	507,466	8,591	22,717	493,340
Foreign government bonds	14,380	716	188	14,908
Corporate bonds	1,830,684	22,890	218,616	1,634,958
Other mortgage-backed securities	472,259	9,794	128,455	353,598

Totals	$3,787,857	$67,810	$370,406	$3,485,261

Equity securities	$86,184	$595	$25,210	$61,569

(1)	Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $360,026 and $494,604; Federal Home Loan Mortgage Association (“FHLMA”) of $330,279 and $390,217; and Government National Mortgage Association (“GNMA”) of $41,508 and $35,778 as of December 31, 2009 and 2008, respectively.
(2)	Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance.

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

NOTE 2 - Investments-(Continued)

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2009 that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery in fair value or maturity, for which a portion of the other-than-temporary impairment losses were recognized in other comprehensive income:

Period Ended December 31, 2009 (2)

Cumulative credit loss (1)
Beginning of period	$—
New credit losses	3,355
Losses related to securities sold or paid down during the period	480

End of period	$2,875

(1)	The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of fair value or maturity.
(2)	Effective April 1, 2009, the Company prospectively adopted the required accounting guidance regarding credit loss disclosures.

Maturities/Sales Of Investments

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

	December 31, 2009
	Amortized Cost	Fair Value	Percent of Total Fair Value

Due in 1 year or less	$195,502	$197,323	4.8%
Due after 1 year through 5 years	830,168	837,903	20.4
Due after 5 years through 10 years	1,257,514	1,269,230	31.1
Due after 10 years through 20 years	611,029	616,722	15.0
Due after 20 years	1,167,807	1,178,687	28.7

Total	$4,062,020	$4,099,865	100.0%

The average option-adjusted duration for the Company’s fixed maturity securities was 6.8 years at December 31, 2009.

NOTE 2 - Investments-(Continued)

Proceeds from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2009	2008	2007
Proceeds	$1,445,053	$597,666	$776,421
Gross gains realized	53,865	10,471	12,630
Gross losses realized	(8,648)	(23,084)	(10,589)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the valuation impact on deferred policy acquisition costs:

	Year Ended December 31,
	2009	2008	2007
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(196,687)	$1,779	$11,703
Effect of change in accounting principles	—	—	—
Change in unrealized investment gains (losses)	196,126	(169,222)	(8,337)
Reclassification of realized investment (gains) losses to net income	25,160	(29,244)	(1,587)

End of period	$24,599	$(196,687)	$1,779

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$(16,000)	$(4,898)	$656
Effect of change in accounting principles	—	—	—
Change in unrealized investment gains (losses)	22,088	(131)	(4,896)
Reclassification of realized investment (gains) losses to net income	(7,277)	(10,971)	(658)

End of period	$(1,189)	$(16,000)	$(4,898)

Securities Lending

The Company loans fixed income securities to third parties, primarily major brokerage firms; however, the Company’s securities lending program is suspended as of December 31, 2009 and the time of this Annual Report on Form 10-K. As of December 31, 2009 and 2008, there were no fixed maturities on loan. Loans of securities are required at all times to be secured by collateral from borrowers at least equal to 102% of the fair value of the securities loaned. The Company maintains effective control over the loaned securities and therefore reports them as Fixed Maturity Securities in the Consolidated Balance Sheets. Securities lending collateral is classified as short-term investments with a corresponding liability in the Company’s Consolidated Balance Sheets.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2009 and 2008, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

NOTE 2 - Investments-(Continued)

Deposits

At December 31, 2009, securities with a carrying value of $19,061 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

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

Investments

For fixed maturity securities, each month the Company receives prices from its custodian bank and investment manager. Fair values for the Company’s fixed maturity securities are based on prices provided by its investment manager. The prices from the custodian bank are compared to prices from the investment manager. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 93% of the portfolio was priced through pricing services or index priced as of December 31, 2009. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during 2009.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

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

Separate Account Assets

Separate Account assets are carried at fair value and represent variable annuity contractholder funds invested in various mutual funds. Fair values of these assets are based on public quotations. Investment performance related to Separate Account assets is fully offset by corresponding amounts credited to contractholders with the liability reflected within Separate Account liabilities. Separate Account liabilities are equal to the estimated fair value of Separate Account assets.

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

Other Policyholder Funds

Other policyholder funds are liabilities related to supplementary contracts without life contingencies and dividend accumulations, which represent deposits that do not have defined maturities. Other policyholder funds are carried at cost, which management believes is a reasonable estimate of fair value due to the relatively short duration of these deposits, based on the Company’s past experience.

Short-term Debt

Short-term debt is carried at amortized cost, which management believes is a reasonable estimate of fair value due to the liquidity and short duration of these instruments.

Long-term Debt

The Company carries long-term debt at amortized cost. The fair value of long-term debt is estimated based on unadjusted quoted market prices of identical publicly traded issues.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2009. At December 31, 2009, Level 3 invested assets comprised approximately 0.2% of the Company’s total investment portfolio fair value.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using (1)
			Level 1	Level 2	Level 3
December 31, 2009
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$455,125	$455,125	$—	$455,125	$—
Other	347,150	347,150	12,472	334,678	—
Municipal bonds	913,949	913,949	—	913,949	—
Foreign government bonds	41,942	41,942	—	41,942	—
Corporate bonds	1,838,541	1,838,541	42,364	1,793,738	2,439
Other mortgage-backed securities	503,158	503,158	—	495,298	7,860

Totals	4,099,865	4,099,865	54,836	4,034,730	10,299
Equity securities	59,678	59,678	28,917	30,222	539
Short-term and other investments (2)	415,081	396,344	299,109	—	—

Total investments	4,574,624	4,555,887	382,862	4,064,952	10,838
Separate Account (variable annuity) assets	1,226,430	1,226,430	—	1,226,430	—

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,688	71,766
Annuity contract liabilities	2,367,170	2,084,267
Other policyholder funds	117,349	117,349
Short-term debt	38,000	38,000
Long-term debt	199,614	199,545

December 31, 2008
Financial Assets
Investments
Fixed maturities (3)	$3,485,261	$3,485,261	$49,101	$3,405,721	$30,439
Equity securities	61,569	61,569	31,675	29,439	455
Short-term and other investments (2)	354,925	358,510	244,579	1,097	—

Total investments	3,901,755	3,905,340	325,355	3,436,257	30,894
Separate Account (variable annuity) assets	965,217	965,217	—	965,217	—

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	80,250	70,580
Annuity contract liabilities	2,166,518	1,877,400
Other policyholder funds	128,359	128,359
Short-term debt	38,000	38,000
Long-term debt	199,549	189,480

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the consolidated balance sheets.
(2)	Fair value of “Short-term and other investments” includes investments, primarily policy loans, for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.
(3)	At December 31, 2008, disclosure by major classification for investments was not required.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2009	$30,439	$455	$30,894
Net realized gains (losses) included in net income	(4,624)	—	(4,624)
Net unrealized gains (losses) included in other comprehensive income	(2,748)	84	(2,664)
Paydowns and maturities	(2,657)	—	(2,657)
Purchases, sales, issuances and settlements	(7,436)	—	(7,436)
Transfers in (out) of Level 3 (1)	(2,675)	—	(2,675)

Ending balance, December 31, 2009	$10,299	$539	$10,838

Beginning balance, January 1, 2008	$688	$457	$1,145
Net unrealized gains (losses) included in other comprehensive income	2	(2)	—
Paydowns and maturities	(598)	—	(598)
Purchases, sales, issuances and settlements	—	—	—
Transfers in (out) of Level 3 (1)	30,347	—	30,347

Ending balance, December 31, 2008	$30,439	$455	$30,894

(1)	Transfers into and out of Level 3 during the periods ended December 31, 2009 and 2008 were attributable to a change in the availability of observable market information for individual fixed maturity securities.

At December 31, 2009 and 2008, there were no realized gains or losses, attributable to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2009	2008	2007

Gross reserves, beginning of year (1)	$297,758	$306,190	$317,730
Less reinsurance recoverables	14,793	15,930	22,352

Net reserves, beginning of year (2)	282,965	290,260	295,378

Incurred claims and claim expenses:
Claims occurring in the current year	418,803	434,206	380,399
Decrease in estimated reserves for claims occurring in prior years (3)	(11,727)	(18,100)	(19,968)

Total claims and claim expenses incurred (4)	407,076	416,106	360,431

Claims and claim expense payments for claims occurring during:
Current year	265,561	289,341	236,176
Prior years	139,274	134,060	129,373

Total claims and claim expense payments	404,835	423,401	365,549

Net reserves, end of year (2)	285,206	282,965	290,260
Plus reinsurance recoverables	15,769	14,793	15,930

Gross reserves, end of year (1)	$300,975	$297,758	$306,190

(1)	Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include life, annuity, and group accident and health reserves of $11,763, $13,485, $9,192 and $8,931 at December 31, 2009, 2008, 2007 and 2006, respectively, in addition to property and casualty reserves.
(2)	Reserves net of anticipated reinsurance recoverables.
(3)	Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2009, 2008 and 2007.
(4)	Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include life, annuity, and group accident and health amounts of $51,584, $55,426 and $48,059 for the years ended December 31, 2009, 2008 and 2007, respectively, in addition to the property and casualty amounts.

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

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The Company believes the property and casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and records a single best estimate of the reserve as of each balance sheet date, in conformity with generally accepted actuarial standards, for each line of business and its components (coverages and perils) for reported losses and for IBNR losses and as a result believes no other estimate is better than the recorded amount. Due to uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts.

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

Numerous risk factors will affect more than one product line. One of these factors is changes in claim department practices, including claim closure rates, number of claims closed without payment, the use of third-party claims adjusters and the level of needed case reserve estimated by the adjuster. Other risk factors include changes in claim frequency, changes in claim severity, regulatory and legislative actions, court actions, changes in economic conditions and trends (e.g. medical costs, labor rates and the cost of materials), the occurrence of unusually large or frequent catastrophic loss events, timeliness of claim reporting, the state in which the claim occurred and degree of claimant fraud. The extent of the impact of a risk factor will also vary by coverages within a product line. Individual risk factors are also subject to interactions with other risk factors within product line coverages.

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of third-party adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% at December 31, 2009) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 30% of the Company’s total loss reserves at

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

December 31, 2009, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (e.g. automobile liability), which comprise approximately 70% of the Company’s total loss reserves at December 31, 2009, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

Numerous actuarial estimates of the types described above are prepared each quarter to monitor losses for each line of business and its components (coverages and perils) and for reported losses and IBNR. Often, several different estimates are prepared for each detailed component, incorporating alternative analyses of changing claim settlement patterns and other influences on losses, from which the Company selects the best estimate for each component, occasionally incorporating additional analyses and actuarial judgment, as described above. These estimates also incorporate the historical impact of inflation into reserve estimates, the implicit assumption being that a multi-year average development factor represents an adequate provision. Based on the Company’s review of these estimates, as well as the review of the independent reserve studies, the best estimate of required reserves for each line of business and its components (coverages and perils) is determined by management and is recorded for each accident year, and the required reserves for each component are summed to create the reserve balances carried on the Company’s Consolidated Balance Sheets.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on the Company’s products and coverages, historical experience and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves as of December 31, 2009, which equates to plus or minus approximately $12,000 of net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $11,727 in 2009, primarily the result of favorable frequency and severity trends in voluntary automobile loss and settlement expense emergence for accident years 2006 and prior. Net favorable development of total reserves for property and casualty claims occurring in prior years was $18,100 in 2008, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss settlement expense emergence for accident years 2005 and prior. In 2007, net favorable development of total reserves for property and casualty claims occurring in prior years was $19,968 reflecting the emergence of favorable voluntary automobile severity trends in accident years 2005 and prior and favorable frequency trends in homeowners for accident year 2006.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2009 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2009 and 2008 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates, due primarily to reserves related to the automobile liability coverages.

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

No other adjustments were made in the determination of the liabilities during the periods covered by these consolidated financial statements. Management believes that, based on data currently available, it has reasonably estimated the Company’s ultimate losses.

NOTE 5 - Debt

Indebtedness and scheduled maturities at December 31, 2009 and 2008 consisted of the following:

	Effective Interest Rates	Final Maturity	December 31,
			2009	2008
Short-term debt:
Bank Credit Facility	Variable	2011	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $145 and $172	6.1%	2015	74,855	74,828
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $241 and $279	6.9%	2016	124,759	124,721

Total			$237,614	$237,549

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”). As amended and restated on December 19, 2006, the Current Bank Credit Facility agreement provides for unsecured borrowings of up to $125,000 and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 0.9%, at December 31, 2009). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2009.

6.05% Senior Notes due 2015 (“Senior Notes due 2015”)

On June 9, 2005, the Company issued $75,000 aggregate principal amount of 6.05% senior notes, which will mature on June 15, 2015, issued at a discount of 0.357% resulting in an effective yield of 6.098%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. The Senior Notes due 2015 are redeemable in whole or in part, at any time, at the Company’s option, at a redemption price equal to the greater of (1) 100% of the principal amount of the notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted, on a semi-annual basis, at the Treasury yield (as defined in the indenture) plus 30 basis points, plus, in either of the above cases, accrued interest to the date of redemption.

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

NOTE 5 - Debt-(Continued)

A portion of the net proceeds from the issuance of the Senior Notes due 2016 was used to redeem the remaining outstanding Senior Convertible Notes on May 14, 2007, as described below.

1.425% Senior Convertible Notes (“Senior Convertible Notes”)

On May 14, 2007, pursuant to provisions of the indenture, HMEC redeemed its remaining outstanding Senior Convertible Notes ($68,553 aggregate principal amount; $32,563 carrying value) at $475.00 per $1,000.00 principal amount. The $32,563 aggregate cost was funded with a portion of the remaining cash proceeds from HMEC’s April 2006 issuance of Senior Notes Due 2016. None of the Senior Convertible Notes were converted into shares of HMEC’s common stock. No early termination penalties were incurred as a result of this redemption. All of the Senior Convertible Notes have been canceled.

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

Covenants

The Company is in compliance with all of the financial covenants contained in the Senior Notes due 2015 indenture, the Senior Notes due 2016 indenture and the Current Bank Credit Facility agreement, consisting primarily of relationships of (1) debt to capital, (2) insurance subsidiaries’ insurance financial strength ratings issued by A.M. Best Company, Inc. (“A.M. Best”) and (3) net worth, as defined in the financial covenants. For instance, compliance with the Current Bank Credit Facility agreement requires the Company’s insurance subsidiaries’ A.M. Best financial strength ratings to be at or above the “A-” rating assigned at the time of this Annual Report on Form 10-K. A lower rating would result in default under this agreement, which could adversely impact the Company’s liquidity, financial condition and results of operations.

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

At December 31, 2009, the Company held 21,813,196 shares in treasury. As of June 30, 2008, the Company had completed its authorized share repurchase programs.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2009 and 2008.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Director Stock Plan

In 1996, the shareholders of HMEC approved the Deferred Equity Compensation Plan (“Director Stock Plan”) for directors of the Company and reserved 600,000 shares for issuance pursuant to the Director Stock Plan. Shares of the Company’s common stock issued under the Director Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2009, 2008 and 2007, 231,824 units, 254,060 units and 227,757 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The outstanding units of currently serving directors accrue dividends at the same rate as dividends paid to HMEC’s shareholders; outstanding units of retired directors do not accrue dividends. These dividends are reinvested into additional common stock units.

Employee Stock Plan

In 1997, the Board of Directors of HMEC approved the Deferred Compensation Plan for Employees (“Employee Stock Plan”). Shares of the Company’s common stock issued under the Employee Stock Plan may be either authorized and unissued shares or shares that have been reacquired by the Company. As of December 31, 2009, 2008 and 2007, 191,081 units, 215,200 units and 219,030 units, respectively, were outstanding under this plan representing an equal number of common shares to be issued in the future. The Employee Stock Plan allows distributions to be either in common shares or cash. Through December 31, 2009, all distributions under the Employee Stock Plan have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

Beginning in 2005, restricted common stock units also were issued under the 2002 Plan. As of December 31, 2009, 2008 and 2007, 821,421 units, 293,379 units and 341,801 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional restricted common stock units.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Changes in outstanding options and shares available for grant under the 1991 Plan, the 2001 Plan and the 2002 Plan were as follows:

	Weighted Average Option Price per Share	Range of Option Prices per Share	Options
			Outstanding	Vested and Exercisable	Available for Grant

At December 31, 2006	$19.00	$13.88-$33.87	4,304,250	3,900,441	2,081,686

Granted	$20.13	$19.16-$20.23	276,280	—	(276,280)
Vested	$18.76	$16.66-$20.23	—	149,155	—
Exercised	$17.27	$13.88-$20.80	(240,352)	(240,352)	—
Forfeited	$24.69	$15.32-$33.87	(79,998)	(79,998)	79,998
Expired	$22.42	$22.42	(19,500)	(19,500)	19,500

At December 31, 2007	$19.05	$13.88-$33.87	4,240,680	3,709,746	1,904,904

Granted	$14.11	$9.04-$16.81	622,828	50,676	(622,828)
Vested	$18.90	$16.66-$20.23	—	314,862	—
Forfeited	$19.18	$13.88-$23.31	(492,654)	(492,654)	492,654
Expired	$33.29	$29.21-$33.87	(71,100)	(71,100)	71,100

At December 31, 2008	$18.09	$9.04-$25.63	4,299,754	3,511,530	1,845,830

Granted	$6.94	$6.91-$ 9.11	479,332	9,430	(479,332)
Vested	$16.66	$9.04-$20.23	—	293,503	—
Forfeited	$17.40	$13.88-$23.31	(137,948)	(137,948)	137,948
Expired	$20.66	$15.92-$25.63	(1,198,100)	(1,198,100)	1,198,100

At December 31, 2009	$15.67	$6.91-$21.77	3,443,038	2,478,415	2,702,546 *

Cumulative common stock shares issued for restricted common stock units					(47,726)
Restricted common stock units outstanding at December 31, 2009					(821,421)

Available for grant at December 31, 2009					1,833,399

*	The Company’s stock options and restricted common stock units are subject to a common pool of authorized shares. Common stock shares issued and issuable for the restricted common stock units outstanding at December 31, 2009 would also draw on this available for grant balance.

The weighted average grant date fair values were $2.50, $3.47 and $5.49 for options granted in 2009, 2008 and 2007, respectively. The weighted average prices of vested and exercisable options as of December 31, 2008 and 2007 were $18.53 and $19.00, respectively.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

For options outstanding at December 31, 2009, information segregated by ranges of exercise prices was as follows:

		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term

	$6.91-$ 9.11	682,036	$7.57	6.1 years	110,782	$8.90	6.0 years
	$13.88-$20.23	2,636,002	$17.48	2.1 years	2,242,633	$17.48	1.6 years
	$21.64-$21.77	125,000	$21.67	1.9 years	125,000	$21.67	1.9 years

Total	$6.91-$21.77	3,443,038	$15.67	2.9 years	2,478,415	$17.31	1.8 years

As of December 31, 2009, based on a closing stock price of $12.50 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $399 and $3,364, respectively.

NOTE 7 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Income tax (asset) liability
Current	$(6,951)	$(11,356)
Deferred	67,641	(62,754)

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that give rise to the deferred tax balances at December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
Deferred tax assets
Unearned premium reserve reduction	$14,427	$14,123
Impaired securities	12,482	18,525
Compensation accruals	7,712	7,190
Other comprehensive income – net funded status of pension and other postretirement benefit obligations	6,255	6,231
Discounting of unpaid claims and claim expenses tax reserves	5,997	5,697
Postretirement benefits other than pension	3,672	4,216
Other comprehensive income – unrealized losses on securities	—	114,523
Unutilized capital loss carryforward	—	3,736
Other, net	—	1,078

Total gross deferred tax assets	50,545	175,319

Deferred tax liabilities
Deferred policy acquisition costs	87,943	99,840
Other comprehensive income – unrealized gains on securities	12,610	—
Life insurance future policy benefit reserve revaluation	8,262	8,739
Intangible assets	4,262	3,986
Other, net	5,109	—

Total gross deferred tax liabilities	118,186	112,565

Net deferred tax (asset) liability	$67,641	$(62,754)

NOTE 7 - Income Taxes-(Continued)

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax-planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more-likely-than-not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2009 and 2008.

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2009	2008	2007

Current	$11,025	$(4,359)	$24,429
Deferred	18,996	(6,380)	9,854

Total income tax expense (benefit)	$30,021	$(10,739)	$34,283

Income tax expense for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2009	2008	2007

Expected federal tax on income	$36,228	$62	$40,975
Add (deduct) tax effects of:
Tax-exempt interest	(6,497)	(5,854)	(6,265)
Resolution of contingent tax liabilities	—	(4,180)	—
Dividend received deduction	(1,173)	(1,652)	(1,265)
Other, net	1,463	885	838

Income tax expense (benefit) provided on income	$30,021	$(10,739)	$34,283

At December 31, 2009, the Company had federal income tax returns for the 2006 through 2009 tax years still open and subject to examination by taxing authorities. In 2008, the Internal Revenue Service (“IRS”) completed its examination of tax years 2002, 2004, 2005 and 2006. As a result, the Company recorded a reduction in its liability for uncertain tax positions, including interest, of $4,180.

The Company recognizes tax benefits from tax return positions only if it is more likely than not the position will be sustainable, upon examination, on its technical merits and any relevant administrative practices or precedents. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

NOTE 7 - Income Taxes-(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2009	2008

Balance as of the beginning of the year	$1,085	$4,367
Additions based on tax positions related to the current year	360	505
Additions for tax positions for prior years	—	81
Settlements	—	(3,722)
Reductions for tax positions for prior years	(10)	(146)

Balance as of the end of the year	$1,435	$1,085

All of the liability for unrecognized tax benefits would affect the effective tax rate if recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense. The 2009 expense for interest and penalties was $94 ($62 net of tax benefits); for 2008 and 2007, this amount was $12 ($8 net of tax benefits) and $306 ($199 net of tax benefits), respectively. The Company has recorded $257 and $163 in liabilities for tax related interest and penalties on its Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited) December 31,
	2009	2008

Statutory capital and surplus of insurance subsidiaries	$627,277	$556,835
Increase (decrease) due to:
Deferred policy acquisition costs	276,124	312,046
Difference in policyholder reserves	45,465	43,535
Goodwill	47,396	47,396
Value of acquired insurance in force	—	223
Liability for postretirement benefits, other than pensions	(4,470)	(4,549)
Investment fair value adjustments on fixed maturities	40,508	(289,389)
Difference in investment reserves	50,938	26,686
Federal income tax asset (liability)	(101,867)	37,005
Net funded status of pension and other postretirement benefit obligations	(17,872)	(17,802)
Non-admitted assets and other, net	1,599	(16,268)
Shareholders’ equity (deficit) of parent company and non-insurance subsidiaries	(7,939)	(9,324)
Parent company short-term and long-term debt	(237,614)	(237,549)

Shareholders’ equity as reported herein	$719,545	$448,845

	(Unaudited) Year Ended December 31,
	2009	2008	2007

Statutory net income of insurance subsidiaries	$69,295	$2,616	$88,839
Net income (loss) of non-insurance companies	(4,678)	40	(284)
Interest expense	(13,971)	(14,455)	(14,060)
Tax benefit of interest expense and other parent company current tax adjustments	6,779	6,737	5,707

Combined net income (loss)	57,425	(5,062)	80,202
Increase (decrease) due to:
Deferred policy acquisition costs	12,895	6,513	10,791
Policyholder benefits	7,550	19,186	12,201
Federal income tax benefit (expense)	(19,385)	5,782	(9,854)
Amortization of intangible assets	(223)	(5,329)	(5,379)
Investment reserves	21,188	(3,819)	(171)
Other adjustments, net	(5,964)	(6,354)	(5,002)

Net income as reported herein	$73,486	$10,917	$82,788

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

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2010 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $64,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. State insurance regulations prohibit insurance companies from making any public statements or representations with regard to their risk-based capital levels. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2009 and 2008, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2009, the Company had no financial reinsurance agreements in effect.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Effective April 1, 2002, participants stopped accruing benefits under the defined benefit and supplemental defined benefit plans but continue to retain the benefits they had accrued to date. Amounts earned under the defined benefit and supplemental defined benefit plans were frozen based on years of service and the highest 36 consecutive months of earnings while under the plan (through March 31, 2002). Participants were 100% vested in these defined benefit plans effective April 1, 2007.

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

Employees whose compensation exceeds the limits covered under the qualified plans participate in an unfunded, non-qualified defined contribution plan. The Company accrues an amount for each participant based on their compensation, years of service and account balance. Participants are 100% vested in this plan after 3 years of service.

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $11,717, $12,947 and $13,089 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2009	2008	2007
Qualified defined contribution plan:
Contributions to employees’ accounts	$5,516	$6,867	$6,824
Total assets at the end of the year	148,833	145,021	139,570
401(k) plan:
Contributions to employees’ accounts	3,413	3,815	3,817
Total assets at the end of the year	112,470	100,389	127,099
Non-qualified defined contribution plan:
Contributions to employees’ accounts	—	—	—
Total assets at the end of the year	—	—	—

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funding status of the defined benefit and supplemental retirement pension plans at December 31, 2009, 2008 and 2007 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

	Defined Benefit Plan			Supplemental Retirement Plans
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$37,448	$40,916	$45,164	$14,818	$15,279	$16,215
Service cost	—	—	—	(57)	(45)	(43)
Interest cost	2,150	2,337	2,364	886	905	895
Plan amendments	—	—	—	529	—	—
Actuarial loss (gain)	2,640	(1,433)	(2,461)	667	(190)	(664)
Benefits paid	(3,750)	(1,564)	(1,531)	(1,136)	(1,131)	(1,124)
Settlements	—	(2,808)	(2,620)	—	—	—

Projected benefit obligation at end of year	$38,488	$37,448	$40,916	$15,707	$14,818	$15,279

Change in plan assets:
Fair value of plan assets at beginning of year	$25,173	$40,068	$41,775	$—	$—	$—
Actual return on plan assets	5,154	(10,523)	2,444	—	—	—
Employer contributions	2,700	—	—	1,136	1,131	1,124
Benefits paid	(3,750)	(1,564)	(1,531)	(1,136)	(1,131)	(1,124)
Expenses paid	(271)	—	—	—	—	—
Settlements	—	(2,808)	(2,620)	—	—	—

Fair value of plan assets at end of year	$29,006	$25,173	$40,068	$—	$—	$—

Funded status	$(9,483)	$(12,275)	$(848)	$(15,707)	$(14,818)	$(15,279)

Prepaid (accrued) benefit expense	$7,747	$6,557	$7,572	$(12,855)	$(12,935)	$(12,973)

Amounts recognized in balance sheet:
Other liabilities	$(9,483)	$(12,275)	$(848)	$(15,707)	$(14,818)	$(15,279)

Total amount recognized in balance sheet	$(9,483)	$(12,275)	$(848)	$(15,707)	$(14,818)	$(15,279)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$—	$—	$—	$498	$—	$—
Net actuarial loss	17,230	18,832	8,420	2,354	1,883	2,306

Total amount recognized in AOCI	$17,230	$18,832	$8,420	$2,852	$1,883	$2,306

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$38,488	$37,448	$40,916	$15,707	$14,818	$15,279
Accumulated benefit obligation	38,488	37,448	40,916	15,707	14,818	15,279
Fair value of plan assets	29,006	25,173	40,068	—	—	—

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The decrease in the Company’s 2009 AOCI for the defined benefit plan of $1,602 was attributable primarily to the improvement in plan asset performance. The increase in the Company’s 2008 AOCI for the defined benefit plan of $10,412 was attributable primarily to the decline in performance of plan assets. The decrease in the 2007 AOCI for the defined benefit plan of $3,991 was primarily attributable to improvements in asset performance and decreases in settlements. In addition, the 2007 AOCI was favorably impacted by the increase in the discount rate used to determine the benefit obligations as of December 31, 2007. These changes were recorded to a separate component of shareholders’ equity.

	Defined Benefit Plan			Supplemental Retirement Plans
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
Components of net periodic pension (income) expense:
Service cost	$250	$—	$—	$(57)	$(45)	$(43)
Interest cost	2,150	2,337	2,364	886	905	895
Expected return on plan assets	(2,213)	(2,725)	(2,742)	—	—	—
Settlement loss	—	928	539	—	—	—
Amortization of:
Prior service cost	—	—	—	31	—	—
Actuarial loss	1,323	475	1,290	196	234	556

Net periodic pension expense	$1,510	$1,015	$1,451	$1,056	$1,094	$1,408

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$—	$—	$—	$529	$—	$—
Net actuarial loss (gain)	(279)	10,887	(2,701)	667	(190)	(663)
Amortization of:
Prior service cost	—	—	—	(31)	—	—
Actuarial loss	(1,323)	(475)	(1,290)	(196)	(234)	(556)

Total recognized in other comprehensive income (loss)	$(1,602)	$10,412	$(3,991)	$969	$(424)	$(1,219)

Weighted-average assumptions used to determine expense:
Discount rate	6.27%	6.45%	5.65%	6.35%	6.20%	5.75%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.27%	6.27%	6.05%	5.54%	6.35%	6.20%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

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

Fair values of the equity security funds, fixed income funds and short-term investments have been determined from quoted market prices in active markets. The following table presents the fair value hierarchy for the Company’s defined benefit pension plan assets at December 31, 2009.

		Fair Value Measurements December 31, 2009
	Total	Level 1	Level 2	Level 3
Asset category
Equity security funds (1)
United States	$15,808	$15,808	$—	$—
International	4,395	4,395	—	—
Fixed income funds	8,608	8,608	—	—
Cash and short-term investments	195	195	—	—

Total	$29,006	$29,006	$—	$—

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

For the period January 1, 2009 to December 31, 2009, there were no realized gains or losses included in earnings that were attributable to Level 3 assets still held at December 31, 2009. There were no Level 3 assets held during the period January 1, 2009 to December 31, 2009.

There is a minimum funding requirement of approximately $500 for the Company’s defined benefit plan in 2010. The Company expects to contribute $1,000 to the defined benefit plan and expects to contribute $1,146 to the supplemental retirement plans in 2010. In addition, the Company expects amortization of net losses of $1,801 and $278 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense in 2010.

Postretirement Benefits Other than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Only employees who were at least age 55 with at least 20 years of service by December 31, 2008 are eligible to participate in this program. Postretirement benefits other than pensions of active and retired employees are accrued as expense over the employees’ service years.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over and established a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 to their HRA account to use for covered expenses incurred on or after age 65. As of December 31, 2006, HRA accounts were established for eligible participants and totaled $7,310. As of December 31, 2009, the balance of the HRA accounts was $3,907. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $339, $2,304 and $4,550 in 2009, 2008 and 2007, respectively.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2009, 2008 and 2007 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2009	2008	2007
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$4,549	$5,095	$6,138
Changes during fiscal year
Service cost	—	1	8
Interest cost	250	266	291
Medicare prescription reimbursements	—	—	39
Net loss	287	119	—
Employer payments net of participant contributions	(616)	(932)	(1,376)
Actuarial (gain) loss	—	—	(5)

Accumulated postretirement benefit obligations at end of year	$4,470	$4,549	$5,095

Unfunded status	$(4,470)	$(4,549)	$(5,095)
Amounts recognized in balance sheet:
Other liabilities	$(4,470)	$(4,549)	$(5,095)

Total amount recognized in balance sheet	$(4,470)	$(4,549)	$(5,095)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service credit	$—	$—	$(1,902)
Net actuarial gain	(2,210)	(2,913)	(3,874)

Total amount recognized in AOCI	$(2,210)	$(2,913)	$(5,776)

	Year Ended December 31,
	2009	2008	2007
Components of net periodic benefit:
Service cost	$—	$1	$8
Interest cost	250	266	291
Amortization of prior service cost	—	(1,902)	(4,010)
Amortization of prior losses	(589)	(669)	(839)

Net periodic benefit	$(339)	$(2,304)	$(4,550)

The Company expects to contribute $681 to the postretirement benefit plans other than pensions in 2010. In addition, the Company expects amortization of net gains and losses of $497 to be included in net periodic pension expense in 2010.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2009	2008	2007
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	$91	$91	$98
Effect of a one percentage point decrease	(85)	(85)	(92)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$4	$5	$6
Effect of a one percentage point decrease	(4)	(5)	(5)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.49%	5.98%	5.65%
Healthcare cost trend rate	8.50%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2017	2013	2013
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	5.98%	5.65%	5.50%
Healthcare cost trend rate	9.00%	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2013	2013	2013
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates at December 31, 2009 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve.

Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for these plans. Therefore, actual results could vary from the estimates below. Estimated future benefit payments at December 31, 2009 are as follows:

	2010	2011	2012	2013	2014	2015-2019
Pension plans:
Defined benefit plan	$5,364	$3,732	$3,383	$3,282	$3,482	$14,692
Supplemental retirement plans	1,146	1,147	1,145	1,143	1,308	6,321
Other postretirement benefits	681	676	594	545	477	1,676

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

The Company’s net catastrophe losses incurred of approximately $33,065 for the year ended December 31, 2009 reflected losses primarily from wind/hail/tornado events in the spring and summer months. The Company’s net catastrophe losses incurred of approximately $73,931 for the year ended December 31, 2008 reflected losses from Hurricane Gustav, Hurricane Ike, wind/hail/tornado events in May and June, and winter storms in December. The Company’s net catastrophe losses incurred of approximately $23,538 for the year ended December 31, 2007 reflected losses in October from wildfires in California and wind/hail/tornado events in June and August as well as other smaller weather events.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2009	2008
Reinsurance recoverables on reserves and unpaid claims
Life and health	$8,473	$7,578
Property and casualty
State insurance facilities	3,117	2,999
Other insurance companies	12,652	11,794

Total	$24,242	$22,371

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Year ended December 31, 2009
Premiums written and contract deposits	$1,034,654	$35,104	$4,103	$1,003,653
Premiums and contract charges earned	690,631	35,169	4,128	659,590
Benefits, claims and settlement expenses	467,088	12,152	3,724	458,660

Year ended December 31, 2008
Premiums written and contract deposits	986,985	31,864	4,976	960,097
Premiums and contract charges earned	685,870	32,207	4,869	658,532
Benefits, claims and settlement expenses	480,799	12,126	2,859	471,532

Year ended December 31, 2007
Premiums written and contract deposits	1,007,566	39,993	7,172	974,745
Premiums and contract charges earned	686,414	39,584	7,427	654,257
Benefits, claims and settlement expenses	415,653	9,450	2,287	408,490

Ceded premiums written and earned for the years ended December 31, 2009, 2008 and 2007 included approximately $3, $15 and $30, respectively, of catastrophe reinsurance reinstatement premium.

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2009. Past due reinsurance recoverables as of December 31, 2009 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2009, the excess of loss coverage consisted of three contracts in addition to coverage with the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25,000 per occurrence up to $170,000 per occurrence. This contract consisted of four layers, each of which provided for one mandatory reinstatement unless noted otherwise. The layers were $25,000 excess of $25,000 (82.5% provided for one mandatory reinstatement), $40,000 excess of $50,000 (92.25% provided for one mandatory reinstatement), $60,000 excess of $90,000, and $20,000 excess of $150,000. The second excess of loss contract (“second event”) provided 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $10,000 of losses above $15,000 per occurrence. The third excess of loss contract (“third event”) provided 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $10,000 of losses above $15,000 per occurrence and less than $25,000 per occurrence, and after the second excess of loss contract described above was exhausted. Neither the second nor the third excess of loss contract provided for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention

NOTE 10 - Catastrophes and Reinsurance-(Continued)

of $14,400 up to $52,400, based on the FHCF’s financial resources. The FHCF contract is a one year contract, effective June 1, 2009. The decrease in FHCF coverage for the 2009-2010 contract period primarily reflects the Company’s election not to purchase additional coverage as it did for the 2008-2009 contract period. This election was anticipated based on the Company’s increase in coverage under its primary reinsurance contracts, which were finalized and priced prior to January 1, 2009. Additional coverage made available by the FHCF to the industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses.

For liability coverages, in 2009 the Company reinsured each loss above a retention of $700 up to $2,500 per occurrence and $20,000 in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2009 the Company reinsured each loss above a retention of $750 up to $2,500 on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250 of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $200 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $15,000 per occurrence with one reinstatement in 2009. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices across the country and portions of the home office complex) and also for computer equipment and copy machines. Rental expenses were $5,399, $4,651 and $4,766 for the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2009 are as follows:

	As of December 31, 2009
	2010	2011	2012	2013	2014	2015-2019	2020 and beyond
Minimum operating lease payments	$3,045	$2,529	$2,241	$2,220	$2,189	$11,215	$375

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$73,486	$10,917	$82,788
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(26,310)	63,859	3,418
Depreciation and amortization	8,352	13,955	12,778
Increase in insurance liabilities	118,164	114,809	92,046
(Increase) decrease in premium receivables	(3,245)	(2,717)	4,048
Increase in deferred policy acquisition costs	(11,528)	(5,539)	(9,761)
(Increase) decrease in reinsurance recoverable	4,982	(575)	1,806
Increase (decrease) in income tax liabilities	23,352	(21,578)	19,070
Other	(8,351)	(10,279)	(4,548)

Total adjustments	105,416	151,935	118,857

Net cash provided by operating activities	$178,902	$162,852	$201,645

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

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2009	2008	2007
Insurance premiums and contract charges earned
Property and casualty	$547,317	$541,125	$535,109
Annuity	14,472	17,754	21,760
Life	97,801	99,653	97,388

Total	$659,590	$658,532	$654,257

Net investment income
Property and casualty	$34,407	$35,716	$38,002
Annuity	149,677	136,182	128,904
Life	63,792	59,327	57,029
Corporate and other	16	123	926
Intersegment eliminations	(1,058)	(1,079)	(1,099)

Total	$246,834	$230,269	$223,762

Net income (loss)
Property and casualty	$29,799	$28,087	$61,234
Annuity	21,258	17,342	17,560
Life	18,431	16,415	17,275
Corporate and other	3,998	(50,927)	(13,281)

Total	$73,486	$10,917	$82,788

	December 31,
	2009	2008	2007
Assets
Property and casualty	$916,347	$867,590	$908,209
Annuity	4,075,872	3,509,119	4,086,619
Life	1,250,146	1,035,739	1,199,147
Corporate and other	127,399	133,172	102,250
Intersegment eliminations	(26,651)	(37,902)	(36,912)

Total	$6,343,113	$5,507,718	$6,259,313

NOTE 13 - Segment Information-(Continued)

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2009	2008	2007
Policy acquisition expenses amortized
Property and casualty	$62,181	$57,948	$58,583
Annuity	6,572	10,781	7,310
Life	11,646	10,405	9,766

Total	$80,399	$79,134	$75,659

Amortization of intangible assets
Value of acquired insurance in force
Annuity	$—	$4,037	$4,041
Life	223	1,292	1,338

Total	$223	$5,329	$5,379

Income tax expense (benefit)
Property and casualty	$5,919	$5,608	$23,437
Annuity	11,020	3,225	8,366
Life	10,422	9,235	9,321
Corporate and other	2,660	(28,807)	(6,841)

Total	$30,021	$(10,739)	$34,283

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2009
Insurance premiums written and contract deposits	$245,907	$271,750	$264,679	$221,317
Total revenues	235,886	241,530	237,642	222,369
Net income	22,170	19,281	18,604	13,431
Per share information
Basic
Net income	$0.57	$0.49	$0.48	$0.34
Shares of common stock - weighted average (a)	39,185	39,180	39,172	39,164
Diluted
Net income	$0.54	$0.48	$0.46	$0.33
Shares of common stock and equivalent shares - weighted average (a)	40,613	40,640	40,532	40,385

2008
Insurance premiums written and contract deposits	$239,088	$251,420	$245,002	$224,587
Total revenues	221,101	178,204	216,245	219,268
Net income (loss)	22,927	(30,808)	4,542	14,256
Per share information
Basic
Net income (loss)	$0.59	$(0.79)	$0.11	$0.35
Shares of common stock - weighted average (a)	39,062	39,062	40,116	41,055
Diluted
Net income (loss)	$0.58	$(0.79)	$0.11	$0.34
Shares of common stock and equivalent shares - weighted average (a)	39,824	39,062	41,225	42,146

2007
Insurance premiums written and contract deposits	$239,246	$254,422	$250,799	$230,278
Total revenues	221,545	221,874	221,531	222,055
Net income	18,032	18,322	23,166	23,268
Per share information
Basic
Net income	$0.42	$0.42	$0.54	$0.54
Shares of common stock - weighted average (a)	42,953	43,288	43,223	43,118
Diluted
Net income	$0.41	$0.41	$0.52	$0.52
Shares of common stock and equivalent shares - weighted average (a)	43,924	44,268	44,924	45,396

(a)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2009

(Dollars in thousands)

Type of Investments	Cost(1)	Fair Value	Amount shown in Balance Sheet

Fixed maturities:
U.S. Government and federally sponsored agency obligations	$797,833	$802,275	$802,275
States, municipalities and political subdivisions	891,174	913,949	913,949
Foreign government bonds	39,931	41,942	41,942
Public utilities	289,335	306,032	306,032
Other corporate bonds	2,043,747	2,035,667	2,035,667

Total fixed maturity securities	4,062,020	4,099,865	4,099,865

Equity securities:
Non-redeemable preferred stocks	60,652	58,006	58,006
Common stocks	855	1,672	1,672

Total equity securities	61,507	59,678	59,678

Mortgage loans	2,469	XXX	2,469
Short-term investments	299,109	XXX	299,109
Short-term investments, loaned securities collateral	—	XXX	—
Policy loans	113,503	XXX	113,503

Total investments	$4,538,608	XXX	$4,574,624

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2009 and 2008

(Dollars in thousands, except per share data)

	December 31,
	2009	2008

ASSETS

Investments and cash	$21,420	$25,711
Investment in subsidiaries	891,101	617,994
Other assets	49,766	48,992

Total assets	$962,287	$692,697

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short-term debt	$38,000	$38,000
Long-term debt	199,614	199,549
Other liabilities	5,128	6,303

Total liabilities	242,742	243,852

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2009, 60,997,917; 2008, 60,874,984	61	61
Additional paid-in capital	358,081	355,542
Retained earnings	758,343	694,492
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	22,266	(182,065)
Net funded status of pension and other postretirement benefit obligations	(11,543)	(11,522)
Treasury stock, at cost, 2009 and 2008, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	719,545	448,845

Total liabilities and shareholders’ equity	$962,287	$692,697

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007

Revenues
Net investment income	$21	$131	$925
Realized investment gains	—	29	33

Total revenues	21	160	958

Expenses
Interest	13,971	14,455	14,060
Other	4,657	462	2,542

Total expenses	18,628	14,917	16,602

Loss before income taxes and equity in net earnings of subsidiaries	(18,607)	(14,757)	(15,644)
Income tax benefit	(6,047)	(6,006)	(5,090)

Loss before equity in net earnings of subsidiaries	(12,560)	(8,751)	(10,554)
Equity in net earnings of subsidiaries	86,046	19,668	93,342

Net income	$73,486	$10,917	$82,788

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows – operating activities
Interest expense paid	$(14,052)	$(13,683)	$(13,772)
Federal income taxes recovered	4,245	4,729	5,551
Cash dividends received from subsidiaries	24,000	74,500	40,500
Other, net	(8,848)	(8,780)	2,850

Net cash provided by operating activities	5,345	56,766	35,129

Cash flows - investing activities
Net (increase) decrease in investments	4,591	(25,538)	32,089

Net cash provided by (used in) investing activities	4,591	(25,538)	32,089

Cash flows - financing activities
Dividends paid to shareholders	(9,635)	(14,964)	(18,359)
Purchase of treasury stock	—	(54,338)	(20,748)
Exercise of stock options	—	—	4,477
Principal borrowings on Bank Credit Facility	—	38,000	—
Repurchase of Senior Convertible Notes	—	—	(32,563)

Net cash used in financing activities	(9,635)	(31,302)	(67,193)

Net increase (decrease) in cash	301	(74)	25
Cash at beginning of period	99	173	148

Cash at end of period	$400	$99	$173

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III:	A	B	C		D	E	F	G	H			I	J		K
Schedule VI:	A	B	C	D	E		F	G		H		I		J	K
		Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
Segment										Current year	Prior years

Year Ended December 31, 2009
Property and casualty		$22,846	$300,975	$0	$205,337	$—	$547,317	$34,407	$407,076	$418,803	$(11,727)	$62,181	$75,468	$404,835	$553,498
Annuity		163,722	2,373,555	xxx	—	113,588	14,472	149,677	99,458	xxx	xxx	6,572	28,947	xxx	xxx
Life		89,556	909,315	xxx	5,428	3,761	97,801	63,792	91,547	xxx	xxx	11,646	32,398	xxx	xxx
Other, including consolidating eliminations		N/A	—	xxx	N/A	N/A	—	(1,042)	—	xxx	xxx	—	18,627	xxx	xxx

Total		$276,124	$3,583,845	xxx	$210,765	$117,349	$659,590	$246,834	$598,081	xxx	xxx	$80,399	$155,440	xxx	xxx

Year Ended December 31, 2008
Property and casualty		$21,331	$297,758	$0	$200,382	$—	$541,125	$35,716	$416,106	$434,206	$(18,100)	$57,948	$70,596	$423,401	$545,873
Annuity		193,459	2,172,533	xxx	—	124,529	17,754	136,182	95,165	xxx	xxx	10,781	32,291	xxx	xxx
Life		97,256	886,324	xxx	6,196	3,830	99,653	59,327	92,059	xxx	xxx	10,405	34,036	xxx	xxx
Other, including consolidating eliminations		N/A	—	xxx	N/A	N/A	—	(956)	—	xxx	xxx	—	15,253	xxx	xxx

Total		$312,046	$3,356,615	xxx	$206,578	$128,359	$658,532	$230,269	$603,330	xxx	xxx	$79,134	$152,176	xxx	xxx

Year Ended December 31, 2007
Property and casualty		$20,624	$306,191	$0	$195,635	$—	$535,109	$38,002	$360,431	$380,399	$(19,968)	$58,583	$72,343	$365,549	$535,217
Annuity		146,177	2,018,024	xxx	—	133,863	21,760	128,904	90,172	xxx	xxx	7,310	32,974	xxx	xxx
Life		94,988	856,582	xxx	6,892	4,607	97,388	57,029	85,134	xxx	xxx	9,766	36,601	xxx	xxx
Other, including consolidating eliminations		N/A	—	xxx	N/A	N/A	—	(173)	—	xxx	xxx	—	16,620	xxx	xxx

Total		$261,789	$3,180,797	xxx	$202,527	$138,470	$654,257	$223,762	$535,737	xxx	xxx	$75,659	$158,538	xxx	xxx

N/A Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year ended December 31, 2009
Life insurance in force	$13,761,252	$2,397,121	—	$11,364,131	—
Premiums
Property and casualty	$572,887	$29,698	$4,128	$547,317	0.8%
Annuity	14,472	—	—	14,472	—
Life	103,272	5,471	—	97,801	—

Total premiums	$690,631	$35,169	$4,128	$659,590	0.6%

Year ended December 31, 2008
Life insurance in force	$13,671,845	$2,022,559	—	$11,649,286	—
Premiums
Property and casualty	$563,385	$27,129	$4,869	$541,125	0.9%
Annuity	17,754	—	—	17,754	—
Life	104,731	5,078	—	99,653	—

Total premiums	$685,870	$32,207	$4,869	$658,532	0.7%

Year ended December 31, 2007
Life insurance in force	$13,576,538	$1,800,836	—	$11,775,702	—
Premiums
Property and casualty	$562,061	$34,379	$7,427	$535,109	1.4%
Annuity	21,760	—	—	21,760	—
Life	102,593	5,205	—	97,388	—

Total premiums	$686,414	$39,584	$7,427	$654,257	1.1%

NOTE: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2009

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2009. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description

(3)	Articles of incorporation and bylaws:

	3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

	3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

	4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

	4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

	4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

	4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit No.		Description

	4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10)	Material contracts:

	10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

	10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

	10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

	10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

	10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.	Description

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.	Description

10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.8*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 28, 2009, filed with the SEC on June 2, 2009.

Exhibit No.	Description

10.11*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.11 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

10.12*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.12(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

10.14*	Employment Agreement between HMEC and Louis G. Lower II as of December 31, 1999, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.14(a)*	Amendment to Employment Agreement between HMEC and Louis G. Lower II as of January 1, 2008, incorporated by reference to Exhibit 10.14(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.14(b)*	Second Amendment to Employment Agreement between HMEC and Louis G. Lower II as of September 30, 2009, incorporated by reference to Exhibit 10.14(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009.

10.15*	Employment Agreement between HMSC and Stephen P. Cardinal as of November 20, 2008, incorporated by reference to Exhibit 10.15 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.	Description

10.16*	Letter of Employment between HMSC and Brent H. Hamann effective February 9, 2009, incorporated by reference to Exhibit 10.16 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

(11)	Statement regarding computation of per share earnings.

(12)	Statement regarding computation of ratios.

(21)	Subsidiaries of HMEC.

(23)	Consent of KPMG LLP.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

31.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Louis G. Lower II, Chief Executive Officer of HMEC.

2.2	Certification by Peter H. Heckman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

99.1	Glossary of Selected Terms.