Form 10-Q
period 2010-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2010-05-07
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Act.

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.    Yes          No    X

As of April 30, 2010, 39,223,054 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the accompanying consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

As discussed in note 1 to the December 31, 2009 consolidated financial statements, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of April 1, 2009.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 7, 2010

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2010, $4,311,877; 2009, $4,062,020)	$4,411,009	$4,099,865
Equity securities, available for sale, at fair value (cost 2010, $49,509; 2009, $61,507)	52,074	59,678
Short-term and other investments	301,212	415,081

Total investments	4,764,295	4,574,624
Cash	18,370	7,848
Accrued investment income and premiums receivable	122,347	113,058
Deferred policy acquisition costs	272,774	276,124
Goodwill	47,396	47,396
Other assets	90,487	97,633
Separate Account (variable annuity) assets	1,281,527	1,226,430

Total assets	$6,597,196	$6,343,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,412,653	$2,367,170
Interest-sensitive life contract liabilities	711,193	706,067
Unpaid claims and claim expenses	322,200	312,738
Future policy benefits	198,807	197,870
Unearned premiums	204,010	210,765

Total policy liabilities	3,848,863	3,794,610
Other policyholder funds	116,298	117,349
Other liabilities	334,641	247,565
Short-term debt	38,000	38,000
Long-term debt	199,631	199,614
Separate Account (variable annuity) liabilities	1,281,527	1,226,430

Total liabilities	5,818,960	5,623,568

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2010, 61,033,123; 2009, 60,997,917	61	61
Additional paid-in capital	358,857	358,081
Retained earnings	777,689	758,343
Accumulated other comprehensive income (loss) net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	60,835	22,266
Net funded status of pension and other postretirement benefit obligations	(11,543)	(11,543)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	778,236	719,545

Total liabilities and shareholders’ equity	$6,597,196	$6,343,113

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Insurance premiums and contract charges earned	$166,353	$162,463
Net investment income	65,918	57,863
Net realized investment gains (losses)	4,867	(847)
Other income	1,535	2,890

Total revenues	238,673	222,369

Benefits, losses and expenses
Benefits, claims and settlement expenses	112,917	107,740
Interest credited	35,558	33,729
Policy acquisition expenses amortized	20,065	23,009
Operating expenses	34,796	35,543
Amortization of intangible assets	-	223
Interest expense	3,472	3,497

Total benefits, losses and expenses	206,808	203,741

Income before income taxes	31,865	18,628
Income tax expense	9,262	5,197

Net income	$22,603	$13,431

Net income per share
Basic	$0.58	$0.34

Diluted	$0.55	$0.33

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,206	39,164
Diluted	40,900	40,385

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(760)	$(17,752)
Portion of losses recognized in other comprehensive income	-	-

Net other-than-temporary impairment losses on securities recognized in earnings	(760)	(17,752)
Realized gains	5,627	16,905

Total	$4,867	$(847)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Comprehensive income (loss)
Net income	$22,603	$13,431
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	38,569	(16,900)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Other comprehensive income (loss)	38,569	(16,900)

Total	$61,172	$(3,469)

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Common stock
Beginning balance	$61	$61
Conversion of Director Stock Plan units, 2010, 27,774 shares; 2009, 84,562 shares	-	-
Conversion of restricted stock units, 2010, 7,432 shares; 2009, 22,659 shares	-	-

Ending balance	61	61

Additional paid-in capital
Beginning balance	358,081	355,542
Conversion of Director Stock Plan units and restricted stock units	448	1,168
Share-based compensation expense	328	293

Ending balance	358,857	357,003

Retained earnings
Beginning balance	758,343	694,492
Net income	22,603	13,431
Cash dividends, 2010, $0.0800 per share; 2009, $0.0525 per share	(3,257)	(2,126)

Ending balance	777,689	705,797

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	10,723	(193,587)
Change in net unrealized gains and losses on fixed maturities and equity securities	38,569	(16,900)
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	49,292	(210,487)

Treasury stock, at cost
Beginning and ending balance, 2010 and 2009, 21,813,196 shares	(407,663)	(407,663)

Shareholders’ equity at end of period	$778,236	$444,711

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows - operating activities
Premiums collected	$160,788	$156,224
Policyholder benefits paid	(107,488)	(117,001)
Policy acquisition and other operating expenses paid	(66,711)	(54,410)
Federal income taxes paid	(960)	-
Investment income collected	58,067	54,266
Interest expense paid	(110)	(550)
Other	(62)	1,674

Net cash provided by operating activities	43,524	40,203

Cash flows - investing activities
Fixed maturities
Purchases	(353,807)	(606,774)
Sales	89,802	653,322
Maturities, paydowns, calls and redemptions	82,215	23,524
Net cash provided by (used in) short-term and other investments	127,961	(123,576)

Net cash used in investing activities	(53,829)	(53,504)

Cash flows - financing activities
Dividends paid to shareholders	(3,257)	(2,126)
Annuity contracts, variable and fixed
Deposits	84,186	68,714
Benefits and withdrawals	(42,040)	(44,084)
Net transfer to Separate Account (variable annuity) assets	(20,924)	(6,950)
Life policy accounts
Deposits	477	281
Withdrawals and surrenders	(1,185)	(1,279)
Change in bank overdrafts	3,570	1,900

Net cash provided by financing activities	20,827	16,456

Net increase in cash	10,522	3,155

Cash at beginning of period	7,848	9,204

Cash at end of period	$18,370	$12,359

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010 and 2009

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2010 and the consolidated results of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended March 31, 2010 and 2009. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Fair Value Measurements and Disclosures

Effective January 1, 2010, the Company adopted accounting guidance to improve disclosure requirements related to fair value measurements. The guidance requires disclosures pertaining to transfers of assets between Levels 1 and 2 of the three-tier fair value hierarchy as defined in “Note 3 -- Fair Value of Financial Instruments” and a reconciliation reporting purchase, sale, issuance and settlement transactions of recurring and nonrecurring fair value measurement assets and liabilities utilizing Level 3 fair value inputs. The guidance also clarifies existing requirements regarding the measurement disclosures for each class of assets and liabilities and disclosure about inputs and valuation techniques. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

Amendments to Accounting for Variable Interest Entities

Effective January 1, 2010, the Company adopted accounting guidance which amended the accounting for variable interest entities (“VIEs”). The new guidance eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation for determining a controlling financial interest in a VIE. The guidance also requires an analysis of whether a company has the power to direct the activities of a VIE that most significantly impact that entity’s economic performance and the obligation to absorb the losses or the right to receive benefits from that entity that could potentially be significant to the company. Additional disclosures are required about a company’s involvement in VIEs and an ongoing assessment of whether a company is the primary beneficiary is required. The guidance is effective for all VIEs owned on or formed after January 1, 2010. Because, as of the time of this Quarterly Report on Form 10-Q, (1) the Company does not have any relationships with unconsolidated entities or financial partnerships and (2) the Company’s Separate Accounts are not VIEs, adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

Note 2 - Investments

Maturities/Sales of Fixed Maturity Securities

The following table presents the distribution of the Company’s fixed maturity securities (“fixed maturities”) portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

	Percent of Total Fair Value		March 31, 2010
	March 31, 2010	December 31, 2009	Fair Value	Amortized Cost

Due in 1 year or less	4.6%	4.8%	$ 203,270	$ 198,702
Due after 1 year through 5 years	21.4	20.4	945,821	924,565
Due after 5 years through 10 years	30.8	31.1	1,360,205	1,329,636
Due after 10 years through 20 years	15.1	15.0	665,471	650,515
Due after 20 years	28.1	28.7	1,236,242	1,208,459

Total	100.0%	100.0%	$4,411,009	$4,311,877

The average option-adjusted duration for the Company’s fixed maturity securities was 6.8 years at both March 31, 2010 and December 31, 2009.

Proceeds from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended March 31,
	2010	2009

Proceeds	$89,802	$653,322
Gross gains realized	3,563	16,850
Gross losses realized	(6)	(1,772)

Realized Investment Gains and Losses

In the first quarter of 2010, pretax net realized investment gains were $4,867, including $745 of credit-related other-than-temporary impairment charges. These charges related to securities of one high-yield bond issuer that the Company no longer intended to hold until the value fully recovers.

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of March 31, 2010 and December 31, 2009 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
As of March 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$469,628	$20,181	$2,579	$487,230
Other	399,476	1,432	11,397	389,511
Municipal bonds	873,806	35,266	6,343	902,729
Foreign government bonds	46,307	3,166	372	49,101
Corporate bonds	1,874,959	120,317	19,519	1,975,757
Other mortgage-backed securities	647,701	25,180	66,200	606,681	$1,168

Totals	$4,311,877	$205,542	$106,410	$4,411,009	$1,168

Equity securities	$49,509	$5,768	$3,203	$52,074

As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$436,856	$18,942	$673	$455,125
Other	360,977	847	14,674	347,150
Municipal bonds	891,174	32,496	9,721	913,949
Foreign government bonds	39,931	2,424	413	41,942
Corporate bonds	1,766,835	102,270	30,564	1,838,541
Other mortgage-backed securities	566,247	16,889	79,978	503,158	$(476)

Totals	$4,062,020	$173,868	$136,023	$4,099,865	$(476)

Equity securities	$61,507	$3,937	$5,766	$59,678

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $427,588 and $360,026; Federal Home Loan Mortgage Association (“FHLMA”) of $314,407 and $330,279; and Government National Mortgage Association (“GNMA”) of $41,011 and $41,508 as of March 31, 2010 and December 31, 2009, respectively.

(2)

Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts include unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the valuation impact on deferred policy acquisition costs:

	Three Months Ended March 31,
	2010	2009
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$24,599	$(196,687)
Change in unrealized investment gains and losses	38,025	(29,049)
Reclassification of net realized investment (gains) losses to net income	1,812	8,464

End of period	$64,436	$(217,272)

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$(1,189)	$(16,000)
Change in unrealized investment gains and losses	2,642	7,788
Reclassification of net realized investment (gains) losses to net income	214	(8,234)

End of period	$1,667	$(16,446)

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of March 31, 2010 that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery in fair value or maturity, for which the non-credit portion of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Three Months Ended March 31,
	2010	2009
Cumulative credit loss (1)
Beginning of period	$2,875	$-
New credit losses	-	-
Losses related to securities sold or paid down during the period	-	-

End of period	$2,875	$-

(1)

The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of fair value or maturity. The current definition, reporting and disclosure of “credit loss” was effective as of April 1, 2009.

Note 2 - Investments-(Continued)

At March 31, 2010, the gross unrealized loss position in the fixed maturity and equity securities portfolio was $109,613 (403 positions, representing 2.5% of total fixed maturity and equity securities fair value). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at March 31, 2010 and December 31, 2009, respectively. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2010 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at March 31, 2010.

	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of March 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$124,213	$2,563	$2,336	$16	$126,549	$2,579
Other	318,299	11,397	-	-	318,299	11,397
Municipal bonds	137,966	2,448	54,180	3,895	192,146	6,343
Foreign government bonds	16,824	120	3,629	252	20,453	372
Corporate bonds	175,382	3,603	211,452	15,916	386,834	19,519
Other mortgage-backed securities	67,451	1,144	171,466	65,056	238,917	66,200

Totals	$840,135	$21,275	$443,063	$85,135	$1,283,198	$106,410

Equity securities	$12	$2	$27,065	$3,201	$27,077	$3,203

As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$78,577	$604	$2,399	$69	$80,976	$673
Other	311,917	14,674	-	-	311,917	14,674
Municipal bonds	235,320	5,420	52,289	4,301	287,609	9,721
Foreign government bonds	12,665	413	-	-	12,665	413
Corporate bonds	158,749	4,708	272,673	25,856	431,422	30,564
Other mortgage-backed securities	88,325	5,856	181,797	74,122	270,122	79,978

Totals	$885,553	$31,675	$509,158	$104,348	$1,394,711	$136,023

Equity securities	$3,836	$932	$28,168	$4,834	$32,004	$5,766

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2010 and December 31, 2009. At March 31, 2010, Level 3 invested assets comprised approximately 0.3% of the Company’s total investment portfolio fair value.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using (1)

			Level 1	Level 2	Level 3
March 31, 2010
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$487,230	$487,230	$-	$487,230	$-
Other	389,511	389,511	37,751	351,760	-
Municipal bonds	902,729	902,729	-	902,729	-
Foreign government bonds	49,101	49,101	-	49,101	-
Corporate bonds	1,975,757	1,975,757	42,984	1,928,791	3,982
Other mortgage-backed securities	606,681	606,681	-	599,225	7,456

Total	4,411,009	4,411,009	80,735	4,318,836	11,438
Equity securities	52,074	52,074	24,954	26,581	539
Short-term investments	183,387	183,387	183,387	-	-
Other investments (2)	117,825	106,540	-	-	-

Total investments	4,764,295	4,753,010	289,076	4,345,417	11,977
Separate Account (variable annuity) assets	1,281,527	1,281,527	-	1,281,527	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,658	71,740
Annuity contract liabilities	2,412,653	2,124,314
Other policyholder funds	116,298	116,298
Short-term debt	38,000	38,000
Long-term debt	199,631	200,323

December 31, 2009
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$455,125	$455,125	$-	$455,125	$-
Other	347,150	347,150	12,472	334,678	-
Municipal bonds	913,949	913,949	-	913,949	-
Foreign government bonds	41,942	41,942	-	41,942	-
Corporate bonds	1,838,541	1,838,541	42,364	1,793,738	2,439
Other mortgage-backed securities	503,158	503,158	-	495,298	7,860

Total	4,099,865	4,099,865	54,836	4,034,730	10,299
Equity securities	59,678	59,678	28,917	30,222	539
Short-term investments	299,109	299,109	299,109	-	-
Other investments (2)	115,972	97,235	-	-	-

Total investments	4,574,624	4,555,887	382,862	4,064,952	10,838
Separate Account (variable annuity) assets	1,226,430	1,226,430	-	1,226,430	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,688	71,766
Annuity contract liabilities	2,367,170	2,084,267
Other policyholder funds	117,349	117,349
Short-term debt	38,000	38,000
Long-term debt	199,614	199,545

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the consolidated balance sheets.
(2)

Fair value of “Other investments” includes investments, primarily policy loans, for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2010. The following table presents reconciliations for the periods indicated for all Level 3 assets measured at fair value on a recurring basis.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2010	$10,299	$539	$10,838
Transfers in (out) of Level 3 (1)	917	-	917
Total gains or losses
Net realized gains (losses) included in net income	-	-	-
Net unrealized gains and losses included in other comprehensive income	386	-	386
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Paydowns and maturities	(164)	-	(164)

Ending balance, March 31, 2010	$11,438	$539	$11,977

Beginning balance, January 1, 2009	$30,439	$455	$30,894
Transfers in (out) of Level 3 (1)	-	-	-
Total gains or losses
Net realized gains (losses) included in net income	-	-	-
Net unrealized gains and losses included in other comprehensive income	(4,680)	-	(4,680)
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Paydowns and maturities	(603)	-	(603)

Ending balance, March 31, 2009	$25,156	$455	$25,611

(1)

Transfers into and out of Level 3 during the periods ended March 31, 2010 and 2009 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At March 31, 2010 and 2009, there were no realized gains or losses, due to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

Note 4 - Debt

Indebtedness outstanding was as follows:

	March 31, 2010	December 31, 2009
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $138 and $145 (6.1% imputed rate)	74,862	74,855
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $231 and $241 (6.9% imputed rate)	124,769	124,759

Total	$237,631	$237,614

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 5 - Pension Plans and Other Postretirement Benefits

The Company has the following retirement plans: a defined contribution plan; a 401(k) plan; a defined benefit plan for employees hired on or before December 31, 1998; and certain employees participate in a supplemental defined contribution plan or a supplemental defined benefit plan or both.

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental retirement pension plans for the three months ended March 31, 2010 and 2009.

	Defined Benefit Plan		Supplemental Retirement Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$(13)
Other expenses	63	-	-	-
Interest cost	472	1,973	281	254
Expected return on plan assets	(597)	(2,301)	-	-
Settlement loss	392	784	-	-
Amortization of:
Prior service cost	-	-	31	-
Actuarial loss	275	401	61	66

Net periodic pension expense	$605	$857	$373	$307

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

There is a minimum funding requirement of approximately $500 for the Company’s defined benefit plan in 2010. Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company expects to contribute $1,000 to the defined benefit plan in 2010. The Company expects to contribute $1,426 to the supplemental retirement plans in 2010, of which $549 was contributed during the three months ended March 31, 2010. At the time of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company expected to contribute $1,146 to the supplemental retirement plans in 2010. For the full year, the Company expects amortization of net losses of $1,045 and $246 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense in 2010.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $106 and $209 for the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Components of net periodic benefit:
Service cost	$-	$-
Interest cost	43	10
Amortization of prior service cost	-	(72)
Amortization of prior losses	(130)	(25)

Net periodic benefit	$(87)	$(87)

Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for the full year the Company expects to contribute $681 to the postretirement benefit plans other than pensions in 2010, of which $126 was contributed during the three months ended March 31, 2010. In addition, the Company expects amortization of net gains and losses of $497 to be included in the net periodic benefit for the year ended December 31, 2010.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended March 31, 2010

Premiums written and contract deposits	$245,953	$8,555	$1,308	$238,706
Premiums and contract charges earned	174,163	9,149	1,339	166,353
Benefits, claims and settlement expenses	115,470	3,638	1,085	112,917

Three months ended March 31, 2009

Premiums written and contract deposits	$228,850	$8,451	$ 918	$221,317
Premiums and contract charges earned	170,424	9,022	1,061	162,463
Benefits, claims and settlement expenses	108,962	2,205	983	107,740

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

	Three Months Ended March 31,
	2010	2009
Insurance premiums and contract charges earned
Property and casualty	$137,743	$135,022
Annuity	4,252	3,180
Life	24,358	24,261

Total	$166,353	$162,463

Net investment income
Property and casualty	$8,846	$8,301
Annuity	40,413	34,828
Life	16,924	14,996
Corporate and other	(4)	5
Intersegment eliminations	(261)	(267)

Total	$65,918	$57,863

Net income (loss)
Property and casualty	$11,012	$12,446
Annuity	7,335	1,184
Life	4,565	3,447
Corporate and other	(309)	(3,646)

Total	$22,603	$13,431

Amortization of intangible assets, pretax (included in segment net income)
Value of acquired insurance in force
Annuity	$-	$-
Life	-	223

Total	$-	$223

	March 31, 2010	December 31, 2009
Assets
Property and casualty	$940,665	$916,347
Annuity	4,215,578	4,075,872
Life	1,342,125	1,250,146
Corporate and other	126,397	127,399
Intersegment eliminations	(27,569)	(26,651)

Total	$6,597,196	$6,343,113

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

•

Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of catastrophe reinsurance coverage, and the Company’s ability to make homeowners insurance available to its clients.

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

For the three months ended March 31, 2010, the Company’s net income of $22.6 million represented an increase of $9.2 million compared to the prior year as net income growth in the annuity and life segments more than offset the decrease in property and casualty segment net income. After-tax net realized investment gains and losses improved by $3.7 million between periods. Annuity segment net income increased $6.1 million compared to the first three months of 2009, largely reflecting current year improvements in the interest margin and the favorable impact of the financial markets on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve and on the level of charges and fees earned on variable contract accumulated deposits. Life segment net income increased $1.2 million compared to a year earlier, primarily due to growth in investment income. Catastrophe costs increased $1.5 million after tax compared to the first quarter of 2009. Net income in the current period also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida. Partially offsetting this, compared to the first quarter of 2009, net income in the current period increased by $0.7 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. The Company’s net income for the first three months of 2009 included an after tax charge of $3.1 million related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment. Including all factors, the property and casualty combined ratio was 96.4% for the first quarter of 2010 compared to 94.6% for the same period in 2009.

Premiums written and contract deposits of $238.7 million increased 8% compared to the first three months of 2009, primarily reflecting an increase in annuity single premium and rollover deposit receipts in the current period. Total annuity contract deposits received increased 23% compared to the first three months of 2009. New automobile sales units for the current quarter were 3% less than the first three months of 2009, although true new automobile sales were comparable to a year earlier. The automobile new business decrease was offset by favorable policy retention and growth in average premium per policy for both automobile and homeowners. Life segment insurance premiums and contract deposits decreased 1% compared to the prior year.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s consolidated assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: fair value measurements, other-than-temporary impairment of investments, goodwill, deferred policy acquisition costs for annuity and interest-sensitive life products, liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred taxes and valuation of assets and liabilities related to the defined benefit pension plan.

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

Level 2

Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, non-agency structured securities, corporate debt securities and preferred stocks.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgement or estimation. This category generally includes certain private debt and equity investments.

At March 31, 2010, Level 3 invested assets comprised approximately 0.3% of the Company’s total investment portfolio fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments”.

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company receives prices from its custodian bank and investment manager. Fair values for the Company’s fixed maturity securities are based on prices provided by its investment manager. The prices from the custodian bank are compared to prices from the investment manager. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 92% of the portfolio was priced through pricing services or index priced as of March 31, 2010. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first three months of 2010.

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

  Other-than-temporary Impairment of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the fixed maturity security, or if it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery in fair value or if management does not expect to recover the entire cost basis of the fixed maturity security, an other-than-temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in fair value or maturity; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for the credit related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, unless the Company has the intent to sell the security.

With respect to fixed income securities involving securitized financial assets -- primarily asset-backed and commercial mortgage-backed securities in the Company’s portfolio -- all fair values are determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

There were no events or material changes in circumstances during the three months ended March 31, 2010 that indicated that a triggering event had occurred. Subsequent reviews of goodwill could result in impairment due to the impact of volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization (stock price).

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At March 31, 2010, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the valuation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.10 million and $0.20 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.15 million and $0.25 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations -- Policy Acquisition Expenses Amortized”.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of March 31, 2010. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	March 31, 2010			December 31, 2009
	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)

Automobile liability	$76.7	$136.7	$213.4	$74.0	$133.7	$207.7
Automobile other	3.9	3.2	7.1	5.3	1.8	7.1
Homeowners	13.1	53.4	66.5	10.3	49.6	59.9
All other	4.5	20.1	24.6	5.9	20.4	26.3

Total	$98.2	$213.4	$311.6	$95.5	$205.5	$301.0

(1) These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At March 31, 2010, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the three months ended March 31, 2010 by approximately $2.9 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at March 31, 2010.

Information regarding the Company’s property and casualty claims and claims settlement expense reserve development table as of December 31, 2009 is located in “Business -- Property and Casualty Segment -- Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Information regarding property and casualty reserve reestimates for each of the three years ended December 31, 2009 is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2009 -- Benefits, Claims and Settlement Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Results of Operations

  Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended		Change From
	March 31,		Prior Year
	2010	2009	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$129.9	$128.2	1.3%	$1.7
Involuntary and other property & casualty	1.3	0.9	44.4%	0.4

Total property & casualty	131.2	129.1	1.6%	2.1
Annuity deposits	84.2	68.7	22.6%	15.5
Life	23.3	23.5	-0.9%	(0.2)

Total	$238.7	$221.3	7.9%	$17.4

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended		Change From
	March 31,		Prior Year
	2010	2009	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$136.8	$134.4	1.8%	$2.4
Involuntary and other property & casualty	0.9	0.6	50.0%	0.3

Total property & casualty	137.7	135.0	2.0%	2.7
Annuity	4.3	3.2	34.4%	1.1
Life	24.4	24.3	0.4%	0.1

Total	$166.4	$162.5	2.4%	$3.9

For the first three months of 2010, the Company’s premiums written and contract deposits increased $17.4 million, or 7.9%, compared to the prior year, primarily reflecting increases in annuity deposit receipts in the current period. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 1.3%, or $1.7 million, in the first three months of 2010, including catastrophe reinsurance premiums that were comparable to the prior year. The automobile and homeowners average written premium per policy each increased compared to the prior year, with the change in average premium for both lines somewhat moderated by the improved quality of the books of business. For the Company’s automobile and homeowners business, rate changes effective during the first three months of 2010 averaged 4% and 7%, respectively, compared to 3% and 8%, respectively, during the same period in 2009. At March 31, 2010, there were 525,000 voluntary automobile and 261,000 homeowners policies in force, for a total of 786,000 policies, compared to a total of 790,000 policies at December 31, 2009 and 795,000 at March 31, 2009.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.0% at March 31, 2010 compared to 91.1% at March 31, 2009. The property 12-month new and renewal policy retention rate was 88.9% at March 31, 2010 compared to 88.8% a year earlier.

Voluntary automobile premium written increased 0.4% ($0.4 million) compared to the first three months of 2009. In the first three months of 2010, the premium growth was driven by a 2% increase in average written premium per policy. Average earned premium per policy increased 2.5%. Automobile policies in force at March 31, 2010 decreased 3,000 compared to December 31, 2009 and 7,000 compared to March 31, 2009. The number of educator policies generally increased throughout the periods.

Voluntary homeowners premium written increased 3.7% ($1.3 million) compared to the first quarter of 2009. Homeowners average written and earned premium per policy each increased about 4.5% in the first quarter of 2010 compared to a year earlier. Homeowners policies in force at March 31, 2010 decreased 1,000 compared to December 31, 2009 and 2,000 compared to a year earlier. Growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. The Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. The Company’s agents will continue to work closely with customers to find coverage with other third-party companies that are continuing to underwrite property risks in Florida. While this action will likely impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve underwriting results by 2012.

Annuity deposits received increased 22.6% for the three months ended March 31, 2010 compared to the same period in 2009, primarily driven by growth in single premium and rollover deposit receipts. In the first three months of 2010, single premium and rollover deposits increased 45.1% and scheduled annuity deposit receipts increased 10.7%. In the first three months of 2010, new deposits to variable accounts increased 4.6%, or $1.2 million, and new deposits to fixed accounts increased 33.6%, or $14.3 million, compared to the prior year. Management continues to see benefits of becoming a stronger presence in the educator annuity market subsequent to the implementation of new Internal Revenue Service Section 403(b) regulations that were effective January 1, 2009. Also, management believes that educators view the Company as having a recognized brand and providing personalized advice through agents with a local presence, leading to new business growth and strong annuity business persistency. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $3.8 billion at March 31, 2010 increased 18.3% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. At March 31, 2010, the number of annuity contracts outstanding of 178,000 was equal to December 31, 2009 and increased 1.7%, or 3,000 contracts, compared to March 31, 2009.

Variable annuity accumulated balances at March 31, 2010 reflected growth of 44.9% compared to March 31, 2009, including the positive impact of financial market performance over the 12 months. Annuity segment contract charges earned increased 34.4%, or $1.1 million, compared to the first three months of 2009, reflecting the growth in account values.

Life segment premiums and contract deposits decreased 0.9% compared to the first three months of 2009. The ordinary life insurance in force lapse ratio was 5.2% for the 12 months ended March 31, 2010 compared to 5.5% for the 12 months ended March 31, 2009.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been impacted by the economy and the overall decreases in automobile and home sales. For the first three months of 2010, total new automobile sales units were 3.5% less than the prior year period, while true new automobile sales were comparable to the same period in 2009. New homeowners sales units decreased 8.0% compared to the first quarter of 2009.

Following growth of 49.9% in the first quarter of 2009, annuity new business decreased 8.7% compared to prior year, largely driven by a decrease in sales of third-party vendor products. The Company’s new core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 56.6%, partially offset by a 20.6% increase in single premium and rollover deposits, including both Horace Mann and third-party vendor products. The Independent Agent distribution channel contributed a modest increase in sales of Horace Mann annuity products. Prior year growth and current year stability in Horace Mann’s proprietary annuity new business has been supported by the Company’s approved 403(b) payroll reduction capabilities.

Sales of new life insurance products have been adversely impacted by current economic conditions industry wide. The Company’s introduction of a new educator-focused portfolio of term and whole life products in the third quarter of 2009 helped to moderate the current period decline in proprietary life new business levels compared to the first three months of 2009. The current period decline in life sales of 13.8% was largely driven by a 20.9% decrease in sales of third-party vendor products.

Despite the impacts of the economy, the agency force produced relatively stable levels of sales for true new auto and the Company’s proprietary annuity products -- Horace Mann’s two lead lines. However, total new business sales decreased 5.8% compared to the first three months of 2009. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first three months of 2010 decreased 7.3% compared to the prior year.

Distribution System

At March 31, 2010, there were 305 Horace Mann Exclusive Agencies, an increase of 55 compared to December 31, 2009. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. Of the 305 Exclusive Agencies at the current quarter-end, 182 were formed by previous Employee Agents and 123 were formed by new appointments. At March 31, 2010, in addition to the Exclusive Agencies, there were 379 Employee Agents. Combined, there were 684 Exclusive Agencies and Employee Agents at March 31, 2010, compared to 716 at December 31, 2009 and 675 at March 31, 2009. At the time of this Quarterly Report on Form 10-Q, management anticipates that the year-end 2010 combined count of Exclusive Agencies and Employee Agents will increase modestly compared to a year earlier as the Company continues its transition to its Agency Business Model and Exclusive Agent agreement.

In 2006, the Company began the transition from a single-person agent operation to its Agency Business Model, with agents in outside offices with support personnel and licensed producers, designed to remove capacity constraints and increase productivity. Building on the foundation of the Agency Business Model, in the fourth quarter of 2008 the Company introduced its Exclusive Agent agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their Horace Mann Exclusive Agencies. By January 1, 2009, the first 71 individuals migrated from being Employee Agents to functioning as independent Exclusive Agents. See additional description in “Business -- Corporate Strategy and Marketing -- Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 870 authorized agents at March 31, 2010. During the first three months of 2010, this channel generated $10.5 million in annualized new annuity sales for the Company compared to $10.2 million for the first quarter of 2009, reflecting increases in single and rollover deposit business.

Net Investment Income

For the three months ended March 31, 2010, pretax investment income of $65.9 million increased 13.8%, or $8.0 million, (14.3%, or $5.6 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis, and was accompanied by improvement in the average pretax yield. Average invested assets increased 8.4% over the 12 months ended March 31, 2010. The average pretax yield on the investment portfolio was 5.73% (3.89% after tax) for the first three months of 2010, compared to a pretax yield of 5.46% (3.69% after tax) a year earlier. The Company’s investment portfolio yield for the current period reflected the positive impact of the reduced level of short-term investments in the portfolio. While the short-term position was somewhat reduced during the fourth quarter of 2009 and first quarter of 2010, management anticipates a further reduction in the level of short-term investments by reinvesting the majority of these funds in intermediate and long term bonds during the second quarter of 2010.

Net Realized Investment Gains and Losses

For the first three months of 2010, net realized investment gains (pretax) were $4.9 million compared to net realized investment losses of $0.8 million in the prior year’s first quarter. The net gains and losses in all periods were realized from the recording of impairment charges and ongoing investment portfolio management activity.

In the first quarter of 2010, pretax net realized investment gains of $4.9 million included (1) a $0.7 million credit-related impairment write-down related to one issuer and (2) less than $0.1 million of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $5.6 million of realized gains on other security disposals, including $1.8 million of realized gains on previously impaired securities that were disposed of during the quarter.

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

There were securities priced below 80% of book value at March 31, 2010 that were not impaired. While the credit markets and credit spreads continued to improve across virtually all asset classes in the first three months of 2010 resulting in continued improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows. Management views the decrease in value of all of these securities as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time.

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of March 31, 2010 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to March 31, 2009, credit spreads improved across virtually all asset classes in 2010, with the Company’s investment grade corporate bond portfolio showing the most significant improvement in net unrealized gains. Some of the more highly stressed asset classes also showed improvement during the first quarter of 2010, including the Company’s commercial mortgage-backed securities portfolio and its financial institution bond and preferred stock holdings. However, the persisting uncertainty and resultant volatility in the financial markets continued to have an adverse effect on the fair value of investments. The Company’s commercial mortgage-backed securities continue to be the most impacted.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Utilities	50	$329.5	$311.4	$18.1
Banking and Finance	51	326.8	314.6	12.2
Energy	44	219.5	203.6	15.9
Health Care	35	137.4	131.8	5.6
Insurance	25	122.2	114.3	7.9
Telecommunications	25	110.5	103.6	6.9
Metal and Mining	13	80.8	80.0	0.8
Broadcasting and Media	13	67.9	62.9	5.0
Transportation	14	60.1	58.0	2.1
Natural Gas	10	50.6	46.6	4.0
All Other Corporates (1)	147	470.5	448.0	22.5

Total corporate bonds	427	1,975.8	1,874.8	101.0
Mortgage-backed securities
U.S. government and federally sponsored agencies	334	487.2	469.6	17.6
Commercial	129	284.1	335.6	(51.5)
Other	14	16.4	16.2	0.2
Municipal bonds	272	902.7	873.8	28.9
Government bonds
U.S.	6	389.5	399.5	(10.0)
Foreign	9	49.1	46.3	2.8
Collateralized debt obligations (2)	11	31.0	32.9	(1.9)
Asset-backed securities	71	275.2	263.2	12.0

Total fixed maturity securities	1,273	$4,411.0	$4,311.9	$99.1

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	15	$31.5	$30.9	$0.6
Insurance	8	8.3	8.0	0.3
Real Estate	2	5.4	4.9	0.5
Utilities	4	5.0	5.0	*
U.S. federally sponsored agencies	2	0.1	*	0.1
Common stocks
Cable	3	1.3	0.7	0.6
Technology and other	2	0.5	*	0.5

Total equity securities	36	$52.1	$49.5	$2.6

Total	1,309	$4,463.1	$4,361.4	$101.7

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 20 additional industry classifications. Technology, industrial, retail, real estate, food and beverage and miscellaneous represented $287.2 million of fair value at March 31, 2010, with the remaining 14 classifications each representing less than $34 million.

(2)

Based on fair value, 78.2% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2010.

At March 31, 2010, the Company’s diversified fixed maturity securities portfolio consisted of 1,595 investment positions, issued by 1,273 entities, and totaled approximately $4.4 billion in fair value. This portfolio was 94.1% investment grade, based on fair value, with an average quality rating of A+.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2010, 93.9% of these combined portfolios were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Portfolio Fair Value		March 31, 2010
Rating (1)	March 31, 2010	December 31, 2009	Fair Value (2)	Amortized Cost or Cost
Fixed maturity securities
AAA	31.0%	32.8%	$1,370.2	$1,339.2
AA	13.8	14.3	606.5	591.4
A	26.1	26.2	1,151.7	1,095.8
BBB	23.2	21.5	1,022.0	986.0
BB	3.7	3.2	162.9	196.3
B	2.0	1.9	89.5	93.9
CCC or lower	0.2	0.1	8.1	9.2
Not rated (3)	-	-	0.1	0.1

Total fixed maturity securities	100.0%	100.0%	$4,411.0	$4,311.9

Equity securities
AAA	-%	10.1%	$-	$-
AA	-	-	-	-
A	23.8	27.5	12.4	13.6
BBB	52.0	44.0	27.1	27.9
BB	20.5	15.4	10.7	7.2
B	-	-	-	-
CCC or lower	0.2	0.2	0.1	*
Not rated (4)	3.5	2.8	1.8	0.8

Total equity securities	100.0%	100.0%	$52.1	$49.5

Total			$4,463.1	$4,361.4

*	Less than $0.1 million.
(1)

Ratings are as assigned primarily by Standard & Poor’s Corporation (“S&P”) when available, with remaining ratings as assigned on an equivalent basis by Moody’s Investors Service, Inc. (“Moody’s”). Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)

Fair values are based on quoted market prices, when available. Fair values for private placements and certain other securities that are infrequently traded are estimated by broker-dealers utilizing recognized valuation methodologies, including cash flow modeling.

(3)	Included in this category is $0.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At March 31, 2010, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had two subprime securities with a fair value of $0.4 million and an unrealized gain of less than $0.1 million at March 31, 2010. The “Alt-A” mortgage loan exposure was comprised of one security with a total fair value of approximately $0.5 million, vintage year 2004, with an unrealized loss of approximately $0.1 million at March 31, 2010.

At March 31, 2010, the Company had $284.1 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with a net unrealized loss of $51.5 million. CMBS spreads remained wide as of March 31, 2010, particularly for the more recent vintages with lower ratings. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in ratings downgrades within the CMBS portfolio. The Company’s CMBS portfolio is 90% investment grade, with an overall credit rating of A, and is well diversified by property type, geography and sponsor. The Company uses an estimate of future cash flows expected to be collected to evaluate the CMBS portfolio. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, payment terms, property type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default and loss severity assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the commercial mortgage-backed security held by the Company.

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	March 31, 2010			December 31, 2009
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	37	$89.6	$3.4	52	$104.3	$(3.7)
AA	30	78.8	(2.7)	25	68.7	(9.1)
A	32	59.1	(4.8)	32	65.1	(28.1)
BBB	17	29.0	(12.0)	11	16.5	(7.1)
BB and below	13	27.6	(35.4)	7	12.8	(19.5)

Total	129	$284.1	$(51.5)	127	$267.4	$(67.5)

Vintage
2003 and prior	13	$18.3	$(0.6)	14	$18.2	$(1.4)
2004	12	15.8	(3.1)	12	14.9	(3.9)
2005	36	72.1	(40.6)	36	67.5	(45.0)
2006	27	47.6	(11.2)	26	43.9	(13.7)
2007	20	46.8	1.3	18	41.0	(0.7)
2008	13	40.7	1.0	13	42.3	(2.2)
2009	8	42.8	1.7	8	39.6	(0.6)

Total	129	$284.1	$(51.5)	127	$267.4	$(67.5)

Property type
Conduit/Fusion	76	$129.9	$(53.9)	77	$126.7	$(62.4)
Military housing	19	63.9	(1.2)	16	54.4	(5.4)
GNMA project loans	21	54.8	1.5	21	52.3	(0.4)
Cell tower	7	25.8	2.5	7	25.2	2.0
Timber	3	5.1	0.3	3	4.8	*
Single borrower	3	4.6	(0.7)	3	4.0	(1.3)

Total	129	$284.1	$(51.5)	127	$267.4	$(67.5)

*	Less than $0.1 million.

At March 31, 2010, the Company had $358.3 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $12.8 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention and credit enhancement programs.

At March 31, 2010, the Company had $902.7 million fair value invested in municipal bonds with a net unrealized gain of $28.9 million. Approximately 65% of the municipal bonds are tax-exempt and 71% are revenue bonds. The overall credit quality of these securities was AA, with approximately 43% of the value insured at March 31, 2010. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA- at March 31, 2010.

At March 31, 2010, the fixed maturity securities and equity securities portfolio had $109.6 million pretax of gross unrealized losses related to 403 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at March 31, 2010, including the length of time that the securities continuously have been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of March 31, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	89	$538.3	$546.1	$(7.8)
4 through 6 months	55	236.0	246.4	(10.4)
7 through 9 months	3	18.2	18.8	(0.6)
10 through 12 months	3	31.0	32.5	(1.5)
13 through 24 months	71	109.8	121.5	(11.7)
25 through 36 months	62	183.2	208.9	(25.7)
37 through 48 months	9	26.0	27.5	(1.5)
Greater than 48 months	4	14.7	16.3	(1.6)

Total	296	$1,157.2	$1,218.0	$(60.8)

Non-investment grade
3 Months or less	6	$16.7	$17.7	$(1.0)
4 through 6 months	-	-	-	-
7 through 9 months	-	-	-	-
10 through 12 months	-	-	-	-
13 through 24 months	19	17.1	19.9	(2.8)
25 through 36 months	42	77.1	113.9	(36.8)
37 through 48 months	5	6.1	10.8	(4.7)
Greater than 48 months	8	9.0	9.3	(0.3)

Total	80	$126.0	$171.6	$(45.6)

Not rated	-	-	-	-

Total fixed maturity securities	376	$1,283.2	$1,389.6	$(106.4)

Equity Securities (1)
Investment grade
12 Months or less	-	-	-	-
13 through 24 months	8	$10.0	$11.5	$(1.5)
25 through 36 months	16	15.6	17.2	(1.6)
Greater than 36 months	-	-	-	-

Total	24	25.6	28.7	(3.1)
Non-investment grade, all 25 through 36 months	2	1.5	1.6	(0.1)
Not rated, all 3 Months or less	1	*	*	*

Total equity securities	27	$27.1	$30.3	$(3.2)

Total fixed maturity securities and equity securities	403	$1,310.3	$1,419.9	$(109.6)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 33 were trading below 80% of book value at March 31, 2010 and the table below provides additional information regarding these securities. These positions included structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost or Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of March 31, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	1	$0.8	$1.3	$(0.5)
4 through 6 months	1	1.3	1.8	(0.5)
7 through 9 months	-	-	-	-
10 through 12 months	1	1.1	1.5	(0.4)
13 through 24 months	13	20.9	35.6	(14.7)
25 through 36 months	1	8.3	10.9	(2.6)
Greater than 36 months	-	-	-	-

Total	17	$32.4	$51.1	$(18.7)

Non-investment grade
3 Months or less	1	$0.3	$0.4	$(0.1)
4 through 6 months	-	-	-	-
7 through 9 months	-	-	-	-
10 through 12 months	-	-	-	-
13 through 24 months	11	26.0	52.5	(26.5)
25 through 36 months	3	3.1	15.0	(11.9)
Greater than 36 months	-	-	-	-

Total	15	$29.4	$67.9	$(38.5)

Not rated	-	-	-	-

Total fixed maturity securities	32	$61.8	$119.0	$(57.2)

Equity Securities (1)
Investment grade, all 25 through 36 months	1	$1.3	$1.9	$(0.6)
Non-investment grade	-	-	-	-
Not rated	-	-	-	-

Total equity securities	1	$1.3	$1.9	$(0.6)

Total fixed maturity securities and equity securities	33	$63.1	$120.9	$(57.8)

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

The 33 securities with fair values below 80% of book value at March 31, 2010 represented approximately 1.3% of the Company’s total investment portfolio at fair value. Of the total securities trading below 80% of book value, 13 securities had fair values less than 50% of book value, representing 0.4% of the Company’s total investment portfolio, with a pretax unrealized loss of $38.1 million. Commercial mortgage-backed securities represented $35.6 million of the pretax unrealized loss from securities with fair value less than 50% of book value at March 31, 2010.

While the credit markets and credit spreads continued to improve across virtually all asset classes in the first three months of 2010 resulting in continued improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. The Company’s commercial mortgage-backed securities continue to be the most impacted. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2010 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at March 31, 2010. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses. Following revisions in September 2009 to further reduce issuer concentrations, the Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2009.

Investment Positions With Fair Value Below 80% of Amortized Cost or Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	12	$16.5	$21.6	$(5.1)
4 through 6 months	-	-	-	-
7 through 9 months	2	1.9	2.7	(0.8)
10 through 12 months	2	3.7	4.9	(1.2)
13 through 24 months	25	50.7	90.2	(39.5)
Greater than 24 months	-	-	-	-

Total	41	$72.8	$119.4	$(46.6)

Non-investment grade
3 Months or less	4	$4.0	$5.2	$(1.2)
4 through 6 months	-	-	-	-
7 through 9 months	-	-	-	-
10 through 12 months	3	4.3	7.1	(2.8)
13 through 24 months	8	14.3	37.4	(23.1)
Greater than 24 months	-	-	-	-

Total	15	$22.6	$49.7	$(27.1)

Not rated	-	-	-	-

Total fixed maturity securities	56	$95.4	$169.1	$(73.7)

Equity Securities (1)
Investment grade
9 Months or less	-	-	-	-
10 through 12 months	1	$2.8	$3.7	$(0.9)
13 through 24 months	3	3.8	5.7	(1.9)
Greater than 24 months	-	-	-	-
Non-investment grade	-	-	-	-
Not rated	-	-	-	-

Total equity securities	4	$6.6	$9.4	$(2.8)

Total fixed maturity securities and equity securities	60	$102.0	$178.5	$(76.5)

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

  Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2010	2009	Percent	Amount

Property and casualty	$98.4	$93.6	5.1%	$4.8
Annuity	0.3	0.6	-50.0%	(0.3)
Life	14.2	13.6	4.4%	0.6

Total	$112.9	$107.8	4.7%	$5.1

Property and casualty catastrophe losses, included above	$6.8	$4.5	51.1%	$2.3

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2010	2009
Incurred claims and claim expenses:
Claims occurring in the current year	$102.9	$97.0
Decrease in estimated reserves for claims occurring in prior years (1)	(4.5)	(3.4)

Total claims and claim expenses incurred	$98.4	$93.6

Property and casualty loss ratio:
Total	71.5%	69.3%
Effect of catastrophe costs, included above	5.0%	3.3%

(1)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

For the three months ended March 31, 2010, the Company’s benefits, claims and settlement expenses of $112.9 million increased 4.7%, or $5.1 million, compared to the prior year. The change was driven by an increase in catastrophe losses and an increase in large property losses, primarily sinkhole claims in Florida. The change also reflected an increase in life mortality costs offset by a decrease in estimated reserves for property and casualty claims occurring in prior years. In the first quarter of 2009, the property and casualty amount included costs of $3.1 million related to consolidation of the Company’s claims offices.

The current period favorable development of prior years’ property and casualty reserves of $4.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2009 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior.

In the first three months of 2009, favorable development of prior years’ property and casualty reserves of $3.4 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2007 and 2008.

For the three months ended March 31, 2010, the voluntary automobile loss ratio of 70.3% decreased by 0.3 percentage points compared to the same period a year earlier, including a 0.2 percentage point decrease due to the higher level of favorable development of prior years’ reserves in the current period, as well as a 0.4 percentage point reduction in the impact of catastrophe losses for this line of business. The homeowners loss ratio of 73.6% for the three months ended March 31, 2010 increased 6.8 percentage points compared to a year earlier, including a 5.8 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 15.3 percentage points of the homeowners loss ratio for the current period compared to 9.5 percentage points for the prior year. The homeowners loss ratio reflected an increase in large property losses, primarily sinkhole claims in Florida. In addition to the above factors, the loss ratios in 2009 included costs of consolidating the Company’s claims offices. For total property and casualty, the $3.1 million of claims office consolidation costs incurred in the first three months of 2009 represented 2.3 percentage points of the loss ratio for the period -- 2.7 percentage points for voluntary automobile and 1.5 percentage points for homeowners.

For the annuity segment, benefits in the current quarter decreased compared to the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.4 million at March 31, 2010, compared to $0.5 million at December 31, 2009 and $1.8 million at March 31, 2009. The changes in this reserve in both the current period and 2009 reflected the impact of volatile financial markets performance.

For the life segment, benefits in the current quarter increased $0.6 million compared to a year earlier, primarily reflecting an increase in mortality costs in the current period.

  Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2010	2009	Percent	Amount

Annuity	$25.6	$24.0	6.7%	$1.6
Life	10.0	9.7	3.1%	0.3

Total	$35.6	$33.7	5.6%	$1.9

Compared to the first three months of 2009, the current year increase in annuity segment interest credited reflected an 8.3% increase in average accumulated fixed deposits, partially offset by a 7 basis point decline in the average annual interest rate credited to 4.22%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the three months ended March 31, 2010 and 2009 were 190 basis points and 143 basis points, respectively.

As of March 31, 2010, fixed annuity account values totaled $2.5 billion, including $2.3 billion of deferred annuities. Of the deferred annuity account values, 25% had minimum guaranteed interest rates of 3% or lower while 66% had minimum guaranteed rates of 4.5% or greater. For $1.8 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. The annuity net interest spread increased 47 basis points compared to the first three months of 2009, reflecting improvements in the Company’s investment portfolio yields. In 2009, the Company’s total investment portfolio yield reflected the adverse impact of the elevated level of short-term investments in the portfolio related to the Company’s opportunistic capital gains programs during the year, selective reinvestment of the sales proceeds and strong operational cash flows throughout the year. While the short-term position was somewhat reduced during the fourth quarter of 2009 and first quarter of 2010, management anticipates a further reduction in the level of short-term investments by reinvesting the majority of these funds in intermediate or long term bonds during the second quarter of 2010.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $20.1 million for the first three months of 2010 compared to $23.0 million for the same period in 2009. For March 31, 2010, the valuation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $1.2 million, primarily due to the impact of favorable financial market performance in the three months ended March 31, 2010, compared to an increase in amortization of $3.0 million from a similar valuation at March 31, 2009, which largely reflected adverse financial market performance. For the life segment, the March 31, 2010 valuation of deferred policy acquisition costs resulted in a $0.1 million increase in amortization which was equal to the increase recorded at March 31, 2009.

Operating Expenses

For the first three months of 2010, operating expenses decreased 2.8%, or $1.0 million, compared to the prior year. The expense decrease was primarily due to a reduction in marketing expenses in the current period compared to significant strategic distribution initiative investments made in the prior year. The decline in operating expenses was partially offset by higher incentive compensation expenses in the current period, partly due to the increase in HMEC’s common stock price in 2010. The property and casualty expense ratio of 24.9% for the three months ended March 31, 2010 decreased 0.4 percentage points compared to the prior year, reflecting the items above impacting the total Company. In 2009, the majority of the costs related to investments in distribution initiatives were attributed to the property and casualty segment.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the three months ended March 31, 2009, completing the amortization of the value of life business acquired in the 1989 acquisition of the Company.

Income Tax Expense (Benefit)

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 29.2% and 28.0% for the three months ended March 31, 2010 and 2009, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.2 and 8.9 percentage points for the three months ended March 31, 2010 and 2009, respectively. While the amount of income from tax-advantaged securities increased in the current period, the lower level of taxable income in 2009 resulted in this having a greater impact on the effective income tax rate for that period.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31 2010, the Company had federal income tax returns for the 2006 through 2009 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $1.7 million of uncertain tax position liabilities including interest related to all open tax years.

Net Income

For the three months ended March 31, 2010, the Company’s net income of $22.6 million represented an increase of $9.2 million compared to the prior year as net income growth in the annuity and life segments more than offset the decrease in property and casualty segment net income. After-tax net realized investment gains and losses improved by $3.7 million between periods. Annuity segment net income increased $6.1 million compared to the first three months of 2009, largely reflecting current year improvements in the interest margin and the favorable impact of the financial markets on the valuations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve and on the level of charges and fees earned on variable contract accumulated deposits. Life segment net income increased $1.2 million compared to a year earlier, primarily due to growth in investment income. Catastrophe costs increased $1.5 million after tax compared to the first quarter of 2009. Net income in the current period also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida. Partially offsetting this, compared to the first quarter of 2009, net income in the current period increased by $0.7 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. The Company’s net income for the first three months of 2009 included an after tax charge of $3.1 million related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment. Including all factors, the property and casualty combined ratio was 96.4% for the first quarter of 2010 compared to 94.6% for the same period in 2009.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year

	2010	2009	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$11.0	$12.4	-11.3%	$(1.4)
Annuity	7.3	1.2	N.M.	6.1
Life	4.6	3.4	35.3%	1.2
Corporate and other (1)	(0.3)	(3.6)	-91.7%	3.3

Net income	$22.6	$13.4	68.7%	$9.2

Effect of catastrophe costs, after tax, included above	$(4.4)	$(2.9)	51.7%	$(1.5)

Effect of realized investment gains (losses), after tax, included above	$3.1	$(0.6)	N.M.	$3.7

Diluted:
Net income per share	$0.55	$0.33	66.7%	$0.22

Weighted average number of shares and equivalent shares (in millions)	40.9	40.4	1.2%	0.5

Property and casualty combined ratio:
Total	96.4%	94.6%	N.M.	1.8%
Effect of catastrophe costs, included above	5.0%	3.3%	N.M.	1.7%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three months ended March 31, 2010, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the smaller net loss in the current period compared to the first quarter 2009 was due to net realized investment gains in 2010 compared to net realized losses in the prior year period.

Return on average shareholders’ equity based on net income was 13% and 2% for the trailing 12 months ended March 31, 2010 and 2009, respectively.

The accounting guidance adopted by the Company effective January 1, 2010 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards”. The adoptions did not have a material effect on the results of operations or financial position of the Company.

Outlook for 2010

At the time of this Quarterly Report on Form 10-Q, management estimates that 2010 full year net income before realized investment gains and losses will be within a range of $1.65 to $1.85 per diluted share. This projection anticipates: for the property and casualty segment, a moderation in automobile frequency trends experienced in the later portion of 2009 and a continuing high level of property sinkhole losses in Florida; for the annuity segment, continued strong increases in fixed annuity spreads and an 8% to 10% increase in the S&P 500 Index; and for the life segment, continued growth in investment income and more normal mortality levels. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. A projection of net income including realized investment gains and losses is not accessible on a forward-looking basis because it is not possible to provide a reliable forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2010 and 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations -- Net Realized Investment Gains and Losses” and in the “Notes to Consolidated Financial Statements -- Note 2 -- Investments”.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2010, net cash provided by operating activities increased modestly compared to the same period in 2009.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2010 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $64 million, of which $8.0 million was paid during the three months ended March 31, 2010. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first three months of 2010. For the three months ended March 31, 2010, receipts from annuity contracts increased $15.5 million, or 22.6%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. Annuity contract benefits and withdrawals decreased $2.1 million, or 4.8%, compared to the prior year. Cash value retentions for variable and fixed annuity options were 93.7% and 94.5%, respectively, for the 12 month period ended March 31, 2010. Net transfers to variable annuity accumulated cash values increased $14.0 million, or 201.1%, compared to the prior year.

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

The total capital of the Company was $1,015.8 million at March 31, 2010, including $199.6 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 24.9% of total capital excluding unrealized investment gains and losses (23.4% including unrealized investment gains and losses) at March 31, 2010, which was consistent with the Company’s long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of March 31, 2010.

Shareholders’ equity was $778.2 million at March 31, 2010, including a net unrealized gain in the Company’s investment portfolio of $60.8 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $590.7 million and $15.06, respectively, at March 31, 2010. Book value per share was $19.84 at March 31, 2010 ($18.29 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at March 31, 2010 is included in “Results of Operations -- Net Realized Investment Gains and Losses”.

As of March 31, 2010, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2010, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2010, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 0.9%, at March 31, 2010). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at March 31, 2010.

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

Total shareholder dividends were $3.3 million for the three months ended March 31, 2010. In March 2010, the Board of Directors announced regular quarterly dividends of $0.08 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business -- Property and Casualty Segment -- Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Information regarding the reinsurance program for the Company’s life segment is located in “Business -- Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best. These rating agencies have also assigned ratings to the Company’s long-term debt securities.

In January 2010, S&P affirmed the Company’s ratings and revised its outlook for those ratings from negative to stable citing the significantly improved performance of the Company’s relatively conservative investment portfolio in 2009 and the stabilizing effect of strong life and annuity operating results on the Company’s overall profitability, as well as S&P’s expectations of improvements in the property and casualty segment’s results. Assigned ratings as of April 30, 2010 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The ratings were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of April 30, 2010
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best	A- (stable)	bbb- (stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations -- Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations -- Interest Credited to Policyholders”.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Changes

Investments Held Through Separate Accounts

In April 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to address how investments held through the separate accounts of an insurance entity affect the consolidation analysis. The guidance clarifies that an insurance entity should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer’s interest and those interests should not be combined with an insurer’s general account interests when assessing the investment for consolidation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Embedded Credit Derivatives

In March 2010, the FASB issued accounting guidance to provide clarification regarding embedded credit-derivative features. Embedded credit-derivative features, related only to the transfer of credit risk in the form of subordination of one financial instrument to another, are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features in financial instruments do not qualify for the scope exception and are required to be analyzed to determine whether they must be accounted for separately. The guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Management believes the adoption of this accounting guidance will not have a material effect on the results of operations or financial position of the Company.

Patient Protection and Affordable Care Act

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act, as Amended (the “Act”), which makes extensive changes to the current system of health care insurance and benefits. Although many of the provisions of the Act do not take effect immediately, there are various provisions in the law that could have current accounting consequences. Provisions of the Act eliminate future tax deductions of certain expenditures which were reimbursed under the Medicare Part D retiree drug subsidy program. Elimination of this tax deduction will not have an effect on the results of operations or financial position of the Company, because the Company does not provide pharmacy benefits to Medicare eligible retirees and, as a result, does not participate in the federal retiree drug subsidy program. Management will continue to assess other provisions of the Act to determine whether they will have a material effect on the results of operations or financial position of the Company.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

The information required by Item 305 of Regulation S-K is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk” contained in this Quarterly Report on Form 10-Q.

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2010 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1A: Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 5:    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2010 which has not been filed with the SEC.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 7, 2010	/s/ Louis G. Lower II

Louis G. Lower II
President and Chief Executive Officer

Date	May 7, 2010	/s/ Peter H. Heckman

Peter H. Heckman
Executive Vice President
and Chief Financial Officer

Date	May 7, 2010	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2010

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010. Management contracts and compensatory plans are indicated by an asterisk (*).

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