Form 10-Q
period 2010-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2010-08-06
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of July 31, 2010, 39,400,373 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2010, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2010 and 2009, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 6, 2010

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2010, $4,271,547; 2009, $4,062,020)	$4,493,877	$4,099,865
Equity securities, available for sale, at fair value (cost 2010, $47,844; 2009, $61,507)	48,268	59,678
Short-term and other investments	331,842	415,081

Total investments	4,873,987	4,574,624
Cash	15,506	7,848
Accrued investment income and premiums receivable	115,991	113,058
Deferred policy acquisition costs	261,247	276,124
Goodwill	47,396	47,396
Other assets	155,759	97,633
Separate Account (variable annuity) assets	1,199,497	1,226,430

Total assets	$6,669,383	$6,343,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,460,072	$2,367,170
Interest-sensitive life contract liabilities	716,210	706,067
Unpaid claims and claim expenses	324,977	312,738
Future policy benefits	200,269	197,870
Unearned premiums	209,339	210,765

Total policy liabilities	3,910,867	3,794,610
Other policyholder funds	114,782	117,349
Other liabilities	333,030	247,565
Short-term debt	38,000	38,000
Long-term debt	199,647	199,614
Separate Account (variable annuity) liabilities	1,199,497	1,226,430

Total liabilities	5,795,823	5,623,568

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2010, 61,211,569; 2009, 60,997,917	61	61
Additional paid-in capital	362,018	358,081
Retained earnings	797,408	758,343
Accumulated other comprehensive income (loss) net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	133,279	22,266
Net funded status of pension and other postretirement benefit obligations	(11,543)	(11,543)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	873,560	719,545

Total liabilities and shareholders’ equity	$6,669,383	$6,343,113

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Insurance premiums and contract charges earned	$168,430	$163,542	$334,783	$326,005
Net investment income	69,065	61,078	134,983	118,941
Net realized investment gains	8,376	11,095	13,243	10,248
Other income	2,143	1,927	3,678	4,817

Total revenues	248,014	237,642	486,687	460,011

Benefits, losses and expenses
Benefits, claims and settlement expenses	118,381	118,241	231,298	225,981
Interest credited	36,220	34,484	71,778	68,213
Policy acquisition expenses amortized	25,826	19,049	45,891	42,058
Operating expenses	33,394	35,286	68,190	70,829
Amortization of intangible assets	-	-	-	223
Interest expense	3,481	3,489	6,953	6,986

Total benefits, losses and expenses	217,302	210,549	424,110	414,290

Income before income taxes	30,712	27,093	62,577	45,721
Income tax expense	7,731	8,489	16,993	13,686

Net income	$22,981	$18,604	$45,584	$32,035

Net income per share
Basic	$0.59	$0.48	$1.16	$0.82

Diluted	$0.56	$0.46	$1.12	$0.79

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,263	39,172	39,235	39,168
Diluted	40,929	40,532	40,855	40,495

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(6,175)	$(9,516)	$(6,935)	$(27,268)
Portion of losses recognized in other comprehensive income	459	1,430	459	1,430

Net other-than-temporary impairment losses on securities recognized in earnings	(5,716)	(8,086)	(6,476)	(25,838)
Realized gains	14,092	19,181	19,719	36,086

Total	$8,376	$11,095	$13,243	$10,248

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Comprehensive income
Net income	$22,981	$18,604	$45,584	$32,035
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	72,444	100,260	111,013	83,360
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-

Other comprehensive income	72,444	100,260	111,013	83,360

Total	$95,425	$118,864	$156,597	$115,395

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2010	2009

Common stock
Beginning balance	$61	$61
Options exercised, 2010, 6,200 shares; 2009, 0 shares	-	-
Conversion of Director Stock Plan units, 2010, 160,876 shares; 2009, 84,562 shares	-	-
Conversion of restricted stock units, 2010, 46,576 shares; 2009, 30,506 shares	-	-

Ending balance	61	61

Additional paid-in capital
Beginning balance	358,081	355,542
Options exercised and conversion of Director Stock Plan units and restricted stock units	3,194	1,268
Share-based compensation expense	743	586

Ending balance	362,018	357,396

Retained earnings
Beginning balance	758,343	694,492
Net income	45,584	32,035
Cash dividends, 2010, $0.16 per share; 2009, $0.105 per share	(6,519)	(4,255)

Ending balance	797,408	722,272

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	10,723	(193,587)
Change in net unrealized gains and losses on fixed maturities and equity securities	111,013	83,360
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	121,736	(110,227)

Treasury stock, at cost
Beginning and ending balance, 2010 and 2009, 21,813,196 shares	(407,663)	(407,663)

Shareholders’ equity at end of period	$873,560	$561,839

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows - operating activities
Premiums collected	$331,793	$328,178
Policyholder benefits paid	(230,611)	(235,247)
Policy acquisition and other operating expenses paid	(121,369)	(109,260)
Federal income taxes paid	(13,468)	(1,241)
Investment income collected	133,750	117,949
Interest expense paid	(6,774)	(7,236)
Other	735	16

Net cash provided by operating activities	94,056	93,159

Cash flows - investing activities
Fixed maturities
Purchases	(735,773)	(1,229,844)
Sales	362,594	1,069,581
Maturities, paydowns, calls and redemptions	145,605	176,400
Net cash provided by (used in) short-term and other investments	99,078	(138,028)

Net cash used in investing activities	(128,496)	(121,891)

Cash flows - financing activities
Dividends paid to shareholders	(6,519)	(4,255)
Exercise of stock options	240	-
Annuity contracts, variable and fixed
Deposits	170,104	167,594
Benefits and withdrawals	(84,489)	(84,321)
Net transfer to Separate Account (variable annuity) assets	(40,238)	(34,250)
Life policy accounts
Deposits	886	667
Withdrawals and surrenders	(1,185)	(2,562)
Change in bank overdrafts	3,299	850

Net cash provided by financing activities	42,098	43,723

Net increase in cash	7,658	14,991

Cash at beginning of period	7,848	9,204

Cash at end of period	$15,506	$24,195

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010 and 2009

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2010, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2010 and 2009, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2010 and 2009. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Fair Value Measurements and Disclosures

Effective January 1, 2010, the Company adopted accounting guidance to improve disclosure requirements related to fair value measurements. The guidance requires (1) disclosures pertaining to transfers of assets between Levels 1 and 2 of the three-tier fair value hierarchy and (2) a reconciliation reporting purchase, sale, issuance and settlement transactions of recurring and nonrecurring fair value measurement assets and liabilities utilizing Level 3 fair value inputs. The guidance also clarifies existing requirements regarding the measurement disclosures for each class of assets and liabilities and disclosure about inputs and valuation techniques. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

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

	Percent of Total Fair Value		June 30, 2010
	June 30, 2010	December 31, 2009	Fair Value	Amortized Cost

Due in 1 year or less	4.4%	4.8%	$196,408	$186,691
Due after 1 year through 5 years	21.3	20.4	955,512	908,239
Due after 5 years through 10 years	30.2	31.1	1,357,017	1,289,880
Due after 10 years through 20 years	17.3	15.0	779,506	740,941
Due after 20 years	26.8	28.7	1,205,434	1,145,796

Total	100.0%	100.0%	$4,493,877	$4,271,547

The average option-adjusted duration for the Company’s fixed maturity securities was 6.7 years at June 30, 2010 and 6.8 years at December 31, 2009.

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Proceeds	$272,792	$416,259	$362,594	$1,069,581
Gross gains realized	13,217	18,908	16,780	35,758
Gross losses realized	(5,069)	(4,065)	(5,075)	(5,837)

Realized Investment Gains and Losses

For the six months ended June 30, 2010, the Company’s net realized investment gains of $13,243 included $19,719 of realized gains on security sales and calls partially offset by net other-than-temporary impairment losses on securities recognized in earnings of $6,476. These impairment losses were comprised of $1,392 of impairment write-downs and $5,084 of realized impairment losses on securities that were disposed of during the first six months of 2010. The impairment write-downs were: (1) a second quarter credit-related other-than-temporary impairment write-down of $647 and a non-credit related write-down of $459, which is included in accumulated other comprehensive income and based on expected default rates and level of subordination, both related to one security and (2) first quarter credit-related other-than-temporary impairment write-downs of $745 related to securities of one high-yield bond issuer that the Company no longer intended to hold until the value fully recovered.

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTIs in AOCI (2)
As of June 30, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$458,247	$35,235	$126	$493,356	$-
Other	440,607	12,345	953	451,999	-
Municipal bonds	911,163	50,454	3,950	957,667	-
Foreign government bonds	31,922	1,458	46	33,334	-
Corporate bonds	1,796,776	158,033	20,132	1,934,677	-
Other mortgage-backed securities	632,832	37,607	47,595	622,844	737

Totals	$4,271,547	$295,132	$72,802	$4,493,877	$737

Equity securities	$47,844	$4,904	$4,480	$48,268	$-

As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$436,856	$18,942	$673	$455,125	$-
Other	360,977	847	14,674	347,150	-
Municipal bonds	891,174	32,496	9,721	913,949	-
Foreign government bonds	39,931	2,424	413	41,942	-
Corporate bonds	1,766,835	102,270	30,564	1,838,541	-
Other mortgage-backed securities	566,247	16,889	79,978	503,158	(476)

Totals	$4,062,020	$173,868	$136,023	$4,099,865	$(476)

Equity securities	$61,507	$3,937	$5,766	$59,678	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $474,828 and $360,026; Federal Home Loan Mortgage Association (“FHLMA”) of $301,487 and $330,279; and Government National Mortgage Association (“GNMA”) of $43,360 and $41,508 as of June 30, 2010 and December 31, 2009, respectively.

(2)

Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the evaluation impact on deferred policy acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$64,436	$(217,272)	$24,599	$(196,687)
Change in unrealized investment gains and losses	72,668	99,630	110,693	70,581
Reclassification of net realized investment (gains) losses to net income	7,410	14,453	9,222	22,917

End of period	$144,514	$(103,189)	$144,514	$(103,189)

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$1,667	$(16,446)	$(1,189)	$(16,000)
Change in unrealized investment gains and losses	(1,451)	15,272	1,191	23,060
Reclassification of net realized investment (gains) losses to net income	60	(7,012)	274	(15,246)

End of period	$276	$(8,186)	$276	$(8,186)

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of June 30, 2010 that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery in fair value or maturity, for which the non-credit portion of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Six Months Ended June 30,
	2010	2009
Cumulative credit loss (1)
Beginning of period	$2,875	$-
New credit losses	647	3,355
Losses related to securities sold or paid down during the period	-	-

End of period	$3,522	$3,355

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

Note 2 - Investments-(Continued)

At June 30, 2010, the gross unrealized loss position in the fixed maturity and equity securities portfolio was $77,282 (289 positions, representing 1.7% of total fixed maturity and equity securities fair value). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at June 30, 2010 and December 31, 2009, respectively. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2010 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at June 30, 2010.

	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of June 30, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$18,677	$118	$2,096	$8	$20,773	$126
Other	53,383	953	-	-	53,383	953
Municipal bonds	63,634	1,297	47,486	2,653	111,120	3,950
Foreign government bonds	-	-	3,827	46	3,827	46
Corporate bonds	188,004	8,136	111,256	11,996	299,260	20,132
Other mortgage-backed securities	35,657	966	106,353	46,629	142,010	47,595

Totals	$359,355	$11,470	$271,018	$61,332	$630,373	$72,802

Equity securities	$4,148	$63	$21,943	$4,417	$26,091	$4,480

As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$78,577	$604	$2,399	$69	$80,976	$673
Other	311,917	14,674	-	-	311,917	14,674
Municipal bonds	235,320	5,420	52,289	4,301	287,609	9,721
Foreign government bonds	12,665	413	-	-	12,665	413
Corporate bonds	158,749	4,708	272,673	25,856	431,422	30,564
Other mortgage-backed securities	88,325	5,856	181,797	74,122	270,122	79,978

Totals	$885,553	$31,675	$509,158	$104,348	$1,394,711	$136,023

Equity securities	$3,836	$932	$28,168	$4,834	$32,004	$5,766

The Company’s investment portfolio includes no derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2010 and December 31, 2009. At June 30, 2010, Level 3 invested assets comprised approximately 0.4% of the Company’s total investment portfolio fair value.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using (1)
			Level 1	Level 2	Level 3
June 30, 2010
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$493,356	$493,356	$-	$493,356	$-
Other	451,999	451,999	69,110	382,889	-
Municipal bonds	957,667	957,667	-	957,667	-
Foreign government bonds	33,334	33,334	-	33,334	-
Corporate bonds	1,934,677	1,934,677	34,973	1,886,787	12,917
Other mortgage-backed securities	622,844	622,844	-	615,331	7,513

Total	4,493,877	4,493,877	104,083	4,369,364	20,430
Equity securities	48,268	48,268	24,310	23,419	539
Short-term investments	214,357	214,357	207,149	7,208	-
Other investments (2)	117,485	111,014	-	-	-

Total investments	4,873,987	4,867,516	335,542	4,399,991	20,969
Separate Account (variable annuity) assets	1,199,497	1,199,497	-	1,199,497	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,490	71,588
Annuity contract liabilities	2,460,072	2,166,066
Other policyholder funds	114,782	114,782
Short-term debt	38,000	38,000
Long-term debt	199,647	201,675

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the six months ended June 30, 2010. The following table presents reconciliations for the periods indicated for all Level 3 assets measured at fair value on a recurring basis.

Financial Assets

	Fixed Maturities	Equity Securities	Total
Beginning balance, January 1, 2010	$10,299	$539	$10,838
Transfers in (out) of Level 3 (1)	9,763	-	9,763
Total gains or losses
Net realized gains (losses) included in net income	-	-	-
Net unrealized gains and losses included in other comprehensive income	798	-	798
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Paydowns and maturities	(430)	-	(430)

Ending balance, June 30, 2010	$20,430	$539	$20,969

Beginning balance, January 1, 2009	$30,439	$455	$30,894
Transfers in (out) of Level 3 (1)	3,799	-	3,799
Total gains or losses
Net realized gains (losses) included in net income	-	-	-
Net unrealized gains and losses included in other comprehensive income	(8,132)	-	(8,132)
Purchases	-	-	-
Issuances	-	-	-
Sales	(3,899)	-	(3,899)
Settlements	-	-	-
Paydowns and maturities	(1,480)	-	(1,480)

Ending balance, June 30, 2009	$20,727	$455	$21,182

(1)

Transfers into and out of Level 3 during the periods ended June 30, 2010 and 2009 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At June 30, 2010 and 2009, there were no realized gains or losses, due to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

Note 4 - Debt

Indebtedness outstanding was as follows:

	June 30, 2010	December 31, 2009
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $132 and $145 (6.1% imputed rate)	74,868	74,855
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $221 and $241 (6.9% imputed rate)	124,779	124,759

Total	$237,647	$237,614

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

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental retirement pension plans for the three and six months ended June 30, 2010 and 2009.

	Defined Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	62	-	125	-
Interest cost	466	1,971	938	3,944
Expected return on plan assets	(597)	(2,298)	(1,194)	(4,599)
Settlement loss	382	782	774	1,566
Amortization of:
Prior service cost	-	-	-	-
Actuarial loss	248	401	523	802

Net periodic pension expense	$561	$856	$1,166	$1,713

	Supplemental Retirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$(12)	$-	$(25)
Other expenses	-	-	-	-
Interest cost	265	255	546	509
Expected return on plan assets	-	-	-	-
Settlement loss	-	-	-	-
Amortization of:
Prior service cost	31	-	62	-
Actuarial loss	62	65	123	131

Net periodic pension expense	$358	$308	$731	$615

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

There is a minimum funding requirement of approximately $500 for the Company’s defined benefit plan in 2010. At the time of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company expected to contribute $1,000 to the defined benefit pension plan and $1,146 to the supplemental retirement plans in 2010. As of the time of this Quarterly Report on Form 10-Q, in 2010 the Company expects to contribute $1,300 to the defined benefit plan and also expects to contribute $1,400 to the supplemental retirement plans, of which $856 was contributed to the supplemental retirement plans during the six months ended June 30, 2010. For the full year, the Company expects amortization of net losses of $1,045 and $246 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense in 2010.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $203 and $374 for the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit:
Service cost	$-	$-	$-	$-
Interest cost	42	10	85	20
Amortization of prior service credit	-	(72)	-	(144)
Amortization of prior gains	(130)	(26)	(260)	(51)

Net periodic benefit	$(88)	$(88)	$(175)	$(175)

Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for the full year the Company expects to contribute $681 to the postretirement benefit plans other than pensions in 2010, of which $476 was contributed during the six months ended June 30, 2010. In addition, the Company expects amortization of net gains and losses of $520 to be included in the net periodic benefit for the year ended December 31, 2010.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended June 30, 2010

Premiums written and contract deposits	$262,216	$8,669	$1,219	$254,766
Premiums and contract charges earned	176,338	9,039	1,131	168,430
Benefits, claims and settlement expenses	119,411	1,913	883	118,381

Three months ended June 30, 2009

Premiums written and contract deposits	$272,275	$8,674	$1,078	$264,679
Premiums and contract charges earned	171,641	9,082	983	163,542
Benefits, claims and settlement expenses	120,184	2,837	894	118,241

Six months ended June 30, 2010

Premiums written and contract deposits	$508,169	$17,224	$2,527	$493,472
Premiums and contract charges earned	350,501	18,188	2,470	334,783
Benefits, claims and settlement expenses	234,881	5,551	1,968	231,298

Six months ended June 30, 2009

Premiums written and contract deposits	$501,125	$17,125	$1,996	$485,996
Premiums and contract charges earned	342,065	18,104	2,044	326,005
Benefits, claims and settlement expenses	229,146	5,042	1,877	225,981

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Insurance premiums and contract charges earned
Property and casualty	$138,756	$135,825	$276,499	$270,847
Annuity	4,574	3,373	8,826	6,553
Life	25,100	24,344	49,458	48,605

Total	$168,430	$163,542	$334,783	$326,005

Net investment income
Property and casualty	$9,069	$8,509	$17,915	$16,810
Annuity	42,634	36,971	83,047	71,799
Life	17,620	15,858	34,544	30,854
Corporate and other	2	5	(2)	10
Intersegment eliminations	(260)	(265)	(521)	(532)

Total	$69,065	$61,078	$134,983	$118,941

Net income
Property and casualty	$8,527	$3,531	$19,539	$15,977
Annuity	6,808	6,377	14,143	7,561
Life	5,523	4,958	10,088	8,405
Corporate and other	2,123	3,738	1,814	92

Total	$22,981	$18,604	$45,584	$32,035

	June 30, 2010	December 31, 2009
Assets
Property and casualty	$953,199	$916,347
Annuity	4,238,885	4,075,872
Life	1,378,658	1,250,146
Corporate and other	124,718	127,399
Intersegment eliminations	(26,077)	(26,651)

Total	$6,669,383	$6,343,113

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

•

The impact of fluctuations in the financial markets on the Company’s variable annuity fee revenues, amortization of deferred policy acquisition costs, and the level of guaranteed minimum death benefit reserves.

•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.

•	Defaults on interest or dividend payments in the Company’s investment portfolio due to credit issues and the resulting impact on investment income.

•

Prevailing interest rate levels, including the impact of interest rates on (1) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (2) the book yield of the Company’s investment portfolio, (3) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products and (4) evaluations of deferred policy acquisition costs.

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

•

Climate change, to the extent it produces rising temperatures and changes in weather patterns, which could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of catastrophe reinsurance coverage, and the Company’s ability to make homeowners insurance available to its clients.

•

Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the evaluations of deferred policy acquisition costs.

•

Changes in insurance regulations, including (1) those affecting the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and (2) those impacting the Company’s ability to profitably write property and casualty insurance policies in one or more states.

•

Changes in federal and state tax laws, including changes in elements of taxation or rates of taxation which could be in response to budget pressures related to general economic conditions or other factors, and changes resulting from tax audits affecting corporate tax rates.

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

•

The competitive impact of the recent Section 403(b) tax-qualified annuity regulations, including (1) their potential to lead plan sponsors to further restrict the number of providers and (2) the possible increased competition within the 403(b) market from larger companies experienced in 401(k) plans.

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

For the three months ended June 30, 2010, the Company’s net income of $23.0 million represented an increase of $4.4 million compared to the prior year, led by improved results in the property and casualty segment. Even with a significant level of second quarter catastrophe losses and an increase in Florida sinkhole claims, property and casualty segment earnings increased significantly compared to a year earlier, primarily driven by the voluntary automobile line. After-tax net realized investment gains decreased by $1.7 million between periods. Annuity segment net income increased $0.6 million compared to the second quarter of 2009, including a notable improvement in the interest margin and contract charges and fees, and also benefitting from the current period $1.4 million reduction in the Company’s liability for uncertain tax positions, which offset the impact of the current quarter’s increased amortization of deferred policy acquisition costs. Life segment net income increased $0.5 million compared to a year earlier, reflecting growth in investment income which more than offset an increase in mortality costs.

For the six months ended June 30, 2010, the Company’s net income of $45.6 million represented an increase of $13.6 million compared to the prior year due to net income growth in each of the Company’s reporting segments. After-tax net realized investment gains increased by $2.0 million between periods. Annuity segment net income increased $6.7 million compared to the first six months of 2009, largely reflecting current year improvements in the interest margin and contract charges and fees, and also benefitting from the current period $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income increased $1.7 million compared to a year earlier, primarily due to growth in investment income which more than offset an increase in mortality costs. For the property and casualty segment, net income growth of $3.5 million reflected favorable current accident year underwriting results -- particularly in the voluntary automobile line. In addition, compared to the first half of 2009, net income in the current period increased by $1.1 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. Catastrophe costs increased $2.3 million after tax compared to the prior year.

Net income in the current period also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida. The Company’s net income for the first six months of 2009 included a charge of $3.2 million after tax related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment, with substantially all of the amount incurred in the first three months of the year. Including all factors, the property and casualty combined ratio was 97.7% for the first six months of 2010 compared to 99.2% for the same period in 2009.

Premiums written and contract deposits decreased 4% compared to the second quarter of 2009, reducing year-to-date growth to 2%, as increases in the property and casualty segment were offset by the current quarter decrease in annuity deposit receipts. Total new automobile sales units and true new auto sales units for the current period were both 4% less than the first six months of 2009. The automobile new business decrease was offset by strong policy retention and growth in average premium per policy for both automobile and homeowners. Life segment insurance premiums and contract deposits decreased 1% compared to the prior year.

The Company’s book value per share was $22.17 at the end of the period, reflecting an increase of 55% compared to June 30, 2009 primarily driven by the improvement in unrealized investment gains and losses reflecting a combination of a narrowing of credit spreads and, to a lesser degree, a decline in interest rates.

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

At June 30, 2010, Level 3 invested assets comprised approximately 0.4% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments”.

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company receives prices from its custodian bank and investment manager. Fair values for the Company’s fixed maturity securities are based on prices provided by its investment manager. The prices from the custodian bank are compared to prices from the investment manager. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yields, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds. When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio was priced through pricing services or index priced as of June 30, 2010. The remainder of the portfolio was priced by broker-dealers, and these inputs were generally Level 2. There were no significant changes to the valuation process during the first six months of 2010.

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

With respect to fixed income securities involving securitized financial assets -- primarily asset-backed and commercial mortgage-backed securities in the Company’s portfolio -- a significant portion of the fair values are determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

There were no events or material changes in circumstances during the six months ended June 30, 2010 that indicated that a triggering event had occurred. Subsequent reviews of goodwill could result in impairment due to the impact of volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization (stock price).

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in equity markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At June 30, 2010, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.10 million and $0.20 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations -- Policy Acquisition Expenses Amortized”.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of June 30, 2010. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for property and casualty unpaid claims and claim settlement expenses were as follows:

	June 30, 2010			December 31, 2009
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$73.2	$135.6	$208.8	$74.0	$133.7	$207.7
Automobile other	4.4	2.0	6.4	5.3	1.8	7.1
Homeowners	13.3	58.8	72.1	10.3	49.6	59.9
All other	4.8	19.8	24.6	5.9	20.4	26.3

Total	$95.7	$216.2	$311.9	$95.5	$205.5	$301.0

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At June 30, 2010, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the six months ended June 30, 2010 by approximately $4.7 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at June 30, 2010.

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

To the extent that actual experience differs from the Company’s assumptions, subsequent adjustments may be required, with the effects of those adjustments charged or credited to income and/or shareholders’ equity for the period in which the adjustments are made. Generally, a change of 50 basis points in the discount rate would inversely impact pension expense and accumulated other comprehensive income (“AOCI”) by approximately $0.1 million and $1.0 million, respectively. In addition, for every $1 million increase (decrease) in the value of pension plan assets, there is a comparable pretax increase (decrease) in AOCI.

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2010	2009	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$273.0	$267.9	1.9%	$ 5.1
Involuntary and other property & casualty	2.5	1.9	31.6%	0.6

Total property & casualty	275.5	269.8	2.1%	5.7
Annuity deposits	170.1	167.6	1.5%	2.5
Life	47.9	48.6	-1.4%	(0.7)

Total	$493.5	$486.0	1.5%	$ 7.5

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended June 30,		Change From Prior Year
	2010	2009	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$275.0	$269.7	2.0%	$5.3
Involuntary and other property & casualty	1.5	1.1	36.4%	0.4

Total property & casualty	276.5	270.8	2.1%	5.7
Annuity	8.8	6.6	33.3%	2.2
Life	49.5	48.6	1.9%	0.9

Total	$334.8	$326.0	2.7%	$8.8

Compared to 2009, the Company’s premiums written and contract deposits decreased $9.9 million, or 3.7%, for the three months ended June 30, 2010, reducing year-to-date growth to 1.5%, as increases in the property and casualty segment were offset by the current quarter decrease in annuity deposit receipts. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 1.9%, or $5.1 million, in the first six months of 2010, including catastrophe reinsurance premiums that were comparable to the prior year. The automobile and homeowners average written premium per policy each increased compared to the prior year, with the change in average premium for both lines somewhat moderated by the improved quality of the books of business. For the Company’s automobile and homeowners business, rate changes effective during the first six months of 2010 averaged 6% and 10%, respectively, compared to 4% and 6%, respectively, during the same period in 2009. At June 30, 2010, there were 522,000 voluntary automobile and 259,000 homeowners policies in force, for a total of 781,000 policies, compared to a total of 790,000 policies at December 31, 2009 and 793,000 at June 30, 2009.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.4% at June 30, 2010 compared to 91.5% at June 30, 2009. The property 12-month new and renewal policy retention rate was 88.7% at June 30, 2010 compared to 89.3% a year earlier.

Voluntary automobile premium written increased 0.8% ($1.4 million) compared to the first six months of 2009. In the first six months of 2010, the average written and earned premium per policy increased 2% compared to a year earlier. Voluntary automobile policies in force at June 30, 2010 decreased 6,000 compared to December 31, 2009 and 9,000 compared to June 30, 2009. The number of educator policies generally was consistent throughout the periods.

Voluntary homeowners premium written increased 4.4% ($3.7 million) compared to the first half of 2009. The average written premium per policy increased 5% in the first half of 2010 compared to a year earlier, while average earned premium per policy increased 4%. Homeowners policies in force at June 30, 2010 decreased 3,000 compared to both December 31, 2009 and June 30, 2009. Growth in the number of educator policies was offset by expected reductions, primarily in non-educator policies, due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. The Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. As of June 30, 2010, approximately 1,200 of the policies in the non-renewal program have been terminated at the clients’ request -- a result that is ahead of management’s expected timing. In total, the Company’s June 30, 2010 Florida homeowners’ policy count decreased by approximately 1,800 compared to December 31, 2009. The Company’s agents will continue to work closely with clients to find coverage with other third-party companies that are continuing to underwrite property risks in Florida. While this program will likely impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve underwriting results by 2012.

Following increased levels of receipts in 2009, annuity deposits received decreased 13.1% compared to the three months ended June 30, 2009, comprised of a 22.4% reduction in single deposit and rollover receipts and a 5.7% decrease in scheduled, flexible premium annuity deposit receipts. For the six months ended June 30, 2010, total annuity deposits received increased 1.5% as receipts for both types of annuity deposits increased slightly compared to a year earlier. In the first six months of 2010, new deposits to variable accounts decreased 0.4%, or $0.2 million, and new deposits to fixed accounts increased 2.4%, or $2.7 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

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

Total annuity accumulated cash value of $3.8 billion at June 30, 2010 increased 11.1% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. At June 30, 2010, the number of annuity contracts outstanding of 178,000 was equal to December 31, 2009 and increased 0.6%, or 1,000 contracts, compared to June 30, 2009.

Variable annuity accumulated balances at June 30, 2010 reflected growth of 18.5% compared to June 30, 2009, including the positive impact of financial market performance over the 12 months. Annuity segment contract charges earned increased 33.3%, or $2.2 million, compared to the first six months of 2009, primarily reflecting the growth in variable annuity account values.

Life segment premiums and contract deposits decreased $0.7 million, or 1.4%, compared to the first six months of 2009. The ordinary life insurance in force lapse ratio was 5.1% for the 12 months ended June 30, 2010 compared to 5.5% for the 12 months ended June 30, 2009.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall decreases in automobile and home sales compared to a few years ago. For the first six months of 2010, total new automobile sales units were 4.3% less than the prior year period, while true new automobile sales were 3.6% less than the same period in 2009. New homeowners sales units decreased 4.8% compared to the first six months of 2009. The sales decreases in both lines of business were exacerbated by the Company’s underwriting actions in Florida which were initiated in 2010.

In 2009, the Company’s annuity sales levels benefitted from new IRS 403(b) regulations. Following a growth of 49.6% in the first half of 2009 and reflecting the uncertainty in the current year regarding the impact of the economic recession on K-12 educator employment prospects, for the six months ended June 30, 2010, annuity new business decreased 16.4% compared to the prior year period, largely driven by a decrease in sales of flexible premium products. The Company’s new core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 51.2%, partially offset by a 1.2% increase in single premium and rollover deposits for Horace Mann products. Current year sales for third-party vendor annuity products, a relatively minor component of total annuity sales, decreased 28.5% compared to the first half of 2009. Sales of Horace Mann products by the Independent Agent distribution channel decreased 29.9% compared to a year earlier, also a comparison impacted by higher than typical sales levels in 2009.

Sales of new life insurance products have been adversely impacted by current economic conditions industry wide. The Company’s introduction of a new educator-focused portfolio of term and whole life products in the third quarter of 2009 helped to moderate the current period decline in proprietary life new business levels compared to the first six months of 2009. The current year-to-date increase in total life sales of 1.9% was driven by an 8.3% increase in sales of third-party vendor products.

Primarily due to the decline in annuity new business, the Company’s total new business sales decreased 11.7% compared to the first six months of 2009. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first six months of 2010 decreased 7.5% compared to the prior year.

Distribution System

At June 30, 2010, there were 343 Horace Mann Exclusive Agencies, an increase of 93 compared to December 31, 2009. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. Of the 343 Exclusive Agencies at June 30, 2010, 187 were formed by previous Employee Agents and 156 were formed by new appointments. At June 30, 2010, in addition to the Exclusive Agencies, there were 339 Employee Agents. Combined, there were 682 Exclusive Agencies and Employee Agents at June 30, 2010, compared to 716 at December 31, 2009 and 684 at June 30, 2009. At the time of this Quarterly Report on Form 10-Q, management anticipates a modest increase in the combined count of Exclusive Agencies and Employee Agents over the remainder of 2010 as the Company continues its transition to its Agency Business Model and Exclusive Agent agreement.

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

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 896 authorized agents at June 30, 2010. During the first six months of 2010, this channel generated $20.2 million in annualized new annuity sales for the Company compared to $28.8 million for the first six months of 2009, reflecting decreases in both scheduled deposit business and single and rollover deposit business.

Net Investment Income

For the three months ended June 30, 2010, pretax investment income of $69.1 million increased 13.3%, or $8.1 million, (12.8%, or $5.3 million, after tax) compared to the prior year. Pretax investment income of $135.0 million for the six months ended June 30, 2010 increased 13.5%, or $16.1 million, (13.5%, or $10.9 million, after tax) compared to the prior year. The increases primarily reflected growth in the size of the average investment portfolio on an amortized cost basis, as well as improvement in the average pretax yield. Average invested assets increased 6.8% over the 12 months ended June 30, 2010. The average pretax yield on the investment portfolio was 5.88% (3.98% after tax) for the first six months of 2010, compared to a pretax yield of 5.53% (3.75% after tax) a year earlier. The Company’s investment portfolio yield for the current period reflected the positive impact of the reduced level of short-term investments in the portfolio. While the short-term position was somewhat reduced during the fourth quarter of 2009 and first two quarters of 2010, management anticipates a further reduction in the level of short-term investments by reinvesting the majority of these funds in intermediate and long term bonds by the end of the third quarter of 2010.

Net Realized Investment Gains and Losses

For the three months ended June 30, 2010, net realized investment gains (pretax) were $8.3 million compared to net realized investment gains of $11.0 million in the same period in the prior year. For the six months, net realized investment gains (pretax) were $13.2 million in 2010 compared to net realized investment gains of $10.2 million in the prior year. The net gains in all periods were realized from ongoing investment portfolio management activity partially offset by the recording of impairment charges.

In the second quarter of 2010, pretax net realized investment gains of $8.3 million included (1) a $0.7 million credit-related impairment write-down and (2) $5.1 million of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $14.1 million of realized gains on other security disposals.

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

In the second quarter of 2009, pretax net realized investment gains were $11.0 million, which included (1) $3.4 million of credit related impairment write-downs, primarily related to a single collateralized debt obligation security, (2) $0.6 million of impairment write-downs on equity securities and securities the Company intended to sell, and (3) $4.1 million of realized losses on securities that were disposed of during the quarter, primarily financial institution and telecommunications sector securities. The impairment amounts were offset by $6.1 million of realized gains on previously impaired securities that were disposed of during the quarter, primarily financial sector securities, and $13.0 million of realized gains on other security sales.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of June 30, 2010 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to June 30, 2009, credit spreads improved across virtually all asset classes in 2010, with the Company’s investment grade corporate bond portfolio showing the most significant improvement in net unrealized gains. Some of the more highly stressed asset classes also showed improvement during the first six months of 2010, including the Company’s commercial mortgage-backed securities portfolio and its financial institution bond and preferred stock holdings. However, the persisting uncertainty and resultant volatility in the financial markets continued to have an adverse effect on the fair value of investments. The Company’s commercial mortgage-backed securities continue to be the most impacted.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain (Loss)
Corporate bonds
Utilities	50	$331.8	$302.6	$29.2
Banking and Finance	51	319.8	308.6	11.2
Energy	43	204.2	191.3	12.9
Health Care	34	128.7	117.4	11.3
Insurance	22	114.1	104.6	9.5
Telecommunications	25	108.5	99.9	8.6
Metal and Mining	14	81.4	79.1	2.3
Broadcasting and Media	16	73.5	65.8	7.7
Transportation	13	58.2	54.6	3.6
Technology	18	56.4	50.8	5.6
All Other Corporates (1)	133	458.0	422.0	36.0

Total corporate bonds	419	1,934.6	1,796.7	137.9
Mortgage-backed securities
U.S. government and federally sponsored agencies	337	493.4	458.3	35.1
Commercial	102	262.1	286.0	(23.9)
Other	14	16.5	16.0	0.5
Municipal bonds	284	957.7	911.2	46.5
Government bonds
U.S.	8	452.0	440.6	11.4
Foreign	6	33.3	31.9	1.4
Collateralized debt obligations (2)	12	32.7	34.3	(1.6)
Asset-backed securities	80	311.6	296.6	15.0

Total fixed maturity securities	1,262	$4,493.9	$4,271.6	$222.3

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	14	$28.6	$29.2	$(0.6)
Insurance	8	7.6	8.0	(0.4)
Real Estate	2	5.4	4.9	0.5
Utilities	4	5.0	5.0	*
U.S. federally sponsored agencies	2	*	*	*
Common stocks
Cable	3	1.2	0.7	0.5
Technology and other	2	0.5	*	0.5

Total equity securities	35	$48.3	$47.8	$0.5

Total	1,297	$4,542.2	$4,319.4	$222.8

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Industrial, natural gas, real estate, miscellaneous, food and beverage, and automobiles represented $262.6 million of fair value at June 30, 2010, with the remaining 13 classifications each representing less than $35 million.

(2)

Based on fair value, 81.1% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2010.

At June 30, 2010, the Company’s diversified fixed maturity securities portfolio consisted of 1,516 investment positions, issued by 1,262 entities, and totaled approximately $4.5 billion in fair value. This portfolio was 94.4% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At June 30, 2010, 94.2% of these combined portfolios were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Portfolio Fair Value		June 30, 2010
Rating (1)	June 30, 2010	December 31, 2009	Fair Value (2)	Amortized Cost or Cost
Fixed maturity securities
AAA	32.6%	32.8%	$1,466.5	$1,384.1
AA	13.7	14.3	615.0	579.4
A	25.0	26.2	1,124.8	1,043.1
BBB	23.1	21.5	1,038.1	981.1
BB	3.2	3.2	145.2	173.1
B	2.2	1.9	96.8	101.2
CCC or lower	0.2	0.1	7.4	9.5
Not rated (3)	-	-	0.1	0.1

Total fixed maturity securities	100.0%	100.0%	$4,493.9	$4,271.6

Equity securities
AAA	-%	10.1%	$-	$-
AA	-	-	-	-
A	24.9	27.5	12.0	13.6
BBB	50.3	44.0	24.3	26.3
BB	21.1	15.4	10.2	7.1
B	-	-	-	-
CCC or lower	0.1	0.2	0.1	0.1
Not rated (4)	3.6	2.8	1.7	0.7

Total equity securities	100.0%	100.0%	$48.3	$47.8

Total			$4,542.2	$4,319.4

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

At June 30, 2010, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had two subprime securities with a fair value of $0.3 million, which was equal to amortized cost, at June 30, 2010. The “Alt-A” mortgage loan exposure was comprised of one security with a total fair value of approximately $0.5 million, vintage year 2004, with an unrealized loss of approximately $0.1 million at June 30, 2010.

At June 30, 2010, the Company had $262.1 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with a net unrealized loss of $23.9 million. Compared to March 31, 2010 and December 31, 2009, this net unrealized loss improved significantly, resulting in an overall fair value to amortized cost ratio of 92% at June 30, 2010 compared to 85% at March 31, 2010 and 80% at December 31, 2009. As a result of security disposals during the second quarter of 2010, the Company reduced its exposure to conduit/fusion CMBS securities by $57 million of amortized cost, or 31%, resulting in a net realized loss of $3 million. While CMBS spreads have continued to improve, the spreads remained wide for lower-rated CMBS securities at June 30, 2010. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in ratings downgrades within the CMBS portfolio. At June 30, 2010, the Company’s CMBS portfolio was 87% investment grade, with an overall credit rating of A, and well diversified by property type, geography and sponsor.

To evaluate the CMBS portfolio, the Company uses an estimate of future cash flows expected to be collected. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, payment terms, property type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are then estimated with these default and loss severity assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the commercial mortgage-backed security held by the Company.

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	June 30, 2010			December 31, 2009
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	36	$89.0	$10.8	52	$104.3	$(3.7)
AA	31	74.0	3.3	25	68.7	(9.1)
A	30	47.4	(1.1)	32	65.1	(28.1)
BBB	17	16.9	(7.0)	11	16.5	(7.1)
BB and below	14	34.8	(29.9)	7	12.8	(19.5)

Total	128	$262.1	$(23.9)	127	$267.4	$(67.5)

Vintage
2003 and prior	12	$15.3	$0.1	14	$18.2	$(1.4)
2004	11	14.6	(0.7)	12	14.9	(3.9)
2005	36	51.9	(28.2)	36	67.5	(45.0)
2006	29	48.3	(8.8)	26	43.9	(13.7)
2007	20	49.6	4.3	18	41.0	(0.7)
2008	12	34.1	4.2	13	42.3	(2.2)
2009	7	40.7	4.9	8	39.6	(0.6)
2010	1	7.6	0.3	-	-	-

Total	128	$262.1	$(23.9)	127	$267.4	$(67.5)

Property type
Conduit/Fusion	72	$89.1	$(37.3)	77	$126.7	$(62.4)
Military housing	23	80.5	3.5	16	54.4	(5.4)
GNMA project loans	21	61.8	7.8	21	52.3	(0.4)
Cell tower	5	17.4	1.8	7	25.2	2.0
Timber	4	8.3	0.6	3	4.8	*
Single borrower	3	5.0	(0.3)	3	4.0	(1.3)

Total	128	$262.1	$(23.9)	127	$267.4	$(67.5)

*	Less than $0.1 million.

At June 30, 2010, the Company had $348.4 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $10.6 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention and credit enhancement programs during the current recession.

At June 30, 2010, the Company had $957.7 million fair value invested in municipal bonds with a net unrealized gain of $46.5 million. Approximately 64% of the municipal bonds are tax-exempt and 70% are revenue bonds. The overall credit quality of these securities was AA, with approximately 41% of the value insured at June 30, 2010. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA- at June 30, 2010.

At June 30, 2010, the fixed maturity securities and equity securities portfolio had $77.3 million pretax of gross unrealized losses related to 289 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at June 30, 2010, including the length of time that the securities continuously have been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of June 30, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	51	$175.4	$182.3	$(6.9)
4 through 6 months	8	71.6	72.7	(1.1)
7 through 9 months	14	39.7	41.3	(1.6)
10 through 12 months	3	18.5	18.8	(0.3)
13 through 24 months	20	24.9	27.2	(2.3)
25 through 36 months	30	58.2	63.3	(5.1)
37 through 48 months	24	92.9	108.1	(15.2)
Greater than 48 months	2	7.6	8.6	(1.0)

Total	152	$488.8	$522.3	$(33.5)

Non-investment grade
3 Months or less	49	$44.0	$44.9	$(0.9)
4 through 6 months	1	10.1	10.9	(0.8)
7 through 9 months	-	-	-	-
10 through 12 months	-	-	-	-
13 through 24 months	5	6.5	9.5	(3.0)
25 through 36 months	24	36.0	39.5	(3.5)
37 through 48 months	21	39.2	70.1	(30.9)
Greater than 48 months	5	5.8	6.0	(0.2)

Total	105	$141.6	$180.9	$(39.3)

Not rated	-	-	-	-

Total fixed maturity securities	257	$630.4	$703.2	$(72.8)

Equity Securities (1)
Investment grade
3 Months or less	8	$4.0	$4.1	$(0.1)
4 through 12 months	-	-	-	-
13 through 24 months	3	6.7	8.0	(1.3)
25 through 36 months	18	15.3	18.4	(3.1)
Greater than 36 months	-	-	-	-

Total	29	26.0	30.5	(4.5)
Non-investment grade, all 3 months or less	3	0.1	0.1	*
Not rated	-	-	-	-

Total equity securities	32	$26.1	$30.6	$(4.5)

Total fixed maturity securities and equity securities	289	$656.5	$733.8	$(77.3)

*	Less than $0.1 million.
(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 36 were trading below 80% of book value at June 30, 2010 and were not considered other-than-temporarily impaired. The table below provides additional information regarding these securities. These positions included structured securities, investment grade bonds, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost or Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of June 30, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	5	$14.2	$18.0	$(3.8)
4 through 12 months	-	-	-	-
13 through 24 months	5	10.6	16.9	(6.3)
25 through 36 months	2	11.2	16.3	(5.1)
Greater than 36 months	-	-	-	-

Total	12	$36.0	$51.2	$(15.2)

Non-investment grade
3 Months or less	2	$1.3	$1.7	$(0.4)
4 through 6 months	1	0.3	0.4	(0.1)
7 through 9 months	-	-	-	-
10 through 12 months	-	-	-	-
13 through 24 months	5	10.2	16.2	(6.0)
25 through 36 months	9	25.4	52.7	(27.3)
Greater than 36 months	-	-	-	-

Total	17	$37.2	$71.0	$(33.8)

Not rated	-	-	-	-

Total fixed maturity securities	29	$73.2	$122.2	$(49.0)

Equity Securities (1)
Investment grade
3 Months or less	6	$4.7	$6.2	$(1.5)
4 through 24 months	-	-	-	-
25 through 36 months	1	1.2	1.9	(0.7)
Greater than 36 months	-	-	-	-
Non-investment grade	-	-	-	-
Not rated	-	-	-	-

Total equity securities	7	$5.9	$8.1	$(2.2)

Total fixed maturity securities and equity securities	36	$79.1	$130.3	$(51.2)

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

The 36 securities with fair values below 80% of book value at June 30, 2010 represented approximately 1.6% of the Company’s total investment portfolio at fair value. Of the total securities trading below 80% of book value, 8 securities had fair values less than 50% of book value, representing 0.2% of the Company’s total investment portfolio, with a pretax unrealized loss of $20.4 million. Commercial mortgage-backed securities represented $17.9 million of the pretax unrealized loss from securities with fair value less than 50% of book value at June 30, 2010.

While the credit markets and credit spreads continued to improve across virtually all asset classes in the first six months of 2010, contributing to the continued improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. The Company’s commercial mortgage-backed securities continue to be the most impacted. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows.

The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2010 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery in fair value or maturity. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at June 30, 2010. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2009.

Investment Positions With Fair Value Below 80% of Amortized Cost or Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	12	$16.5	$21.6	$(5.1)
4 through 6 months	-	-	-	-
7 through 9 months	2	1.9	2.7	(0.8)
10 through 12 months	2	3.7	4.9	(1.2)
13 through 24 months	25	50.7	90.2	(39.5)
Greater than 24 months	-	-	-	-

Total	41	$72.8	$119.4	$(46.6)

Non-investment grade
3 Months or less	4	$4.0	$5.2	$(1.2)
4 through 6 months	-	-	-	-
7 through 9 months	-	-	-	-
10 through 12 months	3	4.3	7.1	(2.8)
13 through 24 months	8	14.3	37.4	(23.1)
Greater than 24 months	-	-	-	-

Total	15	$22.6	$49.7	$(27.1)

Not rated	-	-	-	-

Total fixed maturity securities	56	$95.4	$169.1	$(73.7)

Equity Securities (1)
Investment grade
9 Months or less	-	-	-	-
10 through 12 months	1	$2.8	$3.7	$(0.9)
13 through 24 months	3	3.8	5.7	(1.9)
Greater than 24 months	-	-	-	-
Non-investment grade	-	-	-	-
Not rated	-	-	-	-

Total equity securities	4	$6.6	$9.4	$(2.8)

Total fixed maturity securities and equity securities	60	$102.0	$178.5	$(76.5)

(1)	Includes nonredeemable (perpetual) preferred stocks and common stocks.

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Change From Prior Year
	2010	2009	Percent	Amount

Property and casualty	$201.9	$200.3	0.8%	$1.6
Annuity	0.9	(0.3)	N.M.	1.2
Life	28.5	26.0	9.6%	2.5

Total	$231.3	$226.0	2.3%	$5.3

Property and casualty catastrophe losses, included above (1)	$23.0	$19.6	17.3%	$3.4

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended June 30,
	2010	2009
Incurred claims and claim expenses:
Claims occurring in the current year	$209.2	$205.8
Decrease in estimated reserves for claims occurring in prior years (2)	(7.3)	(5.5)

Total claims and claim expenses incurred	$201.9	$200.3

Property and casualty loss ratio:
Total	73.0%	73.9%
Effect of catastrophe costs, included above (1)	8.3%	7.2%
N.M. - Not meaningful.
(1) Property and casualty catastrophe losses were incurred as follows:
	2010	2009
Three months ended
March 31	$6.8	$4.5
June 30	16.2	15.1

Total year-to-date	$23.0	$19.6

(2)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2010	2009
Three months ended
March 31	$(4.5)	$(3.4)
June 30	(2.8)	(2.1)

Total year-to-date	$(7.3)	$(5.5)

For the three months ended June 30, 2010, the Company’s benefits, claims and settlement expenses of $118.4 million increased 0.2%, or $0.2 million, compared to the prior year. The change reflected favorable voluntary automobile loss experience, offset by increases in homeowners losses and life mortality costs, as well as the changes in the annuity guaranteed minimum death benefit reserves for the respective periods.

For the six months ended June 30, 2010, the Company’s benefits, claims and settlement expenses increased $5.3 million, or 2.3%, compared to the prior year, primarily reflecting increases in property and casualty Florida sinkhole losses and catastrophe losses and an increase in life mortality costs, partially offset by favorable voluntary automobile loss experience for both the current and prior accident years.

For the first half of 2010, the favorable development of prior years’ property and casualty reserves of $7.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2009 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior.

In the first six months of 2009, favorable development of prior years’ property and casualty reserves of $5.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2007 and prior.

For the six months ended June 30, 2010, the voluntary automobile loss ratio of 67.0% decreased by 2.9 percentage points compared to the same period a year earlier, including a 0.3 percentage point decrease due to the higher level of favorable development of prior years’ reserves in the current period, partially offset by a 0.1 percentage point increase in the impact of catastrophe losses for this line of business. The homeowners loss ratio of 85.2% for the six months ended June 30, 2010 increased 2.5 percentage points compared to a year earlier, including a 2.9 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 24.5 percentage points of the homeowners loss ratio for the current period compared to 21.6 percentage points for the prior year. The homeowners loss ratio also reflected an increase in large property losses, primarily sinkhole claims in Florida. Excluding claim settlement expenses, Florida sinkhole losses incurred in the three and six months ended June 30, 2010 of $4.5 million and $8.0 million, respectively, were consistent with the Company’s experience in the last two quarters of 2009; however, they were higher than the $1.5 million and $2.8 million incurred in the respective prior year periods. In addition to the above factors, the loss ratios in 2009 included costs of consolidating the Company’s claims offices. For total property and casualty, the $3.4 million of claims office consolidation costs incurred in the first six months of 2009 represented 1.2 percentage points of the loss ratio for the period -- 1.5 percentage points for voluntary automobile and 0.8 percentage points for homeowners.

For the annuity segment, benefits in the first half of 2010 increased compared to the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.6 million at June 30, 2010, compared to $0.5 million at December 31, 2009 and $1.1 million at June 30, 2009. The changes in this reserve in both the current period and 2009 reflected the impact of volatile financial markets performance.

For the life segment, benefits in the current six months increased $2.5 million compared to a year earlier, primarily reflecting an increase in mortality costs in the current period.

Interest Credited to Policyholders

	Six Months Ended June 30,		Change From Prior Year
	2010	2009	Percent	Amount
Annuity	$51.7	$48.6	6.4%	$3.1
Life	20.1	19.6	2.6%	0.5

Total	$71.8	$68.2	5.3%	$3.6

For the three months ended June 30, 2010, interest credited of $36.2 million increased 4.9%, or $1.7 million, compared to the same period in 2009, consistent with the percentage increase reflected for the six months.

Compared to the first six months of 2009, the current year increase in annuity segment interest credited reflected an 8.1% increase in average accumulated fixed deposits, partially offset by a 7 basis point decline in the average annual interest rate credited to 4.20%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the six months ended June 30, 2010 and 2009 were 202 basis points and 156 basis points, respectively. The annuity net interest spread increased 46 basis points compared to the first six months of 2009, reflecting improvements in the Company’s investment portfolio yields. In 2009, the Company’s total investment portfolio yield reflected the adverse impact of the elevated level of short-term investments in the portfolio related to the Company’s opportunistic capital gains programs during the year, selective reinvestment of the sales proceeds and strong operational cash flows throughout the year. While the short-term position was somewhat reduced during the fourth quarter of 2009 and first two quarters of 2010, management anticipates a further reduction in the level of short-term investments by reinvesting the majority of these funds in intermediate and long term bonds by the end of the third quarter of 2010.

As of June 30, 2010, fixed annuity account values totaled $2.6 billion, including $2.3 billion of deferred annuities. Of the deferred annuity account values, 26% had minimum guaranteed interest rates of 3% or lower while 65% had minimum guaranteed rates of 4.5% or greater. For $1.8 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $25.8 million for the three months ended June 30, 2010 compared to $19.1 million for the same period in 2009. Of the $6.7 million increase between the quarterly periods, $5.3 million was due to the change in impacts of the evaluations of annuity deferred policy acquisition costs.

Amortized policy acquisition expenses were $45.9 million for the first six months of 2010 compared to $42.1 million for the same period in 2009. For the six months ended June 30, 2010, the evaluation of annuity deferred policy acquisition costs resulted in an increase in amortization of $2.8 million, primarily due to the impact of unfavorable financial market performance in the six months ended June 30, 2010. This compares to an increase in amortization of $1.7 million from a similar evaluation at June 30, 2009, which primarily reflected the impact of investment gains related to this segment recognized during the period. The $2.1 million adverse impact of financial market performance recorded in the three months ended March 31, 2009 was slightly more than offset by favorable market performance in the second quarter of 2009. For the life segment, the June 30, 2010 evaluation of deferred policy acquisition costs resulted in a $0.1 million increase in amortization which was equal to the increase recorded at June 30, 2009.

Operating Expenses

For the three months ended June 30, 2010, operating expenses decreased 4.6%, or $1.6 million, compared to the second quarter of 2009, primarily due to a reduced level of incentive compensation expense in the current period.

For the first six months of 2010, operating expenses decreased 3.7%, or $2.6 million, compared to the prior year. The expense decrease was primarily due to a reduction in marketing expenses in the current period, compared to significant strategic distribution initiative investments made in the prior year. The property and casualty expense ratio of 24.7% for the six months ended June 30, 2010 decreased 0.6 percentage points compared to the prior year, reflecting the item above impacting the total Company. In 2009, the majority of the costs related to investments in distribution initiatives were attributed to the property and casualty segment.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the six months ended June 30, 2009, completing the amortization of the value of life business acquired in the 1989 acquisition of the Company.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 27.2% and 30.0% for the six months ended June 30, 2010 and 2009, respectively. In the second quarter of 2010, the Company recorded a $1.4 million reduction in its liability for uncertain tax positions, which benefitted the annuity segment. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.0 and 6.6 percentage points for the six months ended June 30, 2010 and 2009, respectively.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

In the second quarter of 2010, the Internal Revenue Service published guidance regarding separate account (variable annuity) dividend received deductions for life insurance companies in which they advised (1) they would concede appeals related to the issue and not raise the issue on audit unless the taxpayer changed its methodology for computing the deduction, and (2) any changes in law regarding this deduction would be effective prospectively. As a result, the Company believes this issue is no longer an uncertain tax position and recorded a reduction of $1.4 million in the uncertain tax position liability related to the separate account dividend received deduction.

At June 30, 2010, the Company had federal income tax returns for the 2006 through 2009 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $0.2 million of uncertain tax position liabilities including interest related to all open tax years as of June 30, 2010.

Net Income

For the three months ended June 30, 2010, the Company’s net income of $23.0 million represented an increase of $4.4 million compared to the prior year, led by improved results in the property and casualty segment. Even with a significant level of second quarter catastrophe losses and an increase in Florida sinkhole claims, property and casualty segment earnings increased significantly compared to a year earlier, primarily driven by the voluntary automobile line. After-tax net realized investment gains decreased by $1.7 million between periods. Annuity segment net income increased $0.6 million compared to the second quarter of 2009, including a notable improvement in the interest margin and contract charges and fees, and also benefitting from the current period $1.4 million reduction in the Company’s liability for uncertain tax positions, which offset the impact of the current quarter’s increased amortization of deferred policy acquisition costs. Life segment net income increased $0.5 million compared to a year earlier, reflecting growth in investment income which more than offset an increase in mortality costs.

For the six months ended June 30, 2010, the Company’s net income of $45.6 million represented an increase of $13.6 million compared to the prior year due to net income growth in each of the Company’s reporting segments. After-tax net realized investment gains increased by $2.0 million between periods. Annuity segment net income increased $6.7 million compared to the first six months of 2009, largely reflecting current year improvements in the interest margin and contract charges and fees, and also benefitting from the current period $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income increased $1.7 million compared to a year earlier, primarily due to growth in investment income which more than offset an increase in mortality costs. For the property and casualty segment, net income growth of $3.5 million reflected favorable current accident year underwriting results -- particularly in the voluntary automobile line. In addition, compared to the first half of 2009, net income in the current period increased by $1.1 million due to a modest increase in the level of favorable prior years’ property and casualty reserve development. Catastrophe costs increased $2.3 million after tax compared to the prior year. Net income in the current period also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida. The Company’s net income for the first six months of 2009 included a charge of $3.2 million after tax related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment, with substantially all of the amount incurred in the first three months of the year. Including all factors, the property and casualty combined ratio was 97.7% for the first six months of 2010 compared to 99.2% for the same period in 2009.

Net income by segment and net income per share were as follows:

	Six Months Ended June 30,		Change From Prior Year
	2010	2009	Percent	Amount
Analysis of net income by segment:
Property and casualty	$19.5	$16.0	21.9%	$3.5
Annuity	14.2	7.5	89.3%	6.7
Life	10.1	8.4	20.2%	1.7
Corporate and other (1)	1.8	0.1	N.M.	1.7

Net income	$45.6	$32.0	42.5%	$13.6

Effect of catastrophe costs, after tax, included above	$(15.0)	$(12.7)	18.1%	$(2.3)

Effect of realized investment gains, after tax, included above	$8.6	$6.6	30.3%	$2.0

Diluted:
Net income per share	$1.12	$0.79	41.8%	$0.33

Weighted average number of shares and equivalent shares (in millions)	40.9	40.5	1.0%	0.4

Property and casualty combined ratio:
Total	97.7%	99.2%	N.M.	-1.5%
Effect of catastrophe costs, included above	8.3%	7.2%	N.M.	1.1%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the six months ended June 30, 2010, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period increase in net income, compared to the first half of 2009, was due to the increase in net realized investment gains in 2010.

Return on average shareholders’ equity based on net income was 12% and 5% for the trailing 12 months ended June 30, 2010 and 2009, respectively.

The accounting guidance adopted by the Company effective January 1, 2010 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards”. The adoptions did not have a material effect on the results of operations or financial position of the Company.

Outlook for 2010

At the time of this Quarterly Report on Form 10-Q, management estimates that 2010 full year net income before realized investment gains and losses will be within a range of $1.65 to $1.85 per diluted share. This projection anticipates for the full year: for the property and casualty segment, a moderation in automobile frequency trends experienced in the later portion of 2009 and a continuing high level of property sinkhole losses in Florida; for the annuity segment, continued strong increases in fixed annuity spreads and an 8% to 10% increase in the S&P 500 Index; and for the life segment, continued growth in investment income and more normal mortality levels. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2010 and 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2010, net cash provided by operating activities increased slightly compared to the same period in 2009.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2010 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $64 million, of which $14.0 million was paid during the six months ended June 30, 2010. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first six months of 2010. For the six months ended June 30, 2010, receipts from annuity contracts increased $2.5 million, or 1.5%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. Annuity contract benefits and withdrawals were comparable to the prior year. Cash value retentions for variable and fixed annuity options were 93.3% and 94.5%, respectively, for the 12 month period ended June 30, 2010. Net transfers to variable annuity accumulated cash values increased $6.0 million, or 17.5%, compared to the prior year.

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

The total capital of the Company was $1,111.2 million at June 30, 2010, including $199.6 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 24.3% of total capital excluding unrealized investment gains and losses (21.4% including unrealized investment gains and losses) at June 30, 2010, which was within a range consistent with the Company’s long-term target of 25% and with the Company’s debt ratings assigned as of June 30, 2010.

Shareholders’ equity was $873.6 million at June 30, 2010, including a net unrealized gain in the Company’s investment portfolio of $133.3 million after taxes and the related impact on deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $602.8 million and $15.30, respectively, at June 30, 2010. Book value per share was $22.17 at June 30, 2010 ($18.79 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at June 30, 2010 is included in “Results of Operations -- Net Realized Investment Gains and Losses”.

As of June 30, 2010, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of June 30, 2010, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2010, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 1.2%, at June 30, 2010). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at June 30, 2010.

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

Total shareholder dividends were $6.5 million for the six months ended June 30, 2010. In March and May 2010, the Board of Directors announced regular quarterly dividends of $0.08 per share.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business -- Property and Casualty Segment -- Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the March 1, 2010 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2009-2010 contract period had been revised to $52.7 million from $52.4 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract. Effective June 1, 2010, the new contract with the FHCF, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida, reinsures 90% of hurricane losses in Florida above an estimated retention of $13.3 million up to $48.5 million, based on the FHCF’s financial resources.

Information regarding the reinsurance program for the Company’s life segment is located in “Business -- Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best. These rating agencies have also assigned ratings to the Company’s long-term debt securities.

In January 2010, S&P affirmed the Company’s ratings and revised its outlook for those ratings from negative to stable citing the significantly improved performance of the Company’s relatively conservative investment portfolio in 2009 and the stabilizing effect of strong life and annuity operating results on the Company’s overall profitability, as well as S&P’s expectations of improvements in the property and casualty segment’s results. Assigned ratings as of July 31, 2010 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The ratings were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of July 31, 2010
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

Other Matters

Financial Regulation Legislation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama. The law creates a new Federal Insurance Office (“FIO”) within the U.S. Treasury Department. The FIO is charged with monitoring and providing specific reports on various aspects of the insurance industry, but it does not have general supervisory or regulatory authority over the business of insurance. While the law creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term, management does not expect the law to have a significant effect on the Company.

The Educational Community and the Economy

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, a prolonged economic recession may have an adverse impact on the Company’s volume of new business, its policy renewal rates, the inflow of annuity contract deposit receipts, surrender levels of annuity contracts and related withdrawals of annuity accumulated deposits, among other possible impacts.

While the financial markets and certain sectors of the economy have shown improvement over recent quarters, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs have taken place and it is possible that additional layoffs will occur for the 2010-2011 school year. Similar to others in the insurance industry, the Company has experienced pressure on new business levels. And, the Company has had an increase in the number of clients who have suspended new deposits into their existing annuity contracts, perhaps largely due to their own personal employment and economic uncertainty. However, despite the economic headwinds, as of the time of this Quarterly Report on Form 10-Q, the Company’s business retention, including retention of annuity accumulated values, remains strong; the level of annuity new deposit suspension has begun to moderate; and total annuity net fund flows continue to be positive in the current year, as they were throughout 2008 and 2009.

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

Item 4: Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2010 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5: Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2010 which has not been filed with the SEC.

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

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

Exhibit No.	Description

10.11*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.11 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010.

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

	10.17*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.17(a)*

Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 6, 2010	/s/ Louis G. Lower II

Louis G. Lower II
President and Chief Executive Officer

Date	August 6, 2010	/s/ Peter H. Heckman

Peter H. Heckman
Executive Vice President
and Chief Financial Officer

Date	August 6, 2010	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2010

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.10*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.11*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.11 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 7, 2010.

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

	10.17*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.17(a)*

Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

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