Form 10-Q
period 2010-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2010-11-05
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, 39,495,931 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2010, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

Note 1 of the Company’s audited consolidated financial statements as of December 31, 2009, and for the year then ended, discloses that the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of April 1, 2009. Our auditors’ report on those consolidated financial statements dated March 1, 2010, includes an explanatory paragraph referring to the matters in Note 1 of those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 5, 2010

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2010, $4,410,217; 2009, $4,062,020)	$4,766,567	$4,099,865
Equity securities, available for sale, at fair value (cost 2010, $47,823; 2009, $61,507)	51,956	59,678
Short-term and other investments	298,111	415,081
Total investments	5,116,634	4,574,624
Cash	41,074	7,848
Accrued investment income and premiums receivable	119,148	113,058
Deferred policy acquisition costs	258,377	276,124
Goodwill	47,396	47,396
Other assets	134,237	97,633
Separate Account (variable annuity) assets	1,267,610	1,226,430
Total assets	$6,984,476	$6,343,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,548,932	$2,367,170
Interest-sensitive life contract liabilities	720,491	706,067
Unpaid claims and claim expenses	321,729	312,738
Future policy benefits	201,433	197,870
Unearned premiums	216,432	210,765
Total policy liabilities	4,009,017	3,794,610
Other policyholder funds	114,677	117,349
Other liabilities	381,614	247,565
Short-term debt	38,000	38,000
Long-term debt	199,663	199,614
Separate Account (variable annuity) liabilities	1,267,610	1,226,430
Total liabilities	6,010,581	5,623,568
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2010, 61,257,227; 2009, 60,997,917	61	61
Additional paid-in capital	363,128	358,081
Retained earnings	812,970	758,343
Accumulated other comprehensive income (loss) net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	216,942	22,266
Net funded status of pension and other postretirement benefit obligations	(11,543)	(11,543)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)
Total shareholders’ equity	973,895	719,545
Total liabilities and shareholders’ equity	$6,984,476	$6,343,113

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Insurance premiums and contract charges earned	$168,062	$165,845	$502,845	$491,850
Net investment income	68,290	62,458	203,273	181,399
Net realized investment gains	12,062	11,410	25,305	21,658
Other income	1,616	1,817	5,294	6,634

Total revenues	250,030	241,530	736,717	701,541

Benefits, losses and expenses
Benefits, claims and settlement expenses	124,864	122,607	356,162	348,588
Interest credited	37,076	35,326	108,854	103,539
Policy acquisition expenses amortized	20,189	18,164	66,080	60,222
Operating expenses	36,075	34,740	104,265	105,569
Amortization of intangible assets	-	-	-	223
Interest expense	3,496	3,479	10,449	10,465

Total benefits, losses and expenses	221,700	214,316	645,810	628,606

Income before income taxes	28,330	27,214	90,907	72,935
Income tax expense	8,164	7,933	25,157	21,619

Net income	$ 20,166	$ 19,281	$ 65,750	$ 51,316

Net income per share
Basic	$ 0.51	$ 0.49	$ 1.67	$ 1.31
Diluted	$ 0.49	$ 0.48	$ 1.61	$ 1.27

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,411	39,180	39,294	39,172
Diluted	41,115	40,640	40,947	40,554

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$ (4,764)	$ (1,808)	$ (11,699)	$ (29,076)
Portion of losses recognized in other comprehensive income	-	-	459	1,430
Net other-than-temporary impairment losses on securities recognized in earnings	(4,764)	(1,808)	(11,240)	(27,646)
Realized gains	16,826	13,218	36,545	49,304
Total	$ 12,062	$ 11,410	$ 25,305	$ 21,658

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Comprehensive income
Net income	$ 20,166	$ 19,281	$ 65,750	$ 51,316
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	82,325	149,184	193,338	232,544
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-
Other comprehensive income	82,325	149,184	193,338	232,544
Total	$102,491	$168,465	$259,088	$283,860

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009

Common stock, $0.001 par value
Beginning balance	$61	$61
Options exercised, 2010, 51,850 shares; 2009, 0 shares	-	-
Conversion of Director Stock Plan units, 2010, 160,876 shares; 2009, 84,562 shares	-	-
Conversion of restricted stock units, 2010, 46,584 shares; 2009, 38,013 shares	-	-

Ending balance	61	61

Additional paid-in capital
Beginning balance	358,081	355,542
Options exercised and conversion of Director Stock Plan units and restricted stock units	3,889	1,361
Share-based compensation expense	1,158	880

Ending balance	363,128	357,783

Retained earnings
Beginning balance	758,343	694,492
Cumulative effect of adoption of accounting principle, net of taxes	(1,338)	-
Net income	65,750	51,316
Cash dividends, 2010, $0.24 per share; 2009, $0.1575 per share	(9,785)	(6,386)

Ending balance	812,970	739,422

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	10,723	(193,587)
Cumulative effect of adoption of accounting principle, net of taxes	1,338	-
Change in net unrealized gains and losses on fixed maturities and equity securities	193,338	232,544
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	205,399	38,957

Treasury stock, at cost
Beginning and ending balance, 2010 and 2009, 21,813,196 shares	(407,663)	(407,663)

Shareholders’ equity at end of period	$973,895	$728,560

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009

Cash flows - operating activities
Premiums collected	$503,033	$497,305
Policyholder benefits paid	(364,579)	(361,696)
Policy acquisition and other operating expenses paid	(176,166)	(161,207)
Federal income taxes paid	(20,163)	(1,292)
Investment income collected	196,582	170,658
Interest expense paid	(6,914)	(7,357)
Contribution to defined benefit pension plan trust	(1,307)	(2,700)
Other	(1,622)	591

Net cash provided by operating activities	128,864	134,302

Cash flows - investing activities
Fixed maturities
Purchases	(1,151,950)	(1,654,405)
Sales	533,894	1,337,950
Maturities, paydowns, calls and redemptions	278,820	263,236
Net cash provided by (used in) short-term and other investments	133,287	(153,118)

Net cash used in investing activities	(205,949)	(206,337)

Cash flows - financing activities
Dividends paid to shareholders	(9,785)	(6,386)
Exercise of stock options	854	-
Annuity contracts, variable and fixed
Deposits	288,691	268,071
Benefits and withdrawals	(127,507)	(124,293)
Net transfer to Separate Account (variable annuity) assets	(50,393)	(56,421)
Life policy accounts
Deposits	1,404	1,153
Withdrawals and surrenders	(3,844)	(4,000)
Change in bank overdrafts	10,891	1,477

Net cash provided by financing activities	110,311	79,601

Net increase in cash	33,226	7,566

Cash at beginning of period	7,848	9,204

Cash at end of period	$41,074	$16,770

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010 and 2009

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2010, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2010 and 2009, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2010 and 2009. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

In October 2010, the Company’s previous President and Chief Executive Officer announced his retirement. Due to the acceleration of his retirement benefits, the Company will record an additional expense of approximately $1,800 pretax in its financial statements for the three and twelve months ended December 31, 2010.

Note 1 - Basis of Presentation-(Continued)

Adopted Accounting Standards

Embedded Credit Derivatives

Effective July 1, 2010, the Company adopted accounting guidance that clarifies the scope exception for embedded credit-derivative features. Embedded credit-derivative features, related only to the transfer of credit risk in the form of subordination of one financial instrument to another, are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features in financial instruments do not qualify for the scope exception and are required to be analyzed to determine whether they must be accounted for separately.

As of July 1, 2010 and September 30, 2010, the Company had one security containing an embedded credit-derivative feature that did not qualify for the scope exception. The Company elected the fair value option to account for this security. The cumulative effect of adoption, net of deferred tax, was a decrease in retained earnings of $1,338 with an offsetting increase in accumulated other comprehensive income of $1,338. And, as a result of electing the fair value option to account for this security, the Company recorded a realized investment gain of $1,152 for the three and nine months ended September 30, 2010.

Fair Value Measurements and Disclosures

Effective January 1, 2010, the Company adopted accounting guidance to improve disclosure requirements related to fair value measurements. The guidance requires (1) disclosures pertaining to transfers of assets between Levels 1 and 2 of the three-tier fair value hierarchy and (2) information on purchases, sales, issuance and settlement transactions of recurring and nonrecurring fair value measurement assets and liabilities utilizing Level 3 fair value inputs. The guidance also clarifies existing requirements regarding the measurement disclosures for each class of assets and liabilities and disclosure about inputs and valuation techniques. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

Amendments to Accounting for Variable Interest Entities

Effective January 1, 2010, the Company adopted accounting guidance which amended the accounting for variable interest entities (“VIEs”). The new guidance eliminates the concept of a qualifying special-purpose entity and the quantitative-based risks and rewards calculation for determining a controlling financial interest in a VIE. The guidance also requires an analysis of whether a company has the power to direct the activities of a VIE that most significantly impact that entity’s economic performance and the obligation to absorb the losses or the right to receive benefits from that entity that could potentially be significant to the company. Additional disclosures are required about a company’s involvement in VIEs and an ongoing assessment of whether a company is the primary beneficiary is required. The guidance is effective for all VIEs owned on or formed after January 1, 2010. Because, as of January 1, 2010, (1) the Company did not have any relationships with unconsolidated entities or financial partnerships and (2) the Company’s Separate Accounts are not VIEs, adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

Note 2 - Investments

Maturities/Sales of Fixed Maturity Securities

The following table presents the distribution of the Company's fixed maturity securities (“fixed maturities”) portfolio by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

	Percent of Total Fair Value		September 30, 2010
	September 30,	December 31,	Fair	Amortized
	2010	2009	Value	Cost

Due in 1 year or less	4.0%	4.8%	$189,409	$175,249
Due after 1 year through 5 years	20.6	20.4	983,355	909,839
Due after 5 years through 10 years	30.0	31.1	1,425,208	1,318,658
Due after 10 years through 20 years	20.7	15.0	988,916	914,985
Due after 20 years	24.7	28.7	1,179,679	1,091,486

Total	100.0%	100.0%	$4,766,567	$4,410,217

The average option-adjusted duration for the Company’s fixed maturity securities was 6.7 years at September 30, 2010 and 6.8 years at December 31, 2009.

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Proceeds	$171,300	$268,369	$533,894	$1,337,950
Gross gains realized	14,544	12,728	31,324	48,486
Gross losses realized	(416)	(505)	(5,491)	(6,342)

Note 2 - Investments-(Continued)

Realized Investment Gains and Losses

For the three months ended September 30, 2010, the Company’s net realized investment gains of $12,062 included $16,826 of realized gains on security sales and calls partially offset by net other-than-temporary impairment losses on securities recognized in earnings of $4,764. For the nine months ended September 30, 2010, the Company’s net realized investment gains of $25,305 included $36,545 of realized gains on security sales and calls partially offset by net other-than-temporary impairment losses on securities recognized in earnings of $11,240. The year-to-date impairment losses were comprised of $5,737 of impairment write-downs and $5,503 of realized impairment losses on securities that were disposed of during the first nine months of 2010. The impairment write-downs were: (1) a third quarter credit-related other-than-temporary impairment write-down of $4,345 related to one commercial mortgage-backed security (“CMBS”) that the Company no longer intended to hold until the value fully recovered; (2) a second quarter credit-related other-than-temporary impairment write-down of $647 and a non-credit related write-down of $459, which is included in accumulated other comprehensive income and based on expected default rates and level of subordination, both related to one security and (3) first quarter credit-related other-than-temporary impairment write-downs of $745 related to securities of one high-yield bond issuer that the Company no longer intended to hold until the value fully recovered. The securities related to the first quarter 2010 other-than-temporary write-down were sold in the second quarter, resulting in a small realized gain.

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of September 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
As of September 30, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$ 466,955	$ 37,207	$ 7	$ 504,155	$ -
Other	533,139	27,777	777	560,139	-
Municipal bonds	939,071	73,726	1,065	1,011,732	-
Foreign government bonds	42,992	4,133	-	47,125	-
Corporate bonds	1,757,013	211,787	8,052	1,960,748	-
Other mortgage-backed securities	671,047	48,144	36,523	682,668	1,081
Totals	$4,410,217	$402,774	$ 46,424	$4,766,567	$1,081

Equity securities	$ 47,823	$ 6,467	$ 2,334	$ 51,956	$ -

As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$ 436,856	$ 18,942	$ 673	$ 455,125	$ -
Other	360,977	847	14,674	347,150	-
Municipal bonds	891,174	32,496	9,721	913,949	-
Foreign government bonds	39,931	2,424	413	41,942	-
Corporate bonds	1,766,835	102,270	30,564	1,838,541	-
Other mortgage-backed securities	566,247	16,889	79,978	503,158	(476)
Totals	$4,062,020	$173,868	$136,023	$4,099,865	$ (476)

Equity securities	$ 61,507	$ 3,937	$ 5,766	$ 59,678	$ -

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $482,801 and $360,026; Federal Home Loan Mortgage Association (“FHLMA”) of $337,254 and $330,279; and Government National Mortgage Association (“GNMA”) of $46,723 and $41,508 as of September 30, 2010 and December 31, 2009, respectively.

(2)

Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance. Amounts also include unrealized gains and losses on impaired securities relating to changes in the fair value of such securities subsequent to the impairment measurement date.

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact of deferred policy acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$144,514	$(103,189)	$ 24,599	$(196,687)
Change in unrealized investment gains and losses	72,161	138,187	182,854	208,768
Reclassification of net realized investment (gains) losses to net income	14,952	22,366	24,174	45,283
End of period	$231,627	$ 57,364	$231,627	$ 57,364

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$ 276	$ (8,186)	$ (1,189)	$ (16,000)
Change in unrealized investment gains and losses	2,339	12,972	3,530	36,032
Reclassification of net realized investment (gains) losses to net income	71	(7,509)	345	(22,755)
End of period	$ 2,686	$ (2,723)	$ 2,686	$ (2,723)

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of September 30, 2010 that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portion of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Nine Months Ended September 30,
	2010	2009
Cumulative credit loss (1)
Beginning of period	$2,875	$ -
New credit losses	647	3,355
Losses related to securities sold or paid down during the period	-	-
End of period	$3,522	$3,355

(1)

The cumulative credit loss amounts exclude other-than-temporary impairment losses on securities held as of the periods indicated that the Company intended to sell or it was more likely than not that the Company would be required to sell the security before the recovery of the amortized cost basis. The current definition, reporting and disclosure of “credit loss” was effective as of April 1, 2009.

Note 2 - Investments-(Continued)

At September 30, 2010, the gross unrealized loss in the fixed maturity and equity securities portfolio was $48,758 (131 positions, the fair value of which represented 6.5% of total fixed maturity and equity securities fair value). Of the total gross unrealized loss at September 30, 2010, $34,209 related to commercial mortgage-backed securities. The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at September 30, 2010 and December 31, 2009. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2010 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2010.

	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
As of September 30, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ -	$ -	$ 2,005	$ 7	$ 2,005	$ 7
Other	34,174	777	-	-	34,174	777
Municipal bonds	20,110	377	27,435	688	47,545	1,065
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	31,896	869	80,587	7,183	112,483	8,052
Other mortgage-backed securities	15,036	249	86,657	36,274	101,693	36,523
Totals	$101,216	$ 2,272	$ 196,684	$ 44,152	$ 297,900	$ 46,424

Equity securities (1)	$ 855	$ 65	$ 15,068	$ 2,269	$ 15,923	$ 2,334

As of December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 78,577	$ 604	$ 2,399	$ 69	$ 80,976	$ 673
Other	311,917	14,674	-	-	311,917	14,674
Municipal bonds	235,320	5,420	52,289	4,301	287,609	9,721
Foreign government bonds	12,665	413	-	-	12,665	413
Corporate bonds	158,749	4,708	272,673	25,856	431,422	30,564
Other mortgage-backed securities	88,325	5,856	181,797	74,122	270,122	79,978
Totals	$885,553	$31,675	$ 509,158	$104,348	$1,394,711	$ 136,023

Equity securities (1)	$ 3,836	$ 932	$ 28,168	$ 4,834	$ 32,004	$ 5,766

(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2010 and December 31, 2009. At September 30, 2010, Level 3 invested assets comprised approximately 1.3% of the Company’s total investment portfolio fair value.

	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using (1)
			Level 1	Level 2	Level 3
September 30, 2010
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 504,155	$ 504,155	$ -	$ 504,155	$ -
Other	560,139	560,139	129,144	430,995	-
Municipal bonds	1,011,732	1,011,732	-	1,011,732	-
Foreign government bonds	47,125	47,125	-	47,125	-
Corporate bonds	1,960,748	1,960,748	34,702	1,893,944	32,102
Other mortgage-backed securities	682,668	682,668	-	650,394	32,274
Total	4,766,567	4,766,567	163,846	4,538,345	64,376
Equity securities	51,956	51,956	27,204	24,213	539
Short-term investments	178,508	178,508	171,302	7,206	-
Other investments (2)	119,603	117,504	-	-	-
Total investments	5,116,634	5,114,535	362,352	4,569,764	64,915
Separate Account (variable annuity) assets	1,267,610	1,267,610	-	1,267,610	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,397	71,504
Annuity contract liabilities	2,548,932	2,244,306
Other policyholder funds	114,677	114,677
Short-term debt	38,000	38,000
Long-term debt	199,663	216,432

December 31, 2009
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 455,125	$ 455,125	$ -	$ 455,125	$ -
Other	347,150	347,150	12,472	334,678	-
Municipal bonds	913,949	913,949	-	913,949	-
Foreign government bonds	41,942	41,942	-	41,942	-
Corporate bonds	1,838,541	1,838,541	42,364	1,793,738	2,439
Other mortgage-backed securities	503,158	503,158	-	495,298	7,860
Total	4,099,865	4,099,865	54,836	4,034,730	10,299
Equity securities	59,678	59,678	28,917	30,222	539
Short-term investments	299,109	299,109	299,109	-	-
Other investments (2)	115,972	97,235	-	-	-
Total investments	4,574,624	4,555,887	382,862	4,064,952	10,838
Separate Account (variable annuity) assets	1,226,430	1,226,430	-	1,226,430	-

Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,688	71,766
Annuity contract liabilities	2,367,170	2,084,267
Other policyholder funds	117,349	117,349
Short-term debt	38,000	38,000
Long-term debt	199,614	199,545

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the consolidated balance sheets.
(2)

Fair value of “Other investments” includes investments, primarily policy loans, for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the three and nine months ended September 30, 2010. The following table presents reconciliations for the three months ended September 30, 2010 and 2009 for all Level 3 assets measured at fair value on a recurring basis.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, July 1, 2010	$20,430	$ 539	$20,969
Transfers in (out) of Level 3 (1)	43,744	-	43,744
Total gains or losses
Net realized gains (losses) included in net income	-	-	-
Net unrealized gains and losses included in other comprehensive income	732	-	732
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Paydowns and maturities	(530)	-	(530)
Ending balance, September 30, 2010	$64,376	$ 539	$64,915

Beginning balance, July 1, 2009	$20,727	$ 455	$21,182
Transfers in (out) of Level 3 (1)	(2,618)	-	(2,618)
Total gains or losses
Net realized gains (losses) included in net income	361	-	361
Net unrealized gains and losses included in other comprehensive income	1,528	(234)	1,294
Purchases	-	-	-
Issuances	-	-	-
Sales	(1,290)	-	(1,290)
Settlements	-	-	-
Paydowns and maturities	(760)	-	(760)
Ending balance, September 30, 2009	$17,948	$ 221	$18,169

(1)

Transfers into and out of Level 3 during the periods ended September 30, 2010 and 2009 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

Note 3 - Fair Value of Financial Instruments-(Continued)

The following table presents reconciliations for the nine months ended September 30, 2010 and 2009 for all Level 3 assets measured at fair value on a recurring basis.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2010	$10,299	$ 539	$10,838
Transfers in (out) of Level 3 (1)	53,507	-	53,507
Total gains or losses
Net realized gains (losses) included in net income	-	-	-
Net unrealized gains and losses included in other comprehensive income	1,530	-	1,530
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Paydowns and maturities	(960)	-	(960)
Ending balance, September 30, 2010	$64,376	$ 539	$64,915

Beginning balance, January 1, 2009	$30,439	$ 455	$30,894
Transfers in (out) of Level 3 (1)	1,181	-	1,181
Total gains or losses
Net realized gains (losses) included in net income	(3,211)	-	(3,211)
Net unrealized gains and losses included in other comprehensive income	(3,032)	(234)	(3,266)
Purchases	-	-	-
Issuances	-	-	-
Sales	(5,189)	-	(5,189)
Settlements	-	-	-
Paydowns and maturities	(2,240)	-	(2,240)
Ending balance, September 30, 2009	$17,948	$ 221	$18,169

(1)

Transfers into and out of Level 3 during the periods ended September 30, 2010 and 2009 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At September 30, 2010 and 2009, there were no realized gains or losses, due to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

Note 4 - Debt

Indebtedness outstanding was as follows:

	September 30, 2010	December 31, 2009
Short-term debt:
Bank Credit Facility	$ 38,000	$ 38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $125 and $145 (6.1% imputed rate)	74,875	74,855
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $212 and $241 (6.9% imputed rate)	124,788	124,759
Total	$237,663	$237,614

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2010 and 2009.

	Defined Benefit Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$ -	$ -	$ -	$ -
Other expenses	62	-	187	-
Interest (benefit) cost	470	(328)	1,408	3,616
Expected return on plan assets	(597)	383	(1,791)	(4,216)
Settlement (gain) loss	(155)	(130)	619	1,436
Amortization of:
Prior service cost	-	-	-	-
Actuarial (gain) loss	261	(67)	784	735
Net periodic pension (gain) expense	$ 41	$ (142)	$ 1,207	$ 1,571

	Supplemental Defined Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$ -	$ (16)	$ -	$ (41)
Other expenses	-	-	-	-
Interest cost	85	319	631	828
Expected return on plan assets	-	-	-	-
Settlement loss	-	-	-	-
Amortization of:
Prior service cost	31	-	93	-
Actuarial loss	62	83	185	214
Net periodic pension expense	$ 178	$ 386	$ 909	$ 1,001

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

There was a minimum funding requirement of approximately $500 for the Company’s defined benefit pension plan in 2010. At the time of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company expected to contribute $1,000 to the defined benefit plan and $1,146 to the supplemental defined benefit plans in 2010. By September 30, 2010, the Company had contributed $1,307 to the defined benefit plan, the full amount expected to be contributed in 2010. As of the time of this Quarterly Report on Form 10-Q, in 2010 the Company expects to contribute $1,400 to the supplemental defined benefit plans, of which $861 was contributed during the nine months ended September 30, 2010. For the full year, the Company expects amortization of net losses of $1,045 and $246 for the defined benefit plan and the supplemental defined benefit plans, respectively, and expects amortization of prior service cost of $124 for the supplemental defined benefit plans to be included in net periodic pension expense in 2010.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $258 and $500 for the nine months ended September 30, 2010 and 2009, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit:
Service cost	$ -	$ -	$ -	$ -
Interest cost	43	10	128	30
Amortization of prior service credit	-	(72)	-	(216)
Amortization of prior gains	(130)	(25)	(390)	(76)
Net periodic benefit	$ (87)	$(87)	$(262)	$(262)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, for the full year the Company expects to contribute $681 to the postretirement benefit plans other than pensions in 2010, of which $592 was contributed during the nine months ended September 30, 2010. In addition, the Company expects amortization of prior gains of $520 to be included in the net periodic benefit for the year ended December 31, 2010.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended September 30, 2010

Premiums written and contract deposits	$296,544	$ 8,200	$ 972	$289,316
Premiums and contract charges earned	175,228	8,211	1,045	168,062
Benefits, claims and settlement expenses	124,524	768	1,108	124,864

Three months ended September 30, 2009

Premiums written and contract deposits	$279,227	$ 8,411	$ 934	$271,750
Premiums and contract charges earned	173,277	8,420	988	165,845
Benefits, claims and settlement expenses	124,840	3,073	840	122,607

Nine months ended September 30, 2010

Premiums written and contract deposits	$804,713	$25,424	$3,499	$782,788
Premiums and contract charges earned	525,729	26,399	3,515	502,845
Benefits, claims and settlement expenses	359,405	6,319	3,076	356,162

Nine months ended September 30, 2009

Premiums written and contract deposits	$780,352	$25,536	$2,930	$757,746
Premiums and contract charges earned	515,342	26,524	3,032	491,850
Benefits, claims and settlement expenses	353,986	8,115	2,717	348,588

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

Three Months Ended September 30,		Nine Months Ended September 30,
2010	2009	2010	2009

Insurance premiums and contract charges earned
Property and casualty	$139,326	$137,537	$415,825	$408,384
Annuity	4,160	3,718	12,986	10,271
Life	24,576	24,590	74,034	73,195

Total	$168,062	$165,845	$502,845	$491,850

Net investment income
Property and casualty	$9,178	$8,828	$27,093	$25,638
Annuity	42,150	37,773	125,197	109,572
Life	17,213	16,117	51,757	46,971
Corporate and other	7	4	5	14
Intersegment eliminations	(258)	(264)	(779)	(796)

Total	$68,290	$62,458	$203,273	$181,399

Net income
Property and casualty	$1,430	$3,789	$20,969	$19,766
Annuity	8,547	7,258	22,690	14,819
Life	5,678	4,541	15,766	12,946
Corporate and other	4,511	3,693	6,325	3,785

Total	$20,166	$19,281	$65,750	$51,316

September 30, 2010	December 31, 2009

Assets
Property and casualty	$ 979,024	$ 916,347
Annuity	4,479,852	4,075,872
Life	1,418,160	1,250,146
Corporate and other	136,599	127,399
Intersegment eliminations	(29,159)	(26,651)

Total	$6,984,476	$6,343,113

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
•

Climate change, to the extent it produces rising temperatures and changes in weather patterns, which could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of catastrophe reinsurance coverage, and the Company’s ability to make homeowners insurance available to its customers.

•

Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the evaluations of deferred policy acquisition costs.

•

Changes in insurance regulations, including (1) those affecting the ability of the Company's insurance subsidiaries to distribute cash to the holding company and (2) those impacting the Company's ability to profitably write property and casualty insurance policies in one or more states.

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

•	The Company’s ability to maintain favorable claims-paying ability ratings.
•	The Company's ability to maintain favorable financial strength and debt ratings.
•	The Company's ability to profitably expand its property and casualty business in highly competitive environments.

•

The competitive impact of the recent Section 403(b) tax-qualified annuity regulations, including (1) their potential to lead plan sponsors to further restrict the number of providers and (2) the possible increased competition within the 403(b) market from larger companies experienced in 401(k) plans.

•

The Company’s ability to develop and expand its marketing operations, including agents and other points of distribution, as well as the Company's ability to maintain and secure sponsorships by local, state and national education associations.

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

For the three months ended September 30, 2010, the Company’s net income of $20.1 million represented an increase of $0.8 million compared to the prior year, led by significantly improved results in the annuity and life segments, which more than offset the decreased net income in the property and casualty segment. Annuity segment net income increased $1.2 million compared to the third quarter of 2009, including notable improvements in the interest margin and contract charges and fees. Life segment net income increased $1.1 million compared to a year earlier, reflecting growth in investment income and a decrease in mortality costs compared to the third quarter of 2009. Property and casualty segment earnings decreased $2.3 million compared to a year earlier, due to a significant level of third quarter catastrophe and non-catastrophe weather-related losses, as well as an increase in Florida sinkhole claims. Improvement in the voluntary automobile current accident year loss ratio partially offset the unfavorable property results. In addition, compared to the third quarter of 2009, net income in the current period increased by $2.9 million after tax due to an increase in the level of favorable prior years’ property and casualty reserve development. After-tax net realized investment gains increased by $0.3 million between periods.

For the nine months ended September 30, 2010, the Company’s net income of $65.7 million represented an increase of $14.4 million compared to the prior year due to net income growth in each of the Company’s reporting segments. After-tax net realized investment gains increased by $2.3 million between periods. Annuity segment net income increased $7.9 million compared to the first nine months of 2009, largely reflecting current year improvements in the interest margin and contract charges and fees, and also benefitting from the second quarter 2010 $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income increased $2.8 million compared to a year earlier, primarily due to growth in investment income which more than offset an increase in mortality costs for the nine months. For the property and casualty segment, net income growth of $1.2 million reflected favorable current accident year underwriting results in the voluntary automobile line. In addition, compared to the first nine months of 2009, net income in the current period increased by $4.1 million due to an increase in the level of favorable prior years’ property and casualty reserve development. Catastrophe costs increased $5.6 million after tax compared to the prior year. Net income in the current period also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida. The property and casualty segment net income for the three and nine months ended September 30, 2010 included a charge of $1.5 million after tax to write off software development costs related to its property insurance administrative system. The Company’s net income for the first nine months of 2009 included a charge of $3.4 million after tax related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment, with substantially all of the amount incurred in the first three months of the year. Including all factors, the property and casualty combined ratio was 100.8% for the first nine months of 2010 compared to 100.9% for the same period in 2009.

Premiums written and contract deposits increased 6% compared to the third quarter of 2009, bringing year-to-date growth to 3%, driven by the current quarter increase in annuity deposit receipts. Following notably increased levels of receipts in 2009, annuity deposits received increased 18% and 8% compared to the three and nine months ended September 30, 2009, including an increase of 33% in single deposit and rollover receipts in the current quarter. Property and casualty segment premiums written were comparable to the third quarter of 2009 and increased 1% for the nine months. Total new automobile sales units and true new auto sales units for the current period were 5% and 6% less, respectively, than the first nine months of 2009. The year-to-date premium impact of the automobile new business decrease was offset primarily by growth in average premium per policy for both automobile and homeowners in 2010. Life segment insurance premiums and contract deposits decreased 1% compared to the prior year.

The Company’s book value per share was $24.69 at the end of the period, reflecting an increase of 33% compared to September 30, 2009 primarily driven by the improvement in unrealized investment gains and losses reflecting a combination of a decline in interest rates and, to a lesser degree, narrowing of credit spreads.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company's consolidated assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgements at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgements include: fair value measurements, other-than-temporary impairment of investments, goodwill, deferred policy acquisition costs for annuity and interest-

sensitive life products, liabilities for property and casualty claims and claim settlement expenses, liabilities for future policy benefits, deferred taxes and valuation of assets and liabilities related to the defined benefit pension plan.

Fair Value Measurements

The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in an orderly transaction between knowledgeable, unrelated and willing parties. Additionally, the valuation of fixed maturity securities and equity securities is more subjective when markets are less liquid due to the lack of market based inputs, which may increase the potential that the estimated fair value of an investment is not reflective of the price at which an actual transaction would occur.

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

At September 30, 2010, Level 3 invested assets comprised approximately 1.3% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments”.

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company receives prices from its investment manager and custodian bank. Fair values for the Company’s fixed maturity securities are based on prices provided by its investment manager. The prices from the custodian bank are compared to prices from the investment manager. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, sector groupings, matrix pricing, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

When the pricing sources cannot provide fair value determinations, the Company obtains non-binding price quotes from broker-dealers. The broker-dealers’ valuation methodology is sometimes matrix-based, using indicative evaluation measures and adjustments for specific security characteristics and market sentiment. The market inputs utilized in the evaluation measures and adjustments include: benchmark yield curves, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the market sector and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each price is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 92% of the portfolio was priced through pricing services or index priced as of September 30, 2010. The remainder of the portfolio was priced by broker-dealers. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, they were generally classified as Level 2 inputs. There were no significant changes to the valuation process during the first nine months of 2010.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. Equity securities where a public quotation is not available are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.

Other-than-temporary Impairment of Investments

The Company's methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the fixed maturity security, or if it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery of the amortized cost basis or if management does not expect to recover the entire cost basis of the fixed maturity security, an other-than-temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in the amortized cost basis; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost within a reasonable period of time or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, unless the Company has the intent to sell the security.

With respect to fixed income securities involving securitized financial assets -- primarily asset-backed and commercial mortgage-backed securities in the Company’s portfolio -- a significant portion of the fair values is determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

There were no events or material changes in circumstances during the nine months ended September 30, 2010 that indicated that a triggering event had occurred. Subsequent reviews of goodwill could result in impairment due to the impact of volatile financial markets on earnings, discount rate assumptions, liquidity and market capitalization (stock price).

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in financial markets is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At September 30, 2010, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

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

Liabilities for Property and Casualty Claims and Claim Settlement Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together, “loss reserves”). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company's experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of September 30, 2010. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for unpaid claims and claim settlement expenses for the property and casualty segment were as follows:

	September 30, 2010			December 31, 2009
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$74.7	$132.3	$207.0	$74.0	$133.7	$207.7
Automobile other	4.2	2.5	6.7	5.3	1.8	7.1
Homeowners	9.4	62.7	72.1	10.3	49.6	59.9
All other	3.8	19.0	22.8	5.9	20.4	26.3

Total	$92.1	$216.5	$308.6	$95.5	$205.5	$301.0

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At September 30, 2010, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the nine months ended September 30, 2010 by approximately $9.4 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at September 30, 2010.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2010	2009	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$419.0	$414.2	1.2%	$ 4.8
Involuntary and other property & casualty	3.1	2.5	24.0%	0.6

Total property & casualty	422.1	416.7	1.3%	5.4
Annuity deposits	288.7	268.1	7.7%	20.6
Life	72.0	72.9	-1.2%	(0.9)

Total	$782.8	$757.7	3.3%	$25.1

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2010	2009	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$413.7	$406.8	1.7%	$ 6.9
Involuntary and other property & casualty	2.1	1.6	31.2%	0.5

Total property & casualty	415.8	408.4	1.8%	7.4
Annuity	13.0	10.2	27.5%	2.8
Life	74.0	73.2	1.1%	0.8

Total	$502.8	$491.8	2.2%	$11.0

Compared to 2009, the Company’s premiums written and contract deposits increased $17.6 million, or 6.5%, and $25.1 million, or 3.3%, for the three and nine months ended September 30, 2010, driven by the third quarter increase in annuity deposit receipts. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 1.2%, or $4.8 million, in the first nine months of 2010, including catastrophe reinsurance premiums that were comparable to the prior year. The automobile and homeowners average written premium per policy each increased compared to the prior year, with the change in average premium for both lines somewhat moderated by the improved quality of the books of business. For the Company’s automobile and homeowners business, rate changes effective during the first nine months of 2010 averaged 7% and 10%, respectively, compared to 5% and 6%, respectively, during the same period in 2009. At September 30, 2010, there were 516,000 voluntary automobile and 256,000 homeowners policies in force, for a total of 772,000 policies, compared to a total of 790,000 policies at both December 31, 2009 and September 30, 2009.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 91.4% at September 30, 2010 compared to 91.7% at September 30, 2009. The property 12-month new and renewal policy retention rate was 88.0% at September 30, 2010 compared to 89.5% a year earlier, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written increased 0.2% ($0.6 million) compared to the first nine months of 2009. In the first nine months of 2010, the average written and earned premium per policy increased 2% compared to a year earlier. Voluntary automobile policies in force at September 30, 2010 decreased 12,000 compared to December 31, 2009 and 13,000 compared to September 30, 2009. While non-educator policies represented the larger portion of the 12 month decrease, the number of educator policies decreased approximately 1% during the current quarter.

Voluntary homeowners premium written increased 3.1% ($4.2 million) compared to the first nine months of 2009. The average written premium per policy increased 6% in the first nine months of 2010 compared to a year earlier, while average earned premium per policy increased 5%. Homeowners policies in force at September 30, 2010 decreased 6,000 compared to December 31, 2009 and 5,000 compared to September 30, 2009. While educator policies continue to represent approximately three-fourths of the homeowners business at September 30, 2010, growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat in the third quarter by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. As of September 30, 2010, approximately 2,700 of the policies in the non-renewal program have been terminated, with approximately 2,100 of those policies terminated at the customers’ request -- a favorable result that is ahead of management’s expected timing. In total, the Company’s September 30, 2010 policy count for Florida homeowners business decreased by approximately 3,500 compared to December 31, 2009. The Company’s agents will continue to work closely with customers to find coverage with other third-party companies that are continuing to underwrite property risks in Florida. While this program likely will continue to impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve underwriting results by 2012.

Following notably increased levels of receipts in 2009, annuity deposits received increased 18.0% compared to the three months ended September 30, 2009, comprised of a 33.3% increase in single deposit and rollover receipts while scheduled, flexible premium annuity deposit receipts were comparable to the prior year. For the nine months ended

September 30, 2010, total annuity deposits received increased 7.7% driven by growth in single deposit and rollover receipts. In the first nine months of 2010, new deposits to variable accounts decreased 0.8%, or $0.7 million, and new deposits to fixed accounts increased 11.5%, or $21.3 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Management continues to see benefits of being an active participant in the educator annuity market throughout the implementation of new Internal Revenue Service Section 403(b) regulations that were effective January 1, 2009. Also, management believes that educators view the Company as having a recognized brand and providing personalized advice through agents with a local presence, leading to new business growth and strong annuity business persistency.

Total annuity accumulated cash value of $3.9 billion at September 30, 2010 increased 9.2% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. At September 30, 2010, the number of annuity contracts outstanding of 178,000 was equal to December 31, 2009 and increased 0.6%, or 1,000 contracts, compared to September 30, 2009.

Variable annuity accumulated balances at September 30, 2010 reflected growth of 9.9% compared to September 30, 2009, including the positive impact of financial market performance over the 12 months. Annuity segment contract charges earned increased 27.5%, or $2.8 million, compared to the first nine months of 2009, primarily reflecting the growth in variable annuity account values.

Life segment premiums and contract deposits decreased $0.9 million, or 1.2%, compared to the first nine months of 2009. The ordinary life insurance in force lapse ratio was 5.0% for the 12 months ended September 30, 2010 compared to 5.5% for the 12 months ended September 30, 2009.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall decreases in automobile and home sales compared to a few years ago. For the first nine months of 2010, total new automobile sales units were 5.5% less than the prior year period, while true new automobile sales were 5.9% less than the same period in 2009. New homeowners sales units decreased 8.4% compared to the first nine months of 2009. The sales decreases in both lines of business were exacerbated by the Company’s underwriting actions in Florida which were initiated in 2010.

In 2009, the Company’s annuity sales levels benefitted from new IRS 403(b) regulations and increased 37.8% compared to the first nine months of 2008. Annuity sales levels in the first nine months of 2010 reflected the uncertainty in the current year regarding the impact of the economic recession on K-12 educator employment prospects. Driven by increases in single premium and rollover deposits, total annuity sales increased 32.3% for the third quarter and 2.4% for the nine months ended September 30, 2010. The Company’s new core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 8.3% and 41.8% compared to the three and nine months ended September 30, 2009, with the nine month comparison reflecting higher than typical sales levels in 2009. More than offsetting this, single premium and rollover deposits for Horace Mann annuity products increased 33.3% and 15.5% compared to the three and nine months ended September 30, 2009, respectively. Current year sales for third-party vendor annuity products, a relatively minor component of total annuity sales, increased 7.2% compared to the first nine months of 2009. Sales of Horace Mann products by the Independent Agent distribution channel increased 2.1% compared to a year earlier, a comparison also impacted by third quarter 2010 growth in single premium and rollover deposits, as well as higher than typical sales levels in 2009.

Sales of new life insurance products have been adversely impacted by current economic conditions industry wide. The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009 and 2010 have helped to moderate the current period decline in proprietary life new business levels compared to the first nine months of 2009. The current year-to-date decrease in total life sales of 9.4% was impacted by an 11.0% decrease in sales of third-party vendor products.

Combining all lines of business, the Company’s total new business sales increased slightly compared to the first nine months of 2009. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first nine months of 2010 were approximately equal to the prior year.

Distribution System

At the end of the current period, there was a combined total of 701 Exclusive Agencies and Employee Agents, compared to 716 at December 31, 2009 and 694 at September 30, 2009. At September 30, 2010, there were 387 Horace Mann Exclusive Agencies, an increase of 137 compared to December 31, 2009. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. Of the 387 Exclusive Agencies at the end of the current period, 196 were formed by previous Employee Agents and 191 were formed by new appointments. At September 30, 2010, in addition to the Exclusive Agencies, there were 314 Employee Agents. At the time of this Quarterly Report on Form 10-Q, management anticipates continued, modest growth in the combined count of Exclusive Agencies and Employee Agents in the fourth quarter of 2010 to result in a favorable prior year comparison at year-end. The Company continues its transition to its Agency Business Model and Exclusive Agent agreement.

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

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 919 authorized agents at September 30, 2010. During the first nine months of 2010, this channel generated $43.4 million in annualized new annuity sales for the Company compared to $42.6 million for the first nine months of 2009, primarily reflecting increases in single and rollover deposit business.

Net Investment Income

For the three months ended September 30, 2010, pretax investment income of $68.3 million increased 9.3%, or $5.8 million, (8.9%, or $3.8 million, after tax) compared to the prior year. Pretax investment income of $203.3 million for the nine months ended September 30, 2010 increased 12.1%, or $21.9 million, (11.9%, or $14.7 million, after tax) compared to the prior year. The increases primarily reflected growth in the size of the average investment portfolio on an amortized cost basis, as well as improvement in the average pretax yield. Average invested assets increased 6.4% over the 12 months ended September 30, 2010. The average pretax yield on the investment portfolio was 5.83% (3.95% after tax) for the first nine months of 2010, compared to a pretax yield of 5.54% (3.76% after tax) a year earlier. The Company’s investment portfolio yield for the current period reflected the positive impact of the reduced level of short-term investments in the portfolio. On an ongoing basis, management continues to evaluate opportunities to further reduce the level of short-term investments by reinvesting funds in intermediate and long term bonds.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2010, net realized investment gains (pretax) were $12.1 million compared to net realized investment gains of $11.5 million in the same period in the prior year. For the nine months, net realized investment gains (pretax) were $25.3 million in 2010 compared to net realized investment gains of $21.7 million in the prior year. The net gains in all periods were realized from ongoing investment portfolio management activity partially offset by the recording of impairment charges.

In the third quarter of 2010, pretax net realized investment gains of $12.1 million included (1) a $4.3 million credit-related impairment write-down related to one security that the Company no longer intended to hold until the value fully recovered and (2) $0.4 million of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $16.8 million of realized gains, including $0.5 million of realized gains on previously impaired securities that were disposed of during the quarter.

In the second quarter of 2010, pretax net realized investment gains of $8.3 million included (1) a $0.7 million credit-related impairment write-down related to one issuer and (2) $5.1 million of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $14.1 million of realized gains on other security disposals.

In the first quarter of 2010, pretax net realized investment gains of $4.9 million included (1) a $0.7 million credit-related impairment write-down related to securities of one issuer that the Company no longer intended to hold until the value fully recovered and (2) less than $0.1 million of realized impairment losses on securities that were disposed of during the quarter. The impairment amounts were more than offset by $5.6 million of realized gains on other security disposals, including $1.8 million of realized gains on previously impaired securities that were disposed of during the quarter.

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

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of September 30, 2010 by major asset class, including the ten largest sectors of the Company's corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to September 30, 2009, credit spreads improved across virtually all asset classes in 2010, with the Company’s investment grade corporate bond portfolio showing the most significant improvement in net unrealized gains. Some of the more highly stressed asset classes also showed improvement during the first nine months of 2010, including the Company’s commercial mortgage-backed securities portfolio and its financial institution bond and preferred stock holdings. However, the persisting uncertainty and resultant volatility in the financial markets continued to have an adverse effect on the fair value of certain investments, with the Company’s commercial mortgage-backed securities continuing to be the most impacted.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain (Loss)
Corporate bonds
Banking and Finance	54	$ 355.0	$ 328.8	$ 26.2
Utilities	48	324.3	284.8	39.5
Energy	43	195.1	172.0	23.1
Insurance	22	119.2	104.6	14.6
Health Care	32	109.5	97.8	11.7
Metal and Mining	14	93.7	86.2	7.5
Telecommunications	24	83.6	73.0	10.6
Broadcasting and Media	16	74.9	64.4	10.5
Transportation	13	65.0	59.4	5.6
Technology	19	64.5	57.2	7.3
All Other Corporates (1)	131	476.1	429.0	47.1

Total corporate bonds	416	1,960.9	1,757.2	203.7
Mortgage-backed securities
U.S. government and federally sponsored agencies	339	504.2	467.0	37.2
Commercial	105	286.6	297.8	(11.2)
Other	14	16.4	15.3	1.1
Municipal bonds	297	1,011.7	939.0	72.7
Government bonds
U.S.	8	560.1	533.1	27.0
Foreign	7	47.1	43.0	4.1
Collateralized debt obligations (2)	12	32.4	31.4	1.0
Asset-backed securities	88	347.2	326.4	20.8

Total fixed maturity securities	1,286	$4,766.6	$4,410.2	$356.4

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	14	$ 30.4	$ 29.2	$ 1.2
Insurance	8	8.9	7.9	1.0
Real Estate	2	5.7	5.0	0.7
Utilities	4	5.2	5.0	0.2
U.S. federally sponsored agencies	2	*	*	*
Common stocks
Cable	3	1.1	0.7	0.4
Technology and other	2	0.6	*	0.6

Total equity securities	35	$ 51.9	$ 47.8	$ 4.1

Total	1,321	$4,818.5	$4,458.0	$360.5

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Natural gas, real estate, miscellaneous, cable, food and beverage, and automobiles represented $269.2 million of fair value at September 30, 2010, with the remaining 13 classifications each representing less than $36 million.

(2)

Based on fair value, 76.0% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2010.

At September 30, 2010, the Company’s diversified fixed maturity securities portfolio consisted of 1,532 investment positions, issued by 1,286 entities, and totaled approximately $4.8 billion in fair value. This portfolio was 94.2% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2010, 94.1% of these combined portfolios were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

	Percent of Portfolio Fair Value		September 30, 2010
	September 30, 2010	December 31, 2009	Fair Value	Amortized Cost or Cost
Rating (1)
Fixed maturity securities
AAA	33.2%	32.8%	$1,585.9	$1,475.4
AA	14.0	14.3	666.3	614.9
A	23.0	26.2	1,096.6	984.8
BBB	24.0	21.5	1,145.1	1,046.1
BB	3.0	3.2	141.0	158.0
B	2.3	1.9	108.2	108.6
CCC or lower	0.2	0.1	8.0	7.5
Not rated (2)	0.3	-	15.5	14.9
Total fixed maturity securities	100.0%	100.0%	$4,766.6	$4,410.2
Equity securities
AAA	-%	10.1%	$ -	$ -
AA	-	-	-	-
A	25.2	27.5	13.1	13.6
BBB	50.7	44.0	26.3	26.3
BB	20.8	15.4	10.8	7.2
B	-	-	-	-
CCC or lower	-	0.2	-	-
Not rated (3)	3.3	2.8	1.7	0.7
Total equity securities	100.0%	100.0%	$ 51.9	$ 47.8

Total			$4,818.5	$4,458.0

(1)

Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(2)	Included in this category is $7.9 million fair value of private placement securities not rated by either S&P or Moody’s.
(3)	This category represents common stocks that are not rated by either S&P or Moody’s.

At September 30, 2010, the Company had limited exposure to subprime and “Alt-A” mortgage loans. The Company had two subprime securities with a fair value of $0.2 million, which was equal to amortized cost, at September 30, 2010. The “Alt-A” mortgage loan exposure was comprised of one security, vintage year 2004, with a total fair value of approximately $0.3 million, which was equal to amortized cost at September 30, 2010.

At September 30, 2010, the Company had $286.6 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with gross unrealized losses of $34.2 million and a net unrealized loss of $11.2 million. Compared to June 30, 2010, March 31, 2010 and December 31, 2009, this net unrealized loss improved significantly, resulting in an overall fair value to amortized cost ratio of 96% at September 30, 2010, compared to 92% at June 30, 2010, 85% at March 31, 2010 and 80% at December 31, 2009. As a result of security disposals during the second quarter of 2010, the Company reduced its exposure to conduit/fusion CMBS securities by $57 million of amortized cost, or 31%, resulting in a net realized loss of $3 million. While CMBS spreads have continued to improve, the spreads remained wide for lower-rated CMBS securities at September 30, 2010. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in ratings downgrades within the CMBS portfolio. At September 30, 2010, the Company’s CMBS portfolio was 87% investment grade, with an overall credit rating of A, and well diversified by property type, geography and sponsor.

To evaluate the CMBS portfolio, the Company uses an estimate of future cash flows expected to be collected. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. Information includes, but is not limited to, debt-servicing, missed refinancing opportunities and geography. Loan level characteristics such as issuer, payment terms, property type, and economic outlook are also utilized in financial models, along with historical performance, to estimate or measure the loan’s propensity to default. Additionally, financial models take into account loan age, lease rollovers, rent volatilities, vacancy rates and exposure to refinancing as additional drivers of default. For transactions where loan level data is not available, financial models use a proxy based on the collateral characteristics. Loss severity is a function of multiple factors including, but not limited to, the unpaid balance, interest rate, assessed property value at origination, change in property valuation and loan-to-value ratio at origination. Cost of capital rates and debt service ratios are also considered. The cash flows generated by the collateral securing these securities are estimated using these default and loss severity assumptions. These collateral cash flows are then utilized, along with consideration for the issue’s position in the overall structure, to estimate the cash flows associated with the commercial mortgage-backed security held by the Company.

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	September 30, 2010			December 31, 2009
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	33	$ 92.4	$ 13.2	52	$104.3	$ (3.7)
AA	29	82.2	5.0	25	68.7	(9.1)
A	21	55.2	1.5	32	65.1	(28.1)
BBB	8	19.1	(6.3)	11	16.5	(7.1)
BB and below	14	37.7	(24.6)	7	12.8	(19.5)
Total	105	$286.6	$(11.2)	127	$267.4	$(67.5)

Vintage
2003 and prior	9	$ 14.8	$ 0.6	14	$ 18.2	$ (1.4)
2004	10	15.3	(0.1)	12	14.9	(3.9)
2005	18	53.9	(22.5)	36	67.5	(45.0)
2006	23	44.3	(6.9)	26	43.9	(13.7)
2007	20	57.1	6.0	18	41.0	(0.7)
2008	12	35.0	4.9	13	42.3	(2.2)
2009	7	41.5	5.5	8	39.6	(0.6)
2010	6	24.7	1.3	-	-	-
Total	105	$286.6	$(11.2)	127	$267.4	$(67.5)

Property type
Conduit/Fusion	45	$ 93.6	$(28.7)	77	$126.7	$(62.4)
Military housing	24	88.4	4.9	16	54.4	(5.4)
GNMA project loans	25	70.9	10.1	21	52.3	(0.4)
Cell tower	5	21.0	1.8	7	25.2	2.0
Timber	4	8.6	0.9	3	4.8	*
Single borrower	2	4.1	(0.2)	3	4.0	(1.3)
Total	105	$286.6	$(11.2)	127	$267.4	$(67.5)

*	Less than $0.1 million.

At September 30, 2010, the Company had $385.4 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $27.4 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention and credit enhancement programs during the recent recession.

At September 30, 2010, the Company had $1,011.7 million fair value invested in municipal bonds with a net unrealized gain of $72.7 million. Approximately 62% of the municipal bonds are tax-exempt and 69% are revenue bonds. The overall credit quality of these securities was AA, with approximately 40% of the value insured at September 30, 2010. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA- at September 30, 2010.

At September 30, 2010, the fixed maturity securities and equity securities portfolios had a combined $48.7 million pretax of gross unrealized losses related to 131 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at September 30, 2010, including the length of time that the securities continuously have been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of September 30, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	15	$48.7	$ 49.4	$ (0.7)
4 through 6 months	5	8.6	9.0	(0.4)
7 through 9 months	-	-	-	-
10 through 12 months	4	28.8	29.5	(0.7)
13 through 24 months	6	6.9	8.0	(1.1)
25 through 36 months	23	50.2	54.0	(3.8)
37 through 48 months	18	69.0	80.1	(11.1)
Greater than 48 months	2	7.6	8.6	(1.0)

Total	73	$219.8	$238.6	$(18.8)

Non-investment grade
3 Months or less	3	$1.3	$ 1.3	$ *
4 through 6 months	4	3.3	3.3	*
7 through 9 months	1	10.5	10.9	(0.4)
10 through 12 months	-	-	-	-
13 through 24 months	3	4.8	5.5	(0.7)
25 through 36 months	10	16.7	17.8	(1.1)
37 through 48 months	18	38.0	63.2	(25.2)
Greater than 48 months	3	3.5	3.7	(0.2)

Total	42	$78.1	$105.7	$(27.6)

Not rated	-	-	-	-

Total fixed maturity securities	115	$297.9	$344.3	$(46.4)

Equity Securities (1)
Investment grade
3 Months or less	-	$-	$ -	$ -
4 through 6 months	1	0.8	0.8	*
7 through 9 months	-	-	-	-
10 through 12 months	-	-	-	-
13 through 24 months	1	3.4	3.7	(0.3)
25 through 36 months	8	9.4	10.7	(1.3)
37 through 48 months	2	2.2	2.9	(0.7)
Greater than 48 months	-	-	-	-

Total	12	15.8	18.1	(2.3)
Non-investment grade
3 months or less	1	*	*	*
4 through 6 months	1	*	*	*
Greater than 6 months	-	-	-	-
Not rated, all 3 months or less	2	0.1	0.1	*

Total equity securities	16	$15.9	$ 18.2	$ (2.3)

Total fixed maturity securities and equity securities	131	$313.8	$362.5	$(48.7)

*	Less than $0.1 million.
(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 25 were trading below 80% of book value at September 30, 2010 and were not considered other-than-temporarily impaired. The table below provides additional information regarding these securities. These positions included structured securities, preferred stock (both fixed maturity securities and equity securities in nature), and below investment grade bonds.

Investment Positions With Fair Value Below 80% of Amortized Cost or Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of September 30, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	1	$ 0.7	$ 0.9	$ (0.2)
4 through 6 months	1	1.4	1.8	(0.4)
7 through 9 months	-	-	-	-
10 through 12 months	-	-	-	-
13 through 24 months	1	0.8	1.4	(0.6)
25 through 36 months	5	17.8	26.9	(9.1)
Greater than 36 months	-	-	-	-
Total	8	$20.7	$31.0	$(10.3)
Non-investment grade
3 Months or less	1	$ 1.2	$ 1.5	$ (0.3)
4 through 6 months	1	0.1	0.1	*
7 through 9 months	1	0.3	0.4	(0.1)
10 through 12 months	-	-	-	-
13 through 24 months	-	-	-	-
25 through 36 months	10	26.2	50.7	(24.5)
Greater than 36 months	-	-	-	-
Total	13	$27.8	$52.7	$(24.9)
Not rated	-	-	-	-
Total fixed maturity securities	21	$48.5	$83.7	$(35.2)

Equity Securities (1)
Investment grade
3 Months or less	-	$ -	$ -	$ -
4 through 6 months	1	2.5	3.3	(0.8)
7 through 24 months	-	-	-	-
25 through 36 months	1	1.2	1.9	(0.7)
Greater than 36 months	-	-	-	-
Non-investment grade	-	-	-	-
Not rated, all 3 months or less	2	0.1	0.1	*
Total equity securities	4	$ 3.8	$ 5.3	$ (1.5)

Total fixed maturity securities and equity securities	25	$52.3	$89.0	$(36.7)

*	Less than $0.1 million.
(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

The 25 securities with fair values below 80% of book value at September 30, 2010 represented approximately 1.0% of the Company’s total investment portfolio at fair value. Of the total securities trading below 80% of book value, 5 securities had fair values less than 50% of book value, representing 0.1% of the Company’s total investment portfolio, with a pretax unrealized loss of $10.6 million. Commercial mortgage-backed securities represented $10.1 million of the pretax unrealized loss from securities with fair value less than 50% of book value at September 30, 2010.

While the credit markets and credit spreads continued to improve across virtually all asset classes in the first nine months of 2010, contributing to the continued improvement in the Company’s gross unrealized loss position, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain asset classes and securities. The Company’s commercial mortgage-backed securities continue to be the most impacted. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at September 30, 2010.

The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2010 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2010. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

The following table provides information regarding the fixed maturity securities and equity securities that were trading below 80% of book value at December 31, 2009.

Investment Positions With Fair Value Below 80% of Amortized Cost or Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2009

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	12	$ 16.5	$ 21.6	$ (5.1)
4 through 6 months	-	-	-	-
7 through 9 months	2	1.9	2.7	(0.8)
10 through 12 months	2	3.7	4.9	(1.2)
13 through 24 months	25	50.7	90.2	(39.5)
Greater than 24 months	-	-	-	-

Total	41	$ 72.8	$119.4	$(46.6)

Non-investment grade
3 Months or less	4	$ 4.0	$ 5.2	$ (1.2)
4 through 6 months	-	-	-	-
7 through 9 months	-	-	-	-
10 through 12 months	3	4.3	7.1	(2.8)
13 through 24 months	8	14.3	37.4	(23.1)
Greater than 24 months	-	-	-	-

Total	15	$ 22.6	$ 49.7	$(27.1)

Not rated	-	-	-	-

Total fixed maturity securities	56	$ 95.4	$169.1	$(73.7)

Equity Securities (1)
Investment grade
9 Months or less	-	-	-	-
10 through 12 months	1	$ 2.8	$ 3.7	$ (0.9)
13 through 24 months	3	3.8	5.7	(1.9)
Greater than 24 months	-	-	-	-
Non-investment grade	-	-	-	-
Not rated	-	-	-	-

Total equity securities	4	$ 6.6	$ 9.4	$ (2.8)

Total fixed maturity securities and equity securities	60	$102.0	$178.5	$(76.5)

(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Change From Prior Year
	2010	2009	Percent	Amount

Property and casualty	$313.9	$309.2	1.5%	$4.7
Annuity	1.2	(0.7)	N.M.	1.9
Life	41.1	40.1	2.5%	1.0

Total	$356.2	$348.6	2.2%	$7.6

Property and casualty catastrophe losses, included above (1)	$ 40.5	$ 31.9	27.0%	$8.6

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended September 30,
	2010	2009
Incurred claims and claim expenses:
Claims occurring in the current year	$328.5	$317.5
Decrease in estimated reserves for claims occurring in prior years (2)	(14.6)	(8.3)

Total claims and claim expenses incurred	$313.9	$309.2

Property and casualty loss ratio:
Total	75.5%	75.7%
Effect of catastrophe costs, included above (1)	9.8%	7.8%
N.M. - Not meaningful.
(1) Property and casualty catastrophe losses were incurred as follows:
	2010	2009
Three months ended
March 31	$ 6.8	$ 4.5
June 30	16.2	15.1
September 30 (a)	17.5	12.3

Total year-to-date	$ 40.5	$ 31.9

(a)

The three months ended September 30, 2010 included unfavorable reserve development for catastrophes occurring in the first half of 2010 as follows: first quarter $1.2 million; second quarter $6.3 million.

(2)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2010	2009
Three months ended
March 31	$(4.5)	$(3.4)
June 30	(2.8)	(2.1)
September 30	(7.3)	(2.8)

Total year-to-date	$(14.6)	$(8.3)

For the three months ended September 30, 2010, the Company’s benefits, claims and settlement expenses of $124.9 million increased 1.9%, or $2.3 million, compared to the prior year. The change reflected favorable voluntary automobile loss experience and a decrease in life mortality costs, more than offset by increases in homeowners losses due to catastrophe and non-catastrophe weather-related losses and sinkhole losses, as well as the changes in the annuity guaranteed minimum death benefit reserves for the respective periods. For the third quarter of 2010, incurred catastrophe losses included $7.5 million of unfavorable development for catastrophes occurring in the first six months of 2010, primarily from second quarter storms in the Midwest -- several of which occurred in June.

For the nine months ended September 30, 2010, the Company’s benefits, claims and settlement expenses increased $7.6 million, or 2.2%, compared to the prior year, primarily reflecting increases in property and casualty catastrophe losses and Florida sinkhole losses and an increase in life mortality costs, partially offset by favorable voluntary automobile loss experience for both the current and prior accident years.

For the first nine months of 2010, the favorable development of prior years’ property and casualty reserves of $14.6 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2009 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior.

In the first nine months of 2009, favorable development of prior years’ property and casualty reserves of $8.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2006 and prior.

For the nine months ended September 30, 2010, the voluntary automobile loss ratio of 66.8% decreased by 4.1 percentage points compared to the same period a year earlier, including a 1.4 percentage point decrease due to the higher level of favorable development of prior years’ reserves in the current period, partially offset by a 0.2 percentage point increase in the impact of catastrophe losses for this line of business. The homeowners loss ratio of 93.2% for the nine months ended September 30, 2010 increased 7.2 percentage points compared to a year earlier, including a 5.2 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 28.1 percentage points of the homeowners loss ratio for the current period compared to 22.9 percentage points for the prior year. The homeowners loss ratio also reflected an increase in large property losses, primarily sinkhole claims in Florida. Excluding claim settlement expenses, Florida sinkhole losses incurred in the three and nine months ended September 30, 2010 of $6.9 million and $14.9 million, respectively, were somewhat higher than the Company’s experience in the last two quarters of 2009; and, they exceeded the $5.0 million and $7.8 million incurred in the three and nine months ended September 30, 2009. In addition to the above factors, the loss ratios in 2009 included costs of consolidating the Company’s claims offices. For total property and casualty, the $3.7 million of claims office consolidation costs incurred in the first nine months of 2009 represented 0.9 percentage points of the loss ratio for the period -- 1.1 percentage points for voluntary automobile and 0.5 percentage points for homeowners.

For the annuity segment, benefits in the first nine months of 2010 increased compared to the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.5 million at September 30, 2010, compared to $0.5 million at December 31, 2009 and $0.6 million at September 30, 2009. The changes in this reserve in both the current period and 2009 reflected the impact of financial markets performance.

For the life segment, benefits in the current nine months increased $1.0 million compared to a year earlier, primarily reflecting an increase in mortality costs in the current year-to-date period, moderated by favorable mortality experience in the third quarter of 2010.

Interest Credited to Policyholders

	Nine Months Ended September 30,		Change From Prior Year
	2010	2009	Percent	Amount

Annuity	$ 78.7	$ 74.1	6.2%	$4.6
Life	30.2	29.4	2.7%	0.8

Total	$108.9	$103.5	5.2%	$5.4

For the three months ended September 30, 2010, interest credited of $37.1 million increased 5.1%, or $1.8 million, compared to the same period in 2009, consistent with the percentage increase reflected for the nine months.

Compared to the first nine months of 2009, the current year increase in annuity segment interest credited reflected an 8.6% increase in average accumulated fixed deposits, partially offset by a 9 basis point decline in the average annual interest rate credited to 4.17%. Life insurance interest credited increased as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the nine months ended September 30, 2010 and 2009 were 198 basis points and 160 basis points, respectively. The annuity net interest spread increased 38 basis points compared to the first nine months of 2009, reflecting improvements in the Company’s investment portfolio yields. The Company’s investment portfolio yield for the current period reflected the positive impact of the reduced level of short-term investments in the portfolio. On an ongoing basis, management continues to evaluate opportunities to further reduce the level of short-term investments by reinvesting funds in intermediate and long term bonds.

As of September 30, 2010, fixed annuity account values totaled $2.7 billion, including $2.4 billion of deferred annuities. Of the deferred annuity account values, 27% had minimum guaranteed interest rates of 3% or lower while 64% had minimum guaranteed rates of 4.5% or greater. For $1.8 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $20.2 million for the three months ended September 30, 2010 compared to $18.1 million for the same period in 2009. Of the $2.1 million increase between the quarterly periods, $0.6 million was due to the change in impacts of the evaluations of annuity deferred policy acquisition costs.

Amortized policy acquisition expenses were $66.1 million for the first nine months of 2010 compared to $60.2 million for the same period in 2009. For the nine months ended September 30, 2010, the evaluation of annuity deferred policy acquisition costs resulted in an increase in amortization of $0.9 million, primarily due to the impact of investment gains related to this segment recognized in the nine months ended September 30, 2010. This compares to a decrease in amortization of $0.8 million from a similar evaluation at September 30, 2009, which primarily reflected the impact of financial market performance more than offsetting the impact of investment gains related to this segment recognized during the period. For the life segment, the September 30, 2010 evaluation of deferred policy acquisition costs resulted in a $0.4 million increase in amortization compared to a $0.2 million increase recorded as a result of the September 30, 2009 evaluation.

Operating Expenses

For the three months ended September 30, 2010, operating expenses increased 3.4%, or $1.2 million, compared to the third quarter of 2009, including a current period charge of $2.2 million to write off software development costs related to the Company’s property insurance administrative system. This charge was borne by the property and casualty segment and represented 1.6 percentage points of that segment’s expense ratio for the third quarter of 2010.

For the first nine months of 2010, operating expenses decreased 1.3%, or $1.4 million, compared to the prior year. The expense decrease was primarily due to a reduction in marketing expenses in the current period, compared to significant strategic distribution initiative investments made in the prior year. This expense reduction was partially offset by the third quarter 2010 charge to write off software development costs described above, which represented 0.5 percentage points of the property and casualty segment’s expense ratio for the first nine months of 2010. The property and casualty expense ratio of 25.3% for the nine months ended September 30, 2010 increased 0.1 percentage point compared to the prior year, reflecting the items above impacting the total Company. In 2009, the majority of the costs related to investments in distribution initiatives were attributed to the property and casualty segment.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the nine months ended September 30, 2009, completing the amortization of the value of life business acquired in the 1989 acquisition of the Company.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 27.7% and 29.6% for the nine months ended September 30, 2010 and 2009, respectively. In the second quarter of 2010, the Company recorded a $1.4 million reduction in its liability for uncertain tax positions, which benefitted the annuity segment. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.0 and 7.1 percentage points for the nine months ended September 30, 2010 and 2009, respectively.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

In the second quarter of 2010, the Internal Revenue Service published guidance regarding separate account (variable annuity) dividend received deductions for life insurance companies in which they advised (1) they would concede appeals related to the issue and not raise the issue on audit unless the taxpayer changed its methodology for computing the deduction, and (2) any changes in law regarding this deduction would be effective prospectively. As a result, the Company believes this issue is no longer an uncertain tax position and recorded a reduction of $1.4 million in the uncertain tax position liability related to the separate account dividend received deduction in the second quarter of 2010.

At September 30, 2010, the Company had federal income tax returns for the 2007 through 2009 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $0.2 million of uncertain tax position liabilities including interest related to all open tax years as of September 30, 2010.

Net Income

For the three months ended September 30, 2010, the Company’s net income of $20.1 million represented an increase of $0.8 million compared to the prior year, led by significantly improved results in the annuity and life segments, which more than offset the decreased net income in the property and casualty segment. Annuity segment net income increased $1.2 million compared to the third quarter of 2009, including notable improvements in the interest margin and contract charges and fees. Life segment net income increased $1.1 million compared to a year earlier, reflecting growth in investment income and a decrease in mortality costs compared to the third quarter of 2009. Property and casualty segment earnings decreased $2.3 million compared to a year earlier, due to a significant level of third quarter catastrophe and non-catastrophe weather-related losses, as well as an increase in Florida sinkhole claims. Improvement in the voluntary automobile current accident year loss ratio partially offset the unfavorable property results. In addition, compared to the third quarter of 2009, net income in the current period increased by $2.9 million after tax due to an increase in the level of favorable prior years’ property and casualty reserve development. After-tax net realized investment gains increased by $0.3 million between periods.

For the nine months ended September 30, 2010, the Company’s net income of $65.7 million represented an increase of $14.4 million compared to the prior year due to net income growth in each of the Company’s reporting segments. After-tax net realized investment gains increased by $2.3 million between periods. Annuity segment net income increased $7.9 million compared to the first nine months of 2009, largely reflecting current year improvements in the interest margin and contract charges and fees, and also benefitting from the second quarter 2010 $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income increased $2.8 million compared to a year earlier, primarily due to growth in investment income which more than offset an increase in mortality costs for the nine months. For the property and casualty segment, net income growth of $1.2 million reflected favorable current accident year underwriting results in the voluntary automobile line. In addition, compared to the first nine months of 2009, net income in the current period increased by $4.1 million due to an increase in the level of favorable prior years’ property and casualty reserve development. Catastrophe costs increased $5.6 million after tax compared to the prior year. Net income in the current period also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida. The property and casualty segment net income for the three and nine months ended September 30, 2010 included a charge of $1.5 million after tax to write off software development costs related to its property insurance administrative system. The Company’s net income for the first nine months of 2009 included a charge of $3.4 million after tax related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment, with substantially all of the amount incurred in the first three months of the year. Including all factors, the property and casualty combined ratio was 100.8% for the first nine months of 2010 compared to 100.9% for the same period in 2009.

Net income by segment and net income per share were as follows:

	Nine Months Ended September 30,		Change From Prior Year
	2010	2009	Percent	Amount
Analysis of net income by segment:
Property and casualty	$ 21.0	$ 19.8	6.1%	$ 1.2
Annuity	22.7	14.8	53.4%	7.9
Life	15.7	12.9	21.7%	2.8
Corporate and other (1)	6.3	3.8	65.8%	2.5
Net income	$ 65.7	$ 51.3	28.1%	$14.4

Effect of catastrophe costs, after tax, included above	$(26.3)	$(20.7)	27.1%	$ (5.6)
Effect of realized investment gains, after tax, included above	$ 16.3	$ 14.0	16.4%	$ 2.3

Diluted:
Net income per share	$ 1.61	$ 1.27	26.8%	$0.34
Weighted average number of shares and equivalent shares (in millions)	40.9	40.6	0.7%	0.3

Property and casualty combined ratio:
Total	100.8%	100.9%	N.M.	-0.1%
Effect of catastrophe costs, included above	9.8%	7.8%	N.M.	2.0%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the nine months ended September 30, 2010, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, the current period increase in net income, compared to the first nine months of 2009, was due to the increase in net realized investment gains in 2010.

Return on average shareholders’ equity based on net income was 11% and 14% for the trailing 12 months ended September 30, 2010 and 2009, respectively.

The accounting guidance adopted by the Company effective January 1, 2010 and July 1, 2010 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards”. The adoptions did not have a material effect on the results of operations or financial position of the Company.

Outlook for 2010

At the time of this Quarterly Report on Form 10-Q, management estimates that 2010 full year net income before realized investment gains and losses will be within a range of $1.55 to $1.65 per diluted share, a reduction compared to the previously estimated range of $1.65 to $1.85 per diluted share. The current projection anticipates for the fourth quarter of 2010: for the property and casualty segment, a normal level of weather-related losses and a continuing high level of property sinkhole losses in Florida; for the annuity segment, continued strong fixed annuity spreads and moderate appreciation in the financial markets; for the life segment, continued growth in investment income and more normal mortality levels; and a total charge of approximately $1.8 million pretax due to expense acceleration related to the retirement of the former Chief Executive Officer. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2010 and 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2010, net cash provided by operating activities decreased modestly compared to the same period in 2009, including an increase in federal income tax payments in the current period.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2010 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $64 million, of which $20.0 million was paid during the nine months ended September 30, 2010. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first nine months of 2010. For the nine months ended September 30, 2010, receipts from annuity contracts increased $20.6 million, or 7.7%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. Annuity contract benefits and withdrawals increased modestly compared to the prior year. Cash value retentions for variable and fixed annuity options were 93.4% and 94.6%, respectively, for the 12 month period ended September 30, 2010. Net transfers to variable annuity accumulated cash values decreased $6.0 million, or 10.6%, compared to the prior year.

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

The total capital of the Company was $1,211.6 million at September 30, 2010, including $199.7 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 23.9% of total capital excluding unrealized investment gains and losses (19.6% including unrealized investment gains and losses) at September 30, 2010, which was within a range consistent with the Company’s long-term target of 25% and with the Company’s debt ratings assigned as of September 30, 2010.

Shareholders’ equity was $973.9 million at September 30, 2010, including a net unrealized gain in the Company’s investment portfolio of $216.9 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $701.3 million and $17.78, respectively, at September 30, 2010. Book value per share was $24.69 at September 30, 2010 ($19.19 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2010 is included in “Results of Operations -- Net Realized Investment Gains and Losses”.

As of September 30, 2010, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Senior Notes due 2015 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best Company, Inc. (“A.M. Best”) (bbb-). See also “Financial Ratings”. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2010, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The Senior Notes due 2016 have an investment grade rating from S&P (BBB), Moody’s (Baa3), and A.M. Best (bbb-). See also “Financial Ratings”. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2010, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, or 0.9%, at September 30, 2010). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at September 30, 2010. During the nine months ended September 30, 2010, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

Total shareholder dividends were $9.8 million for the nine months ended September 30, 2010. In March, May and September 2010, the Board of Directors announced regular quarterly dividends of $0.08 per share.

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

In January 2010, S&P affirmed the Company’s ratings and revised its outlook for those ratings from negative to stable citing the significantly improved performance of the Company’s relatively conservative investment portfolio in 2009 and the stabilizing effect of strong life and annuity operating results on the Company’s overall profitability, as well as S&P’s expectations of improvements in the property and casualty segment’s results. Assigned ratings as of October 31, 2010 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The ratings were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
As of October 31, 2010
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

Recent Accounting Changes

Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and will be applied prospectively upon adoption. Management is currently assessing the impact that the adoption of this accounting guidance will have on the results of operations and financial position of the Company.

Investments Held Through Separate Accounts

In April 2010, the FASB issued accounting guidance to address how investments held through the separate accounts of an insurance entity affect the consolidation analysis. The guidance clarifies that an insurance entity should not consider any separate account interests held for the benefit of policyholders in an investment to be the insurer’s interest and those interests should not be combined with an insurer’s general account interests when assessing the investment for consolidation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Patient Protection and Affordable Care Act

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act, as Amended (the “Act”), which makes extensive changes to the current system of health care insurance and benefits. Although many of the provisions of the Act did not take effect immediately, there are various provisions in the law that could have current accounting consequences. Provisions of the Act eliminate future tax deductions of certain expenditures which were reimbursed under the Medicare Part D retiree drug subsidy program. Elimination of this tax deduction will not have an effect on the results of operations or financial position of the Company, because the Company does not provide pharmacy benefits to Medicare eligible retirees and, as a result, does not participate in the federal retiree drug subsidy program. Management will continue to assess other provisions of the Act to determine whether they will have a material effect on the results of operations or financial position of the Company.

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

While the financial markets and certain sectors of the economy have shown improvement over recent quarters, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs have taken place and it is possible that additional layoffs will occur during the 2010-2011 school year. Similar to others in the insurance industry, the Company has experienced pressure on new business levels. And, the Company has had an increase in the number of customers who have suspended new deposits into their existing annuity contracts, perhaps largely due to their own personal employment and economic uncertainty. However, despite the economic headwinds, as of the time of this Quarterly Report on Form 10-Q, the Company’s business retention, including retention of annuity accumulated values, remains strong; the level of annuity scheduled deposit suspension has moderated; and total annuity net fund flows continue to be positive in the current year, as they were throughout 2008 and 2009.

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

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2010 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5:    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2010 which has not been filed with the SEC.

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

10.11*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated October 6, 2010, filed with the SEC on October 8, 2010.

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

10.17(a)*

Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 5, 2010	/s/ Peter H. Heckman

Peter H. Heckman
President and Chief Executive Officer

Date	November 5, 2010	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	November 5, 2010	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2010

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.11*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated October 6, 2010, filed with the SEC on October 8, 2010.

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

10.17(a)*

Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

Exhibit No.		Description

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

