Form 10-K
period 2010-12-31
HORACE MANN EDUCATORS CORP /DE/
filed 2011-02-28
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes      No  X

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

Large accelerated filer      Accelerated filer  X  Non-accelerated filer      Smaller reporting company

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Act. Yes      No  X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant based on the closing price of the registrant’s Common Stock on the New York Stock Exchange and the shares outstanding on June 30, 2010, was $602.8 million.

As of February 15, 2011, 39,769,585 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding, net of 21,813,196 shares of treasury stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part II Item 5 and Part III Items 10, 11, 12, 13 and 14 of Form 10-K as specified in those Items and will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

HORACE MANN EDUCATORS CORPORATION

FORM 10-K

YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.    Business

Forward-looking Information

It is important to note that the Company’s actual results could differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained in “Item 1A. Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Forward-looking Information”.

Overview and Available Information

Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) is an insurance holding company incorporated in Delaware. Through its subsidiaries, HMEC markets and underwrites personal lines of property and casualty (primarily private passenger automobile and homeowners) insurance, retirement annuities (primarily tax-qualified products) and life insurance in the United States of America (“U.S.”). HMEC’s principal insurance subsidiaries are Horace Mann Life Insurance Company (“HMLIC”), Horace Mann Insurance Company (“HMIC”), Horace Mann Property & Casualty Insurance Company (“HMPCIC”) and Teachers Insurance Company (“TIC”), each of which is an Illinois corporation, and Horace Mann Lloyds (“HM Lloyds”), an insurance company domiciled in Texas.

Founded by Educators for Educators®, the Company markets its products primarily to K-12 teachers, administrators and other employees of public schools and their families. The Company’s nearly one million customers typically have moderate annual incomes, with many belonging to two-income households. Their financial planning tends to focus on retirement, security, savings and primary insurance needs. Management believes that Horace Mann is the largest national multiline insurance company focused on the nation’s educators as its primary market.

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

The Company’s insurance premiums written and contract deposits for the year ended December 31, 2010 were $1.1 billion and net income was $80.9 million. The Company’s total assets were $7.0 billion at December 31, 2010. The Company’s investment portfolio had an aggregate fair value of $5.1 billion at December 31, 2010. Investments consist principally of investment grade, publicly traded fixed maturity securities.

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, annuity products, and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. The property and casualty, annuity, and life segments accounted for 53%, 38% and 9%, respectively, of the Company’s insurance premiums written and contract deposits for the year ended December 31, 2010.

The Company is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company’s 403(b) tax-qualified annuities are voluntarily purchased by individuals employed by public school systems or other tax-exempt organizations through the employee benefit plans of those entities. The Company has 403(b) payroll reduction capabilities approved by approximately one-third of the 15,400 school districts in the U.S.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and all amendments to those reports are available free of charge through the Investors section of the Company’s Internet website, www.horacemann.com, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The EDGAR filings of such reports are also available at the SEC’s website, www.sec.gov.

Also available in the Investors section of the Company’s website are its corporate governance principles, code of conduct and code of ethics as well as the charters of the Board’s Audit Committee, Compensation Committee, Executive Committee, Investment and Finance Committee, and Nominating and Governance Committee.

On June 18, 2010, the Chief Executive Officer of HMEC timely submitted the Annual Section 12(a) CEO Certification to the New York Stock Exchange (“NYSE”) without any qualifications. The Company filed with the SEC, as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2009, the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act.

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

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following consolidated statement of operations and balance sheet data have been derived from the consolidated financial statements of the Company, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements of the Company for each of the years in the five-year period ended December 31, 2010 have been audited by KPMG LLP, an independent registered public accounting firm. The following selected historical consolidated financial data should be read in conjunction with the consolidated financial statements of HMEC and its subsidiaries and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2010		2009		2008		2007		2006
	(Dollars in millions, except per share data)
Statement of Operations Data:
Insurance premiums and contract charges earned	$672.7		$659.6		$658.5		$654.3		$653.9
Net investment income	272.1		246.8		230.3		223.8		209.0
Realized investment gains (losses)	23.8		26.3		(63.9)		(3.4)		10.9
Total revenues	974.8		937.4		834.8		887.0		885.8
Amortization of intangible assets (1)	-		0.2		5.3		5.4		6.1
Interest expense	14.0		14.0		14.5		14.1		13.1
Income before income taxes	111.3		103.5		0.2		117.1		140.3
Net income (2)	80.9		73.5		10.9		82.8		98.7
Ratio of earnings to fixed charges (3)	1.7	x	1.7	x	1.0	x	1.8	x	2.0	x

Per Share Data (4):
Net income per share:
Basic	$2.05		$1.88		$0.27		$1.92		$2.29
Diluted	$1.97		$1.81		$0.27		$1.86		$2.19
Shares of Common Stock (in millions):
Weighted average - basic	39.3		39.2		39.8		43.1		43.0
Weighted average - diluted	41.0		40.5		40.6		44.6		45.8
Ending outstanding	39.7		39.2		39.1		42.2		43.1
Cash dividends per share	$0.3500		$0.2375		$0.3675		$0.4200		$0.4200
Book value per share	$22.19		$18.36		$11.49		$16.41		$15.25

Balance Sheet Data, at Year End:
Total investments	$5,073.6		$4,574.6		$3,901.8		$4,180.3		$4,302.2
Total assets	7,005.5		6,343.1		5,507.7		6,259.3		6,329.7
Total policy liabilities	4,068.7		3,794.6		3,563.2		3,383.3		3,301.4
Short-term debt	38.0		38.0		38.0		-		-
Long-term debt	199.7		199.6		199.5		199.5		232.0
Total shareholders’ equity	880.0		719.5		448.8		693.3		657.1

Segment Information (5):
Insurance premiums written and contract deposits
Property and casualty	$557.1		$553.5		$545.9		$535.2		$539.8
Annuity	395.5		349.8		311.7		337.1		325.7
Life	99.4		100.4		102.5		102.4		103.9
Total	1,052.0		1,003.7		960.1		974.7		969.4
Net income (loss)
Property and casualty	$27.0		$30.0		$28.1		$61.2		$74.3
Annuity	31.6		21.2		17.3		17.6		13.2
Life	20.2		18.4		16.4		17.3		14.5
Corporate and other (6)	2.1		3.9		(50.9)		(13.3)		(3.3)
Total	80.9		73.5		10.9		82.8		98.7

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

(5)

Information regarding assets by segment at December 31, 2010, 2009 and 2008 is contained in “Notes to Consolidated Financial Statements -- Note 13 -- Segment Information” listed on page F-1 of this report.

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

Dedicated Agency Force

A cornerstone of Horace Mann’s marketing strategy is its dedicated sales force of full-time agents trained to sell the Company’s multiline products. As of December 31, 2010, the Company had a combined total of 741 Exclusive Agencies and Employee Agents. Approximately 75% of the appointed agents are licensed by the Financial Industry Regulatory Authority (“FINRA”), formerly the National Association of Securities Dealers, Inc. (“NASD”), to sell variable annuities and variable universal life policies. Some individuals in the agency force were previously teachers, other members of the education profession or persons with close ties to the educational community. The Company’s dedicated agents are under contract to market only the Company’s products and limited additional third-party vendor products authorized by the Company. Collectively, the Company’s principal insurance subsidiaries are licensed to write business in 49 states and the District of Columbia.

The Company’s dedicated agency force primarily operates in its Agency Business Model (“ABM”), consisting of Exclusive Agencies as well as Employee Agents in outside offices with licensed producers. In 2006, the Company began its transition from single-person agent operations to ABM, which was designed to remove capacity constraints and increase productivity. The first Agency Business School (“ABS”) session was conducted in October 2006, beginning the formal roll-out of this model. Subsequently, ABS attendance has been offered to those agents who meet the Company’s qualifications and demonstrate they are able to successfully migrate into the ABM model or begin their association with Horace Mann directly in the ABM model. On an ongoing basis, the Company will also provide follow-up training and support to those agents who have completed the school, to further embed repeatable processes and fully maximize the potential of ABM.

Building on the initial foundation of ABM, in 2009 the Company expanded ABM and introduced its Exclusive Agent (“EA”) agreement, which is designed to place agents in the position to become business owners and invest their own capital to grow their agencies. Upon appointment, these non-employee, independent contractors are under contract and trained to market only the Company’s multiline products and limited additional third-party vendor products authorized by the Company. By January 1, 2009, the first 71 individuals migrated from being Employee Agents to functioning as independent Exclusive Agents. Throughout 2009 and 2010, additional Employee Agents migrated and other individuals were recruited and appointed directly into the EA agreement. Additionally, an independent contractor may sign multiple EA agreements with the Company and manage more than one Exclusive Agency. At December 31, 2010, approximately 80% of the combined Exclusive Agencies and Employee Agents were operating in the Agency Business Model and 62% were operating under the EA agreement. Also by December 31, 2010, more than half of the 457 Exclusive Agencies were formed by new appointments. Going forward, the EA agreement will be offered to additional qualified Employee Agents. As was the case in 2010, management expects that all future agent appointments will be under the EA agreement.

Broadening Distribution Options

To complement and extend the reach of the Company’s agency force and to more fully utilize its approved payroll reduction slots in school systems across the country, the Company utilizes a network of independent agents to distribute the Company’s 403(b) tax-qualified annuity products. In addition to serving educators in areas where the Company does not have dedicated agents, the independent agents complement the annuity capabilities of the Company’s agency force in under-penetrated areas. At December 31, 2010, there were 924 independent agents approved to market the Company’s annuity products throughout the U.S. During 2010, collected contract deposits from this distribution channel were approximately $84 million.

Geographic Composition of Business

The Company’s business is geographically diversified. For the year ended December 31, 2010, based on direct premiums and contract deposits for all product lines, the top five states and their portion of total direct insurance premiums and contract deposits were California, 8.4%; Illinois, 6.5%; North Carolina, 6.4%; Florida, 5.9%; and Texas, 5.9%.

HMEC’s property and casualty subsidiaries are licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten property and casualty states based on total direct premiums in 2010:

Property and Casualty Segment Top Ten States

(Dollars in millions)

	Property and Casualty Segment
	Direct Premiums (1)	Percent of Total
State
California	$52.6	9.1%
Florida	47.9	8.3
North Carolina	41.3	7.2
Minnesota	36.4	6.3
Texas	36.3	6.3
Louisiana	32.3	5.6
South Carolina	27.5	4.8
Pennsylvania	22.8	3.9
Georgia	18.8	3.3
Maine	16.8	2.9

Total of top ten states	332.7	57.7
All other areas	244.4	42.3

Total direct premiums	$577.1	100.0%

(1)	Defined as earned premiums before reinsurance as determined under statutory accounting principles.

HMEC’s principal life insurance subsidiary is licensed to write business in 48 states and the District of Columbia. The following table sets forth the Company’s top ten combined life and annuity states based on total direct premiums and contract deposits in 2010:

Combined Life and Annuity Segments Top Ten States

(Dollars in millions)

	Direct Premiums and Contract Deposits (1)	Percent of Total
State
Illinois	$56.4	11.3%
California	38.0	7.6
North Carolina	28.0	5.6
Pennsylvania	27.6	5.5
Texas	26.8	5.3
Virginia	25.3	5.0
Indiana	23.3	4.7
South Carolina	23.2	4.6
Minnesota	20.4	4.1
Wisconsin	16.9	3.4

Total of top ten states	285.9	57.1
All other areas	214.6	42.9

Total direct premiums	$500.5	100.0%

(1)	Defined as collected premiums before reinsurance as determined under statutory accounting principles.

National, State and Local Education Associations

The Company has established relationships with a number of educator groups throughout the U.S. These groups include the National Education Association (“NEA”) and various school administrator, principal and business official associations such as the American Association of School Administrators (“AASA”), the National Association of Elementary School Principals (“NAESP”), the National Association of Secondary School Principals (“NASSP”) and the Association of School Business Officials International (“ASBO”). The Company does not pay these groups any consideration in exchange for sponsorship of Company products. Depending on the organization, the Company does pay for certain special functions and advertising.

The Company has had its longest relationship with the NEA, the nation’s largest confederation of state and local teachers’ associations, and many of the state and local education associations affiliated with the NEA. The NEA has approximately 3.2 million members. The Company maintains a special advisory board, primarily composed of leaders of state education associations, that meets with Company management annually. The NEA and its affiliated state and local associations sponsor various insurance products and services of the Company and its competitors. The Company does not pay the NEA or any affiliated associations any consideration in exchange for sponsorship of Company products. The Company does pay for marketing agreements, certain special functions and advertising.

Support of Educator Programs

Along with differentiating, value-added product features, the Company has a number of programs that demonstrate its commitment to the educator profession, while also further distinguishing Horace Mann from competitors within the K-12 educator market. Examples of these programs include: the Horace Mann-Abraham Lincoln Fellowship Program, which annually brings a group of educators from across the U.S. to the Abraham Lincoln Presidential Library and Museum in Springfield, Illinois for a five-day study of the life of the country’s 16th President; the NEA Foundation’s Horace Mann Awards for Teaching Excellence honoring 5 national finalists; continuing education scholarships for educators; and, beginning in 2011, Horace Mann is one of the national sponsors of DonorsChoose.org, an online, not-for-profit organization that connects corporate and individual donors to teachers with classroom projects in need of funding.

Property and Casualty Segment

The property and casualty segment represented 53% of the Company’s consolidated insurance premiums written and contract deposits in 2010.

The primary property and casualty product offered by the Company is private passenger automobile insurance, which in 2010 represented 36% of the Company’s total insurance premiums written and contract deposits and 67% of property and casualty net written premiums. As of December 31, 2010, the Company had approximately 508,000 voluntary automobile policies in force with annual premiums of approximately $370 million. The Company’s automobile business is primarily preferred risk, defined as a household whose drivers have had no recent accidents and no more than one recent moving violation.

In 2010, homeowners insurance represented 17% of the Company’s total insurance premiums written and contract deposits and 32% of property and casualty net written premiums. As of December 31, 2010, the Company had approximately 252,000 homeowners policies in force with annual premiums of approximately $179 million. The Company insures primarily residential homes.

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

Property and Casualty Segment

Selected Historical Financial Information

(Dollars in millions)

	Year Ended December 31,
	2010	2009	2008
Operations Data:
Insurance premiums written	$557.1	$553.5	$545.9
Insurance premiums earned	555.8	547.3	541.1
Net investment income	36.5	34.4	35.7
Income before income taxes	31.3	35.7	33.7
Net income	27.0	30.0	28.1
Catastrophe costs, pretax (1)	49.2	33.1	73.9

Operating Statistics:
Loss and loss adjustment expense ratio	75.2%	74.4%	76.9%
Expense ratio	25.7%	25.1%	23.8%
Combined loss and expense ratio	100.9%	99.5%	100.7%
Effect of catastrophe costs on the combined ratio (1)	8.8%	6.1%	13.7%

Automobile and Homeowners (Voluntary):
Insurance premiums written
Automobile	$372.8	$372.5	$367.8
Homeowners	180.4	177.7	174.4
Total	553.2	550.2	542.2
Insurance premiums earned
Automobile	372.2	369.8	365.5
Homeowners	179.6	174.3	172.3
Total	551.8	544.1	537.8
Policies in force (in thousands)
Automobile	508	528	535
Homeowners	252	262	263
Total	760	790	798

(1)

These measures are used by the Company’s management to evaluate performance against historical results and establish targets on a consolidated basis. These measures are components of net income but are considered non-GAAP financial measures under applicable SEC rules because they are not displayed as separate line items in the Consolidated Statements of Operations and there is inclusion or exclusion of certain items not ordinarily included or excluded in a GAAP financial measure. In the opinion of the Company’s management, a discussion of these measures is meaningful to provide investors with an understanding of the significant factors that comprise the Company’s periodic results of operations.

•	Catastrophe costs - The sum of catastrophe losses and property and casualty catastrophe reinsurance reinstatement premiums.
•

Catastrophe losses - In categorizing property and casualty claims as being from a catastrophe, the Company utilizes the designations of the Property Claims Service, a subsidiary of Insurance Services Office, Inc. (“ISO”), and additionally beginning in 2007, includes losses from all such events that meet the definition of covered loss in the Company’s primary catastrophe excess of loss reinsurance contract, and reports loss and loss adjustment expense amounts net of reinsurance recoverables. A catastrophe is a severe loss resulting from natural and man-made events within a particular territory, including risks such as hurricane, fire, earthquake, windstorm, explosion, terrorism and other similar events, that causes $25 million or more in insured property and casualty losses for the industry and affects a significant number of property and casualty insurers and policyholders. Each catastrophe has unique characteristics. Catastrophes are not predictable as to timing or amount of loss in advance. Their effects are not included in earnings or claim and claim adjustment expense reserves prior to occurrence. In the opinion of the Company’s management, a discussion of the impact of catastrophes is meaningful for investors to understand the variability in periodic earnings.

Catastrophe Costs

The level of catastrophe costs can fluctuate significantly from year to year. Catastrophe costs before federal income tax benefits for the Company and the property and casualty industry for the ten years ended December 31, 2010 were as follows:

Catastrophe Costs

(Dollars in millions)

	The Company (1)	Property and Casualty Industry (2)
Year Ended December 31,
2010	$49.2	$13,100.0
2009	33.1	10,600.0
2008	73.9	25,200.0
2007	23.6	6,700.0
2006	19.8	9,200.0
2005	69.2	62,300.0
2004	75.5	27,500.0
2003	33.2	12,900.0
2002	11.9	5,900.0
2001	11.2	26,500.0

(1)

Net of reinsurance and before federal income tax benefits. Includes allocated loss adjustment expenses and reinsurance reinstatement premiums. The Company’s individually significant catastrophe losses net of reinsurance were as follows:

2010 -	$5.0 million, June wind/hail/tornadoes; $4.5 million, October wind/hail/tornadoes; $4.4 million, March wind/hail/tornadoes.
2009 -	$9.3 million, July wind/hail/tornadoes; $6.3 million, June wind/hail/tornadoes.
2008 -	$16.5 million, Hurricane Gustav; $15.5 million, Hurricane Ike; $9.8 million, May wind/hail/tornadoes; $7.0 million, June wind/hail/tornadoes; $3.0 million, December winter storm.
2007 -	$4.7 million, August wind/hail/tornadoes; $4.5 million, October California wildfires; $3.5 million, June wind/hail/tornadoes.
2006 -	$5.0 million, August wind/hail/tornadoes; $3.9 million, April wind/hail/tornadoes.
2005 -	$23.7 million, Hurricane Katrina; $15.0 million, Hurricane Wilma; $10.8 million, Hurricane Rita; $6.5 million, September Minnesota tornadoes; $5.0 million, Hurricane Dennis.
2004 -	$19.9 million, Hurricane Charley; $11.9 million, Hurricane Frances; $19.2 million, Hurricane Ivan; $18.2 million, Hurricane Jeanne.
2003 -	$12.0 million, California wildfires; $9.6 million, May hail/tornadoes/wind; $5.0 million, Hurricane Isabel; $2.7 million, early April winter storms.
2002 -	$4.2 million, Hurricane Lili; $1.7 million, April Eastern states hail, tornadoes, wind and heavy rain; $1.2 million, Eastern states winter storms.
2001 -	$3.7 million, June Midwest wind/hail/tornadoes; $2.3 million, April tornadoes; $2.2 million, Tropical Storm Allison.
(2)

Source: ISO Catastrophe History Reporter for 2010 and 2009 amounts; ISO news release dated January 20, 2009 for 2008 and prior years’ amounts. These amounts represent anticipated insured losses from catastrophes for personal and commercial property items, business interruption, terrorism, workers compensation and additional living expenses and exclude all loss adjustment expenses and are before federal income tax benefits.

Fluctuations from year to year in the level of catastrophe losses impact a property and casualty insurance company’s loss and loss adjustment expenses incurred and paid. For comparison purposes, the following table provides amounts for the Company excluding catastrophe losses:

Impact of Catastrophe Losses

(Dollars in millions)

	Year Ended December 31,
	2010	2009	2008

Claims and claim expense incurred (1)	$418.2	$407.1	$416.1
Amount attributable to catastrophes (2)	49.2	33.1	73.9

Excluding catastrophes (1)	$369.0	$374.0	$342.2

Claims and claim expense payments	$414.0	$404.9	$423.4
Amount attributable to catastrophes (2)	42.5	39.5	65.7

Excluding catastrophes	$371.5	$365.4	$357.7

(1)	Includes the impact of development of prior years’ reserves as quantified in “Property and Casualty Reserves”.
(2)	Net of reinsurance and before federal income tax benefits. Excludes unallocated loss adjustment expenses.

Property and Casualty Reserves

Property and casualty unpaid claims and claim expenses (“loss reserves”) represent management’s estimate of ultimate unpaid costs of losses and settlement expenses for claims that have been reported and claims that have been incurred but not yet reported. The Company calculates and records a single best estimate of the reserve as of each balance sheet date in conformity with generally accepted actuarial standards. For additional information regarding the process used to estimate property and casualty reserves, the risk factors involved and reserve development recorded in each of the three years ended December 31, 2010, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Liabilities for Property and Casualty Claims and Claim Expenses”.

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

Reconciliation of Property and Casualty Claims and Claim Expense Reserves

(Dollars in millions)

	Year Ended December 31,
	2010	2009	2008

Gross reserves, beginning of year (1)	$301.0	$297.8	$306.2
Less reinsurance recoverables	15.8	14.8	15.9

Net reserves, beginning of year (2)	285.2	283.0	290.3

Incurred claims and claim expenses:
Claims occurring in the current year	438.7	418.8	434.2
Decrease in estimated reserves for claims occurring in prior years (3)	(20.5)	(11.7)	(18.1)

Total claims and claim expenses incurred (4)	418.2	407.1	416.1

Claims and claim expense payments for claims occurring during:
Current year	281.2	265.6	289.3
Prior years	132.8	139.3	134.1

Total claims and claim expense payments	414.0	404.9	423.4

Net reserves, end of year (2)	289.4	285.2	283.0
Plus reinsurance recoverables	12.2	15.8	14.8

Reported gross reserves, end of year (1)	$301.6	$301.0	$297.8

(1)

Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets, listed on page F-1 of this report, also include life, annuity, and group accident and health reserves of $13.8 million, $11.7 million, $13.4 million and $9.2 million at December 31, 2010, 2009, 2008 and 2007, respectively, in addition to property and casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. For discussion of the reserve development recorded by the Company in 2010, 2009 and 2008, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

(4)

Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations, listed on page F-1 of this report, also include life, annuity and group accident and health amounts of $56.6 million, $51.6 million and $55.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, in addition to the property and casualty amounts.

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

In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a claim determined in 2009 to be $150 thousand was first reserved in 2000 at $100 thousand, the $50 thousand deficiency (actual claim minus original estimate) would be included in the cumulative deficiency in each of the years 2000 - 2008 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future. It may not be appropriate to use this cumulative history in the projection of future performance.

Property and Casualty

Claims and Claims Expense Reserve Development

(Dollars in millions)

	December 31,
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Gross reserves for property and casualty claims and claim expenses	$272.1	$275.7	$275.7	$304.3	$335.0	$342.7	$317.8	$306.2	$297.8	$301.0	$301.6
Deduct: Reinsurance recoverables	49.1	34.1	44.7	20.6	25.7	31.6	22.4	15.9	14.8	15.8	12.2

Net Reserves for property and casualty claims and claim expenses (1)	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4
Paid cumulative as of:
One year later	139.0	153.4	160.4	145.2	143.9	138.3	129.8	134.1	139.4	132.8
Two years later	202.6	226.0	222.3	209.5	202.5	196.5	184.1	184.2	187.3
Three years later	243.3	258.4	258.6	244.1	236.6	225.0	209.5	208.0
Four years later	256.1	276.3	278.7	264.1	252.7	239.1	223.5
Five years later	264.1	286.5	291.4	272.4	259.7	248.2
Six years later	268.6	294.2	296.1	276.9	263.3
Seven years later	273.6	296.9	298.5	279.0
Eight years later	275.4	298.2	299.8
Nine years later	275.8	298.7
Ten years later	276.0
Net Reserves reestimated as of (1):
End of year	223.0	241.6	231.0	283.7	309.3	311.1	295.4	290.3	283.0	285.2	289.4
One year later	239.5	265.6	287.3	287.5	296.2	291.8	275.4	272.2	271.3	264.7
Two years later	260.5	294.7	297.1	283.1	282.7	279.7	262.1	263.0	255.7
Three years later	277.0	301.3	297.9	283.5	278.2	270.2	255.3	254.0
Four years later	280.2	298.5	301.8	281.3	272.8	256.3	241.6
Five years later	277.9	301.8	300.6	280.6	268.4	257.3
Six years later	279.9	299.4	300.2	281.1	268.3
Seven years later	276.6	299.0	301.1	281.1
Eight years later	276.3	299.8	301.0
Nine years later	276.7	299.5
Ten years later	276.6
Net Reserve redundancy (deficiency) – initial net reserves in excess of (less than) reestimated reserves:
Amount (2)	$(53.6)	$(57.9)	$(70.0)	$2.6	$41.0	$53.8	$53.8	$36.3	$27.3	$20.5
Percent	-24.0%	-24.0%	-30.3%	0.9%	13.3%	17.3%	18.2%	12.5%	9.6%	7.2%

Gross reestimated liability - latest	$336.1	$363.0	$369.7	$331.7	$325.3	$328.1	$277.5	$280.6	$277.0	$282.5
Reestimated reinsurance recoverables - latest	59.5	63.5	68.7	50.6	57.0	70.8	35.9	26.6	21.3	17.8

Net Reserve reestimated - latest (1)	$276.6	$299.5	$301.0	$281.1	$268.3	$257.3	$241.6	$254.0	$255.7	$264.7
Gross cumulative excess (deficiency) (2)	$(64.0)	$(87.3)	$(94.0)	$(27.4)	$9.7	$14.6	$40.3	$25.6	$20.8	$18.5

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

(2)	For discussion of the reserve development, see “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report.

Property and Casualty Reinsurance

All reinsurance is obtained through contracts which generally are renewed each calendar year. Although reinsurance does not legally discharge the Company from primary liability for the full amount of its policies, it does allow for recovery from assuming reinsurers to the extent of the reinsurance ceded. Historically, the Company’s losses from uncollectible reinsurance recoverables have been insignificant due to the Company’s emphasis on the credit worthiness of its reinsurers. Past due reinsurance recoverables as of December 31, 2010 were insignificant.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2010, the Company’s catastrophe excess of loss coverage consisted of three contracts in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25.0 million per occurrence up to $170.0 million per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, and $80.0 million excess of $90.0 million. The second excess of loss contract (“second event”) provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $10.0 million of losses above $15.0 million per occurrence. The third excess of loss contract (“third event”) provided 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retained $10.0 million of losses above $15.0 million per occurrence and less than $25.0 million per occurrence, and after the second excess of loss contract described above was exhausted. Neither the second nor the third excess of loss contract provided for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $13.7 million up to $49.8 million, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2010.

For 2011, the Company’s catastrophe excess of loss coverage consists of three contracts in addition to the FHCF. The first and second contracts work together to provide the primary coverage (“first event”), providing 95% coverage of catastrophe losses above a retention of $20.0 million per occurrence up to $175.0 million per occurrence. These contracts consist of five layers, each of which provide for one mandatory reinstatement. The layers are $5.0 million excess of $20.0 million, $25.0 million excess of $25.0 million, $40.0 million excess of $50.0 million, $65.0 million excess of $90.0 million, and $20.0 million excess of $155.0 million. The final contract is a third excess of loss contract (“third event”), providing 95% coverage of catastrophe losses above a retention of $15.0 million per occurrence up to $25.0 million per occurrence, after the Company retains $20.0 million of losses above $15.0 million per occurrence and less than $25.0 million per occurrence. The third excess of loss contract does not provide for a reinstatement. The FHCF limits described in the previous paragraph continue through June 1, 2011, at which time a new annual contract may begin.

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

For liability coverages, in 2010 the Company reinsured each loss above a retention of $750,000 up to $2.5 million per occurrence and $20.0 million in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2010 the Company reinsured each loss above a retention of $750,000 up to $2.5 million on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250,000 of property recovery in any one event. Effective January 1, 2011, for liability coverages the retention remains $750,000 with coverage up to $2.5 million on a per occurrence basis and $20.0 million in a clash event. Retention for property coverages remains $750,000, with no change to the maximum limits, including the ability to submit three per risk losses from the same occurrence.

The following table identifies the Company’s most significant reinsurers under the catastrophe first event excess of loss reinsurance program, their percentage participation in this program and their ratings by A.M. Best Company (“A.M. Best”) and Standard & Poor’s Corporation (“S&P” or “Standard & Poor’s”) as of January 1, 2011. No other single reinsurer’s percentage participation in 2011 or 2010 exceeds 5%. For 2010, the Company’s catastrophe second event and third event excess of loss reinsurance was each provided by four reinsurers, all rated “A- (Excellent)” or above by A.M. Best. For 2011, the Company’s catastrophe third event excess of loss reinsurance is provided by four reinsurers, all rated “A- (Excellent)” or above by A.M. Best.

Property Catastrophe First Event Excess of Loss Reinsurance Participants In Excess of 5%

A.M. Best	S&P Rating			Participation
Rating		Reinsurer	Parent	2011	2010

A+	AA	Tokio Millennium Reinsurance Limited	Tokio Marine Holdings, Inc.	14%	19%
A-	NR	Flagstone Reassurance Suisse SA	Flagstone Reinsurance Holdings Limited	14%	13%
A	A+	AXIS Specialty Limited	AXIS Capital Holdings Limited	8%	10%
A	A+	Swiss Re Underwriters Agency, Inc	Swiss Reinsurance Company Ltd.	8%	6%
A	A+	Transatlantic Reinsurance Company	Transatlantic Holdings, Inc.	6%	7%
A	A	Aspen Insurance Limited	Aspen Insurance Holdings Limited	6%	6%
A	A+	Lloyd’s of London Syndicates		6%	*
A-	A+	Paris Re, France	PartnerRe Ltd.	*	6%

NR	Not rated.
*	Less than 5%

For 2011, property catastrophe reinsurers representing 100% of the Company’s total reinsured catastrophe coverage were rated “A- (Excellent)” or above by A.M. Best.

Annuity Segment

Beginning in 1961, educators in the Company’s target market benefit from the provisions of Section 403(b) of the Internal Revenue Code (the “Code”). This section of the Code allows public school employees and employees of other tax-exempt organizations, such as not-for-profit private schools, to reduce their pretax income by making periodic contributions to a qualified retirement plan. (Also see “Regulation -- Regulation at Federal Level”.) The Company entered the educators retirement annuity market in 1961 and is one of the largest participants in the 403(b) tax-qualified annuity market, measured by 403(b) net written premium on a statutory accounting basis. The Company has 403(b) payroll reduction capabilities approved by approximately one-third of the 15,400 school districts in the U.S. Approximately 52% of the Company’s new annuity contract deposits in 2010 were for 403(b) tax-qualified annuities; approximately 71% of accumulated annuity value on deposit is 403(b) tax-qualified. In 2010, annuities represented 38% of the Company’s consolidated insurance premiums written and contract deposits.

The Company markets tax-qualified annuities utilizing both fixed account only and combination contracts. The combination contract allows the contractholder to allocate funds to both fixed and variable alternatives. Under the fixed account option, both the principal and a rate of return are guaranteed. Contractholders of this product can change at any time their allocation of deposits between the guaranteed interest rate fixed account and available variable investment options. In general, the contractholder bears the investment risk related to funds allocated to variable investment options. Variable annuity contracts with a guaranteed minimum death benefit (“GMDB”) provide a benefit if the contractholder dies and the contract value is less than a contractually defined amount. The Company has a relatively low exposure to GMDB because approximately 28% of contract values have no guarantee; approximately 66% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%.

Among the Company’s annuity products, the Goal Planning Annuity (“GPA”) offers educators a variable annuity product with a fixed interest account option and two optional riders that enhance the death benefit feature of the product. Developed with Wilshire Associates, the Company’s funds advisor, GPA provides educators the opportunity to invest with fund families such as T. Rowe Price, Fidelity, AllianceBernstein, Davis, Ariel and Putnam, among others. By utilizing tools that provide assistance in determining needs and making asset allocation decisions, educators are able to choose the investment mix that matches their personal risk tolerance and retirement goals. Another product, Expanding Horizon, is a fixed interest rate annuity contract for more conservative investors. This product offers educators a competitive rate of interest on their retirement dollars and the choice of bonuses to optimize their benefits at retirement. The Company’s variable annuity products include lifecycle funds, with assets allocated among multiple investment classes within each fund based on its specific target date.

In addition to individual annuities, the Company offers group variable and fixed annuity products that allow flexibility in customizing 403(b) annuity programs to meet the needs of school districts. The first sales of these group annuity products occurred in January 2008.

As of December 31, 2010, the Company’s 60 variable account options included funds managed by some of the best-known names in the mutual fund industry, such as Wilshire, Fidelity, JPMorgan, T. Rowe Price, Neuberger Berman, AllianceBernstein, Rainier, Davis, Credit Suisse, BlackRock, Goldman Sachs, Dreyfus, Franklin Templeton, Ariel, Wells Fargo,

Royce, Lord Abbett, Putnam, Delaware, Calvert and Lazard, offering the Company’s customers multiple investment options to address their personal investment objectives and risk tolerance. Total accumulated fixed and variable annuity cash value on deposit at December 31, 2010 was $4.1 billion.

To assist agents in delivering the Horace Mann Value Proposition, the Company has entered into a third-party vendor agreement with American Funds Distributors, Inc. (“AFD”) to market their retail mutual funds. In addition to retail mutual funds accounts, the Company’s agents can also offer a 529 college savings program and Coverdell Education Savings Accounts utilizing AFD funds. The Company has also entered into third party vendor agreements to offer 403(b)(7) tax-deferred mutual fund investment programs for school districts that would like to have product choices beyond traditional 403(b) annuity programs. The Company has also expanded its product offerings to include fixed indexed annuities and single premium immediate annuities through additional marketing alliances. Third-party vendors underwrite these accounts or contracts and the Company receives commissions on the sales of these products.

Selected Historical Financial Information For Annuity Segment

The following table sets forth certain information with respect to the Company’s annuity products for the periods indicated.

Annuity Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
Operations Data:	2010	2009	2008
Contract deposits:
Variable	$110.2	$112.2	$134.4
Fixed	285.3	237.6	177.3
Total	395.5	349.8	311.7
Contract charges earned	17.4	14.5	17.7
Net investment income	167.9	149.7	136.2
Net interest margin (without realized investment gains and losses)	61.6	49.7	42.7
Income before income taxes	44.6	32.3	20.6
Net income	31.6	21.2	17.3

Operating Statistics:
Fixed:
Accumulated value	$2,730.4	$2,487.2	$2,297.1
Accumulated value persistency	94.4%	94.4%	93.5%
Variable:
Accumulated value	$1,375.7	$1,226.4	$965.2
Accumulated value persistency	92.6%	93.4%	93.2%
Number of contracts in force	180,363	178,102	171,055
Average accumulated cash value (in dollars)	$22,766	$20,851	$19,072
Average annual deposit by contractholders (in dollars)	$2,319	$2,405	$2,390
Annuity contracts terminated due to surrender, death, maturity or other:
Number of contracts	8,023	7,807	7,994
Amount	$274.0	$226.5	$258.0
Fixed accumulated cash value grouped by applicable surrender charge:
0%	$989.2	$891.5	$766.4
Greater than 0% but less than 5%	238.0	193.9	170.6
5% and greater but less than 10%	1,361.1	1,264.7	1,225.9
10% and greater	28.8	26.5	21.1
Supplementary contracts with life contingencies not subject to discretionary withdrawal	113.3	110.6	113.1

Total	$2,730.4	$2,487.2	$2,297.1

Life Segment

The Company entered the individual life insurance business in 1949. The Company offers traditional term and whole life insurance products and, from time to time, revises products and product features or develops new products. For instance, Life by Design is a portfolio of Horace Mann manufactured and branded life insurance products which better addresses the financial planning needs of educators. The Life by Design portfolio, introduced in 2006, features individual and joint whole life, and individual and joint term products, including 10-, 20- and 30-year level term policies. The Life by Design policies have premiums that are guaranteed for the duration of the contract and offer lower minimum face amounts. In 2009, the Company introduced a new discount for educator customers to improve the competitiveness of its life product portfolio. During 2010, the Company added a combination product called Life Select that mixes a base of either traditional whole life, 20-pay life or life paid-up at age 65 with a variety of term riders to allow for more flexibility in tailoring the coverage to the customers’ varying life insurance needs. New marketing support tools also have been introduced to aid the agency force. After December 31, 2006, the Company no longer issues new policies for its “Experience Life” product, a flexible, adjustable-premium life insurance contract that includes availability of an interest-bearing account.

The Company’s traditional term, whole life and group life business in force consists of approximately 142,000 policies, representing approximately $9.6 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $45.1 million as of December 31, 2010. In addition, the Company also had in force approximately 66,000 Experience Life policies, representing approximately $4.3 billion of life insurance in force, with annual insurance premiums and contract deposits of approximately $52.2 million.

In 2010, the life segment represented 9% of the Company’s consolidated insurance premiums written and contract deposits, including less than 1 percentage point attributable to the Company’s group life and group disability income business.

During 2010, the average face amount of ordinary life insurance policies issued by the Company was $166,466 and the average face amount of all ordinary life insurance policies in force at December 31, 2010 was $78,554.

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

Life Segment

Selected Historical Financial Information

(Dollars in millions, unless otherwise indicated)

	Year Ended December 31,
	2010	2009	2008
Operations Data:
Insurance premiums and contract deposits	$99.4	$100.4	$102.5
Insurance premiums and contract charges earned	99.5	97.8	99.7
Net investment income	68.7	63.8	59.3
Income before income taxes	31.1	28.9	25.6
Net income	20.2	18.4	16.4

Operating Statistics:
Life insurance in force:
Ordinary life	$12,844	$12,541	$12,293
Group life	1,096	1,220	1,379

Total	$13,940	$13,761	$13,672

Number of policies in force:
Ordinary life	163,505	165,350	167,637
Group life	44,450	47,906	53,717

Total	207,955	213,256	221,354

Average face amount in force (in dollars):
Ordinary life	$78,554	$75,845	$73,331
Group life	24,657	25,467	25,672
Total	67,034	64,528	61,765
Lapse ratio (ordinary life insurance in force)	4.8%	5.4%	5.4%
Ordinary life insurance terminated due to death, surrender, lapse or other:
Face amount of insurance surrendered or lapsed	$593.6	$646.0	$618.7
Number of policies	4,994	5,213	5,429
Amount of death claims opened	$43.6	$39.7	$38.6
Number of death claims opened	1,405	1,395	1,330

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

The Company competes in its target market with a number of national providers of personal automobile, homeowners and life insurance such as State Farm, Allstate, Farmers, Liberty Mutual and Nationwide as well as several regional companies. The Company also competes for automobile business with other companies such as GEICO, Progressive and USAA, many of which feature direct marketing distribution.

Among the major national providers of annuities to educators, Variable Annuity Life Insurance Company (“VALIC”), a subsidiary of American International Group (“AIG”), is one of the Company’s major tax-qualified annuity competitors, as are ING US Financial Services; Life Insurance Company of the Southwest, a subsidiary of National Life Insurance Company; MetLife and Security Benefit. Select mutual fund families and financial planners also compete in this marketplace.

The market for tax-deferred annuity products has been impacted by the revised Internal Revenue Service Section 403(b) regulations, which made the 403(b) market more comparable to the 401(k) market than it was in the past. While this may drive some competitors out of this market, it may make the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business.

Investments

The Company’s investments are selected to balance the objectives of protecting principal, minimizing exposure to interest rate risk and providing a high current yield. These objectives are implemented through a portfolio that emphasizes investment grade, publicly traded fixed income securities. When impairment of the value of an investment is considered other than temporary, the decrease in value is recorded and a new cost basis is established. At December 31, 2010, fixed income securities represented 92.9% of the Company’s total investment portfolio, at fair value. Of the fixed income investment portfolio, 94.7% was investment grade and 98.3% was publicly traded. At December 31, 2010, the average quality and average option-adjusted duration of the total fixed income portfolio were A+ and 6.9 years, respectively. At December 31, 2010, investments in non-investment grade fixed income securities represented 5.0% of the total investment portfolio, at fair value. There are no significant investments in mortgage whole loans, real estate, foreign securities, or common stocks. As of December 31, 2010 and as of the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended and no securities are on loan.

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

The following table sets forth the carrying values and amortized cost of the Company’s investment portfolio as of December 31, 2010:

Investment Portfolio

(Dollars in millions)

	Percentage of Total Carrying Value	Carrying Value
		Total	Annuity and Life	Property and Casualty	Amortized Cost

Publicly Traded Fixed Maturity Securities,
Equity Securities and Short-term Investments:
U.S. government and agency obligations (1):
Mortgage-backed securities	9.2%	$468.0	$421.4	$46.6	$443.0
Other	9.8	497.5	482.9	14.6	512.7
Investment grade corporate and public utility bonds	31.5	1,599.4	1,499.0	100.4	1,468.3
Municipal bonds	21.5	1,088.7	535.6	553.1	1,080.3
Other mortgage-backed securities (2)	13.5	683.2	676.1	7.1	664.1
Non-investment grade corporate and public utility bonds (3)	4.2	212.7	151.6	61.1	206.3
Foreign government bonds	0.9	45.5	43.3	2.2	43.0
Investment grade redeemable preferred stock	0.3	16.7	15.7	1.0	14.9
Non-investment grade redeemable preferred stocks (3)	-	-	-	-	-
Equity securities:
Investment grade non-redeemable preferred stocks	0.3	17.5	7.3	10.2	16.8
Non-investment grade non-redeemable preferred stocks (3)	0.1	6.1	-	6.1	3.9
Common stocks	-	0.5	-	0.5	0.1
Short-term investments (4)	4.2	212.0	166.6	45.4	212.0

Total publicly traded securities	95.5	4,847.8	3,999.5	848.3	4,665.4

Other Investments:
Private placements, investment grade	2.1	103.8	103.8	-	100.6
Private placements, non-investment grade (3)	-	-	-	-	-
Mortgage loans (5)	-	0.1	0.1	-	0.1
Policy loans	2.4	121.9	121.9	-	121.9

Total other investments	4.5	225.8	225.8	-	222.6

Total investments (6)	100.0%	$5,073.6	$4,225.3	$848.3	$4,888.0

(1)

Includes $542.9 million fair value of investments guaranteed by the full faith and credit of the U.S. government and $422.6 million fair value of federally sponsored agency securities which are not backed by the full faith and credit of the U.S. government.

(2)

Includes commercial mortgage-backed securities, asset-backed securities, other mortgage-backed securities and collateralized debt obligations. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2010 -- Net Realized Investment Gains and Losses” listed on page F-1 of this report.

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

(4)

Short-term investments mature within one year of being acquired and are carried at cost, which approximates fair value. Short-term investments represent $205.0 million in money market funds rated “AAA” and $7.0 million in one bond rated “A”. As of December 31, 2010 and the time of this Annual Report on Form 10-K, the Company’s securities lending program is suspended and there is no securities lending collateral included in short-term investments.

(5)	Mortgage loans are carried at amortized cost or unpaid principal balance.
(6)

Approximately 12% of the Company’s investment portfolio, having a carrying value of $600.3 million as of December 31, 2010, consisted of securities with some form of credit support, such as insurance. Of the securities with credit support as of December 31, 2010, municipal bonds represented $451.3 million carrying value.

Fixed Maturity Securities and Equity Securities

At December 31, 2010, 23.8% of the Company’s fixed maturity securities portfolio was expected to mature within the next 5 years. Mortgage-backed securities, including mortgage-backed securities of U.S. governmental agencies, represented 22.8% of the total investment portfolio at December 31, 2010. These securities typically have average lives shorter than their stated maturities due to unscheduled prepayments on the underlying mortgages. Mortgages are prepaid for a variety of reasons, including sales of existing homes, interest rate changes over time that encourage homeowners to refinance their mortgages and defaults by homeowners on mortgages that are then paid by guarantors.

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

The ability of the insurance subsidiaries to pay cash dividends to HMEC is subject to state insurance department regulations which generally permit dividends to be paid for any 12 month period in amounts equal to the greater of (i) net income for the preceding calendar year or (ii) 10% of surplus, determined in conformity with statutory accounting principles, as of the preceding December 31st. Any dividend in excess of these levels requires the prior approval of the Director or Commissioner of the state insurance department of the state in which the dividend paying insurance subsidiary is domiciled. The aggregate amount of dividends that may be paid in 2011 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $78 million.

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

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to an insurance company’s risks. At December 31, 2010 and 2009, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

Assessments Against Insurers

Under insurance insolvency or guaranty laws in most states in which the Company operates, insurers doing business therein can be assessed for policyholder losses related to insolvencies of other insurance companies. The amount and timing of any future assessments on the Company under these laws cannot be reasonably estimated and are beyond the control of the Company. Most of these laws do provide, however, that an assessment may be excused or deferred if it would threaten an insurer’s financial strength, and many assessments paid by the Company pursuant to these laws may be used as credits for a portion of the Company’s premium taxes in certain states. For the three years ended December 31, 2010, the Company’s assessments, net of the related premium tax credits, were not significant.

Insurers may also be assessed by entities such as the Citizens Property Insurance Corporation of Florida (“Florida Citizens”) and the Louisiana Citizens Property Insurance Corporation (“Louisiana Citizens”) as a result of significant hurricane events. Related to such assessments levied in 2005 and 2006, insurers were permitted to in turn assess its policyholders in the respective states to recoup the amounts remitted to Florida Citizens and Louisiana Citizens.

Mandatory Insurance Facilities

The Company is required to participate in various mandatory insurance facilities in proportion to the amount of the Company’s direct writings in the applicable state.

In 2010, 2009 and 2008, the Company reflected pretax net gains (losses) from participation in such mandatory pools and underwriting associations of $0.2 million, $(0.8) million and $0.9 million, respectively.

In addition to the pretax net loss from these mandatory participations in 2009, the Company recorded a pretax charge of $3.8 million to write off its equity interest in the accumulated surplus of the North Carolina Beach Plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2010 -- Other Income” listed on page F-1 of this report.

Regulation at Federal Level

Although the federal government generally does not directly regulate the insurance industry, federal initiatives often impact the insurance business. Current and proposed federal measures which may significantly affect insurance and annuity business include employee benefits regulation, controls on the costs of medical care, medical entitlement programs such as Medicare, structure of retirement plans and accounts, changes to the insurance industry anti-trust exemption, and minimum solvency requirements. Other federal regulation such as the Patient Protection and Affordable Care Act, Fair Credit Reporting Act, Gramm-Leach-Bliley Act and USA PATRIOT Act, including its anti-money laundering regulations, also impact the Company’s business.

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

Changes in other federal and state laws and regulations could also affect the relative tax and other advantages of the Company’s annuity and life products to customers. For instance, revised Internal Revenue Service (“IRS”) Section 403(b) regulations were effective January 1, 2009 with limited exceptions. Those regulations altered the nature of 403(b) arrangements causing them to more closely resemble other traditional employer sponsored plans, compared to the historical view of 403(b) arrangements being individual plans funded by salary reduction. Under the current regulations, contributions to Section 403(b) tax-qualified arrangements, including annuities, are required to be made pursuant to a written plan which includes all of the terms and conditions for eligibility, limitations and benefits under the plan, and which may incorporate other documents by reference including annuity contracts issued by approved product providers. Horace Mann has assisted key school districts with the development of their written plans and also implemented new products and services required to enable the Company to continue to effectively compete in this market.

Financial Regulation Legislation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama. The law creates a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO is charged with monitoring and providing specific reports on various aspects of the insurance industry, but it does not have general supervisory or regulatory authority over the business of insurance. The current law creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term. Management will closely monitor future developments for impact on the Company, insurers of similar size and the insurance industry as a whole.

Employees

At December 31, 2010, the Company had approximately 1,400 non-agent employees and 284 full-time employee agents. (This does not include 437 Exclusive Agent independent contractors that were part of the Company’s total dedicated agency force at December 31, 2010.) The Company has no collective bargaining agreement with any employees.

ITEM 1A. Risk Factors

The following are certain risk factors that could affect the Company’s business, financial results and results of operations. In addition, refer to the risk factors disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Forward-looking Information”, listed on page F-1 of this report for certain important factors that may cause our financial condition and results of operations to differ materially from current expectations. The risks that the Company has highlighted in these two sections of this report are not the only ones that the Company faces. In this discussion, the Company is also referred to as “our”, “we” and “us”.

The Company’s business involves various risks and uncertainties which are based on the lines of business the Company writes as well as more global risks associated with the general business and insurance industry environments.

Volatile financial markets and economic environments can impact financial market risk as well as our financial condition and results of operations.

Financial markets in the U.S. and elsewhere can experience extreme volatility and disruption for uncertain periods of time. For instance, in 2008 and 2009 volatility occurred largely due to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. In those years, these circumstances exerted significant downward pressure on prices of equity securities and many other investment asset classes and resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. During this period, the U.S. entered a severe recession that, while moderating, is likely to have continuing effects well into and perhaps even beyond 2011, despite governmental intervention in the economy. The prolonged economic downturn has resulted in many states and local governments operating under deficits or projected deficits which could have an impact on both the Company’s niche market and its investment portfolio. Like other financial institutions, which face significant financial market risk in their operations, the Company was adversely affected by these conditions and could be adversely impacted by similar circumstances in the future. The Company’s ability to access the capital markets to refinance outstanding indebtedness or raise capital could be impaired during significant financial market disruptions.

In addition to the effects of financial markets volatility, a prolonged economic recession may have other adverse impacts on our financial condition and results of operations such as: our volume of new business for automobile, homeowners, annuity and life products could be diminished; our policy renewal rates could decrease; the inflow of annuity contract deposit receipts could decrease; surrenders of annuity contracts and related withdrawals of accumulated deposits could increase; property and casualty claims related to uninsured motorists, arson or fraudulent information may increase; the market value of our investment portfolio could be impacted by economic effects on the issuers of the securities we hold; and taxing authorities could increase rates or implement new tax elements in response to budget pressures related to their declining revenues.

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

•

liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated requiring us to sell assets at an undesirable time to provide for policyholder surrenders, withdrawals or claims; and

•

regulatory risk, which is the risk that regulatory bodies or governments, in the U.S. or in other countries, may make substantial investments or take significant ownership positions in, or ultimately nationalize, financial institutions or other issuers of securities held in the Company’s investment portfolio, which could adversely impact the seniority or contractual terms of the securities. Regulatory risk could also come from changes in tax laws or bankruptcy laws that would adversely impact the valuation of certain invested assets.

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

Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our annuity contracts. During periods of rising interest rates, there may be competitive pressure to increase the crediting rates on our annuity contracts. We may not, however, immediately have the ability to acquire investments with interest rates sufficient to offset an increase in crediting rates under our annuity contracts. Although we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, changes in interest rates can affect our interest rate spreads.

Changes in interest rates may also affect our business in other ways. For example, a rapidly changing interest rate environment may result in less competitive crediting rates on certain of our fixed-rate products which could make those products less attractive, leading to lower sales and/or increases in the level of life insurance and annuity product surrenders and withdrawals. Interest rate fluctuations may also impact the amortization of deferred policy acquisition costs.

Our annuity business may be, and in the past has been, adversely affected by volatile or declining financial market conditions.

Conditions in the U.S. and international financial markets affect the sale and profitability of our annuity products. In general, sales of variable annuities decrease when financial markets are declining or experiencing a higher than normal level of volatility over an extended period of time. Therefore, weak and/or volatile financial market performance may adversely affect sales of our variable annuity products to potential customers, may cause current customers to withdraw or reduce the amounts invested in our variable annuity products and may reduce the market value of existing customers’ investments in our variable annuity products, in turn reducing the amount of variable annuity fee revenues generated. In addition, some of our variable annuity contracts offer guaranteed minimum death benefit features, which provide for a benefit if the contractholder dies and the contract value is less than a specified amount. A decline in the financial markets could cause the contract value to fall below this specified amount, increasing our exposure to losses from variable annuity products featuring guaranteed minimum death benefits. Declining or volatile financial markets may also impact the amortization of deferred policy acquisition costs.

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

During or following an economic downturn, our municipal bond portfolio could be subject to a higher risk of default or impairment due to declining municipal tax bases and revenue. States are currently barred from seeking protection in federal bankruptcy court. However, federal legislation could possibly be enacted to allow states to declare bankruptcy in connection with deficit reductions or mounting unfunded pension liabilities, which could adversely impact the value of our investment portfolio.

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

Underwriting results of property and casualty insurers are subject to weather and other conditions prevailing in an accident year. While one year may be relatively free of major weather or other disasters -- not all of which are designated by the insurance industry as a catastrophe, another year may have numerous such events causing results for such a year to be materially worse than for other years.

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

Based on 2010 direct premiums earned, approximately 58% of the total annual premiums for our property and casualty business were for policies issued in the ten largest states in which our insurance subsidiaries write property and casualty coverage. Included in this top ten group are certain states which are considered to be more prone to catastrophe occurrences: California, Florida, North Carolina, Texas, Louisiana, South Carolina and Georgia.

As an ongoing practice, we attempt to manage our exposure to catastrophes, as well as our exposure to non-catastrophe weather and other property loss risks. Reductions in property and casualty business written in catastrophe-prone areas, including an additional risk reduction program initiated in Florida in 2010, may have a negative impact on near-term business growth and results of operations.

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

Although we limit participation in our reinsurance programs to reinsurers with high financial strength ratings and also limit the amount of coverage from each reinsurer, our insurance subsidiaries cannot guarantee that their reinsurers will pay in a timely fashion, if at all. Reinsurers may become financially unsound by the time that they are called upon to pay amounts due, which may not occur for many years. In the case of the Florida Hurricane Catastrophe Fund (“FHCF”), financial deficits and difficulties in accessing the capital markets may require the FHCF to make additional assessments against participating insurers. Additional coverage made available by the FHCF to the insurance industry in future contract periods could increase the likelihood of assessments in periods following significant hurricane losses.

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

Many scientists indicate that the world’s overall climate is getting warmer. Climate change, to the extent it produces rising temperatures and changes in weather patterns, could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of our catastrophe reinsurance coverage, and our results of operations. Our risks related to catastrophic events and reinsurance are disclosed in more detail above. If an increase in weather events and/or wildfires were to occur, in addition to the attendant increase in claim costs, which could adversely impact our results of operations and financial condition, concentrations of insurance risk could impact our ability to make homeowners insurance available to our customers. This could adversely impact our volume of business and our results of operations or cash flows. New laws and regulations that may be implemented as a result of climate change also could have an adverse impact on our cost of doing business and our results of operations or cash flows.

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

At December 31, 2010, we had $47.4 million of goodwill recorded on our consolidated balance sheet. Goodwill was recorded when the Company was acquired in 1989 and when Horace Mann Property & Casualty Insurance Company was acquired in 1994, in both instances reflecting the excess of cost over the fair market value of net assets acquired. The December 31, 2010 balance was evaluated for impairment, as described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies”, with no impairment charge resulting from such assessment. If an evaluation of the Company’s fair value or of the Company’s segments’ fair value indicated that all or a portion of the goodwill balance was impaired, the Company would be required to write off the impaired portion. Such a write-off could have an adverse effect on our results of operations and financial condition.

Any downgrade in or adverse change in outlook for our claims-paying ratings, financial strength ratings or credit ratings could adversely affect our financial condition and results of operations.

Claims-paying ratings and financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies. In the evolving 403(b) annuity market, school districts and benefit consultants have been placing increased emphasis on the relative financial strength ratings of competing companies. Each rating agency reviews its ratings periodically and from time to time may modify its rating criteria including, among other factors, its expectations regarding capital adequacy, profitability and revenue growth. A downgrade in the ratings or adverse change in the ratings outlook of any of our insurance subsidiaries by a major rating agency could result in a substantial loss of business for that subsidiary if school districts, policyholders or independent agents move their business to other companies having higher claims-paying ratings and financial strength ratings than we do. This loss of business could have a material adverse effect on the results of operations and financial condition of that subsidiary.

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

Insurance companies write business based, in part, upon guidelines including a ratio of premiums to surplus for property and casualty insurance companies and a ratio of surplus to reserves for life insurance companies. If our insurance subsidiaries cannot maintain profitability in the future or if significant investment valuation losses are incurred, they may be required to draw on their surplus in order to pay dividends to us to enable us to meet our financial obligations. As their surplus is reduced by the payment of dividends, continuing losses or both, our insurance subsidiaries’ ability to write business and maintain acceptable financial strength ratings could also be reduced. This could have a material adverse effect upon the business volume and profitability of our insurance subsidiaries.

If we are not able to effectively develop and expand our marketing operations, including agents and other points of distribution, our financial condition and results of operations could be adversely affected.

Since 2006, the Company has been transitioning from a single-person agent operation to its Agency Business Model, with agents in outside offices with licensed producers, designed to remove capacity constraints and increase productivity. Building on this foundation, in 2009 the Company began offering the opportunity for agents to be appointed by the Company as non-employee, independent contractor, Exclusive Agents.

Our success in marketing and selling our products is largely dependent upon the efforts of our full-time, dedicated agent sales force and the success of their agency operations. As we expand our business, we may need to expand the number of agencies marketing our products. If we are unable to appoint additional agents, fail to retain current agents, are unable to maintain the productivity of those agency operations or are unable to maintain market penetration in existing territories, sales of our products would likely decline and our financial condition and results of operations would be adversely affected.

If we are not able to maintain and secure (1) payroll reduction authorizations and (2) product sponsorships and other relationships with the educational community, our financial condition and results of operations could be adversely affected.

Our ability to successfully increase new business in the educator market is largely dependent on our ability to effectively access educators either in their school buildings or through other approaches. While this is especially true for the sale of 403(b) tax-qualified annuity products via payroll reduction, any significant decrease in access, either through fewer payroll slots, increased security measures or other causes could potentially adversely affect the sale of all lines of our business and require us to change our traditional worksite marketing and advertising approach. With the changes in the IRS regulations regarding Section 403(b) arrangements, including annuities, our ability to maintain and increase our share of the 403(b) market, and the access it gives us for other product lines, will depend on our ability to successfully compete in this market. School districts and benefit consultants have been placing additional emphasis on the relative financial strength ratings of competing companies, which may put us at a competitive disadvantage relative to other more highly-rated insurance companies. See also “Business -- Regulation -- Regulation at Federal Level”.

Our ability to maintain and obtain product and corporate sponsorships from, and/or marketing agreements with, local, state and national education associations is important to our marketing strategy. In addition to teacher organizations, we have established relationships with various other educator, principal, school administrator and school business official groups. These contacts and endorsements help to establish our brand name and presence in the educational community and to enhance our access to educators.

Economic and other factors affecting our niche market could adversely impact our financial condition and results of operations.

Horace Mann’s strategic objective is to become the company of choice in meeting the insurance and financial services needs of the educational community. With K-12 teachers, administrators, and support personnel representing a significant percentage of our business, the financial condition and results of operations of our subsidiaries could be more prone than many of our competitors to the effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues.

While the U.S. financial market and certain sectors of the economy have shown improvement over recent quarters, federal and state revenue shortages continue to pressure the budgets of many school districts. Teacher layoffs and early retirements have taken place in recent years and it is possible that additional reductions will occur in the near-term future. Similar to others in the insurance industry, the Company has experienced pressure on new business sales levels. And, the Company has had an increase in the number of customers who have suspended new deposits into their existing annuity contracts, perhaps largely due to their own personal employment and economic uncertainty. However, despite the economic headwinds, as of the time of this Annual Report on Form 10-K, the Company’s business retention, including retention of annuity accumulated values, remains strong; the level of annuity scheduled deposit suspension has moderated; and total annuity net fund flows continued to be positive in 2010, as they were throughout 2008 and 2009. However, there can be no assurance that these business factors will remain favorable.

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

The insurance industry consists of a large number of insurance companies, some of which have substantially greater financial resources, more diversified product lines, greater economies of scale and/or lower-cost marketing approaches, such as direct marketing, mail, Internet and telemarketing, compared to us. In our target market, we believe that the principal competitive factors in the sale of property and casualty insurance products are price, service, name recognition and education association sponsorships. We believe that the principal competitive factors in the sale of annuity products and life insurance are product features, perceived stability of the insurer, service, name recognition, price and education association sponsorships.

Particularly in the property and casualty business, our insurance subsidiaries are currently experiencing, and have experienced and expect to experience in the future, periods of intense competition during which they may be unable to increase policyholders and revenues without adversely impacting profit margins. The inability of an insurance subsidiary to compete successfully in the property and casualty business would adversely affect its financial condition and results of operations and its resulting ability to distribute cash to the holding company.

In our annuity business, the revised Internal Revenue Service (“IRS”) Section 403(b) regulations, which generally took effect January 1, 2009, make the 403(b) market more similar to the 401(k) market than it was in the past. While this may drive some competitors out of this market, it may make the 403(b) market more attractive to some of the larger companies experienced in 401(k) plans, including both insurance and mutual fund companies, that had not previously been active competitors in this business. The inability of an insurance subsidiary to compete successfully in these markets would adversely affect its financial condition and results of operations and its resulting ability to distribute cash to the holding company.

A reduction or elimination of the tax advantages of life and annuity products and/or a change in the tax benefits of various government-authorized retirement programs, such as 403(b) annuities and individual retirement accounts (“IRAs”), could make our products less attractive to clients and adversely affect our operating results.

A significant part of our annuity business involves fixed and variable 403(b) tax-qualified annuities, which are annuities purchased voluntarily by individuals employed by public school systems or other tax-exempt organizations. Our financial condition and results of operations could be adversely affected by changes in federal and state laws and regulations that affect the relative tax and other advantages of our life and annuity products to clients or the tax benefits of programs utilized by our customers. As a result of economic conditions in 2008, 2009, 2010 and as of the time of this Annual Report on Form 10-K, revenue challenges exist at federal, state and local government levels. These challenges could increase the risk of future adverse impacts on current tax advantaged products. See also “Business -- Regulation-- Regulation at Federal Level”.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law by President Obama. The law creates a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO is charged with monitoring and providing specific reports on various aspects of the insurance industry, but it does not have general supervisory or regulatory authority over the business of insurance. While the law creates new opportunities for federal monitoring and limited intervention in the regulation of the insurance industry, and the FIO’s reports and recommendations may create new pressures for broader federal regulatory authority over the insurance industry longer term, management does not expect the current provisions of the law to have a significant effect on the Company. Management will continue to monitor developments under this law. Additional regulations could adversely affect the efficiency and effectiveness of business processes, financial condition and results of operations of the Company, insurers of similar size and/or the insurance industry as a whole.

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

Unauthorized access to our customer or employee data or other breaches of data security in our facilities, networks or databases, or those of our agents or third-party vendors, could result in loss or theft of data and information or systems interruptions that may expose the Company to liability and/or regulatory action and may have an adverse impact on the Company’s customers, employees and business. In addition, any compromise of the security of our data could harm the Company’s reputation and business. We have designed, implemented and routinely test industry-compliant procedures for protection of confidential information and sensitive corporate data, including rapid response procedures to help contain or prevent data loss if a breach were to occur. We have also implemented multiple technical security protections and contractual obligations regarding security breaches for our agents and third-party vendors. Even with these efforts, there can be no absolute assurances that security breaches will be prevented.

Successful execution of our growth strategy is highly dependent on effective implementation of new technology solutions.

Our ability to effectively execute our business growth strategy and leverage potential economies of scale is dependent on our ability to provide the requisite technology components of that strategy. While we have effectively upgraded our infrastructure technologies with improvements in our data center, a new communications platform and enhanced disaster recovery capabilities, our ability to build upon this foundation and replace dated, single-function legacy systems with fully functional, flexible, maintainable and user-friendly technology solutions, including current efforts underway to replace major components of our property and casualty administrative system, will be necessary to achieve our plans. The inherent difficulty in implementing large technology solutions, coupled with the Company’s lack of experience in these types of endeavors, presents increased risk to delivering these technology solutions in a timely and cost-effective manner. Utilization of third-party vendors can augment the Company’s internal capacity for these implementations, but may not reduce the risks of timely and cost effective delivery.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.     Properties

HMEC’s home office property at 1 Horace Mann Plaza in Springfield, Illinois, consists of an office building totaling 230,000 square feet, approximately 215,000 square feet of which is office space, which is owned by the Company. Also in Springfield, the Company owns and leases some smaller buildings at other locations. In addition, the Company leases office space in suburban Dallas, Texas, and Raleigh, North Carolina, for its claims operations and leases office space in a number of states related to its field marketing operations. These properties, which are utilized by all of the Company’s business segments, are adequate and suitable for the Company’s current and anticipated future needs.

ITEM 3.     Legal Proceedings

At the time of this Annual Report on Form 10-K, the Company is not party to any pending legal proceedings other than immaterial routine litigation incidental to its business.

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

	Market Price		Dividend
Fiscal Period	High	Low	Paid
2010:
Fourth Quarter	$19.50	$16.07	$0.1100
Third Quarter	18.17	14.62	0.0800
Second Quarter	17.98	13.57	0.0800
First Quarter	15.34	11.16	0.0800
2009:
Fourth Quarter	$14.81	$11.51	$0.0800
Third Quarter	14.76	9.53	0.0525
Second Quarter	10.70	7.76	0.0525
First Quarter	11.33	6.09	0.0525

The payment of dividends in the future is subject to the discretion of the Board of Directors of HMEC and will depend upon general business conditions, legal restrictions and other factors the Board of Directors may deem to be relevant. See also “Business -- Cash Flow”.

Stock Price Performance Graph

The graph below compares cumulative total return* of Horace Mann Educators Corporation, the S&P 500 Insurance Index and the S&P 500 Index. The graph assumes $100 invested on December 31, 2005 in HMEC, the S&P 500 Insurance Index and the S&P 500 Index.

	12/05	12/06	12/07	12/08	12/09	12/10

HMEC	$100	$109	$104	$52	$72	$106
S&P 500 Insurance Index	100	111	104	44	50	58
S&P 500 Index	100	116	122	77	97	112

*

The S&P 500 Index and the S&P 500 Insurance Index, as published by Standard and Poor’s Corporation (“S&P”), assume an annual reinvestment of dividends in calculating total return. Horace Mann Educators Corporation assumes reinvestment of dividends when paid.

Holders and Shares Issued

As of February 15, 2011, the approximate number of holders of HMEC’s common stock was 8,200.

During 2010, options were exercised for the issuance of 263,206 shares, 0.7% of the Company’s common stock shares outstanding at December 31, 2009. The Company received $4.2 million as a result of these option exercises, including related federal income tax benefits.

The equity compensation plan information required by Item 201(d) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 6.     Selected Financial Data

The information required by Item 301 of Regulation S-K is contained in the table in Item 1 -- “Business -- Selected Historical Consolidated Financial Data”.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

a.)    Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K.

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

Management of Horace Mann conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on this evaluation, management, including our chief executive officer and our chief financial officer, determined that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, as stated in their report listed on page F-1 of this Annual Report on Form 10-K.

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

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 407(d)(4) and 407(d)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

Horace Mann Educators Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and all other employees of the Company. In addition, the Board of Directors of Horace Mann Educators Corporation has adopted the code of ethics for its Board members as it applies to each Board member’s business conduct on behalf of the Company. The code of ethics is posted on the Company’s website, www.horacemann.com, under “Investors -- Corporate Governance”. In addition, amendments to the code of ethics and any grant of a waiver from a provision of the code of ethics requiring disclosure under applicable SEC rules will be disclosed at the same location as the code of ethics on the Company’s website.

ITEM 11.   Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

ITEM 14.   Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)(1)      The following consolidated financial statements of the Company are contained in the Index to Financial Information on page F-1 of this report:

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

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

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.7(a)*

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

10.10*

Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.12*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated October 6, 2010, filed with the SEC on October 8, 2010.

10.13*

Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.14*

Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.14(a)*

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

Copies of Form 10-K, Exhibits to Form 10-K, Horace Mann Educators Corporation’s Code of Ethics and charters of the committees of the Board of Directors are available through the Investors section of the Company’s Internet website, www.horacemann.com. Copies also may be obtained by writing to Investor Relations, Horace Mann Educators Corporation, 1 Horace Mann Plaza, C-120, Springfield, Illinois 62715-0001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Horace Mann Educators Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION

/s/ Peter H. Heckman
Peter H. Heckman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Horace Mann Educators Corporation and in the capacities and on the date indicated.

Principal Executive Officer:	Directors:

/s/ Peter H. Heckman	/s/ Gabriel L. Shaheen
Peter H. Heckman	Gabriel L. Shaheen, Chairman of the Board of Directors
President, Chief Executive Officer and a Director

/s/ Mary H. Futrell
Mary H. Futrell, Director

/s/ Stephen J. Hasenmiller
Principal Financial Officer:	Stephen J. Hasenmiller, Director

/s/ Dwayne D. Hallman	/s/ Ronald J. Helow
Dwayne D. Hallman	Ronald J. Helow, Director
Executive Vice President and Chief Financial Officer

/s/ Roger J. Steinbecker
Roger J. Steinbecker, Director

/s/ Robert Stricker
Principal Accounting Officer:	Robert Stricker, Director

/s/ Bret A. Conklin	/s/ Charles R. Wright
Bret A. Conklin	Charles R. Wright, Director
Senior Vice President and Controller

Dated: February 28, 2011

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

•

Fluctuations in the fair value of securities in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital through either realized or unrealized investment losses, as well as the potential impact on the ability of the Company’s insurance subsidiaries to distribute cash to the holding company and/or need for the holding company to make capital contributions to the insurance subsidiaries. In addition, the impact of fluctuations in the financial market on the Company’s defined benefit pension plan assets and the related after-tax effect on the Company’s operating expenses, shareholders’ equity and total capital.

•

Prevailing interest rate levels, including the impact of interest rates on (1) unrealized gains and losses in the Company’s investment portfolio and the related after-tax effect on the Company’s shareholders’ equity and total capital, (2) the book yield of the Company’s investment portfolio, (3) the Company’s ability to maintain appropriate interest rate spreads over the fixed rates guaranteed in the Company’s life and annuity products and (4) amortization of deferred policy acquisition costs.

•

The impact of fluctuations in the financial market on the Company’s variable annuity fee revenues, amortization of deferred policy acquisition costs, and the level of guaranteed minimum death benefit reserves.

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

•

The Company’s risk exposure to catastrophe-prone areas. Based on full year 2010 property and casualty direct earned premiums, the Company’s ten largest states represented 58% of the segment total. Included in this top ten group are certain states which are considered more prone to catastrophe occurrences: California, Florida, North Carolina, Texas, Louisiana, South Carolina and Georgia.

•	The potential near-term, adverse impact of underwriting actions to mitigate the Company’s risk exposure to catastrophe-prone areas on premium, policy and earnings growth.
•	The ability of the Company to maintain a favorable catastrophe reinsurance program considering both availability and cost; and the collectibility of reinsurance receivables.
•	Adverse development of property and casualty loss and loss adjustment expense reserve experience and its impact on estimated claims and claim expenses for losses occurring in prior years.
•

Climate change, to the extent it produces rising temperatures and changes in weather patterns, which could impact the frequency and/or severity of weather events and wildfires, the affordability and availability of catastrophe reinsurance coverage, and the Company’s ability to make homeowners insurance available to its customers.

•

Adverse changes in market appreciation, interest spreads, business persistency and policyholder mortality and morbidity rates and the resulting impact on both estimated reserves and the amortization of deferred policy acquisition costs.

•	Adverse results from the assessment of the Company’s goodwill asset requiring write off of the impaired portion.
•	The Company’s ability to maintain favorable claims-paying ability ratings.
•	The Company’s ability to maintain favorable financial strength and debt ratings.
•	The impact of fluctuations in the capital markets on the Company’s ability to refinance outstanding indebtedness or repurchase shares of the Company’s common stock.
•

The Company’s ability to develop and expand its marketing operations, including agents and other points of distribution, as well as the Company’s ability to maintain and obtain sponsorships by and/or marketing agreements with local, state and national education associations.

•

The competitive impact of Section 403(b) tax-qualified annuity regulations, including (1) their potential to lead plan sponsors to further restrict the number of providers and (2) the possible increased competition within the 403(b) market from larger companies experienced in 401(k) plans.

•

The effects of economic forces and other issues affecting the educator market including, but not limited to, federal, state and local budget deficits and cut-backs and adverse changes in state and local tax revenues. The effects of these forces include, among others, teacher layoffs and early retirements, as well as individual concerns regarding employment and economic uncertainty.

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

•	Changes in federal and state laws and regulations, which affect the relative tax advantage of certain investments or which affect the ability of debt issuers to declare bankruptcy or restructure debt.
•	The cyclicality of the insurance industry and the related effects of changes in price competition and industry-wide underwriting results.
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

For 2010, the Company’s net income of $80.9 million represented an increase of $7.4 million compared to 2009 primarily due to net income growth in the annuity and life segments. After-tax net realized investment gains decreased by $1.8 million between years. Annuity segment net income increased 49%, or $10.4 million, compared to 2009, largely reflecting improvements in the interest margin and contract charges and fees, and also benefitting from the second quarter 2010 $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income increased 10%, or $1.8 million, compared to a year earlier, primarily due to growth in investment income which more than offset an increase in mortality costs. For the property and casualty segment, net income decreased 10%, or $3.0 million, compared to 2009, as favorable current accident year underwriting results in the voluntary automobile line were more than offset by unfavorable current year results in the property line. Compared to 2009, net income in the current year benefitted by $5.7 million due to an increase in the level of favorable prior years’ property and casualty reserve development. Catastrophe costs increased $10.5 million after tax compared to 2009. Net income in 2010 also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida which reduced net income by approximately $5 million compared to 2009. The property and casualty segment net income for 2010 included a charge of $1.5 million after tax to write off software development costs related to its property insurance administrative system. The Company’s net income for 2010 included a charge of $1.2 million after tax related to the accelerated accrual of certain pension benefits, incentive compensation and other stock-based awards earned by the previous Chief Executive Officer who retired in the fourth quarter. The Company’s net income for 2009 included a charge of $3.5 million after tax related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment, with substantially all of the amount incurred in the first three months of the year. Including all factors, the property and casualty combined ratio was 100.9% for 2010 compared to 99.5% for the same period in 2009.

Premiums written and contract deposits of $1.1 billion increased 5% compared to 2009, driven by the increase in annuity deposit receipts. Following notably increased levels of receipts in 2009, annuity deposits received increased 13% compared to 2009, including an increase of 32% in single deposit and rollover receipts in the current year. Property and casualty segment premiums written were comparable to 2009. Total new automobile sales units and true new auto sales units for 2010 were 8% and 10% less, respectively, than in 2009. The full year premium impact of the automobile new business decrease and the overall decrease in automobile and homeowners policies in force was offset primarily by growth in average premium per policy for both automobile and homeowners in 2010. Life segment insurance premiums and contract deposits decreased 1% compared to 2009.

The Company’s book value per share was $22.19 at December 31, 2010, an increase of 21% compared to 12 months earlier, reflecting net income for the year and the improvement in unrealized investment gains and losses due to a combination of a decline in interest rates and, to a lesser degree, narrowing of credit spreads.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company’s management to make estimates and assumptions based on information available at the time the consolidated financial statements are prepared. These estimates and assumptions affect the reported amounts of the Company’s consolidated assets, liabilities, shareholders’ equity and net income. Certain accounting estimates are particularly sensitive because of their significance to the Company’s consolidated financial statements and because of the possibility that subsequent events and available information may differ markedly from management’s judgments at the time the consolidated financial statements were prepared. Management has discussed with the Audit Committee the quality, not just the acceptability, of the Company’s accounting principles as applied in its financial reporting. The discussions generally included such matters as the consistency of the Company’s accounting policies and their application, and the clarity and completeness of the Company’s consolidated financial statements, which include related disclosures. For the Company, the areas most subject to significant management judgments include: fair value measurements, other-than-temporary impairment of investments, goodwill, deferred policy acquisition costs for annuity and interest-sensitive life products, liabilities for property and casualty claims and claim expenses, liabilities for future policy benefits, deferred taxes and valuation of assets and liabilities related to the defined benefit pension plan.

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

Valuation of Fixed Maturity and Equity Securities

For fixed maturity securities, each month the Company receives prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers and sometimes by its custodian bank. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, sector groupings, matrix pricing, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2010. The remainder of the portfolio was priced by broker-dealers. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during 2010.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2010.

At December 31, 2010, Level 3 invested assets comprised approximately 0.9% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments” listed on page F-1 of this report.

Other-than-temporary Impairment of Investments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if the Company has the intent to sell the fixed maturity security, or if it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery of the amortized cost basis or if management does not expect to recover the entire cost basis of the fixed maturity security, an other-than-temporary impairment is considered to have occurred. For equity securities, if the Company does not have the ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in the amortized cost basis; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for the credit-related loss portion associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes, unless the Company has the intent to sell the security or if it is more likely than not the Company will be required to sell the security before the anticipated recovery of the amortized cost basis.

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

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2010. The first step of the Company’s analysis indicated that fair value exceeded carrying value for each reporting unit. Management’s determination of the fair value of each reporting unit incorporated multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

As part of the Company’s December 31, 2010 goodwill analysis, the Company compared the fair value of the aggregated reporting units to the market capitalization of the Company. The difference between the aggregated fair value of the reporting units and the market capitalization of the Company was attributed to transaction premium. The amount of the transaction premium was determined to be reasonable based on insurance industry and Company-specific facts and circumstances.

Subsequent reviews of goodwill could result in impairment due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At December 31, 2010, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.10 million and $0.20 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations for the Three Years Ended December 31, 2010 -- Policy Acquisition Expenses Amortized”.

Liabilities for Property and Casualty Claims and Claim Expenses

Underwriting results of the property and casualty segment are significantly influenced by estimates of the Company’s ultimate liability for insured events. There is a high degree of uncertainty inherent in the estimates of ultimate losses underlying the liability for unpaid claims and claim settlement expenses. This inherent uncertainty is particularly significant for liability-related exposures due to the extended period, often many years, that transpires between a loss event, receipt of related claims data from policyholders and ultimate settlement of the claim. Reserves for property and casualty claims include provisions for payments to be made on reported claims (“case reserves”), claims incurred but not yet reported (“IBNR”) and associated settlement expenses (together, “loss reserves”). The process by which these reserves are established requires reliance upon estimates based on known facts and on interpretations of circumstances, including the Company’s experience with similar cases and historical trends involving claim payments and related patterns, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The Company calculates and records a single best estimate of the reserve (which is equal to the actuarial point estimate) as of each balance sheet date.

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” listed on page F-1 of this report. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on reserves as of December 31, 2010. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	December 31, 2010			December 31, 2009
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$71.4	$129.0	$200.4	$74.0	$133.7	$207.7
Automobile other	5.4	2.1	7.5	5.3	1.8	7.1
Homeowners	9.2	62.5	71.7	10.3	49.6	59.9
All other	4.0	18.0	22.0	5.9	20.4	26.3
Total	$90.0	$211.6	$301.6	$95.5	$205.5	$301.0

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At December 31, 2010, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income in 2010 by approximately $13.3 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2008 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at December 31, 2010.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2010 is located in “Business -- Property and Casualty Segment -- Property and Casualty Reserves”. Information regarding property and casualty reserve reestimates for each of the three years ended December 31, 2010 is located in “Results of Operations for the Three Years Ended December 31, 2010 -- Benefits, Claims and Settlement Expenses”.

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

The Company’s cost estimates for its defined benefit pension plan are determined annually based on assumptions which include the discount rate, expected return on plan assets, anticipated retirement rate and estimated lump sum distributions. A discount rate of 4.58% was used by the Company for estimating accumulated benefits under the plan at December 31, 2010, which was based on the average yield for long-term, high grade securities having maturities generally consistent with the defined benefit pension payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve. The expected annual return on plan assets assumed by the Company at December 31, 2010 was 7.5%. The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class. Management believes that it has adopted reasonable assumptions for investment returns, discount rates and other key factors used in the estimation of pension costs and asset values.

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

Results of Operations for the Three Years Ended December 31, 2010

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2010	2009	Percent	Amount	2008
Property & casualty
Automobile and property (voluntary)	$ 553.2	$ 550.2	0.5%	$ 3.0	$542.2
Involuntary and other property & casualty	3.9	3.3	18.2%	0.6	3.7
Total property & casualty	557.1	553.5	0.7%	3.6	545.9
Annuity deposits	395.5	349.8	13.1%	45.7	311.7
Life	99.4	100.4	-1.0%	(1.0)	102.5
Total	$1,052.0	$1,003.7	4.8%	$48.3	$960.1

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2010	2009	Percent	Amount	2008
Property & casualty
Automobile and property (voluntary)	$ 551.8	$ 544.1	1.4%	$ 7.7	$537.8
Involuntary and other property & casualty	4.0	3.2	25.0%	0.8	3.3
Total property & casualty	555.8	547.3	1.6%	8.5	541.1
Annuity	17.4	14.5	20.0%	2.9	17.7
Life	99.5	97.8	1.7%	1.7	99.7
Total	$ 672.7	$ 659.6	2.0%	$13.1	$658.5

For 2010, the Company’s premiums written and contract deposits increased $48.3 million, or 4.8% compared to 2009, driven by the increase in annuity single premium and rollover deposit receipts. For 2009, the Company’s premiums written and contract deposits increased $43.6 million, or 4.5%, compared to 2008, primarily reflecting increases in annuity single premium and rollover deposit receipts in 2009. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written increased 0.5%, or $3.0 million, in 2010. The automobile and homeowners average written premium per policy each increased compared to 2009, with the change in average premium for both lines somewhat moderated by the improved quality of the books of business. For the Company’s automobile and homeowners business, rate changes effective during 2010 averaged 7% and 11%, respectively, compared to 5% and 6%, respectively, during 2009. At December 31, 2010, there were 508,000 voluntary automobile and 252,000 homeowners policies in force, for a total of 760,000 policies, compared to a total of 790,000 policies at December 31, 2009 and 798,000 at December 31, 2008. The Company’s rate and risk mitigation actions have had a negative impact on its policy retention rates and, in some locations, its sales levels.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 90.5% at December 31, 2010 compared to 91.3% at December 31, 2009 and 91.1% at December 31, 2008. The property 12-month new and renewal policy retention rate was 86.7% at December 31, 2010 compared to 88.8% and 88.6% at December 31, 2009 and 2008, respectively, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written increased 0.1% ($0.3 million) compared to 2009. In 2009, voluntary automobile premium written increased 1.3% ($4.7 million) compared to 2008. In 2010, the average written and earned premium per policy increased 3% and 2%, respectively, nearly offset by the decline in policies in force. In 2009, the premium growth was driven by a modest increase in average written premium per policy and average earned premium per policy also increased modestly. Voluntary automobile policies in force at December 31, 2010 decreased 20,000 compared to December 31, 2009 and 27,000 compared to December 31, 2008. Educator and non-educator policies represented comparable portions of the 2010 decrease. The number of educator policies represented approximately 82% of the voluntary automobile policies in force at December 31, 2010.

Voluntary homeowners premium written increased 1.5% ($2.7 million) compared to 2009, net of catastrophe reinsurance premiums that were comparable to the prior year. In 2009, voluntary homeowners premium written increased 1.9% ($3.3 million) compared to 2008, despite a $3.2 million increase in catastrophe reinsurance premiums for 2009. The average written premium per policy increased 6% in 2010 compared to 2009, while average earned premium per policy increased 5%. Homeowners average written and earned premium per policy each increased 4% in 2009 compared to 2008. Homeowners policies in force at December 31, 2010 decreased 10,000 compared to December 31, 2009 and 11,000 compared to December 31, 2008. While educator policies continue to represent approximately three-fourths of the homeowners business at December 31, 2010, growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. As of December 31, 2010, approximately 4,700 of the policies in the non-renewal program had been terminated, with approximately 2,700 of those policies terminated at the customers’ request -- a favorable result that is ahead of management’s expected timing. In total, the Company’s December 31, 2010 policy count for Florida homeowners business decreased by approximately 5,500 compared to December 31, 2009. The Company’s agents will continue to work closely with customers to find coverage with other third-party companies that are continuing to underwrite property risks in Florida. While this program likely will continue to impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve underwriting results by 2012.

In 2010, total annuity deposits received increased 13.1% driven by the increase in single premium and rollover deposit receipts. Annuity deposits received increased 12.2% in 2009, also due to growth in single premium and rollover deposit receipts. In 2010, new deposits to variable accounts decreased 1.8%, or $2.0 million, and new deposits to fixed accounts increased 20.1%, or $47.7 million, compared to the prior year. In 2009, new deposits to variable accounts decreased 16.5%, or $22.2 million, and new deposits to fixed accounts increased 34.0%, or $60.3 million, compared to 2008. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Management continues to see benefits of being an active participant in the educator annuity market throughout the implementation of revised Internal Revenue Service Section 403(b) regulations that were effective January 1, 2009. Also, management believes that educators view the Company as having a recognized brand and providing personalized advice through agents with a local presence, leading to new business growth and strong annuity business persistency.

Total annuity accumulated cash value of $4.1 billion at December 31, 2010 increased 10.6% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. Total annuity accumulated cash value of $3.7 billion at December 31, 2009 increased 13.8% compared to year-end 2008, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. At December 31, 2010, the number of annuity contracts outstanding of 180,000 increased 1.1%, or 2,000 contracts compared to December 31, 2009 and increased 5.3%, or 9,000 contracts, compared to December 31, 2008.

Variable annuity accumulated balances at December 31, 2010 reflected growth of 12.2% compared to December 31, 2009, including the positive impact of financial market performance over the 12 months. Annuity segment contract charges earned increased 20.0%, or $2.9 million, compared to 2009, primarily reflecting the growth in variable annuity account values. Variable annuity accumulated balances at December 31, 2009 reflected growth of 27.1% compared to December 31, 2008, reflecting financial market performance -- which improved somewhat during the second and third quarters of 2009, followed by more notable improvement in the fourth quarter. Compared to 2008, full year 2009 annuity segment contract charges earned decreased 18.1%, or $3.2 million, reflecting the reduced account values throughout much of 2009.

Life segment premiums and contract deposits decreased $1.0 million, or 1.0%, compared to 2009. Life segment premiums and contract deposits for 2009 decreased $2.1 million, or 2.0%, compared to 2008. The ordinary life insurance in force lapse ratio was 4.8% for the 12 months ended December 31, 2010 compared to 5.4% for both the 12 months ended December 31, 2009 and 2008.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall decreases in automobile and home sales compared to a few years ago. In 2010, total new automobile sales units were 7.6% less than the prior year, while true new automobile sales were 10.2% less than in 2009. New homeowners sales units decreased 14.0% compared to 2009. Management believes that automobile and homeowners sales levels also have been negatively impacted by the Company’s rate actions. In addition, the sales decreases in both lines of business were exacerbated by the Company’s underwriting actions in Florida which were initiated in 2010.

In 2009, the Company’s annuity sales levels benefitted from revised IRS 403(b) regulations and increased 31.4% compared to 2008. Annuity sales levels in 2010 reflected the uncertainty regarding the impact of the economic recession on K-12 educator employment prospects. Driven by increases in single premium and rollover deposits, total annuity sales increased 14.8% for the year ended December 31, 2010. The Company’s new core scheduled deposit business (on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) decreased 33.2% compared to a year earlier, with the comparison reflecting higher than typical sales levels in 2009. More than offsetting this, single premium and rollover deposits for Horace Mann annuity products increased 32.0% compared to 2009. In 2010, sales for third-party vendor annuity products, a relatively minor component of total annuity sales, increased 7.1% compared to 2009. Sales of Horace Mann products by the Independent Agent distribution channel increased 33.3% compared to 2009, a comparison also impacted by 2010 growth in single premium and rollover deposits, as well as higher than typical sales levels in 2009.

Sales of new life insurance products have been adversely impacted by current economic conditions industry wide. The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009 and 2010 have helped to moderate the decline in proprietary life new business levels in 2010 compared to 2009. The 2010 decrease in total life sales of 8.1% was impacted by a 9.4% decrease in sales of third-party vendor products.

Combining all lines of business, the Company’s total new business sales increased 8.0% compared to 2009. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for 2010 increased 3.1% compared to the prior year.

Distribution System

At December 31, 2010, there was a combined total of 741 Exclusive Agencies and Employee Agents, compared to 716 at December 31, 2009 and 670 at December 31, 2008. At December 31, 2010, there were 457 Horace Mann Exclusive Agencies, an increase of 207 compared to December 31, 2009. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. Of the 457 Exclusive Agencies at the end of 2010, 220 were formed by previous Employee Agents and 237 were formed by new appointments. At December 31, 2010, in addition to the Exclusive Agencies, there were 284 Employee Agents. The Company continues its transformation of its agency force.

In 2006, the Company began the transition from single-person agent operations to its Agency Business Model (“ABM”), with Employee Agents in outside offices with licensed producers, designed to remove capacity constraints and increase productivity. Building on the initial foundation of ABM, in the fourth quarter of 2008 the Company expanded ABM and introduced its Exclusive Agent agreement which is designed to place agents in the position to become business owners and invest their own capital to grow their Horace Mann Exclusive Agencies. By January 1, 2009, the first 71 individuals migrated from being Employee Agents to functioning as independent Exclusive Agents. By December 31, 2010, approximately 70% of the Company’s agency force was operating in the Agency Business Model and over 60% operating under the Exclusive Agent agreement. See additional description in “Business -- Corporate Strategy and Marketing -- Dedicated Agency Force”.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 924 authorized agents at December 31, 2010. During 2010, this channel generated $70.1 million in annualized new annuity sales for the Company compared to $52.6 million in 2009 and $21.3 million in 2008, primarily reflecting increases in single and rollover deposit business.

Net Investment Income

For 2010, pretax investment income of $272.1 million increased 10.3%, or $25.3 million, (10.0%, or $16.8 million, after tax) compared to 2009. For 2009, pretax investment income of $246.8 million increased 7.2%, or $16.5 million, (7.2%, or $11.2 million, after tax) compared to 2008. For both years, the increases primarily reflected growth in the size of the average investment portfolio on an amortized cost basis, as well as improvement in the average pretax yield. Average invested assets increased 7.5% over the 12 months ended December 31, 2010. The average pretax yield on the investment portfolio was 5.77% (3.91% after tax) for 2010, compared to pretax yields of 5.63% (3.82% after tax) and 5.52% (3.75% after tax) for 2009 and 2008, respectively. The Company’s investment portfolio yield for 2010 reflected the positive impact of the reduced average level of short-term investments in the portfolio. On an ongoing basis, management continues to evaluate opportunities to further reduce the level of short-term investments by reinvesting funds in intermediate and long term bonds.

Net Realized Investment Gains and Losses

For 2010, net realized investment gains (pretax) were $23.8 million compared to net realized investment gains of $26.3 million in 2009 and net realized investment losses of $63.9 million in 2008. The net gains and losses in all periods were realized from ongoing investment portfolio management activity and the recording of impairment charges.

For the year ended December 31, 2010, the Company’s net realized investment gains of $23.8 million included $51.2 million of gross gains realized on security sales and calls partially offset by $20.6 million of realized losses on securities that were disposed of during 2010 and $6.8 million of other-than-temporary impairment write-downs on securities. Gains realized on security disposals in 2010 included $5.6 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs. In the fourth quarter of 2010, losses of $15.2 million were realized on security disposals, primarily related to commercial mortgage-backed securities risk reduction actions. In 2010, the other-than-temporary impairment write-downs were related primarily to securities that the Company intended to sell.

For the year ended December 31, 2009, the Company’s net realized investment gains of $26.3 million included $56.5 million of gross gains realized on security sales and calls partially offset by $21.3 million of other-than-temporary impairment write-downs on securities and $8.9 million of realized losses on securities that were disposed of during 2009. Gains realized on security disposals in 2009 included $7.3 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs, primarily financial sector securities. In 2009, the other-than-temporary impairment write-downs were primarily attributable to below investment grade perpetual preferred stocks, high-yield bonds and a single collateralized debt obligation security. Losses realized on security disposals were primarily related to financial institution and telecommunications sector securities.

For the year ended December 31, 2008, the Company’s net realized investment losses of $63.9 million included $53.1 million of other-than-temporary impairment write-downs on securities and $23.1 million of realized losses on securities that were disposed of during 2008 partially offset by $12.3 million of gross gains realized on security sales and calls. In 2008, the other-than-temporary impairment write-downs included approximately $25.4 million related to fixed maturity security and preferred stock impairments for which the issuer’s ability to pay future interest and principal based upon contractual terms was compromised -- namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and American International Group, Inc. The remaining amount of write-downs -- primarily of financial institution securities and high yield bonds -- was largely attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value. Losses realized on security disposals in 2008 were primarily related to financial sector securities and included $4.3 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

The Company, from time to time, sells invested assets subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of December 31, 2010 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2009, credit spreads improved across virtually all asset classes in 2010, with the Company’s commercial mortgage-backed securities and investment grade corporate bond portfolios showing the most significant improvement in net unrealized gains. However, the persisting uncertainty and resultant volatility in the financial market continued to have an adverse effect on the fair value of certain investments.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Banking and Finance	53	$339.0	$320.7	$18.3
Utilities	46	301.4	275.9	25.5
Energy	50	216.9	199.0	17.9
Insurance	21	116.9	104.9	12.0
Health Care	33	110.2	103.6	6.6
Metal and Mining	13	91.5	86.3	5.2
Broadcasting and Media	18	81.5	74.2	7.3
Telecommunications	24	80.7	72.4	8.3
Transportation	14	64.8	60.8	4.0
Natural Gas	12	58.5	52.4	6.1
All Other Corporates (1)	147	471.4	440.3	31.1

Total corporate bonds	431	1,932.8	1,790.5	142.3
Mortgage-backed securities
U.S. government and federally sponsored agencies	337	468.0	442.9	25.1
Commercial	102	282.0	282.6	(0.6)
Other	14	16.0	15.0	1.0
Municipal bonds	327	1,088.7	1,080.3	8.4
Government bonds
U.S.	8	497.5	512.7	(15.2)
Foreign	7	45.5	42.9	2.6
Collateralized debt obligations (2)	13	33.6	32.5	1.1
Asset-backed securities	91	351.4	333.8	17.6

Total fixed maturity securities	1,330	$4,715.5	$4,533.2	$182.3

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	5	$9.2	$7.3	$1.9
Real Estate	2	5.6	5.0	0.6
Utilities	4	5.1	5.0	0.1
Insurance	4	3.7	3.5	0.2
U.S. federally sponsored agencies	2	0.1	*	0.1
Common stocks
Technology	1	0.4	-	0.4
Cable and other	4	*	*	*

Total equity securities	22	$24.1	$20.8	$3.3

Total	1,352	$4,739.6	$4,554.0	$185.6

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Technology, real estate, miscellaneous, cable, automobiles and retail represented $268.6 million of fair value at December 31, 2010, with the remaining 13 classifications each representing less than $34 million.

(2)

Based on fair value, 75.0% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at December 31, 2010.

At December 31, 2010, the Company’s diversified fixed maturity securities portfolio consisted of 1,576 investment positions, issued by 1,330 entities, and totaled approximately $4.7 billion in fair value. This portfolio was 94.7% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At December 31, 2010, 94.5% of these combined portfolios were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Total Fair Value	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	28.2%	$1,330.6	$1,306.3
AA	17.9	842.9	819.1
A	23.2	1,091.9	1,028.5
BBB	25.4	1,197.6	1,126.6
BB	2.9	138.9	142.4
B	2.3	108.5	105.3
CCC or lower	0.1	5.0	5.0
Not rated (2)	-	0.1	*

Total fixed maturity securities	100.0%	$4,715.5	$4,533.2

Equity securities
AAA	-	-	-
AA	-	-	-
A	17.0%	$4.1	$4.5
BBB	55.6	13.4	12.4
BB	24.9	6.0	3.8
B	-	-	-
CCC or lower	0.4	0.1	*
Not rated (3)	2.1	0.5	0.1

Total equity securities	100.0%	$24.1	$20.8

*	Less than $0.1 million.
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

At December 31, 2010, the Company had $282.0 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with gross unrealized losses of $13.3 million and a net unrealized loss of $0.6 million. Compared to December 31, 2009, this net unrealized loss improved significantly, resulting in an overall fair value to amortized cost ratio of 99.8% at December 31, 2010, compared to 80% at December 31, 2009 and 67% at December 31, 2008. As a result of risk reduction actions during 2010, the Company reduced its holdings of conduit/fusion CMBS securities by $102 million of amortized cost, or 54%, resulting in a net realized loss of $18.6 million. While CMBS spreads have continued to improve, the spreads remained wide for lower-rated CMBS securities at December 31, 2010. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in ratings downgrades within the CMBS portfolio. At December 31, 2010, the Company’s CMBS portfolio was 91% investment grade, with an overall credit rating of A+, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	December 31, 2010			December 31, 2009
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	35	$93.1	$5.6	52	$104.3	$(3.7)
AA	30	79.8	2.0	25	68.7	(9.1)
A	20	64.3	0.4	32	65.1	(28.1)
BBB	8	19.2	(1.3)	11	16.5	(7.1)
BB and below	8	25.6	(7.3)	7	12.8	(19.5)

Total	101	$282.0	$(0.6)	127	$267.4	$(67.5)

Vintage
2003 and prior	8	$12.8	$0.1	14	$18.2	$(1.4)
2004	10	15.3	(0.1)	12	14.9	(3.9)
2005	17	56.3	(9.5)	36	67.5	(45.0)
2006	20	38.7	2.4	26	43.9	(13.7)
2007	19	51.9	3.1	18	41.0	(0.7)
2008	12	32.3	2.1	13	42.3	(2.2)
2009	7	38.6	2.3	8	39.6	(0.6)
2010	8	36.1	(1.0)	-	-	-

Total	101	$282.0	$(0.6)	127	$267.4	$(67.5)

Property type
Conduit/Fusion	37	$81.6	$(5.3)	77	$126.7	$(62.4)
Military housing	26	86.1	0.2	16	54.4	(5.4)
GNMA project loans	26	66.2	3.0	21	52.3	(0.4)
Cell tower	5	20.1	0.9	7	25.2	2.0
Credit tenant lease	1	12.0	*	-	-	-
Timber	4	8.3	0.6	3	4.8	*
Single borrower	2	7.7	*	3	4.0	(1.3)

Total	101	$282.0	$(0.6)	127	$267.4	$(67.5)

*	Less than $0.1 million.

At December 31, 2010, the Company had $348.2 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $20.2 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which have been broadly supported by government intervention and credit enhancement programs during the recent recession.

At December 31, 2010, the Company had $1,088.7 million fair value invested in municipal bonds with a net unrealized gain of $8.4 million. Of the geographically diversified municipal bond holdings, approximately 53% are tax-exempt and 71% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 35% of the value insured at December 31, 2010. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio was AA- at December 31, 2010.

At December 31, 2010, the fixed maturity securities and equity securities portfolios had a combined $68.5 million pretax of gross unrealized losses related to 342 positions. The following table provides information regarding all fixed maturity securities and equity securities that had an unrealized loss at December 31, 2010, including the length of time that the securities continuously have been in an unrealized loss position.

Investment Positions With Unrealized Losses Segmented by

Quality and Period of Continuous Unrealized Loss

As of December 31, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	240	$994.6	$1,034.6		$(40.0)
4 through 6 months	12	27.9	31.5		(3.6)
7 through 9 months	1	2.4	2.4		*
10 through 12 months	-	-	-		-
13 through 24 months	4	12.5	14.2		(1.7)
25 through 36 months	11	29.0	34.2		(5.2)
37 through 48 months	19	55.8	62.7		(6.9)
Greater than 48 months	3	10.6	11.7		(1.1)

Total	290	$1,132.8	$1,191.3		$(58.5)

Non-investment grade
3 Months or less	17	$16.0	$16.2		$(0.2)
4 through 6 months	2	1.3	1.4		(0.1)
7 through 9 months	1	0.7	0.7		*
10 through 12 months	1	10.2	10.9		(0.7)
13 through 24 months	2	3.2	3.9		(0.7)
25 through 36 months	10	15.0	15.7		(0.7)
37 through 48 months	9	24.5	31.6		(7.1)
Greater than 48 months	1	0.8	0.9		(0.1)

Total	43	$71.7	$81.3		$(9.6)

Not rated	-	-	-		-

Total fixed maturity securities	333	$1,204.5	$1,272.6		$(68.1)

Equity Securities (1)
Investment grade
3 Months or less	1	$0.1	$0.1	$	*
4 through 6 months	-	-	-		-
7 through 9 months	1	0.8	0.8		*
10 through 12 months	-	-	-		-
13 through 24 months	1	3.4	3.7		(0.3)
25 through 36 months	-	-	-		-
37 through 48 months	3	2.4	2.5		(0.1)
Greater than 48 months	-	-	-		-

Total	6	6.7	7.1		(0.4)
Non-investment grade, all 37 through 48 months	1	*	*		*
Not rated, all 4 through 6 months	2	0.1	0.1		*

Total equity securities	9	$6.8	$7.2		$(0.4)

Total fixed maturity securities and equity securities	342	$1,211.3	$1,279.8		$(68.5)

*	Less than $0.1 million.
(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 12 were trading below 80% of book value at December 31, 2010 and were not considered other-than-temporarily impaired. The table below provides additional information regarding these securities. These positions included structured securities and perpetual preferred stocks.

Investment Positions With Fair Value Below 80% of Amortized Cost or Cost

Segmented by Quality and Period of Continuous Valuation Below 80%

As of December 31, 2010

Fixed Maturity Securities	Number of Positions	Fair Value	Amortized Cost or Cost	Pretax Unrealized Loss
Investment grade
3 Months or less	1	$1.0	$1.3	$(0.3)
4 through 6 months	-	-	-	-
7 through 9 months	1	2.5	3.3	(0.8)
10 through 12 months	-	-	-	-
13 through 24 months	1	0.7	1.4	(0.7)
25 through 36 months	3	12.7	16.3	(3.6)
Greater than 36 months	-	-	-	-

Total	6	16.9	22.3	(5.4)
Non-investment grade, all 25 through 36 months	4	18.0	24.4	(6.4)
Not rated	-	-	-	-

Total fixed maturity securities	10	$34.9	$46.7	$(11.8)

Equity Securities (1)
Investment grade	-	-	-	-
Non-investment grade, all 3 months or less	1	*	*	*
Not rated, all 4 through 6 months	1	*	*	*

Total equity securities	2	*	*	*

Total fixed maturity securities and equity securities	12	$34.9	$46.7	$(11.8)

*	Less than $0.1 million.
(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

The 12 securities with fair values below 80% of book value at December 31, 2010 represented approximately 0.7% of the Company’s total investment portfolio at fair value. Of the total securities trading below 80% of book value, 2 securities had fair values less than 50% of book value, representing less than 0.1% of the Company’s total investment portfolio, with a pretax unrealized loss of $0.7 million. There were no commercial mortgage-backed securities with fair value less than 50% of book value at December 31, 2010.

While the credit markets and credit spreads continued to improve across virtually all asset classes in 2010, contributing to the improvement in the Company’s gross unrealized loss position compared to December 31, 2009, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at December 31, 2010.

The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2010 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities.

For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost. Therefore, no impairment of these securities was recorded at December 31, 2010. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

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

Other Income

In August 2009, the State of North Carolina adopted legislation that created uncertainty about the ownership status of the accumulated surplus of the North Carolina Beach Plan (the “Plan”), hereafter to be known as the North Carolina Coastal Property Pool. The legislation provides that the accumulated surplus held shall be retained from year to year and members shall not be entitled to distributions of any portion of the surplus. The legislation also caps future assessments that may be levied against insurers. Based on the legislation and information available as of December 31, 2009, management determined that the Company’s $3.8 million equity interest in the accumulated surplus of the Plan was unrecoverable and recorded a write-off charge reflected within Other Income in the Consolidated Statements of Operations. There was no comparable charge in 2010 or 2008.

Benefits, Claims and Settlement Expenses

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2010	2009	Percent	Amount	2008

Property and casualty	$418.2	$407.1	2.7%	$11.1	$416.1
Annuity	1.3	(0.5)	N.M.	1.8	1.7
Life	55.3	52.1	6.1%	3.2	53.7

Total	$474.8	$458.7	3.5%	$16.1	$471.5

Property and casualty catastrophe losses, included above (1)	$49.2	$33.1	48.6%	$16.1	$73.9

N.M. – Not meaningful.

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Year Ended December 31,
	2010	2009	2008
Incurred claims and claim expenses:
Claims occurring in the current year	$438.7	$418.8	$434.2
Decrease in estimated reserves for claims occurring in prior years (2)	(20.5)	(11.7)	(18.1)

Total claims and claim expenses incurred	$418.2	$407.1	$416.1

Property and casualty loss ratio:
Total	75.2%	74.4%	76.9%
Effect of catastrophe costs, included above (1)	8.8%	6.1%	13.7%

(1)	Property and casualty catastrophe losses were incurred as follows:

	2010	2009	2008
Three months ended
March 31	$6.8	$4.5	$5.4
June 30	16.2	15.1	22.4
September 30 (a) (b)	17.5	12.3	36.2
December 31 (c)	8.7	1.2	9.9

Total full year	$49.2	$33.1	$73.9

(a)

The three months ended September 30, 2010 included unfavorable reserve development for catastrophes occurring in the first half of 2010 as follows: first quarter $1.2 million; second quarter $6.3 million.

(b)	The three months ended September 30, 2008 included unfavorable reserve development of $5.3 million for catastrophes occurring in the second quarter of 2008.
(c)	The three months ended December 31, 2008 included unfavorable reserve development of $7.0 million for hurricane catastrophes occurring in the third quarter of 2008.
(2)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs.

(Favorable)/unfavorable development of prior years’ reserves was recorded as follows:

	2010	2009	2008
Three months ended
March 31	$(4.5)	$(3.4)	$(2.7)
June 30	(2.8)	(2.1)	(2.4)
September 30	(7.3)	(2.8)	(6.3)
December 31	(5.9)	(3.4)	(6.7)

Total full year	$(20.5)	$(11.7)	$(18.1)

In 2010, the Company’s benefits, claims and settlement expenses increased $16.1 million, or 3.5%, compared to the prior year, primarily reflecting increases in property and casualty catastrophe losses and Florida sinkhole losses and an increase in life mortality costs, partially offset by favorable voluntary automobile loss experience for both the current and prior accident years. In 2009, the Company’s benefits, claims and settlement expenses of $458.7 million decreased 2.7%, or $12.8 million, compared to 2008. The change reflected a decrease in catastrophe losses partially offset by increases in large property losses, primarily sinkhole claims in Florida, automobile loss frequency, and non-catastrophe weather-related losses; a smaller decrease in estimated reserves for property and casualty claims occurring in prior years; and an increase in life mortality costs. In addition, for the automobile line the 2009 adverse comparison to the prior year included favorable loss experience in 2008, which reflected the impact of higher gas prices on miles driven that year.

For 2010, the favorable development of prior years’ property and casualty reserves of $20.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2009 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2008 and prior.

In 2009, favorable development of prior years’ property and casualty reserves of $11.7 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2008 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2006 and prior.

In 2008, favorable development of prior years’ property and casualty reserves of $18.1 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2007 loss reserve estimate, primarily driven by favorable voluntary automobile loss and loss adjustment expense emergence for accident years 2005 and prior.

For 2010, the voluntary automobile loss ratio of 68.5% decreased by 3.9 percentage points compared to 2009, including a 1.9 percentage point decrease due to the higher level of favorable development of prior years’ reserves in 2010 partially offset by a 0.2 percentage point increase in the impact of catastrophe losses for this line of business. The homeowners loss ratio of 89.0% for 2010 increased 10.4 percentage points compared to a year earlier, including a 7.8 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 25.4 percentage points of the homeowners loss ratio for 2010 compared to 17.6 percentage points for 2009. The homeowners loss ratio also reflected an increase in large property losses, primarily sinkhole claims in Florida. Excluding claim settlement expenses, Florida sinkhole losses incurred in 2010 of $20.1 million were $8.1 million higher than the Company’s experience in 2009. In addition to the above factors, the loss ratios in 2009 included costs of consolidating the Company’s claims offices. For total property and casualty, the $3.9 million of claims office consolidation costs incurred in 2009 represented 0.7 percentage points of the loss ratio for the period -- 0.8 percentage points for voluntary automobile and 0.4 percentage points for homeowners. For 2008, the voluntary automobile loss ratio was 68.0% and the homeowners loss ratio was 97.2%, including 40.4 percentage points due to catastrophe costs.

For the annuity segment, benefits in 2010 increased compared to 2009. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.3 million at December 31, 2010, compared to $0.5 million at December 31, 2009 and $1.3 million at December 31, 2008. The changes in this reserve in both 2010 and 2009 reflected the impact of financial market performance.

For the life segment, benefits in 2010 increased $3.2 million compared to a year earlier, primarily reflecting an increase in mortality costs in the current period. In 2009, life segment benefits decreased $1.6 million compared to 2008, as an increase in mortality costs in 2009 was more than offset by the change in benefit reserves.

Interest Credited to Policyholders

	Year Ended		Change From		Year Ended
	December 31,		Prior Year		December 31,
	2010	2009	Percent	Amount	2008

Annuity	$106.3	$100.0	6.3%	$6.3	$93.5
Life	40.4	39.4	2.5%	1.0	38.3

Total	$146.7	$139.4	5.2%	$7.3	$131.8

Compared to 2009, the current year increase in annuity segment interest credited reflected a 9.1% increase in average accumulated fixed deposits, partially offset by a 10 basis point decline in the average annual interest rate credited to 4.16%. Compared to 2008, the 2009 increase in annuity segment interest credited reflected a 7.5% increase in average accumulated fixed deposits, partially offset by a 2 basis point decline in the average annual interest rate credited to 4.26%. Life insurance interest credited increased in both 2010 and 2009 as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the years ended December 31, 2010, 2009 and 2008 were 196 basis points, 169 basis points and 154 basis points, respectively. The annuity net interest spread increased 27 basis points compared to 2009, reflecting both improvements in the Company’s investment portfolio yields and crediting rate actions. The Company’s investment portfolio yield for 2010 reflected the positive impact of the reduced average level of short-term investments in the portfolio. On an ongoing basis, management continues to evaluate opportunities to further reduce the level of short-term investments by reinvesting funds in intermediate and long term bonds. The 2009 annuity net interest spread increased 15 basis points compared to 2008, due to improvements in the Company’s investment portfolio yield.

As of December 31, 2010, fixed annuity account values totaled $2.7 billion, including $2.5 billion of deferred annuities. Of the deferred annuity account values, 28% had minimum guaranteed interest rates of 3% or lower while 63% had minimum guaranteed rates of 4.5% or greater. For $2.0 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $85.1 million for 2010 compared to $80.4 million and $79.1 million for the years ended December 31, 2009 and 2008, respectively. For December 31, 2010, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $2.4 million, primarily reflecting the impact of financial market performance and improved persistency more than offsetting the impact of investment gains related to this segment recognized in 2010. This compares to a decrease in amortization of $1.3 million from a similar evaluation at December 31, 2009, which primarily reflected the impact of financial market performance more than offsetting the impact of investment gains related to this segment recognized during the year. For the life segment, the December 31, 2010 evaluation of deferred policy acquisition costs resulted in a $0.5 million increase in amortization compared to a $0.9 million increase recorded as a result of the December 31, 2009 evaluation. The December 31, 2008 evaluations of annuity and life deferred policy acquisition costs resulted in amortization increases of $4.0 million and $0.2 million, respectively.

Operating Expenses

In 2010, operating expenses of $142.9 million increased 1.2%, or $1.7 million, compared to 2009. Expenses in 2010 included a charge of $2.2 million to write off software development costs related to the Company’s property insurance administrative system. This charge was borne by the property and casualty segment and represented 0.4 percentage points of that segment’s expense ratio for the full year. In addition, expenses in 2010 included approximately $1.8 million related to the accelerated accrual of certain pension benefits, incentive compensation and other stock-based awards earned by the Company’s previous Chief Executive Officer who retired in the fourth quarter. These costs were allocated to all of the Company’s segments. In 2009, operating expenses increased 6.6%, or $8.8 million, compared to 2008. The expense growth was driven primarily by higher incentive compensation expense, partly due to the increase in Horace Mann’s common stock price in 2009, and also included significant strategic distribution initiative investments. The 2010 property and casualty expense ratio of 25.7% increased 0.6 percentage point compared to the 2009 expense ratio of 25.1%, reflecting the items above impacting the total Company. In 2009, the majority of the costs related to investments in distribution initiatives were attributed to the property and casualty segment. The property and casualty expense ratio was 23.8% in 2008.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million and $5.3 million for the years ended December 31, 2009 and 2008, completing the amortization of the value of life and annuity business acquired in the 1989 acquisition of the Company in 2009 and 2008, respectively.

Income Tax Expense (Benefit)

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 27.3% and 29.0% for the years ended December 31, 2010 and 2009, respectively. In the second quarter of 2010, the Company recorded a $1.4 million reduction in its liability for uncertain tax positions, which benefitted the annuity segment. Income from investments in tax-advantaged securities reduced the effective income tax rate 7.8 and 7.4 percentage points for 2010 and 2009, respectively. For the year ended December

31, 2008, the Company recorded a tax benefit of $10.7 million on pretax income of $0.2 million, including net realized investment gains and losses. The 2008 amount included a reduction of $4.2 million as a result of the Internal Revenue Service (“IRS”) completing its examination of the 2002, 2004, 2005 and 2006 tax years in 2008. This reduction benefited the net income of the Company’s segments as follows: annuity segment $2.6 million, corporate and other segment $1.2 million, and property and casualty segment $0.4 million. Due to the reduced level of income in 2008, expression of the impact of income from investments in tax-advantaged securities as a percentage was not meaningful for that year.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

In the second quarter of 2010, the IRS published guidance regarding separate account (variable annuity) dividend received deductions for life insurance companies in which they advised (1) they would concede appeals related to the issue and not raise the issue on audit unless the taxpayer changed its methodology for computing the deduction, and (2) any changes in law regarding this deduction would be effective prospectively. As a result, the Company believes this issue is no longer an uncertain tax position and recorded a reduction of $1.4 million in the uncertain tax position liability related to the separate account dividend received deduction in the second quarter of 2010.

At December 31, 2010, the Company had federal income tax returns for the 2007 through 2010 tax years still open and subject to adjustment upon examination by taxing authorities. The Company has recorded $0.2 million of uncertain tax position liabilities including interest related to all open tax years as of December 31, 2010.

Net Income

For 2010, the Company’s net income of $80.9 million represented an increase of $7.4 million, compared to 2009 primarily due to net income growth in the annuity and life segments. After-tax net realized investment gains decreased by $1.8 million between years. Annuity segment net income increased 49%, or $10.4 million, compared to 2009, largely reflecting improvements in the interest margin and contract charges and fees, and also benefitting from the second quarter 2010 $1.4 million reduction in the Company’s liability for uncertain tax positions. Life segment net income increased 10%, or $1.8 million, compared to a year earlier, primarily due to growth in investment income which more than offset an increase in mortality costs. For the property and casualty segment, net income decreased 10%, or $3.0 million, compared to 2009, as favorable current accident year underwriting results in the voluntary automobile line were more than offset by unfavorable current year results in the property line. Compared to 2009, net income in the current year benefitted by $5.7 million due to an increase in the level of favorable prior years’ property and casualty reserve development. Catastrophe costs increased $10.5 million after tax compared to 2009. Net income in 2010 also was impacted adversely by an increase in large property losses, primarily sinkhole claims in Florida which reduced net income approximately $5 million compared to 2009. The property and casualty segment net income for 2010 included a charge of $1.5 million after tax to write off software development costs related to its property insurance administrative system. The Company’s net income for 2010 included a charge of $1.2 million after tax related to the accelerated accrual of certain pension benefits, incentive compensation and other stock-based awards earned by the previous Chief Executive Officer who retired in the fourth quarter. The

Company’s net income for 2009 included a charge of $3.5 million after tax related to its property and casualty claims office consolidation and marketing transition initiatives, primarily attributable to the property and casualty segment, with substantially all of the amount incurred in the first three months of the year. Including all factors, the property and casualty combined ratio was 100.9% for 2010 compared to 99.5% for the same period in 2009.

For 2009, the Company’s net income of $73.5 million represented an increase of $62.6 million compared to 2008. After-tax net realized investment gains and losses improved by $58.7 million between years. Catastrophe costs decreased $26.6 million after tax, with the entire amount in 2009 representing non-hurricane catastrophe costs which were at higher-than-average levels. Net income in 2009 was adversely impacted by an increase in large property losses, primarily sinkhole claims in Florida, and a late-year increase in automobile loss frequency. In addition, compared to 2008, net income in 2009 decreased by $4.2 million due to a modest decrease in the level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 99.5% for 2009 compared to 100.7% for 2008. Beyond underwriting results, in 2009 net income for the property and casualty segment was reduced by $2.5 million after tax as a result of writing off the Company’s equity interest in the accumulated surplus of the North Carolina Coastal Property Insurance Pool. Annuity segment net income increased $3.9 million compared to 2008, as improvements in the interest margin and the favorable impact of the financial market on the evaluations of deferred policy acquisition costs and the guaranteed minimum death benefit reserve offset the adverse impact of the financial market on the level of contract charges earned during 2009. Life segment net income increased $2.0 million compared to 2008, reflecting growth in investment income partially offset by an increase in mortality costs. As described above in “Income Tax Expense (Benefit)”, in 2008 the Company’s net income benefited by $4.2 million as a result of the completion of IRS examination, with $2.8 million of that amount benefiting the annuity segment. Net income in 2009 included transition costs of approximately $3.5 million after tax related to the Company’s property and casualty claims office consolidation and distribution strategies, comparable to the amount incurred in 2008 related to the property and casualty claims office consolidation.

For 2008, the Company’s net income of $10.9 million represented a decrease of $71.9 million compared to 2007, including a $39.3 million reduction in after-tax net realized investment gains and losses. Catastrophe costs increased $32.8 million after tax and non-catastrophe weather-related losses also increased significantly compared to the prior year. In addition, compared to 2007, net income in 2008 was negatively impacted by $1.2 million due to a modestly reduced level of favorable prior years’ property and casualty reserve development. Including all factors, the property and casualty combined ratio was 100.7% for 2008 compared to 91.9% for 2007. As described above in “Income Tax Expense (Benefit)”, net income for 2008 benefited by $4.2 million as a result of the completion of IRS examinations. Annuity segment net income decreased slightly compared to 2007, due to a decline in contract charges and fees nearly offset by the federal income tax benefit described above. On a pretax basis for the annuity segment, improvements in the interest margin in 2008 were offset by the adverse impact of the financial market on the level of contract charges earned, the evaluation of deferred policy acquisition costs and the Company’s guaranteed minimum death benefit reserve. Life segment net income decreased $0.9 million, or 5.2%, compared to a year earlier, as growth in earned premium of $2.3 million and investment income of $2.3 million was more than offset by higher mortality costs.

Net income by segment and net income per share were as follows:

	Year Ended December 31,		Change From Prior Year		Year Ended December 31,
	2010	2009	Percent	Amount	2008
Analysis of net income (loss) by segment:
Property and casualty	$27.0	$30.0	-10.0%	$(3.0)	$28.1
Annuity	31.6	21.2	49.1%	10.4	17.3
Life	20.2	18.4	9.8%	1.8	16.4
Corporate and other (1)	2.1	3.9	-46.2%	(1.8)	(50.9)

Net income	$80.9	$73.5	10.1%	$7.4	$10.9

Effect of catastrophe costs, after tax, included above	$(32.0)	$(21.5)	48.8%	$(10.5)	$(48.1)

Effect of realized investment gains (losses), after tax, included above	$15.4	$17.2	-10.5%	$(1.8)	$(41.5)

Diluted:
Net income per share	$1.97	$1.81	8.8%	$0.16	$0.27

Weighted average number of shares and equivalent shares (in millions)	41.0	40.5	1.2%	0.5	40.6

Property and casualty combined ratio:
Total	100.9%	99.5%	N.M.	1.4%	100.7%
Effect of catastrophe costs, included above	8.8%	6.1%	N.M.	2.7%	13.7%

N.M. - Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three years ended December 31, 2010, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, net income in 2010 and 2009 compared to the net loss in 2008 was due to the net realized investment gains in 2010 and 2009.

Return on average shareholders’ equity based on net income was 10%, 13% and 2% for the years ended December 31, 2010, 2009 and 2008, respectively.

The accounting guidance adopted by the Company effective January 1, 2010 and July 1, 2010 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Summary of Significant Accounting Policies -- Adopted Accounting Standards”. The adoptions did not have a material effect on the results of operations or financial position of the Company.

Outlook for 2011

At the time of this Annual Report on Form 10-K, management estimates that 2011 full year net income before realized investment gains and losses will be within a range of $1.75 to $1.95 per diluted share. This projection builds on the Company’s solid results in 2010 and anticipates an improvement of approximately 3 points in the property and casualty combined ratio driven by the property line, with catastrophe losses returning to historical levels, approximately 6% to 7% of total property and casualty premiums, and a significant reduction in Florida sinkhole losses, partially offset by a reduced amount of favorable development of prior years’ automobile reserves. Management expects that combined annuity and life earnings will be comparable to the strong levels delivered in 2010, including the assumption of an 8 to 10 percent increase in the S&P 500 Index. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At December 31, 2010, 2009 and 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations for the Three Years Ended December 31, 2010 -- Net Realized Investment Gains and Losses”, “Business -- Investments” and in the “Notes to Consolidated Financial Statements -- Note 2 -- Investments” listed on page F-1 of this report.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For 2010, net cash provided by operating activities decreased compared to 2009, primarily reflecting an increase in federal income tax payments in 2010.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2011 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $78 million. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in 2010. For the year ended December 31, 2010, receipts from annuity contracts increased $45.7 million, or 13.1% compared to 2009, as described in “Results of Operations for the Three Years Ended December 31, 2010 -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values were comparable to 2009. Cash value retentions for variable and fixed annuity options were 92.6% and 94.4%, respectively, for the year ended December 31, 2010.

Contractual Obligations

	Payments Due By Period As of December 31, 2010
	Total	Less Than 1 Year (2011)	1 - 3 Years (2012 and 2013)	3 - 5 Years (2014 and 2015)	More Than 5 Years (2016 and beyond)
Fixed annuities and fixed option of variable annuities (1)	$4,146.6	$157.5	$337.7	$361.6	$3,289.8
Supplemental contracts (1)	689.4	37.6	61.3	52.2	538.3
Life insurance policies (1)	2,427.0	78.6	165.2	170.5	2,012.7
Property and casualty claims and claim adjustment expenses (1)	301.6	185.7	94.9	17.6	3.4
Short-term Debt Obligations (2):
Bank Credit Facility
(expires December 19, 2011)	38.4	38.4	-	-	-
Long-Term Debt Obligations (2):
Senior Notes Due June 15, 2015	95.4	4.5	9.1	81.8	-
Senior Notes Due April 15, 2016	172.1	8.6	17.1	17.1	129.3
Operating lease obligations (3)	22.4	3.0	5.4	4.7	9.3
Purchase obligations	0.9	0.9	-	-	-

Total	$7,893.8	$514.8	$690.7	$705.5	$5,982.8

(1)	This information represents estimates of both the amounts to be paid to policyholders and the timing of such payments.
(2)	Includes principal and interest.
(3)

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices across the country and portions of the home office complex) and also for computer equipment and copy machines.

Estimated Future Policy Benefit and Claim Payments - Annuity and Life Segments

The following table duplicates information above and summarizes the Company’s annuity and life contractual obligations and commitments as of December 31, 2010 expected to be paid in the periods presented. Payment amounts reflect the Company’s estimate of undiscounted cash flows related to these obligations and commitments. Balance sheet amounts were determined in accordance with GAAP and in many cases differ significantly from the summation of undiscounted cash flows. The most significant difference relates to future policy benefits related to life insurance, which includes discounting.

	Estimated Payments by Period As of December 31, 2010
	Total	Less Than 1 Year (2011)	1 - 3 Years (2012 and 2013)	3 - 5 Years (2014 and 2015)	More Than 5 Years (2016 and beyond)
Fixed annuities and fixed option of variable annuities	$4,146.6	$157.5	$337.7	$361.6	$3,289.8
Supplemental contracts	689.4	37.6	61.3	52.2	538.3
Life insurance	2,427.0	78.6	165.2	170.5	2,012.7

Total	$7,263.0	$273.7	$564.2	$584.3	$5,840.8

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

Amounts presented in the table above represent the estimated cash payments to be made to policyholders undiscounted by interest and including assumptions related to the receipt of future premiums and deposits, future interest credited, full and partial withdrawals, policy lapses, surrender charges, annuitization, mortality, and other contingent events as appropriate to the respective product types. Additionally, coverage levels are assumed to remain unchanged from those provided under contracts in force at December 31, 2010. Separate Account payments are not reflected due to the matched nature of these obligations and the fact that the contract owners maintain the investment risk on such deposits.

See “Note 1 -- Summary of Significant Accounting Policies -- Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities” listed on page F-1 of this report for a description of the Company’s method for establishing life and annuity reserves in accordance with GAAP.

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

The following table includes estimated future claims and claims related payments at December 31, 2010. The amounts reported in the table are presented on a nominal basis, have not been discounted and represent the estimated timing of future payments for both reported and unreported claims incurred and related claim adjustment expenses.

	Estimated Payments by Period As of December 31, 2010
	Total	Less Than 1 Year (2011)	1 - 3 Years (2012 and 2013)	3 - 5 Years (2014 and 2015)	More Than 5 Years (2016 and beyond)
Claims and claim adjustment expenses	$301.6	$185.7	$94.9	$17.6	$3.4

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

The total capital of the Company was $1,117.7 million at December 31, 2010, including $199.7 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 23.6% of total capital excluding unrealized investment gains and losses (21.3% including unrealized investment gains and losses) at December 31, 2010, which was slightly below the Company’s long-term target of 25% and within a range consistent with the Company’s debt ratings assigned as of December 31, 2010.

Shareholders’ equity was $880.0 million at December 31, 2010, including a net unrealized gain in the Company’s investment portfolio of $109.7 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $715.4 million and $18.04, respectively, at December 31, 2010. Book value per share was $22.19 at December 31, 2010 ($19.42 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at December 31, 2010 is included in “Results of Operations for the Three Years Ended December 31, 2010 -- Net Realized Investment Gains and Losses”.

In 2007 and 2008, HMEC’s Board of Directors (“Board”) authorized share repurchase programs that authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. The Company repurchased shares in 2007 and 2008. As of June 30, 2008, the Company had completed all of its authorized share repurchase programs. See also “Notes to Consolidated Financial Statements -- Note 6 -- Shareholders’ Equity and Stock Options” listed on page F-1 of this report.

As of December 31, 2010, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” listed on page F-1 of this report. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of December 31, 2010, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in “Notes to Consolidated Financial Statements -- Note 5 -- Debt” listed on page F-1 of this report. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of December 31, 2010, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, which totaled 0.9% at December 31, 2010). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2010.

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

The Company’s ratio of earnings to fixed charges (with fixed charges including interest credited to policyholders on interest-sensitive contracts) for the years ended December 31, 2010, 2009 and 2008 was 1.7x, 1.7x and 1.0x, respectively. See also “Exhibit 12 -- Statement Regarding Computation of Ratios”. The Company’s ratio of earnings before interest expense to interest expense was 9.0x, 8.4x and 1.0x for the years ended December 31, 2010, 2009 and 2008, respectively.

Total shareholder dividends were $14.3 million for the year ended December 31, 2010. In March, May, September and December 2010, the Board of Directors announced regular quarterly dividends per share of $0.08, $0.08, $0.08 and $0.11, respectively.

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business -- Property and Casualty Segment -- Property and Casualty Reinsurance”.

Information regarding the reinsurance program for the Company’s life segment is located in “Business -- Life Segment”.

Financial Ratings

The Company’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best. These rating agencies have also assigned ratings to the Company’s long-term debt securities. The ratings that are assigned by these agencies can impact, among other things, the Company’s access to sources of capital, cost of capital, compliance with debt covenants and competitive position.

Assigned ratings as of February 15, 2011 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and were as follows (the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)		Debt Ratings (Outlook)
As of February 15, 2011
S&P (1)	A	(stable)	BBB	(stable)
Moody’s (1)	A3	(stable)	Baa3	(stable)
A.M. Best	A-	(stable)	bbb-	(stable)

(1)	This agency has not yet rated Horace Mann Lloyds.

Market Value Risk

Market value risk, the Company’s primary market risk exposure, is the risk that the Company’s invested assets will decrease in value. This decrease in value may be due to (1) a change in the yields realized on the Company’s assets and prevailing market yields for similar assets, (2) an unfavorable change in the liquidity of the investment, (3) an unfavorable change in the financial prospects of the issuer of the investment, or (4) a downgrade in the credit rating of the issuer of the investment. See also “Results of Operations for the Three Years Ended December 31, 2010 -- Net Realized Investment Gains and Losses”.

Significant changes in interest rates expose the Company to the risk of experiencing losses or earning a reduced level of income based on the difference between the interest rates earned on the Company’s investments and the credited interest rates on the Company’s insurance liabilities. See also “Results of Operations for the Three Years Ended December 31, 2010 -- Interest Credited to Policyholders”.

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

Through active investment management, the Company invests available funds with the objective of funding future obligations to policyholders, subject to appropriate risk considerations, and maximizing shareholder value. This objective is met through investments that (1) have similar characteristics to the liabilities they support; (2) are diversified among industries, issuers and geographic locations; and (3) are predominately investment-grade fixed maturity securities classified as available for sale. Currently, no derivatives are used to manage the exposure to interest rate risk in the investment portfolios. At December 31, 2010, approximately 20% of the fixed investment portfolio represented investments supporting the property and casualty operations and approximately 80% supported the annuity and life business. For discussions regarding the Company’s investments see “Results of Operations for the Three Years Ended December 31, 2010 -- Net Realized Investment Gains and Losses” and “Business -- Investments”.

The Company’s annuity and life earnings are affected by the spreads between interest yields on investments and rates credited or accruing on fixed annuity and life insurance liabilities. Although substantially all credited rates on fixed annuities may be changed annually (subject to minimum guaranteed rates), competitive pricing and other factors, including the impact on the level of surrenders and withdrawals, may limit the Company’s ability to adjust or to maintain crediting rates at levels necessary to avoid narrowing of spreads under certain market conditions. See also “Results of Operations for the Three Years Ended December 31, 2010 -- Interest Credited to Policyholders”.

Using financial modeling and other techniques, the Company regularly evaluates the appropriateness of investments relative to the characteristics of the liabilities that they support. Simulations of cash flows generated from existing business under various interest rate scenarios measure the potential gain or loss in fair value of interest-rate sensitive assets and liabilities. Such estimates are used to closely match the duration of assets to the duration of liabilities. The overall duration of liabilities of the Company’s multiline insurance operations combines the characteristics of its long duration annuity and interest-sensitive life liabilities with its short duration non-interest-sensitive property and casualty liabilities. Overall, at December 31, 2010, the duration of both the fixed income securities portfolio and the Company’s insurance liabilities was estimated to be approximately 7 years.

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

The Company periodically evaluates its sensitivity to interest rate risk. Based on commonly used models, the Company projects the impact of interest rate changes, assuming a wide range of factors, including duration and prepayment, on the fair value of assets and liabilities. Fair value is estimated based on the net present value of cash flows or duration estimates. At December 31, 2010, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $27 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $35 million after tax, or 4% of shareholders’ equity. At December 31, 2009, assuming an immediate decrease of 100 basis points in interest rates, the net fair value of the Company’s assets and liabilities would increase by approximately $18 million after tax, or 3% of shareholders’ equity. A 100 basis point increase would decrease the fair value of assets and liabilities by approximately $38 million after tax, or 5% of shareholders’ equity. In each case, these changes in interest rates assume a parallel shift in the yield curve.

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

Recent Accounting Changes

Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and provides for either prospective or retrospective application. Management is currently assessing the impact that the adoption of this accounting guidance will have on the results of operations and financial position of the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have audited the accompanying consolidated balance sheets of Horace Mann Educators Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to IV and VI. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.b.). Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois
February 28, 2011

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

(Dollars in thousands)

	December 31,
	2010	2009
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2010, $4,533,233; 2009, $4,062,020)	$4,715,537	$4,099,865
Equity securities, available for sale, at fair value (cost 2010, $20,765; 2009, $61,507)	24,056	59,678
Short-term and other investments	334,030	415,081

Total investments	5,073,623	4,574,624
Cash	5,928	7,848
Accrued investment income and premiums receivable	117,441	113,058
Deferred policy acquisition costs	272,825	276,124
Goodwill	47,396	47,396
Other assets	112,672	97,633
Separate Account (variable annuity) assets	1,375,656	1,226,430

Total assets	$7,005,541	$6,343,113

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,614,380	$2,367,170
Interest-sensitive life contract liabilities	725,286	706,067
Unpaid claims and claim expenses	315,436	312,738
Future policy benefits	202,341	197,870
Unearned premiums	211,290	210,765

Total policy liabilities	4,068,733	3,794,610
Other policyholder funds	112,739	117,349
Other liabilities	330,727	247,565
Short-term debt	38,000	38,000
Long-term debt	199,679	199,614
Separate Account (variable annuity) liabilities	1,375,656	1,226,430

Total liabilities	6,125,534	5,623,568

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2010, 61,469,148; 2009, 60,997,917	61	61
Additional paid-in capital	367,448	358,081
Retained earnings	823,579	758,343
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	109,737	22,266
Net funded status of pension and other postretirement benefit obligations	(13,155)	(11,543)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	880,007	719,545

Total liabilities and shareholders’ equity	$7,005,541	$6,343,113

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Insurance premiums and contract charges earned	$672,675	$659,590	$658,532
Net investment income	272,054	246,834	230,269
Net realized investment gains (losses)	23,769	26,310	(63,859)
Other income	6,213	4,693	9,876

Total revenues	974,711	937,427	834,818

Benefits, losses and expenses
Benefits, claims and settlement expenses	474,836	458,660	471,532
Interest credited	146,723	139,421	131,798
Policy acquisition expenses amortized	85,056	80,399	79,134
Operating expenses	142,852	141,246	132,392
Amortization of intangible assets	-	223	5,329
Interest expense	13,953	13,971	14,455

Total benefits, losses and expenses	863,420	833,920	834,640

Income before income taxes	111,291	103,507	178
Income tax expense (benefit)	30,429	30,021	(10,739)

Net income	$80,862	$73,486	$10,917

Earnings per share
Basic	$2.05	$1.88	$0.27

Diluted	$1.97	$1.81	$0.27

Weighted average number of shares and equivalent shares
Basic	39,349,656	39,175,258	39,819,548
Diluted	41,013,163	40,532,174	40,588,575

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$(7,255)	$(22,724)	$(53,080)
Portion of losses recognized in other comprehensive income	459	1,430	-

Net other-than-temporary impairment loss write-downs on securities recognized in earnings	(6,796)	(21,294)	(53,080)
Realized gains (losses)	30,565	47,604	(10,779)

Total	$23,769	$26,310	$(63,859)

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Comprehensive income (loss)
Net income	$80,862	$73,486	$10,917
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	86,133	204,331	(179,444)
Change in net funded status of pension and other postretirement benefit obligations	(1,612)	(21)	(8,305)

Other comprehensive income (loss)	84,521	204,310	(187,749)

Total	$165,383	$277,796	$(176,832)

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Common stock
Beginning balance	$61	$61	$61
Options exercised, 2010, 263,206 shares; 2009 and 2008, 0 shares	-	-	-
Conversion of common stock units, 2010, 160,876 shares; 2009, 84,562 shares; 2008, 16,355 shares	-	-	-
Conversion of restricted stock units, 2010, 47,149 shares; 2009, 38,371 shares; 2008, 3,174 shares	-	-	-

Ending balance	61	61	61

Additional paid-in capital
Beginning balance	358,081	355,542	353,841
Options exercised and conversion of common stock units and restricted stock units	7,204	1,366	369
Share-based compensation expense	2,163	1,173	1,332

Ending balance	367,448	358,081	355,542

Retained earnings
Beginning balance	758,343	694,492	698,539
Cumulative effect of adoption of accounting principle, net of taxes	(1,338)	-	-
Net income	80,862	73,486	10,917
Cash dividends, 2010, $0.35 per share; 2009, $0.2375 per share; 2008, $0.3675 per share	(14,288)	(9,635)	(14,964)

Ending balance	823,579	758,343	694,492

Accumulated other comprehensive income (loss), net of taxes:
Beginning balance	10,723	(193,587)	(5,838)
Cumulative effect of adoption of accounting principle, net of taxes	1,338	-	-
Change in net unrealized gains and losses on fixed maturities and equity securities	86,133	204,331	(179,444)
Change in net funded status of pension and other postretirement benefit obligations	(1,612)	(21)	(8,305)

Ending balance	96,582	10,723	(193,587)

Treasury stock, at cost
Beginning balance, 2010 and 2009, 21,813,196 shares; 2008, 18,614,971 shares	(407,663)	(407,663)	(353,325)
Purchase of 0 shares in 2010 and 2009; 3,198,225 shares in 2008	-	-	(54,338)

Ending balance, 2010, 2009 and 2008, 21,813,196 shares	(407,663)	(407,663)	(407,663)

Shareholders’ equity at end of period	$880,007	$719,545	$448,845

See accompanying Notes to Consolidated Financial Statements.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows - operating activities
Premiums collected	$668,582	$667,524	$666,139
Policyholder benefits paid	(496,339)	(479,484)	(496,277)
Policy acquisition and other operating expenses paid	(232,363)	(221,920)	(214,800)
Federal income taxes paid	(25,049)	(6,577)	(5,909)
Investment income collected	270,468	240,555	230,879
Interest expense paid	(13,605)	(14,052)	(13,683)
Contribution to defined benefit pension plan trust fund	(1,307)	(2,700)	-
Other	(12,633)	(4,444)	(3,497)

Net cash provided by operating activities	157,754	178,902	162,852

Cash flows - investing activities
Fixed maturities
Purchases	(1,711,091)	(2,018,457)	(903,601)
Sales	709,381	1,445,053	597,666
Maturities, paydowns, calls and redemptions	573,495	353,301	337,493
Net cash provided by (used in) short-term and other investments	124,141	(47,809)	(221,809)

Net cash used in investing activities	(304,074)	(267,912)	(190,251)

Cash flows - financing activities
Dividends paid to shareholders	(14,288)	(9,635)	(14,964)
Purchase of treasury stock	-	-	(54,338)
Exercise of stock options	4,167	-	-
Principal borrowings on Bank Credit Facility	-	-	38,000
Annuity contracts, variable and fixed
Deposits	395,469	349,804	311,747
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(244,673)	(245,719)	(251,407)
Life policy accounts
Deposits	2,060	1,762	1,896
Withdrawals and surrenders	(5,015)	(5,475)	(5,636)
Change in bank overdrafts	6,680	(3,083)	(1,904)

Net cash provided by financing activities	144,400	87,654	23,394

Net decrease in cash	(1,920)	(1,356)	(4,005)

Cash at beginning of period	7,848	9,204	13,209

Cash at end of period	$5,928	$7,848	$9,204

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

The consolidated financial statements include the accounts of Horace Mann Educators Corporation and its wholly-owned subsidiaries (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”). HMEC and its subsidiaries have common management, share office facilities and are parties to several intercompany service agreements for management, administrative, data processing, agent commissions, agency services, utilization of personnel and investment advisory services. Under these agreements, costs have been allocated among the companies in conformity with GAAP. In addition, certain of the subsidiaries have entered into intercompany reinsurance agreements. HMEC and its subsidiaries file a consolidated federal income tax return, and there are related tax sharing agreements. The tax sharing agreements provide that tax on income is charged to the subsidiaries as if they were filing separate federal income tax returns and the subsidiaries receive the benefits of any losses or tax credits to the extent utilized in the consolidated return. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Investments

The Company invests primarily in fixed maturity securities (“fixed maturities”). This category includes primarily bonds and notes, but also includes redeemable preferred stocks. These securities are classified as available for sale and carried at fair value. The net adjustment for unrealized gains and losses on all securities available for sale, carried at fair value, is recorded as a separate component of shareholders’ equity, net of applicable deferred tax asset or liability and the related impact on deferred policy acquisition costs (and also value of acquired insurance in force for years prior to 2009) associated with interest-sensitive life and annuity contracts that would have occurred if the securities had been sold at their aggregate fair value and the proceeds reinvested at current yields.

Equity securities are classified as available for sale and carried at fair value. This category includes primarily nonredeemable preferred stocks and also common stocks.

Short-term and other investments are comprised of short-term fixed income securities, generally carried at cost which approximates fair value; policy loans, carried at unpaid principal balances; and mortgage loans, carried at unpaid principal less a valuation allowance for estimated uncollectible amounts.

Interest income is recognized as earned. Investment income reflects amortization of premiums and accrual of discounts on an effective-yield basis.

Realized gains and losses arising from the disposal (recorded on a trade date basis) or impairment of securities are determined based upon specific identification of securities. The Company evaluates all investments in its portfolio for other-than-temporary declines in value as described in the following section.

Other-than-temporary Impairments

The Company’s methodology of assessing other-than-temporary impairments is based on security-specific facts and circumstances as of the date of the reporting period. Based on these facts, if (1) the Company has the intent to sell the fixed maturity security, (2) it is more likely than not the Company will be required to sell the fixed maturity security before the anticipated recovery of the amortized cost basis, or (3) management does not expect to recover the entire cost basis of the fixed maturity security, an other-than-temporary impairment is considered to have occurred. For equity securities, if (1) the Company does not have the ability and intent to hold the security for the recovery of cost or (2) recovery of cost is not expected within a reasonable period of time, an other-than-temporary impairment is considered to have occurred. Additionally, if events become known that call into question whether the security issuer has the ability to honor its contractual commitments, such security holding will be evaluated to determine whether or not such security has suffered an other-than-temporary decline in value.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

The Company reviews the fair value of all investments in its portfolio on a monthly basis to assess whether an other-than-temporary decline in value has occurred. These reviews, in conjunction with the Company’s investment managers’ monthly credit reports and relevant factors such as (1) the financial condition and near-term prospects of the issuer, (2) the length of time and extent to which the fair value has been less than amortized cost for fixed maturity securities or cost for equity securities, (3) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not the Company will be required to sell the security before the anticipated recovery in amortized cost basis; and for equity securities, the Company’s ability and intent to hold the security for the recovery of cost or if recovery of cost is not expected within a reasonable period of time, (4) the stock price trend of the issuer, (5) the market leadership position of the issuer, (6) the debt ratings of the issuer, and (7) the cash flows and liquidity of the issuer or the underlying cash flows for asset-backed securities, are all considered in the impairment assessment. A write-down of an investment is recorded when a decline in the fair value of that investment is deemed to be other-than-temporary, with a realized investment loss charged to income for the period for all equity securities and for credit related losses associated with impaired fixed maturity securities. The amount of the total other-than-temporary impairment related to non-credit factors for fixed maturity securities is recognized in other comprehensive income, net of applicable taxes.

Additional considerations for certain types of securities include the following:

Corporate Fixed Maturity Securities

Judgments regarding whether a corporate fixed maturity security is other-than-temporarily impaired include analyzing the issuer’s financial condition and whether there has been a decline in the issuer’s ability to service the specific security. The analysis of the security issuer is based on asset coverage, cash flow multiples or other industry standards. Several factors assessed include, but are not limited to, credit quality ratings, cash flow sustainability, liquidity, financial strength, industry and market position. Sources of information include, but are not limited to, management projections, independent consultants, external analysts’ research, peer analysis and the Company’s internal analysis.

If the Company has concerns regarding the viability of the issuer or its ability to service the specific security after this analysis, a cash flow analysis is prepared to determine if the recovery value has declined below the amortized cost of the fixed maturity security. This analysis to determine an estimate of ultimate recovery value is combined with the estimated timing to recovery and any other applicable cash flows that are expected. If a cash flow analysis estimate is not feasible, then the market’s view of cash flows implied by the period end fair value, market discount rates and effective yield are the primary factors used to estimate recovery.

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

Municipal Bonds

The Company’s municipal bond portfolio consists primarily of special revenue bonds, which present unique considerations in evaluating other-than-temporary impairments, but also includes general obligation bonds. The Company evaluates special revenue bonds for other-than-temporary impairment based on guarantees associated with the repayment from revenues generated by the specified revenue-generating activity associated with the purpose of the bonds. Judgments regarding whether a municipal bond is other-than-temporarily impaired include analyzing the issuer’s financial condition and whether there has been a decline in the overall financial condition of the issuer or its ability to service the specific security. Security credit ratings are reviewed with emphasis on the economy, finances, debt and management of the municipal issuer. Municipalities possess unique powers, along with a special legal standing and protections, that enable them to act quickly to restore budgetary balance and fiscal integrity. These powers include the sovereign power to tax, access to one-time revenue sources, capacity to issue or restructure debt, and ability to shift spending to other authorities. State governments often provide secondary support to local governments in times of financial stress and the federal government has provided assistance to state governments during recessions.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

If the Company has concerns regarding the viability of the municipal issuer or its ability to service the specific security after this analysis, a cash flow analysis is prepared to determine a present value and whether it has declined below the amortized cost of the security. If a cash flow analysis is not feasible, then the market’s view of the period end fair value, market discount rates and effective yield are the primary factors used to estimate the present value.

Credit Losses

The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The methodology and assumptions for establishing the best estimate cash flows vary depending on the type of security. Corporate fixed maturity security and municipal bond cash flow estimates are derived from scenario-based outcomes of expected restructurings or the disposition of assets using specific facts and other circumstances, including timing, security interests and loss severity. The cash flow estimates for mortgage-backed and other structured securities are based on security specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds, and structural support, including subordination and guarantees.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Deferred policy acquisition costs (“DAC”) for interest-sensitive life and investment contracts are adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment is included in net unrealized gains and losses on fixed maturities and equity securities within shareholders’ equity.

DAC is reviewed for recoverability from future income, including investment income, and costs which are deemed unrecoverable are expensed in the period in which the determination is made. No such costs have been deemed unrecoverable during the periods reported.

Accounting guidance defines an internal replacement of an insurance or investment contract as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially unchanged from the replaced contract are accounted for as a continuation of the replaced contract. When modifications represent a substantial change compared to the replaced contract, the transaction is accounted for as an extinguishment of the replaced contract, and unamortized DAC and unearned revenue liabilities from the replaced contract are written off. For the years ended December 31, 2010, 2009 and 2008, internal replacements of traditional non-interest-sensitive life insurance contracts which represented substantial changes compared to the replaced contracts resulted in $149, $186 and $172 of additional DAC amortization for the respective years.

Goodwill and Value of Acquired Insurance In Force

When the Company was acquired in 1989, intangible assets were recorded in the application of purchase accounting to recognize the value of acquired insurance in force and goodwill. In addition, goodwill was recorded in 1994 related to the purchase of Horace Mann Property & Casualty Insurance Company.

The Company’s value of acquired insurance in force was an intangible asset with a definite life and was amortized over its useful life. Prior to being fully amortized in 2009, the value of acquired insurance in force was amortized over the following periods, utilizing the indicated methods for life and annuity, respectively, as follows: 20 years, in proportion to coverage provided; 20 years, in proportion to estimated gross profits. The Company periodically reviewed its estimates of gross profits. The most significant assumptions that were involved in the estimation of gross profits included interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. In the event actual experience differed significantly from assumptions or assumptions were significantly revised, the Company was required to record a charge or credit to amortization expense for the period in which the adjustment was made.

The value of acquired insurance in force for investment contracts was adjusted for the impact on estimated future gross profits as if net unrealized investment gains and losses had been realized at the balance sheet date. The impact of this adjustment was included in net unrealized gains and losses on fixed maturities and equity securities within shareholders’ equity. The Company amortized the remaining $223 balance of value of acquired insurance in force related to the life segment in 2009. The value of acquired insurance in force related to the annuity segment was fully amortized as of December 31, 2008.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Goodwill represents the excess of the amounts paid to acquire a business over the fair value of its net assets at the date of acquisition. Goodwill is not amortized, but is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit is the operating segment or a business unit one level below the operating segment, if separate financial information is prepared and regularly reviewed by management at that level. The Company’s reporting units, for which goodwill has been allocated, are equivalent to the Company’s operating segments. The goodwill impairment test, as defined in the accounting guidance, follows a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of confirming and measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit goodwill exceeds the implied goodwill value, an impairment loss would be recognized in an amount equal to that excess.

The allocation of goodwill by reporting unit is as follows:

Annuity	$28,025
Life	9,911
Property and casualty	9,460

Total	$47,396

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2010. The process of evaluating goodwill for impairment requires judgments and assumptions to be made to determine the fair value of each reporting unit, including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions include levels of economic capital, future business growth, earnings projections, and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectation regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

Any amount of goodwill determined to be impaired will be recorded as an expense in the period in which the impairment determination is made. During each year from 2008 through 2010, the Company completed the required annual testing; no impairment charges were necessary as a result of such assessments. Subsequent reviews of goodwill could result in impairment due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization (stock price).

The accumulated amortization of intangible assets -- value of acquired insurance in force and, prior to January 1, 2002, goodwill -- as of both December 31, 2010 and 2009 was $185,276.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation, which is calculated on the straight-line method based on the estimated useful lives of the assets. The estimated useful lives of property and equipment by asset type are generally as follows: real estate, identified by specific property, 20-45 years; furniture, 10 years; leasehold improvements, the lesser of 10 years or the life of the lease; telephones, 5 years; vehicles, 2.5 to 3 years; and data processing hardware and software and personal computers, 2 to 5 years or 10 years. The following amounts are included in Other Assets in the Consolidated Balance Sheets as of December 31, 2010 and 2009:

	December 31,
	2010	2009

Property and equipment	$109,578	$106,541
Less: accumulated depreciation	67,865	60,869

Total	$41,713	$45,672

Separate Account (Variable Annuity) Assets and Liabilities

Separate Account (variable annuity) assets and liabilities represent variable annuity contractholder funds invested in various mutual funds. Separate Account assets are recorded at fair value primarily based on market quotations of the underlying securities. The investment income, gains and losses of these accounts accrue directly to the contractholders and are not included in the operations of the Company. The activity of the Separate Accounts is not reflected in the Consolidated Statements of Operations except for (1) contract charges earned, (2) the activity related to contract guarantees, which are benefits on existing variable annuity contracts, and (3) the impact of financial market performance on the amortization of deferred policy acquisition costs. The Company’s contract charges earned include fees charged to the Separate Accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Future Policy Benefits, Interest-sensitive Life Contract Liabilities and Annuity Contract Liabilities

Liabilities for future benefits on life and annuity policies are established in amounts adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits on certain life insurance policies are computed using the net level premium method and are based on assumptions as to future investment yield, mortality and withdrawals. As a result of the application of purchase accounting, future policy benefits for direct individual life insurance policies issued through August 29, 1989 were revalued using interest rates of 9% graded to 8% over 10 years. For policies issued from August 30, 1989 through December 31, 1992, future policy benefits are computed using an interest rate of 6.5%. An interest rate of 5.5% is used to compute future policy benefits for policies issued after December 31, 1992. The Life by Design product portfolio introduced in February 2006, and the Life Select product portfolio, introduced in July 2010, both use an interest rate of 5% for future policy benefits. Mortality and withdrawal assumptions for all policies have been based on actuarial tables which are consistent with the Company’s own experience. In the event actual experience is worse than the assumptions, additional reserves may be required. This would result in a charge to income for the period in which the increase in reserves occurred. Liabilities for future benefits on annuity contracts and certain long-duration life insurance contracts are carried at accumulated policyholder values without reduction for potential surrender or withdrawal charges. The liability also includes provisions for the unearned portion of certain policy charges.

A guaranteed minimum death benefit (“GMDB”) generally provides a benefit if the contractholder dies and the variable annuity contract value is less than a contractually defined amount. The Company has established a GMDB reserve on variable annuity contracts in accordance with prescribed accounting guidance. Contractually defined amounts vary from contract to contract based on the date the contract was entered into as well as the GMDB feature elected by the contractholder. The Company regularly monitors the GMDB reserve considering fluctuations in the financial market. At December 31, 2010 and 2009, the GMDB reserve was $330 and $490, respectively. The Company has a relatively low exposure to GMDB because approximately 28% of contract values have no guarantee; approximately 66% have only a return of premium guarantee; and only approximately 6% have a guarantee of premium roll-up at an annual interest rate of 3% or 5%. The aggregate in-the-money death benefits under the GMDB provision totaled $45,760 and $69,538 at December 31, 2010 and 2009, respectively.

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

Stock Based Compensation

The Company grants stock options to executive officers, other employees and directors. The exercise price of the option is equal to the fair market value of the Company’s common stock on the date of grant. Additional information regarding the Company’s stock-based compensation plans is contained in “Note 6 -- Shareholders’ Equity and Stock Options”.

The Company recognizes compensation cost for share-based compensation plans based on the fair value at the grant dates. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $2,163, $1,173 and $1,332, respectively, in expense as a result of the vesting of stock options during the respective periods.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

In 2010, 2009 and 2008, the Company granted stock options as quantified in the table below, which also provides the weighted average grant date fair value for options granted in each year. The fair value of options granted was estimated on the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Number of options granted	361,456	479,332	622,828
Weighted average grant date fair value of options granted	$5.80	$2.50	$3.47
Weighted average assumptions:
Risk-free interest rate	2.7%	1.5%	3.1%
Expected dividend yield	2.2%	2.2%	2.2%
Expected life, in years	5.9	6.0	5.6
Expected volatility (based on historical volatility)	51.5%	45.5%	28.0%

The weighted average fair value of nonvested options outstanding on December 31, 2010 was $4.12. Total unrecognized compensation expense relating to the nonvested options outstanding as of December 31, 2010 was approximately $2,503, which will be recognized over the remainder of the vesting period currently scheduled to be completed in February 2014. Expense is reflected on a straight-line basis over the vesting period for the entire award.

Income Taxes

The Company uses the asset and liability method for calculating deferred federal income taxes. Income tax provisions are generally based on income reported for financial statement purposes. The provisions for federal income taxes for the years ended December 31, 2010, 2009 and 2008 included amounts currently payable and deferred income taxes resulting from the cumulative differences in the Company’s assets and liabilities, determined on a tax return versus financial statement basis.

Deferred tax assets and liabilities include provisions for unrealized investment gains and losses as well as the net funded status of pension and other postretirement benefit obligations with the changes for each period included in the respective components of accumulated other comprehensive income (loss) in shareholders’ equity.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares and common stock equivalents outstanding, to the extent dilutive. The Company’s common stock equivalents relate to outstanding common stock options, deferred compensation common stock units and incentive compensation restricted common stock units.

The computations of net income per share on both basic and diluted bases, including reconciliations of the numerators and denominators, were as follows:

	Year Ended December 31,
	2010	2009	2008
Basic - assumes no dilution:
Net income for the period	$80,862	$73,486	$10,917

Weighted average number of common shares outstanding during the period (in thousands)	39,350	39,175	39,820

Net income per share – basic	$2.05	$1.88	$0.27

Diluted - assumes full dilution:
Net income for the period	$80,862	$73,486	$10,917

Weighted average number of common shares outstanding during the period (in thousands)	39,350	39,175	39,820
Weighted average number of common equivalent shares to reflect the dilutive effect of common stock equivalent securities (in thousands):
Stock options	255	113	7
Common stock units related to deferred compensation for Directors	107	232	254
Common stock units related to deferred compensation for Employees	195	191	215
Restricted common stock units related to incentive compensation	1,106	821	293

Total common and common equivalent shares adjusted to calculate diluted earnings per share (in thousands)	41,013	40,532	40,589

Net income per share – diluted	$1.97	$1.81	$0.27

Options to purchase 1,516,135 shares of common stock at $16.28 to $21.77 per share were granted in 2001 through 2010 but were not included in the computation of 2010 diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares during 2010. The options, which expire in 2011 through 2016, were still outstanding at December 31, 2010.

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

The components of comprehensive income (loss) were as follows:

	Year Ended December 31,
	2010	2009	2008

Net income	$80,862	$73,486	$10,917

Other comprehensive income (loss):
Change in net unrealized gains and losses on fixed maturities and equity securities
Net unrealized holding gains and losses on fixed maturities and equity securities arising during the period	155,178	342,836	(339,259)
Less: reclassification adjustment for gains (losses) included in income before income tax	21,576	27,510	(61,871)

Total, before tax benefit	133,602	315,326	(277,388)
Income tax benefit	47,469	110,995	(97,944)

Total, net of tax benefit	86,133	204,331	(179,444)

Change in net funded status of pension and other postretirement benefit obligations
Before tax	(2,464)	(70)	(12,852)
Income tax expense (benefit)	(852)	(49)	(4,547)

Total, net of tax	(1,612)	(21)	(8,305)

Total comprehensive income (loss)	$165,383	$277,796	$(176,832)

Statements of Cash Flows

For purposes of the Consolidated Statements of Cash Flows, cash constitutes cash on deposit at banks.

Reclassification

The Company has reclassified the presentation of certain prior period information to conform with the 2010 presentation.

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

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

As of July 1, 2010 and December 31, 2010, the Company had one security containing an embedded credit-derivative feature that did not qualify for the scope exception. The Company elected the fair value option to account for this security. The cumulative effect of adoption, net of deferred tax, was a decrease in retained earnings of $1,338 with an offsetting increase in accumulated other comprehensive income of $1,338. And, as a result of electing the fair value option to account for this security, the Company recorded a realized investment gain of $1,088 pretax for the year ended December 31, 2010.

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

NOTE 1 - Summary of Significant Accounting Policies-(Continued)

Credit Quality of Financing Receivables and the Allowance for Credit Losses

New accounting guidance was effective for interim and annual reporting periods ending on or after December 15, 2010 regarding new and expanded disclosures related to the credit quality of financing receivables and the allowance for credit losses at the end of a reporting period. Disclosures required by the guidance that relate to an activity that occurs during a reporting period will be effective on January 1, 2011. This accounting guidance did not have an effect on the financial statement disclosures of the Company due to the insignificant level of financing activities of the Company. In January 2011, accounting guidance was issued that deferred indefinitely the disclosures relating to troubled debt restructuring.

Recognition and Presentation of Other-than-temporary Impairments

Effective April 1, 2009, the Company prospectively adopted new accounting guidance for the recognition and presentation of other-than-temporary impairments of fixed maturity securities. The new guidance requires an other-than-temporary impairment of a fixed maturity security be separated into two components when there are credit related losses associated with the impaired fixed maturity security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.

The new guidance expands disclosure requirements for both fixed maturity and equity securities; requires a more detailed, risk-oriented breakdown of security types and related information; and requires that the annual disclosures be made for interim periods. In addition, new disclosures are required about significant inputs used in determining credit losses as well as a rollforward of credit losses each period. The disclosures are not required for earlier periods presented for comparative purposes. The new guidance applies to existing and new investments held as of the beginning of the interim period of adoption.

The amount of the total other-than-temporary impairment related to non-credit factors is recognized in other comprehensive income, net of applicable taxes, while the credit related portion is recognized in net income. Other-than-temporary impairments prior to April 1, 2009 were the result of the Company’s intent to sell securities prior to the recovery of fair value or the result of credit losses. Accordingly, the Company’s adoption of this guidance did not require a cumulative-effect adjustment to the opening balance of retained earnings or accumulated other comprehensive income in the period of adoption. See “Note 2 -- Investments” for additional disclosures required by this guidance.

NOTE 2 - Investments

Net Investment Income

The components of net investment income for the following periods were:

	Year Ended December 31,
	2010	2009	2008
Fixed maturities	$266,894	$240,429	$220,520
Equity securities	4,070	5,569	6,327
Short-term and other investments	8,588	7,598	9,017

Total investment income	279,552	253,596	235,864
Less investment expenses	7,498	6,762	5,595

Net investment income	$272,054	$246,834	$230,269

Realized Investment Gains (Losses)

Realized investment gains (losses) for the following periods were:

	Year Ended December 31,
	2010	2009	2008
Fixed maturities	$21,796	$38,707	$(44,991)
Equity securities	(220)	(11,197)	(16,879)
Short-term and other investments	2,193	(1,200)	(1,989)

Realized investment gains (losses)	$23,769	$26,310	$(63,859)

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

For the year ended December 31, 2010, the Company’s net realized investment gains of $23,769 included $51,220 of gross gains realized on security sales and calls partially offset by $20,655 of realized losses on securities that were disposed of during 2010 and $6,796 of other-than-temporary impairment write-downs on securities. In the fourth quarter of 2010, losses of $15,152 were realized on security disposals, primarily related to commercial mortgage-backed securities risk reduction actions. In 2010, the other-than-temporary impairment write-downs were related primarily to securities that the Company intended to sell.

For the year ended December 31, 2009, the Company’s net realized investment gains included $21,294 of other-than-temporary impairment write-downs on securities, primarily attributable to below investment grade perpetual preferred stocks, high-yield bonds and a single collateralized debt obligation security.

For the year ended December 31, 2008, the Company’s net realized investment losses included $53,080 of other-than-temporary impairment write-downs on securities. Of this amount, $25,403 related to fixed maturity security and preferred stock impairment write-downs for which the issuer’s ability to pay future interest and principal based upon contractual terms was compromised -- namely, Lehman Brothers Holdings, Inc., the Federal National Mortgage Association (“Fannie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and American International Group, Inc. The remaining other-than-temporary impairment write-downs -- primarily of financial institution securities and high yield bonds – were largely attributable to the Company no longer having the intent to hold the securities for a period of time necessary to recover the decline in value.

NOTE 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

At December 31, 2010, the gross unrealized loss in the fixed maturities and equity securities portfolio was $68,582 (342 positions, the fair value of which represented 25.6% of total fixed maturity and equity securities fair value). Of the total gross unrealized loss at December 31, 2010, $13,265 related to commercial mortgage-backed securities. The following table presents the fair value and gross unrealized losses of fixed maturities and equity securities in an unrealized loss position at December 31, 2010 and 2009, respectively. The Company views the decrease in value of all of the securities with unrealized losses at December 31, 2010 -- which was driven largely by spread widening, financial market illiquidity and changes in interest rates from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost. Therefore, no impairment of these securities was recorded at December 31, 2010.

	12 months or less		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$27,111	$1,179	$1,907	$1	$29,018	$1,180
Other	312,750	21,465	-	-	312,750	21,465
Municipal bonds	416,216	14,520	34,825	4,879	451,041	19,399
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	179,339	4,587	45,789	5,850	225,128	10,437
Other mortgage-backed securities	117,602	2,932	68,921	12,713	186,523	15,645

Totals	$1,053,018	$44,683	$151,442	$23,443	$1,204,460	$68,126

Equity securities	$938	$49	$5,822	$407	$6,760	$456

December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$78,577	$604	$2,399	$69	$80,976	$673
Other	311,917	14,674	-	-	311,917	14,674
Municipal bonds	235,320	5,420	52,289	4,301	287,609	9,721
Foreign government bonds	12,665	413	-	-	12,665	413
Corporate bonds	158,749	4,708	272,673	25,856	431,422	30,564
Other mortgage-backed securities	88,325	5,856	181,797	74,122	270,122	79,978

Totals	$885,553	$31,675	$509,158	$104,348	$1,394,711	$136,023

Equity securities	$3,836	$932	$28,168	$4,834	$32,004	$5,766

NOTE 2 - Investments-(Continued)

Fixed maturities and equity securities with an investment grade rating represented 87% of the gross unrealized loss as of December 31, 2010. The largest single unrealized loss was $7,238 on a U.S. Treasury STRIP purchased in 2010. The fixed maturities and equity securities portfolio included 64 securities that have been in an unrealized loss position for greater than 12 months, with an unrealized loss totaling $23,850. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows.

The amortized cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of December 31, 2010 and 2009 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$442,969	$26,255	$1,180	$468,044	$-
Other	512,692	6,227	21,465	497,454	-
Municipal bonds	1,080,324	27,782	19,399	1,088,707	-
Foreign government bonds	42,982	2,554	-	45,536	-
Corporate bonds	1,790,159	152,866	10,437	1,932,588	-
Other mortgage-backed securities	664,107	34,746	15,645	683,208	1,401

Totals	$4,533,233	$250,430	$68,126	$4,715,537	$1,401

Equity securities	$20,765	$3,747	$456	$24,056	$-

December 31, 2009
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$436,856	$18,942	$673	$455,125	$-
Other	360,977	847	14,674	347,150	-
Municipal bonds	891,174	32,496	9,721	913,949	-
Foreign government bonds	39,931	2,424	413	41,942	-
Corporate bonds	1,766,835	102,270	30,564	1,838,541	-
Other mortgage-backed securities	566,247	16,889	79,978	503,158	$(476)

Totals	$4,062,020	$173,868	$136,023	$4,099,865	$(476)

Equity securities	$61,507	$3,937	$5,766	$59,678	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $431,635 and $360,026; Federal Home Loan Mortgage Association (“FHLMA”) of $310,751 and $330,279; and Government National Mortgage Association (“GNMA”) of $45,454 and $41,508 as of December 31, 2010 and 2009, respectively.

(2)	Represents the amount of other-than-temporary impairment losses in AOCI which, beginning April 1, 2009, was not included in earnings under current accounting guidance.

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

NOTE 2 - Investments-(Continued)

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of December 31, 2010 and 2009 that the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portion of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Year Ended December 31,
	2010	2009 (2)
Cumulative credit loss (1)
Beginning of period	$2,875	$ -
New credit losses	1,643	3,355
Losses related to securities sold or paid down during the period	-	480

End of period	$4,518	$2,875

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

Maturities/Sales Of Investments

The following table presents the distribution of the Company’s fixed maturities portfolio as of December 31, 2010 by estimated expected maturity. Estimated expected maturities differ from contractual maturities, reflecting assumptions regarding borrowers’ utilization of the right to call or prepay obligations with or without call or prepayment penalties. For structured securities, including mortgage-backed securities and other asset-backed securities, estimated expected maturities consider broker dealer survey prepayment assumptions and are verified for consistency with the interest rate and economic environments.

	December 31, 2010
	Amortized Cost	Fair Value	Percent of Total Fair Value
Due in 1 year or less	$147,694	$153,634	3.3%
Due after 1 year through 5 years	930,064	967,467	20.5
Due after 5 years through 10 years	1,336,038	1,389,766	29.5
Due after 10 years through 20 years	1,029,525	1,070,927	22.7
Due after 20 years	1,089,912	1,133,743	24.0

Total	$4,533,233	$4,715,537	100.0%

The average option-adjusted duration for the Company’s fixed maturity securities was 6.9 years at December 31, 2010.

NOTE 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each year were:

	Year Ended December 31,
	2010	2009	2008

Proceeds	$709,381	$1,445,053	$597,666
Gross gains realized	41,459	53,865	10,471
Gross losses realized	(20,296)	(8,648)	(23,084)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact on deferred policy acquisition costs:

	Year Ended December 31,
	2010	2009	2008
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$24,599	$(196,687)	$1,779
Change in unrealized investment gains (losses)	79,732	196,126	(169,222)
Reclassification of realized investment (gains) losses to net income	14,167	25,160	(29,244)

End of period	$118,498	$24,599	$(196,687)

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$(1,189)	$(16,000)	$(4,898)
Change in unrealized investment gains (losses)	3,471	22,088	(131)
Reclassification of realized investment (gains) losses to net income	(143)	(7,277)	(10,971)

End of period	$2,139	$(1,189)	$(16,000)

Securities Lending

The Company has a program in place whereby it may loan fixed income securities to third parties, primarily major brokerage firms; however, the Company’s securities lending program is suspended as of December 31, 2010 and the time of this Annual Report on Form 10-K. During the years ended and as of December 31, 2010 and 2009, there were no fixed maturities on loan.

Investment in Entities Exceeding 10% of Shareholders’ Equity

At December 31, 2010 and 2009, there were no investments which exceeded 10% of total shareholders’ equity in entities other than obligations of the U.S. Government and federally sponsored government agencies and authorities.

Deposits

At December 31, 2010, securities with a carrying value of $18,787 were on deposit with governmental agencies as required by law in various states in which the insurance subsidiaries of HMEC conduct business.

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

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between knowledgeable, unrelated and willing market participants on the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The Company categorizes its financial and non-financial assets and liabilities into a three-level hierarchy based on the priority of the inputs to the valuation technique. The three levels of inputs that may be used to measure fair value are:

Level 1

Unadjusted quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include fixed maturity and equity securities (both common stock and preferred stock) that are traded in an active exchange market, as well as U.S. Treasury securities.

Level 2

Unadjusted observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for the assets or liabilities. Level 2 assets and liabilities include fixed maturity securities with quoted prices that are traded less frequently than exchange-traded instruments. This category generally includes certain U.S. Government and agency mortgage-backed securities, non-agency structured securities, corporate fixed maturity securities and preferred stocks.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

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

Investments

For fixed maturity securities, each month the Company receives prices from its investment managers and custodian bank. Fair values for the Company’s fixed maturity securities are based primarily on prices provided by its investment managers and sometimes by its custodian bank. The prices from the custodian bank are compared to prices from the investment managers. Differences in prices between the sources that the Company considers significant are researched and the Company utilizes the price that it considers most representative of an exit price. Both the investment managers and the custodian bank use a variety of independent, nationally recognized pricing sources to determine market valuations. Each designate specific pricing services or indexes for each sector of the market based upon the provider’s expertise. Typical inputs used by these pricing sources include, but are not limited to, reported trades, benchmark yield curves, benchmarking of like securities, sector groupings, matrix pricing, issuer spreads, bids, offers, and/or estimated cash flows and prepayment speeds.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2, or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio, based on fair value, was priced through pricing services or index priced as of December 31, 2010. The remainder of the portfolio was priced by broker-dealers. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during 2010.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in 2010.

Short-term and other investments are comprised of short-term fixed income securities, policy loans and mortgage loans. For short-term fixed income securities, because of the nature of these assets, carrying amounts generally approximate fair values, which have been determined from public quotations, when available. The fair value of policy loans is based on estimates using discounted cash flow analysis and current interest rates being offered for new loans. The fair value of mortgage loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and the same remaining maturities.

Separate Account (Variable Annuity) Assets

Separate Account (variable annuity) assets are carried at fair value and represent variable annuity contractholder funds invested in various mutual funds. Fair values of these assets are based on public quotations. Investment performance related to these assets is fully offset by corresponding amounts credited to contractholders with the liability reflected within Separate Account (variable annuity) liabilities. Separate Account liabilities are equal to the estimated fair value of Separate Account assets.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

Fixed Annuity Contract Liabilities and Policyholder Account Balances on Interest-sensitive Life Contracts

The fair values of fixed annuity contract liabilities and policyholder account balances on interest-sensitive life contracts are equal to the discounted estimated future cash flows (using the Company’s current interest rates for similar products including consideration of minimum guaranteed interest rates). The Company carries these financial liabilities at cost.

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

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2010 and 2009. At December 31, 2010, Level 3 invested assets comprised approximately 0.9% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using (1)
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2010
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$468,044	$468,044	$-	$468,044	$-
Other	497,454	497,454	114,931	382,523	-
Municipal bonds	1,088,707	1,088,707	-	1,088,707	-
Foreign government bonds	45,536	45,536	-	45,536	-
Corporate bonds	1,932,588	1,932,588	32,087	1,855,257	45,244
Other mortgage-backed securities	683,208	683,208	-	682,263	945

Totals	4,715,537	4,715,537	147,018	4,522,330	46,189
Equity securities	24,056	24,056	9,866	13,794	396
Short-term investments	211,998	211,998	204,950	7,048	-
Other investments (2)	122,032	125,790	-	-	-

Total investments	5,073,623	5,077,381	361,834	4,543,172	46,585
Separate Account (variable annuity) assets	1,375,656	1,375,656	-	1,375,656
Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,710	75,011
Fixed annuity contract liabilities	2,614,380	2,346,971
Other policyholder funds	112,739	112,739
Short-term debt	38,000	38,000
Long-term debt	199,679	214,971

December 31, 2009
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$455,125	$455,125	$-	$455,125	$-
Other	347,150	347,150	12,472	334,678	-
Municipal bonds	913,949	913,949	-	913,949	-
Foreign government bonds	41,942	41,942	-	41,942	-
Corporate bonds	1,838,541	1,838,541	42,364	1,793,738	2,439
Other mortgage-backed securities	503,158	503,158	-	495,298	7,860

Totals	4,099,865	4,099,865	54,836	4,034,730	10,299
Equity securities	59,678	59,678	28,917	30,222	539
Short-term investments	299,109	299,109	299,109	-	-
Other investments (2)	115,972	97,235	-	-	-

Total investments	4,574,624	4,555,887	382,862	4,064,952	10,838
Separate Account (variable annuity) assets	1,226,430	1,226,430	-	1,226,430	-
Financial Liabilities
Policyholder account balances on interest-sensitive life contracts	79,688	71,766
Fixed annuity contract liabilities	2,367,170	2,084,267
Other policyholder funds	117,349	117,349
Short-term debt	38,000	38,000
Long-term debt	199,614	199,545

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the Consolidated Balance Sheets.
(2)

Fair value of “Other investments” includes investments, primarily policy loans, for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.

NOTE 3 - Fair Value of Financial Instruments-(Continued)

The following table presents a reconciliation for all Level 3 assets measured at fair value on a recurring basis.

	Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2010	$10,299	$539	$10,838
Transfers in (out) of Level 3 (1)	37,302	-	37,302
Total gains or losses
Net realized gains (losses) included in net income	-	-	-
Net unrealized gains (losses) included in other comprehensive income	329	(143)	186
Purchases	-	-	-
Issuances	-	-	-
Sales	-	-	-
Settlements	-	-	-
Paydowns and maturities	(1,741)	-	(1,741)
Ending balance, December 31, 2010	$46,189	$396	$46,585

Beginning balance, January 1, 2009	$30,439	$455	$30,894
Transfers in (out) of Level 3 (1)	(2,675)	-	(2,675)
Total gains or losses
Net realized gains (losses) included in net income	(4,624)	-	(4,624)
Net unrealized gains (losses) included in other comprehensive income	(2,748)	84	(2,664)
Purchases	-	-	-
Issuances	-	-	-
Sales	(7,436)	-	(7,436)
Settlements	-	-	-
Paydowns and maturities	(2,657)	-	(2,657)
Ending balance, December 31, 2009	$10,299	$539	$10,838

(1)

Transfers into and out of Level 3 during the periods ended December 31, 2010 and 2009 were attributable to a change in the availability of observable market information for individual fixed maturity securities.

At December 31, 2010 and 2009, there were no realized gains or losses, attributable to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses

The following table sets forth an analysis of property and casualty unpaid claims and claim expenses and provides a reconciliation of beginning and ending reserves for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Property and casualty segment
Gross reserves, beginning of year (1)	$300,975	$297,758	$306,190
Less reinsurance recoverables	15,769	14,793	15,930

Net reserves, beginning of year (2)	285,206	282,965	290,260

Incurred claims and claim expenses:
Claims occurring in the current year	438,784	418,803	434,206
Decrease in estimated reserves for claims occurring in prior years (3)	(20,530)	(11,727)	(18,100)

Total claims and claim expenses incurred (4)	418,254	407,076	416,106

Claims and claim expense payments for claims occurring during:
Current year	281,270	265,561	289,341
Prior years	132,793	139,274	134,060

Total claims and claim expense payments	414,063	404,835	423,401

Net reserves, end of year (2)	289,397	285,206	282,965
Plus reinsurance recoverables	12,225	15,769	14,793

Gross reserves, end of year (1)	$301,622	$300,975	$297,758

(1)

Unpaid claims and claim expenses as reported in the Consolidated Balance Sheets also include reserves for the life and annuity segments of $13,814, $11,763, $13,485 and $9,192 as of December 31, 2010, 2009, 2008 and 2007, respectively, in addition to property and casualty reserves.

(2)	Reserves net of anticipated reinsurance recoverables.
(3)

Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs. Also refer to the paragraphs below for additional information regarding the reserve development recorded in 2010, 2009 and 2008.

(4)

Benefits, claims and settlement expenses as reported in the Consolidated Statements of Operations also include amounts for the life and annuity segments of $56,582, $51,584 and $55,426 for the years ended December 31, 2010, 2009 and 2008, respectively, in addition to the property and casualty segment amounts.

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

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

The Company believes the property and casualty loss reserves are appropriately established based on available facts, laws, and regulations. The Company calculates and records a single best estimate of the reserve (which is equal to the actuarial point estimate) as of each balance sheet date, for each line of business and its components (coverages and perils) for reported losses and for IBNR losses and as a result believes no other estimate is better than the recorded amount. Due to uncertainties involved, the ultimate cost of losses may vary materially from recorded amounts.

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

While all product lines are exposed to these risks, there are some loss types or product lines for which the financial effect will be more significant. For instance, the use of third-party adjusters for large catastrophe losses adds a level of risk to this loss type not present when employee adjusters handle claims. Also, given the relatively large proportion (approximately 70% as of December 31, 2010) of the Company’s reserves that are in the longer-tail automobile liability coverages, regulatory and court actions and changes in economic conditions and trends could be expected to impact this product line more extensively than others.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Reserves are established for claims as they occur for each line of business based on estimates of the ultimate cost to settle the claims. The actual loss results are compared to prior estimates and differences are recorded as reestimates. The primary actuarial techniques (development of paid loss dollars, development of reported loss dollars, methods based on expected loss ratios and methods utilizing frequency and severity of claims) used to estimate reserves and provide for losses are applied to actual paid losses and reported losses (paid losses plus individual case reserves set by claim adjusters) for an accident year or a calendar year to create an estimate of how losses are likely to develop over time. An accident year refers to classifying claims based on the year in which the claim occurred. A calendar year refers to classifying claims based on the year in which the claims are reported. Both classifications are used to prepare estimates of required reserves for payments to be made in the future. For estimating short-tail coverage reserves (e.g. homeowners and automobile physical damage), which comprise approximately 30% of the Company’s total loss reserves as of December 31, 2010, the primary actuarial technique utilized is the development of paid loss dollars due to the relatively quick claim settlement period. As it relates to estimating long-tail coverage reserves (e.g. automobile liability), which comprise approximately 70% of the Company’s total loss reserves as of December 31, 2010, the primary actuarial technique utilized is the development of reported loss dollars due to the relatively long claim settlement period.

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

Based on the Company’s products and coverages, historical experience and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6% of reserves as of December 31, 2010, which equates to plus or minus approximately $12,000 of net income. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

Net favorable development of total reserves for property and casualty claims occurring in prior years was $20,530 in 2010, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2008 and prior. Net favorable development of total reserves for property and casualty claims occurring in prior years was $11,727 in 2009, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2006 and prior. Net favorable development of total reserves for property and casualty claims occurring in prior years was $18,100 in 2008, primarily the result of favorable frequency and severity trends in voluntary automobile loss and claim settlement expense emergence for accident years 2005 and prior.

The Company completes a detailed study of property and casualty reserves based on information available at the end of each quarter and year. Trends of reported losses (paid amounts and case reserves on claims reported to the Company) for each accident year are reviewed and ultimate loss costs for those accident years are estimated. The Company engages an independent property and casualty actuarial consulting firm to prepare an independent study of the Company’s property and casualty reserves at December 31 of each year, supplemented by other analyses throughout the year. The result of the independent actuarial study at December 31, 2010 was consistent with management’s analyses and selected estimates and did not result in any adjustments to the Company’s recorded property and casualty reserves.

NOTE 4 - Property and Casualty Unpaid Claims and Claim Expenses-(Continued)

Based on an assessment of the relative weight given to emerging trends resulting from recent business process changes, pricing, underwriting and claims handling, at both December 31, 2010 and 2009 the Company recorded property and casualty reserves toward the higher end (upper quartile) of a reasonable range of reserve estimates.

At the time each of the reserve analyses was performed, the Company believed that each estimate was based upon sound and correct methodology and such methodology was appropriately applied and that there were no trends which indicated the likelihood of future loss reserve development. The financial impact of the net reserve development was therefore accounted for in the period that the development was determined.

No other adjustments were made in the determination of the liabilities during the periods covered by these consolidated financial statements. Management believes that, based on data currently available, it has reasonably estimated the Company’s ultimate losses.

NOTE 5 - Debt

Indebtedness and scheduled maturities as of December 31, 2010 and 2009 consisted of the following:

	Effective Interest	Final	December 31,
	Rates	Maturity	2010	2009
Short-term debt:
Bank Credit Facility	Variable	2011	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, Face amount of $75,000 less unaccrued discount of $118 and $145	6.1%	2015	74,882	74,855
6.85% Senior Notes, Face amount of $125,000 less unaccrued discount of $203 and $241	6.9%	2016	124,797	124,759

Total			$237,679	$237,614

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, HMEC entered into a Bank Credit Agreement (the “Current Bank Credit Facility”). As amended and restated on December 19, 2006, the Current Bank Credit Facility agreement provides for unsecured borrowings of up to $125,000 and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, which totaled 0.9% at December 31, 2010). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at December 31, 2010.

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

NOTE 6 - Shareholders’ Equity and Stock Options

Share Repurchase Program and Treasury Shares Held (Common Stock)

On September 12, 2007, the Company’s Board of Directors (“Board”) authorized a share repurchase program allowing repurchases up to $50,000. The share repurchase program authorized the repurchase of common shares in open market or privately negotiated transactions, from time to time, depending on market conditions. Following share repurchases in 2007, from January 1, 2008 through February 19, 2008, the Company completed the program by repurchasing an additional 1,626,776 shares of its common stock, or 3.9% of the outstanding shares on December 31, 2007. In total, 2,738,376 shares were repurchased under the $50,000 program at an average cost of $18.28 per share. The repurchase of shares was financed through use of cash.

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

At December 31, 2010, the Company held 21,813,196 shares in treasury. As of June 30, 2008, the Company had completed its authorized share repurchase programs.

Authorization of Preferred Stock

In 1996, the shareholders of HMEC approved authorization of 1,000,000 shares of $0.001 par value preferred stock. The Board of Directors is authorized to (1) direct the issuance of the preferred stock in one or more series, (2) fix the dividend rate, conversion or exchange rights, redemption price and liquidation preference, of any series of the preferred stock, (3) fix the number of shares for any series and (4) increase or decrease the number of shares of any series. No shares of preferred stock were outstanding at December 31, 2010 and 2009.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

2010 Comprehensive Executive Compensation Plan

In 2010, the shareholders of HMEC approved the 2010 Comprehensive Executive Compensation Plan (the “Comprehensive Plan”). The Comprehensive Plan is a consolidation of the HMEC Amended and Restated 2002 Incentive Compensation Plan, the Amended and Restated HMEC Deferred Equity Compensation Plan for Directors and the Amended and Restated HMEC Deferred Compensation Plan for Employees (collectively, the “Preexisting Plans”). Previously, shareholders had approved and authorized 9,000,000 shares of common stock under prior incentive compensation plans and 600,000 shares of common stock under directors deferred compensation plans. Authorized shares that remained available for issuance under the Preexisting Plans were authorized and made available under the Comprehensive Plan, but no additional shares were reserved under the Comprehensive Plan. As of December 31, 2010, approximately 1.8 million shares were available for grant under the Comprehensive Plan. Shares of common stock issued under the Comprehensive Plan may be either authorized and unissued shares of HMEC or shares that have been reacquired by HMEC; however, new shares have been issued historically.

Director Common Stock Units

Deferred compensation of directors is in the form of common stock units. As of December 31, 2010, 2009 and 2008, 106,845 units, 231,824 units and 254,060 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The outstanding units of currently serving directors accrue dividends at the same rate as dividends paid to HMEC’s shareholders; outstanding units of retired directors do not accrue dividends. These dividends are reinvested into additional common stock units.

Employee Common Stock Units

Deferred compensation of employees is in the form of common stock units. As of December 31, 2010, 2009 and 2008, 195,088 units, 191,081 units and 215,200 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. Distributions of employee deferred compensation are allowed to be either in common shares or cash. Through December 31, 2010, all distributions have been in cash. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional common stock units.

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

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Restricted common stock units may be granted to executive officers, other employees and directors. As of December 31, 2010, 2009 and 2008, 1,106,166 units, 821,421 units and 293,379 units, respectively, were outstanding representing an equal number of common shares to be issued in the future. The restricted common stock units vest in installments based on service or attainment of performance criteria generally beginning in the first year from the date of grant and generally become fully vested 1 to 5 years from the date of grant. On the date of grant, the fair value of restricted common stock units is equal to the market price of HMEC’s common stock on that date. The outstanding units accrue dividends at the same rate as dividends paid to HMEC’s shareholders. These dividends are reinvested into additional restricted common stock units.

Changes in outstanding options were as follows:

	Weighted Average	Range of	Options
	Option Price per Share	Option Prices per Share	Outstanding	Vested and Exercisable

December 31, 2009	$15.94	$6.91-$21.77	3,636,088	2,671,465

Granted	$13.85	$13.83-$17.71	361,456	-
Vested	$12.50	$6.91-$20.23	-	324,987
Exercised	$14.99	$6.91-$17.56	(263,206)	(263,206)
Forfeited	$17.67	$13.88-$20.80	(53,513)	(53,513)
Expired	$17.51	$15.32-$18.08	(907,710)	(907,710)

December 31, 2010	$15.21	$6.91-$21.77	2,773,115	1,772,023

For options outstanding as of December 31, 2010, information segregated by ranges of exercise prices was as follows:

		Total Outstanding Options			Vested and Exercisable Options
	Range of Option Prices per Share	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term	Options	Weighted Average Option Price per Share	Weighted Average Remaining Term

	$6.91-$ 9.11	630,644	$7.62	5.1 years	229,899	$8.35	5.0 years
	$13.83-$20.23	1,843,221	$16.85	1.8 years	1,242,874	$17.64	2.0 years
	$20.80-$21.77	299,250	$21.16	1.2 years	299,250	$21.16	1.2 years
Total	$6.91-$21.77	2,773,115	$15.21	2.5 years	1,772,023	$17.03	2.2 years

The weighted average prices of vested and exercisable options as of December 31, 2009 and 2008 were $17.31 and $18.53, respectively.

As of December 31, 2010, based on a closing stock price of $18.04 per share, the aggregate intrinsic (in-the-money) values of vested options and all options outstanding were $3,408 and $9,576, respectively.

NOTE 6 - Shareholders’ Equity and Stock Options-(Continued)

Changes in outstanding restricted common stock units were as follows:

	Outstanding		Vested
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit

December 31, 2009	821,421	$10.25	183,133	$19.57

Granted (1)	331,894	$14.10	565	$17.71
Vested	-	-	6,838	$16.84
Forfeited	-	-	-	-
Distributed	(47,149)	$14.78	(47,149)	$14.78

December 31, 2010	1,106,166	$11.21	143,387	$21.01

(1)	Includes dividends reinvested into additional restricted common stock units.

NOTE 7 - Income Taxes

The income tax assets and liabilities included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Income tax (asset) liability
Current	$(19,321)	$(6,951)
Deferred	131,076	67,641

Deferred tax assets and liabilities are recognized for all future tax consequences attributable to “temporary differences” between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. There are no deferred tax liabilities that have not been recognized. The “temporary differences” that gave rise to the deferred tax balances as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Deferred tax assets
Unearned premium reserve reduction	$14,292	$14,427
Compensation accruals	10,170	7,712
Other comprehensive income – net funded status of pension and other postretirement benefit obligations	7,083	6,255
Impaired securities	6,715	12,482
Discounting of unpaid claims and claim expenses tax reserves	5,740	5,997
Postretirement benefits other than pension	2,766	3,672
Unutilized net operating loss carryforward	112	-
Other, net	410	813

Total gross deferred tax assets	47,288	51,358

Deferred tax liabilities
Deferred policy acquisition costs	87,476	87,943
Other comprehensive income – net unrealized gains on fixed maturities and equity securities	64,975	12,610
Life insurance future policy benefit reserve revaluation	11,824	8,262
Intangible assets	4,262	4,262
Investment related adjustments	9,827	5,922

Total gross deferred tax liabilities	178,364	118,999

Net deferred tax liability	$131,076	$67,641

NOTE 7 - Income Taxes-(Continued)

The Company evaluated sources and character of income, including historical earnings, loss carryback potential, taxable income from future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences, and taxable income from prudent and feasible tax-planning strategies. Although realization of deferred tax assets is not assured, the Company believes it is more-likely-than-not that gross deferred tax assets will be fully realized and that a valuation allowance with respect to the realization of the total gross deferred tax assets was not necessary as of December 31, 2010 and 2009.

At December 31, 2010, the Company had $320 of net operating loss carryforwards which, if not used, will expire in 2030.

The components of income tax expense (benefit) were as follows:

	Year Ended December 31,
	2010	2009	2008

Current	$13,609	$11,025	$(4,359)
Deferred	16,820	18,996	(6,380)

Total income tax expense (benefit)	$30,429	$30,021	$(10,739)

Income tax expense (benefit) for the following periods differed from the expected tax computed by applying the federal corporate tax rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2010	2009	2008

Expected federal tax on income	$38,952	$36,228	$62
Add (deduct) tax effects of:
Tax-exempt interest	(7,034)	(6,497)	(5,854)
Dividend received deduction	(1,660)	(1,173)	(1,652)
Resolution of contingent tax liabilities	(1,429)	-	(4,180)
Other, net	1,600	1,463	885

Income tax expense (benefit) provided on income	$30,429	$30,021	$(10,739)

At December 31, 2010, the Company had federal income tax returns for the 2007 through 2010 tax years still open and subject to adjustment upon examination by taxing authorities.

In the second quarter of 2010, the Internal Revenue Service (“IRS”) published guidance regarding Separate Account (variable annuity) dividend received deductions for life insurance companies in which they advised (1) they would concede appeals related to the issue and not raise the issue on audit unless the taxpayer changed its methodology for computing the deduction, and (2) any changes in law regarding this deduction would be effective prospectively. As a result, the Company believes this issue is no longer an uncertain tax position and recorded a reduction of $1,429 in the uncertain tax position liability related to the separate account dividend received deduction in 2010.

In 2008, the IRS completed its examination of tax years 2002, 2004, 2005 and 2006. As a result, the Company recorded a reduction in its liability for uncertain tax positions, including interest, of $4,180.

NOTE 7 - Income Taxes-(Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	Year Ended December 31,
	2010	2009
Balance as of the beginning of the year	$1,435	$1,085
Additions based on tax positions related to the current year	-	360
Reductions for tax positions for prior years	(1,397)	(10)
Balance as of the end of the year	$ 38	$1,435

All of the liability for unrecognized tax benefits would affect the effective tax rate if recognized. There are no positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The Company classifies all tax related interest and penalties as income tax expense. For the years ended December 31, 2010, 2009 and 2008, the expense for interest and penalties was $27 ($16 net of tax benefits), $94 ($62 net of tax benefits) and $12 ($8 net of tax benefits), respectively. The Company has recorded $284 and $257 in liabilities for tax related interest and penalties on its Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

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

Reconciliations of statutory capital and surplus and net income, as determined using statutory accounting principles, to the amounts included in the accompanying consolidated financial statements are as follows:

	(Unaudited) December 31,
	2010	2009

Statutory capital and surplus of insurance subsidiaries	$684,909	$627,277
Increase (decrease) due to:
Deferred policy acquisition costs	272,825	276,124
Difference in policyholder reserves	50,927	45,465
Goodwill	47,396	47,396
Liability for postretirement benefits other than pensions	(3,489)	(4,470)
Investment fair value adjustments on fixed maturities	183,549	40,508
Difference in investment reserves	65,773	50,938
Federal income tax liability	(165,108)	(101,867)
Net funded status of pension and other postretirement benefit obligations	(20,336)	(17,872)
Non-admitted assets and other, net	7,297	1,599
Shareholders’ equity (deficit) of parent company and non-insurance subsidiaries	(6,057)	(7,939)
Parent company short-term and long-term debt	(237,679)	(237,614)

Shareholders’ equity as reported herein	$880,007	$719,545

	(Unaudited) Year Ended December 31,
	2010	2009	2008

Statutory net income of insurance subsidiaries	$77,235	$69,295	$2,616
Net income (loss) of non-insurance companies	(4,211)	(4,678)	40
Interest expense	(13,953)	(13,971)	(14,455)
Tax benefit of interest expense and other parent company current tax adjustments	5,411	6,779	6,737

Combined net income (loss)	64,482	57,425	(5,062)
Increase (decrease) due to:
Deferred policy acquisition costs	12,686	12,895	6,513
Policyholder benefits	13,018	7,550	19,186
Federal income tax benefit (expense)	(17,987)	(19,385)	5,782
Amortization of intangible assets	-	(223)	(5,329)
Investment reserves	16,167	21,188	(3,819)
Other adjustments, net	(7,504)	(5,964)	(6,354)

Net income as reported herein	$80,862	$73,486	$10,917

NOTE 8 - Statutory Surplus and Subsidiary Dividend Restrictions-(Continued)

The Company has principal insurance subsidiaries domiciled in Illinois and Texas. The statutory financial statements of these subsidiaries are prepared in accordance with accounting principles prescribed or permitted by the Illinois Department of Insurance and the Texas Department of Insurance, as applicable. Prescribed statutory accounting principles include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules.

The Company’s insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2011 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $78,000.

The NAIC has adopted risk-based capital guidelines to evaluate the adequacy of statutory capital and surplus in relation to risks assumed in investments, reserving policies, and volume and types of insurance business written. Based on current guidelines, the risk-based capital statutory requirements are not expected to have a negative regulatory impact on the Company’s insurance subsidiaries. At December 31, 2010 and 2009, statutory capital and surplus of each of the Company’s insurance subsidiaries was above required levels.

At the time of this Annual Report on Form 10-K and during each of the years in the three year period ended December 31, 2010, the Company had no financial reinsurance agreements in effect.

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

Total expense recorded for the qualified and non-qualified defined contribution, 401(k), defined benefit and supplemental retirement plans was $10,427, $11,717 and $12,947 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The non-qualified defined contribution plan is an unfunded plan. Under this plan, distributions are funded at the time payments are made to retirees.

Contributions to employees’ accounts under the qualified defined contribution plan, the 401(k) plan and the non-qualified defined contribution plan, as well as total assets of the plans, were as follows:

	Year Ended December 31,
	2010	2009	2008
Qualified defined contribution plan:
Contributions to employees’ accounts	$5,252	$5,516	$6,867
Total assets at the end of the year (1)	148,897	148,833	145,021
401(k) plan:
Contributions to employees’ accounts	3,011	3,413	3,815
Total assets at the end of the year (1)	117,814	112,470	100,389
Non-qualified defined contribution plan:
Contributions to employees’ accounts	-	-	-
Total assets at the end of the year	-	-	-

(1)	As of the date of this Annual Report on Form 10-K, the assets of the plans as of December 31, 2010 are unaudited.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Defined Benefit Plan and Supplemental Retirement Plans

The following tables summarize the funding status of the defined benefit and supplemental retirement pension plans as of December 31, 2010, 2009 and 2008 (the measurement dates) and identify (1) the assumptions used to determine the projected benefit obligation and (2) the components of net pension cost for the defined benefit plan and supplemental retirement plans for the following periods:

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$38,488	$37,448	$40,916	$15,707	$14,818	$15,279
Service cost	-	-	-	-	(57)	(45)
Interest cost	1,877	2,150	2,337	841	886	905
Plan amendments	-	-	-	-	529	-
Actuarial loss (gain)	2,817	2,640	(1,433)	1,401	667	(190)
Benefits paid	(3,629)	(3,750)	(1,564)	(1,148)	(1,136)	(1,131)
Settlements	-	-	(2,808)	-	-	-

Projected benefit obligation at end of year	$39,553	$38,488	$37,448	$16,801	$15,707	$14,818

Change in plan assets:
Fair value of plan assets at beginning of year	$29,006	$25,173	$40,068	$-	$-	$-
Actual return on plan assets	2,812	5,154	(10,523)	-	-	-
Employer contributions	1,307	2,700	-	1,148	1,136	1,131
Benefits paid	(3,629)	(3,750)	(1,564)	(1,148)	(1,136)	(1,131)
Expenses paid	(223)	(271)	-	-	-	-
Settlements	-	-	(2,808)	-	-	-

Fair value of plan assets at end of year	$29,273	$29,006	$25,173	$-	$-	$-

Funded status	$(10,280)	$(9,483)	$(12,275)	$(16,801)	$(15,707)	$(14,818)

Prepaid (accrued) benefit expense	$8,270	$7,747	$6,557	$(12,918)	$(12,855)	$(12,935)

Amounts recognized in
Consolidated Balance Sheets:
Other liabilities	$(10,280)	$(9,483)	$(12,275)	$(16,801)	$(15,707)	$(14,818)

Total amount recognized in Consolidated Balance Sheets	$(10,280)	$(9,483)	$(12,275)	$(16,801)	$(15,707)	$(14,818)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service cost	$-	$-	$-	$373	$498	$-
Net actuarial loss	18,550	17,230	18,832	3,510	2,354	1,883

Total amount recognized in AOCI	$18,550	$17,230	$18,832	$3,883	$2,852	$1,883

Information for pension plans with an accumulated benefit obligation greater than plan assets:
Projected benefit obligation	$39,553	$38,488	$37,448	$16,801	$15,707	$14,818
Accumulated benefit obligation	39,553	38,488	37,448	16,801	15,707	14,818
Fair value of plan assets	29,273	29,006	25,173	-	-	-

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The change in the Company’s AOCI for the defined benefit plan was $1,320, $(1,602) and $10,412, for the years ended December 31, 2010, 2009 and 2008, respectively. The change in 2010 was attributable primarily to revision of the discount rate assumption. In 2009 and 2008, the changes were attributable primarily to the performance in plan assets.

				Supplemental
	Defined Benefit Plan			Defined Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-	$(57)	$(45)
Other expenses	250	250	-	-	-	-
Interest cost	1,877	2,150	2,337	841	886	905
Expected return on plan assets	(2,388)	(2,213)	(2,725)	-	-	-
Settlement loss	-	-	928	-	-	-
Amortization of:
Prior service cost	-	-	-	124	31	-
Actuarial loss	1,045	1,323	475	246	196	234

Net periodic pension expense	$784	$1,510	$1,015	$1,211	$1,056	$1,094

Changes in plan assets and benefit obligations included in other comprehensive income (loss):
Prior service cost	$-	$-	$-	$-	$529	$-
Net actuarial loss (gain)	2,365	(279)	10,887	1,401	667	(190)
Amortization of:
Prior service cost	-	-	-	(124)	(31)	-
Actuarial loss	(1,045)	(1,323)	(475)	(246)	(196)	(234)

Total recognized in other comprehensive income (loss)	$1,320	$(1,602)	$10,412	$1,031	$969	$(424)

Weighted-average assumptions used to determine expense:
Discount rate	5.27%	6.27%	6.45%	5.54%	6.35%	6.20%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.58%	5.27%	6.27%	4.92%	5.54%	6.35%
Expected return on plan assets	7.50%	7.50%	7.50%	*	*	*
Annual rate of salary increase	*	*	*	*	*	*

*	Not applicable.

The discount rates at December 31, 2010 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve.

The assumption for the long-term rate of return on plan assets was determined by considering actual investment experience during the lifetime of the plan, balanced with reasonable expectations of future growth considering the various classes of assets and percentage allocation for each asset class.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

The Company has an investment policy for the defined benefit pension plan that aligns the assets within the plan’s trust to an approximate 50% equity and 50% stable value funds allocation. Management believes this allocation will produce the targeted long-term rate of return on assets necessary for payment of future benefit obligations, while providing adequate liquidity for payments to current beneficiaries. Assets are reviewed against the defined benefit pension plan’s investment policy and the trustee has been directed to adjust invested assets at least quarterly to maintain the target allocation percentages.

Fair values of the equity security funds and fixed income funds have been determined from public quotations. The following table presents the fair value hierarchy for the Company’s defined benefit pension plan assets as of December 31, 2010.

		Fair Value Measurements
	Total	Level 1	Level 2	Level 3
December 31, 2010
Asset category
Equity security funds (1)
United States	$11,630	$-	$11,630	$-
International	2,923	-	2,923	-
Fixed income funds	14,607	-	14,607	-

Total	$29,160	$-	$29,160	$-

December 31, 2009
Asset category
Equity security funds (1)
United States	$15,808	$-	$15,808	$-
International	4,395	-	4,395	-
Fixed income funds	8,608	-	8,608	-

Total	$28,811	$-	$28,811	$-

(1)	None of the trust fund assets for the defined benefit pension plan have been invested in shares of HMEC’s common stock.

There were no Level 3 assets held during the period January 1, 2010 to December 31, 2010.

There is a minimum funding requirement of approximately $900 for the Company’s defined benefit plan in 2011. The Company expects to contribute approximately $5,200 to the defined benefit plan and expects to contribute approximately $1,300 to the supplemental retirement plans in 2011. In addition, the Company expects amortization of net losses of $1,775 and $658 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense in 2011.

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

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over and established a Health Reimbursement Account (“HRA”) for each eligible participant. Health care benefits for eligible retirees under 65 years of age will continue to be provided as a bridge to Medicare eligibility. Eligible participants will receive a one-time credit of $10 to their HRA account to use for covered expenses incurred on or after age 65. As of December 31, 2006, HRA accounts were established for eligible participants and totaled $7,310. As of December 31, 2010, the balance of the HRA accounts was $3,404. Also, the new plan does not provide life insurance benefits to individuals who retired after December 31, 1993.

As a result of the changes in the plan for other postretirement benefits, the Company recorded a reduction in its expenses of $350, $339 and $2,304 for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents the funded status of postretirement benefits other than pensions of active and retired employees (including employees on disability more than 2 years) as of December 31, 2010, 2009 and 2008 (the measurement dates) reconciled with amounts recognized in the Company’s Consolidated Balance Sheets:

	December 31,
	2010	2009	2008
Change in accumulated postretirement benefit obligations:
Accumulated postretirement benefit obligations at beginning of year	$4,470	$4,549	$5,095
Changes during fiscal year
Service cost	-	-	1
Interest cost	170	250	266
Medicare prescription reimbursements	-	-	-
Net (gain) loss	(407)	287	119
Employer payments net of participant contributions	(744)	(616)	(932)
Actuarial (gain) loss	-	-	-

Accumulated postretirement benefit obligations at end of year	$3,489	$4,470	$4,549

Unfunded status	$(3,489)	$(4,470)	$(4,549)
Amounts recognized in Consolidated Balance Sheets:
Other liabilities	$(3,489)	$(4,470)	$(4,549)

Total amount recognized in Consolidated Balance Sheets	$(3,489)	$(4,470)	$(4,549)

Amounts recognized in accumulated other comprehensive income (loss) (“AOCI”):
Prior service credit	$-	$-	$-
Net actuarial gain	(2,097)	(2,210)	(2,913)

Total amount recognized in AOCI	$(2,097)	$(2,210)	$(2,913)

	Year Ended December 31,
	2010	2009	2008
Components of net periodic benefit:
Service cost	$-	$-	$1
Interest cost	170	250	266
Amortization of prior service cost	-	-	(1,902)
Amortization of prior gain	(520)	(589)	(669)

Net periodic income	$(350)	$(339)	$(2,304)

The Company expects to contribute approximately $600 to the postretirement benefit plans other than pensions in 2011. In addition, the Company expects amortization of net gains and losses of $550 to be included in net periodic pension expense in 2011.

NOTE 9 - Pension Plans and Other Postretirement Benefits-(Continued)

Sensitivity Analysis and Assumptions for Postretirement Benefits Other than Pensions

A one percentage point change in the assumed health care cost trend rate for each year would change the accumulated postretirement benefit obligations as follows:

	December 31,
	2010	2009	2008
Accumulated postretirement benefit obligations
Effect of a one percentage point increase	$59	$91	$91
Effect of a one percentage point decrease	(56)	(85)	(85)

Service and interest cost components of the net periodic postretirement benefit expense
Effect of a one percentage point increase	$2	$4	$5
Effect of a one percentage point decrease	(2)	(4)	(5)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	3.68%	4.49%	5.98%
Healthcare cost trend rate	8.00%	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2021	2017	2013
Expected return on plan assets	*	*	*

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.49%	5.98%	5.65%
Healthcare cost trend rate	8.50%	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.50%	5.50%
Year the rate is assumed to reach the ultimate trend rate	2017	2013	2013
Expected return on plan assets	*	*	*

*	Not applicable.

The discount rates at December 31, 2010 were based on the average yield for long-term, high-grade securities available during the benefit payout period. To set its discount rate, the Company looks to leading indicators, including the Citigroup Pension Discount Curve.

Estimated Future Benefit Payments

The Company’s defined benefit plan may be subject to settlement accounting. Assumptions for both the number of individuals retiring in a calendar year and their elections regarding lump sum distributions are significant factors impacting the payout patterns for each of the plans below. Therefore, actual results could vary from the estimates shown. Estimated future benefit payments as of December 31, 2010 are as follows:

	2011	2012	2013	2014	2015	2016-2020
Pension plans:
Defined benefit plan	$5,465	$3,549	$3,537	$3,728	$3,694	$13,631
Supplemental retirement plans	1,310	1,306	1,301	1,295	1,287	6,220
Other postretirement benefits	635	561	516	454	438	1,302

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

The Company’s net catastrophe losses incurred of approximately $49,189 for the year ended December 31, 2010 reflected losses primarily from wind/hail/tornado events throughout the year. The Company’s net catastrophe losses incurred of approximately $33,065 for the year ended December 31, 2009 reflected losses primarily from wind/hail/tornado events in the spring and summer months. The Company’s net catastrophe losses incurred of approximately $73,931 for the year ended December 31, 2008 reflected losses from Hurricane Gustav, Hurricane Ike, wind/hail/tornado events in May and June, and winter storms in December.

The total amounts of reinsurance recoverable on unpaid insurance reserves classified as assets and reported in Other Assets in the Consolidated Balance Sheets were as follows:

	December 31,
	2010	2009
Reinsurance recoverables on reserves and unpaid claims
Property and casualty
Reinsurance companies	$10,074	$12,652
State insurance facilities	2,151	3,117
Life and health	8,232	8,473

Total	$20,457	$24,242

NOTE 10 - Catastrophes and Reinsurance-(Continued)

The Company recognizes the cost of reinsurance premiums over the contract periods for such premiums in proportion to the insurance protection provided. Amounts recoverable from reinsurers for unpaid claims and claim expenses, including estimated amounts for unsettled claims, claims incurred but not yet reported and policy benefits, are estimated in a manner consistent with the insurance liability associated with the policy. The effects of reinsurance on premiums written and contract deposits; premiums and contract charges earned; and benefits, claims and settlement expenses were as follows:

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
Year ended December 31, 2010
Premiums written and contract deposits	$1,082,100	$35,035	$4,896	$1,051,961
Premiums and contract charges earned	702,927	35,057	4,805	672,675
Benefits, claims and settlement expenses	479,719	8,934	4,051	474,836

Year ended December 31, 2009
Premiums written and contract deposits	1,034,654	35,104	4,103	1,003,653
Premiums and contract charges earned	690,631	35,169	4,128	659,590
Benefits, claims and settlement expenses	467,088	12,152	3,724	458,660

Year ended December 31, 2008
Premiums written and contract deposits	986,985	31,864	4,976	960,097
Premiums and contract charges earned	685,870	32,207	4,869	658,532
Benefits, claims and settlement expenses	480,799	12,126	2,859	471,532

There were no losses from uncollectible reinsurance recoverables in the three years ended December 31, 2010. Past due reinsurance recoverables as of December 31, 2010 were not material.

The Company maintains catastrophe excess of loss reinsurance coverage. For 2010, the Company’s catastrophe excess of loss coverage consisted of three contracts in addition to the Florida Hurricane Catastrophe Fund (“FHCF”). The primary contract (“first event”) provided 95% coverage of catastrophe losses above a retention of $25,000 per occurrence up to $170,000 per occurrence. This contract consisted of three layers, each of which provided for one mandatory reinstatement. The layers were $25,000 excess of $25,000, $40,000 excess of $50,000, and $80,000 excess of $90,000. The second excess of loss contract (“second event”) provided 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $10,000 of losses above $15,000 per occurrence. The third excess of loss contract (“third event”) provided 95% coverage of catastrophe losses above a retention of $15,000 per occurrence up to $25,000 per occurrence, after the Company retained $10,000 of losses above $15,000 per occurrence and less than $25,000 per occurrence, and after the second excess of loss contract described above was exhausted. Neither the second nor the third excess of loss contract provided for a reinstatement. In addition, the Company’s predominant insurance subsidiary for property and casualty business written in Florida reinsured 90% of hurricane losses in that state above an estimated retention of $13,700 up to $49,800, based on the FHCF’s financial resources. The FHCF contract is a one-year contract, effective June 1, 2010.

NOTE 10 - Catastrophes and Reinsurance-(Continued)

For liability coverages, in 2010 the Company reinsured each loss above a retention of $750 up to $2,500 per occurrence and $20,000 in a clash event. (A clash cover is a reinsurance casualty excess contract requiring two or more casualty coverages or policies issued by the Company to be involved in the same loss occurrence for coverage to apply.) For property coverages, in 2010 the Company reinsured each loss above a retention of $750 up to $2,500 on a per risk basis, including catastrophe losses that in the aggregate were less than the retention levels above. Also, the Company could submit to the reinsurers three per risk losses from the same occurrence for a total of $5,250 of property recovery in any one event.

The maximum individual life insurance risk retained by the Company is $200 on any individual life, while either $100 or $125 is retained on each group life policy depending on the type of coverage. Excess amounts are reinsured. The Company also maintains a life catastrophe reinsurance program. The Company reinsured 100% of the catastrophe risk in excess of $1,000 up to $25,000 per occurrence with one reinstatement in 2010. The Company’s life catastrophe risk reinsurance program covers acts of terrorism and includes nuclear, biological and chemical explosions but excludes other acts of war.

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

Leases

The Company has entered into various operating lease agreements, primarily for real estate (claims and marketing offices across the country and portions of the home office complex) and also for computer equipment and copy machines. Rental expenses were $3,370, $5,399 and $4,651 for the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under leases expiring subsequent to December 31, 2010 are as follows:

	As of December 31, 2010
	2011	2012	2013	2014	2015	2016- 2020	2021 and beyond
Minimum operating lease payments	$2,955	$2,730	$2,659	$2,320	$2,363	$9,359	$0

NOTE 12 - Supplementary Data on Cash Flows

A reconciliation of net income to net cash provided by operating activities as presented in the Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$80,862	$73,486	$10,917
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses	(23,769)	(26,310)	63,859
Depreciation and amortization	8,318	8,352	13,955
Increase in insurance liabilities	125,457	118,164	114,809
Increase in premium receivables	(2,797)	(3,245)	(2,717)
Increase in deferred policy acquisition costs	(10,668)	(11,528)	(5,539)
(Increase) decrease in reinsurance recoverable	(203)	4,982	(575)
Increase (decrease) in income tax liabilities	2,877	23,352	(21,578)
Other	(22,323)	(8,351)	(10,279)

Total adjustments	76,892	105,416	151,935

Net cash provided by operating activities	$157,754	$178,902	$162,852

NOTE 13 - Segment Information

The Company conducts and manages its business through four segments. The three operating segments, representing the major lines of insurance business, are: property and casualty insurance, principally personal lines automobile and homeowners products; annuity products, principally tax-qualified fixed and variable deposits; and life insurance. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments, but classifies those items in the fourth segment, corporate and other. In addition to ongoing transactions such as debt service, realized investment gains and losses and certain public company expenses, within the past five years such items have included debt retirement costs/gains.

The accounting policies of the segments are the same as those described in “Note 1 -- Summary of Significant Accounting Policies”. The Company accounts for intersegment transactions, primarily the allocation of agent and overhead costs from the corporate and other segment to the property and casualty, annuity and life segments, on a direct cost basis.

Summarized financial information for these segments is as follows:

	Year Ended December 31,
	2010	2009	2008
Insurance premiums and contract charges earned
Property and casualty	$555,825	$547,317	$541,125
Annuity	17,346	14,472	17,754
Life	99,504	97,801	99,653

Total	$672,675	$659,590	$658,532

Net investment income
Property and casualty	$36,474	$34,407	$35,716
Annuity	167,879	149,677	136,182
Life	68,718	63,792	59,327
Corporate and other	18	16	123
Intersegment eliminations	(1,035)	(1,058)	(1,079)

Total	$272,054	$246,834	$230,269

Net income (loss)
Property and casualty	$27,008	$29,799	$28,087
Annuity	31,593	21,258	17,342
Life	20,196	18,431	16,415
Corporate and other	2,065	3,998	(50,927)

Total	$80,862	$73,486	$10,917

	December 31,
	2010	2009	2008
Assets
Property and casualty	$954,201	$916,347	$867,590
Annuity	4,556,317	4,075,872	3,509,119
Life	1,393,169	1,250,146	1,035,739
Corporate and other	130,191	127,399	133,172
Intersegment eliminations	(28,337)	(26,651)	(37,902)

Total	$7,005,541	$6,343,113	$5,507,718

NOTE 13 - Segment Information-(Continued)

Additional significant financial information for these segments is as follows:

	Year Ended December 31,
	2010	2009	2008
Policy acquisition expenses amortized
Property and casualty	$65,581	$62,181	$57,948
Annuity	7,922	6,572	10,781
Life	11,553	11,646	10,405

Total	$85,056	$80,399	$79,134

Amortization of intangible assets
Value of acquired insurance in force
Annuity	$-	$-	$4,037
Life	-	223	1,292

Total	$-	$223	$5,329

Income tax expense (benefit)
Property and casualty	$4,295	$5,919	$5,608
Annuity	13,034	11,020	3,225
Life	10,920	10,422	9,235
Corporate and other	2,180	2,660	(28,807)

Total	$30,429	$30,021	$(10,739)

NOTE 14 - Unaudited Selected Quarterly Financial Data

Selected quarterly financial data is presented below.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
2010
Insurance premiums written and contract deposits	$269,173	$289,316	$254,766	$238,706
Total revenues	237,994	250,030	248,014	238,673
Net income	15,112	20,166	22,981	22,603
Per share information
Basic
Net income	$0.38	$0.51	$0.59	$0.58
Shares of common stock - weighted average (1)	39,514	39,411	39,263	39,206
Diluted
Net income	$0.36	$0.49	$0.56	$0.55
Shares of common stock and equivalent shares - weighted average (1)	41,253	41,115	40,929	40,900

2009
Insurance premiums written and contract deposits	$245,907	$271,750	$264,679	$221,317
Total revenues	235,886	241,530	237,642	222,369
Net income	22,170	19,281	18,604	13,431
Per share information
Basic
Net income	$0.57	$0.49	$0.48	$0.34
Shares of common stock - weighted average (1)	39,185	39,180	39,172	39,164
Diluted
Net income	$0.54	$0.48	$0.46	$0.33
Shares of common stock and equivalent shares - weighted average (1)	40,613	40,640	40,532	40,385

2008
Insurance premiums written and contract deposits	$239,088	$251,420	$245,002	$224,587
Total revenues	221,101	178,204	216,245	219,268
Net income (loss)	22,927	(30,808)	4,542	14,256
Per share information
Basic
Net income (loss)	$0.59	$(0.79)	$0.11	$0.35
Shares of common stock - weighted average (1)	39,062	39,062	40,116	41,055
Diluted
Net income (loss)	$0.58	$(0.79)	$0.11	$0.34
Shares of common stock and equivalent shares - weighted average (1)	39,824	39,062	41,225	42,146

(1)	Rounded to thousands.

SCHEDULE I

HORACE MANN EDUCATORS CORPORATION

SUMMARY OF INVESTMENTS-OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2010

(Dollars in thousands)

			Amount
			shown in
		Fair	Balance
Type of Investments	Cost(1)	Value	Sheet

Fixed maturities:
U.S. Government and federally sponsored agency obligations	$955,661	$965,498	$965,498
States, municipalities and political subdivisions	1,080,324	1,088,707	1,088,707
Foreign government bonds	42,982	45,536	45,536
Public utilities	275,753	301,340	301,340
Other corporate bonds	2,178,513	2,314,456	2,314,456

Total fixed maturity securities	4,533,233	4,715,537	4,715,537

Equity securities:
Non-redeemable preferred stocks	20,711	23,613	23,613
Common stocks	54	443	443

Total equity securities	20,765	24,056	24,056

Mortgage loans	118	XXX	118
Short-term investments	211,950	XXX	211,998
Policy loans	121,914	XXX	121,914

Total investments	$4,887,980	XXX	$5,073,623

(1)	Bonds at original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts and impairment in value of specifically identified investments.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

As of December 31, 2010 and 2009

(Dollars in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Investments and cash	$23,150	$21,420
Investment in subsidiaries	1,049,365	891,101
Other assets	50,575	49,766

Total assets	$1,123,090	$962,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term debt	$38,000	$38,000
Long-term debt	199,679	199,614
Other liabilities	5,404	5,128

Total liabilities	243,083	242,742

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2010, 61,469,148; 2009, 60,997,917	61	61
Additional paid-in capital	367,448	358,081
Retained earnings	823,579	758,343
Accumulated other comprehensive income (loss), net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	109,737	22,266
Net funded status of pension and other postretirement benefit obligations	(13,155)	(11,543)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	880,007	719,545

Total liabilities and shareholders’ equity	$1,123,090	$962,287

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues
Net investment income	$18	$21	$131
Realized investment gains	232	-	29

Total revenues	250	21	160

Expenses
Interest	13,953	13,971	14,455
Other	4,598	4,657	462

Total expenses	18,551	18,628	14,917

Loss before income taxes and equity in net earnings of subsidiaries	(18,301)	(18,607)	(14,757)
Income tax benefit	(5,690)	(6,047)	(6,006)

Loss before equity in net earnings of subsidiaries	(12,611)	(12,560)	(8,751)
Equity in net earnings of subsidiaries	93,473	86,046	19,668

Net income	$80,862	$73,486	$10,917

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm

SCHEDULE II

HORACE MANN EDUCATORS CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows – operating activities
Interest expense paid	$(13,605)	$(14,052)	$(13,683)
Federal income taxes recovered	4,876	4,245	4,729
Cash dividends received from subsidiaries	44,000	24,000	74,500
Other, net	359	(8,848)	(8,780)

Net cash provided by operating activities	35,630	5,345	56,766

Cash flows - investing activities
Net (increase) decrease in investments	(1,641)	4,591	(25,538)
Capital contributions to subsidiaries	(24,000)	-	-

Net cash provided by (used in) investing activities	(25,641)	4,591	(25,538)

Cash flows - financing activities
Dividends paid to shareholders	(14,288)	(9,635)	(14,964)
Purchase of treasury stock	-	-	(54,338)
Exercise of stock options	4,167	-	-
Principal borrowings on Bank Credit Facility	-	-	38,000

Net cash used in financing activities	(10,121)	(9,635)	(31,302)

Net increase (decrease) in cash	(132)	301	(74)
Cash at beginning of period	400	99	173

Cash at end of period	$268	$400	$99

See accompanying note to condensed financial statements.

See accompanying Report of Independent Registered Public Accounting Firm

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

SCHEDULE III & VI (COMBINED)

HORACE MANN EDUCATORS CORPORATION

SCHEDULE III: SUPPLEMENTARY INSURANCE INFORMATION

SCHEDULE VI: SUPPLEMENTAL INFORMATION CONCERNING PROPERTY AND CASUALTY INSURANCE OPERATIONS

(Dollars in thousands)

Column identification for
Schedule III: A	B	C		D	E	F	G	H			I	J		K
Schedule VI: A	B	C	D	E		F	G		H		I		J	K

	Deferred policy acquisition costs	Future policy benefits, claims and claims expenses	Discount, if any, deducted in previous column	Unearned premiums	Other policy claims and benefits payable	Premium revenue/ premium earned	Net investment income	Benefits, claims and settlement expenses	Claims and claims adjustment expense incurred related to		Amortization of deferred policy acquisition costs	Other operating expenses	Paid claims and claims adjustment expense	Premiums written
Segment									Current year	Prior years

Year Ended December 31, 2010
Property and casualty	$23,481	$301,623	$ 0	$206,586	$-	$555,825	$36,474	$418,254	$438,784	$(20,530)	$65,581	$77,500	$414,063	$557,074
Annuity	165,510	2,621,523	xxx	-	108,924	17,346	167,879	107,532	xxx	xxx	7,922	28,354	xxx	xxx
Life	83,834	934,297	xxx	4,704	3,815	99,504	68,718	95,773	xxx	xxx	11,553	32,444	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(1,017)	-	xxx	xxx	-	18,507	xxx	xxx

Total	$272,825	$3,857,443	xxx	$211,290	$112,739	$672,675	$272,054	$621,559	xxx	xxx	$85,056	$156,805	xxx	xxx

Year Ended December 31, 2009
Property and casualty	$22,846	$300,975	$0	$205,337	$-	$547,317	$34,407	$407,076	$418,803	$(11,727)	$62,181	$75,468	$404,835	$553,498
Annuity	163,722	2,373,555	xxx	-	113,588	14,472	149,677	99,458	xxx	xxx	6,572	28,947	xxx	xxx
Life	89,556	909,315	xxx	5,428	3,761	97,801	63,792	91,547	xxx	xxx	11,646	32,398	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(1,042)	-	xxx	xxx	-	18,627	xxx	xxx

Total	$276,124	$3,583,845	xxx	$210,765	$117,349	$659,590	$246,834	$598,081	xxx	xxx	$80,399	$155,440	xxx	xxx

Year Ended December 31, 2008
Property and casualty	$21,331	$297,758	$ 0	$200,382	$-	$541,125	$35,716	$416,106	$434,206	$(18,100)	$57,948	$70,596	$423,401	$545,873
Annuity	193,459	2,172,533	xxx	-	124,529	17,754	136,182	95,165	xxx	xxx	10,781	32,291	xxx	xxx
Life	97,256	886,324	xxx	6,196	3,830	99,653	59,327	92,059	xxx	xxx	10,405	34,036	xxx	xxx
Other, including consolidating eliminations	N/A	-	xxx	N/A	N/A	-	(956)	-	xxx	xxx	-	15,253	xxx	xxx

Total	$312,046	$3,356,615	xxx	$206,578	$128,359	$658,532	$230,269	$603,330	xxx	xxx	$79,134	$152,176	xxx	xxx

N/A - Not applicable.

See accompanying Report of Independent Registered Public Accounting Firm.

SCHEDULE IV

HORACE MANN EDUCATORS CORPORATION

REINSURANCE

(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
		Ceded to	Assumed		Percentage
	Gross	Other	from Other	Net	of Amount
	Amount	Companies	Companies	Amount	Assumed to Net
Year ended December 31, 2010
Life insurance in force	$13,939,851	$2,548,774	-	$11,391,077	-
Premiums
Property and casualty	$580,512	$29,492	$4,805	$555,825	0.9%
Annuity	17,346	-	-	17,346	-
Life	105,069	5,565	-	99,504	-

Total premiums	$702,927	$35,057	$4,805	$672,675	0.7%

Year ended December 31, 2009
Life insurance in force	$13,761,252	$2,397,121	-	$11,364,131	-
Premiums
Property and casualty	$572,887	$29,698	$4,128	$547,317	0.8%
Annuity	14,472	-	-	14,472	-
Life	103,272	5,471	-	97,801	-

Total premiums	$690,631	$35,169	$4,128	$659,590	0.6%

Year ended December 31, 2008
Life insurance in force	$13,671,845	$2,022,559	-	$11,649,286	-
Premiums
Property and casualty	$563,385	$27,129	$4,869	$541,125	0.9%
Annuity	17,754	-	-	17,754	-
Life	104,731	5,078	-	99,653	-

Total premiums	$685,870	$32,207	$4,869	$658,532	0.7%

Note: Premiums above include insurance premiums earned and contract charges earned.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-K

For the Year Ended December 31, 2010

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s (“HMEC”) Annual Report on Form 10-K for the year ended December 31, 2010. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.	Description

(3) Articles of incorporation and bylaws:

3.1	Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.2	Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

3.3	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.1 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(a)	First Supplemental Indenture, dated as of June 9, 2005, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.2 to HMEC’s Current Report on Form 8-K dated June 6, 2005, filed with the SEC on June 9, 2005.

4.1(b)	Form of HMEC 6.05% Senior Notes Due 2015 (included in Exhibit 4.1(a)).

4.1(c)	Second Supplemental Indenture, dated as of April 21, 2006, between HMEC and The Bank of New York Mellon Trust Company, N.A., as trustee (formerly JPMorgan Chase Bank, N.A. was trustee), incorporated by reference to Exhibit 4.3 to HMEC’s Current Report on Form 8-K dated April 18, 2006, filed with the SEC on April 21, 2006.

4.1(d)	Form of HMEC 6.85% Senior Notes due April 15, 2016 (included in Exhibit 4.1(c)).

Exhibit No.	Description

4.2	Certificate of Designations for HMEC Series A Cumulative Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

(10) Material contracts:

10.1	Amended and Restated Credit Agreement dated as of December 19, 2006 among HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, incorporated by reference to Exhibit 10.1 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007.

10.2*	Amended and Restated Horace Mann Educators Corporation Deferred Equity Compensation Plan for Directors, incorporated by reference to Exhibit 10.2 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.3*	Amended and Restated Horace Mann Educators Corporation Deferred Compensation Plan for Employees, incorporated by reference to Exhibit 10.3 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.4*	Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(a)*	Amendment to Amended and Restated Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.1(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on August 11, 2000.

10.4(b)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.4(c)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 1991 Stock Incentive Plan, incorporated by reference to Exhibit 10.5(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the SEC on March 30, 2000.

10.5*	Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

Exhibit No.	Description

10.5(a)*	Specimen Employee Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.5(b)*	Specimen Director Stock Option Agreement under the Horace Mann Educators Corporation 2001 Stock Incentive Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002.

10.6*	Horace Mann Educators Corporation Amended and Restated 2002 Incentive Compensation Plan (“2002 Incentive Compensation Plan”), incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.

10.6(a)*	Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(b)*	Revised Specimen Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(b) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(c)*	Specimen Regular Employee Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(d)*	Specimen Director Stock Option Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

10.6(e)*	Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(d) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(f)*	Revised Specimen Employee Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

Exhibit No.	Description

10.6(g)*	Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(e) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(h)*	Revised Specimen Non-employee Director Restricted Stock Unit Agreement under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(h) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(i)*	Specimen Restricted Stock Unit Deferral Election Form under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(f) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.6(j)*	Revised Specimen Restricted Stock Unit Deferral Election Forms under the 2002 Incentive Compensation Plan, incorporated by reference to Exhibit 10.6(j) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.6(k)*	Specimen Modification to Stock Options outstanding as of June 30, 2004, incorporated by reference to Exhibit 10.2(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004.

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.7(a)*	Specimen Non-Employee Director Restricted Stock Unit Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.17(a) to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.8*	Horace Mann Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

10.9*	Horace Mann Executive Supplemental Employee Retirement Plan, 2002 Restatement, incorporated by reference to Exhibit 10.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002.

Exhibit No.	Description

10.10*	Amended and Restated Horace Mann Nonqualified Supplemental Money Purchase Pension Plan, incorporated by reference to Exhibit 10.9 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.1 to HMEC’s Current Report on Form 8-K dated October 6, 2010, filed with the SEC on October 8, 2010.

10.13*	Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13(a)*	Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC.

10.14*	Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.14(a)*	Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

10.15*	Employment Agreement between HMSC and Stephen P. Cardinal as of November 20, 2008, incorporated by reference to Exhibit 10.15 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.16*	Letter of Employment between HMSC and Brent H. Hamann effective February 9, 2009, incorporated by reference to Exhibit 10.16 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 8, 2009.

Exhibit No.	Description

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