Form 10-Q
period 2011-03-31
HORACE MANN EDUCATORS CORP /DE/
filed 2011-05-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, 39,884,081 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,873,322 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of March 31, 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it was derived.

Note 1 of the Company’s audited consolidated financial statements as of December 31, 2010, and for the year then ended, discloses that the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of April 1, 2009. Our auditors’ report on those consolidated financial statements dated February 28, 2011, includes an explanatory paragraph referring to the matters in Note 1 of those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

May 9, 2011

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2011, $4,758,064; 2010, $4,533,233)	$4,934,241	$4,715,537
Equity securities, available for sale, at fair value (cost 2011, $20,765; 2010, $20,765)	24,607	24,056
Short-term and other investments	211,627	334,030

Total investments	5,170,475	5,073,623
Cash	37,135	5,928
Accrued investment income and premiums receivable	126,285	117,441
Deferred policy acquisition costs	274,353	272,825
Goodwill	47,396	47,396
Other assets	98,905	112,672
Separate Account (variable annuity) assets	1,419,452	1,375,656

Total assets	$7,174,001	$7,005,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,676,214	$2,614,380
Interest-sensitive life contract liabilities	730,623	725,286
Unpaid claims and claim expenses	319,062	315,436
Future policy benefits	203,507	202,341
Unearned premiums	202,510	211,290

Total policy liabilities	4,131,916	4,068,733
Other policyholder funds	110,019	112,739
Other liabilities	374,718	330,727
Short-term debt	38,000	38,000
Long-term debt	199,696	199,679
Separate Account (variable annuity) liabilities	1,419,452	1,375,656

Total liabilities	6,273,801	6,125,534

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2011, 61,597,625; 2010, 61,469,148	62	61
Additional paid-in capital	370,003	367,448
Retained earnings	844,966	823,579
Accumulated other comprehensive income (loss) net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	105,987	109,737
Net funded status of pension and other postretirement benefit obligations	(13,155)	(13,155)
Treasury stock, at cost, 21,813,196 shares	(407,663)	(407,663)

Total shareholders’ equity	900,200	880,007

Total liabilities and shareholders’ equity	$7,174,001	$7,005,541

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenues
Insurance premiums and contract charges earned	$166,686	$166,353
Net investment income	70,469	65,918
Net realized investment gains	5,757	4,867
Other income	1,561	1,535

Total revenues	244,473	238,673

Benefits, losses and expenses
Benefits, claims and settlement expenses	110,601	112,917
Interest credited	37,426	35,558
Policy acquisition expenses amortized	21,021	20,065
Operating expenses	34,931	34,796
Interest expense	3,477	3,472

Total benefits, losses and expenses	207,456	206,808

Income before income taxes	37,017	31,865
Income tax expense	11,076	9,262

Net income	$25,941	$22,603

Net income per share
Basic	$0.65	$0.58

Diluted	$0.62	$0.55

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,749	39,206
Diluted	41,699	40,900

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$-	$(745)
Portion of losses recognized in other comprehensive income	-	-

Net other-than-temporary impairment losses on securities recognized in earnings	-	(745)
Realized gains	5,757	5,612

Total	$5,757	$4,867

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Comprehensive income
Net income	$25,941	$22,603
Other comprehensive income (loss), net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	(3,750)	38,569
Change in net funded status of pension and other postretirement benefit obligations	-	-

Other comprehensive income (loss)	(3,750)	38,569

Total	$22,191	$61,172

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Common stock, $0.001 par value
Beginning balance	$61	$61
Options exercised, 2011, 105,944 shares; 2010, 0 shares	1	-
Conversion of common stock units, 2011, 15,715 shares; 2010, 27,774 shares	-	-
Conversion of restricted stock units, 2011, 6,818 shares; 2010, 7,432 shares	-	-

Ending balance	62	61

Additional paid-in capital
Beginning balance	367,448	358,081
Options exercised and conversion of common stock units and restricted stock units	2,145	448
Share-based compensation expense	410	328

Ending balance	370,003	358,857

Retained earnings
Beginning balance	823,579	758,343
Net income	25,941	22,603
Cash dividends, 2011, $0.11 per share; 2010, $0.08 per share	(4,554)	(3,257)

Ending balance	844,966	777,689

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	96,582	10,723
Change in net unrealized gains and losses on fixed maturities and equity securities	(3,750)	38,569
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	92,832	49,292

Treasury stock, at cost
Beginning and ending balance, 2011 and 2010, 21,813,196 shares	(407,663)	(407,663)

Shareholders’ equity at end of period	$900,200	$778,236

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows - operating activities
Premiums collected	$156,641	$160,788
Policyholder benefits paid	(114,157)	(107,488)
Policy acquisition and other operating expenses paid	(62,929)	(66,711)
Federal income taxes paid	-	(960)
Investment income collected	62,577	58,067
Interest expense paid	(116)	(110)
Other	660	(62)

Net cash provided by operating activities	42,676	43,524

Cash flows - investing activities
Fixed maturities
Purchases	(389,308)	(353,807)
Sales	131,266	89,802
Maturities, paydowns, calls and redemptions	90,447	82,215
Net cash provided by short-term and other investments	122,359	127,961

Net cash used in investing activities	(45,236)	(53,829)

Cash flows - financing activities
Dividends paid to shareholders	(4,554)	(3,257)
Exercise of stock options	1,739	-
Annuity contracts, variable and fixed
Deposits	92,499	84,186
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(57,058)	(62,964)
Life policy accounts
Deposits	356	477
Withdrawals and surrenders	(1,113)	(1,185)
Change in bank overdrafts	1,898	3,570

Net cash provided by financing activities	33,767	20,827

Net increase in cash	31,207	10,522

Cash at beginning of period	5,928	7,848

Cash at end of period	$37,135	$18,370

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011 and 2010

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of March 31, 2011 and the consolidated results of operations, comprehensive income, changes in shareholders’ equity and cash flows for the three months ended March 31, 2011 and 2010. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company has reclassified the presentation of certain prior period information to conform with the 2011 presentation.

Note 1 - Basis of Presentation-(Continued)

  Adopted Accounting Standards

Investments Held Through Separate Accounts

Effective January 1, 2011, the Company adopted accounting guidance to address how investments held through the separate accounts of an insurance entity affect the consolidation analysis. The guidance clarifies that an insurance entity should not consider any separate account interests in an investment held for the benefit of policyholders to be the insurer’s interest and those interests should not be combined with an insurer’s general account interests when making a consolidation assessment. The adoption of this accounting guidance did not have an effect on the results of operations or financial position of the Company.

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

	Percent of Total Fair Value		March 31, 2011
	March 31, 2011	December 31, 2010	Fair Value	Amortized Cost

Due in 1 year or less	3.4%	3.3%	$166,463	$160,520
Due after 1 year through 5 years	19.6	20.5	965,120	930,660
Due after 5 years through 10 years	31.3	29.5	1,547,972	1,492,702
Due after 10 years through 20 years	23.5	22.7	1,157,977	1,116,631
Due after 20 years	22.2	24.0	1,096,709	1,057,551

Total	100.0%	100.0%	$4,934,241	$4,758,064

The average option-adjusted duration for the Company’s fixed maturity securities was 6.8 years at March 31, 2011 and 6.9 years at December 31, 2010.

Note 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended March 31,
	2011	2010

Proceeds received	$131,266	$89,802
Gross gains realized	4,543	3,563
Gross losses realized	(83)	(6)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of March 31, 2011 and December 31, 2010 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)

March 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$426,225	$26,920	$1,184	$451,961	$-
Other	583,869	5,569	25,776	563,662	-
Municipal bonds	1,134,466	26,905	21,364	1,140,007	-
Foreign government bonds	42,972	2,675	-	45,647	-
Corporate bonds	1,888,148	148,339	9,063	2,027,424	-
Other mortgage-backed securities	682,384	34,793	11,637	705,540	1,410

Totals	$4,758,064	$245,201	$69,024	$4,934,241	$1,410

Equity securities	$20,765	$4,173	$331	$24,607	$-

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$442,969	$26,255	$1,180	$468,044	$-
Other	512,692	6,227	21,465	497,454	-
Municipal bonds	1,080,324	27,782	19,399	1,088,707	-
Foreign government bonds	42,982	2,554	-	45,536	-
Corporate bonds	1,790,159	152,866	10,437	1,932,588	-
Other mortgage-backed securities	664,107	34,746	15,645	683,208	1,401

Totals	$4,533,233	$250,430	$68,126	$4,715,537	$1,401

Equity securities	$20,765	$3,747	$456	$24,056	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $486,967 and $431,635; Federal Home Loan Mortgage Association (“FHLMA”) of $317,621 and $310,751; and Government National Mortgage Association (“GNMA”) of $39,004 and $45,454 as of March 31, 2011 and December 31, 2010, respectively.

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

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact of deferred policy acquisition costs:

	Three Months Ended March 31,
	2011	2010
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$118,498	$24,599
Change in unrealized investment gains and losses	(7,725)	38,025
Reclassification of net realized investment (gains) losses to net income	3,742	1,812

End of period	$114,515	$64,436

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$2,139	$(1,189)
Change in unrealized investment gains and losses	358	2,642
Reclassification of net realized investment (gains) losses to net income	-	214

End of period	$2,497	$1,667

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of March 31, 2011 and 2010 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Three Months Ended March 31,
	2011	2010
Cumulative credit loss (1)
Beginning of period	$4,518	$2,875
New credit losses	-	-
Losses related to securities sold or paid down during the period	561	-

End of period	$3,957	$2,875

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

Note 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

At March 31, 2011, the gross unrealized loss in the fixed maturity and equity securities portfolio was $69,355 (367 positions, the fair value of which represented 28.3% of total fixed maturity and equity securities fair value). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at March 31, 2011 and December 31, 2010. The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2011 -- which was driven largely by spread widening and changes in interest rates from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost. Therefore, no impairment of these securities was recorded at March 31, 2011.

	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$25,321	$1,175	$1,794	$9	$27,115	$1,184
Other	372,491	25,776	-	-	372,491	25,776
Municipal bonds	478,994	16,579	34,996	4,785	513,990	21,364
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	254,584	4,647	48,572	4,416	303,156	9,063
Other mortgage-backed securities	119,677	2,933	59,207	8,704	178,884	11,637

Totals	$1,251,067	$51,110	$144,569	$17,914	$1,395,636	$69,024

Equity securities (1)	$2,710	$55	$4,916	$276	$7,626	$331

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$27,111	$1,179	$1,907	$1	$29,018	$1,180
Other	312,750	21,465	-	-	312,750	21,465
Municipal bonds	416,216	14,520	34,825	4,879	451,041	19,399
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	179,339	4,587	45,789	5,850	225,128	10,437
Other mortgage-backed securities	117,602	2,932	68,921	12,713	186,523	15,645

Totals	$1,053,018	$44,683	$151,442	$23,443	$1,204,460	$68,126

Equity securities (1)	$938	$49	$5,822	$407	$6,760	$456

(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2011 and December 31, 2010. At March 31, 2011, Level 3 invested assets comprised approximately 0.7% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying	Fair	Reporting Date Using (1)
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2011
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$451,961	$451,961	$-	$451,961	$-
Other	563,662	563,662	113,383	450,279	-
Municipal bonds	1,140,007	1,140,007	-	1,140,007	-
Foreign government bonds	45,647	45,647	-	45,647	-
Corporate bonds	2,027,424	2,027,424	30,728	1,963,139	33,557
Other mortgage-backed securities	705,540	705,540	-	704,663	877

Totals	4,934,241	4,934,241	144,111	4,755,696	34,434
Equity securities	24,607	24,607	10,028	14,183	396
Short-term investments	88,753	88,753	85,442	3,311	-
Other investments (2)	122,874	126,764	-	-	-

Total investments	5,170,475	5,174,365	239,581	4,773,190	34,830
Separate Account (variable annuity) assets	1,419,452	1,419,452	-	1,419,452	-
Financial Liabilities
Fixed annuity contract liabilities	2,676,214	2,402,481
Policyholder account balances on interest-sensitive life contracts	79,652	74,956
Other policyholder funds	110,019	110,019
Short-term debt	38,000	38,000
Long-term debt	199,696	218,950

December 31, 2010
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$468,044	$468,044	$-	$468,044	$-
Other	497,454	497,454	114,931	382,523	-
Municipal bonds	1,088,707	1,088,707	-	1,088,707	-
Foreign government bonds	45,536	45,536	-	45,536	-
Corporate bonds	1,932,588	1,932,588	32,087	1,855,257	45,244
Other mortgage-backed securities	683,208	683,208	-	682,263	945

Totals	4,715,537	4,715,537	147,018	4,522,330	46,189
Equity securities	24,056	24,056	9,866	13,794	396
Short-term investments	211,998	211,998	204,950	7,048	-
Other investments (2)	122,032	125,790	-	-	-

Total investments	5,073,623	5,077,381	361,834	4,543,172	46,585
Separate Account (variable annuity) assets	1,375,656	1,375,656	-	1,375,656
Financial Liabilities
Fixed annuity contract liabilities	2,614,380	2,346,971
Policyholder account balances on interest-sensitive life contracts	79,710	75,011
Other policyholder funds	112,739	112,739
Short-term debt	38,000	38,000
Long-term debt	199,679	214,971

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the Consolidated Balance Sheets.
(2)

Fair value of “Other investments” includes investments, primarily policy loans, for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the three months ended March 31, 2011. The following table presents reconciliations for the three months ended March 31, 2011 and 2010 for all Level 3 assets measured at fair value on a recurring basis.

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, January 1, 2011	$45,244	$945	$46,189	$396	$46,585
Transfers in (out) of Level 3 (1)	(11,390)	-	(11,390)	-	(11,390)
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	(122)	8	(114)	-	(114)
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(175)	(76)	(251)	-	(251)

Ending balance, March 31, 2011	$33,557	$877	$34,434	$396	$34,830

Beginning balance, January 1, 2010	$2,439	$7,860	$10,299	$539	$10,838
Transfers in (out) of Level 3 (1)	1,307	(390)	917	-	917
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	239	147	386	-	386
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(3)	(161)	(164)	-	(164)

Ending balance, March 31, 2010	$3,982	$7,456	$11,438	$539	$11,977

(1)

Transfers into and out of Level 3 during the periods ended March 31, 2011 and 2010 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At March 31, 2011 and 2010, there were no realized gains or losses, due to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

Note 4 - Debt

Indebtedness outstanding was as follows:

	March 31, 2011	December 31, 2010
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $111 and $118 (6.1% imputed rate)	74,889	74,882
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $193 and $203 (6.9% imputed rate)	124,807	124,797

Total	$237,696	$237,679

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three months ended March 31, 2011 and 2010.

	Defined Benefit Plan		Supplemental Defined Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	68	63	-	-
Interest cost	456	472	189	281
Expected return on plan assets	(654)	(597)	-	-
Settlement loss	-	392	-	-
Amortization of:
Prior service cost	-	-	30	31
Actuarial loss	480	275	156	61

Net periodic pension expense	$350	$605	$375	$373

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

There is a minimum funding requirement of approximately $900 for the Company’s defined benefit plan in 2011. Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for the full year the Company expects to contribute approximately $5,200 to the defined benefit plan and approximately $1,300 to the supplemental retirement plans in 2011. The Company contributed $63 to the defined benefit plan and $288 to the supplemental retirement plans during the three months ended March 31, 2011. Also, consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company expects amortization of net losses of $1,775 and $658 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense for the year ended December 31, 2011.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $65 and $106 for the three months ended March 31, 2011 and 2010, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Components of net periodic benefit:
Service cost	$-	$-
Interest cost	24	43
Amortization of prior service cost	-	-
Amortization of prior gains	(114)	(130)

Net periodic benefit	$(90)	$(87)

Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for the full year the Company expects to contribute approximately $600 to the postretirement benefit plans other than pensions in 2011, of which $141 was contributed during the three months ended March 31, 2011. In addition, the Company expects amortization of prior gains of $550 to be included in the net periodic benefit for the year ended December 31, 2011.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended March 31, 2011
Premiums written and contract deposits	$251,651	$7,986	$437	$244,102
Premiums and contract charges earned	174,702	8,585	569	166,686
Benefits, claims and settlement expenses	112,924	2,841	518	110,601

Three months ended March 31, 2010
Premiums written and contract deposits	$245,953	$8,555	$1,308	$238,706
Premiums and contract charges earned	174,163	9,149	1,339	166,353
Benefits, claims and settlement expenses	115,470	3,638	1,085	112,917

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

	Three Months Ended March 31,
	2011	2010
Insurance premiums and contract charges earned
Property and casualty	$137,365	$137,743
Annuity	4,756	4,252
Life	24,565	24,358

Total	$166,686	$166,353

Net investment income
Property and casualty	$9,214	$8,846
Annuity	44,234	40,413
Life	17,276	16,924
Corporate and other	-	(4)
Intersegment eliminations	(255)	(261)

Total	$70,469	$65,918

Net income (loss)
Property and casualty	$12,334	$11,012
Annuity	8,684	7,335
Life	4,148	4,565
Corporate and other	775	(309)

Total	$25,941	$22,603

	March 31, 2011	December 31, 2010
Assets
Property and casualty	$960,596	$954,201
Annuity	4,688,124	4,556,317
Life	1,416,324	1,393,169
Corporate and other	133,457	130,191
Intersegment eliminations	(24,500)	(28,337)

Total	$7,174,001	$7,005,541

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
•

The Company’s ability to (1) develop and expand its marketing operations, including agents and other points of distribution, and (2) maintain and obtain sponsorships by and/or marketing agreements with local, state and national education associations, as well as various school administrator, principal and business official associations.

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

For the three months ended March 31, 2011, the Company’s net income of $25.9 million represented an increase of $3.3 million, or 15%, compared to the prior year primarily due to net income growth in the annuity and property and casualty segments. After-tax net realized investment gains increased by $0.6 million between periods. Annuity segment net income increased 19%, or $1.4 million, compared to the first three months of 2010, largely reflecting improvements in the interest margin and contract charges and fees. For the property and casualty segment, net income increased 12%, or $1.3 million, compared to the first quarter of 2010, as favorable current accident year underwriting results in the voluntary automobile line more than offset the increase in catastrophe costs in the property line. Catastrophe costs increased $0.8 million after tax compared to the first quarter of 2010. In addition, favorable prior years’ property and casualty reserve development was recorded in the current period; however, the level was $1.1 million after tax lower than the same period a year ago. While reflecting improvement compared to the last two quarters of 2010, current period incurred sinkhole claims in Florida were approximately $0.8 million after tax higher than the first quarter of 2010. Excluding catastrophe and sinkhole losses, current accident year results for the property line improved compared to a year earlier. Including all factors, the property and casualty combined ratio was 95.0% for the first quarter of 2011 compared to 96.4% for the same period in 2010. Life segment net income decreased 11%, or $0.5 million, compared to a year earlier, primarily due to an increase in mortality costs, which more than offset the growth in investment income.

Premiums written and contract deposits of $244.1 million increased 2% compared to the first three months of 2010, driven by the increase in annuity deposit receipts. Building on increased levels of receipts in 2010, annuity deposits received increased 10% compared to the first three months of 2010, reflecting a 33% increase in single deposit and rollover receipts in the current year. Property and casualty segment premiums written decreased 2% compared to the prior year. Total new automobile sales units and true new auto sales units for the current quarter were 6% and 14% less, respectively, than in the prior period. Increases in average premium per policy for both homeowners and automobile in the current year were offset by the reduced level of automobile and homeowners policies in force. Life segment insurance premiums and contract deposits decreased 2% compared to the first quarter of the prior year.

The Company’s book value per share was $22.63 at March 31, 2011, an increase of 14% compared to 12 months earlier, reflecting net income for the trailing 12 months and the improvement in unrealized investment gains and losses due to the combination of a decline in interest rates and, to a lesser degree, a narrowing of credit spreads.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 90% of the portfolio, based on fair value, was priced through pricing services or index priced as of March 31, 2011. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during the first three months of 2011.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first three months of 2011.

At March 31, 2011, Level 3 invested assets comprised approximately 0.7% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments”.

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

The Company completed its annual goodwill assessment for the individual reporting units as of December 31, 2010. The first step of the Company’s analysis indicated that fair value exceeded carrying value for each reporting unit. Management’s determination of the fair value of each reporting unit incorporated multiple inputs including discounted cash flow calculations, the level of the Company’s own share price and assumptions that market participants would make in valuing each reporting unit. Fair value estimates were based primarily on an in-depth analysis of historical experience, projected future cash flows and relevant discount rates, which considered market participant inputs and the relative risk associated with the projected cash flows. Other assumptions included levels of economic capital, future business growth, earnings projections and assets under management for each reporting unit. Estimates of fair value are subject to assumptions that are sensitive to change and represent the Company’s reasonable expectations regarding future developments. The Company also considered other valuation techniques such as peer company price-to-earnings and price-to-book multiples.

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

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. There were no events or material changes in circumstances during the three months ended March 31, 2011 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At March 31, 2011, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

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

Reserves are reestimated quarterly. Changes to reserves are recorded in the period in which development factor changes result in reserve reestimates. Detailed discussion of the process utilized to estimate loss reserves, risk factors considered and the impact of adjustments recorded during recent years is included in “Notes to Consolidated Financial Statements -- Note 4 -- Property and Casualty Unpaid Claims and Claim Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Due to the nature of the Company’s personal lines business, the Company has no exposure to claims for toxic waste cleanup, other environmental remediation or asbestos-related illnesses other than claims under homeowners insurance policies for environmentally related items such as mold.

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $11 million of net income based on reserves as of March 31, 2011. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	March 31, 2011			December 31, 2010
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$69.6	$129.3	$198.9	$71.4	$129.0	$200.4
Automobile other	3.9	1.9	5.8	5.4	2.1	7.5
Homeowners	10.9	66.8	77.7	9.2	62.5	71.7
All other	3.9	17.9	21.8	4.0	18.0	22.0

Total	$88.3	$215.9	$304.2	$90.0	$211.6	$301.6

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At March 31, 2011, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the three months ended March 31, 2011 by approximately $1.8 million, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior. The lower than expected claims and expense emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at March 31, 2011.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2010 is located in “Business -- Property and Casualty Segment -- Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2010 is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 2010 -- Benefits, Claims and Settlement Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2011	2010	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$128.4	$129.9	-1.2%	$(1.5)
Involuntary and other property & casualty	0.4	1.3	-69.2%	(0.9)

Total property & casualty	128.8	131.2	-1.8%	(2.4)
Annuity deposits	92.5	84.2	9.9%	8.3
Life	22.8	23.3	-2.1%	(0.5)

Total	$244.1	$238.7	2.3%	$5.4

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Three Months Ended March 31,		Change From Prior Year
	2011	2010	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$137.3	$136.8	0.4%	$0.5
Involuntary and other property & casualty	0.1	0.9	-88.8%	(0.8)

Total property & casualty	137.4	137.7	-0.2%	(0.3)
Annuity	4.7	4.3	9.3%	0.4
Life	24.6	24.4	0.8%	0.2

Total	$166.7	$166.4	0.2%	$0.3

For the first three months of 2011, the Company’s premiums written and contract deposits increased $5.4 million, or 2.3%, compared to the prior year, driven by the increase in annuity single premium and rollover deposit receipts. The Company’s premiums and contract charges earned increased $0.3 million, or 0.2%, primarily reflecting the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2010. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written decreased 1.2%, or $1.5 million, in the first three months of 2011. Automobile and homeowners average written premium per policy each increased compared to the prior year, with the impact more than offset by a reduced level of policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during the first three months of 2011 averaged 2% and 12%, respectively, compared to 4% and 7%, respectively, during the same period in 2010. At March 31, 2011, there were 500,000 voluntary automobile and 248,000 homeowners policies in force, for a total of 748,000 policies, compared to a total of 760,000 policies at December 31, 2010 and 786,000 policies at March 31, 2010. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 90.1% at March 31, 2011 compared to 91.0% at March 31, 2010. The property 12-month new and renewal policy retention rate was 85.9% at March 31, 2011 compared to 88.9% at March 31, 2010, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written decreased 1.4% ($1.3 million) compared to the first quarter of 2010. In the first quarter of 2011, the average written and earned premium per policy increased 3% and 2%, respectively, more than offset by the decline in policies in force. Voluntary automobile policies in force at March 31, 2011 decreased 8,000 compared to December 31, 2010 and 25,000 compared to March 31, 2010. Both educator and non-educator policies decreased in each of these comparisons. The number of educator policies represented approximately 82% and 81% of the voluntary automobile policies in force at March 31, 2011 and 2010, respectively.

Voluntary homeowners premium written decreased 0.5% ($0.2 million) compared to the first quarter of 2010, net of catastrophe reinsurance premiums ceded that were less than the prior year. The average written and earned premium per policy each increased 6% in the first quarter of 2011 compared to a year earlier. Homeowners policies in force at March 31, 2011 decreased 4,000 compared to December 31, 2010 and 13,000 compared to March 31, 2010. The number of educator policies represented approximately 76% and 75% of the homeowners policies in force at March 31, 2011 and 2010, respectively. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. As of March 31, 2011, approximately 6,600 of the policies in the non-renewal program had been terminated, with approximately 3,200 of those policies terminated at the customers’ request -- a favorable result that is ahead of management’s expected timing. In total, the Company’s March 31, 2011 policy count for Florida homeowners business decreased by approximately 7,700 compared to December 31, 2009. The Company’s agents will continue to work closely with customers to find coverage with third-party companies that underwrite property risks in Florida. While this program likely will continue to impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

For the three months ended March 31, 2011, total annuity deposits received increased 9.9% driven by the 33.1% increase in single premium and rollover deposit receipts. In the first three months of 2011, new deposits to variable accounts decreased 1.8%, or $0.5 million, and new deposits to fixed accounts increased 15.5%, or $8.8 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.2 billion at March 31, 2011 increased 10.4% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. Cash value retentions for variable and fixed annuity options were 92.3% and 94.4%, respectively, for the 12 month period ended March 31, 2011. At March 31, 2011, the number of annuity contracts outstanding of 181,000 increased 0.6%, or 1,000 contracts, compared to December 31, 2010 and increased 1.7%, or 3,000 contracts, compared to March 31, 2010.

Variable annuity accumulated balances at March 31, 2011 reflected growth of 10.8% compared to March 31, 2010, including the positive impact of financial market performance over the 12 months. Annuity segment contract charges earned increased 9.3%, or $0.4 million, compared to the first three months of 2010, primarily reflecting the growth in variable annuity account values.

Life segment premiums and contract deposits decreased $0.5 million, or 2.1%, compared to the first three months of 2010. The ordinary life insurance in force lapse ratio was 4.8% for the 12 months ended March 31, 2011 compared to 5.2% for the 12 months ended March 31, 2010.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall lower level of automobile and home sales compared to a few years ago. For the first three months of 2011, total new automobile sales units were 6.2% less than the same period in the prior year, while true new automobile sales were 13.5% less than in the prior year. New homeowners sales units decreased 12.3% compared to the first quarter of 2010. Management believes that automobile and homeowners sales levels also have been negatively impacted by the Company’s rate actions. In addition, the sales decreases in both lines of business were exacerbated by the Company’s underwriting actions in Florida which were initiated in 2010.

Driven by increases in single premium and rollover deposits, total annuity sales increased 22.5% for the three months ended March 31, 2011. Single premium and rollover deposits for Horace Mann annuity products increased 33.1% compared to the same period in 2010. In addition, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 2.3% compared to the first quarter of 2010. In the first three months of 2011, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, decreased 38.1% compared to the first quarter of 2010. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, increased 32.1% compared to the prior year, a comparison also impacted by current period growth in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted both positively and negatively as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their futures creates challenges for new sales of scheduled deposit business.

New sales of life insurance products have been adversely impacted by current economic conditions industry wide. The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009 and 2010 have helped to moderate the impact on the sales of proprietary life products. The current period increase in total life sales of 37.1% included a 73.4% increase in sales of third-party vendor products and a 6.4% increase in sales of proprietary life products.

Combining all lines of business, the Company’s total new business sales increased 15.8% compared to the first three months of 2010. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first quarter of 2011 increased 12.9% compared to the prior year.

Distribution System

At March 31, 2011, there was a combined total of 747 Exclusive Agencies and Employee Agents, compared to 741 at December 31, 2010 and 684 at March 31, 2010. At March 31, 2011, there were 485 Horace Mann Exclusive Agencies -- more than half of which were formed by new appointments -- increasing 180 compared to March 31, 2010. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. At March 31, 2011, in addition to the Exclusive Agencies, there were 262 Employee Agents. See additional description in “Business -- Corporate Strategy and Marketing -- Dedicated Agency Force” of the Company’s Annual Report on Form 10- K for the year ended December 31, 2010.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 857 authorized agents at March 31, 2011. During the first three months of 2011, this channel generated $13.8 million in annualized new annuity sales for the Company compared to $10.5 million for the first quarter of 2010, primarily reflecting increases in single and rollover deposit business.

Net Investment Income

For the three months ended March 31, 2011, pretax investment income of $70.5 million increased 7.0%, or $4.6 million, (6.5%, or $2.9 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 7.4% over the 12 months ended March 31, 2011. The average pretax yield on the investment portfolio was 5.71% (3.86% after tax) for the first three months of 2011, compared to a pretax yield of 5.73% (3.89% after tax) a year earlier.

Net Realized Investment Gains and Losses

For the first three months of 2011, net realized investment gains (pretax) were $5.8 million compared to net realized investment gains of $4.9 million in the prior year’s first quarter. The net gains and losses in all periods were realized from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

In the first quarter of 2011, the Company’s net realized investment gains of $5.8 million included $6.0 million of gross gains realized on security sales and calls partially offset by $0.2 million of realized losses on securities that were disposed of during the quarter. There were no other-than-temporary impairment write-downs on securities in the current period. Gains realized on security disposals during the first quarter of 2011 included $0.1 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

In the first quarter of 2010, pretax net realized investment gains of $4.9 million included (1) a $0.7 million credit-related impairment write-down related to one issuer and (2) $1.8 million of realized gains on previously impaired securities that were disposed of during the quarter.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of March 31, 2011 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to March 31, 2010, interest rates declined and credit spreads improved across virtually all asset classes, with the Company’s commercial mortgage-backed securities and investment grade corporate bond portfolios showing the most significant improvement in net unrealized gains.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Banking and Finance	55	$368.6	$349.8	$18.8
Utilities	44	289.5	266.1	23.4
Energy	49	223.4	205.8	17.6
Insurance	23	126.6	113.4	13.2
Health Care	31	95.8	90.1	5.7
Metal and Mining	15	93.2	88.0	5.2
Broadcasting and Media	18	93.0	86.2	6.8
Transportation	17	79.2	75.7	3.5
Telecommunications	24	79.1	72.1	7.0
Real Estate	15	71.7	68.6	3.1
All Other Corporates (1)	153	507.2	472.2	35.0

Total corporate bonds	444	2,027.3	1,888.0	139.3
Mortgage-backed securities
U.S. government and federally sponsored agencies	330	452.0	426.3	25.7
Commercial	98	291.6	289.6	2.0
Other	14	15.4	14.5	0.9
Municipal bonds	363	1,140.0	1,134.5	5.5
Government bonds
U.S.	8	563.7	583.9	(20.2)
Foreign	7	45.6	42.9	2.7
Collateralized debt obligations (2)	18	36.1	34.8	1.3
Asset-backed securities	96	362.5	343.5	19.0

Total fixed maturity securities	1,378	$4,934.2	$4,758.0	$176.2

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	5	$9.7	$7.3	$2.4
Real Estate	2	5.6	5.0	0.6
Utilities	4	5.1	5.0	0.1
Insurance	4	3.6	3.5	0.1
U.S. federally sponsored agencies	2	0.2	*	0.2
Common stocks
Technology	1	0.4	-	0.4
Cable and other	3	*	*	*

Total equity securities	21	$24.6	$20.8	$3.8

Total	1,399	$4,958.8	$4,778.8	$180.0

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Natural gas, technology, automobiles, miscellaneous, retail, and food and beverage represented $296.2 million of fair value at March 31, 2011, with the remaining 13 classifications each representing less than $38 million.

(2)

Based on fair value, 69.4% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at March 31, 2011.

At March 31, 2011, the Company’s diversified fixed maturity securities portfolio consisted of 1,634 investment positions, issued by 1,378 entities, and totaled approximately $4.9 billion in fair value. This portfolio was 94.7% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At March 31, 2011, 94.6% of these combined portfolios were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Portfolio Fair Value		March 31, 2011
	December 31, 2010	March 31, 2011	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA	28.2%	27.5%	$1,358.8	$1,340.9
AA	17.9	17.3	851.8	830.2
A	23.2	23.6	1,164.4	1,104.6
BBB	25.4	26.3	1,300.2	1,228.5
BB	2.9	3.0	146.5	146.2
B	2.3	2.2	106.6	101.8
CCC or lower	0.1	0.1	5.8	5.7
Not rated (2)	-	-	0.1	0.1

Total fixed maturity securities	100.0%	100.0%	$4,934.2	$4,758.0

Equity securities
AAA	-	-	-	-
AA	-	-	-	-
A	17.0%	17.5%	$4.3	$4.5
BBB	55.6	50.4	12.4	11.3
BB	24.9	29.7	7.3	4.9
B	-	-	-	-
CCC or lower	0.4	0.8	0.2	*
Not rated (3)	2.1	1.6	0.4	0.1

Total equity securities	100.0%	100.0%	$24.6	$20.8

Total			$4,958.8	$4,778.8

*	Less than $0.1 million.
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

At March 31, 2011, the Company had $291.6 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with gross unrealized losses of $9.6 million and a net unrealized gain of $2.0 million. Compared to the net unrealized loss at March 31, 2010, this net unrealized gain improved significantly, resulting in an overall fair value to amortized cost ratio of 100.7% at March 31, 2011, compared to 84.7% at March 31, 2010. As a result of risk reduction actions during 2010, and to a lesser extent in the first quarter of 2011, the Company reduced its holdings of conduit/fusion CMBS securities by $110 million of amortized cost, or 58%, compared to December 31, 2009. The CMBS disposals over the last 15 months resulted in a net realized gain of $0.3 million for the three months ended March 31, 2011 and a net realized loss of $18.6 million for the year ended December 31, 2010. While CMBS spreads have continued to improve, the spreads remained wide for lower-rated CMBS securities at March 31, 2011. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in ratings downgrades within the CMBS portfolio. At March 31, 2011, the Company’s CMBS portfolio was 91% investment grade, with an overall credit rating of AA-, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	March 31, 2011				December 31, 2010
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)		Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	34	$95.6		$3.7	35	$93.1	$5.6
AA	28	77.0		1.4	30	79.8	2.0
A	21	76.7		1.7	20	64.3	0.4
BBB	8	16.0		(0.1)	8	19.2	(1.3)
BB and below	7	26.3		(4.7)	8	25.6	(7.3)

Total	98	$291.6		$2.0	101	$282.0	$(0.6)

Vintage
2003 and prior	8	$12.7	$	*	8	$12.8	$0.1
2004	10	15.9		0.4	10	15.3	(0.1)
2005	15	58.1		(5.5)	17	56.3	(9.5)
2006	20	43.6		2.5	20	38.7	2.4
2007	18	50.4		2.7	19	51.9	3.1
2008	11	30.6		1.3	12	32.3	2.1
2009	7	38.1		1.5	7	38.6	2.3
2010	8	36.2		(0.9)	8	36.1	(1.0)
2011	1	6.0		*	-	-	-

Total	98	$291.6		$2.0	101	$282.0	$(0.6)

Property type
Military housing	26	$90.4		$(0.2)	26	$86.1	$0.2
Conduit/Fusion	35	79.2		(0.7)	37	81.6	(5.3)
GNMA project loans	24	62.8		1.2	26	66.2	3.0
Cell tower	5	20.4		1.3	5	20.1	0.9
Timber	5	14.4		0.7	4	8.3	0.6
Single borrower	2	12.5		(0.2)	2	7.7	*
Credit tenant lease	1	11.9		(0.1)	1	12.0	*

Total	98	$291.6		$2.0	101	$282.0	$(0.6)

*	Less than $0.1 million.

At March 31, 2011, the Company had $378.3 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $21.2 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which were broadly supported by government intervention and credit enhancement programs during the recent recession.

At March 31, 2011, the Company had $1,140.0 million fair value invested in municipal bonds with a net unrealized gain of $5.5 million. Of the geographically diversified municipal bond holdings, approximately 53% are tax-exempt and 72% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 35% of the value insured at March 31, 2011. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio also was AA- at March 31, 2011.

At March 31, 2011, the fixed maturity securities and equity securities portfolios had a combined $69.3 million pretax of gross unrealized losses on $1,403.3 million fair value related to 367 positions. Of this amount, pretax gross unrealized losses of $47.2 million were on $1,226.2 million fair value for 302 positions that had been in a continuous unrealized loss position for 6 months or less; including $22.8 million of pretax gross unrealized losses on $357.4 million fair value of securities issued by the U.S. government and federally sponsored agencies (22 positions).

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 5 were trading below 80% of book value at March 31, 2011 and were not considered other-than-temporarily impaired. These positions included structured securities and corporate securities. The 5 securities with fair values below 80% of book value at March 31, 2011 had fair value of $1.7 million, representing less than 0.1% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $1.1 million.

While the credit markets and credit spreads continued to improve across virtually all asset classes in the first three months of 2011, contributing to the improvement in the Company’s gross unrealized loss position compared to the prior year, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at March 31, 2011.

The Company views the decrease in value of all of the securities with unrealized losses at March 31, 2011 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost. Therefore, no impairment of these securities was recorded at March 31, 2011. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Three Months Ended March 31,		Change From Prior Year
	2011	2010	Percent	Amount

Property and casualty	$95.3	$98.4	-3.2%	$(3.1)
Annuity	0.2	0.3	-33.3%	(0.1)
Life	15.1	14.2	6.3%	0.9

Total	$110.6	$112.9	-2.0%	$(2.3)

Property and casualty catastrophe losses, included above	$8.0	$6.8	17.6%	$1.2

Property and Casualty Claims and Claim Expenses (“losses”)

	Three Months Ended March 31,
	2011	2010
Incurred claims and claim expenses:
Claims occurring in the current year	$98.0	$102.9
Decrease in estimated reserves for claims occurring in prior years	(2.7)	(4.5)

Total claims and claim expenses incurred	$95.3	$98.4

Property and casualty loss ratio:
Total	69.3%	71.5%
Effect of catastrophe costs, included above	5.8%	5.0%

For the three months ended March 31, 2011, the Company’s benefits, claims and settlement expenses decreased $2.3 million, or 2.0%, compared to the prior year, primarily reflecting improved current accident year loss experience excluding catastrophes in both the automobile and property lines of business partially offset by increases in property and casualty catastrophe losses and Florida sinkhole losses, an increase in life mortality costs, and a reduced level of favorable property loss experience for prior accident years.

The current period favorable development of prior years’ property and casualty reserves of $2.7 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2010 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior.

In the first three months of 2010, favorable development of prior years’ property and casualty reserves of $4.5 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2009 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior.

For the three months ended March 31, 2011, the voluntary automobile loss ratio of 65.6% decreased by 4.7 percentage points compared to the same period a year earlier, including favorable development of prior years’ reserves that had a comparable impact in both periods. The impact of catastrophe losses for this line of business was also comparable. The homeowners loss ratio of 76.5% for the three months ended March 31, 2011 increased 2.9 percentage points compared to a year earlier, including a 2.1 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 17.4 percentage points of the homeowners loss ratio for the current period compared to 15.3 percentage points for the prior year. The homeowners loss ratio also reflected an increase of 4.1 percentage points in the first quarter of 2011 attributable to favorable development of prior years’ reserves in the first three months of 2010 which did not reoccur in the current period. Excluding claim settlement expenses, Florida sinkhole losses incurred for the first three months of 2011 of $4.7 million decreased compared to the amounts in each of the last two quarters of 2010; however, they were $1.2 million higher than the Company’s experience in the first quarter of 2010.

For the annuity segment, benefits in the current quarter were comparable to the same period in the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.3 million at March 31, 2011, compared to $0.3 million at December 31, 2010 and $0.4 million at March 31, 2010. The changes in this reserve in both the current period and 2010 reflected the impact of financial market performance.

For the life segment, benefits in the current quarter increased $0.9 million compared to a year earlier, primarily reflecting an increase in mortality costs in the current period.

Interest Credited to Policyholders

	Three Months Ended March 31,		Change From Prior Year
	2011	2010	Percent	Amount

Annuity	$27.2	$25.6	6.2%	$1.6
Life	10.2	10.0	2.0%	0.2

Total	$37.4	$35.6	5.1%	$1.8

Compared to the first three months of 2010, the current year increase in annuity segment interest credited reflected a 10.0% increase in average accumulated fixed deposits, partially offset by a 14 basis point decline in the average annual interest rate credited to 4.08%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the three months ended March 31, 2011 and 2010 were 202 basis points and 190 basis points, respectively. The annuity net interest spread increased 12 basis points compared to the first three months of 2010, primarily reflecting crediting rate actions. The Company’s investment portfolio yield continued to reflect the positive impact of the reduced average level of short-term investments in the portfolio.

As of March 31, 2011, fixed annuity account values totaled $2.8 billion, including $2.5 billion of deferred annuities. Of the deferred annuity account values, 29% had minimum guaranteed interest rates of 3% or lower while 62% had minimum guaranteed rates of 4.5% or greater. For $2.0 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $21.0 million for the first three months of 2011 compared to $20.1 million for the same period in 2010. At March 31, 2011, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $1.0 million, primarily reflecting the impact of favorable financial market performance. This compares to a decrease in amortization of $1.2 million from a similar evaluation at March 31, 2010, which also primarily reflected the impact of favorable financial market performance. For the life segment, the March 31, 2011 evaluation of deferred policy acquisition costs resulted in a $0.2 million increase in amortization, comparable to the $0.1 million increase recorded as a result of the March 31, 2010 evaluation.

Operating Expenses

For the first three months of 2011, operating expenses of $35.1 million increased 1.2%, or $0.4 million, compared to the same period in the prior year. The property and casualty expense ratio of 25.7% for the three months ended March 31, 2011 increased 0.8 percentage point compared to the prior year expense ratio of 24.9%, consistent with management’s expectations for the current period.

Income Tax Expense

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 30.0% and 29.2% for the three months ended March 31, 2011 and 2010, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.4 and 7.2 percentage points for the three months ended March 31, 2011 and 2010, respectively. While the amount of income from tax-advantaged securities increased slightly in the current period, the lower level of taxable income in 2010 resulted in this having a greater impact on the effective income tax rate for that period.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

At March 31, 2011, the Company had federal income tax returns for the 2006 through 2010 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2006 through 2009. The Company has recorded $0.2 million of uncertain tax position liabilities including interest related to all open tax years as of March 31, 2011.

Net Income

For the three months ended March 31, 2011, the Company’s net income of $25.9 million represented an increase of $3.3 million, or 15%, compared to the prior year primarily due to net income growth in the annuity and property and casualty segments. After-tax net realized investment gains increased by $0.6 million between periods. Annuity segment net income increased 19%, or $1.4 million, compared to the first three months of 2010, largely reflecting improvements in the interest margin and contract charges and fees. For the property and casualty segment, net income increased 12%, or $1.3 million, compared to the first quarter of 2010, as favorable current accident year underwriting results in the voluntary automobile line more than offset the increase in catastrophe costs in the property line. Catastrophe costs increased $0.8 million after tax compared to the first quarter of 2010. In addition, favorable prior years’ property and casualty reserve development was recorded in the current period; however, the level was $1.1 million after tax lower than it was for the same period a year ago. While reflecting improvement compared to the last two quarters of 2010, current period incurred sinkhole claims in Florida were approximately $0.8 million after tax higher than the first quarter of 2010. Excluding catastrophe and sinkhole losses, current accident year results for the property line improved compared to a year earlier. Including all factors, the property and casualty combined ratio was 95.0% for the first quarter of 2011 compared to 96.4% for the same period in 2010. Life segment net income decreased 11%, or $0.5 million, compared to a year earlier, primarily due to an increase in mortality costs, which more than offset the growth in investment income.

Net income (loss) by segment and net income per share were as follows:

	Three Months Ended March 31,		Change From Prior Year
	2011	2010	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$12.3	$11.0	11.8%	$1.3
Annuity	8.7	7.3	19.2%	1.4
Life	4.1	4.6	-10.9%	(0.5)
Corporate and other (1)	0.8	(0.3)	N.M.	1.1

Net income	$25.9	$22.6	14.6%	$3.3

Effect of catastrophe costs, after tax, included above	$(5.2)	$(4.4)	18.2%	$(0.8)

Effect of realized investment gains, after tax, included above	$3.7	$3.1	19.4%	$0.6

Diluted:
Net income per share	$0.62	$0.55	12.7%	$0.07

Weighted average number of shares and equivalent shares (in millions)	41.7	40.9	2.0%	0.8

Property and casualty combined ratio:
Total	95.0%	96.4%	N.M.	-1.4%
Effect of catastrophe costs, included above	5.8%	5.0%	N.M.	0.8%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the three months ended March 31, 2011, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, net income in the current period compared to the net loss in the first quarter of 2010 reflected the increase in net realized investment gains in the current period.

Return on average shareholders’ equity based on net income was 10% and 13% for the trailing 12 months ended March 31, 2011 and 2010, respectively.

The accounting guidance adopted by the Company effective January 1, 2011 is described in “Notes to Consolidated Financial Statements -- Note 1 -- Basis of Presentation -- Adopted Accounting Standards”. The adoption did not have an effect on the results of operations or financial position of the Company.

Outlook for 2011

At the time of this Quarterly Report on Form 10-Q, management estimates that 2011 full year net income before realized investment gains and losses will be within a range of $1.75 to $1.95 per diluted share. This projection builds on the Company’s solid results in 2010 and anticipates an improvement of approximately 3 points in the property and casualty combined ratio driven by the property line, with catastrophe losses returning to historical levels, approximately 6% to 7% of total property and casualty premiums, and a significant reduction in Florida sinkhole losses for the full year, partially offset by a reduced amount of favorable development of prior years’ automobile reserves. Management expects that combined annuity and life earnings will be comparable to the strong levels delivered in 2010, including the assumption of an 8 to 10 percent increase in the S&P 500 Index. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At March 31, 2011 and 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first three months of 2011, net cash provided by operating activities decreased slightly compared to the same period in 2010.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2011 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $78 million, of which $10.0 million was paid during the three months ended March 31, 2011. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first three months of 2011. For the three months ended March 31, 2011, receipts from annuity contracts increased $8.3 million, or 9.9%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased modestly compared to the prior year.

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

The total capital of the Company was $1,137.9 million at March 31, 2011, including $199.7 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 23.0% of total capital excluding unrealized investment gains and losses (20.9% including unrealized investment gains and losses) at March 31, 2011, which was within a range consistent with the Company’s long-term target of 25% and with the Company’s debt ratings assigned as of March 31, 2011.

Shareholders’ equity was $900.2 million at March 31, 2011, including a net unrealized gain in the Company’s investment portfolio of $106.0 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $668.4 million and $16.80, respectively, at March 31, 2011. Book value per share was $22.63 at March 31, 2011 ($19.97 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at March 31, 2011 is included in “Results of Operations -- Net Realized Investment Gains and Losses”.

Total shareholder dividends were $4.6 million for the three months ended March 31, 2011. In March 2011, the Board of Directors announced regular quarterly dividends of $0.11 per share.

As of March 31, 2011, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of March 31, 2011, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of March 31, 2011, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, which totaled 0.9%, at March 31, 2011). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at March 31, 2011. During the three months ended March 31, 2011, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

With the exception of the ratings by A.M. Best, assigned ratings as of April 30, 2011 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In April 2011, A.M. Best upgraded (1) the insurance financial strength rating of the Company’s primary life insurance subsidiary to “A (Excellent)” from “A- (Excellent)” and (2) HMEC’s debt rating to “bbb” from “bbb-”.

Assigned ratings as of April 30, 2011 were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
April 30, 2011
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1) This agency has not yet rated Horace Mann Lloyds.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business -- Property and Casualty Segment -- Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the February 28, 2011 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2010-2011 contract period had been revised to $51.2 million from $49.8 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract. The FHCF limits described above continue through June 1, 2011, at which time a new annual contract may begin.

Information regarding the reinsurance program for the Company’s life segment is located in “Business -- Life Segment” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

More detailed descriptions of the Company’s exposure to market value risks and the management of those risks is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Market Value Risk” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of March 31, 2011 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1A: Risk Factors

At the time of this Quarterly Report on Form 10-Q, management believes there are no material changes from the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5:   Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended March 31, 2011 which has not been filed with the SEC.

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

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries.

10.13*

Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13(a)*

Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	May 9, 2011	/s/ Peter H. Heckman
Peter H. Heckman
President and Chief Executive Officer

Date	May 9, 2011	/s/ Dwayne D. Hallman
Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	May 9, 2011	/s/ Bret A. Conklin
Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended March 31, 2011

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. Management contracts and compensatory plans are indicated by an asterisk (*).

EXHIBIT INDEX

Exhibit No.		Description

(3)	Articles of incorporation and bylaws:

3.1

Restated Certificate of Incorporation of HMEC, filed with the Delaware Secretary of State on June 24, 2003, incorporated by reference to Exhibit 3.1 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2003.

3.4

Form of Certificate for shares of Common Stock, $0.001 par value per share, of HMEC, incorporated by reference to Exhibit 4.5 to HMEC’s Registration Statement on Form S-3 (Registration No. 33-53118) filed with the SEC on October 9, 1992.

	3.5	Bylaws of HMEC, incorporated by reference to Exhibit 3.2 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003.

(4)	Instruments defining the rights of security holders, including indentures:

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

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.10 to HMEC’s Current Report on Form 8-K dated May 27, 2010, filed with the SEC on June 2, 2010.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries.

10.13*

Form of Severance Agreement between HMEC, Horace Mann Service Corporation (“HMSC”) and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.12 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.13(a)*

Revised Schedule to Severance Agreements between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13(a) to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.

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

