Form 10-Q
period 2011-06-30
HORACE MANN EDUCATORS CORP /DE/
filed 2011-08-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    X    No

Indicate by check mark the registrant’s filer status, as such terms are defined in Rule 12b-2 of the Act.

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act.  Yes          No    X

As of July 31, 2011, 39,918,707 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,873,322 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of June 30, 2011, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

August 9, 2011

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2011, $4,812,545; 2010, $4,533,233)	$5,064,802	$4,715,537
Equity securities, available for sale, at fair value (cost 2011, $20,694; 2010, $20,765)	25,133	24,056
Short-term and other investments	159,804	334,030
Total investments	5,249,739	5,073,623
Cash	38,321	5,928
Deferred policy acquisition costs	271,376	272,825
Goodwill	47,396	47,396
Other assets	230,001	230,113
Separate Account (variable annuity) assets	1,371,214	1,375,656
Total assets	$7,208,047	$7,005,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,744,487	$2,614,380
Interest-sensitive life contract liabilities	734,427	725,286
Unpaid claims and claim expenses	331,288	315,436
Future policy benefits	205,170	202,341
Unearned premiums	204,500	211,290
Total policy liabilities	4,219,872	4,068,733
Other policyholder funds	106,358	112,739
Other liabilities	340,634	330,727
Short-term debt	38,000	38,000
Long-term debt	199,712	199,679
Separate Account (variable annuity) liabilities	1,371,214	1,375,656
Total liabilities	6,275,790	6,125,534
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2011, 61,792,029; 2010, 61,469,148	62	61
Additional paid-in capital	372,514	367,448
Retained earnings	828,609	823,579
Accumulated other comprehensive income (loss) net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	152,897	109,737
Net funded status of pension and other postretirement benefit obligations	(13,155)	(13,155)
Treasury stock, at cost, 2011, 21,873,322 shares; 2010, 21,813,196 shares	(408,670)	(407,663)
Total shareholders’ equity	932,257	880,007
Total liabilities and shareholders’ equity	$7,208,047	$7,005,541

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Insurance premiums and contract charges earned	$166,345	$168,430	$333,031	$334,783
Net investment income	71,689	69,065	142,158	134,983
Net realized investment gains	5,796	8,376	11,553	13,243
Other income	1,521	2,143	3,082	3,678

Total revenues	245,351	248,014	489,824	486,687

Benefits, losses and expenses
Benefits, claims and settlement expenses	163,809	118,381	274,410	231,298
Interest credited	38,273	36,220	75,699	71,778
Policy acquisition expenses amortized	22,769	25,826	43,790	45,891
Operating expenses	33,727	33,394	68,658	68,190
Interest expense	3,477	3,481	6,954	6,953

Total benefits, losses and expenses	262,055	217,302	469,511	424,110

Income (loss) before income taxes	(16,704)	30,712	20,313	62,577
Income tax expense (benefit)	(4,887)	7,731	6,189	16,993

Net income (loss)	$ (11,817)	$ 22,981	$ 14,124	$ 45,584

Net income per share
Basic	$ (0.30)	$ 0.59	$ 0.35	$ 1.16
Diluted	$ (0.30)	$ 0.56	$ 0.34	$ 1.12
Weighted average number of shares and equivalent shares (in thousands)
Basic	39,893	39,263	39,822	39,235
Diluted	39,893	40,929	41,446	40,855

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$ -	$ (1,106)	$ -	$ (1,851)
Portion of losses recognized in other comprehensive income	-	459	-	459
Net other-than-temporary impairment losses on securities recognized in earnings	-	(647)	-	(1,392)
Realized gains	5,796	9,023	11,553	14,635
Total	$ 5,796	$ 8,376	$ 11,553	$ 13,243

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Comprehensive income
Net income (loss)	$(11,817)	$22,981	$14,124	$ 45,584
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	46,910	72,444	43,160	111,013
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-
Other comprehensive income	46,910	72,444	43,160	111,013
Total	$ 35,093	$95,425	$57,284	$156,597

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Six Months Ended June 30,
	2011	2010

Common stock, $0.001 par value
Beginning balance	$61	$61
Options exercised, 2011, 136,290 shares; 2010, 6,200 shares	1	-
Conversion of common stock units,
2011, 15,715 shares; 2010, 160,876 shares	-	-
Conversion of restricted stock units,
2011, 170,876 shares; 2010, 46,576 shares	-	-

Ending balance	62	61

Additional paid-in capital
Beginning balance	367,448	358,081
Options exercised and conversion of common stock units and restricted stock units	4,247	3,194
Share-based compensation expense	819	743

Ending balance	372,514	362,018

Retained earnings
Beginning balance	823,579	758,343
Net income	14,124	45,584
Cash dividends, 2011, $0.22 per share; 2010, $0.16 per share	(9,094)	(6,519)

Ending balance	828,609	797,408

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	96,582	10,723
Change in net unrealized gains and losses on fixed maturities and equity securities	43,160	111,013
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	139,742	121,736

Treasury stock, at cost
Beginning balance, 2011 and 2010, 21,813,196 shares	(407,663)	(407,663)
Acquisition of shares, 2011, 60,126 shares;
2010, 0 shares	(1,007)	-

Ending balance, 2011, 21,873,322 shares;
2010, 21,813,196 shares	(408,670)	(407,663)

Shareholders’ equity at end of period	$932,257	$873,560

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows - operating activities
Premiums collected	$328,356	$331,793
Policyholder benefits paid	(274,337)	(230,611)
Policy acquisition and other operating expenses paid	(125,321)	(121,369)
Federal income taxes paid	(4,130)	(13,468)
Investment income collected	135,894	133,750
Interest expense paid	(6,784)	(6,774)
Other	(3,027)	735

Net cash provided by operating activities	50,651	94,056

Cash flows - investing activities
Fixed maturities
Purchases	(688,483)	(735,773)
Sales	211,284	362,594
Maturities, paydowns, calls and redemptions	207,391	145,605
Net cash provided by short-term and other investments	174,270	99,078

Net cash used in investing activities	(95,538)	(128,496)

Cash flows - financing activities
Dividends paid to shareholders	(9,094)	(6,519)
Exercise of stock options	2,127	240
Annuity contracts, variable and fixed
Deposits	188,770	170,104
Benefits, withdrawals and net transfers to
Separate Account (variable annuity) assets	(113,693)	(124,727)
Life policy accounts
Deposits	917	886
Withdrawals and surrenders	(2,560)	(1,185)
Change in bank overdrafts	10,813	3,299

Net cash provided by financing activities	77,280	42,098

Net increase in cash	32,393	7,658

Cash at beginning of period	5,928	7,848

Cash at end of period	$38,321	$15,506

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011 and 2010

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of June 30, 2011, the consolidated results of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010, and the consolidated changes in shareholders’ equity and cash flows for the six months ended June 30, 2011 and 2010. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

	Percent of Total Fair Value		June 30, 2011
	June 30, 2011	December 31, 2010	Fair Value	Amortized Cost

Due in 1 year or less	3.7%	3.3%	$ 189,179	$ 179,757
Due after 1 year through 5 years	19.1	20.5	965,696	917,598
Due after 5 years through 10 years	31.9	29.5	1,616,576	1,536,062
Due after 10 years through 20 years	23.3	22.7	1,180,226	1,121,444
Due after 20 years	22.0	24.0	1,113,125	1,057,684
Total	100.0%	100.0%	$5,064,802	$4,812,545

The average option-adjusted duration for the Company’s fixed maturity securities was 6.7 years at June 30, 2011 and 6.9 years at December 31, 2010.

Note 2 - Investments-(Continued)

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Proceeds received	$80,018	$272,792	$211,284	$362,594
Gross gains realized	5,139	13,217	9,682	16,780
Gross losses realized	-	(5,069)	(83)	(5,075)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of June 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
June 30, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$440,319	$33,297	$805	$472,811	$-
Other	581,525	8,590	19,833	570,282	-
Municipal bonds	1,123,833	49,605	5,964	1,167,474	-
Foreign government bonds	42,961	4,272	-	47,233	-
Corporate bonds	1,893,721	163,222	7,586	2,049,357	-
Other mortgage-backed securities	730,186	37,324	9,865	757,645	2,257

Totals	$4,812,545	$296,310	$44,053	$5,064,802	$2,257

Equity securities	$20,694	$4,801	$362	$25,133	$-

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$442,969	$26,255	$1,180	$468,044	$-
Other	512,692	6,227	21,465	497,454	-
Municipal bonds	1,080,324	27,782	19,399	1,088,707	-
Foreign government bonds	42,982	2,554	-	45,536	-
Corporate bonds	1,790,159	152,866	10,437	1,932,588	-
Other mortgage-backed securities	664,107	34,746	15,645	683,208	1,401

Totals	$4,533,233	$250,430	$68,126	$4,715,537	$1,401

Equity securities	$20,765	$3,747	$456	$24,056	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $497,634 and $431,635; Federal Home Loan Mortgage Association (“FHLMA”) of $323,730 and $310,751; and Government National Mortgage Association (“GNMA”) of $39,913 and $45,454 as of June 30, 2011 and December 31, 2010, respectively.

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

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact of deferred policy acquisition costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$114,515	$ 64,436	$118,498	$ 24,599
Change in unrealized investment gains and losses	41,945	72,668	34,220	110,693
Reclassification of net realized investment (gains) losses to net income	7,507	7,410	11,249	9,222
End of period	$163,967	$144,514	$163,967	$144,514

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$ 2,497	$ 1,667	$ 2,139	$ (1,189)
Change in unrealized investment gains and losses	385	(1,451)	743	1,191
Reclassification of net realized investment (gains) losses to net income	3	60	3	274
End of period	$ 2,885	$ 276	$ 2,885	$ 276

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of June 30, 2011 and 2010 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

	Six Months Ended June 30,
	2011	2010
Cumulative credit loss (1)
Beginning of period	$4,518	$2,875
New credit losses	-	647
Losses related to securities sold or paid down during the period	(561)	-
End of period	$3,957	$3,522

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

Note 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

At June 30, 2011, the gross unrealized loss in the fixed maturity and equity securities portfolio was $44,415 (257 positions, the fair value of which represented 17.9% of total fixed maturity and equity securities fair value). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at June 30, 2011 and December 31, 2010. The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2011 — which was driven largely by spread widening and changes in interest rates from the date of acquisition — as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost. Therefore, no impairment of these securities was recorded at June 30, 2011.

	$1,053,018	$1,053,018	$1,053,018	$1,053,018	$1,053,018	$1,053,018
	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 23,787	$ 796	$ 1,712	$ 9	$ 25,499	$ 805
Other	331,632	19,833	-	-	331,632	19,833
Municipal bonds	189,516	3,629	29,650	2,335	219,166	5,964
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	171,783	3,415	25,241	4,171	197,024	7,586
Other mortgage-backed securities	77,518	1,549	55,962	8,316	133,480	9,865
Totals	$ 794,236	$29,222	$112,565	$ 14,831	$ 906,801	$44,053

Equity securities (1)	$ 524	$ 28	$ 5,658	$ 334	$ 6,182	$ 362

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$ 27,111	$ 1,179	$ 1,907	$ 1	$ 29,018	$ 1,180
Other	312,750	21,465	-	-	312,750	21,465
Municipal bonds	416,216	14,520	34,825	4,879	451,041	19,399
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	179,339	4,587	45,789	5,850	225,128	10,437
Other mortgage-backed securities	117,602	2,932	68,921	12,713	186,523	15,645
Totals	$1,053,018	$44,683	$151,442	$ 23,443	$1,204,460	$68,126

Equity securities (1)	$ 938	$ 49	$ 5,822	$ 407	$ 6,760	$ 456

(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2011 and December 31, 2010. At June 30, 2011, Level 3 invested assets comprised approximately 1.0% of the Company’s total investment portfolio fair value.

			Fair Value Measurements at
	Carrying Amount	Fair Value	Reporting Date Using (1)
			Level 1	Level 2	Level 3
June 30, 2011
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$472,811	$472,811	$-	$472,811	$-
Other	570,282	570,282	117,554	452,728	-
Municipal bonds	1,167,474	1,167,474	-	1,167,474	-
Foreign government bonds	47,233	47,233	-	47,233	-
Corporate bonds	2,049,357	2,049,357	30,508	1,969,564	49,285
Other mortgage-backed securities	757,645	757,645	-	756,821	824

Totals	5,064,802	5,064,802	148,062	4,866,631	50,109
Equity securities	25,133	25,133	10,242	14,507	384
Short-term investments	35,020	35,020	31,737	3,283	-
Other investments (2)	124,784	128,733	-	-	-

Total investments	5,249,739	5,253,688	190,041	4,884,421	50,493
Separate Account (variable annuity) assets	1,371,214	1,371,214	-	1,371,214	-
Financial Liabilities
Fixed annuity contract liabilities	2,744,487	2,463,770
Policyholder account balances on interest-sensitive life contracts	79,471	74,787
Other policyholder funds	106,358	106,358
Short-term debt	38,000	38,000
Long-term debt	199,712	217,987

December 31, 2010
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$468,044	$468,044	$-	$468,044	$-
Other	497,454	497,454	114,931	382,523	-
Municipal bonds	1,088,707	1,088,707	-	1,088,707	-
Foreign government bonds	45,536	45,536	-	45,536	-
Corporate bonds	1,932,588	1,932,588	32,087	1,855,257	45,244
Other mortgage-backed securities	683,208	683,208	-	682,263	945

Totals	4,715,537	4,715,537	147,018	4,522,330	46,189
Equity securities	24,056	24,056	9,866	13,794	396
Short-term investments	211,998	211,998	204,950	7,048	-
Other investments (2)	122,032	125,790	-	-	-

Total investments	5,073,623	5,077,381	361,834	4,543,172	46,585
Separate Account (variable annuity) assets	1,375,656	1,375,656	-	1,375,656	-
Financial Liabilities
Fixed annuity contract liabilities	2,614,380	2,346,971
Policyholder account balances on interest-sensitive life contracts	79,710	75,011
Other policyholder funds	112,739	112,739
Short-term debt	38,000	38,000
Long-term debt	199,679	214,971

(1)	This information is not required for financial and nonfinancial assets and liabilities not recognized at fair value in the Consolidated Balance Sheets.
(2)

Fair value of “Other investments” includes investments, primarily policy loans, for which inputs to fair value measurements are not required. Inputs to fair value measurements are provided only for those investments carried at fair value.

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the six months ended June 30, 2011. The following tables present reconciliations for the three and six months ended June 30, 2011 and 2010 for all Level 3 assets measured at fair value on a recurring basis.

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, April 1, 2011	$33,557	$877	$34,434	$396	$34,830
Transfers in (out) of Level 3 (1)	15,054	-	15,054	-	15,054
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	967	6	973	(12)	961
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(293)	(59)	(352)	-	(352)
Ending balance, June 30, 2011	$49,285	$824	$50,109	$384	$50,493

Beginning balance, January 1, 2011	$45,244	$945	$46,189	$396	$46,585
Transfers in (out) of Level 3 (1)	3,664	-	3,664	-	3,664
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	845	14	859	(12)	847
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(468)	(135)	(603)	-	(603)
Ending balance, June 30, 2011	$49,285	$824	$50,109	$384	$50,493

(1)

Transfers into and out of Level 3 during the periods ended June 30, 2011 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

Note 3 - Fair Value of Financial Instruments-(Continued)

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, April 1, 2010	$ 3,982	$7,456	$11,438	$539	$11,977
Transfers in (out) of Level 3 (1)	8,846	-	8,846	-	8,846
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	256	156	412	-	412
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(167)	(99)	(266)	-	(266)
Ending balance, June 30, 2010	$12,917	$7,513	$20,430	$539	$20,969

Beginning balance, January 1, 2010	$ 2,439	$7,860	$10,299	$539	$10,838
Transfers in (out) of Level 3 (1)	10,153	(390)	9,763	-	9,763
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	495	303	798	-	798
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(170)	(260)	(430)	-	(430)
Ending balance, June 30, 2010	$12,917	$7,513	$20,430	$539	$20,969

(1)

Transfers into and out of Level 3 during the periods ended June 30, 2010 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At June 30, 2011 and 2010, there were no realized gains or losses, due to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

Note 4 - Debt

Indebtedness outstanding was as follows:

	June 30,	December 31,
	2011	2010
Short-term debt:
Bank Credit Facility	$ 38,000	$ 38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $105 and $118 (6.1% imputed rate)	74,895	74,882
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $183 and $203 (6.9% imputed rate)	124,817	124,797

Total	$237,712	$237,679

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and six months ended June 30, 2011 and 2010.

	Defined Benefit Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$ -	$ -	$ -	$ -
Other expenses	57	62	125	125
Interest cost	388	466	844	938
Expected return on plan assets	(556)	(597)	(1,210)	(1,194)
Settlement loss	-	382	-	774
Amortization of:
Prior service cost	-	-	-	-
Actuarial loss	408	248	888	523
Net periodic pension expense	$ 297	$ 561	$ 647	$ 1,166

	Supplemental Defined Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$ -	$ -	$ -	$ -
Other expenses	-	-	-	-
Interest cost	208	265	397	546
Expected return on plan assets	-	-	-	-
Settlement loss	-	-	-	-
Amortization of:
Prior service cost	33	31	63	62
Actuarial loss	173	62	329	123
Net periodic pension expense	$ 414	$ 358	$ 789	$ 731

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

There is a minimum funding requirement of approximately $900 for the Company’s defined benefit plan in 2011. Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for the full year the Company expects to contribute approximately $5,200 to the defined benefit plan and approximately $1,300 to the supplemental retirement plans in 2011. The Company contributed $214 to the defined benefit plan and $1,320 to the supplemental retirement plans during the six months ended June 30, 2011. Also, consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company expects amortization of net losses of $1,775 and $658 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense for the year ended December 31, 2011.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $116 and $203 for the six months ended June 30, 2011 and 2010, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit:
Service cost	$ -	$ -	$ -	$ -
Interest cost	35	42	59	85
Amortization of prior service cost	-	-	-	-
Amortization of prior gains	(161)	(130)	(275)	(260)
Net periodic benefit	$(126)	$ (88)	$(216)	$(175)

Consistent with disclosure in “Notes to Consolidated Financial Statements — Note 9 — Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for the full year the Company expects to contribute approximately $600 to the postretirement benefit plans other than pensions in 2011, of which $257 was contributed during the six months ended June 30, 2011. In addition, the Company expects amortization of prior gains of $550 to be included in the net periodic benefit for the year ended December 31, 2011.

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

	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended June 30, 2011
Premiums written and contract deposits	$266,430	$ 8,228	$1,122	$259,324
Premiums and contract charges earned	173,968	8,637	1,014	166,345
Benefits, claims and settlement expenses	173,461	10,359	707	163,809

Three months ended June 30, 2010
Premiums written and contract deposits	$262,216	$ 8,669	$1,219	$254,766
Premiums and contract charges earned	176,338	9,039	1,131	168,430
Benefits, claims and settlement expenses	119,411	1,913	883	118,381

Six months ended June 30, 2011
Premiums written and contract deposits	$518,081	$16,214	$1,559	$503,426
Premiums and contract charges earned	348,670	17,222	1,583	333,031
Benefits, claims and settlement expenses	286,385	13,200	1,225	274,410

Six months ended June 30, 2010
Premiums written and contract deposits	$508,169	$17,224	$2,527	$493,472
Premiums and contract charges earned	350,501	18,188	2,470	334,783
Benefits, claims and settlement expenses	234,881	5,551	1,968	231,298

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Insurance premiums and contract charges earned
Property and casualty	$136,455	$138,756	$273,820	$276,499
Annuity	4,751	4,574	9,507	8,826
Life	25,139	25,100	49,704	49,458

Total	$166,345	$168,430	$333,031	$334,783

Net investment income
Property and casualty	$9,261	$9,069	$18,475	$17,915
Annuity	45,213	42,634	89,447	83,047
Life	17,470	17,620	34,746	34,544
Corporate and other	(1)	2	(1)	(2)
Intersegment eliminations	(254)	(260)	(509)	(521)

Total	$71,689	$69,065	$142,158	$134,983

Net income (loss)
Property and casualty	$(25,667)	$8,527	$(13,333)	$19,539
Annuity	7,478	6,808	16,162	14,143
Life	5,761	5,523	9,909	10,088
Corporate and other	611	2,123	1,386	1,814

Total	$(11,817)	$22,981	$14,124	$45,584

	June 30, 2011	December 31, 2010
Assets
Property and casualty	$ 973,464	$ 954,201
Annuity	4,719,552	4,556,317
Life	1,422,647	1,393,169
Corporate and other	126,434	130,191
Intersegment eliminations	(34,050)	(28,337)

Total	$7,208,047	$7,005,541

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

For the three months ended June 30, 2011, the Company reported a net loss of $11.8 million, which represented a decrease of $34.8 million compared to the prior year, primarily due to the $25.2 million increase in after tax property and casualty catastrophe losses. After-tax net realized investment gains decreased by $1.8 million between periods. For the property and casualty segment, net income decreased $34.1 million, compared to a year earlier, due to the increase in catastrophe losses as well as an increase in current quarter automobile liability claims severity, non-catastrophe weather-related claims and re-estimates of first quarter 2011 reserves in the property line. Annuity segment net income increased 9%, or $0.6 million, compared to the second quarter of 2010, reflecting improvements in the interest margin and the impact from the evaluation of deferred policy acquisition costs, partially offset by a non-recurring tax benefit recorded in the prior year. Life segment net income increased 5%, or $0.3 million, compared to a year earlier, primarily due to lower mortality costs.

For the six months ended June 30, 2011, the Company’s net income of $14.1 million represented a decrease of $31.5 million, or 69%, compared to the prior year primarily due to the increase in property and casualty catastrophe losses. After-tax net realized investment gains decreased by $1.2 million between periods. For the property and casualty segment, the net loss of $13.3 million reflected a decrease of $32.8 million, compared to net income for the first half of 2010, due to the increase in catastrophe costs, primarily in the property line. Catastrophe costs increased $26.0 million after tax compared to the prior year. In addition, favorable prior years’ property and casualty reserve development was recorded in the current period; however, the level was $2.3 million after tax lower than the same period a year ago. For the six months, current period incurred sinkhole claims in Florida were less than the prior year by approximately $1 million after tax. Excluding catastrophe losses, current accident year results for the property line improved compared to a year earlier. Including all factors, the property and casualty combined ratio was 114.8% for the first six months of 2011 compared to 97.7% for the same period in 2010. Annuity segment net income increased 14%, or $2.0 million, compared to the first six months of 2010, reflecting improvements in the interest margin and the impact from the evaluation of deferred policy acquisition costs, partially offset by a non-recurring tax benefit recorded in the prior year. Life segment net income decreased 2%, or $0.2 million, compared to the first half of 2010.

Premiums written and contract deposits increased 2% compared to both the second quarter and first half of 2010, driven by the increase in annuity deposit receipts. Building on increased levels of receipts in 2010, annuity deposits received increased 11% compared to the first six months of 2010, reflecting a 33% increase in single deposit and rollover receipts in the current year. Property and casualty segment premiums written decreased 3% compared to the prior year-to-date, with approximately 2 percentage points of the decrease related to the Company’s Florida homeowners non-renewal program. Total new automobile sales units and true new auto sales units for the current period were 8% and 13% less, respectively, than in the first six months of 2010. Increases in average premium per policy for both homeowners and automobile in the current year were more than offset by the reduced level of automobile and homeowners policies in force. Life segment insurance premiums and contract deposits decreased 1% compared to the first half of the prior year.

The Company’s book value per share was $23.35 at June 30, 2011, an increase of 5% compared to 12 months earlier, reflecting net income for the trailing 12 months and the improvement in unrealized investment gains and losses due to narrowing of credit spreads.

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

Approximately 90% of the portfolio, based on fair value, was priced through pricing services or index priced as of June 30, 2011. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during the first six months of 2011.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first six months of 2011.

At June 30, 2011, Level 3 invested assets comprised approximately 1.0% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements — Note 3 — Fair Value of Financial Instruments”.

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

With respect to fixed income securities involving securitized financial assets — primarily asset-backed and commercial mortgage-backed securities in the Company’s portfolio — a significant portion of the fair values is determined by observable inputs. In addition, the securitized financial asset securities’ underlying collateral cash flows are stress tested to determine if there has been any adverse change in the expected cash flows.

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

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. There were no events or material changes in circumstances during the six months ended June 30, 2011 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these changes and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At June 30, 2011, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

In the event actual experience differs significantly from assumptions or assumptions are significantly revised, the Company may be required to record a material charge or credit to amortization expense for the period in which the adjustment is made. As noted above, there are key assumptions involved in the evaluation of capitalized policy acquisition costs. In terms of the sensitivity of this amortization to two of the more significant assumptions, assuming all other assumptions are met, (1) a 10 basis point deviation in the annual targeted interest rate spread assumption would currently impact amortization between $0.15 million and $0.25 million and (2) a 1% deviation from the targeted financial market performance for the underlying mutual funds of the Company’s variable annuities would currently impact amortization between $0.20 million and $0.30 million. These results may change depending on the magnitude and direction of the deviations but represent a range of reasonably likely experience for the noted assumptions. Detailed discussion of the impact of adjustments to the amortization of capitalized acquisition costs is included in “Results of Operations — Policy Acquisition Expenses Amortized”.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $12 million of net income based on net reserves as of June 30, 2011. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

There are a number of assumptions involved in the determination of the Company’s property and casualty loss reserves. Among the key factors affecting recorded loss reserves for both long-tail and short-tail related coverages, claim severity and claim frequency are of particular significance. Management estimates that a 2% change in claim severity or claim frequency for the most recent 36-month period is a reasonably likely scenario based on recent experience and would result in a change in the estimated loss reserves of between $6.0 million and $10.0 million for long-tail liability related exposures (automobile liability coverages) and between $3.0 million and $5.0 million for short-tail liability related exposures (homeowners and automobile physical damage coverages). Actual results may differ, depending on the magnitude and direction of the deviation.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	June 30, 2011			December 31, 2010

	Case	IBNR		Case	IBNR
	Reserves	Reserves	Total (1)	Reserves	Reserves	Total (1)

Automobile liability	$69.1	$127.2	$196.3	$71.4	$129.0	$200.4
Automobile other	4.0	1.7	5.7	5.4	2.1	7.5
Homeowners	15.4	79.0	94.4	9.2	62.5	71.7
All other	3.7	17.3	21.0	4.0	18.0	22.0
Total	$92.2	$225.2	$317.4	$90.0	$211.6	$301.6

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At June 30, 2011, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the six months ended June 30, 2011 by approximately $2.4 million, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at June 30, 2011.

Information regarding the Company’s property and casualty claims and claims expense reserve development table as of December 31, 2010 is located in “Business — Property and Casualty Segment — Property and Casualty Reserves” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Information regarding property and casualty reserve reestimates for each of the years in the three year period ended December 31, 2010 is located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for the Three Years Ended December 31, 2010 — Benefits, Claims and Settlement Expenses” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Six Months Ended		Change From
	June 30,		Prior Year

	2011	2010	Percent	Amount

Property & casualty
Automobile and property (voluntary)	$265.9	$273.0	-2.6%	$(7.1)
Involuntary and other property & casualty	1.5	2.5	-40.0%	(1.0)
Total property & casualty	267.4	275.5	-2.9%	(8.1)
Annuity deposits	188.8	170.1	11.0%	18.7
Life	47.2	47.9	-1.5%	(0.7)
Total	$503.4	$493.5	2.0%	$ 9.9

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Six Months Ended		Change From
	June 30,		Prior Year

	2011	2010	Percent	Amount

Property & casualty
Automobile and property (voluntary)	$273.1	$275.0	-0.7%	$(1.9)
Involuntary and other property & casualty	0.7	1.5	-53.3%	(0.8)
Total property & casualty	273.8	276.5	-1.0%	(2.7)
Annuity	9.5	8.8	8.0%	0.7
Life	49.7	49.5	0.4%	0.2
Total	$333.0	$334.8	-0.5%	$(1.8)

For the three and six months ended June 30, 2011, the Company’s premiums written and contract deposits increased $4.5 million, or 1.8%, and $9.9 million, or 2.0%, respectively, compared to the same periods in the prior year, both driven by the increase in annuity single premium and rollover deposit receipts. The Company’s premiums and contract charges earned decreased $2.1 million, or 1.2%, and $1.8 million, or 0.5%, compared to the three and six months ended June 30, 2010, respectively, primarily reflecting growth in annuity contract charges earned and the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2010 which were more than offset by a reduced level of property and casualty policies in force. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written decreased 2.6%, or $7.1 million, in the first six months of 2011, with approximately 2 percentage points of the decrease related to the Company’s Florida homeowners non-renewal program which is described below. Automobile and homeowners average written premium per policy each increased compared to the prior year, with the impact more than offset by a reduced level of policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during the first six months of 2011 averaged 2% and 10%, respectively, compared to 6% and 10%, respectively, during the same period in 2010. At June 30, 2011, there were 494,000 voluntary automobile and 243,000 homeowners policies in force, for a total of 737,000 policies, compared to a total of 760,000 policies at December 31, 2010 and 781,000 policies at June 30, 2010. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 90.5% at June 30, 2011 compared to 91.4% at June 30, 2010. The property 12-month new and renewal policy retention rate was 85.4% at June 30, 2011 compared to 88.7% at June 30, 2010, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written decreased 3.0% ($5.5 million) compared to the first half of 2010. In the first six months of 2011, the average written and earned premium per policy each increased 3%, more than offset by the decline in policies in force. Voluntary automobile policies in force at June 30, 2011 decreased 14,000 compared to December 31, 2010 and 28,000 compared to June 30, 2010. Both educator and non-educator policies decreased in each of these comparisons. The number of educator policies represented approximately 82% and 81% of the voluntary automobile policies in force at June 30, 2011 and 2010, respectively.

Voluntary homeowners premium written decreased 1.8% ($1.6 million) compared to the first half of 2010, net of catastrophe reinsurance premiums ceded that were less than the prior year. The average written and earned premium per policy each increased 5% and 6%, respectively, in the first half of 2011 compared to a year earlier. Homeowners policies in force at June 30, 2011 decreased 9,000 compared to December 31, 2010 and 16,000 compared to June 30, 2010. The number of educator policies represented approximately 77% and 76% of the homeowners policies in force at June 30, 2011 and 2010, respectively. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

As an example, in early 2010 the Company began a program to address homeowners profitability and hurricane exposure issues in Florida. On January 1, 2010, the Company ceased writing new homeowner (including home, condo, renters and dwelling fire) policies in that state and initiated a program to non-renew about 9,600 policies, over half of the Company’s Florida book of property business, starting with August 2010 policy effective dates. As of June 30, 2011, approximately 8,900 of the policies in the non-renewal program had been terminated, with approximately 3,600 of those policies terminated at the customers’ request — a favorable result that progressed ahead of management’s expected timing. This non-renewal program is scheduled to be completed by mid-August 2011. In total, the Company’s June 30, 2011 policy count for Florida homeowners business decreased by approximately 9,800 compared to December 31, 2009. The Company’s agents will continue to work closely with customers to find coverage with third-party companies that underwrite property risks in Florida. While this program likely will continue to impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

For the six months ended June 30, 2011, total annuity deposits received increased 11.0% driven by the 33.0% increase in single premium and rollover deposit receipts. In the first six months of 2011, new deposits to variable accounts decreased 0.5%, or $0.3 million, and new deposits to fixed accounts increased 16.6%, or $19.0 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.2 billion at June 30, 2011 increased 11.9% compared to a year earlier, as the increase from new deposits received and favorable retention were accompanied by favorable financial market performance over the 12 months. Cash value retentions for variable and fixed annuity options were 92.6% and 94.6%, respectively, for the 12 month period ended June 30, 2011. At June 30, 2011, the number of annuity contracts outstanding of 182,000 increased 1.1%, or 2,000 contracts, compared to December 31, 2010 and increased 2.2%, or 4,000 contracts, compared to June 30, 2010.

Variable annuity accumulated balances at June 30, 2011 reflected growth of 14.3% compared to June 30, 2010, including the positive impact of financial market performance over the 12 months. Annuity segment contract charges earned increased 8.0%, or $0.7 million, compared to the first six months of 2010, primarily reflecting the growth in variable annuity account values.

Life segment premiums and contract deposits decreased $0.7 million, or 1.5%, compared to the first six months of 2010. The ordinary life insurance in force lapse ratio was 4.7% for the 12 months ended June 30, 2011 compared to 5.1% for the 12 months ended June 30, 2010.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall lower level of automobile and home sales compared to a few years ago. For the first six months of 2011, total new automobile sales units were 8.5% less than the same period in the prior year, while true new automobile sales were 13.4% less than in the prior year. New homeowners sales units decreased 14.3% compared to the first six months of 2010. Management believes that automobile and homeowners sales levels also have been negatively impacted by the Company’s rate actions. In addition, the sales decreases in both lines of business were exacerbated by the Company’s underwriting actions in Florida which were initiated in 2010.

Driven by increases in single premium and rollover deposits, total annuity sales increased 24.9% for the six months ended June 30, 2011. Single premium and rollover deposits for Horace Mann annuity products increased 33.0% compared to the same period in 2010. In addition, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 19.8% compared to the first half of 2010, including growth of 42.7% for the three months ended June 30, 2011. In the first six months of 2011, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, decreased 31.2% compared to the first half of 2010. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, increased 44.8% compared to the prior year, a comparison also impacted by current period growth in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted both positively and negatively as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their futures creates challenges for new sales of scheduled deposit business.

New sales of life insurance products have been adversely impacted by current economic conditions industry wide. The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009 and 2010 have helped to moderate the impact on the sales of proprietary life products. The current year-to-date increase in total life sales of 6.5% included a 10.0% increase in sales of third-party vendor products and a 2.3% increase in sales of proprietary life products.

Combining all lines of business, the Company’s total new business sales increased 15.5% compared to the first six months of 2010. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first six months of 2011 increased 10.5% compared to the prior year.

Distribution System

At June 30, 2011, there was a combined total of 732 Exclusive Agencies and Employee Agents, compared to 741 at December 31, 2010 and 682 at June 30, 2010. At June 30, 2011, there were 495 Horace Mann Exclusive Agencies – more than half of which were formed by new appointments -increasing 152 compared to June 30, 2010. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. At June 30, 2011, in addition to the Exclusive Agencies, there were 237 Employee Agents. See additional description in “Business

– Corporate Strategy and Marketing – Dedicated Agency Force” of the Company’s Annual Report on Form 10- K for the year ended December 31, 2010.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 853 authorized agents at June 30, 2011. During the first six months of 2011, this channel generated $29.2 million in annualized new annuity sales for the Company compared to $20.2 million for the first six months of 2010, primarily reflecting increases in single and rollover deposit business.

 Net Investment Income

For the three months ended June 30, 2011, pretax investment income of $71.7 million increased 3.8%, or $2.6 million, (3.6%, or $1.7 million, after tax) compared to the prior year. Pretax investment income of $142.2 million for the six months ended June 30, 2011 increased 5.3%, or $7.2 million, (5.0%, or $4.6 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 7.5% over the 12 months ended June 30, 2011. The average pretax yield on the investment portfolio was 5.76% (3.89% after tax) for the first six months of 2011, compared to a pretax yield of 5.88% (3.98% after tax) a year earlier.

 Net Realized Investment Gains and Losses

For the three months ended June 30, 2011, net realized investment gains (pretax) were $5.7 million compared to net realized investment gains of $8.3 million in the same period in the prior year. For the six months, net realized investment gains (pretax) were $11.5 million in 2011 compared to net realized investment gains of $13.2 million in the prior year. The net gains and losses in all periods were realized from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the first half of 2011, the Company’s net realized investment gains of $11.5 million included $11.7 million of gross gains realized on security sales and calls partially offset by $0.2 million of realized losses on securities that were disposed of during the six months. There were no other-than-temporary impairment write-downs on securities in the current period. Gains realized on security disposals during the first half of 2011 included $0.3 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

For the six months ended June 30, 2010, pretax net realized investment gains of $13.2 million included $1.4 million of credit-related impairment write-downs and $5.1 million of gross losses on securities that were disposed of during the period, which were more than offset by $19.7 million of gross realized gains on other security disposals.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of June 30, 2011 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2010, credit spreads improved slightly across virtually all asset classes, with the Company’s municipal bond portfolio showing the most significant improvement in net unrealized gains.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain(Loss)
Corporate bonds
Banking and Finance	55	$ 365.6	$ 344.8	$ 20.8
Utilities	44	285.2	257.5	27.7
Energy	52	227.7	208.0	19.7
Insurance	24	129.6	115.1	14.5
Metal and Mining	16	97.4	92.0	5.4
Health Care	29	96.7	89.6	7.1
Broadcasting and Media	19	88.3	81.4	6.9
Transportation	17	80.0	75.8	4.2
Real Estate	14	76.2	71.9	4.3
Telecommunications	23	74.3	67.1	7.2
All Other Corporates (1)	153	528.4	490.6	37.8
Total corporate bonds	446	2,049.4	1,893.8	155.6
Mortgage-backed securities
U.S. government and federally sponsored agencies	334	472.8	440.3	32.5
Commercial	99	306.2	300.6	5.6
Other	14	14.8	13.9	0.9
Municipal bonds	372	1,167.5	1,123.9	43.6
Government bonds
U.S.	8	570.3	581.5	(11.2)
Foreign	7	47.2	42.9	4.3
Collateralized debt obligations (2)	19	37.4	34.9	2.5
Asset-backed securities	97	399.2	380.7	18.5
Total fixed maturity securities	1,396	$5,064.8	$4,812.5	$252.3

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	5	$ 9.9	$ 7.3	$ 2.6
Real Estate	2	5.7	5.0	0.7
Utilities	3	5.1	4.9	0.2
Insurance	4	3.7	3.5	0.2
U.S. federally sponsored agencies	2	0.3	*	0.3
Common stocks
Technology	1	0.4	-	0.4
Cable and other	3	*	*	*
Total equity securities	20	$ 25.1	$ 20.7	$ 4.4

Total	1,416	$5,089.9	$4,833.2	$256.7

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Natural gas, technology, retail, consumer products, automobiles and miscellaneous represented $308.5 million of fair value at June 30, 2011, with the remaining 13 classifications each representing less than $42 million.

(2)

Based on fair value, 69.0% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at June 30, 2011.

At June 30, 2011, the Company’s diversified fixed maturity securities portfolio consisted of 1,656 investment positions, issued by 1,396 entities, and totaled approximately $5.1 billion in fair value. This portfolio was 94.7% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At June 30, 2011, 94.6% of these combined portfolios were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Portfolio
	Fair Value		June 30, 2011
	December 31,	June 30,	Fair	Amortized
	2010	2011	Value	Cost or Cost
Fixed maturity securities
AAA (2)	28.2%	27.1%	$1,369.0	$1,332.6
AA	17.9	16.9	856.8	813.7
A	23.2	24.5	1,239.0	1,155.4
BBB	25.4	26.2	1,330.1	1,244.2
BB	2.9	3.1	156.4	156.8
B	2.3	2.0	101.8	97.9
CCC or lower	0.1	0.2	11.6	11.8
Not rated (3)	-	-	0.1	0.1
Total fixed maturity securities	100.0%	100.0%	$5,064.8	$4,812.5

Equity securities
AAA	-	-	-	-
AA	-	-	-	-
A	17.0%	16.7%	$ 4.2	$ 4.5
BBB	55.6	54.2	13.6	12.3
BB	24.9	26.3	6.6	3.8
B	-	-	-	-
CCC or lower	0.4	1.2	0.3	*
Not rated (4)	2.1	1.6	0.4	0.1
Total equity securities	100.0%	100.0%	$ 25.1	$ 20.7

Total			$5,089.9	$4,833.2

*	Less than $0.1 million.
(1)

Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(continued on next page)

(continued)

(2)

Subsequent to June 30, 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. At June 30, 2011, the fair value amount included $570.3 million of U.S. government securities and $472.8 million of securities issued by U.S. government and federally sponsored agencies.

(3)	Included in this category is $0.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At June 30, 2011, the Company had $306.2 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with gross unrealized losses of $8.5 million and a net unrealized gain of $5.6 million. Compared to the net unrealized loss at June 30, 2010, market valuation of the CMBS portfolio improved significantly, resulting in an overall fair value to amortized cost ratio of 101.8% at June 30, 2011, compared to 91.6% at June 30, 2010. As a result of risk reduction actions during 2010, and to a lesser extent in the first half of 2011, the Company reduced its holdings of conduit/fusion CMBS securities by $111 million of amortized cost, or 58%, compared to December 31, 2009. The CMBS disposals over the last 18 months resulted in a net realized gain of $0.2 million for the six months ended June 30, 2011 and a net realized loss of $18.6 million for the year ended December 31, 2010. CMBS spreads widened slightly in the three month period ended June 30, 2011. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in ratings downgrades within the CMBS portfolio. At June 30, 2011, the Company’s CMBS portfolio was 92% investment grade, with an overall credit rating of A+, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	June 30, 2011			December 31, 2010
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA	35	$ 98.7	$ 5.8	35	$ 93.1	$ 5.6
AA	28	79.7	2.9	30	79.8	2.0
A	20	84.7	1.7	20	64.3	0.4
BBB	10	19.7	(0.1)	8	19.2	(1.3)
BB and below	6	23.4	(4.7)	8	25.6	(7.3)
Total	99	$306.2	$ 5.6	101	$282.0	$(0.6)

Vintage
2003 and prior	7	$ 11.4	$ 0.2	8	$ 12.8	$ 0.1
2004	10	16.0	0.5	10	15.3	(0.1)
2005	15	57.6	(6.1)	17	56.3	(9.5)
2006	20	45.2	2.9	20	38.7	2.4
2007	18	51.5	3.6	19	51.9	3.1
2008	11	31.6	2.2	12	32.3	2.1
2009	7	39.5	2.6	7	38.6	2.3
2010	8	37.5	(0.2)	8	36.1	(1.0)
2011	3	15.9	(0.1)	-	-	-
Total	99	$306.2	$ 5.6	101	$282.0	$(0.6)

Property type
Military housing	28	$103.8	$ 2.2	26	$ 86.1	$ 0.2
Conduit/Fusion	34	76.9	(1.6)	37	81.6	(5.3)
GNMA project loans	25	65.9	2.6	26	66.2	3.0
Cell tower	4	20.1	1.3	5	20.1	0.9
Timber	5	14.6	0.8	4	8.3	0.6
Single borrower	2	12.8	0.1	2	7.7	*
Credit tenant lease	1	12.1	0.2	1	12.0	*
Total	99	$306.2	$ 5.6	101	$282.0	$(0.6)

*	Less than $0.1 million.

At June 30, 2011, the Company had $375.5 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $23.4 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which were broadly supported by government intervention and credit enhancement programs during the 2008 credit crisis.

At June 30, 2011, the Company had $1,167.5 million fair value invested in municipal bonds with a net unrealized gain of $43.6 million. Of the geographically diversified municipal bond holdings, approximately 53% are tax-exempt and 74% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 35% of the value insured at June 30, 2011. This represents approximately 8% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio also was AA- at June 30, 2011.

At June 30, 2011, the fixed maturity securities and equity securities portfolios had a combined $44.4 million pretax of gross unrealized losses on $913.0 million fair value related to 257 positions. Of this amount, pretax gross unrealized losses of $26.3 million were on $771.9 million fair value for 201 positions that had been in a continuous unrealized loss position for 9 months or less; including $13.6 million of pretax gross unrealized losses on $278.7 million fair value of securities issued by the U.S. government and federally sponsored agencies (17 positions).

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 10 were trading below 80% of book value at June 30, 2011 and were not considered other-than-temporarily impaired. These positions included structured securities and corporate securities. The 10 securities with fair values below 80% of book value at June 30, 2011 had fair value of $11.7 million, representing 0.2% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $3.3 million.

While credit spreads improved slightly across virtually all asset classes and the U.S. Treasury yield curve moved lower in the first six months of 2011, contributing to the improvement in the Company’s gross unrealized loss position compared to December 31, 2010, the persisting uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at June 30, 2011.

The Company views the decrease in value of all of the securities with unrealized losses at June 30, 2011 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost. Therefore, no impairment of these securities was recorded at June 30, 2011. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Six Months Ended June 30,		Change From Prior Year

	2011	2010	Percent	Amount

Property and casualty	$244.6	$201.9	21.1%	$42.7
Annuity	1.0	0.9	11.1%	0.1
Life	28.8	28.5	1.1%	0.3
Total	$274.4	$231.3	18.6%	$43.1

Property and casualty catastrophe losses, included above (1)	$ 63.0	$ 23.0	173.9%	$40.0

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Six Months Ended June 30,
	2011	2010
Incurred claims and claim expenses:
Claims occurring in the current year	$248.3	$209.2
Decrease in estimated reserves for claims occurring in prior years (2)	(3.7)	(7.3)
Total claims and claim expenses incurred	$244.6	$201.9
Property and casualty loss ratio:
Total	89.3%	73.0%
Effect of catastrophe costs, included above (1)	23.0%	8.3%

(1) Property and casualty catastrophe losses were incurred as follows:
	2011	2010
Three months ended
March 31	$ 8.0	$ 6.8
June 30	55.0	16.2
Total year-to-date	$ 63.0	$ 23.0

(2)    Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2011	2010
Three months ended
March 31	$ (2.7)	$ (4.5)
June 30	(1.0)	(2.8)
Total year-to-date	$ (3.7)	$ (7.3)

For the three months ended June 30, 2011, the Company’s benefits, claims and settlement expenses increased $45.4 million, or 38.3%, compared to the prior year, primarily reflecting a $38.8 million increase in property and casualty catastrophe losses in the current period. Tornado and storm activity produced 12 catastrophe events in the second quarter of 2011, with the May 20-27 event impacting numerous states, and including the tornado in

Joplin, Missouri, being the costliest event for the Company. Also contributing to the second quarter increase in claims and settlement expenses was an increase in current accident year automobile liability claims severity, as well as non-catastrophe weather-related claims and re-estimates of first quarter 2011 reserves in the property line.

For the six months ended June 30, 2011, the Company’s benefits, claims and settlement expenses increased $43.1 million, or 18.6%, compared to the prior year, primarily reflecting a $40.0 million increase in property and casualty catastrophe losses.

For the first half of 2011, the favorable development of prior years’ property and casualty reserves of $3.7 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2010 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior.

In the first six months of 2010, favorable development of prior years’ property and casualty reserves of $7.3 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2009 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior.

For the six months ended June 30, 2011, the voluntary automobile loss ratio of 71.3% increased by 4.3 percentage points compared to the same period a year earlier, including favorable development of prior years’ reserves that had a 1.5 percentage point smaller impact in the current period and higher catastrophe losses for this line of business which represented a 1.5 percentage point increase in the loss ratio. The homeowners loss ratio of 126.4% for the six months ended June 30, 2011 increased 41.2 percentage points compared to a year earlier, including a 41.5 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 66.0 percentage points of the homeowners loss ratio for the current period compared to 24.5 percentage points for the prior year. The homeowners loss ratio also reflected an increase of 0.9 percentage points in the six months ended June 30, 2011 attributable to a lower level of favorable development of prior years’ reserves in the current period. Excluding claim settlement expenses, Florida sinkhole losses incurred for the three and six months ended June 30, 2011 of $1.9 million and $6.6 million, respectively, decreased compared to the amount in the last half of 2010; and, they were $2.6 million and $1.4 million less than the Company’s experience in the respective prior year periods.

For the annuity segment, benefits in the first half of 2011 were comparable to the same period in the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.4 million at June 30, 2011, compared to $0.3 million at December 31, 2010 and $0.6 million at June 30, 2010. The changes in this reserve in both the current period and 2010 reflected the impact of financial market performance.

For the life segment, benefits in the current six months increased $0.3 million compared to a year earlier, moderated by favorable mortality experience in the second quarter of 2011.

Interest Credited to Policyholders

	Six Months Ended		Change From
	June 30,		Prior Year
	2011	2010	Percent	Amount

Annuity	$55.1	$51.7	6.6%	$3.4
Life	20.6	20.1	2.5%	0.5
Total	$75.7	$71.8	5.4%	$3.9

For the three months ended June 30, 2011, interest credited of $38.3 million increased 5.8%, or $2.1 million, compared to the same period in 2010, consistent with the percentage increase reflected for the six months.

Compared to the first six months of 2010, the current year increase in annuity segment interest credited reflected a 10.3% increase in average accumulated fixed deposits, partially offset by a 14 basis point decline in the average annual interest rate credited to 4.06%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the six months ended June 30, 2011 and 2010 were 203 basis points and 202 basis points, respectively.

As of June 30, 2011, fixed annuity account values totaled $2.9 billion, including $2.6 billion of deferred annuities. Of the deferred annuity account values, 30% had minimum guaranteed interest rates of 3% or lower while 62% had minimum guaranteed rates of 4.5% or greater. For $2.1 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $22.8 million for the three months ended June 30, 2011 compared to $25.8 million for the same period in 2010. The $3.0 million decrease between the quarterly periods was equal to the change in impacts of the evaluations of annuity deferred policy acquisition costs.

Amortized policy acquisition expenses were $43.8 million for the first six months of 2011 compared to $45.9 million for the same period in 2010. At June 30, 2011, the evaluation of annuity deferred policy acquisition costs resulted in a decrease in amortization of $0.2 million. This compares to an increase in amortization of $2.8 million from a similar evaluation at June 30, 2010, which primarily reflected the impact of unfavorable financial market performance in the first six months of the year. For the life segment, the June 30, 2011 evaluation of deferred policy acquisition costs resulted in a $0.4 million increase in amortization, compared to a $0.1 million increase recorded as a result of the June 30, 2010 evaluation.

Operating Expenses

For the three months ended June 30, 2011, operating expenses of $33.5 million increased 0.3%, or $0.1 million, compared to the second quarter of 2010.

For the first six months of 2011, operating expenses of $68.6 million increased 0.7%, or $0.5 million, compared to the same period in the prior year. The property and casualty expense ratio of 25.5% for the six months ended June 30, 2011 increased 0.8 percentage point compared to the prior year expense ratio of 24.7%, consistent with management’s expectations for the current period.

Income Tax Expense (Benefit)

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 30.5% and 27.2% for the six months ended June 30, 2011 and 2010, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 5.6 and 7.0 percentage points for the six months ended June 30, 2011 and 2010, respectively.

The Company records liabilities for uncertain tax filing positions where it is more-likely-than-not that the position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based upon changes in facts or law. The Company has no unrecorded liabilities from uncertain tax filing positions.

In the second quarter of 2010, the Internal Revenue Service published guidance regarding separate account (variable annuity) dividend received deductions for life insurance companies in which they advised (1) they would concede appeals related to the issue and not raise the issue on audit unless the taxpayer changed its methodology for computing the deduction, and (2) any changes in law regarding this deduction would be effective prospectively. As a result, the Company believed this issue was no longer an uncertain tax position and recorded a reduction of $1.4 million in the uncertain tax position liability related to the separate account dividend received deduction.

At June 30, 2011, the Company had federal income tax returns for the 2006 through 2010 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2006 through 2009. The Company has recorded $0.3 million of uncertain tax position liabilities including interest related to all open tax years as of June 30, 2011.

Net Income (Loss)

For the three months ended June 30, 2011, the Company reported a net loss of $11.8 million, which represented a decrease of $34.8 million compared to the prior year, primarily due to the $25.2 million increase in after tax property and casualty catastrophe losses. After-tax net realized investment gains decreased by $1.8 million between periods. For the property and casualty segment, net income decreased $34.1 million, compared to a year earlier, due to the increase in catastrophe losses as well as an increase in current quarter automobile liability claims severity, non-catastrophe weather-related claims and re-estimates of first quarter 2011 reserves in the property line. Annuity segment net income increased 9%, or $0.6 million, compared to the second quarter of 2010, reflecting improvements in the interest margin and the impact from the evaluation of deferred policy acquisition costs, partially offset by a non-recurring tax benefit recorded in the prior year. Life segment net income increased 5%, or $0.3 million, compared to a year earlier, primarily due to lower mortality costs.

For the six months ended June 30, 2011, the Company’s net income of $14.1 million represented a decrease of $31.5 million, or 69%, compared to the prior year primarily due to the increase in property and casualty catastrophe losses. After-tax net realized investment gains decreased by $1.2 million between periods. For the property and casualty segment, the net loss of $13.3 million reflected a decrease of $32.8 million, compared to net income for the first half of 2010, due to the increase in catastrophe costs, primarily in the property line. Catastrophe costs increased $26.0 million after tax compared to the prior year. In addition, favorable prior years’ property and casualty reserve development was recorded in the current period; however, the level was $2.3 million after tax lower than the same period a year ago. For the six months, current period incurred sinkhole claims in Florida were less than the prior year by approximately $1 million after tax. Excluding catastrophe losses, current accident year results for the property line improved compared to a year earlier. Including all factors, the property and casualty combined ratio was 114.8% for the first six months of 2011 compared to 97.7% for the same period in 2010. Annuity segment net income increased 14%, or $2.0 million, compared to the first six months of 2010, reflecting improvements in the interest margin and the impact from the evaluation of deferred policy acquisition costs, partially offset by a non-recurring tax benefit recorded in the prior year. Life segment net income decreased 2%, or $0.2 million, compared to the first half of 2010.

Net income (loss) by segment and net income per share were as follows:

	Six Months Ended June 30,		Change From Prior Year

	2011	2010	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$ (13.3)	$ 19.5	N.M.	$(32.8)
Annuity	16.2	14.2	14.1%	2.0
Life	9.9	10.1	-2.0%	(0.2)
Corporate and other (1)	1.3	1.8	-27.8%	(0.5)
Net income	$ 14.1	$ 45.6	-69.1%	$(31.5)

Effect of catastrophe costs, after tax, included above	$ (41.0)	$ (15.0)	173.3%	$(26.0)
Effect of realized investment gains, after tax, included above	$ 7.4	$ 8.6	-14.0%	$ (1.2)

Diluted:
Net income per share	$ 0.34	$ 1.12	-69.6%	$(0.78)
Weighted average number of shares and equivalent shares (in millions)	41.4	40.9	1.2%	0.5

Property and casualty combined ratio:
Total	114.8%	97.7%	N.M.	17.1%
Effect of catastrophe costs, included above	23.0%	8.3%	N.M.	14.7%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the six months ended June 30, 2011, the changes in net income for the property and casualty and annuity segments are described above. For the current six months, life segment net income was comparable to the same period in 2010.

For the corporate and other segment, net income in the current period compared to the first half of 2010 reflected the decrease in net realized investment gains in the current period.

Return on average shareholders’ equity based on net income was 5% and 12% for the trailing 12 months ended June 30, 2011 and 2010, respectively.

The accounting guidance adopted by the Company effective January 1, 2011 is described in “Notes to Consolidated Financial Statements – Note 1 – Basis of Presentation – Adopted Accounting Standards”. The adoption did not have an effect on the results of operations or financial position of the Company.

Outlook for 2011

At the time of this Quarterly Report on Form 10-Q, management estimates that 2011 full year net income before realized investment gains and losses will be within a range of $1.10 to $1.30 per diluted share. This projection incorporates the Company’s results for the first six months of the year – which included a significant level of property and casualty weather-related catastrophe costs – and assumes catastrophe losses for the remaining six months comparable to long-term historical levels. This projection also assumes that Florida sinkhole losses are significantly less than the last half of 2010, partially offset by a reduced amount of favorable development of prior years’ automobile reserves. Management expects that combined annuity and life earnings will be comparable to the strong levels delivered in 2010, including the assumption of an 8 to 10 percent increase in the S&P 500 Index for the full year 2011. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At June 30, 2011 and 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Investments

Information regarding the Company’s investment portfolio, which is comprised primarily of investment grade, fixed income securities, is located in “Results of Operations – Net Realized Investment Gains and Losses” and in the “Notes to Consolidated Financial Statements – Note 2 – Investments”.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first six months of 2011, net cash provided by operating activities decreased compared to the same period in 2010, primarily due to higher property and casualty claims payments in the current period including the impact of catastrophe events.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2011 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $78 million, of which $10.0 million was paid during the six months ended June 30, 2011. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first six months of 2011. For the six months ended June 30, 2011, receipts from annuity contracts increased $18.7 million, or 11.0%, compared to the same period in the prior year, as described in “Results of Operations — Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $11.0 million, or 8.8%, compared to the prior year.

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

The total capital of the Company was $1,170.0 million at June 30, 2011, including $199.7 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 23.4% of total capital excluding unrealized investment gains and losses (20.3% including unrealized investment gains and losses) at June 30, 2011, which was within a range consistent with the Company’s long-term target of 25% and with the Company’s debt ratings assigned as of June 30, 2011.

Shareholders’ equity was $932.3 million at June 30, 2011, including a net unrealized gain in the Company’s investment portfolio of $152.9 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $623.1 million and $15.61, respectively, at June 30, 2011. Book value per share was $23.35 at June 30, 2011 ($19.52 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at June 30, 2011 is included in “Results of Operations — Net Realized Investment Gains and Losses”.

Total shareholder dividends were $9.1 million for the six months ended June 30, 2011. In March and May 2011, the Board of Directors announced regular quarterly dividends of $0.11 per share.

As of June 30, 2011, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of June 30, 2011, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements — Note 5 — Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of June 30, 2011, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility provides for unsecured borrowings of up to $125.0 million and expires on December 19, 2011. Interest accrues at varying spreads relative to corporate or Eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, which totaled 0.9%, at June 30, 2011). The unused portion of the Bank Credit Facility is subject to a variable commitment fee, which was 0.125% on an annual basis at June 30, 2011. During the six months ended June 30, 2011, there was no change in the amount outstanding under the Company’s Bank Credit Facility.

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

Financial Ratings

HMEC’s principal insurance subsidiaries are rated by S&P, Moody’s and A.M. Best Company, Inc. (“A.M. Best”). These rating agencies have also assigned ratings to the Company’s long-term debt securities. The ratings that are assigned by these agencies, which are subject to change, can impact, among other things, the Company’s access to sources of capital, cost of capital, compliance with debt covenants and competitive position.

With the exception of the ratings by A.M. Best, assigned ratings as of July 31, 2011 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In April 2011, A.M. Best upgraded (1) the insurance financial strength rating of the Company’s primary life insurance subsidiary to “A (Excellent)” from “A- (Excellent)” and (2) HMEC’s debt rating to “bbb” from “bbb-”.

Assigned ratings as of July 31, 2011 were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
July 31, 2011
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1)	This agency has not yet rated Horace Mann Lloyds.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business — Property and Casualty Segment — Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the February 28, 2011 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2010-2011 contract period had been revised to $51.2 million from $49.8 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract. Effective June 1, 2011, the new contract with the FHCF, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida, reinsures 90% of hurricane losses in Florida above an estimated retention of $7.5 million up to $26.7 million based on the FHCF’s financial resources. Compared to the 2010-2011 contract period, the reduced maximum coverage is due to the lower risk exposure in Florida as described in “Results of Operations — Insurance Premiums and Contract Charges”.

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

Recent Accounting Changes

Comprehensive Income

In June 2011, the Financial Accounting Standard Board (“FASB”) issued accounting guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements with the Statement of Comprehensive Income following the Statement of Operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and will be applied retrospectively. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Fair Value Measurements

In May 2011, the FASB issued accounting guidance to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. The guidance is largely consistent with existing fair value measurement principles. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Generally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and will be applied prospectively upon adoption. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued accounting guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and provides for either prospective or retrospective application. Management is currently assessing the impact that the adoption of this accounting guidance will have on the results of operations and financial position of the Company.

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

Item 4:    Controls and Procedures

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of June 30, 2011 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 30, 2011, the Company acquired shares of HMEC common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under The Plans or Programs (2)

April 1, 2011 - April 30, 2011	60,126	$16.74	-	-
May 1, 2011 - May 31, 2011	-	-	-	-
June 1, 2011 - June 30, 2011	-	-	-	-
Total	60,126	$16.74	-	-

(1)

In accordance with the terms of the Company’s incentive compensation plans, HMEC received these shares in connection with the conversion of restricted stock units. The shares were received in satisfaction of withholding taxes due on the distribution.

(2)	During the three months ended June 30, 2011 and as of June 30, 2011, the Company does not have an authorized share repurchase program.

Item 5:    Other Information

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended June 30, 2011 which has not been filed with the SEC.

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

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

10.7(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(e)*

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

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC’s Current Report on Form 8-K dated May 25, 2011, filed with the SEC on May 27, 2011.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries.

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

Exhibit No.		Description

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	August 9, 2011	/s/ Peter H. Heckman

Peter H. Heckman
President and Chief Executive Officer

Date	August 9, 2011	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	August 9, 2011	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended June 30, 2011

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011. Management contracts and compensatory plans are indicated by an asterisk (*).

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

10.7*	HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 1 (beginning on page E-1) to HMEC’s Proxy Statement, filed with the SEC on April 9, 2010.

Exhibit No.	Description

10.7(a)*	Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(b)*	Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(c)*	Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(d)*	Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan.

10.7(e)*

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

10.11*	Summary of HMEC Non-Employee Director Compensation, incorporated by reference to Exhibit 10.11 to HMEC’s Current Report on Form 8-K dated May 25, 2011, filed with the SEC on May 27, 2011.

10.12*	Summary of HMEC Named Executive Officer Annualized Salaries.

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

(11)	Statement regarding computation of per share earnings.

(15)	KPMG LLP letter regarding unaudited interim financial information.

(31)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	31.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(32)	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification by Peter H. Heckman, Chief Executive Officer of HMEC.

	32.2	Certification by Dwayne D. Hallman, Chief Financial Officer of HMEC.

(99)	Additional exhibits

	99.1	Glossary of Selected Terms.

Exhibit No.		Description

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase

	101.DEF	XBRL Taxonomy Extension Definition Linkbase

	101.LAB	XBRL Taxonomy Extension Label Linkbase

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

