Form 10-Q
period 2011-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2011-11-09
CIK 850141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 39,930,140 shares of Common Stock, par value $0.001 per share, were outstanding, net of 21,873,322 shares of treasury stock.

HORACE MANN EDUCATORS CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Horace Mann Educators Corporation:

We have reviewed the consolidated balance sheet of Horace Mann Educators Corporation and subsidiaries (the Company) as of September 30, 2011, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of changes in shareholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

Note 1 of the Company’s audited consolidated financial statements as of December 31, 2010, and for the year then ended, discloses that the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (included in FASB ASC Topic 320, Investments-Debt and Equity Securities), as of April 1, 2009. Our auditors’ report on those consolidated financial statements dated February 28, 2011, includes an explanatory paragraph referring to the matter in Note 1 of those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 9, 2011

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments
Fixed maturities, available for sale, at fair value (amortized cost 2011, $4,882,036; 2010, $4,533,233)	$5,307,034	$4,715,537
Equity securities, available for sale, at fair value (cost 2011, $19,906; 2010, $20,765)	23,061	24,056
Short-term and other investments	249,802	334,030

Total investments	5,579,897	5,073,623
Cash	40,757	5,928
Deferred policy acquisition costs	260,589	272,825
Goodwill	47,396	47,396
Other assets	234,994	230,113
Separate Account (variable annuity) assets	1,173,065	1,375,656

Total assets	$7,336,698	$7,005,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Policy liabilities
Fixed annuity contract liabilities	$2,857,966	$2,614,380
Interest-sensitive life contract liabilities	738,206	725,286
Unpaid claims and claim expenses	310,085	315,436
Future policy benefits	207,559	202,341
Unearned premiums	212,484	211,290

Total policy liabilities	4,326,300	4,068,733
Other policyholder funds	102,354	112,739
Other liabilities	441,729	330,727
Short-term debt	38,000	38,000
Long-term debt	199,728	199,679
Separate Account (variable annuity) liabilities	1,173,065	1,375,656

Total liabilities	6,281,176	6,125,534

Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	-	-
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2011, 61,792,029; 2010, 61,469,148	62	61
Additional paid-in capital	372,924	367,448
Retained earnings	847,197	823,579
Accumulated other comprehensive income (loss) net of taxes:
Net unrealized gains and losses on fixed maturities and equity securities	257,164	109,737
Net funded status of pension and other postretirement benefit obligations	(13,155)	(13,155)
Treasury stock, at cost, 2011, 21,873,322 shares; 2010, 21,813,196 shares	(408,670)	(407,663)

Total shareholders’ equity	1,055,522	880,007

Total liabilities and shareholders’ equity	$7,336,698	$7,005,541

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Insurance premiums and contract charges earned	$167,035	$168,062	$500,066	$502,845
Net investment income	71,550	68,290	213,708	203,273
Net realized investment gains	21,121	12,062	32,674	25,305
Other income	1,127	1,616	4,209	5,294

Total revenues	260,833	250,030	750,657	736,717

Benefits, losses and expenses
Benefits, claims and settlement expenses	124,412	124,864	398,822	356,162
Interest credited	39,288	37,076	114,987	108,854
Policy acquisition expenses amortized	27,922	20,189	71,712	66,080
Operating expenses	33,898	36,075	102,556	104,265
Interest expense	3,474	3,496	10,428	10,449

Total benefits, losses and expenses	228,994	221,700	698,505	645,810

Income before income taxes	31,839	28,330	52,152	90,907
Income tax expense	8,711	8,164	14,900	25,157

Net income	$23,128	$20,166	$37,252	$65,750

Net income per share
Basic	$0.58	$0.51	$0.93	$1.67

Diluted	$0.56	$0.49	$0.90	$1.61

Weighted average number of shares and equivalent shares (in thousands)
Basic	39,919	39,411	39,854	39,294
Diluted	41,451	41,115	41,455	40,947

Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	$-	$(4,345)	$-	$(6,196)
Portion of losses recognized in other comprehensive income	-	-	-	459

Net other-than-temporary impairment losses on securities recognized in earnings	-	(4,345)	-	(5,737)
Realized gains	21,121	16,407	32,674	31,042

Total	$21,121	$12,062	$32,674	$25,305

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Comprehensive income
Net income	$23,128	$20,166	$37,252	$65,750
Other comprehensive income, net of taxes:
Change in net unrealized gains and losses on fixed maturities and equity securities	104,267	82,325	147,427	193,338
Change in net funded status of pension and other postretirement benefit obligations	-	-	-	-

Other comprehensive income	104,267	82,325	147,427	193,338

Total	$127,395	$102,491	$184,679	$259,088

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(Dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2011	2010

Common stock, $0.001 par value
Beginning balance	$61	$61
Options exercised, 2011, 136,290 shares; 2010, 51,850 shares	1	-
Conversion of common stock units, 2011, 15,715 shares; 2010, 160,876 shares	-	-
Conversion of restricted stock units, 2011, 170,876 shares; 2010, 46,584 shares	-	-

Ending balance	62	61

Additional paid-in capital
Beginning balance	367,448	358,081
Options exercised and conversion of common stock units and restricted stock units	4,247	3,889
Share-based compensation expense	1,229	1,158

Ending balance	372,924	363,128

Retained earnings
Beginning balance	823,579	758,343
Cumulative effect of adoption of accounting principle, net of taxes	-	(1,338)
Net income	37,252	65,750
Cash dividends, 2011, $0.33 per share; 2010, $0.24 per share	(13,634)	(9,785)

Ending balance	847,197	812,970

Accumulated other comprehensive income (loss), net of taxes
Beginning balance	96,582	10,723
Cumulative effect of adoption of accounting principle, net of taxes	-	1,338
Change in net unrealized gains and losses on fixed maturities and equity securities	147,427	193,338
Change in net funded status of pension and other postretirement benefit obligations	-	-

Ending balance	244,009	205,399

Treasury stock, at cost
Beginning balance, 2011 and 2010, 21,813,196 shares	(407,663)	(407,663)
Acquisition of shares, 2011, 60,126 shares; 2010, 0 shares	(1,007)	-

Ending balance, 2011, 21,873,322 shares; 2010, 21,813,196 shares	(408,670)	(407,663)

Shareholders’ equity at end of period	$1,055,522	$973,895

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows - operating activities
Premiums collected	$498,747	$503,033
Policyholder benefits paid	(425,327)	(364,579)
Policy acquisition and other operating expenses paid	(181,593)	(176,166)
Federal income taxes paid	(4,130)	(20,163)
Investment income collected	203,352	196,582
Interest expense paid	(6,897)	(6,914)
Contribution to defined benefit pension plan trust	(5,774)	(1,307)
Other	(2,328)	(1,622)

Net cash provided by operating activities	76,050	128,864

Cash flows - investing activities
Fixed maturities
Purchases	(1,016,995)	(1,151,950)
Sales	457,411	533,894
Maturities, paydowns, calls and redemptions	285,491	278,820
Net cash provided by short-term and other investments	85,178	133,287

Net cash used in investing activities	(188,915)	(205,949)

Cash flows - financing activities
Dividends paid to shareholders	(13,634)	(9,785)
Exercise of stock options	2,127	854
Annuity contracts, variable and fixed
Deposits	318,872	288,691
Benefits, withdrawals and net transfers to Separate Account (variable annuity) assets	(161,576)	(177,900)
Life policy accounts
Deposits	1,553	1,404
Withdrawals and surrenders	(4,066)	(3,844)
Change in bank overdrafts	4,418	10,891

Net cash provided by financing activities	147,694	110,311

Net increase in cash	34,829	33,226

Cash at beginning of period	5,928	7,848

Cash at end of period	$40,757	$41,074

See accompanying Notes to Consolidated Financial Statements.

See accompanying Report of Independent Registered Public Accounting Firm.

HORACE MANN EDUCATORS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011 and 2010

(Dollars in thousands, except per share data)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements of Horace Mann Educators Corporation (“HMEC”; and together with its subsidiaries, the “Company” or “Horace Mann”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”), specifically Regulation S-X and the instructions to Form 10-Q. Certain information and note disclosures which are normally included in annual financial statements prepared in accordance with GAAP but are not required for interim reporting purposes have been omitted. The Company believes that these consolidated financial statements contain all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the Company’s consolidated financial position as of September 30, 2011, the consolidated results of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010, and the consolidated changes in shareholders’ equity and cash flows for the nine months ended September 30, 2011 and 2010. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (1) the reported amounts of assets and liabilities, (2) disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Not Yet Adopted, Retrospective Application

Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the Financial Accounting Standard Board (“FASB”) issued accounting guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and provides for either prospective or retrospective application. As of the time of this Quarterly Report on Form 10-Q, management continues to assess the impact that the adoption of this accounting guidance will have on the results of operations and financial position of the Company. While management has completed a significant amount of analysis regarding deferrable costs under the new guidance, a considerable amount of work still needs to be completed, especially related to the Annuity and Life segments. As of the time of this Quarterly Report on Form 10-Q, management’s preliminary results indicate an impact on reported shareholders’ equity excluding unrealized investment gains and losses of less than 5%. However, completion of the Company’s final analysis could result in a larger impact on shareholders’ equity. Management currently anticipates electing retrospective application of the new guidance effective January 1, 2012 resulting in a downward adjustment to the deferred policy acquisition costs asset with a corresponding adjustment to beginning retained earnings. On a forward-looking basis, management currently anticipates the net impact of lower expense deferrals and lower amortization on net income to be minimal.

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

	Percent of Total Fair Value		September 30, 2011
	September 30, 2011	December 31, 2010	Fair Value	Amortized Cost

Due in 1 year or less	3.8%	3.3%	$200,883	$184,796
Due after 1 year through 5 years	19.1	20.5	1,011,904	930,869
Due after 5 years through 10 years	32.7	29.5	1,737,247	1,598,125
Due after 10 years through 20 years	22.4	22.7	1,187,932	1,092,800
Due after 20 years	22.0	24.0	1,169,068	1,075,446

Total	100.0%	100.0%	$5,307,034	$4,882,036

The average option-adjusted duration for the Company’s fixed maturity securities was 6.5 years at September 30, 2011 and 6.9 years at December 31, 2010.

Proceeds received from sales of fixed maturities, determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Proceeds received	$246,127	$171,300	$457,411	$533,894
Gross gains realized	19,272	14,544	28,954	31,324
Gross losses realized	(9)	(416)	(92)	(5,491)

Note 2 - Investments-(Continued)

Unrealized Gains and Losses on Fixed Maturities and Equity Securities

The amortized cost or cost, unrealized investment gains and losses, fair values and other-than-temporary impairment (“OTTI”) included in accumulated other comprehensive income (loss) (“AOCI”) of all fixed maturities and equity securities in the portfolio as of September 30, 2011 and December 31, 2010 were as follows:

	Amortized Cost/Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI in AOCI (2)
September 30, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$445,263	$55,346	$10	$500,599	$-
Other	558,144	44,003	15	602,132	-
Municipal bonds	1,155,900	106,002	1,062	1,260,840	-
Foreign government bonds	44,542	4,122	-	48,664	-
Corporate bonds	1,924,036	195,866	23,703	2,096,199	-
Other mortgage-backed securities	754,151	59,526	15,077	798,600	2,094

Totals	$4,882,036	$464,865	$39,867	$5,307,034	$2,094

Equity securities	$19,906	$3,747	$592	$23,061	$-

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations (1)
Mortgage-backed securities	$442,969	$26,255	$1,180	$468,044	$-
Other	512,692	6,227	21,465	497,454	-
Municipal bonds	1,080,324	27,782	19,399	1,088,707	-
Foreign government bonds	42,982	2,554	-	45,536	-
Corporate bonds	1,790,159	152,866	10,437	1,932,588	-
Other mortgage-backed securities	664,107	34,746	15,645	683,208	1,401

Totals	$4,533,233	$250,430	$68,126	$4,715,537	$1,401

Equity securities	$20,765	$3,747	$456	$24,056	$-

(1)

Fair value includes securities issued by Federal National Mortgage Association (“FNMA”) of $548,472 and $431,635; Federal Home Loan Mortgage Corporation (“FHLMC”) of $357,466 and $310,751; and Government National Mortgage Association (“GNMA”) of $40,108 and $45,454 as of September 30, 2011 and December 31, 2010, respectively.

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

Note 2 - Investments-(Continued)

Net unrealized gains and losses are computed as the difference between fair value and amortized cost for fixed maturities or cost for equity securities. The following table reconciles the net unrealized investment gains and losses, net of tax, included in accumulated other comprehensive income (loss), before the impact of deferred policy acquisition costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$163,967	$144,514	$118,498	$24,599
Change in unrealized investment gains and losses	125,937	94,655	178,913	221,980
Reclassification of net realized investment (gains) losses to net income	(13,655)	(7,542)	(21,162)	(14,952)

End of period	$276,249	$231,627	$276,249	$231,627

Net unrealized investment gains (losses) on equity securities, net of tax
Beginning of period	$2,885	$276	$2,139	$(1,189)
Change in unrealized investment gains and losses	(761)	2,421	(12)	3,946
Reclassification of net realized investment (gains) losses to net income	(73)	(11)	(76)	(71)

End of period	$2,051	$2,686	$2,051	$2,686

Credit Losses

The following table summarizes the cumulative amounts related to the Company’s credit loss component of the other-than-temporary impairment losses on fixed maturity securities held as of September 30, 2011 and 2010 that the Company did not intend to sell as of those dates, and it was not more likely than not that the Company would be required to sell the securities before the anticipated recovery of the amortized cost bases, for which the non-credit portions of the other-than-temporary impairment losses were recognized in other comprehensive income:

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

Note 2 - Investments-(Continued)

Fixed Maturities and Equity Securities

At September 30, 2011, the gross unrealized loss in the fixed maturity and equity securities portfolio was $40,459 (300 positions, the fair value of which represented 11.2% of total fixed maturity and equity securities fair value). The following table presents the fair value and gross unrealized losses of fixed maturity securities and equity securities in an unrealized loss position at September 30, 2011 and December 31, 2010. The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2011 -- which was driven largely by spread widening and changes in interest rates from the date of acquisition -- as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Therefore, no impairment of these securities was recorded at September 30, 2011.

	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$60	$-	$1,618	$10	$1,678	$10
Other	2,852	15	-	-	2,852	15
Municipal bonds	38,119	349	35,967	713	74,086	1,062
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	374,350	17,983	23,719	5,720	398,069	23,703
Other mortgage-backed securities	76,118	2,261	38,545	12,816	114,663	15,077

Totals	$491,499	$20,608	$99,849	$19,259	$591,348	$39,867

Equity securities (1)	$-	$-	$5,410	$592	$5,410	$592

December 31, 2010
Fixed maturity securities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$27,111	$1,179	$1,907	$1	$29,018	$1,180
Other	312,750	21,465	-	-	312,750	21,465
Municipal bonds	416,216	14,520	34,825	4,879	451,041	19,399
Foreign government bonds	-	-	-	-	-	-
Corporate bonds	179,339	4,587	45,789	5,850	225,128	10,437
Other mortgage-backed securities	117,602	2,932	68,921	12,713	186,523	15,645

Totals	$1,053,018	$44,683	$151,442	$23,443	$1,204,460	$68,126

Equity securities (1)	$938	$49	$5,822	$407	$6,760	$456

(1)	Includes primarily nonredeemable (perpetual) preferred stocks and also common stocks.

The Company’s investment portfolio includes no free-standing derivative financial instruments (futures, forwards, swaps, option contracts or other financial instruments with similar characteristics).

Note 3 - Fair Value of Financial Instruments

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2011 and December 31, 2010. At September 30, 2011, Level 3 invested assets comprised approximately 1.3% of the Company’s total investment portfolio fair value.

	Carrying	Fair	Fair Value Measurements at Reporting Date Using (1)
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2011
Financial Assets
Investments
Fixed maturities
U.S. government and federally sponsored agency obligations
Mortgage-backed securities	$500,599	$500,599	$-	$500,599	$-
Other	602,132	602,132	73,783	528,349	-
Municipal bonds	1,260,840	1,260,840	-	1,260,840	-
Foreign government bonds	48,664	48,664	-	48,664	-
Corporate bonds	2,096,199	2,096,199	25,957	2,002,732	67,510
Other mortgage-backed securities	798,600	798,600	-	795,909	2,691

Totals	5,307,034	5,307,034	99,740	5,137,093	70,201
Equity securities	23,061	23,061	9,278	13,399	384
Short-term investments	123,167	123,167	120,627	2,540	-
Other investments (2)	126,635	130,641	-	-	-

Total investments	5,579,897	5,583,903	229,645	5,153,032	70,585
Separate Account (variable annuity) assets	1,173,065	1,173,065	-	1,173,065	-
Financial Liabilities
Fixed annuity contract liabilities	2,857,966	2,565,570
Policyholder account balances on interest-sensitive life contracts	79,432	74,750
Other policyholder funds	102,354	102,354
Short-term debt	38,000	38,000
Long-term debt	199,728	215,180

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

Note 3 - Fair Value of Financial Instruments-(Continued)

The Company did not have any transfers between Levels 1 and 2 during the nine months ended September 30, 2011. The following tables present reconciliations for the three and nine months ended September 30, 2011 and 2010 for all Level 3 assets measured at fair value on a recurring basis.

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, July 1, 2011	$49,285	$824	$50,109	$384	$50,493
Transfers in (out) of Level 3 (1)	15,098	1,921	17,019	-	17,019
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	3,388	6	3,394	-	3,394
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(261)	(60)	(321)	-	(321)

Ending balance, September 30, 2011	$67,510	$2,691	$70,201	$384	$70,585

Beginning balance, January 1, 2011	$45,244	$945	$46,189	$396	$46,585
Transfers in (out) of Level 3 (1)	18,762	1,921	20,683	-	20,683
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	4,233	20	4,253	(12)	4,241
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(729)	(195)	(924)	-	(924)

Ending balance, September 30, 2011	$67,510	$2,691	$70,201	$384	$70,585

(1)

Transfers into and out of Level 3 during the periods ended September 30, 2011 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

Note 3 - Fair Value of Financial Instruments-(Continued)

	Corporate Bonds	Other Mortgage- Backed Securities	Total Fixed Maturities	Equity Securities	Total
Financial Assets
Beginning balance, July 1, 2010	$12,917	$7,513	$20,430	$539	$20,969
Transfers in (out) of Level 3 (1)	18,829	24,915	43,744	-	43,744
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	509	223	732	-	732
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(153)	(377)	(530)	-	(530)

Ending balance, September 30, 2010	$32,102	$32,274	$64,376	$539	$64,915

Beginning balance, January 1, 2010	$2,439	$7,860	$10,299	$539	$10,838
Transfers in (out) of Level 3 (1)	28,982	24,525	53,507	-	53,507
Total gains or losses
Net realized gains (losses) included in net income	-	-	-	-	-
Net unrealized gains (losses) included in other comprehensive income	1,004	526	1,530	-	1,530
Purchases	-	-	-	-	-
Issuances	-	-	-	-	-
Sales	-	-	-	-	-
Settlements	-	-	-	-	-
Paydowns and maturities	(323)	(637)	(960)	-	(960)

Ending balance, September 30, 2010	$32,102	$32,274	$64,376	$539	$64,915

(1)

Transfers into and out of Level 3 during the periods ended September 30, 2010 were attributable to changes in the availability of observable market information for individual fixed maturity securities. The Company’s policy is to recognize transfers in and transfers out as of the ending date of the reporting period.

At September 30, 2011 and 2010, there were no realized gains or losses, due to the change in unrealized gains or losses, included in earnings that were attributable to Level 3 assets still held.

Note 4 - Debt

Indebtedness outstanding was as follows:

	September 30,	December 31,
	2011	2010
Short-term debt:
Bank Credit Facility	$38,000	$38,000
Long-term debt:
6.05% Senior Notes, due June 15, 2015. Aggregate principal amount of $75,000 less unaccrued discount of $98 and $118 (6.1% imputed rate)	74,902	74,882
6.85% Senior Notes, due April 15, 2016. Aggregate principal amount of $125,000 less unaccrued discount of $174 and $203 (6.9% imputed rate)	124,826	124,797

Total	$237,728	$237,679

The Bank Credit Facility, 6.05% Senior Notes due 2015 (“Senior Notes due 2015”) and 6.85% Senior Notes due 2016 (“Senior Notes due 2016”) are described in “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Agreement with Financial Institutions (“Bank Credit Facility”)

On May 31, 2005, HMEC entered into a Bank Credit Agreement by and between HMEC, certain financial institutions named therein and Bank of America, N.A., as administrative agent, that was amended and restated effective December 19, 2006 (the “Previous Bank Credit Agreement”). The Previous Bank Credit Agreement, which provided for unsecured borrowings of up to $125,000, was terminated on October 7, 2011 following HMEC’s entry into the Current Bank Credit Facility and repayment of the $38,000 balance outstanding, as described below.

On October 7, 2011, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”) that replaces the Previous Bank Credit Agreement, described above, which was scheduled to expire on December 19, 2011. The Current Bank Credit Facility is by and between HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent, provides for unsecured borrowings of up to $150,000 and expires on October 6, 2015.

On October 7, 2011, there was no change to HMEC’s short-term debt balance. HMEC borrowed $38,000 under the Current Bank Credit Facility and used the proceeds to repay the $38,000 balance outstanding under the Previous Bank Credit Agreement.

Under the Current Bank Credit Facility, interest accrues at varying spreads relative to prime or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (eurodollar base rate plus 1.25%, or 1.63%, as of October 7, 2011). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at October 7, 2011.

The Current Bank Credit Facility contains financial covenants, as defined in the agreement, as follows: (1) debt to capital ratio not to exceed 35%, (2) minimum net worth and (3) insurance subsidiaries’ risk based capital percentages of not less than 300%.

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

Defined Benefit Plan and Supplemental Defined Benefit Plans

The following tables summarize the components of net periodic pension cost recognized for the defined benefit plan and the supplemental defined benefit plans for the three and nine months ended September 30, 2011 and 2010.

	Defined Benefit Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	63	62	188	187
Interest cost	424	470	1,268	1,408
Expected return on plan assets	(610)	(597)	(1,820)	(1,791)
Settlement (gain) loss	1,098	(155)	1,098	619
Amortization of:
Prior service cost	-	-	-	-
Actuarial loss	478	261	1,366	784

Net periodic pension expense	$1,453	$41	$2,100	$1,207

	Supplemental Defined Benefit Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic pension (income) expense:
Service cost:
Benefit accrual	$-	$-	$-	$-
Other expenses	-	-	-	-
Interest cost	201	85	598	631
Expected return on plan assets	-	-	-	-
Settlement loss	-	-	-	-
Amortization of:
Prior service cost	31	31	94	93
Actuarial loss	194	62	523	185

Net periodic pension expense	$426	$178	$1,215	$909

Note 5 - Pension Plans and Other Postretirement Benefits-(Continued)

There is a minimum funding requirement of approximately $900 for the Company’s defined benefit plan in 2011. At the time of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company expected to contribute approximately $5,200 to the defined benefit plan and approximately $1,300 to the supplemental retirement plans in 2011. As of the time of this Quarterly Report on Form 10-Q, the Company expects to contribute $5,926 to the defined benefit pension plan, of which $5,774 was contributed during the nine months ended September 30, 2011. As of the time of this Quarterly Report on Form 10-Q, in 2011 the Company expects to contribute $1,355 to the supplemental retirement plans, of which $1,015 was contributed during the nine months ended September 30, 2011. For the full year, the Company expects amortization of net losses of $1,821 and $698 for the defined benefit plan and the supplemental retirement plans, respectively, and expects amortization of prior service cost of $124 for the supplemental retirement plans to be included in net periodic pension expense to 2011.

Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company also provides certain health care and life insurance benefits to eligible employees. Effective January 1, 2007, the Company eliminated the previous group health insurance benefits for retirees 65 years of age and over, including elimination of pharmacy benefits for Medicare eligible retirees, and established a Health Reimbursement Account (“HRA”) for each eligible participant. Funding of HRA accounts was $153 and $258 for the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the components of the net periodic benefit for postretirement benefits other than pensions for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit:
Service cost	$-	$-	$-	$-
Interest cost	32	43	91	128
Amortization of prior service cost	-	-	-	-
Amortization of prior gains	(101)	(130)	(376)	(390)

Net periodic benefit	$(69)	$(87)	$(285)	$(262)

Consistent with disclosure in “Notes to Consolidated Financial Statements -- Note 9 -- Pension Plans and Other Postretirement Benefits” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, for the full year the Company expects to contribute approximately $600 to the postretirement benefit plans other than pensions in 2011, of which $343 was contributed during the nine months ended September 30, 2011. In addition, the Company expects amortization of prior gains of $501 to be included in the net periodic benefit for the year ended December 31, 2011.

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

		Ceded to	Assumed
	Gross	Other	from Other	Net
	Amount	Companies	Companies	Amount
Three months ended September 30, 2011
Premiums written and contract deposits	$305,476	$7,484	$918	$298,910
Premiums and contract charges earned	173,537	7,480	978	167,035
Benefits, claims and settlement expenses	127,524	4,278	1,166	124,412

Three months ended September 30, 2010
Premiums written and contract deposits	$296,544	$8,200	$972	$289,316
Premiums and contract charges earned	175,228	8,211	1,045	168,062
Benefits, claims and settlement expenses	124,524	768	1,108	124,864

Nine months ended September 30, 2011
Premiums written and contract deposits	$823,557	$23,698	$2,477	$802,336
Premiums and contract charges earned	522,207	24,702	2,561	500,066
Benefits, claims and settlement expenses	413,909	17,478	2,391	398,822

Nine months ended September 30, 2010
Premiums written and contract deposits	$804,713	$25,424	$3,499	$782,788
Premiums and contract charges earned	525,729	26,399	3,515	502,845
Benefits, claims and settlement expenses	359,405	6,319	3,076	356,162

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Insurance premiums and contract charges earned
Property and casualty	$136,636	$139,326	$410,456	$415,825
Annuity	4,936	4,160	14,443	12,986
Life	25,463	24,576	75,167	74,034

Total	$167,035	$168,062	$500,066	$502,845

Net investment income
Property and casualty	$8,927	$9,178	$27,402	$27,093
Annuity	45,582	42,150	135,029	125,197
Life	17,294	17,213	52,040	51,757
Corporate and other	(1)	7	(2)	5
Intersegment eliminations	(252)	(258)	(761)	(779)

Total	$71,550	$68,290	$213,708	$203,273

Net income (loss)
Property and casualty	$1,735	$1,430	$(11,598)	$20,969
Annuity	4,355	8,547	20,517	22,690
Life	3,555	5,678	13,464	15,766
Corporate and other	13,483	4,511	14,869	6,325

Total	$23,128	$20,166	$37,252	$65,750

	September 30,	December 31,
	2011	2010
Assets
Property and casualty	$993,212	$954,201
Annuity	4,766,353	4,556,317
Life	1,485,860	1,393,169
Corporate and other	120,431	130,191
Intersegment eliminations	(29,158)	(28,337)

Total	$7,336,698	$7,005,541

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

For the three months ended September 30, 2011, the Company reported net income of $23.2 million, which represented an increase of $3.1 million, or 15%, compared to the prior year. After-tax net realized investment gains increased by $6.0 million between periods. Annuity segment net income decreased $4.2 million, or 49%, compared to the third quarter of 2010, primarily due to the negative impact on the current quarter from the evaluation of deferred policy acquisition costs which was largely driven by the change in financial market performance, partially offset by improvements in the interest margin. Life segment net income decreased $2.0 million, or 36%, compared to a year earlier, primarily due to higher mortality costs. For the property and casualty segment, net income increased $0.2 million, or 13%, compared to a year earlier, due to improvements in property non-catastrophe loss experience including a reduction in sinkhole claims, which were partially offset by an increase in the automobile current accident year loss ratio and a smaller benefit in the current period from favorable prior years’ reserve development. While only somewhat greater than the third quarter 2010 level, catastrophe losses had a negative impact on the comparison to prior year.

For the nine months ended September 30, 2011, the Company’s net income of $37.3 million represented a decrease of $28.4 million, or 43%, compared to the prior year primarily due to the increase in property and casualty catastrophe losses. After-tax net realized investment gains increased by $4.8 million between periods. For the property and casualty segment, the net loss of $11.6 million reflected a decrease of $32.6 million, compared to net income for the first nine months of 2010, primarily due to the increase in catastrophe costs but also reflecting a smaller benefit in the current period from favorable prior years’ reserve development. Catastrophe costs increased $26.5 million after tax compared to the prior year. Favorable prior years’ property and casualty reserve development was $5.8 million after tax lower than the same period a year ago. For the nine months, current period incurred sinkhole claims in Florida were less than the prior year by approximately $6 million after tax. Excluding catastrophe losses, compared to a year earlier current accident year results for the property line improved while automobile current accident year losses increased. Including all factors, the property and casualty combined ratio was 111.4% for the first nine months of 2011 compared to 100.8% for the same period in 2010. Annuity segment net income decreased $2.2 million, or 10%, compared to the first nine months of 2010, reflecting the negative impacts from the evaluation of deferred policy acquisition costs and a non-recurring tax benefit recorded in the prior year, partially offset by improvements in the interest margin. Compared to the first nine months of 2010, life segment net income decreased $2.2 million, or 14%, including higher mortality costs in the current period.

Premiums written and contract deposits increased 3% and 2% compared to the third quarter and first nine months of 2010, respectively, driven by the increase in annuity deposit receipts. Building on increased levels of receipts in 2010, annuity deposits received increased 10% compared to the first nine months of 2010, driven by a 29% increase in single deposit and rollover receipts in the current year. Property and casualty segment premiums written decreased 2% compared to the prior year-to-date, with approximately 1 percentage point of the decrease related to the Company’s Florida homeowners non-renewal program. Total new automobile sales units and true new auto sales units for the current period were 6% and 7% less, respectively, than in the first nine months of 2010. The premium impact from increases in average premium per policy for both homeowners and automobile in the current year was more than offset by the reduced level of automobile and homeowners policies in force. Life segment insurance premiums and contract deposits decreased 1% compared to the first nine months of the prior year.

The Company’s book value per share was $26.44 at September 30, 2011, an increase of 7% compared to 12 months earlier, reflecting net income for the trailing 12 months and the improvement in unrealized investment gains and losses due to lower yields on U.S. Treasury securities somewhat offset by widening spreads, the combination of which caused an increase in values for the Company’s holdings of U.S. government and agency securities, municipal bonds and agency mortgage-backed securities. In addition, the Company has reduced the holdings in its commercial mortgage-backed securities portfolio compared to a year ago.

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

The Company analyzes price and market valuations received to verify reasonableness, to understand the key assumptions used and their sources, to conclude the prices obtained are appropriate, and to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Based on this evaluation and investment class analysis, each security is classified into Level 1, 2 or 3. The Company has in place certain control processes to determine the reasonableness of the financial asset fair values. These processes are designed to ensure the values received are accurately recorded and that the data inputs and valuation techniques utilized are appropriate, consistently applied, and that the assumptions are reasonable and consistent with the objective of determining fair value. For example, on a continuing basis, the Company assesses the reasonableness of individual security values received from pricing sources that vary from certain thresholds. Historically, the control processes have not resulted in adjustments to the valuations provided by pricing sources. The Company’s fixed maturity securities portfolio is primarily publicly traded, which allows for a high percentage of the portfolio to be priced through pricing services. Approximately 91% of the portfolio, based on fair value, was priced through pricing services or index priced as of September 30, 2011. The remainder of the portfolio was priced by broker-dealers or pricing models. When non-binding broker-dealer quotes could be corroborated by comparison to other vendor quotes, pricing models or analysis, the securities were generally classified as Level 2. There were no significant changes to the valuation process during the first nine months of 2011.

Fair values of equity securities have been determined by the Company from observable market quotations, when available. When a public quotation is not available, equity securities are valued by using non-binding broker quotes or through the use of pricing models or analysis that is based on market information regarding interest rates, credit spreads and liquidity. The underlying source data for calculating the matrix of credit spreads relative to the U.S. Treasury curve are nationally recognized indices. These inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities. There were no significant changes to the valuation process in the first nine months of 2011.

At September 30, 2011, Level 3 invested assets comprised approximately 1.3% of the Company’s total investment portfolio fair value. Invested assets are classified as Level 3 when fair value is determined based on unobservable inputs that are supported by little or no market activity and those inputs are significant to the fair value. For additional detail, see “Notes to Consolidated Financial Statements -- Note 3 -- Fair Value of Financial Instruments”.

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

Subsequent goodwill assessments could result in impairment due to the impact of a volatile financial market on earnings, discount rate assumptions, liquidity and market capitalization. Management believes the Company’s continued depressed market capitalization is largely the result of current global financial market conditions and is similar to companies within the annuity and life insurance sector. There were no events or material changes in circumstances during the nine months ended September 30, 2011 that indicated that a material change in the fair value of the Company’s reporting units had occurred.

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

The most significant assumptions that are involved in the estimation of annuity gross profits include interest rate spreads, future financial market performance, business surrender/lapse rates, expenses and the impact of realized investment gains and losses. For the variable deposit portion of the annuity segment, the Company amortizes policy acquisition costs utilizing a future financial market performance assumption of a 10% reversion to the mean approach with a 200 basis point corridor around the mean during the reversion period, representing a cap and a floor on the Company’s long-term assumption. The Company’s practice with regard to returns on Separate Accounts assumes that long-term appreciation in the financial market is not changed by short-term market fluctuations, but is only changed when sustained interim deviations are experienced. The Company monitors these fluctuations and only changes the assumption when its long-term expectation changes. The effect of an increase/(decrease) by 100 basis points in the assumed future rate of return is reasonably likely to result in a decrease/(increase) in the deferred policy acquisition costs amortization expense of approximately $1 million. At September 30, 2011, the ratio of capitalized annuity policy acquisition costs to the total annuity accumulated cash value was approximately 4%.

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

Based on the Company’s products and coverages, historical experience, and modeling of various actuarial methodologies used to develop reserve estimates, the Company estimates that the potential variability of the property and casualty loss reserves within a reasonable probability of other possible outcomes may be approximately plus or minus 6%, which equates to plus or minus approximately $11 million of net income based on net reserves as of September 30, 2011. Although this evaluation reflects the most likely outcomes, it is possible the final outcome may fall below or above these estimates.

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

The Company’s liabilities for unpaid claims and claim expenses for the property and casualty segment were as follows:

	September 30, 2011			December 31, 2010
	Case Reserves	IBNR Reserves	Total (1)	Case Reserves	IBNR Reserves	Total (1)

Automobile liability	$67.9	$125.1	$193.0	$71.4	$129.0	$200.4
Automobile other	3.6	1.4	5.0	5.4	2.1	7.5
Homeowners	11.2	67.3	78.5	9.2	62.5	71.7
All other	1.6	17.2	18.8	4.0	18.0	22.0

Total	$84.3	$211.0	$295.3	$90.0	$211.6	$301.6

(1)	These amounts are gross, before reduction for ceded reinsurance reserves.

The facts and circumstances leading to the Company’s reestimate of reserves relate to revisions of the development factors used to predict how losses are likely to develop from the end of a reporting period until all claims have been paid. Reestimates occur because actual loss amounts are different than those predicted by the estimated development factors used in prior reserve estimates. At September 30, 2011, the impact of a reserve reestimation resulting in a 1% increase in net reserves would be a decrease of approximately $2 million in net income. A reserve reestimation resulting in a 1% decrease in net reserves would increase net income by approximately $2 million.

Favorable prior years’ reserve reestimates increased net income for the nine months ended September 30, 2011 by approximately $3.7 million, primarily the result of favorable frequency and severity trends in voluntary automobile losses for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior. The lower than expected claims emergence and resultant lower expected loss ratios caused the Company to lower its reserve estimate at September 30, 2011.

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

Results of Operations

Insurance Premiums and Contract Charges

Insurance Premiums Written and Contract Deposits

(Includes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2011	2010	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$409.9	$419.0	-2.2%	$(9.1)
Involuntary and other property & casualty	2.3	3.1	-25.8%	(0.8)

Total property & casualty	412.2	422.1	-2.3%	(9.9)
Annuity deposits	318.9	288.7	10.5%	30.2
Life	71.2	72.0	-1.1%	(0.8)

Total	$802.3	$782.8	2.5%	$19.5

Insurance Premiums and Contract Charges Earned

(Excludes annuity and life contract deposits)

	Nine Months Ended September 30,		Change From Prior Year
	2011	2010	Percent	Amount
Property & casualty
Automobile and property (voluntary)	$409.1	$413.7	-1.1%	$(4.6)
Involuntary and other property & casualty	1.4	2.1	-33.3%	(0.7)

Total property & casualty	410.5	415.8	-1.3%	(5.3)
Annuity	14.4	13.0	10.8%	1.4
Life	75.2	74.0	1.6%	1.2

Total	$500.1	$502.8	-0.5%	$(2.7)

For the three and nine months ended September 30, 2011, the Company’s premiums written and contract deposits increased $9.6 million, or 3.3%, and $19.5 million, or 2.5%, respectively, compared to the same periods in the prior year, both driven by the increase in annuity single premium and rollover deposit receipts. The Company’s premiums and contract charges earned decreased $0.9 million, or 0.5%, and $2.7 million, or 0.5%, compared to the three and nine months ended September 30, 2010, respectively, primarily reflecting growth in annuity contract charges earned and the increasing favorable impact on earned premium of the automobile and property rate actions taken in 2010 which were more than offset by a reduced level of property and casualty policies in force in the current periods. Voluntary property and casualty business represents policies sold through the Company’s marketing organization and issued under the Company’s underwriting guidelines. Involuntary property and casualty business consists of allocations of business from state mandatory insurance facilities and assigned risk business.

Total voluntary automobile and homeowners premium written decreased 2.2%, or $9.1 million, in the first nine months of 2011, with approximately 1 percentage point of the decrease related to the Company’s Florida homeowners non-renewal program which is described below. Automobile and homeowners average written premium per policy each increased compared to the prior year, with the impact more than offset by a reduced level of policies in force in the current period. For the Company’s automobile and homeowners business, rate changes effective during the first nine months of 2011 averaged 2% and 9%, respectively, compared to 7% and 10%, respectively, during the same period in 2010. At September 30, 2011, there were 489,000 voluntary automobile and 240,000 homeowners policies in force, for a total of 729,000 policies, compared to a total of 760,000 policies at December 31, 2010 and 772,000 policies at September 30, 2010. Management believes that the Company’s rate and risk mitigation actions have had a negative impact, in some locations, on its policy retention rates and its sales levels.

Based on policies in force, the voluntary automobile 6-month retention rate for new and renewal policies was 90.7% at September 30, 2011 compared to 91.4% at September 30, 2010. The property 12-month new and renewal policy retention rate was 85.2% at September 30, 2011 compared to 88.0% at September 30, 2010, with the change including the impact of the Company’s risk mitigation actions described below.

Voluntary automobile premium written decreased 3.1% ($8.6 million) compared to the first nine months of 2010. In the first nine months of 2011, the average written and earned premium per policy each increased 3%, more than offset by the decline in policies in force. Voluntary automobile policies in force at September 30, 2011 decreased 19,000 compared to December 31, 2010 and 27,000 compared to September 30, 2010. Both educator and non-educator policies decreased in each of these comparisons. The number of educator policies represented approximately 82% and 81% of the voluntary automobile policies in force at September 30, 2011 and 2010, respectively.

Voluntary homeowners premium written decreased 0.4% ($0.5 million) compared to the first nine months of 2010, net of catastrophe reinsurance premiums ceded that were less than the prior year. The average written and earned premium per policy increased 5% and 6%, respectively, in the first nine months of 2011 compared to a year earlier. Homeowners policies in force at September 30, 2011 decreased 12,000 compared to December 31, 2010 and 16,000 compared to September 30, 2010. The number of educator policies represented approximately 77% and 76% of the homeowners policies in force at September 30, 2011 and 2010, respectively. Growth in the number of educator policies that had been consistent sequentially for several years was offset somewhat beginning in the third quarter of 2010 by expected reductions due to the Company’s risk mitigation programs, including actions in catastrophe-prone coastal areas, involving policies of both educators and non-educators. The Company continues to evaluate and implement actions to further mitigate its risk exposure in hurricane-prone areas, as well as other areas of the country. Such actions could include, but are not limited to, non-renewal of homeowners policies, restricted agent geographic placement, limitations on agent new business sales, further tightening of underwriting standards and increased utilization of third-party vendor products.

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

By mid-August 2011, the non-renewal program had been completed, including approximately 3,600 policies terminated at the customers’ request -- a favorable result that progressed ahead of management’s expected timing. In total, the Company’s September 30, 2011 policy count for Florida homeowners business of less than 6,000 decreased by approximately 11,000 compared to December 31, 2009. Throughout the non-renewal program period, the Company’s agents worked closely with customers to find coverage with third-party companies that underwrite property risks in Florida. While this program likely will continue to impact the overall policy in force count and premiums in the short-term, it is expected to reduce risk exposure concentration, reduce overall catastrophe reinsurance costs and improve homeowners underwriting results.

For the nine months ended September 30, 2011, total annuity deposits received increased 10.5% driven by the 28.7% increase in single premium and rollover deposit receipts, which more than offset the 6.9% decrease in scheduled annuity deposit receipts. In the first nine months of 2011, new deposits to variable accounts decreased 1.0%, or $0.8 million, and new deposits to fixed accounts increased 15.0%, or $31.0 million, compared to the prior year. In addition to external contractholder deposits, annuity new deposits include contributions and transfers by the Company’s employees in the Company’s 401(k) group annuity contract.

Total annuity accumulated cash value of $4.1 billion at September 30, 2011 increased 5.2% compared to a year earlier, as the increase from new deposits received and favorable retention more than offset unfavorable financial market performance over the 12 months. Cash value retentions for variable and fixed annuity options were 92.5% and 94.7%, respectively, for the 12 month period ended September 30, 2011. At September 30, 2011, the number of annuity contracts outstanding of 182,000 increased 1.1%, or 2,000 contracts, compared to December 31, 2010 and increased 2.2%, or 4,000 contracts, compared to September 30, 2010.

Variable annuity accumulated balances at September 30, 2011 reflected a decrease of 7.5% compared to September 30, 2010, including the unfavorable impact of financial market performance over the 12 months, particularly the performance in the third quarter of 2011. Annuity segment contract charges earned increased 10.8%, or $1.4 million, compared to the first nine months of 2010, primarily reflecting the growth in average variable annuity account values.

Life segment premiums and contract deposits decreased $0.8 million, or 1.1%, compared to the first nine months of 2010. The ordinary life insurance in force lapse ratio was 4.8% for the 12 months ended September 30, 2011 compared to 5.0% for the 12 months ended September 30, 2010.

Sales

For the Company, as well as other personal lines property and casualty companies, new business levels have been adversely impacted by the economy and the overall lower level of automobile and home sales compared to a few years ago. For the first nine months of 2011, total new automobile sales units were 5.6% less than the same period in the prior year, while true new automobile sales were 6.6% less than in the prior year. In the third quarter of 2011, true new auto sales units increased 7.1% compared to a year earlier, although total new auto sales units were comparable to the prior year. New homeowners sales units decreased 10.1% compared to the first nine months of 2010. Management believes that automobile and homeowners sales levels also have been negatively impacted by the Company’s rate actions.

In addition, the year-to-date sales decreases in both lines of business were exacerbated by the Company’s underwriting actions in Florida which were initiated in 2010.

Driven by increases in single premium and rollover deposits, total annuity sales increased 22.3% for the nine months ended September 30, 2011. Single premium and rollover deposits for Horace Mann annuity products increased 28.7% compared to the same period in 2010. In addition, the Company’s new scheduled deposit business (measured on an annualized basis at the time of sale, compared to the reporting of new contract deposits which are recorded when cash is received) increased 21.1% compared to the first nine months of 2010, including growth of 23.6% for the three months ended September 30, 2011. In the first nine months of 2011, sales of third-party vendor annuity products, a relatively minor component of total annuity sales, decreased 23.5% compared to the first nine months of 2010. Sales of Horace Mann products by the Independent Agent distribution channel, included in the information above, increased 31.7% compared to the prior year, a comparison also impacted by current period growth in single premium and rollover deposits. The Company’s annuity sales levels in recent years have been impacted both positively and negatively as K-12 educators respond to uncertainties regarding employment prospects during the economic recession. In situations where educator retirements increase, opportunities arise for single premium and rollover deposit business. For employed educators, uncertainty about their futures creates challenges for new sales of scheduled deposit business.

New sales of life insurance products have been adversely impacted by current economic conditions industry wide. The Company’s introduction of new educator-focused portfolios of term and whole life products in the third quarters of 2009, 2010 and 2011 have helped to moderate the impact on the sales of proprietary life products. The current year-to-date increase in total life sales of 6.5% included a 7.1% increase in sales of third-party vendor products and a 5.8% increase in sales of proprietary life products.

Combining all lines of business, the Company’s total new business sales increased 15.5% compared to the first nine months of 2010. Total sales for Horace Mann’s Exclusive Agencies and Employee Agents for the first nine months of 2011 increased 12.1% compared to the prior year.

Distribution System

At September 30, 2011, there was a combined total of 735 Exclusive Agencies and Employee Agents, compared to 741 at December 31, 2010 and 701 at September 30, 2010. At September 30, 2011, there were 519 Horace Mann Exclusive Agencies -- more than half of which were formed by new appointments -- increasing 132 compared to September 30, 2010. The Company’s Exclusive Agent opportunity was launched on January 1, 2009. At September 30, 2011, in addition to the Exclusive Agencies, there were 216 Employee Agents. See additional description in “Business -- Corporate Strategy and Marketing -- Dedicated Agency Force” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

As mentioned above, the Company utilizes a nationwide network of Independent Agents who comprise a supplemental distribution channel for the Company’s 403(b) tax-qualified annuity products. The Independent Agent distribution channel included 950 authorized agents at September 30, 2011. During the first nine months of 2011, this channel generated $57.2 million in annualized new annuity sales for the Company compared to $43.4 million for the first nine months of 2010, primarily reflecting increases in single and rollover deposit business.

Net Investment Income

For the three months ended September 30, 2011, pretax investment income of $71.5 million increased 4.7%, or $3.2 million, (4.3%, or $2.0 million, after tax) compared to the prior year. Pretax investment income of $213.7 million for the nine months ended September 30, 2011 increased 5.1%, or $10.4 million, (4.8%, or $6.6 million, after tax) compared to the prior year. The increase primarily reflected growth in the size of the average investment portfolio on an amortized cost basis. Average invested assets increased 8.0% over the 12 months ended September 30, 2011. The average pretax yield on the investment portfolio was 5.68% (3.84% after tax) for the first nine months of 2011, compared to a pretax yield of 5.83% (3.95% after tax) a year earlier.

Net Realized Investment Gains and Losses

For the three months ended September 30, 2011, net realized investment gains (pretax) were $21.2 million compared to net realized investment gains of $12.1 million in the same period in the prior year. For the nine months, net realized investment gains (pretax) were $32.7 million in 2011 compared to net realized investment gains of $25.3 million in the prior year. The net gains and losses in all periods were realized from ongoing investment portfolio management activity and, when determined, the recording of impairment write-down charges.

For the nine months ended September 30, 2011, the Company’s net realized investment gains of $32.7 million included $33.3 million of gross gains realized on security sales and calls partially offset by $0.6 million of realized losses on securities that were disposed of during the nine months. There were no other-than-temporary impairment write-downs on securities in the current period. Gains realized on security disposals during the first nine months of 2011 included $0.3 million related to securities on which the Company had previously recognized other-than-temporary impairment write-downs.

For the nine months ended September 30, 2010, pretax net realized investment gains of $25.3 million included $5.7 million of credit-related impairment write-downs and $5.5 million of gross losses on securities that were disposed of during the period, which were more than offset by $36.5 million of gross realized gains on other security disposals.

The Company, from time to time, sells securities subsequent to the balance sheet date that were considered temporarily impaired at the balance sheet date. Such sales are generally due to events occurring subsequent to the balance sheet date that result in a change in the Company’s intent to sell an invested asset.

Fixed Maturity Securities and Equity Securities Portfolios

The table below presents the Company’s fixed maturity securities and equity securities portfolios as of September 30, 2011 by major asset class, including the ten largest sectors of the Company’s corporate bond holdings (based on fair value) and the sectors of the equity securities holdings. Compared to December 31, 2010, yields on U.S. Treasury securities decreased significantly while credit spreads widened notably across virtually all asset classes, with the Company’s municipal bond portfolio showing the most significant improvement in net unrealized gains.

Fixed Maturity Securities	Number of Issuers	Fair Value	Amortized Cost or Cost	Pretax Unrealized Gain
Corporate bonds
Banking and Finance	59	$385.9	$374.8	$11.1
Utilities	45	268.0	230.4	37.6
Energy	50	230.9	208.4	22.5
Insurance	25	136.4	120.1	16.3
Health Care	31	97.4	86.9	10.5
Metal and Mining	15	95.7	91.2	4.5
Broadcasting and Media	18	91.4	82.9	8.5
Transportation	20	84.3	79.7	4.6
Natural Gas	15	83.5	74.6	8.9
Telecommunications	22	77.2	70.0	7.2
All Other Corporates (1)	171	545.5	504.9	40.6

Total corporate bonds	471	2,096.2	1,923.9	172.3
Mortgage-backed securities
U.S. government and federally sponsored agencies	334	500.6	445.3	55.3
Commercial	93	332.2	306.8	25.4
Other	14	14.3	13.6	0.7
Municipal bonds	386	1,260.8	1,155.9	104.9
Government bonds
U.S.	8	602.1	558.1	44.0
Foreign	7	48.7	44.6	4.1
Collateralized debt obligations (2)	25	40.0	38.1	1.9
Asset-backed securities	99	412.1	395.7	16.4

Total fixed maturity securities	1,437	$5,307.0	$4,882.0	$425.0

Equity Securities
Non-redeemable preferred stocks
Banking and Finance	5	$8.7	$7.3	$1.4
Real Estate	2	5.7	4.9	0.8
Utilities	3	5.2	4.9	0.3
Insurance	3	2.8	2.7	0.1
U.S. federally sponsored agencies	2	0.2	*	0.2
Common stocks
Technology	1	0.4	-	0.4
Cable and other	4	0.1	0.1	*

Total equity securities	20	$23.1	$19.9	$3.2

Total	1,457	$5,330.1	$4,901.9	$428.2

*	Less than $0.1 million.
(1)

The All Other Corporates category contains 19 additional industry classifications. Real estate, technology, retail, consumer products, miscellaneous and automobiles represented $326.3 million of fair value at September 30, 2011, with the remaining 13 classifications each representing less than $43 million.

(2)

Based on fair value, 80.2% of the collateralized debt obligation securities were rated investment grade by Standard and Poor’s Corporation (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”) at September 30, 2011.

At September 30, 2011, the Company’s diversified fixed maturity securities portfolio consisted of 1,698 investment positions, issued by 1,437 entities, and totaled approximately $5.3 billion in fair value. This portfolio was 95.1% investment grade, based on fair value, with an average quality rating of A+. The Company’s investment guidelines generally limit single corporate issuer concentrations to 0.5% of invested assets for “AA” or “AAA” rated securities, 0.35% of invested assets for “A” or “BBB” rated securities, and 0.2% of invested assets for non-investment grade securities.

The following table presents the composition and value of the Company’s fixed maturity securities and equity securities portfolios by rating category. At September 30, 2011, 95.0% of these combined portfolios were investment grade, with an overall average quality rating of A+. The Company has classified the entire fixed maturity securities and equity securities portfolios as available for sale, which are carried at fair value.

Rating of Fixed Maturity Securities and Equity Securities(1)

(Dollars in millions)

	Percent of Portfolio Fair Value		September 30, 2011
	December 31, 2010	September 30, 2011	Fair Value	Amortized Cost or Cost
Fixed maturity securities
AAA (2)	28.2%	5.1%	$271.2	$252.0
AA (2)	17.9	39.8	2,115.5	1,917.2
A	23.2	24.5	1,298.5	1,176.3
BBB	25.4	25.7	1,362.0	1,263.3
BB	2.9	2.6	140.5	151.3
B	2.3	2.0	104.5	106.4
CCC or lower	0.1	0.3	14.7	15.4
Not rated (3)	-	-	0.1	0.1

Total fixed maturity securities	100.0%	100.0%	$5,307.0	$4,882.0

Equity securities
AAA	-	-	-	-
AA	-	-	-	-
A	17.0%	17.3%	$4.0	$4.5
BBB	55.6	50.6	11.7	10.5
BB	24.9	29.0	6.7	4.8
B	-	-	-	-
CCC or lower	0.4	0.9	0.2	*
Not rated (4)	2.1	2.2	0.5	0.1

Total equity securities	100.0%	100.0%	$23.1	$19.9

Total			$5,330.1	$4,901.9

*	Less than $0.1 million.
(1)

Ratings are as assigned primarily by S&P when available, with remaining ratings as assigned on an equivalent basis by Moody’s. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.

(continued on next page)

(continued)

(2)

During the three months ended September 30, 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. At September 30, 2011, the AA rated fair value amount included $602.1 million of U.S. government securities and $476.3 million of securities issued by U.S. government and federally sponsored agencies. At December 31, 2010, the AAA rated fair value amount included $497.5 million of U.S. government securities and $468.0 million of securities issued by U.S. government and federally sponsored agencies.

(3)	Included in this category is $0.1 million fair value of private placement securities not rated by either S&P or Moody’s.
(4)	This category represents common stocks that are not rated by either S&P or Moody’s.

At September 30, 2011, the Company had $332.2 million fair value in commercial mortgage-backed securities (“CMBS”), primarily in the annuity and life portfolios, with gross unrealized losses of $12.9 million and a net unrealized gain of $25.4 million. Compared to the net unrealized loss at September 30, 2010, market valuation of the CMBS portfolio improved significantly, resulting in an overall fair value to amortized cost ratio of 108.3% at September 30, 2011, compared to 96.2% at September 30, 2010. As a result of risk reduction actions during 2010, and to a lesser extent in the first nine months of 2011, the Company reduced its holdings of conduit/fusion CMBS securities by $120 million of amortized cost, or 64%, compared to December 31, 2009. The CMBS disposals over the last 21 months resulted in a net realized gain of $1.3 million for the nine months ended September 30, 2011 and a net realized loss of $18.6 million for the year ended December 31, 2010. CMBS spreads widened notably in the three month period ended September 30, 2011. The concern over current economic weakness and its impact on commercial real estate values and rising commercial mortgage loan delinquencies has resulted in downward price pressure for certain CMBS securities. At September 30, 2011, the Company’s CMBS portfolio was 93% investment grade, with an overall credit rating of A+, and well diversified by property type, geography and sponsor.

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

The table below presents rating, vintage year and property type information for the Company’s CMBS portfolio.

	September 30, 2011			December 31, 2010
	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)	Number of Positions	Fair Value	Pretax Unrealized Gain (Loss)
Rating
AAA (1)	7	$28.7	$2.6	35	$93.1	$5.6
AA (1)	54	183.1	29.5	30	79.8	2.0
A	15	80.6	4.4	20	64.3	0.4
BBB	10	17.5	(2.3)	8	19.2	(1.3)
BB and below	7	22.3	(8.8)	8	25.6	(7.3)

Total	93	$332.2	$25.4	101	$282.0	$(0.6)

Vintage
2003 and prior	5	$10.6	$0.7	8	$12.8	$0.1
2004	8	14.2	(0.1)	10	15.3	(0.1)
2005	15	52.2	(10.8)	17	56.3	(9.5)
2006	17	40.0	4.3	20	38.7	2.4
2007	16	53.1	7.9	19	51.9	3.1
2008	11	36.9	7.3	12	32.3	2.1
2009	7	47.2	10.1	7	38.6	2.3
2010	8	42.4	3.9	8	36.1	(1.0)
2011	6	35.6	2.1	-	-	-

Total	93	$332.2	$25.4	101	$282.0	$(0.6)

Property type
Military housing	28	$116.6	$15.0	26	$86.1	$0.2
GNMA project loans	28	96.7	18.0	26	66.2	3.0
Conduit/Fusion	26	56.0	(10.7)	37	81.6	(5.3)
Cell tower	3	19.3	1.4	5	20.1	0.9
Timber	5	18.3	1.0	4	8.3	0.6
Single borrower	2	12.9	0.2	2	7.7	*
Credit tenant lease	1	12.4	0.5	1	12.0	*

Total	93	$332.2	$25.4	101	$282.0	$(0.6)

*	Less than $0.1 million.
(1)

During the three months ended September 30, 2011, S&P and Moody’s concluded on their respective evaluations of ratings for debt issued by the U.S. government. On August 2, 2011, Moody’s affirmed its Aaa rating, with an outlook of negative. On August 5, 2011, S&P reduced its AAA long-term rating one notch to AA+, with an outlook of negative. GNMA project loans are issued by agencies sponsored by the U.S. government and their ratings were affected by the S&P U.S. long-term debt ratings downgrade. At September 30, 2011, the AA rated fair value amount included $96.7 million of GNMA project loans. At December 31, 2010, the AAA rated fair value amount included $66.2 million of GNMA project loans.

At September 30, 2011, the Company had $394.6 million fair value in financial institution bonds and preferred stocks with a net unrealized gain of $12.5 million. The Company’s holdings in this sector are primarily large, well recognized institutions, which were broadly supported by government intervention and credit enhancement programs during the 2008 credit crisis.

At September 30, 2011, the Company had $1,260.8 million fair value invested in municipal bonds with a net unrealized gain of $104.9 million. Of the geographically diversified municipal bond holdings, approximately 53% are tax-exempt and 76% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of these securities was AA-, with approximately 33% of the value insured at September 30, 2011. This represents approximately 7% of the Company’s total investment portfolio that is guaranteed by the mono-line credit insurers. When selecting securities, the Company focuses primarily on the quality of the underlying security and does not place significant reliance on the additional insurance benefit. Excluding the effect of insurance, the credit quality of the underlying municipal bond portfolio also was AA- at September 30, 2011.

At September 30, 2011, the fixed maturity securities and equity securities portfolios had a combined $40.5 million pretax of gross unrealized losses on $596.8 million fair value related to 300 positions. Of this amount, pretax gross unrealized losses of $20.2 million were on $477.4 million fair value for 248 positions that had been in a continuous unrealized loss position for 9 months or less.

Of the investment positions (fixed maturity securities and equity securities) with unrealized losses, 18 were trading below 80% of book value at September 30, 2011 and were not considered other-than-temporarily impaired. These positions included structured securities and corporate securities. The 18 securities with fair values below 80% of book value at September 30, 2011 had fair value of $33.2 million, representing 0.6% of the Company’s total investment portfolio at fair value, and had a gross unrealized loss of $16.3 million.

While the U.S. Treasury yield curve moved significantly lower in the first nine months of 2011, contributing to the improvement in the Company’s gross unrealized loss position compared to December 31, 2010, the persisting global uncertainty and concern over prolonged economic weakness continue to have an adverse effect on the liquidity and fair value of certain investments. With respect to fixed income securities involving securitized financial assets, the underlying collateral cash flows were stress tested to determine there was no adverse change in the expected cash flows at September 30, 2011.

The Company views the decrease in value of all of the securities with unrealized losses at September 30, 2011 as temporary. For fixed maturity securities, management does not have the intent to sell the securities and it is not more likely than not the Company will be required to sell the securities before the anticipated recovery of the amortized cost bases. In addition, management expects to recover the entire cost basis of the fixed maturity securities. For equity securities, the Company has the ability and intent to hold the securities for the recovery of cost and recovery of cost is expected within a reasonable period of time. Additionally, as of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any events that call into question the ability of the issuers of the securities to honor their contractual commitments. Therefore, no impairment of these securities was recorded at September 30, 2011. Future changes in circumstances related to these and other securities could require subsequent recognition of other-than-temporary impairment losses.

Benefits, Claims and Settlement Expenses

	Nine Months Ended September 30,		Change From Prior Year
	2011	2010	Percent	Amount
Property and casualty	$352.6	$313.9	12.3%	$38.7
Annuity	1.6	1.2	33.3%	0.4
Life	44.6	41.1	8.5%	3.5

Total	$398.8	$356.2	12.0%	$42.6

Property and casualty catastrophe losses, included above (1)	$81.3	$40.5	100.7%	$40.8

(1)	See footnote (1) to the table below.

Property and Casualty Claims and Claim Expenses (“losses”)

	Nine Months Ended September 30,
	2011	2010
Incurred claims and claim expenses:
Claims occurring in the current year	$358.3	$328.5
Decrease in estimated reserves for claims occurring in prior years (2)	(5.7)	(14.6)

Total claims and claim expenses incurred	$352.6	$313.9

Property and casualty loss ratio:
Total	85.9%	75.5%
Effect of catastrophe costs, included above (1)	19.8%	9.8%

(1) Property and casualty catastrophe losses were incurred as follows:

	2011	2010
Three months ended
March 31	$8.0	$6.8
June 30	55.0	16.2
September 30	18.3	17.5

Total year-to-date	$81.3	$40.5

(2)    Shows the amounts by which the Company decreased its reserves in each of the periods indicated for claims occurring in previous years to reflect subsequent information on such claims and changes in their projected final settlement costs.

	2011	2010
Three months ended
March 31	$(2.7)	$(4.5)
June 30	(1.0)	(2.8)
September 30	(2.0)	(7.3)

Total year-to-date	$(5.7)	$(14.6)

For the three months ended September 30, 2011, the Company’s benefits, claims and settlement expenses decreased $0.5 million, or 0.4%, compared to the prior year, including a $0.8 million increase in property and casualty catastrophe losses in the current period. Tornado and storm activity produced 9 catastrophe events in the third quarter of 2011, with Hurricane Irene impacting several states being the costliest event for the Company. Also contributing to the third quarter change in claims and settlement expenses was an increase in current accident year automobile loss frequency, impacted by non-catastrophe weather, as well as a reduced level of favorable prior years’ property and casualty reserve development, both more than offset by favorable current accident year non-catastrophe homeowners results that largely reflected improvements in Florida sinkhole loss experience. For the third quarter of 2011, life segment benefits, claims and settlement expenses exceeded the prior year due to higher mortality costs.

For the nine months ended September 30, 2011, the Company’s benefits, claims and settlement expenses increased $42.6 million, or 12.0%, compared to the prior year, primarily reflecting a $40.8 million increase in property and casualty catastrophe losses.

For the first nine months of 2011, the favorable development of prior years’ property and casualty reserves of $5.7 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2010 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss emergence for accident years 2009 and prior, as well as favorable development of homeowners loss reserves for accident years 2010 and prior.

In the first nine months of 2010, favorable development of prior years’ property and casualty reserves of $14.6 million was the result of actual and remaining projected losses for prior years being below the level anticipated in the December 31, 2009 loss reserve estimate, primarily the result of favorable frequency and severity trends in voluntary automobile loss and loss adjustment expense emergence for accident years 2009 and prior.

For the nine months ended September 30, 2011, the voluntary automobile loss ratio of 72.5% increased by 5.7 percentage points compared to the same period a year earlier, including favorable development of prior years’ reserves that had a 2.4 percentage point smaller impact in the current period, higher catastrophe losses for this line of business which represented a 1.1 percentage point increase in the loss ratio, and the impact of the third quarter increase in loss frequency. The homeowners loss ratio of 113.0% for the nine months ended September 30, 2011 increased 19.8 percentage points compared to a year earlier, including a 27.8 percentage point increase due to the higher level of catastrophe costs. Catastrophe costs represented 55.9 percentage points of the homeowners loss ratio for the current period compared to 28.1 percentage points for the prior year. The homeowners loss ratio also reflected an increase of 1.5 percentage points in the nine months ended September 30, 2011 attributable to a lower level of favorable development of prior years’ reserves in the current period. Compared to incurred amounts for each of the quarters from third quarter 2009 through first quarter 2011, the Company’s sinkhole loss costs for the current year periods reflected a favorable impact from the Company’s Florida homeowners policy non-renewal program. Excluding claim settlement expenses, Florida sinkhole losses incurred for the three and nine months ended September 30, 2011 of $(0.9) million and $5.7 million, respectively, decreased $7.8 million and $9.2 million compared to the respective prior year periods. The amount for the third quarter of 2011 included favorable development of prior years’ reserves for sinkhole losses which is included in the amount of prior years’ reserve development disclosed above.

For the annuity segment, benefits in the first nine months of 2011 increased $0.4 million, or 33.3%, compared to the same period in the prior year. The Company’s guaranteed minimum death benefit (“GMDB”) reserve was $0.7 million at September 30, 2011, compared to $0.3 million at December 31, 2010 and $0.5 million at September 30, 2010. The changes in this reserve in both the current period and 2010 reflected the impact of financial market performance.

For the life segment, benefits in the current nine months increased $3.5 million compared to a year earlier, reflecting an increase in mortality costs in 2011.

Interest Credited to Policyholders

	Nine Months Ended September 30,		Change From Prior Year
	2011	2010	Percent	Amount

Annuity	$84.1	$78.7	6.9%	$5.4
Life	30.9	30.2	2.3%	0.7

Total	$115.0	$108.9	5.6%	$6.1

For the three months ended September 30, 2011, interest credited of $39.3 million increased 5.9%, or $2.2 million, compared to the same period in 2010, consistent with the percentage increase reflected for the nine months.

Compared to the first nine months of 2010, the current year increase in annuity segment interest credited reflected a 10.5% increase in average accumulated fixed deposits, partially offset by a 14 basis point decline in the average annual interest rate credited to 4.03%. Life insurance interest credited increased slightly as a result of the growth in interest-sensitive life insurance reserves.

The net interest spread on fixed annuity account value on deposit measures the difference between the rate of income earned on the underlying invested assets and the rate of interest which policyholders are credited on their account values. The net interest spreads for the nine months ended September 30, 2011 and 2010 were 199 basis points and 198 basis points, respectively.

As of September 30, 2011, fixed annuity account values totaled $3.0 billion, including $2.7 billion of deferred annuities. Of the deferred annuity account values, 31% had minimum guaranteed interest rates of 3% or lower while 61% had minimum guaranteed rates of 4.5% or greater. For $2.1 billion of the deferred annuity account values, the credited interest rate was equal to the minimum guaranteed rate. Due to limitations on the Company’s ability to further lower interest crediting rates, coupled with the potential for continued low reinvestment interest rates, management recognizes there could be fixed annuity spread compression in future periods.

Policy Acquisition Expenses Amortized

Amortized policy acquisition expenses were $27.9 million for the three months ended September 30, 2011 compared to $20.2 million for the same period in 2010. The $7.7 million increase between the quarterly periods was equal to the change in impacts of the evaluations of annuity deferred policy acquisition costs.

Amortized policy acquisition expenses were $71.7 million for the first nine months of 2011 compared to $66.1 million for the same period in 2010. At September 30, 2011, the evaluation of annuity deferred policy acquisition costs resulted in an increase in amortization of $5.6 million, which primarily reflected the impact of unfavorable financial market performance in the first nine months of the year. This compares to an increase in amortization of $0.9 million from a similar evaluation at September 30, 2010. For the life segment, the September 30, 2011 evaluation of deferred policy acquisition costs resulted in a $0.7 million year-to-date increase in amortization, compared to a $0.4 million increase recorded as a result of the September 30, 2010 evaluation.

Operating Expenses

For the three months ended September 30, 2011, operating expenses of $34.0 million decreased 5.9%, or $2.1 million, compared to a year earlier. In the third quarter of 2010, the Company recorded a charge of $2.2 million to write off software development costs related to its property insurance administrative system. This charge was borne by the property and casualty segment and represented 1.6 percentage points of that segment’s expense ratio for the third quarter of 2010.

For the first nine months of 2011, operating expenses of $102.6 million decreased 1.6%, or $1.6 million, compared to the same period in the prior year which included a charge of $2.2 million to write off software development costs described above that represented 0.5 percentage point of the property and casualty expense ratio for the first nine months of 2010. The property and casualty expense ratio of 25.5% for the nine months ended September 30, 2011 increased 0.2 percentage point compared to the prior year expense ratio of 25.3%, consistent with management’s expectations for the current period.

Income Tax Expense (Benefit)

The effective income tax rate on the Company’s pretax income, including net realized investment gains and losses, was 28.5% and 27.7% for the nine months ended September 30, 2011 and 2010, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rate 6.3 and 7.0 percentage points for the nine months ended September 30, 2011 and 2010, respectively.

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

At September 30, 2011, the Company had federal income tax returns for the 2006 through 2010 tax years still open and subject to adjustment upon examination by taxing authorities. The Company is currently under examination by the Internal Revenue Service for tax years 2006 through 2009. The Company has recorded $0.3 million of uncertain tax position liabilities including interest related to all open tax years as of September 30, 2011.

Net Income

For the three months ended September 30, 2011, the Company reported net income of $23.2 million, which represented an increase of $3.1 million, or 15%, compared to the prior year. After-tax net realized investment gains increased by $6.0 million between periods. Annuity segment net income decreased $4.2 million, or 49%, compared to the third quarter of 2010, primarily due to the negative impact on the current quarter from the evaluation of deferred policy acquisition costs which was largely driven by the change in financial market performance, partially offset by improvements in the interest margin. Life segment net income decreased $2.0 million, or 36%, compared to a year earlier, primarily due to higher mortality costs. For the property and casualty segment, net income increased $0.2 million, or 13%, compared to a year earlier, due to improvements in property non-catastrophe loss experience including a reduction in sinkhole claims, which were partially offset by an increase in the automobile current accident year loss ratio and a smaller benefit in the current period from favorable prior years’ reserve development. While only somewhat greater than the third quarter 2010 level, catastrophe losses had a negative impact on the comparison to prior year.

For the nine months ended September 30, 2011, the Company’s net income of $37.3 million represented a decrease of $28.4 million, or 43%, compared to the prior year primarily due to the increase in property and casualty catastrophe losses. After-tax net realized investment gains increased by $4.8 million between periods. For the property and casualty segment, the net loss of $11.6 million reflected a decrease of $32.6 million, compared to net income for the first nine months of 2010, primarily due to the increase in catastrophe costs but also reflecting a smaller benefit in the current period from favorable prior years’ reserve development. Catastrophe costs increased $26.5 million after tax compared to the prior year. Favorable prior years’ property and casualty reserve development was $5.8 million after tax lower than the same period a year ago. For the nine months, current period incurred sinkhole claims in Florida were less than the prior year by approximately $6 million after tax. Excluding catastrophe losses, compared to a year earlier current accident year results for the property line improved while automobile current accident year losses increased. Including all factors, the property and casualty combined ratio was 111.4% for the first nine months of 2011 compared to 100.8% for the same period in 2010. Annuity segment net income decreased $2.2 million, or 10%, compared to the first nine months of 2010, reflecting the negative impacts from the evaluation of deferred policy acquisition costs and a non-recurring tax benefit recorded in the prior year, partially offset by improvements in the interest margin. Compared to the first nine months of 2010, life segment net income decreased $2.2 million, or 14%, including higher mortality costs in the current period.

Net income (loss) by segment and net income per share were as follows:

	Nine Months Ended September 30,		Change From Prior Year
	2011	2010	Percent	Amount
Analysis of net income (loss) by segment:
Property and casualty	$(11.6)	$21.0	N.M.	$(32.6)
Annuity	20.5	22.7	-9.7%	(2.2)
Life	13.5	15.7	-14.0%	(2.2)
Corporate and other (1)	14.9	6.3	136.5%	8.6

Net income	$37.3	$65.7	-43.2%	$(28.4)

Effect of catastrophe costs, after tax, included above	$(52.8)	$(26.3)	100.8%	$(26.5)

Effect of realized investment gains, after tax, included above	$21.1	$16.3	29.4%	$4.8

Diluted:
Net income per share	$0.90	$1.61	-44.1%	$(0.71)

Weighted average number of shares and equivalent shares (in millions)	41.5	40.9	1.5%	0.6

Property and casualty combined ratio:
Total	111.4%	100.8%	N.M.	10.6%
Effect of catastrophe costs, included above	19.8%	9.8%	N.M.	10.0%

N.M. – Not meaningful.

(1)

The corporate and other segment includes interest expense on debt, realized investment gains and losses, certain public company expenses and other corporate level items. The Company does not allocate the impact of corporate level transactions to the insurance segments, consistent with the basis for management’s evaluation of the results of those segments.

For the nine months ended September 30, 2011, the changes in net income for the property and casualty, annuity and life segments are described above.

For the corporate and other segment, net income in the current period compared to the first nine months of 2010 primarily reflected the increase in net realized investment gains in the current period.

Return on average shareholders’ equity based on net income was 6% and 11% for the trailing 12 months ended September 30, 2011 and 2010, respectively.

The accounting guidance adopted by the Company effective January 1, 2011 is described in “Notes to Consolidated Financial Statements – Note 1 – Basis of Presentation – Adopted Accounting Standards”. The adoption did not have an effect on the results of operations or financial position of the Company.

Outlook for 2011

At the time of this Quarterly Report on Form 10-Q, management estimates that 2011 full year net income before realized investment gains and losses will be within a range of $0.90 to $1.00 per diluted share. This projection incorporates the Company’s results for the first nine months of the year, which included a significant level of property and casualty weather-related catastrophe costs and increased amortization of annuity deferred policy acquisition costs resulting from both unfavorable financial market performance and realized investment gains. For the remaining three months of 2011, this projection assumes catastrophe losses comparable to long-term historical levels, moderate financial market appreciation, minimal impact from Florida sinkhole losses and underlying results for each of the segments consistent with prior fourth quarter patterns. As described in “Critical Accounting Policies”, certain of the Company’s significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to income for the period in which the adjustments are made and may impact actual results compared to management’s current estimate. Additionally, see “Forward-looking Information” concerning other important factors that could impact actual results. Management believes that a projection of net income including realized investment gains and losses is not appropriate on a forward-looking basis because it is not possible to provide a valid forecast of realized investment gains and losses, which can vary substantially from one period to another and may have a significant impact on net income.

Liquidity and Financial Resources

Off-Balance Sheet Arrangements

At September 30, 2011 and 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Operating Activities

As a holding company, HMEC conducts its principal operations in the personal lines segment of the property and casualty and life insurance industries through its subsidiaries. HMEC’s insurance subsidiaries generate cash flow from premium and investment income, generally well in excess of their immediate needs for policy obligations, operating expenses and other cash requirements. Cash provided by operating activities primarily reflects net cash generated by the insurance subsidiaries. For the first nine months of 2011, net cash provided by operating activities decreased compared to the same period in 2010, primarily due to higher property and casualty claims payments in the current period including the impact of catastrophe events.

Payment of principal and interest on debt, dividends to shareholders and parent company operating expenses are dependent upon the ability of the insurance subsidiaries to pay cash dividends or make other cash payments to HMEC, including tax payments pursuant to tax sharing agreements. Payments for share repurchase programs also have this dependency. The insurance subsidiaries are subject to various regulatory restrictions which limit the amount of annual dividends or other distributions, including loans or cash advances, available to HMEC without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2011 from all of HMEC’s insurance subsidiaries without prior regulatory approval is approximately $78 million, of which $16 million was paid during the nine months ended September 30, 2011. Although regulatory restrictions exist, dividend availability from subsidiaries has been, and is expected to be, adequate for HMEC’s capital needs.

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

The Company’s annuity business produced net positive cash flows in the first nine months of 2011. For the nine months ended September 30, 2011, receipts from annuity contracts increased $30.2 million, or 10.5%, compared to the same period in the prior year, as described in “Results of Operations -- Insurance Premiums and Contract Charges”. In total, annuity contract benefits, withdrawals and net transfers to variable annuity accumulated cash values decreased $16.3 million, or 9.2%, compared to the prior year.

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

The total capital of the Company was $1,293.2 million at September 30, 2011, including $199.7 million of long-term debt and $38.0 million of short-term debt outstanding. Total debt represented 22.9% of total capital excluding unrealized investment gains and losses (18.4% including unrealized investment gains and losses) at September 30, 2011, which was within a range consistent with the Company’s long-term target of 25% and with the Company’s debt ratings assigned as of September 30, 2011.

Shareholders’ equity was $1,055.5 million at September 30, 2011, including a net unrealized gain in the Company’s investment portfolio of $257.2 million after taxes and the related impact of deferred policy acquisition costs associated with annuity and interest-sensitive life policies. The market value of the Company’s common stock and the market value per share were $455.5 million and $11.41, respectively, at September 30, 2011. Book value per share was $26.44 at September 30, 2011 ($20.00 excluding investment fair value adjustments).

Additional information regarding the net unrealized gain in the Company’s investment portfolio at September 30, 2011 is included in “Results of Operations -- Net Realized Investment Gains and Losses”.

Total shareholder dividends were $13.6 million for the nine months ended September 30, 2011. In March, May and September 2011, the Board of Directors announced regular quarterly dividends of $0.11 per share.

As of September 30, 2011, the Company had outstanding $75.0 million aggregate principal amount of 6.05% Senior Notes (“Senior Notes due 2015”), which will mature on June 15, 2015, issued at a discount resulting in an effective yield of 6.1%. Interest on the Senior Notes due 2015 is payable semi-annually at a rate of 6.05%. Detailed information regarding the redemption terms of the Senior Notes due 2015 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Senior Notes due 2015 are traded in the open market (HMN 6.05).

As of September 30, 2011, the Company had outstanding $125.0 million aggregate principal amount of 6.85% Senior Notes (“Senior Notes due 2016”), which will mature on April 15, 2016, issued at a discount resulting in an effective yield of 6.893%. Interest on the Senior Notes due 2016 is payable semi-annually at a rate of 6.85%. Detailed information regarding the redemption terms of the Senior Notes due 2016 is contained in the “Notes to Consolidated Financial Statements -- Note 5 -- Debt” of the Company’s Annual Report on Form 10-K for the

year ended December 31, 2010. The Senior Notes due 2016 are traded in the open market (HMN 6.85).

As of September 30, 2011, the Company had $38.0 million outstanding under its Bank Credit Facility. The Bank Credit Facility entered into on May 31, 2005 (the “Previous Bank Credit Agreement”) provided for unsecured borrowings of up to $125.0 million and was scheduled to expire on December 19, 2011. Interest accrued at varying spreads relative to corporate or Eurodollar base rates and was payable monthly or quarterly depending on the applicable base rate (London Interbank Offered Rate (“LIBOR”) plus 0.6%, which totaled 0.9%, at September 30, 2011). The unused portion under the Previous Bank Credit Agreement was subject to a variable commitment fee, which was 0.125% on an annual basis at September 30, 2011. During the nine months ended September 30, 2011, there was no change in the amount outstanding under the Company’s Previous Bank Credit Agreement.

On October 7, 2011, HMEC entered into a new Bank Credit Agreement (the “Current Bank Credit Facility”) that replaces the Previous Bank Credit Agreement. The Current Bank Credit Facility provides for unsecured borrowings of up to $150 million and expires on October 6, 2015. On October 7, 2011, there was no change to HMEC’s short-term debt balance. HMEC borrowed $38 million under the Current Bank Credit Facility and used the proceeds to repay the $38 million balance outstanding under the Previous Bank Credit Agreement. The Previous Bank Credit Facility was then terminated. Under the Current Bank Credit Facility, interest accrues at varying spreads relative to prime or eurodollar base rates and is payable monthly or quarterly depending on the applicable base rate (eurodollar base rate plus 1.25%, or 1.63%, as of October 7, 2011). The unused portion of the Current Bank Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis at October 7, 2011. The Current Bank Credit Facility contains financial covenants, as defined in the agreement, as follows: (1) debt to capital ratio not to exceed 35%, (2) minimum net worth and (3) insurance subsidiaries’ risk based capital percentages of not less than 300%.

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

With the exception of the ratings by A.M. Best, assigned ratings as of October 31, 2011 were unchanged from the disclosure in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. In April 2011, A.M. Best upgraded (1) the insurance financial strength rating of the Company’s primary life insurance subsidiary to “A (Excellent)” from “A- (Excellent)” and (2) HMEC’s debt rating to “bbb” from “bbb-”.

Assigned ratings as of October 31, 2011 were as follows (unless otherwise indicated, the insurance financial strength ratings for the Company’s property and casualty insurance subsidiaries and the Company’s principal life insurance subsidiary are the same):

	Insurance Financial Strength Ratings (Outlook)	Debt Ratings (Outlook)
October 31, 2011
S&P (1)	A (stable)	BBB (stable)
Moody’s (1)	A3 (stable)	Baa3 (stable)
A.M. Best
Horace Mann Life Insurance Company	A (stable)	N.A.
HMEC’s property and casualty subsidiaries	A- (stable)	N.A.
HMEC	N.A.	bbb (stable)

N.A. – Not applicable.

(1)	This agency has not yet rated Horace Mann Lloyds.

Reinsurance Programs

Information regarding the reinsurance program for the Company’s property and casualty segment is located in “Business -- Property and Casualty Segment -- Property and Casualty Reinsurance” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. All components of the Company’s property and casualty reinsurance program remain consistent with the Form 10-K disclosure, with the exception of the Florida Hurricane and Catastrophe Fund (“FHCF”) coverage. Subsequent to the February 28, 2011 SEC filing of the Company’s recent Form 10-K, information received from the FHCF indicated that the Company’s maximum for the 2010-2011 contract period had been revised to $51.2 million from $49.8 million, based on the FHCF’s financial resources, with no change in the retention, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida. The FHCF contract is a one-year contract. Effective June 1, 2011, the new contract with the FHCF, for the Company’s predominant insurance subsidiary for property and casualty business written in Florida, reinsures 90% of hurricane losses in Florida above an estimated retention of $7.5 million up to $26.7 million based on the FHCF’s financial resources. Compared to the 2010-2011 contract period, the reduced maximum coverage is due to the Company’s lower risk exposure in Florida as described in “Results of Operations -- Insurance Premiums and Contract Charges”.

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

Recent Accounting Changes

Goodwill

In September 2011, the Financial Accounting Standard Board (“FASB”) issued accounting guidance to allow an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The guidance provides an entity with the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal periods beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

Comprehensive Income

In June 2011, the FASB issued accounting guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements with the Statement of Comprehensive Income following the Statement of Operations. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and will be applied retrospectively. Management believes the adoption of this accounting guidance will not have an effect on the results of operations or financial position of the Company.

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

Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued accounting guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. The guidance will allow an insurance entity to capitalize only incremental and certain direct costs related to the successful acquisition of new or renewal insurance contracts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011 and provides for either prospective or retrospective application. As of the time of this Quarterly Report on Form 10-Q, management continues to assess the impact that the adoption of this accounting guidance will have on the results of operations and financial position of the Company. While management has completed a significant amount of analysis regarding deferrable costs under the new guidance, a considerable amount of work still needs to be completed, especially related to the Annuity and Life segments. As of the time of this Quarterly Report on Form 10-Q, management’s preliminary results indicate an impact on reported shareholders’ equity excluding unrealized investment gains and losses of less than 5%. However, completion of the Company’s final analysis could result in a larger impact on shareholders’ equity. Management currently anticipates electing retrospective application of the new guidance effective January 1, 2012 resulting in a downward adjustment to the deferred policy acquisition costs asset with a corresponding adjustment to beginning retained earnings. On a forward-looking basis, management currently anticipates the net impact of lower expense deferrals and lower amortization on net income to be minimal.

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

Management’s Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of September 30, 2011 pursuant to Rule 13a-15(b) of the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic Securities and Exchange Commission filings. No significant deficiencies or material weaknesses in the Company’s disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Company is not aware of any information required to be disclosed in a report on Form 8-K during the three months ended September 30, 2011 which has not been filed with the SEC.

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

(10)	Material contracts:

10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase Bank, N.A., as administrative agent.

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

10.7(a)*

Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(b)*

Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(c)*

Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.	Description

10.7(d)*

Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

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

10.12*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

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

Exhibit No.	Description

10.14*

Form of Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.13 to HMEC’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009.

10.14(a)*

Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

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

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 9, 2011	/s/ Peter H. Heckman

Peter H. Heckman
President and Chief Executive Officer

Date	November 9, 2011	/s/ Dwayne D. Hallman

Dwayne D. Hallman
Executive Vice President
and Chief Financial Officer

Date	November 9, 2011	/s/ Bret A. Conklin

Bret A. Conklin
Senior Vice President
and Controller

HORACE MANN EDUCATORS CORPORATION

EXHIBITS

To

FORM 10-Q

For the Quarter Ended September 30, 2011

VOLUME 1 OF 1

The following items are filed as Exhibits to Horace Mann Educators Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011. Management contracts and compensatory plans are indicated by an asterisk (*).

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

(10)	Material contracts:

	10.1	Credit Agreement dated as of October 7, 2011 among HMEC, certain financial institutions named therein and JPMorgan Chase, N.A., as administrative agent.

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

10.7(a)*

Specimen Incentive Stock Option Agreement for Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.	Description

10.7(b)*

Specimen Incentive Stock Option Agreement for Non-Section 16 Officers under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(b) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(c)*

Specimen Employee Service-Vested Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(c) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

10.7(d)*

Specimen Employee Performance-Based Restricted Stock Units Agreement under the HMEC 2010 Comprehensive Executive Compensation Plan, incorporated by reference to Exhibit 10.7(d) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

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

10.12*

Summary of HMEC Named Executive Officer Annualized Salaries, incorporated by reference to Exhibit 10.12 to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

Exhibit No.	Description

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

10.14(a)*

Revised Schedule to Change in Control Agreement between HMEC, HMSC and certain officers of HMEC and/or HMSC, incorporated by reference to Exhibit 10.14(a) to HMEC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011.

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

